Form 10-K
period 2011-08-31
CHS INC
filed 2011-11-14
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011
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

YES ☑     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

The Registrant has no voting or non-voting common equity (the Registrant is a member cooperative).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: The Registrant has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1.	BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2011, we had 12,272,003 shares of preferred stock outstanding. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2011, our total revenues were $36.9 billion and income attributable to CHS Inc. was $961.4 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services we sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments. One of these changes is that we no longer have a chief operating officer of Processing, resulting in a change in the way we manage our business and the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations and, since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in our Ag Business segment, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment, where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the years ended August 31, 2010 and 2009, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag Business segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the wholesale sales of crop nutrients, from the sales of soybean meal and soybean refined oil and through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our grain export joint ventures and other investments. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production. In addition, our wheat milling and packaged food operations are included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. Our non-consolidated agronomy joint venture is winding down its business activity and is also included in Corporate and Other.

Membership in CHS is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. Our Board of Directors may establish other qualifications for membership from time to time as it may deem advisable.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends) in cash and patrons’ equities (capital equity certificates), which may be redeemed over time at the discretion of our Board of Directors. Earnings derived from non-members, which are not allocated patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

The following table presents a summary of our primary subsidiary holdings and equity investments for each of our business segments at August 31, 2011:

			CHS	Income
Business Segment	Entity Name	Business Activity	Ownership%	Recognition

Energy	National Cooperative Refinery Association	Petroleum refining	74.5%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated
Ag Business	CHS do Brasil Ltda.	Grain procurement and merchandising in Brazil	100%	Consolidated
	TEMCO, LLC	Grain exporter	50%	Equity Method
	CHS Europe S.A.	Grain merchandising in Europe	100%	Consolidated
	CHS Ukraine, LLC	Grain procurement and merchandising in Ukraine	100%	Consolidated
	CHS Vostok, LLC	Grain procurement and merchandising in Russia	100%	Consolidated
	ACG Trade S.A.	Grain procurement and merchandising in Russia	50%	Equity Method
	CHSINC Iberica S.L.	Grain merchandising in Spain	100%	Consolidated
	CHS de Argentina	Grain merchandising in Argentina	100%	Consolidated
	CHS Argritrade Bulgaria EOOD	Grain procurement and merchandising in Bulgaria	100%	Consolidated
	CHS Argritrade Hungary LTD	Grain procurement and merchandising in Hungary	100%	Consolidated
	CHS Argritrade Romania S.R.L.	Grain procurement and merchandising in Romania	100%	Consolidated
	CHS Argritrade Serbia D.O.O.	Grain procurement and merchandising in Serbia	100%	Consolidated
	S.C. Silotrans S.R.L.	Romanian grain terminal port facility	96%	Consolidated
	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling General Partnership	Wheat milling in Canada	24%	Equity Method
Corporate and Other	Ventura Foods, LLC	Food manufacturing and distributing	50%	Equity Method
	Country Hedging, Inc.	Risk management products broker	100%	Consolidated
	Ag States Agency, LLC	Insurance agency	100%	Consolidated
	Impact Risk Solutions, LLC	Insurance brokerage	100%	Consolidated
	CHS Capital, LLC	Finance company	100%	Consolidated

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

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 74.5% ownership interest) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,400 independent retail sites, of which 57% are convenience stores marketing Cenex® branded fuels. For fiscal 2011, our Energy revenues, after elimination of inter-segment revenues, were $11.1 billion and were primarily from gasoline and diesel fuel.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, petroleum coke and asphalt. Our Laurel refinery sources approximately 85% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude via common carrier pipelines from the south.

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 43% gasoline, 37% diesel fuel and other distillates, 5% petroleum coke, and 15% asphalt and other products. Refined fuels produced at Laurel are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.

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

Renewable Fuels Marketing.  Our renewable fuels marketing business markets and distributes ethanol and biodiesel products throughout the United States and overseas by contracting with ethanol and biodiesel production plants to market and distribute their finished products.

Other Energy Operations.  We own and operate a propane terminal, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. For fiscal 2011, we obtained approximately 55% of the refined products we sold from our Laurel and McPherson refineries, and approximately 45% from third parties.

Sales and Marketing; Customers

We make approximately 72% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex tradename. We sold approximately 1.2 billion gallons of gasoline and approximately 1.6 billion gallons of diesel fuel in fiscal 2011, excluding NCRA’s sales to minority owners and others totaling approximately 308 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution emissions and, at the same time, increasing production to help pay for those expenditures. In particular, our refineries have completed work to comply with the EPA low sulfur fuel regulations that were required by 2006, which lowered the sulfur content of gasoline and diesel fuel. The EPA also passed a regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Our combined capital expenditures for benzene removal for our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $95.0 million for the projects. Approximately $19.0 million, $43.0 million and $33.0 million of expenditures were incurred during the fiscal years ended August 31, 2011, 2010 and 2009, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

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

We market refined fuels, motor gasoline and distillate products in five principal geographic areas. The first area includes the midwest and northern plains. Competition at the wholesale level in this area includes major oil companies, including ConocoPhillips, Valero and BP Amoco; independent refiners, including Flint Hills Resources and CVR Energy; and wholesale brokers/suppliers, including Western Petroleum Company. This area has a robust spot market and is influenced by the large refinery center along the gulf coast. The majority of the product moved in this market is shipped on the Magellan and NuStar pipeline systems.

To the east of the midwest and northern plains is another unique marketing area. This area centers near Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. CHS principally competes with the major oil companies Marathon, BP Amoco, ExxonMobil and Citgo; independent refineries, including Flint Hills Resources; and wholesale brokers/suppliers, including U.S. Oil.

Another market area is located south of Chicago, Illinois. Most of this area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies ConocoPhillips, Valero and ExxonMobil and independent refiners, including Delek US Holdings. This area is principally supplied from the Gulf coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

Another geographic area includes Montana, western North Dakota, Wyoming, Utah, Idaho, Colorado and western South Dakota. Competition at the wholesale level in this area includes the major oil companies ExxonMobil and ConocoPhillips and independent refiners, including HollyFrontier Corporation and Sinclair Oil Corporation. This area is also noted for being fairly well balanced in demand and supply, but has in recent times been impacted by the large growth of demand from the Bakken crude activity in this region.

The last area includes much of Washington and Oregon. We compete with the major oil companies ConocoPhillips, Tesoro, BP Amoco and Chevron in this area. This area is also known for volatile prices and an active spot market.

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2011, 2010 and 2009 are shown below:

	2011	2010	2009
	(Dollars in thousands)

Revenues	$11,467,381	$8,799,890	$7,639,838
Cost of goods sold	10,694,687	8,437,504	7,110,324

Gross profit	772,694	362,386	529,514
Marketing, general and administrative	142,708	123,834	125,104

Operating earnings	629,986	238,552	404,410
Loss (gain) on investments	1,027	(269)	(15,748)
Interest, net	5,829	9,939	5,483
Equity income from investments	(6,802)	(5,554)	(4,044)

Income before income taxes	$629,932	$234,436	$418,719

Intersegment revenues	$(383,389)	$(295,536)	$(251,626)

Total identifiable assets — August 31	$3,883,205	$3,004,471	$3,025,522

AG BUSINESS

Our Ag Business segment includes crop nutrients, country operations, grain marketing and oilseed processing. Our revenues in our Ag Business segment primarily include grain sales, which were $19.6 billion for fiscal 2011 after elimination of inter-segment revenues.

Crop Nutrients

Operations

There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and sell.

Our wholesale crop nutrients business sells approximately 5.6 million tons of fertilizer annually, based on an average of fiscal years 2011 and 2010, making it one of the largest wholesale fertilizer operations in the United States based on tons sold. Tons sold include sales to our country operations business. Product is either delivered directly to the customer from the manufacturer or through our 15 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. In addition, to supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the country. Based on fertilizer market data, our wholesale crop nutrients sales account for approximately 11% of the U.S. market.

Primary suppliers for our wholesale crop nutrients business include CF Industries, Potash Corporation of Saskatchewan, Mosaic Company, Koch Industries, Petrochemical Industries Company (PIC) in Kuwait and Belrusian Potash Company.

Products and Services

Our wholesale crop nutrients business sells nitrogen, phosphorus, potassium and sulfate based products. During the year ended August 31, 2011, the primary crop nutrients products we purchased were urea, potash, UAN, phosphates and ammonia.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells product to approximately 2,000 local retailers from New York to the west coast and from the Canadian border to Texas. Our largest customer is our own country operations business, which is also included in our Ag Business segment. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

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

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and customers with access to a full range of products, programs and services for production agriculture. Country operations operates 401 locations through 67 business units, the majority of which have local producer boards dispersed throughout Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our locations, our country operations business units purchase grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is sold through our grain marketing operations, used for livestock feed production or sold to other processing companies. For the year ended August 31, 2011, country operations purchased approximately 582 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 558 million were purchased from members and 417 million were sold through our grain marketing operations.

Other Products.  Our country operations business units manufacture and sell other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflower products.

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

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), local cooperatives, private grain companies and processors at the majority of our locations in our trade territory, as previously defined in the “Overview.” In addition, Columbia Grain and Gavilon are also our competitors.

Competitors for our farm supply businesses include Cargill, Agrium, Simplot, Helena, Wilbur Ellis, local cooperatives and smaller private companies at the majority of locations throughout our trade territory. In addition, Land O’Lakes Purina Feed, Hubbard Milling, ADM and Cargill are our major competitors for the sale of feed products.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling over 2.1 billion bushels annually. During fiscal 2011, we purchased approximately 60% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through joint ventures.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. These river terminals are located at Savage and Winona, Minnesota and Davenport, Iowa, as well as terminals in which we have put-through agreements located at St. Louis, Missouri and Beardstown and Havana, Illinois. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the Gulf of Mexico market. In the Pacific Northwest, we conduct our grain marketing operations through TEMCO, LLC (a 50% joint venture with Cargill) which operates an export terminal in Tacoma, Washington, and primarily exports corn and soybeans. During the year ended August 31, 2011, we dissolved our United Harvest joint venture, which operated two grain export facilities in Washington that were leased from the joint venture participants. As a result of the dissolution, we are now operating our Kalama, Washington export facility which primarily exports wheat, and our joint venture partner is operating its Vancouver, Washington facility. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions.

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations’ international customers. This business has expanded its operations into the procurement and marketing of multiple commodities, including fertilizers. During fiscal 2007, we invested in a Brazil-based joint venture, Multigrain AG (Multigrain). During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million from the sale. We intend to use a significant amount of the proceeds from the transaction for other investment opportunities in Brazil.

We have opened additional international offices between fiscal 2007 and 2011 throughout the world. These include offices and operations in Europe, South America, the Black Sea and Mediterranean Basin regions and the Asia-Pacific region.

For sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide we have offices in Geneva, Switzerland; Barcelona, Spain; Kiev, Ukraine; and Vostok, Russia. Additionally we opened grain merchandising offices in fiscal 2011 in Budapest, Hungary; Novi Sad, Serbia; Bucharest, Romania; Sofia, Bulgaria; and a marketing office in Amman, Jordan. With the Agri Point acquisition in fiscal 2011, we have a deep water port in Constanta, Romania, a barge loading facility on the Danube River in Giurgiu, Romania, and an inland grain terminal at Oroshaza, Hungary. In addition, we have an investment in a port facility in Odessa, Ukraine. In the Pacific Rim area, we have offices in Hong Kong and Shanghai, China that serve customers receiving grains and oilseeds from our origination points in North and South America. In South America we have grain merchandising offices to source grains in Sao Paulo, Brazil and Buenos Aires, Argentina. Finally, we sell and market crop nutrients from our Geneva, Switzerland; Sao Paulo, Brazil; and Buenos Aires, Argentina offices.

Our grain marketing operations may have significant working capital needs, at any time, depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

Our grain marketing operations purchased approximately 2.1 billion bushels of grain during the year ended August 31, 2011, which primarily included corn, soybeans, wheat and distillers dried grains with solubles (DDGS). Of the total grains purchased by our grain marketing operations, 866 million bushels were from our individual and cooperative association members, 417 million bushels were from our country operations business and the remainder was from third parties.

Sales and Marketing; Customers

Purchasers of our grain and oilseed include domestic and foreign millers, maltsters, feeders, crushers and other processors. To a much lesser extent, purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer, and its supply relationships call for delivery of grain at prevailing market prices.

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

Competition.  Our grain marketing operations compete for both the purchase and the sale of grain. Competition is intense and margins are low. Some competitors are integrated food producers, which may also be customers. A few major competitors have substantially greater financial resources than us.

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

Oilseed Processing

Operations

Our oilseed processing operations convert soybeans into soybean meal, soyflour, crude soybean oil, refined soybean oil and associated by-products. These operations are conducted at a facility in Mankato,

Minnesota that can crush approximately 40 million bushels of soybeans on an annual basis, producing approximately 960 thousand short tons of soybean meal and 460 million pounds of crude soybean oil. The same facility is able to process approximately 1.1 billion pounds of refined soybean oil annually. Another crushing facility in Fairmont, Minnesota has a crushing capacity of over 50 million bushels of soybeans on an annual basis, producing approximately 1.2 million short tons of soybean meal and 575 million pounds of crude soybean oil.

Products and Services

Our oilseed processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications. We produce approximately 60 thousand tons of soyflour annually, and approximately 20% is further processed at our manufacturing facility in Hutchinson, Kansas. This facility manufactures unflavored and flavored textured soy proteins used in human and pet food products, and accounted for approximately 2% of our oilseed processing annual sales in fiscal 2011.

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

Sales and Marketing; Customers

Our customers for refined oil are principally large food product companies located throughout the United States. However, over 50% of our customers are located in the midwest due to relatively lower freight costs and slightly higher profitability potential. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. Our sales to Ventura Foods accounted for 27% of our soybean oil sold during fiscal 2011. We also sell soymeal to approximately 325 customers, primarily feed lots and feed mills in southern Minnesota. In fiscal 2011, Interstate Commodities accounted for 12% of our soymeal sold. We sell soyflour to customers in the baking industry both domestically and for export.

Industry; Competition

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

Regulation.  Our oilseed processing operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our Processing segment’s operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Summary Operating Results

Summary operating results and identifiable assets for our Ag Business segment for the fiscal years ended August 31, 2011, 2010 and 2009 are shown below:

	2011	2010	2009
	(Dollars in thousands)

Revenues	$25,767,033	$16,715,055	$18,292,204
Cost of goods sold	25,204,301	16,258,679	17,994,462

Gross profit	562,732	456,376	297,742
Marketing, general and administrative	229,369	187,640	168,886

Operating earnings	333,363	268,736	128,856
Gain on investments	(118,344)	(421)	(66)
Interest, net	57,438	33,039	53,565
Equity income from investments	(40,482)	(31,248)	(35,453)

Income before income taxes	$434,751	$267,366	$110,810

Total identifiable assets — August 31	$5,276,537	$3,847,518	$3,202,132

CORPORATE AND OTHER

Business Solutions

Financial Services.  We have provided open account financing to approximately 100 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

CHS Capital, LLC.  CHS Capital, LLC (CHS Capital), a finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and individual producers. In fiscal 2011, the LLC’s name was changed from Cofina Financial to CHS Capital. Through August 31, 2008, we accounted for our 49% ownership interest in CHS Capital using the equity method of accounting. On September 1, 2008, CHS Capital became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest for $53.3 million, which included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Country Hedging, Inc.  Our wholly-owned subsidiary, Country Hedging, Inc., is a registered Futures Commission Merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. Country Hedging provides full-service commodity risk management brokerage and consulting services to its customers, primarily in the areas of agriculture and energy.

Ag States Group.  Our wholly-owned subsidiary, Ag States Agency, LLC, is a full-service independent insurance agency. It sells insurance, including all lines of insurance including property and casualty, group benefits and surety bonds. Its approximately 2,000 customers are primarily agribusinesses, including cooperatives and independent elevators, energy, agronomy, feed and seed plants, implement dealers and food processors. Impact Risk Solutions, LLC, a wholly-owned subsidiary of Ag States Agency, LLC, conducts the insurance brokerage business of Ag States Group. Impact Risk Funding, Inc. PCC, (IRF) a wholly-owned subsidiary of Ag States Agency, LLC, was incorporated as a protected cell captive insurer in the District of Columbia in July 2010. IRF was created as an insurance entity to provide alternative risk financing options for customers.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. During fiscal 2011, we invested $3.1 million in Horizon Milling, and during fiscal 2010 we invested $2.1 million. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2011 were $511.2 million and $8.0 million, respectively. Horizon Milling’s advance payments on grain to us were $10.7 million on August 31, 2011, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting and on August 31, 2011, our investment was $79.8 million. On August 31, 2011, our net book value of assets leased to Horizon Milling was $53.9 million.

During fiscal 2007, we formed Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired a Canadian grain-based foodservice and industrial business, which includes two flour milling operations and two dry baking mixing facilities in Canada. During fiscal 2010, we invested $0.4 million in Horizon Milling G.P. We account for the investment using the equity method of accounting, and on August 31, 2011, our investment was $20.4 million.

Foods

Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods) which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2011, our investment was $278.9 million.

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

Ventura Foods currently has 11 manufacturing and distribution locations across the United States. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, cottonseed oil, peanut oil and other ingredients and supplies, from various national suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2011 fiscal year, Sysco accounted for 23% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Major competitors include ADM, Cargill, Bunge, Unilever, ConAgra, ACH Food Companies, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Agriliance, LLC

Agriliance LLC (Agriliance) is owned and governed by CHS (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment, using the equity method of accounting, within Corporate and Other. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance is currently winding down its business activities and primarily holds long-term liabilities. During the years ended August 31, 2011, 2010 and 2009, we received $28.0 million, $105.0 million and $25.0 million, respectively, of cash distributions from Agriliance as returns of capital for proceeds from the sale of many of the Agriliance retail facilities, and the collection of receivables. We recorded pre-tax gains of $9.0 million and $28.4 million during fiscal 2011 and fiscal 2010, respectively, related to these cash distributions.

Renewable Fuels

We previously held a minority ownership interest in VeraSun Energy Corporation (VeraSun), an ethanol production company. In fiscal 2009, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, we recorded an impairment charge of $74.3 million, during fiscal 2009. The impairment did not affect our cash flows and did not have a bearing upon our compliance with any covenants under our credit facilities.

PRICE RISK AND HEDGING

When we enter into a commodity purchase or sales commitment, we incur risks related to price change and performance (including delivery, quality, quantity and shipment period). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price, in the event market prices decrease. We are also exposed to risk of loss on our fixed or partially fixed price sales contracts in the event market prices increase.

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes with the exception of some contracts in our Energy segment from time to time. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. With the exception of some contracts included in our Energy segment from time to time, unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices. Beginning in the third quarter of fiscal 2010, certain financial contracts within our Energy segment were entered into and had been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts were previously deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheet and all amounts were recognized in cost of goods sold as of August 31, 2011, with no amounts remaining in other comprehensive loss.

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

EMPLOYEES

On August 31, 2011, we had 9,562 full, part-time, temporary and seasonal employees, which included 655 employees of NCRA. Of that total, 2,804 were employed in our Energy segment, 5,008 in our country operations business (including approximately 1,281 seasonal and temporary employees), 156 in our crop nutrients operations, 787 in our grain marketing operations, 333 in our oilseed processing operations and 474 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of both of our segments and Corporate and Other are employed in this manner.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions: the United Steel Worker (USW) Union Local 11- 443 represents 191 refinery employees for which agreements are in place through February 1, 2012 and the Oil Basin Pipeliners Union (OBP) represents 18 pipeline employees for which they have an evergreen labor agreement that renews every September 1 unless 90 days notice is given. The contracts covering the NCRA McPherson, Kansas refinery include 306 employees represented by the United Steel Workers of America (USWA) that are in place through June 2012. There were approximately 152 CHS employees in transportation and lubricant plant operations covered by collective bargaining agreements with the Teamsters that expire at various times including a labor contract in the Pacific Northwest (PNW) trade territory that expired on July 31, 2010 and a labor contract with North Dakota drivers and mechanics that expired November 16, 2010. Work continued under the terms of the two expired Teamster agreements while decertification elections were petitioned for by employees in both North Dakota and the PNW. On August 29, 2011, the National Labor Relations Board (NLRB) certified the results of the North Dakota election and union locals 638 and 120 were decertified and no longer represent the employees. On September 22, 2011, the NLRB certified the results of the PNW election and union locals 690, 839, 174, 81, 206, 313 and 760 were decertified and no longer represent the employees. There are currently 74 CHS employees in transportation and lubricant plant operations covered by collective bargaining agreements with the Teamsters.

Certain production workers in our oilseed processing operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) (120 employees) which expires on June 30, 2013 and the Pipefitters’ Union (2 employees), which expires on April 30, 2012.

The BTWGM also represents 45 employees at our Superior, Wisconsin grain export terminal with a contract expiring on June 30, 2013. Various union contracts cover employees in other grain and crop nutrient terminal operations: the USWA represents 76 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring on May 31, 2013; the Teamsters represent 9 employees at our Winona, Minnesota river terminal with a contract expiring on February 28, 2015; and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 32 employees at our Kalama, Washington export terminal with a contract in place through September 2014. Finally, certain employees in our country operations business are represented by collective bargaining agreements with the BTWGM which represents 26 employees in two locations, Hermiston, OR and Great Falls, MT, with contracts expiring on December 31, 2011 and July 1, 2014 respectively.

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

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others or any combination designated by the Board of Directors. Beginning in fiscal 2006 through fiscal 2010, the Board of Directors approved the distributed patronage dividends to be in the form of 35% cash and 65% patrons’ equities (see “— Patrons’ Equities” below). For fiscal 2011, the Board of Directors approved the distributed patronage dividends to be in the form of 35% cash and 65% patrons’ equity for individuals and 40% cash and 60% patrons’ equity for non-individuals. In addition, the Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2011, be added to our capital reserves. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2011, 2010 and 2009, were $402.4 million ($141.5 million in cash), $438.0 million ($153.9 million in cash) and $648.9 million ($227.6 million in cash), respectively.

By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients operating earnings and the gain on the sale of our CF Industries stock through the cancellation of capital equity certificates in fiscal 2010.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of

Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2011, that will be distributed in fiscal 2012, to be approximately $136.0 million.

Cash redemptions of patrons and other equities during the years ended August 31, 2011, 2010 and 2009 were $61.2 million, $23.1 million and $49.7 million, respectively. An additional $36.7 million and $49.9 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2010 and 2009, respectively. No equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the year ended August 31, 2011.

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

As a membership cooperative, we do not have common stock. We may issue equity or debt instruments, on a patronage basis or otherwise, to our members. We have two types of members. Individual members are individuals actually engaged in the production of agricultural products. Cooperative associations are associations of agricultural producers and may be either cooperatives or other associations organized and operated under the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended.

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

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2011, our outstanding capital includes patrons’ equities (consisting of Capital Equity Certificates and Non-patronage Equity Certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2011, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, capital expenditures for upgrading our refineries, largely to comply with regulations requiring the reduction of sulfur levels in refined petroleum products, were completed in fiscal 2006. The Environmental Protection Agency also passed a regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Our combined capital expenditures for benzene removal for our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $95.0 million for the projects. Approximately $19.0 million, $43.0 million and $33.0 million of expenditures were incurred during the fiscal years ended August 31, 2011, 2010 and 2009, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

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

New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. It is expected that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of GHGs, (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our energy products. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or substantial modifications to existing equipment.

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

On December 15, 2009, the Environmental Protection Agency (EPA) officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act (CAA). In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of GHGs from motor vehicles and that could also lead to the imposition of GHG emission limitations in CAA permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. Our refineries, and possibly other of our facilities, will be required to report GHG emissions from certain sources under the rule. The EPA has implemented that GHG emissions be permitted under the (Prevention of Significant Deterioration) PSD permitting process.

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

It is not possible at this time to predict whether climate change legislation will be enacted or in what form. However, the EPA’s adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the energy products that we produce. Further, we may be required to purchase “allowances” under the proposed cap-and-trade legislation. We believe that a significant part, if not all, of these costs would be passed on in the price of our products. However, the extent of our ability to pass on such costs is unknown. Further, a change in consumer practices could result in a reduction in consumption of carbon-based fuels resulting in a decrease in the demand for our energy products.

Finally, it should be noted that some scientists believe that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. However, the potential physical impacts of such climate change are uncertain and may vary by region. If any such effects were to occur, they could have an adverse effect on our operations. Significant climate changes may, for example, affect crop production, including a possible shift in crop production to other geographic territories. The impact of climate changes could be positive or negative for our Ag Business segment. Crop failures due to weather conditions could also adversely affect the demand for our crop input products such as fertilizer and chemicals. We believe, however, that the effects of climate change will be over the long term and would likely only have an impact over many decades.

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

Government policies and regulation affecting the agricultural sector and related industries could adversely affect our operations and profitability.

The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Report and Consumer Protection Act and related regulations are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. These efforts to change the regulation of financial markets may subject users of derivatives, such as CHS, to extensive oversight and regulation by the Commodities Futures Trading Commission (CFTC). Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, will be required, ensuring that federal rules and policies in this area will be further developing in the next one to two years.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of August 31, 2011, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.	PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	Glenwood, Minnesota; Black Creek, Wisconsin (leased to another entity)
Transportation terminals/repair facilities	13 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Texas, Washington and Wisconsin, 2 of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations	66 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 20 of which are leased. We own an additional 5 locations which we do not operate, but are on capital leases to others
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have an approximate 74.5% interest in NCRA, which owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	2 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Jayhawk stations	26 locations located in Kansas, Nebraska and Oklahoma
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

Ag Business

Within our Ag Business segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our crop nutrients operations at the following locations:

Briggs, Indiana (terminal, owned)
Crescent City, Illinois (terminal, owned)
Crestline, Ohio (terminal, owned)
Fostoria, Ohio (terminal, owned)
Galveston, Texas (deep water port, land leased from port authority)
Grand Forks, North Dakota (terminal, owned)
Green Bay, Wisconsin (terminal, owned)
Indianapolis, Indiana (terminal, leased)
Little Rock, Arkansas (river terminal, land leased from port authority)
Memphis, Tennessee (river terminal, owned)
Muscatine, Iowa (river terminal, owned)
Post Falls, Idaho (terminal, owned)
St. Paul, Minnesota (river terminal, owned)
Texarkana, Texas (terminal, owned)
Watertown, South Dakota (terminal, owned)
Winona, Minnesota (2 river terminals, owned)

Country Operations

In our country operations business, we own 389 agri-operations locations (of which some of the facilities are on leased land), 3 sunflower plants and 9 feed manufacturing facilities of which we operate 8 and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Constanta, Romania (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Kalama, Washington (leased)
Myrtle Grove, Louisiana (owned)
Oroshaza, Hungary (owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (owned)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations, unless otherwise noted:

Amman, Jordan
Barcelona, Spain
Bucharest, Romania
Budapest, Hungary
Buenos Aires, Argentina (2 locations)

Davenport, Iowa (owned)
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev and Odessa, Ukraine
Krasnodor, Russia
Lincoln, Nebraska
Novi Sad, Serbia
Sao Paulo, Maringa, Rio Grande, Paranagua, Sertanopolis and Cruz Alta, Brazil
Sofia, Bulgaria
Shanghai, China
Winona, Minnesota (owned)

Oilseed Processing

We own a campus in Mankato, Minnesota, comprised of a soybean crushing plant, an oilseed refinery, a soyflour plant, a quality control laboratory, an engineering office and an administration office. We also own a crushing plant in Fairmont, Minnesota. In addition, we own a textured soy protein manufacturing plant in Hutchinson, Kansas.

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

We have approximately 72,900 members, of which approximately 1,230 are cooperative association members and approximately 71,670 are individual members. As a cooperative, we do not have any common stock that is traded.

On August 31, 2011, we had 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ Global Select Market under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2011, that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2011, 2010 and 2009, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

	2011	2010	2009	2008	2007
	(Dollars in thousands)

Income Statement Data:
Revenues	$36,915,834	$25,267,931	$25,729,916	$32,167,461	$17,215,992
Cost of goods sold	35,512,988	24,397,410	24,849,901	30,993,899	16,129,233

Gross profit	1,402,846	870,521	880,015	1,173,562	1,086,759
Marketing, general and administrative	438,498	366,582	355,299	329,965	245,357

Operating earnings	964,348	503,939	524,716	843,597	841,402
(Gain) loss on investments	(126,729)	(29,433)	56,305	(29,193)	(20,616)
Interest, net	74,835	58,324	70,487	76,460	31,098
Equity income from investments	(131,414)	(108,787)	(105,754)	(150,413)	(109,685)

Income before income taxes	1,147,656	583,835	503,678	946,743	940,605
Income taxes	86,628	48,438	63,304	71,861	37,784

Net income	1,061,028	535,397	440,374	874,882	902,821
Net income attributable to noncontrolling interests	99,673	33,238	58,967	71,837	146,098

Net income attributable to CHS Inc.	$961,355	$502,159	$381,407	$803,045	$756,723

Balance Sheet Data (August 31):
Working capital	$2,776,492	$1,603,994	$1,626,352	$1,738,600	$821,878
Net property, plant and equipment	2,420,214	2,253,071	2,099,325	1,948,305	1,728,171
Total assets	12,217,010	8,666,128	7,869,845	8,771,978	6,754,373
Long-term debt, including current maturities	1,501,997	986,241	1,071,953	1,194,855	688,321
Total equities	4,265,320	3,604,451	3,333,164	3,161,418	2,672,841

The selected financial information below has been derived from our two business segments, and Corporate and Other, for the fiscal years ended August 31, 2011, 2010 and 2009. The intercompany revenues between segments were $383.4 million, $295.5 million and $251.6 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

Prior year amounts in the following table have been adjusted to conform to our current segments.

Summary Financial Data By Business Segment

	Energy			Ag Business
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)

Revenues	$11,467,381	$8,799,890	$7,639,838	$25,767,033	$16,715,055	$18,292,204
Cost of goods sold	10,694,687	8,437,504	7,110,324	25,204,301	16,258,679	17,994,462

Gross profit	772,694	362,386	529,514	562,732	456,376	297,742
Marketing, general and administrative	142,708	123,834	125,104	229,369	187,640	168,886

Operating earnings	629,986	238,552	404,410	333,363	268,736	128,856
Loss (gain) on investments	1,027	(269)	(15,748)	(118,344)	(421)	(66)
Interest, net	5,829	9,939	5,483	57,438	33,039	53,565
Equity income from investments	(6,802)	(5,554)	(4,044)	(40,482)	(31,248)	(35,453)

Income before income taxes	$629,932	$234,436	$418,719	$434,751	$267,366	$110,810

Intersegment revenues	$(383,389)	$(295,536)	$(251,626)

Total identifiable assets — August 31	$3,883,205	$3,004,471	$3,025,522	$5,276,537	$3,847,518	$3,202,132

	Corporate and Other
	2011	2010	2009
	(Dollars in thousands)

Revenues	64,809	$48,522	$49,500
Cost of goods sold	(2,611)	(3,237)	(3,259)

Gross profit	67,420	51,759	52,759
Marketing, general and administrative	66,421	55,108	61,309

Operating earnings (losses)	999	(3,349)	(8,550)
(Gain) loss on investments	(9,412)	(28,743)	72,119
Interest, net	11,568	15,346	11,439
Equity income from investments	(84,130)	(71,985)	(66,257)

Income (loss) before income taxes	$82,973	$82,033	$(25,851)

Intersegment revenues
Total identifiable assets — August 31	$3,057,268	$1,814,139	$1,642,191

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of financial condition and results of operations should be read in conjunction with the accompanying audited financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found in Part I, Item 1A of this Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Form 10-K.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines, and market and distribute refined fuels and other energy products, under the Cenex® brand, through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers or further processed into a variety of grain-based food products.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA) in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments. One of these changes is that we no longer have a chief operating officer of Processing, resulting in a change in the way we manage our business and the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations, and since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in our Ag Business segment, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the years ended August 31, 2010 and 2009 have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag Business segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 24% ownership in Horizon Milling, LLC (Horizon Milling) and Horizon Milling G.P.

Results of Operations

Comparison of the years ended August 31, 2011 and 2010

General.  We recorded income before income taxes of $1.1 billion in fiscal 2011 compared to $583.8 million in fiscal 2010, an increase of $563.8 million (97%). Operating results reflected higher pretax earnings in our Energy and Ag Business segments as well as within Corporate and Other.

Our Energy segment generated income before income taxes of $629.9 million for the year ended August 31, 2011 compared to $234.4 million in fiscal 2010. This increase in earnings of $395.5 million (169%) is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas. Earnings in our renewable fuels marketing and transportation businesses also improved, while our propane, lubricants and equipment businesses experienced lower earnings during the year ended August 31, 2011 when compared to the previous year.

Our Ag Business segment generated income before income taxes of $434.8 million for the year ended August 31, 2011 compared to $267.4 million in fiscal 2010, an increase in earnings of $167.4 million (63%). Earnings from our wholesale crop nutrients business improved $34.9 million for the year ended August 31, 2011 compared with fiscal 2010, primarily from increased volumes and improved margins. Our country operations earnings increased $48.7 million during the year ended August 31, 2011 compared to the prior year, primarily as a result of higher grain volumes and increased margins, including from acquisitions made over the past year. Our grain marketing earnings increased by $76.9 million during the year ended August 31, 2011 compared with fiscal 2010, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain AG (Multigrain) of $119.7 million, partially offset by an increase of $27.2 million of equity method losses from Multigrain and also higher expenses related to the expansion of our foreign operations. Our oilseed processing earnings increased by $5.7 million for the year ended August 31, 2011 compared to the prior year, primarily due to improved crushing margins, partially offset by reduced refining margins.

Corporate and Other generated income before income taxes of $83.0 million during fiscal 2011 compared to $82.0 million during fiscal 2010, an increase in earnings of $1.0 million (1%). Business solutions earnings increased $7.8 million during the year ended August 31, 2011 compared with fiscal 2010, primarily from increased activities in our financial and hedging services. Our Agriliance equity investment generated reduced earnings of $12.0 million, net of allocated expenses, primarily from a larger gain we recorded on our investment in fiscal 2010 compared to fiscal 2011, related to cash distributions received. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $5.1 million during the year ended August 31, 2011, compared to the prior year, primarily from increased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $2.1 million for the year ended August 31, 2011 compared to the prior year, primarily as a result of improved margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2011 was $961.4 million compared to $502.2 million for the year ended August 31, 2010, which represents a $459.2 million (91%) increase.

Revenues.  Consolidated revenues of $36.9 billion for the year ended August 31, 2011 compared to $25.3 billion for the year ended August 31, 2010, which represents a $11.6 billion (46%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $11.1 billion increased by $2.6 billion (30%) during the year ended August 31, 2011 compared to fiscal 2010. During the years ended August 31, 2011 and 2010, our Energy segment recorded revenues from our Ag Business segment of $383.4 million and $295.5 million, respectively, which are eliminated as part of the consolidation process. The net increase in revenues of $2.6 billion is comprised of a net increase of $2.8 billion related to higher prices, partially offset by $189.2 million related to a net decrease in sales volume. Refined fuels revenues increased $2.0 billion (32%), of which $2.2 billion was related to a net average selling price increase, partially offset by $249.6 million, which was attributable to decreased volumes, compared to the previous year. The sales price of refined fuels increased $0.80 per gallon (38%), while volumes decreased 4%. The volume decrease was mainly from the reduced volumes to the minority owners of NCRA due to NCRA’s required major maintenance, in addition to the impact of the global economy with less transport diesel usage, when comparing the year ended August 31, 2011 with the prior year. Propane revenues increased $48.8 million (7%), of which $124.1 million related to an increase in the net average selling price, partially offset by a $75.2 million decrease in volume, when compared to the previous year. The average selling price of propane increased $0.21 per gallon (19%), while sales volume decreased 10% in comparison to the prior year. The decrease in propane volumes primarily reflects decreased demand, primarily from a greatly reduced crop drying season in the fall of fiscal 2011 as compared to the fall of fiscal 2010. Renewable fuels marketing revenues increased $478.9 million (44%), primarily from an increase in the average selling price of $0.74 per gallon (41%), coupled with a 2% increase in volumes, when compared with fiscal 2010.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $25.8 billion increased $9.1 billion (54%) during the year ended August 31, 2011 compared to fiscal 2010. Grain revenues in our Ag Business segment totaled $19.6 billion and $12.1 billion during the years ended August 31, 2011 and 2010, respectively. Of the grain revenues increase of $7.5 billion (62%), $5.8 billion is due to increased average grain selling prices and a $1.7 billion increase due to a 14% net increase in volumes, during the year ended August 31, 2011 compared to the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.64 per bushel (42%) over fiscal 2010. Soybeans, wheat and corn all had increased volumes compared to the year ended August 31, 2010.

Our oilseed processing revenues in our Ag Business segment of $1.3 billion increased $248.0 million (23%) during fiscal 2011 compared to fiscal 2010. The net increase in revenues of $248.0 million is comprised of $217.5 million from an increase in the average selling price of our oilseed products and a net increase of $30.5 million related to increased volumes, as compared to fiscal 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $2.4 billion and $1.6 billion during the years ended August 31, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of

$853.2 million (55%), $607.7 million was related to increased average fertilizer selling prices and $245.5 million was due to increased volumes, during the year ended August 31, 2011 compared to the prior fiscal year. The average sales price of all fertilizers sold reflected an increase of $111 per ton (34%) over fiscal 2010. Our wholesale crop nutrient volumes increased 16% during the year ended August 31, 2011 compared with fiscal 2010, mainly due to good weather conditions in the fall of fiscal 2011 which allowed for early fertilizer application compared to a late fall harvest in fiscal 2010 which delayed fertilizer application.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $2.3 billion increased by $440.6 million (24%) during fiscal 2011 compared to fiscal 2010, primarily the result of increased revenues in our country operations sales of retail crop nutrients and energy products. Other revenues within our Ag Business segment of $191.1 million during fiscal 2011 increased $4.4 million (2%) compared to fiscal 2010.

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

Cost of Goods Sold.  Consolidated cost of goods sold of $35.5 billion for the year ended August 31, 2011, compared to $24.4 billion for the year ended August 31, 2010, which represents a $11.1 billion (46%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $10.3 billion increased by $2.2 billion (27%) during fiscal 2011 compared to fiscal 2010. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $1.5 billion (26%) which reflects an increase in the average cost of refined fuels of $0.64 per gallon (32%) while volumes decreased 4% compared to the year ended August 31, 2010. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the year ended August 31, 2010. The aggregate average per unit cost of crude oil purchased for the two refineries increased 23% compared to the year ended August 31, 2010. The cost of propane increased $69.6 million (10%), primarily from an average cost increase of $0.24 per gallon (23%), partially offset by a 10% decrease in volumes, when compared to the year ended August 31, 2010. Renewable fuels marketing costs increased $477.7 million (44%), primarily from an increase in the average cost of $0.74 per gallon (42%), in addition to a 2% increase in volumes, when compared with the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $25.2 billion increased $8.9 billion (55%) during fiscal 2011 compared to fiscal 2010. Grain cost of goods sold in our Ag Business segment totaled $19.3 billion and $11.8 billion during the years ended August 31, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $7.5 billion (64%) compared to the year ended August 31, 2010. This is primarily the result of a $2.68 (44%) increase in the average cost per bushel, in addition to a 14% net increase in bushels sold, as compared to prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the last fiscal year end.

Our oilseed processing cost of goods sold in our Ag Business segment of $1.3 billion increased $243.9 million (24%) during fiscal 2011 compared to fiscal 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $2.3 billion and $1.5 billion during the years ended August 31, 2011 and 2010, respectively. The net increase of $808.9 million

(55%) is comprised of a net increase in tons sold of 16%, in addition to an increase in the average cost per ton of fertilizer of $105 (34%), when compared to the prior fiscal year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $394.9 million (26%) during fiscal 2011 compared to fiscal 2010, primarily due to net higher input commodity prices, along with increases due to volumes generated from earlier fall application affecting retail crop nutrients and energy and increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $438.5 million for the year ended August 31, 2011 increased by $71.9 million (20%) compared to fiscal 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment, in addition to increased employee related costs in many of our business operations and Corporate and Other.

(Gain) Loss on Investments.  Gain on investments of $126.7 million for the year ended August 31, 2011 increased $97.3 million compared to fiscal 2010. During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million included in our Ag Business segment. We also recorded pre-tax gains of $9.0 million and $28.4 million during fiscal 2011 and fiscal 2010, respectively, related to cash distributions received from Agriliance for proceeds received from the sale of many of the Agriliance retail facilities, and the collection of receivables, which is included in Corporate and Other.

Interest, net.  Net interest of $74.8 million for the year ended August 31, 2011 increased $16.5 million (28%) compared to fiscal 2010. Interest expense for the years ended August 31, 2011 and 2010 was $83.0 million and $69.9 million, respectively. The increase in interest expense of $13.1 million (19%) primarily relates to increased short-term borrowings to meet increased working capital needs from higher commodity prices during fiscal 2011 compared to the previous fiscal year. The average level of short-term borrowings increased $708.3 million, primarily due to increased working capital needs resulting from higher commodity prices. For the years ended August 31, 2011 and 2010, we capitalized interest of $5.5 million and $6.2 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $2.7 million and $5.4 million for the years ended August 31, 2011 and 2010, respectively.

Equity Income from Investments.  Equity income from investments of $131.4 million for the year ended August 31, 2011 increased $22.6 million (21%) compared to fiscal 2010. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in Corporate and Other and our Ag Business and Energy segments of $12.1 million, $9.2 million, and $1.3 million, respectively.

Corporate and Other generated increased equity investment earnings of $12.1 million. Our share of equity investment earnings or losses in agronomy improved earnings by $7.1 million and reflects negative retail margins during fiscal 2010 as this operation was being repositioned. We recorded increased earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $5.1 million compared to fiscal 2010 due to improved margins. We recorded reduced earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $0.1 million, net.

Our Ag Business segment generated improved equity investment earnings of $9.2 million. We had a net increase of $6.3 million from our share of equity investment earnings in our grain marketing joint ventures during fiscal 2011 compared to the previous fiscal year, which is primarily related to improved export margins partially offset by decreased earnings from an international investment. In addition, during fiscal 2011, we dissolved our United Harvest joint venture which operated two grain export facilities in Washington that were leased from the joint venture participants. As a result of the dissolution, we are now operating our Kalama, Washington export facility, and our joint venture partner is operating their own Vancouver, Washington facility. Our country operations business reported an aggregate increase in equity investment earnings of $2.6 million from several small equity investments, while a crop nutrients equity investment showed improved earnings of $0.3 million.

Income Taxes.  Income tax expense of $86.6 million for the year ended August 31, 2011, compared with $48.4 million for fiscal 2010, resulting in effective tax rates of 7.5% and 8.3%, respectively. As a result of the sale of our Multigrain investment previously discussed, during fiscal 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the years ended August 31, 2011 and 2010. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Noncontrolling interests of $99.7 million for the year ended August 31, 2011 increased by $66.4 million (200%) compared to fiscal 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.5% owned subsidiary, which we consolidate in our Energy segment.

Comparison of the years ended August 31, 2010 and 2009

General.  We recorded income before income taxes of $583.8 million in fiscal 2010 compared to $503.7 million in fiscal 2009, an increase of $80.1 million (16%). These results reflected increased pretax earnings in our Ag Business and Corporate and Other segments, while our Energy segment reflected decreased pretax earnings.

Our Energy segment generated income before income taxes of $234.4 million for the year ended August 31, 2010 compared to $418.7 million in fiscal 2009. This decrease in earnings of $184.3 million (44%) was primarily from lower margins on refined fuels mostly from our NCRA and Laurel, Montana refineries. In addition, during fiscal 2009, we sold 180,000 shares of our NYMEX Holdings common stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Earnings in propane, lubricants, renewable fuels marketing and transportation businesses improved during fiscal 2010 compared to fiscal 2009, while our petroleum equipment operations experienced lower earnings.

Our Ag Business segment generated income before income taxes of $267.4 million for the year ended August 31, 2010 compared to $110.8 million in fiscal 2009, an increase in earnings of $156.6 million (141%). Earnings from our wholesale crop nutrients business were $124.1 million higher during fiscal 2010 compared to fiscal 2009. The market for crop nutrients products fell significantly during fiscal 2009 as declining fertilizer prices, an input to grain production, followed the declining grain prices. During the late fall of 2008, rains impeded the application of fertilizer, and as a result, we had a higher quantity of inventories on hand at the end of our first fiscal quarter of 2009 than is typical at that time of year. Because there are no futures contracts or other derivatives that can be used to hedge fertilizer inventories and contracts effectively, a long inventory position with falling prices creates losses. Depreciation in fertilizer prices continued throughout fiscal 2009, which had the effect of dramatically reducing gross margins on this product. The 2009 spring fertilizer volumes also declined compared to the prior year because of inclement weather that again delayed the application season, and because producers were reluctant to buy fertilizer when the price was still in a rapid decline. To reflect our wholesale crop nutrients inventories at net realizable values, we made lower-of-cost or market adjustments during fiscal 2009 totaling approximately $92 million, of which $8.6 million remained at August 31, 2009. The price fluctuations for fiscal 2010 were far less volatile and we carried lower unhedged positions as well, which has the effect of reducing both the potential for large earnings or large losses. Our grain marketing earnings decreased by $5.9 million during fiscal 2010 when compared to fiscal 2009, primarily the result of slightly higher expenses and net reduced earnings from joint ventures, partially offset by higher grain margins and volumes. Our country operations earnings increased $37.5 million, primarily as a result of improved crop nutrients and grain margins. Oilseed processing earnings increased $0.9 million during fiscal 2010 compared to fiscal 2009, primarily due to improved margins and volumes in our crushing operations, partially offset by reduced margins in our refining operations.

Corporate and Other generated income before income taxes of $82.0 million for the year ended August 31, 2010 compared to a loss of $25.9 million in fiscal 2009, which represented an increase in earnings of

$107.9 million. During fiscal 2009, we recorded losses related to VeraSun Energy Corporation (VeraSun), net of allocated expenses, of $84.3 million. Effective April 1, 2008, US BioEnergy and VeraSun completed a merger and, as a result of our change in ownership interest, we no longer had significant influence, and therefore no longer accounted for VeraSun, the surviving entity, using the equity method. During fiscal 2009, we reflected a $74.3 million loss on our investment in VeraSun, which declared bankruptcy in October 2008. The write-off eliminated our remaining investment in that company, as we had reflected an impairment of $71.7 million during fiscal 2008, based on the market value of the VeraSun stock on August 31, 2008. Further discussion is contained below in “(Gain) Loss on Investments.” During fiscal 2010, we recorded a $28.4 million gain related to cash distributions received from Agriliance for its sales of many of the southern retail facilities. In addition, Agriliance saw improved margins during fiscal 2010, partially offset by reduced earnings from a Canadian equity investment that was sold during the second quarter of fiscal 2009. Combined agronomy equity investments resulted in a $39.9 million net increase in earnings, net of allocated internal expenses. Our share of earnings from our wheat milling joint ventures, net of allocated internal expenses, increased $7.1 million in fiscal 2010 compared to fiscal 2009, primarily the result of improved margins on the products sold. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated internal expenses, reflected a decrease of $21.7 million during fiscal 2010 compared to fiscal 2009, primarily the result of increased commodity prices for inputs, reducing margins on the products sold. Earnings declined related to our business solutions’ insurance services, due to a soft insurance market and in financial services, due to less lending activity.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2010 was $502.2 million compared to $381.4 million for the year ended August 31, 2009, which represented a $120.8 million (32%) increase.

Revenues.  Consolidated revenues of $25.3 billion for the year ended August 31, 2010 compared to $25.7 billion for the year ended August 31, 2009, which represented a $462.0 million (2%) decrease.

Our Energy segment revenues, after elimination of intersegment revenues, of $8.5 billion increased by $1.1 billion (15%) during the year ended August 31, 2010 compared to fiscal 2009. During the years ended August 31, 2010 and 2009, our Energy segment recorded revenues from our Ag Business segment of $295.5 million and $251.6 million, respectively, which are eliminated as part of the consolidation process. The net increase in revenues of $1.1 billion was comprised of a net increase of $0.8 billion related to higher prices on refined fuels and renewable fuels marketing products, partially offset by reduced prices on propane, and $0.3 billion, primarily related to an increase in sales volume in our renewable fuels marketing and propane operations. Renewable fuels marketing revenues increased $0.5 billion (84%), mostly the result of a 79% increase in volumes, coupled with an increase in the average selling price of $0.05 per gallon (3%), when compared with fiscal 2009. Refined fuels revenues increased $0.4 billion (8%), of which $0.6 billion was related to a net average selling price increase, partially offset by $0.2 billion, which was attributable to decreased volumes, compared to fiscal 2009. The average selling price of refined fuels increased $0.25 per gallon (14%), while volumes decreased 5% when comparing fiscal 2010 with fiscal 2009. The volume decrease in refined fuels reflected an overall industry decrease. Propane revenues decreased $20.5 million (3%), of which $77.1 million was due to a lower average selling price, partially offset by an 8% increase in volumes or $56.6 million, when compared to fiscal 2009. The average selling price of propane decreased $0.12 (10%) compared to fiscal 2009. The increase in propane volumes primarily reflects increased demand including an improved crop drying season and an earlier home heating season.

Our Ag Business segment revenues, after elimination of intersegment revenues, of $16.7 billion decreased $1.6 billion (9%) during the year ended August 31, 2010 compared to fiscal 2009. Grain revenues in our Ag Business segment totaled $12.1 billion and $13.0 billion during the years ended August 31, 2010 and 2009, respectively. Of the grain revenues decrease of $0.9 billion (7%), $2.0 billion was attributable to decreased average grain selling prices, partially offset by $1.1 billion due to increased volumes during fiscal 2010 compared to fiscal 2009. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.06 per bushel (14%). The average month-end market price per bushel of spring wheat, soybeans and corn decreased approximately $1.05, $0.50 and $0.10, respectively, when compared to the prices of those same grains for fiscal 2009. Volumes increased 8% during fiscal 2010 compared with fiscal 2009. Wheat, corn, durum and distillers dried grains reflected the largest volume increases, partially offset by decreased volumes of soybeans, compared to fiscal 2009. Our oilseed operation net revenues decreased $80.1 million, primarily from a decrease in the average selling price of oilseed refined products, partially offset by increases in refined and processed volumes, as compared to fiscal 2009. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.6 billion and $2.0 billion during the years ended August 31, 2010 and 2009, respectively. Of the wholesale crop nutrient revenues decrease of $474.3 million (23%), $550.2 million was attributable to decreased average fertilizer selling prices, partially offset by $75.9 million due to increased volumes during fiscal 2010 compared to fiscal 2009. The average sales price of all fertilizers sold reflected a decrease of $117 per ton (26%) compared with fiscal 2009. Volumes increased 4% during the year ended August 31, 2010 compared to fiscal 2009.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $1.8 billion decreased by $68.4 million (4%) during fiscal 2010 compared to fiscal 2009, primarily due to decreased revenues of retail crop nutrients, feed and processed sunflower products, partially offset by increased prices in retail energy and seed products. Other revenues within our Ag Business segment, which primarily includes grain handling and service revenues, of $186.8 million during fiscal 2010, decreased $22.6 million (11%) when compared to fiscal 2009.

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

Cost of Goods Sold.  Consolidated cost of goods sold of $24.4 billion for the year ended August 31, 2010 compared to $24.8 billion for the year ended August 31, 2009, which represented a $452.5 million (2%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $8.1 billion increased by $1.3 billion (19%) during the year ended August 31, 2010 compared to fiscal 2009. The increase in cost of goods sold was primarily due to increased per unit costs for refined fuels products. Specifically, the average cost of refined fuels increased $0.28 per gallon (15%), while volumes decreased by 5% compared to fiscal 2009. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries coupled with higher average prices for the refined products that we purchased for resale compared to fiscal 2009. The aggregate average per unit cost of crude oil purchased for the two refineries increased 24% compared to fiscal 2009. Renewable fuels marketing costs increased $496.0 million (84%), mostly from a 79% increase in volumes, in addition to an increase in the average cost of $0.05 per gallon (3%), when compared to fiscal 2009. The average cost of propane decreased $0.13 per gallon (11%), while volumes increased 8% compared to fiscal 2009. The increase in propane volumes primarily reflected increased demand caused by an improved crop drying season and an earlier home heating season.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $16.3 billion decreased $1.7 billion (9%) during the year ended August 31, 2010 compared to fiscal 2009. Grain cost of goods sold in our Ag Business segment totaled $11.8 billion and $12.7 billion during the years ended August 31, 2010 and 2009, respectively. The cost of grains and oilseed procured through our Ag Business segment decreased $0.9 billion (8%) compared to fiscal 2009. This was primarily the result of a $1.06 (15%) decrease in the average cost per bushel, partially offset by a 9% net increase in bushels purchased as compared to fiscal 2009. Wheat, corn, durum and distillers dried grains reflected the largest volume increases, partially offset by decreased volumes of soybeans, compared to fiscal 2009. Our oilseed operation costs decreased primarily due to a reduction in costs of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1.5 billion and $2.1 billion during the years ended August 31, 2010 and 2009, respectively. Of this decrease of $0.6 billion (29%), approximately $92 million was due to the net change in the lower-of-cost or market adjustments on inventories during fiscal 2009 as compared to fiscal 2010, as previously discussed. The average cost per ton of fertilizer decreased $142 (31%), partially offset by a net volume increase of 4% when compared to fiscal 2009.

Our Ag Business segment cost of goods sold, excluding the cost of grains and wholesale crop nutrients procured through this segment, decreased during the year ended August 31, 2010 compared to fiscal 2009, primarily due to reduced retail fertilizer prices.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $366.6 million for the year ended August 31, 2010 increased by $11.3 million (3%) compared to fiscal 2009. The net increase of $11.3 million was primarily due to expansion of foreign operations and acquisitions within our Ag Business segment, net of a $4.6 million reduction of expenses in our wholesale crop nutrient operations, also in our Ag Business segment.

(Gain) Loss on Investments.  We recognized a net gain on investments of $29.4 million for the year ended August 31, 2010, of which $28.4 million related to cash distributions received from Agriliance, primarily from the sales of many of its remaining retail facilities, included in our Ag Business segment and other gains on investments included in our Ag Business and Energy segments and Corporate and Other, of $0.4 million, $0.3 million and $0.3 million, respectively. During fiscal 2009, we recorded a net loss on investments of $56.3 million, including a $74.3 million loss on our investment in VeraSun in Corporate and Other, due to their bankruptcy. This loss was partially offset by a gain on investments in our Energy segment. We sold all of our 180,000 shares of NYMEX Holdings stock for proceeds of $16.1 million and recorded a pretax gain of $15.7 million. Also during fiscal 2009, included in our Ag Business segment, were net gains on investments sold of $2.3 million.

Interest, net.  Net interest of $58.3 million for the year ended August 31, 2010 decreased $12.2 million (17%) compared to fiscal 2009. Interest expense for the years ended August 31, 2010 and 2009 was $69.9 million and $85.7 million, respectively. The decrease in interest expense of $15.8 million (18%) primarily related to the average level of short-term borrowings, which decreased $123.9 million (36%) during fiscal 2010 compared to fiscal 2009, mostly due to significantly reduced working capital needs resulting from overall lower commodity prices, in addition to reduced interest expense due to the principal payments on our long-term debt in fiscal 2010. For the years ended August 31, 2010 and 2009, we capitalized interest of $6.2 million and $5.2 million, respectively, primarily related to construction projects in our Energy segment. Interest income, generated primarily from marketable securities, was $5.4 million and $10.0 million for the years ended August 31, 2010 and 2009, respectively. The net decrease in interest income of $4.6 million (46%) was mostly within Corporate and Other, which primarily related to marketable securities with interest yields considerably lower than a year ago.

Equity Income from Investments.  Equity income from investments of $108.8 million for the year ended August 31, 2010 increased $3.0 million (3%) compared to fiscal 2009. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Energy and Corporate and Other segments of $1.5 million and $5.7 million, respectively, partially offset by reduced net earnings in our Ag Business segment of $4.2 million.

Our Ag Business segment reflected reduced equity investment earnings of $4.2 million primarily from our share of equity investment earnings in our grain marketing joint ventures during fiscal 2010 compared to the previous year, which was primarily related to an international investment, partially offset by improved export margins. Our country operations and crop nutrient businesses reported an aggregate increase in equity investment earnings of $0.2 million from several small equity investments.

Our Energy segment reflected improved equity investment earnings of $1.5 million related to higher margins in an equity investment held by NCRA.

Corporate and Other reflected improved equity investment earnings of $5.7 million as compared to fiscal 2009. Our share of equity investment earnings or losses in agronomy improved earnings by $11.2 million, primarily as a result of improved southern retail margins and the reduced expenses from their operations sold during fiscal 2010 and 2009, partially offset by reduced earnings of a Canadian agronomy joint venture, which was sold during the second quarter of fiscal 2009. We recorded reduced earnings for Ventura Foods, our vegetable oil-based products and packaged foods joint venture, of $14.9 million compared to fiscal 2009. Gross margins were extremely strong in 2009 for Ventura Foods because of rapidly declining ingredient costs, and as these costs stabilized, gross margins returned to a more normal level. We recorded improved earnings for Horizon Milling, our domestic and Canadian wheat milling joint ventures, of $9.5 million, net. Volatility in the grain markets created wheat procurement opportunities, which increased margins for Horizon Milling during fiscal 2010 compared to fiscal 2009.

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

Liquidity and Capital Resources

On August 31, 2011, we had working capital, defined as current assets less current liabilities, of $2,776.5 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010.

On August 31, 2011, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility with an expiration date of June 2015, and no amounts were outstanding on August 31, 2011 or 2010. Our second committed line of credit was a $1.3 billion 364-day revolving facility with an expiration date of November 2011, and no amounts were outstanding on August 31, 2011. The $1.3 billion 364-day revolving facility replaced a previous $700 million revolving facility that we terminated in November 2010, and which had no amount outstanding on August 31, 2010. Subsequent to our fiscal year ended August 31, 2011, we terminated and replaced both of the existing revolving credit facilities with new three-year and five-year revolving facilities, each with committed amounts of $1.25 billion, for a total of $2.5 billion. All of our credit facilities were established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. In addition to these revolving facilities, we have two commercial paper programs totaling $125.0 million with banks participating in our revolving facilities. On August 31, 2011 and 2010, we had no commercial paper outstanding. The major financial covenants for our revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. As of August 31, 2011, we were in compliance with all covenants. With our existing cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities, as well as expected capital expenditures.

In addition, our wholly-owned subsidiary, CHS Capital, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

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

Cash flows provided by operating activities were $301.3 million, $150.0 million and $1,734.8 million for the years ended August 31, 2011, 2010 and 2009, respectively. The fluctuation in cash flows from operations between fiscal 2011 and 2010 was primarily from increased operating earnings in fiscal 2011 compared to fiscal 2010, partially offset by increased cash outflows related to a substantial net increase in operating assets and liabilities during fiscal 2011, compared to a smaller net increase in fiscal 2010. Commodity prices increased significantly during fiscal 2011, and resulted in increased working capital needs compared to fiscal 2010. The fluctuation in cash flows from operations between fiscal 2010 and 2009 was primarily from a net increase in operating assets and liabilities during fiscal 2010, compared to a net decrease in fiscal 2009. Commodity prices increased during fiscal 2010 after declining significantly during fiscal 2009.

Our operating activities provided net cash of $301.3 million during the year ended August 31, 2011. Net income including noncontrolling interests of $1,061.0 million and net non-cash expenses and cash distributions from equity investments of $183.9 million, were partially offset by an increase in net operating assets and liabilities of $943.6 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs of $251.2 million, deferred taxes of $67.1 million and distributions from equity investments, net of income from those investments, of $6.4 million, which were partially offset by gain on investments of $126.7 million. Gain on investments was previously discussed in “Results of Operations,” and is primarily comprised of the pre-tax gain on the sale of our Multigrain investment in the amount of $119.7 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices and is reflected in increased inventories, receivables, margin deposits and derivative assets, partially offset by an increase in accounts payable, accrued expenses and customer credit balances on August 31, 2011 when compared to August 31, 2010. On August 31, 2011, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $3.33 (78%), $4.41 (44%) and $2.71 (39%), respectively, when compared to the spot prices on August 31, 2010. In general, crude oil market prices increased $17 per barrel (23%) on August 31, 2011 when compared to August 31, 2010. In addition, on August 31, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected increases between 26% and 55%, depending on the specific products, compared to prices on August 31, 2010. A decrease in grain inventory quantities in our Ag Business segment of 29.7 million bushels (20%) partially offset the effect that increased grain prices had on net operating assets and liabilities when comparing inventories at August 31, 2011 to August 31, 2010.

Our operating activities provided net cash of $150.0 million during the year ended August 31, 2010. Net income including noncontrolling interests of $535.4 million and net non-cash expenses and cash distributions from equity investments of $199.0 million, were partially offset by an increase in net operating assets and liabilities of $584.4 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs of $221.5 million and deferred taxes of $39.5 million which were partially offset by gains on investments of $29.4 million and income from equity investments, net of distributions from those investments, of $19.1 million. Gains on investments were previously discussed in “Results of Operations,” and include a $28.4 million gain recognized as a result of cash distributions received from Agriliance, primarily from the sale of many of its retail facilities and the collection of receivables. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities, and is reflected in increased inventories, margin deposits and receivables, partially offset by an increase in accounts payable, accrued expenses, customer credit balances and advance payments on August 31, 2010 when compared to August 31, 2009. On August 31, 2010, the per bushel market prices of two of our three primary grain commodities, spring wheat and corn, increased by $1.75 (34%) and $0.98 (30%), respectively, while soybeans decreased by $0.92 (8%) when compared to the spot prices on August 31, 2009. In general, crude oil market prices increased $2 per barrel (3%) on August 31, 2010 when compared to August 31, 2009. In addition, on August 31, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected increases between 5% and 62%, depending on the specific products, compared to prices on August 31, 2009, with the exception of potash, which decreased approximately 20%. An increase in grain inventory quantities in our Ag Business segment of 59.7 million bushels (65%) also contributed to the increase in net operating assets and liabilities when comparing inventories at August 31, 2010 to August 31, 2009.

Our operating activities provided net cash of $1,734.8 million during the year ended August 31, 2009. Net income including noncontrolling interests of $440.4 million, net non-cash expenses and cash distributions from equity investments of $285.9 million and a decrease in net operating assets and liabilities of $1,008.5 million, provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $221.3 million, loss on investments of $56.3 million and deferred taxes of $44.0 million, which were partially offset by income from equity investments, net of redemptions from those investments, of $25.4 million. Loss on investments was previously discussed in “Results of Operations,” and was primarily comprised of the loss on our VeraSun investment, partially offset by gains from the sales of an agronomy investment and our NYMEX Holdings common stock. The decrease in net operating assets and liabilities was caused primarily by a decline in commodity prices reflected in decreased inventories and receivables, partially offset by a decrease in accounts payable, accrued expenses and customer advance payments on August 31, 2009 when compared to August 31, 2008. On August 31, 2009, the per bushel market prices of our three primary grain commodities, corn, spring wheat and soybeans, decreased by $2.42 (43%), $3.40 (39%) and $2.32 (17%), respectively, when compared to the spot prices on August 31, 2008. In general, crude oil market prices decreased $46 per barrel (39%) on August 31, 2009 when compared to August 31, 2008. In addition, on August 31, 2009, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 45% and 71%, depending on the specific products, compared to prices on August 31, 2008. A decrease in grain inventory quantities in our Ag Business segment of 12.4 million bushels (12%) also contributed to the decrease in net operating assets and liabilities when comparing inventories at August 31, 2009 to August 31, 2008.

Cash Flows from Investing Activities

For the years ended August 31, 2011, 2010 and 2009, the net cash flows used in our investing activities totaled $551.0 million, $289.6 million and $290.4 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $310.7 million, $324.3 million and $315.5 million for the years ended August 31, 2011, 2010 and 2009, respectively. Included in our total acquisitions of property, plant and equipment for fiscal 2011, 2010 and 2009, were capital expenditures for an Environmental Protection Agency mandated regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas have incurred capital expenditures to reduce gasoline benzene levels to meet the new regulated levels. Both refineries were producing gasoline within the regulated benzene levels as of January 1, 2011. Our combined capital expenditures for benzene removal for both refineries were approximately $95.0 million, of which $19.0 million, $43.0 million and $33.0 million was spent during the years ended August 31, 2011, 2010 and 2009, respectively.

Expenditures for major repairs related to our refinery turnarounds were $92.1 million, $7.6 million and $1.8 million during the years ended August 31, 2011, 2010 and 2009, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. During our first quarter of fiscal 2011, both our Laurel, Montana and the NCRA refinery in McPherson, Kansas completed turnarounds. Subsequent to fiscal 2011, our Laurel, Montana refinery had a scheduled turnaround for maintenance to the coker, a crude unit and other units which began in September 2011 and was completed in October 2011. We estimate total expenditures related to this turnaround to be approximately $21.0 million.

For the year ending August 31, 2012, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $717.9 million. Included in our expected capital expenditures for fiscal 2012, is $100.0 million for upgraded infrastructure and additional capacity at our Kalama, Washington grain export facility which is expected to be completed in fiscal 2013. In addition, we have budgeted $67.0 million for expansion in our crop nutrients business and an additional $90.0 million for a project to replace existing equipment and expansion at our refineries.

Cash acquisitions of businesses, net of cash acquired, totaled $67.5 million, $6.3 million and $76.4 million during the years ended August 31, 2011, 2010 and 2009, respectively. In fiscal 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary, Bulgaria and Serbia, with a deep water port facility in Constanta, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. Other business acquisitions in our Ag Business segment during fiscal 2011 totaled $5.1 million. During the year ended August 31, 2010, our Ag Business segment had small acquisitions totaling $6.3 million. In fiscal 2009, CHS Capital became a wholly-owned subsidiary when we purchased the remaining 51% ownership interest for $53.3 million. The purchase included cash of $40.2 million, representing a $48.5 million payment net of cash received of $8.3 million, and the assumption of certain liabilities of $4.8 million. Also during fiscal 2009, our Ag Business segment had acquisitions of $36.2 million.

Investments made in joint ventures and other investments during the years ended August 31, 2011, 2010 and 2009, totaled $6.1 million, $38.1 million and $120.2 million, respectively. During fiscal 2010 and 2009, we made capital contributions of $24.0 million and $76.3 million, respectively, to our Brazil-based Multigrain joint venture, included in our Ag Business segment, due to expansion of their operations. Our approximate 45% equity interest in Multigrain was sold during fiscal 2011 to one of the joint venture partners, as previously discussed in “Results of Operations.” We intend to use a significant amount of the proceeds from the transaction for other investment opportunities in Brazil. During fiscal 2009, we made a $35.0 million capital contribution to Ventura Foods, our vegetable oil-based products and packaged foods joint venture included in Corporate and Other. We hold a 50% equity interest in Ventura Foods.

Changes in notes receivable for the year ended August 31, 2011, resulted in a net decrease in cash flows of $347.5 million. The primary cause of the net decrease in cash flows was additional CHS Capital notes receivable from its customers in the amount of $272.2 million on August 31, 2011, compared to August 31, 2010. The balance of the net decrease in cash flows in fiscal 2011 was primarily from increased related party notes receivable at NCRA from its minority owners. Changes in notes receivable for the year ended August 31, 2010, resulted in a net decrease in cash flows of $41.9 million. The primary cause of the net decrease in cash flows was additional CHS Capital notes receivable from its customers in the amount of $104.8 million on August 31, 2010, compared to August 31, 2009, and was partially offset by a net increase in cash flows of $62.9 million, primarily from decreased related party notes receivable at NCRA from its minority owners. Changes in notes receivable for the year ended August 31, 2009, resulted in a net increase in cash flows of $123.3 million. This net increase primarily includes an increase in cash flows of $161.2 million from CHS Capital notes receivable from its customers, partially offset by a net decrease in cash flows of $37.9 million from additional related party notes receivable at NCRA from its minority owners and other notes.

Partially offsetting our cash outlays for investing activities during the years ended August 31, 2011, 2010 and 2009, were proceeds from the sale of investments and redemptions of investments. During fiscal 2011 and 2009, we received proceeds from the sale of investments of $225.0 million and $41.8 million, respectively. As previously discussed in “Results of Operations”, we sold our equity interest in Multigrain in fiscal 2011 and during fiscal 2009 we sold an agronomy investment and our NYMEX Holdings common stock. Redemptions of investments totaled $39.7 million, $119.3 million and $39.8 million, respectively, during fiscal 2011, 2010 and 2009, of which $28.0 million, $105.0 million and $25.0 million of the redemptions, respectively, were returns of capital from Agriliance for proceeds Agriliance received from the sale of many of its retail facilities and the collection of receivables. Also partially offsetting our cash outlays for investing activities during the years ended August 31, 2011, 2010 and 2009, were proceeds received from the disposition of property, plant and equipment of $9.5 million, $10.1 million and $10.8 million, respectively.

Cash Flows from Financing Activities

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2011, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that we entered into in June 2010, with an expiration date of June 2015. Our second committed line of credit was a $1.3 billion 364-day revolving facility with an expiration date of November 2011, that replaced a previous $700.0 million revolving facility that we terminated in November 2010. Subsequent to our fiscal year ended August 31, 2011, we terminated and replaced both of the existing revolving credit facilities with new three-year and five-year revolving facilities, each with committed amounts of $1.25 billion, for a total of $2.5 billion. In addition to our primary lines of credit, we had two additional revolving lines of credit, of which one was a 364-day revolving facility in the amount of $40.0 million committed that was terminated in October 2011, and the other is a three-year revolving facility in the amount of $40.0 million committed, with the right to increase the capacity to $120.0 million, that expires in November 2013. We also have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million that expires in December 2011. Our wholly-owned subsidiaries, CHS Europe S.A., CHS do Brasil Ltda. and CHS de Argentina, have uncommitted lines of credit to finance their normal trading activities , which are collateralized by $128.8 million of inventories and receivables as of August 31, 2011. On August 31, 2011 and 2010, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $130.7 million and $29.8 million, respectively, with interest rates ranging from 0.90% to 8.50% on August 31, 2011.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2011 and 2010, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has available credit totaling $450.0 million as of August 31, 2011, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates with a weighted-average interest rate of 1.96% as of August 31, 2011. Borrowings by Cofina Funding utilizing the available credit under the note purchase agreements totaled $371.3 million as of August 31, 2011.

CHS Capital also sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $200.0 million. The total outstanding commitments under the program totaled $174.0 million as of August 31, 2011, of which $117.6 million was borrowed under these commitments with an interest rate of 2.03%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of August 31, 2011, and are due upon demand. Borrowings under these notes totaled $96.6 million as of August 31, 2011.

As of August 31, 2010, the net borrowings under the Cofina Funding note purchase agreements were $75.0 million. CHS Capital borrowings under the ProPartners program and the surplus funds program were $71.4 million and $85.9 million, respectively, as of August 31, 2010.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On August 31, 2011, we had total long-term debt outstanding of $1,502.0 million, of which $150.0 million was bank financing, $1,311.5 million was private placement debt and $40.5 million was other notes and contracts payable. On August 31, 2010, we had total long-term debt outstanding of $986.2 million, of which $150.0 million was bank financing, $818.1 million was private placement debt and $18.1 million was industrial revenue bonds and other notes and contracts payable. Our long-term debt is unsecured except for other notes and contracts in the amount of $5.4 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2011. The aggregate amount of long-term debt payable as of August 31, 2011 was as follows (dollars in thousands):

2012	$90,804
2013	100,707
2014	154,549
2015	154,500
2016	129,517
Thereafter	871,920

$1,501,997

During the year ended August 31, 2011, we borrowed $631.9 million on a long-term basis. We did not have any new long-term borrowings during the years ended August 31, 2010 and 2009. During the years ended August 31, 2011, 2010 and 2009, we repaid long-term debt of $114.9 million, $84.8 million and $118.9 million, respectively.

Additional detail on our long-term borrowings and repayments are as follows:

In June 1998, we established a long-term credit agreement through cooperative banks, for which we paid the note in full during the year ended August 31, 2009. Repayments of $49.2 million were made on this facility during the year ended August 31, 2009.

Also in June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments during the years 2008 through 2013. During each of the years ended August 31, 2010, 2009 and 2008, repayments totaled $37.5 million.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million was paid in full during the year ended August 31, 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and was also paid in full during the year ended August 31, 2011. During each of the years ended August 31, 2011, 2010 and 2009, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the years ended August 31, 2011, 2010 and 2009.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group, and in April 2004, we borrowed $30.0 million under this arrangement. One long-term note in the amount of $15.0 million was paid in full during the year ended August 31, 2010. Another long-term note in the amount of $15.0 million was paid in full during the year ended August 31, 2011. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during the years 2014 through 2018. In November 2010, we borrowed $100.0 million under the shelf arrangement, for which the aggregate long-term notes have an interest rate of 4.0% and are due in equal annual installments of $20.0 million during years 2017 through 2021.

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during years 2011 through 2015. Repayments of $25.0 million were made during the year ended August 31, 2011.

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

In January 2011, we signed a term loan agreement with the European Bank for Reconstruction and Development (EBRD), the proceeds of which were to be used solely to finance up to one-half of the purchase price of the shares of stock of Agri Point, which also took place in January 2011. In March 2011, we received a draw of $31.9 million under the agreement. The loan will be paid in full at the end of the seven-year term and bears interest at a variable rate based on the three-month LIBOR plus 2.1%. We have the option to fix the interest for periods of no less than one year on any interest payment date.

In June 2011, we entered into a private placement with certain accredited investors for long-term debt in the amount of $500.0 million, which was layered into four series. The first series of $130.0 million has an interest rate of 4.08% and is due in June 2019. The second series of $160.0 million has an interest rate of 4.52% and is due in June 2021. The third series of $130.0 million has an interest rate of 4.67% and is due in June 2023. The fourth series of $80.0 million has an interest rate of 4.82% and is due in June 2026. Under the agreement, we may from time to time issue additional series of notes pursuant to the agreement, provided that the aggregate principal amount of all notes outstanding at any time may not exceed $1.5 billion.

Through NCRA, we had revolving term loans that were paid in full during the year ended August 31, 2009. Repayments of $0.5 million were made during the year ended August 31, 2009.

Other Financing:

Distributions to noncontrolling interests for the years ended August 31, 2011, 2010 and 2009 were $18.2 million, $4.9 million and $21.1 million, respectively, and were primarily related to NCRA.

During the years ended August 31, 2011 and 2010, changes in checks and drafts outstanding resulted in increases in cash flows of $63.0 million and $47.3 million, respectively, and during the year ended August 31, 2009, resulted in a decrease in cash flows of $119.3 million.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage dividend. The patronage earnings from the fiscal year ended August 31, 2010, were primarily distributed during the second fiscal quarter of the year ended August 31, 2011, and totaled $402.4 million. The cash portion of this distribution, deemed by the Board of Directors to be 35% was $141.5 million. During the years ended August 31, 2010 and 2009, we distributed patronage refunds of $438.0 million and $648.9 million, respectively, of which the cash portion was $153.9 million and $227.6 million, respectively. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients operating earnings and the gain on the sale of our CF Industries stock through the cancellation of capital equity certificates in fiscal 2010.

In accordance with the bylaws and by action of the Board of Directors, 10% of the earnings from patronage business for the year ended August 31, 2011 was added to our capital reserves and the remaining 90%, or approximately $674.7 million, will be distributed as patronage in fiscal 2012. The cash portion of this distribution, determined by the Board of Directors to be 35% for individual members and 40% for non-individual members, is expected to be approximately $260.1 million and is classified as a current liability on the August 31, 2011 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2011, that will be distributed in fiscal 2012, to be approximately $136.0 million. These expected distributions are classified as a current liability on the August 31, 2011 Consolidated Balance Sheet.

For the years ended August 31, 2011, 2010 and 2009, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $61.2 million, $23.1 million and $49.7 million, respectively. An additional $36.7 million and $49.9 million of capital equity certificates were redeemed in fiscal 2010 and 2009, respectively, by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $28.30 and $25.90, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 22, 2010 and January 23, 2009, respectively.

Our Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2011, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our Preferred Stock during the years ended August 31, 2011, 2010 and 2009, were $24.5 million, $23.2 million and $20.0 million, respectively.

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

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income, for the years ended August 31, 2011, 2010 and 2009, was $66.2 million, $64.3 million and $61.1 million, respectively.

Minimum future lease payments required under noncancellable operating leases as of August 31, 2011 were as follows:

Total
(Dollars in millions)

2012	$52.0
2013	41.4
2014	31.0
2015	25.1
2016	17.8
Thereafter	22.9

Total minimum future lease payments	$190.2

Guarantees:

We are a guarantor for lines of credit and performance obligations for related companies. Our bank covenants allow maximum guarantees of $500.0 million, of which $42.6 million was outstanding on August 31, 2011. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2011.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2011, which require the following payments to be made:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Notes payable(1)	$577,140	$577,140
Long-term debt(1)	1,501,997	90,804	$255,256	$284,017	$871,920
Interest payments(2)	437,848	78,814	133,117	95,111	130,806
Operating leases	190,246	51,961	72,420	42,913	22,952
Purchase obligations(3)	7,422,299	7,312,609	102,313	3,790	3,587
Other liabilities(4)	47,662		27,521	12,786	7,355

Total obligations	$10,177,192	$8,111,328	$590,627	$438,617	$1,036,620

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2011.

(3)	Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations at August 31, 2011, $2,408.9 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	Other liabilities includes the long-term portion of deferred compensation and contractual redemptions.

Uncertain tax positions of $26.4 million are not included in the table above as the timing of payments cannot be determined.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe that of our significant accounting policies, the following may involve a higher degree of estimates, judgments and complexity.

Inventory Valuation and Reserves

Grain, processed grains, oilseed and processed oilseeds are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other energy inventories are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories, or the adequacy of reserves, are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

Derivative Financial Instruments

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair values of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest costs, expected return on plan assets, mortality rates and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expenses and the recorded obligations in future periods. While our management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expenses.

Deferred Tax Assets and Uncertain Tax Positions

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all, or part of, our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of loss carryforwards and tax benefits primarily passed to us from NCRA, which are associated with refinery upgrades that enable NCRA to produce ultra-low sulfur fuels. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire. Our capital loss carryforwards are available to offset future capital gains. If we do not generate enough capital gains to offset these carryforwards they will also expire.

Tax benefits related to uncertain tax positions are recognized in our financial statements if it is more likely than not that the position would be sustained upon examination by a tax authority that has full knowledge of all relevant information. The benefits are measured using a cumulative probability approach. Under this approach, we record in our financial statements the greatest amount of tax benefits that have a more than 50% probability of being realized upon final settlement with the tax authorities. In determining these tax benefits, we assign probabilities to a range of outcomes that we feel we could ultimately settle on with the tax authorities using all relevant facts and information available at the reporting date. Due to the complexity of these uncertainties, the ultimate resolution may result in a benefit that is materially different than our current estimate.

Long-Lived Assets

Property, plant and equipment is depreciated or amortized over the expected useful lives of individual or groups of assets based on the straight-line method. Economic circumstances, or other factors, may cause management’s estimates of expected useful lives to differ from actual.

All long-lived assets, including property plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment on the basis of discounted or undiscounted cash flows, at least annually for goodwill, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For goodwill, our annual impairment testing occurs in our third quarter. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2011, since we conduct essentially all of our business in U.S. dollars.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU No. 2011-08 on our consolidated financial statements in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80).” ASU No. 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. As ASU No. 2011-09 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

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

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations, with the exception of some derivative instruments included in our Energy segment which are accounted for as cash flow hedges from time to time. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. With the exception of some contracts included in our Energy segment, which are accounted for as cash flow hedges from time to time, unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices. Beginning in the third quarter of fiscal 2010, certain financial contracts within the Energy segment were entered into and had been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts were previously deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheet and all amounts were recognized in cost of goods sold as of August 31, 2011, with no amounts remaining in other comprehensive loss.

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

A 10% adverse change in market prices would not materially affect our results of operations, since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During our year ended August 31, 2011, we entered into interest rate swaps and treasury lock derivative agreements to secure the interest rates related to a portion of our private placement debt issued in June 2011. These derivative instruments were designated as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements of $6.3 million was recorded as a component of other comprehensive loss and is being amortized into earnings in interest, net over the term of the agreements. CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $18.9 million expiring at various times through fiscal 2018, with none of the notional amount expiring during fiscal 2012. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in the Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2011 was approximately 5.3%.

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

Expected Maturity Date

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
				(Dollars in thousands)

Liabilities
Variable rate miscellaneous short-term notes payable	$130,719						$130,719	$130,719
Average interest rate	2.4%						2.4%
Variable rate CHS Capital short-term notes payable	$585,549						$585,549	$585,549
Average interest rate	1.9%						1.9%
Fixed rate long-term debt	$90,804	$100,707	$154,549	$154,500	$129,517	$871,920	$1,501,997	$1,526,489
Average interest rate	5.9%	6.0%	5.9%	5.9%	6.0%	4.8%	5.3%
Interest Rate Derivatives
Variable to fixed CHS Capital notes payable interest rate swaps	$18,854	$18,854	$15,536	$14,470	$12,424	$4,122	$84,260	$750
Average pay rate(a)	range	range	range	range	range	range
Average receive rate(b)	0.21%	0.21%	0.21%	0.21%	0.21%	0.21%

(a)	Swaps expiring in fiscal 2013 through fiscal 2018 (18 total) with a range of rates from 1.98% to 5.02%

(b)	One month London Interbank Offered Rate (LIBOR) at August 31, 2011

FOREIGN CURRENCY RISK

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in South America and Europe, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during fiscal 2011 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2011, $1.5 million associated with foreign currency contracts was included in derivative assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the fiscal years ended August 31, 2011 and 2010 is presented below.

	November 30,	February 28,	May 31,	August 31,
	2010	2011	2011	2011
	(Unaudited)
	(Dollars in thousands)

Revenues	$8,135,104	$7,706,119	$10,471,672	$10,602,939
Gross profit	309,076	292,923	439,488	361,359
Income before income taxes	231,226	214,160	465,766	236,504
Net income	206,335	211,819	405,917	236,957
Net income attributable to CHS Inc.	201,725	194,598	358,484	206,548

	November 30,	February 28,	May 31,	August 31,
	2009	2010	2010	2010

Revenues	$6,195,241	$5,878,493	$6,575,978	$6,618,219
Gross profit	202,661	166,725	251,978	249,157
Income before income taxes	138,109	93,120	181,478	171,128
Net income	122,535	86,159	159,495	167,208
Net income attributable to CHS Inc.	119,950	82,668	145,449	154,092

Quarterly Financial Statement Corrections (unaudited):  During the first, second and third quarters of fiscal 2011, CHS Capital accounted for certain loan transfers under various participation agreements as sales transactions. However, in connection with the preparation of the fiscal 2011 audited financial statements, we have determined that these loan transfers did not meet the definition of a ‘participating interest’, as defined in Accounting Standard Update No. 2009-16, “Accounting for Transfers and Servicing of Financial Assets”, for which provisions were effective for us at the beginning of fiscal 2011, and therefore should have been accounted for as secured borrowings during fiscal 2011. The loan transfers have been appropriately reported as secured borrowings in the fiscal 2011 audited financial statements.

As a result of the error described above, both receivables and notes payable reported in our unaudited Consolidated Balance Sheets included in our fiscal 2011 Quarterly Reports on Form 10-Q were understated by $140.6 million, $269.3 million and $255.8 million as of November 30, 2010, February 28, 2011 and May 31, 2011, respectively. In addition, in our unaudited Consolidated Statements of Cash Flows included in our fiscal 2011 Quarterly Reports on Form 10-Q, net cash used in investing activities and net cash provided by financing activities were understated by $140.6 million for the three months ended November 30, 2010, $269.3 million for the six months ended February 28, 2011 and $255.8 million for the nine months ended May 31, 2011. We have evaluated this error and determined that the impact to our previously issued interim financial statements was not material. We plan to make these corrections to our previously reported unaudited interim Consolidated Balance Sheets and Consolidated Statements of Cash Flows prospectively in our fiscal 2012 Form 10-Q filings. These corrections will have no impact on our previously reported net income or equity. In addition, the corrections will have no impact upon our compliance with any covenants under our credit facilities.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2011, the end of the period covered in this Annual Report on Form 10-K.

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

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, we believe that, as of August 31, 2011, our internal control over financial reporting is effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors as of August 31, 2011.

		Director
Name and Address	Age	Region	Since

Bruce Anderson	59	3	1995
13500 — 42nd St NE Glenburn, ND 58740-9564
Donald Anthony	61	8	2006
43970 Road 758 Lexington, NE 68850
Robert Bass	57	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	62	6	2009
16425 Herigstad Road NE Silverton, OR 97381
Clinton J. Blew	34	8	2011
14304 S. Fall Street Hutchinson, KS 67501
Dennis Carlson	50	3	2001
3255 — 50th Street Mandan, ND 58554
Curt Eischens	59	1	1990
2153 — 330th Street North Minneota, MN 56264-1880
Steve Fritel	56	3	2003
2851 — 77th Street NE Barton, ND 58384
Jerry Hasnedl	65	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Kayser	52	4	2006
42046 — 257th Street Alexandria, SD 57311
Randy Knecht	61	4	2001
40193 — 112th Street Houghton, SD 57449
Greg Kruger	52	5	2008
N 49494 County Road Y Eleva, WI 54738
Michael Mulcahey	63	1	2003
8109 — 360th Avenue Waseca, MN 56093
Richard Owen	57	2	1999
1591 Hawarden Road Geraldine, MT 59446
Steve Riegel	59	8	2006
12748 Ridge Road Ford, KS 67842

		Director
Name and Address	Age	Region	Since

Daniel Schurr	46	7	2006
3009 Wisconsin Street LeClaire, IA 52753
Michael Toelle	49	1	1992
5085 St. Anthony Drive Browns Valley, MN 56219

The qualifications for our board of directors are listed below under “Director Elections and Voting”. In general, our directors operate large commercial agricultural enterprises requiring expertise in all areas of management, including financial oversight. They also have experience in serving on local cooperative association boards, and participate in a variety of agricultural and community organizations. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course, and earn the Certificate of Director Education.

Bruce Anderson(1995):  Serves on Governance Committee. Past director and vice chairman of the North Dakota Agricultural Products Utilization Commission, and past board secretary for North Dakota Farmers Union and Farmers Union Mutual Insurance Company. Serves on North Dakota Coordinating Council for Cooperatives and advisory board for Quentin Burdick Center for Cooperatives. Served two terms in the North Dakota House of Representatives. Raises small grains near Glenburn, N.D. Mr. Anderson’s principal occupation has been farming for the last five years or longer.

Donald Anthony (2006):  Serves on Audit and CHS Foundation Finance and Investment Committees. Serves as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Former director of Farmland Industries. Serves as chairman of Nebraska Beginning Farm Board and is a member of Ag Valley Co-op, CHS Agri-Service Center, Ag Builders of Nebraska, Nebraska Farm Bureau and Nebraska Corn Growers. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass, first vice chairman (1994):  Serves on Audit Committee. Director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, including seven years as chairman. Served as director for Cooperative Network, including three years as vice chairman. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

David Bielenberg (2009):  Chairman of Audit Committee and serves on Government Relations Committee. Previously served on the CHS Board of Directors from 2002-2006. Chair of the East Valley Water District and former director and board president for Wilco Farmers Cooperative, Mount Angel, Ore. Active in a broad range of agricultural and cooperative organizations. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University, is a graduate of Texas A & M University executive program for agricultural producers and achieved accreditation from the National Association of Corporate Directors. Operates a diverse agricultural business near Silverton, Ore., including seed crops, vegetables, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

Clinton J. Blew (2011):  Serves on Governance and CHS Foundation Finance and Investment Committees. Serving second term as director for Mid Kansas Coop (MKC), Moundridge, Kan. Served on 2010 CHS Resolutions Committee and holds a position on the Hutchinson Community College Ag Advisory Board. Past director of Reno County Cattlemen’s Board. Attended the CHS New Leader Institute. Member of Kansas Livestock Association, Texas Cattle Feeder’s Association and Red Angus Association of America. Holds an applied science degree in farm and ranch management from Hutchinson Community College. Farms in a family partnership that includes irrigated corn and soybeans, dry land wheat, milo and soybeans, and a commercial cow/calf business. Mr. Blew’s principal occupation has been farming for the last five years or longer.

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

Curt Eischens, second vice chairman (1990):  Chairs Corporate Responsibility Committee. Served as a director and chairman of Farmers Co-op Association, Canby, Minn., and serves as vice chairman for Cooperative Network. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Steve Fritel (2003):  Serves on Corporate Responsibility and Government Relations Committees. Director for Rugby (ND) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Member Board. Director of North Central Experiment Station Board of Visitors, past member of the North Dakota Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises small grains, corn, soybeans and sunflowers near Rugby, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl, secretary-treasurer (1995):  Chairs Capital Committee and serves on Government Relations Committee. Previous chairman of the former CHS Wheat Milling Defined Member Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and Cooperative Network and serves on Minnesota Sunflower Research and Promotion Council. Earned associate’s degree in agricultural economics and has certification in advanced farm business management from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

David Kayser (2006):  Serves on Corporate Responsibility and CHS Foundation Finance and Investment Committees. Past chairman of South Dakota Association of Cooperatives and previously served on CHS Resolutions Committee. Former director and chairman for Farmer’s Alliance, Mitchell, S.D., and member of local school and township boards. Raises corn, soybeans and hay near Alexandria, S.D., and operates a cow-calf and feeder calf business. Mr. Kayser’s principal occupation has been farming for the last five years or longer.

Randy Knecht, assistant secretary-treasurer (2001):  Chairs Governance Committee and serves on Government Relations Committee. Serves on board of Four Seasons Cooperative, Britton, S.D., and former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Involved in local school, government and civic organizations, as well as agricultural and cooperative associations, including the American Coalition for Ethanol. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

Greg Kruger (2008):  Serves on Government Relations and Capital Committees. Chairman of Countryside Cooperative, Durand, Wis., since its creation in 1998, after more than a dozen years as a cooperative director. Served two years each on the CHS Resolutions and CHS Rules and Credentials Committees. Serves a wide range of agricultural and local government roles, including as president of Trempealeau County Farm Bureau and chairman of the local land use planning Committee. Operates an 80-cow dairy and crop enterprise near Eleva, Wis. Mr. Kruger’s principal occupation has been farming for the last five years or longer.

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

Richard Owen (1999):  Chairs Government Relations Committee and serves on Governance Committee. Director of Mountain View, LLC, president of the Montana Cooperative Development Center and president of ArmorAuto, LLC. Previously served as director and officer for Central Montana Cooperative of Geraldine and Denton, Mont., and its predecessor organization. Holds a bachelor’s degree in agriculture from Montana State University, which named him Outstanding Ag Leader in 2011. Raises small grains and specialty crops near Geraldine, Mont. Mr. Owen’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves on Corporate Responsibility and Government Relations Committees. Director and chairman of Dodge City (Kan.) Cooperative Exchange and its predecessor companies. Previously served as director and officer for Co-op Service, Inc., advisory director for Bucklin (Kan.) National Bank, and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Operates a 300-head cow-calf and stocker cattle operation and raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr (2006):  Serves on Audit and Government Relations Committees. Served as director and officer for River Valley Cooperative of Mt. Joy, Iowa. Serves on Blackhawk Bank and Trust board and audit and trust committees. Served eight years as director of Great River Bank and Trust. Former local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agricultural business from Iowa State University. Raises corn, soybeans, alfalfa and feed cattle near LeClaire, Iowa. Also owns and manages a beef feedlot and cow-calf herd. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

Michael Toelle, chairman (elected in 1992; chairman since 2002): Chairman of CHS Foundation. Served more than 15 years as director and chairman of Country Partners Cooperative of Browns Valley, Minn., and its predecessor companies. Serves as a CHS representative on the Nationwide Insurance Board Council, serves on the 25x’25 Renewable Fuels coalition, has served as director and chairman of Agriculture Council of America, and is active in several cooperative and commodity organizations. Holds a bachelor’s degree in industrial technology from Moorhead (Minn.) State University. Operates a grain and hog farm near Browns Valley, Minn. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

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

The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office:

•	The individual must be a member of this cooperative or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•	The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be up for re-election at the 2011 Annual Meeting of Members:

Region	Current Incumbent

Region 1 (Minnesota)	Jerry Hasnedl
Region 1 (Minnesota)	Curt Eischens
Region 2 (Montana, Wyoming)	Richard Owen
Region 3 (North Dakota)	Open *
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin)
Greg Kruger
Region 7 (Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Missouri, Mississippi, North Carolina, South Carolina and Tennessee)	Daniel Schurr
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Clinton J. Blew

*	New position open as a result of the impending retirement of Bruce Anderson.

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2011. Officers are appointed by the Board of Directors.

Name	Age	Position

Carl Casale	50	President and Chief Executive Officer
Jay Debertin	51	Executive Vice President and Chief Operating Officer, Energy and Foods
David Kastelic	56	Executive Vice President and Chief Financial Officer
Patrick Kluempke	63	Executive Vice President — Corporate Services
Mark Palmquist	54	Executive Vice President and Chief Operating Officer, Ag Business

Carl Casale, President and Chief Executive Officer (CEO), joined CHS in 2011. Previously spent 26 years with Monsanto Company, beginning his career as a sales representative in eastern Washington and advancing through sales, strategy, marketing and technology-related positions before being named Chief Financial Officer in 2009. Serves on the boards of National Cooperative Refinery Association; Ventura Foods, LLC; Nalco Company; National Council of Farmer Cooperatives; Greater Twin Cities United Way; and Oregon State University Foundation board of trustees. Previously served on the board of the National 4-H Council. Named Oregon State University College of Agriculture’s 2009 alumni fellow. Holds a bachelor’s degree in agricultural economics from Oregon State University and an executive master’s of business administration from Washington University, St. Louis, Mo. Native of Oregon’s Willamette Valley. Operates a family-owned blueberry farm near Aurora, Ore.

Jay Debertin, Executive Vice President and Chief Operating Officer — Energy and Foods, joined CHS in 1984 in its energy division and held positions in energy marketing operations. Named vice president of crude oil supply in 1998, and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. He was named executive vice president, Processing, in 2005 and was responsible for the company’s soybean crushing, refining and related operations, along with its food processing joint venture relationships. Named to his current position in January 2011, where he is responsible for energy operations, including refineries, pipelines and terminals; refined fuels, propane, lubricants and renewable fuels distribution; and marketing businesses. Also responsible for CHS vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable energy. Serves as chairman for National Cooperative Refinery Association and as a director for Ventura Foods, LLC. Former board member of Horizon Milling, LLC and US BioEnergy Corporation. Earned a bachelor’s degree in economics from the University of North Dakota and a master’s of business administration degree from the University of Wisconsin — Madison.

David Kastelic, Executive Vice President and Chief Financial Officer, joined the CHS Legal Department in 1993 after 13 years in private practice and was named senior vice president and general counsel for CHS in 2000. He assumed his current position in January 2011. Serves on the Board of Directors of Ag States Reinsurance Company, IC and Impact Risk Funding Inc., PCC and CHS Capital, LLC. Received a bachelor’s of science degree in Business Administration/Economics from St. John’s University in Collegeville, Minn., and a law degree from the University of Minnesota Law School.

Patrick Kluempke, Executive Vice President — Corporate Services, is responsible for human resources, information technology, marketing communications, corporate citizenship, governmental affairs, business risk control, building and office services, board coordination, corporate planning and international relations. Named Executive Vice President, Corporate Administration in 2005, and to his current position in 2011. Served in the U.S. Army with tours in South Vietnam and South Korea as an aide to General J. Guthrie. Began his career in grain trading and export marketing. Joined CHS in 1983, has held various positions in both the operations and corporate level, and serves on agricultural advisory board of the 9th Federal Reserve Bank and the Agricultural Roundtable Committee of the 10th Federal Reserve Bank. Holds a bachelor’s degree from St. Cloud (Minn.) State University.

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, is responsible for all international grain-related business units, including crop nutrients, country operations, grain marketing, terminal operations, exports, logistics and transportations, and soybean processing operations. Joined the former Harvest States in 1979 as a grain buyer, and then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed his leadership responsibility for grain marketing, country operations, oilseed processing and packaged foods in 2001. Serves on the board of Horizon Milling, LLC and Agriliance LLC. Former board member of InTrade/ACTI, National Cooperative Refinery Association, Schnitzer Steel Industries, Inc. and Multigrain AG. Graduated from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our 8% Cumulative Redeemable Preferred Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (Commission). Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2011, and based further upon written representations received by us with respect to the need to file reports on Form 5, no individuals filed late reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following:

CHS Inc.
Attention: Lisa Zell
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Anthony, Mr. Bass, Mr. Bielenberg (Chairman) and Mr. Schurr, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

Compensation Discussion and Analysis

Executive Compensation

Overview

Fiscal 2011 was a year of transition. We recruited a new President and Chief Executive Officer, Carl Casale. Our former President and Chief Executive Officer, John Johnson, retired along with our former Executive Vice President and Chief Operating Officer, Leon Westbrock, and our former Executive Vice President and Chief Financial Officer, John Schmitz. In addition, David Kastelic was promoted to Executive Vice President and Chief Financial Officer.

CHS views employees as valued assets, and strives to provide total reward programs that are equitable and competitive within the market segments in which we compete, and within the framework of the CHS vision, mission and values. In this section, we will outline the compensation and benefit programs as well as the materials and factors used to assist us in making compensation decisions.

This Compensation Discussion and Analysis describes the key principles and approaches used to determine the compensation of the named executive officers (Named Executive Officers) listed in the Summary Compensation Table and should be read in conjunction with the tables and narrative included in the rest of the Executive Compensation section.

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

There are no material changes anticipated to our compensation philosophy or plans for fiscal 2012.

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

Each year, the Corporate Responsibility Committee of the Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of the executive compensation programs. The Corporate Responsibility Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Corporate Responsibility Committee to provide guidance regarding market competitive levels of base pay, annual incentive pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer (CEO). The data is shared with our Board of Directors which makes final decisions regarding the Chief Executive Officer’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external market median level of compensation for comparable positions and being consistent with our compensation philosophy and objectives. The Corporate Responsibility Committee recommends to the Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards based on goal attainment. In turn, the Board of Directors communicates this pay information to the CEO. The CEO is not involved with the selection of the third party consultant and does not participate in, or observe, Corporate Responsibility Committee meetings that concern CEO compensation matters. Based on review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), the CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the other Named

Executive Officers and communicates base and incentive compensation levels to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code, of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

Components of Compensation

The executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2011 included a combination of any of the following sources: Hay Group Executive Remuneration Report, AonHewitt Total Compensation Measurement, Mercer US Executive Compensation Survey, Towers Watson Executive Compensation Databank and Towers Watson Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 357 to 2,269, with an average of 1,138. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS’ short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, annual variable pay and long-term incentive pay. In actuality, the CEO and Named Executive Officers are paid in line with market median base pay and annual variable pay for comparable positions and are paid less than the market median for long-term compensation in relation to comparable positions. The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element

Base Salary	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation based on competitive market practice and internal equity considerations
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives	• Provide a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on equity performance levels	• Provide a direct link between employee pay and CHS’s profitability • Encourage proper expense control and containment

Pay Element	Definition of Pay Element	Purpose of Pay Element

Long-Term Incentive Plans	Long-term performance based variable pay incentive for senior management to achieve predetermined triennial return on equity performance goals	• Provide a direct link between senior management pay and long-term strategic business objectives • Align management and member-owner interests • Encourage retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement benefits are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program
	The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code. In addition, the plans allow participants to voluntarily defer receipt of a portion of their income	• These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and disability benefits generally available to all full-time employees with supplemental executive long-term disability	• These benefits are a part of our broad-based employee total rewards program
Additional Benefits and Perquisites	Additional benefits and perquisites provided to certain officers, including our Named Executive Officers
•   These benefits are provided to remain competitive with comparable companies, retain individuals who are critical to CHS, facilitate the executives’ relationships with customers and to support their roles in the community

Base Pay:

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

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined by competitive pay of comparable positions in the market, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics. The CEO is responsible for this process for the other Named Executive Officers. The Corporate Responsibility Committee is responsible for this process for the President and Chief Executive Officer. Mr. Casale’s base salary was set for fiscal 2011 based on his employment agreement, and Mr. Johnson and Mr. Schmitz received no increase in base pay for fiscal 2011. The following Named Executive Officers received base salary increases in fiscal year 2011: David Kastelic received a 38.7% increase with his promotion to Executive Vice President and Chief Financial Officer; Mark Palmquist received a 3.7% market based annual increase; Jay Debertin received a 22.2% increase with his promotion to Executive Vice President Energy and Foods; and Patrick Kluempke received a 9.2% increase to compensate for additional responsibilities in leading Corporate Communications, Corporate Giving and Governmental Affairs.

Annual Variable Pay:

Each Named Executive Officer is eligible to participate in our Annual Variable Pay Plan for our fiscal year ending August 31, 2011. Target award levels are set with reference to competitive market compensation levels and are intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program is based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components include return on equity (ROE) level for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROE levels for fiscal 2011 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

For fiscal 2011, CHS financial performance goals and award opportunities under our Annual Variable Pay Plan were as follows:

	CHS Company	Business Unit	Management Business	Percent of Target
Performance Level	Performance Goal	Performance Goal	Objectives	Award

Maximum Target Threshold Below Threshold	14% Return on Equity 10% Return on Equity 8% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit	Individual performance goals	200% 100% 20% 0%

The annual variable pay awards for the Named Executive Officers are calculated depending on performance results by applying the percent of target award earned to the applicable fiscal 2011 salary range midpoint for the Named Executive Officer. In an effort to simplify plan design and administer plans consistently, starting with the fiscal 2012 Annual Variable Pay Plan, awards will be calculated using fiscal year end base salary instead of salary range midpoint. During this transition, the year end midpoint will be used if it is higher than year end base salary.

The types and relative importance of specific financial and other business objectives varies among executives depending upon their positions and the particular business unit for which they are responsible. Financial objectives are given greater weight than other individual performance objectives in determining individual awards.

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROE objectives and determines the CEO’s individual goals. The weighting of the CEO’s goals is 70% CHS total company ROE and 30% principle accountabilities and personal goals. The CEO approves business unit ROE objectives and determines non-financial objectives for the Named Executive Officers. The weighting of goals for the Named Executive Officers is 70% ROE and 30% principle accountabilities and personal goals. The ROE goals for the Named Executive Officers are either total CHS, or combined CHS and business unit, depending on whether the position is responsible for an operating group or not. The variable pay plan is designed such that if one-year threshold non-financial and financial performance is achieved, the annual variable pay award would equal 20 percent of market competitive awards; if target non-financial and financial performance goals are achieved, the award would equal 100% of market competitive awards and if maximum non-financial and financial performance goals are achieved, the award would equal 200% of market competitive awards.

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

For fiscal 2011, CHS achieved an ROE of 28.8%. Annual variable pay payments for the Named Executive Officers are as follows:

Carl Casale	$2,125,000
David Kastelic	$763,140
Mark Palmquist	$837,620
Jay Debertin	$837,620
Patrick Kluempke	$655,200
John D. Johnson	$600,000
John Schmitz	$249,993

Profit Sharing:

Each Named Executive Officer, except Mr. Casale is eligible to participate in our Profit Sharing Plan applicable to other employees. Mr. Casale will be eligible to participate in the plan once he satisfies the plan’s one year waiting period. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and CHS profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS 401(k) plan account and Deferred Compensation Plan account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROE achieved and are displayed in the following table:

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2011	Award

14.0%	$467.0 Million	5%
12.0%	$400.3 Million	4%
10.0%	$333.6 Million	3%
9.0%	$300.2 Million	2%
8.0%	$266.9 Million	1%

Effective for fiscal 2012, threshold, target and maximum ROE goals are:

		Profit
	Equates to Net	Sharing
Return On Equity	Income for Fiscal 2012	Award

14.0%	$548.2 Million	5%
12.0%	$469.9 Million	4%
10.0%	$391.6 Million	3%
9.0%	$352.4 Million	2%
8.0%	$313.2 Million	1%

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

Award opportunities for the 2009-2011 LTIP are expressed as a percentage of a participant’s average salary range midpoint for the three-year performance period. In an effort to simplify plan design and administer plans consistently, starting with the 2011-2013 Long Term Incentive Plan, long term incentive awards will be calculated using three year average base salary instead of three year average midpoint. During this transition, the three year average midpoint will be used if it is higher than three year average salary. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for LTIP to trigger a payout. The threshold, target and maximum ROE for fiscal 2009-2011 performance period were 8%, 10% and 14%, respectively.

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

For the fiscal year 2009-2011 performance period, CHS reached the maximum level ROE for awards under the LTIP. Payments for the Named Executive Officers under the LTIP are as follows:

Carl Casale	$2,125,000
David Kastelic	$422,033
Mark Palmquist	$828,006
Jay Debertin	$699,206
Patrick Kluempke	$618,426
John D. Johnson	$1,400,000
John Schmitz	$583,318

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the “Pension Plan”) is a tax-qualified defined benefit pension plan. Most full-time, non-union CHS employees are eligible to participate in the plan. All Named Executive Officers except Mr. Casale participate in the Pension Plan. Mr. Casale will be eligible to participate in the plan once he satisfies the plan’s one year waiting period. A Named Executive Officer is fully vested in the plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a lump sum payment of the participant’s account balance (or a monthly annuity if elected) for the Named Executive Officer’s lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity and for a married Named Executive Officer the normal form is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

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

Special Career Credits

Participants who were in the former Harvest States Cooperative Cash Balance Retirement Plan on January 1, 1988 and met certain age and service requirements on January 1, 1988 are eligible for additional credit. Mr. Johnson and Mr. Schmitz met the requirement to receive an additional credit based on the following table:

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

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the tax-qualified plan, the CHS Inc. Supplemental Executive Retirement Plan (the “SERP”) and CHS Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our President and CEO to participate.

All Named Executive Officers are eligible to participate in the Deferred Compensation Plan.

Mr. Johnson was eligible to participate in our Special Supplemental Executive Retirement Plan (the “Special SERP”). The Special SERP retirement benefit will be credited at the end of each plan year for which the participant completes a year of service. The amount credited shall be an amount equal to that set forth in a schedule of benefits stated in the Special SERP, as disclosed in the Pension Benefits table. The Special SERP is not funded and does not qualify for special tax treatment under the Internal Revenue Code.

Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits or company contributions under the Pension Plan and 401(k) Plan.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Some of the benefits from the SERP are funded in a rabbi trust, with a balance at August 31, 2011 of $4.8 million. No further contributions to the trust are planned. Currently, the plans are not being funded and do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ending August 31, 2011, all of the Named Executive Officers participated in the non-elective portion of the Deferred

Compensation Plan and only Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a balance at August 31, 2011 of $51.5 million. No further contributions to the trust are planned. In addition, under the terms of his employment agreement with us, we have agreed to make a contribution to the SERP and the Deferred Compensation Plan of an amount equal to what we would have contributed to the Pension Plan, SERP and Profit Sharing Plan had Mr. Casale been eligible to participate in those plans upon hire. These payments will be determined and contributed in 2012.

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

Summary Compensation Table

				Change in Pension
				Value and
				Non-Qualified
			Non-Equity	Deferred	All Other
			Incentive Plan	Compensation	Compensation(5)(6)
Name and Principal Position	Year	Salary(1)	Compensation(1)(2)	Earnings(3)(4)	(7)(8)(9)	Total

Carl Casale	2011	$566,667	$4,250,000	$0	$910,956	$5,727,623
President & Chief Executive Officer
David Kastelic	2011	424,334	1,185,173	122,522	74,560	1,806,589
Executive Vice President &
Chief Financial Officer
Mark Palmquist	2011	602,337	1,665,626	252,606	153,740	2,674,309
Executive Vice President and Chief	2010	588,000	1,637,060	568,334	129,081	2,922,475
Operating Officer Ag Business	2009	588,000	1,433,448	393,335	145,841	2,560,624
Jay Debertin	2011	516,667	1,536,826	208,868	131,724	2,394,085
Executive Vice President and Chief	2010	450,000	1,247,074	458,099	112,656	2,267,829
Operating Officer Energy and Foods	2009	450,000	1,202,513	309,297	166,720	2,128,530
Patrick Kluempke	2011	448,942	1,273,626	223,530	115,915	2,062,013
Executive Vice President
John D. Johnson	2011	300,000	2,000,000	1,128,430	378,201	3,806,631
Retired President &	2010	900,000	3,600,000	2,001,285	251,423	6,752,708
Chief Executive Officer	2009	900,000	3,415,680	1,666,170	262,086	6,243,936
John Schmitz	2011	178,567	833,311	209,439	154,021	1,375,338
Retired Executive Vice President &	2010	535,700	1,486,894	438,452	115,595	2,576,641
Chief Financial Officer	2009	535,700	1,394,997	362,542	118,721	2,411,960

(1)	Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $504,000 in 2011, $483,286 in 2010, $517,976 in 2009.

(2)	Amounts include CHS fiscal 2011 annual variable pay awards and fiscal 2009-2011 long-term incentive awards.

(3)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers’ benefit under their retirement program and nonqualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in 2011: Mr. Palmquist- $17,852; Mr. Debertin- $40,893; Mr. Kastelic- $13,522; Mr. Kluempke- $17,969; Mr. Johnson- $202,059; and Mr. Schmitz- $25,813, and above market earnings in 2010: Mr. Johnson- $294,417; Mr. Schmitz- $43,836; Mr. Palmquist- $32,787; and Mr. Debertin- $70,292, and above market earnings in 2009: Mr. Johnson- $350,846; Mr. Schmitz- $58,418; Mr. Palmquist- $48,082; and Mr. Debertin- $83,791.

(4)	The 2009 Change in Pension Value is an annualized value based on the 14-month period from June 30, 2008 to August 31, 2009. The total change in value is annualized by multiplying by 12/14. The 2010 Change in Pension Value is for the period September 1, 2009 to August 31, 2010. The 2011 Change in Pension Value is for the period September 1, 2010 to August 31, 2011.

(5)	Amounts include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions during fiscal 2011 to qualified and non-qualified defined contribution plans, car allowance, spousal travel, event tickets, club dues/memberships and financial planning.

(6)	This column includes fiscal 2011 car allowance amounts as follows: Mr. Palmquist- $15,120; Mr. Debertin- $15,120; Mr. Kastelic- $15,120; Mr. Kluempke- $15,120; Mr. Johnson- $8,600; and Mr. Schmitz- $5,040.

(7)	Includes the following payments made in fiscal 2011: $833,334 payout covering earned and forfeited compensation from previous company, $30,000 relocation expenses with a gross up value of $53,860, and legal fees for Mr. Casale per his employment agreement.

(8)	Includes payment for unused Paid Time Off for Mr. Johnson- $103,846, and Mr. Schmitz- $43,268.

(9)	Includes the cost to us of a trip for Mr. Johnson and his wife during fiscal 2011 from the CHS Board of Directors valued at $16,074 with a gross up value of $28,051.

Agreements with Named Executive Officers

In November 2010, we entered into three year employment and change in control agreements with Mr. Casale, our CEO. A copy of these agreements were previously filed and are listed as Exhibits 10.1 and 10.2 to this Annual Report on Form 10-K. Some of these terms are footnoted in the Summary Compensation Table. The employment agreement with Mr. Casale was entered into to clearly define the obligations of the parties with respect to employment matters as well as compensation and benefits provided to the executive officer upon termination of employment. Mr. Casale’s change in control agreement was designed to help attract and retain Mr. Casale, recognizing that change in control protections are commonly provided at comparable companies with which CHS competes for executive talent. Because of our cooperative ownership structure, CHS is in a position where a change of control is unlikely. However, we believe that this arrangement provides financial security to Mr. Casale and enhances his impartiality and objectivity in the case of a change in control in which he could potentially lose his position.

The agreement also provides for certain payments to Mr. Casale in respect of compensation earned from Mr. Casale’s former employer during past periods but forfeited in order to accept employment with CHS due to vesting requirements and other restrictions (the payment of which will be accelerated upon Mr. Casale’s death, disability, involuntary termination without cause, or voluntary termination with “good reason”) (the “Replacement Cash Payments”). Specifically, Mr. Casale will be entitled to receive three payments as follows: (i)$833,334, which has been paid, (ii) $833,333 to be paid with 30 days after the first anniversary of the effective date of the agreement, and (iii) $833,333 to be paid with 30 days after the second anniversary of the effective date. Payment of the second and third payments will be accelerated upon Mr. Casale’s death, disability, his involuntary termination without cause or his voluntary termination with “good reason”.

The severance pay and benefits to which Mr. Casale will be entitled if we terminate his employment without cause, if he terminates for “good reason” or if there is change in control, are described below under the heading “Post Employment”.

On December 23, 2010, we also entered into an employment security agreement with Mr. Debertin our Executive Vice President and Chief Operating Officer, Energy and Foods, which established his base salary level and eligibility for salary increases, benefits, expense reimbursement, annual incentive, and long term incentive awards. A copy of this agreement was previously filed and is listed as Exhibit 10.3 to this Annual Report on Form 10-K. The severance pay and benefits to which Mr. Debertin will be entitled if we terminate his employment without cause or if he terminates for “good reason” are described below under the heading “Post Employment.”

Mr. Casale’s employment agreement and Mr. Debertin’s employment security agreement also provide that in the event of certain restatements of our financial results due to material noncompliance with financial reporting requirements, if our Board determines in good faith that compensation paid (or payable but not yet paid) to the appropriate executive was awarded or determined based on such material noncompliance, then we are entitled to recover from the executive (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement.

On August 1, 2007, we entered into an employment agreement with Mr. Johnson, our former President and Chief Executive Officer. A copy of this agreement was previously files nad is listed as Exhibit 10.55 to this Annual Report on Form 10-K. Under the Agreement, Mr. Johnson’s employment renewed for additional one year periods unless terminated by CHS upon at least one year’s prior written notice to Mr. Johnson or unless Mr. Johnson chose to retire with 30 days notice.

Mr. Johnson retired from CHS on December 31, 2010. In accordance with his employment agreement, Mr. Johnson will be subject to a two year non-compete agreement following his retirement.

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

Fiscal 2011 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2011 for our CEO and other four Named Executive Officers as a group.

2011 Grants of Plan-Based Awards
Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)

Name	Grant Date		Threshold	Target	Maximum

Carl Casale	9-1-10	(1)	$212,500	$1,062,500	$2,125,000
	9-1-10	(2)	212,500	1,062,500	2,125,000
David Kastelic	9-1-10	(1)	76,314	381,570	763,140
	9-1-10	(2)	76,314	381,570	763,140
Mark Palmquist	9-1-10	(1)	83,762	418,810	837,620
	9-1-10	(2)	87,367	436,836	873,672
Jay Debertin	9-1-10	(1)	83,762	418,810	837,620
	9-1-10	(2)	83,762	418,810	837,620
Patrick Kluempke	9-1-10	(1)	65,520	327,600	655,200
	9-1-10	(2)	67,200	336,000	672,000
John D. Johnson	9-1-10	(1)	60,000	300,000	600,000
John Schmitz	9-1-10	(1)	24,999	124,997	249,993

(1)	Represents range of possible awards under our 2011 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2011 is presented in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described in the “Compensation Discussion and Analysis.”

(2)	Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2011-2013 performance period. Goals are based on achieving a three-year ROE of 8%, 10% and 14%. Awards are earned over a three-year period and vest over an additional 28-month period. The Long Term Incentive Plan is described in the “Compensation Discussion and Analysis.”

(3)	In an effort to simplify plan design and administer plans consistently, starting with the 2012 Annual Variable Pay Plan awards will be calculated using fiscal year end base pay, and with the 2011-2013 Long Term Incentive Plan, long term incentive awards will be calculated using three year average base salary instead of three year average midpoint for all participants. During this transition, the fiscal year end midpoint or three year average midpoint will be used if it is higher than.

Grants of Plan Based Award Table Material Terms of Awards Disclosed in Table

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are discussed in the Compensation, Discussion and Analysis. Specifics to the calculation of Mr. Casale’s award are discussed under Agreements with Named Executive Officers.

Pension Benefits Table

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefits	Fiscal Year

Carl Casale	CHS Inc. Pension Plan	0	$0	$0
	SERP	0	0	0
David Kastelic(1)	CHS Inc. Pension Plan	18.1667	359,424	0
	SERP	18.1667	433,084	0
Mark Palmquist	CHS Inc. Pension Plan	32.0000	663,580	0
	SERP	32.0000	1,788,087	0
Jay Debertin	CHS Inc. Pension Plan	27.2500	509,067	0
	SERP	27.2500	967,477	0
Patrick Kluempke(1)	CHS Inc. Pension Plan	29.0830	647,983	0
	SERP	29.0830	1,117,497	0
John D. Johnson(1)	CHS Inc. Pension Plan	34.1667	1,566,103	1,566,103
	SERP	34.1667	5,245,352	5,245,352
	Special SERP	34.1667	4,098,075	4,098,075
John Schmitz(1)	CHS Inc. Pension Plan	36.2500	715,058	715,058
	SERP	36.2500	1,578,328	1,578,328

(1)	An executive is eligible for early retirement in both the CHS Inc. Pension Plan and the SERP.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and SERP. It also includes contributions made to the SERP on behalf of Mr. Casale, and the accrued benefit of Mr. Johnson’s Special SERP.

For a discussion of the material terms and conditions of the Pension Plan, the SERP and the Special SERP, see the “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 to this Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

•	Discount rate of 4.75%;

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•	Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 65). The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance. Early retirement is not defined under the Special SERP; and

•	Payments under the cash balance formula of the Pension Plan assume a lump sum payment. SERP benefits are payable as a lump sum.

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

As former CEO of CHS, in addition to the Pension Plan and SERP, Mr. Johnson was also eligible for a Special SERP benefit. Under the Special SERP, at the end of each year for which Mr. Johnson completes a year of service, an amount is credited to his account. There are two components to the contribution amount: 1) a base portion and 2) a performance-based portion. The base portion is determined by the following table:

Year	Amount

2003-2007	$263,663
2008	306,163
2009	350,428
2010	395,481

The annual performance-based amount for any year shall not exceed $83,272. This amount shall be computed as $83,272 multiplied by a percentage. The percentage is determined by the Board of Directors and is based on Mr. Johnson’s performance for the plan year for which such determination was made pursuant to the performance standards under the CHS Annual Incentive Plan.

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

All Named Executive Officers except Mr. Casale’s retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and SERP, as described in the “Compensation Discussion and Analysis”. Mr. Casale will be eligible to participate in the plan once he satisfies the plan’s one year waiting period.

2011 Nonqualified Deferred Compensation Table

	Executive	Registrant		Aggregate	Aggregate Balance
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	at Last Fiscal Year
Name	Last Fiscal Year (3)	Last Fiscal Year (1)	in Last Fiscal Year (4)	Distributions (5)	End (1),(2)

Carl Casale	$0	$0	$0	$0	$0
David Kastelic	0	326,677	123,793	306,861	2,471,248
Mark Palmquist	0	909,793	157,083	854,108	3,191,525
Jay Debertin	504,000	692,720	403,434	0	8,215,930
Patrick Kluempke	0	654,913	150,898	888,868	2,856,661
John D. Johnson	0	2,735,269	736,564	20,518,025	2,564,946
John Schmitz	0	830,779	215,578	5,569,981	0

(1)	Deferrals under the Deferred Compensation Plan are made by the Named Executive Officer. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, 401(k) match plus Mr. Johnson’s Special SERP.

(2)	Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. Named Executive Officers may change their investment election daily with a maximum of 12 changes per year. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments up to 10 years.

(3)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(4)	The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer.

(5)	Includes amounts distributed for Special SERP which is also reflected in the Pension Benefits Table.

Post Employment

The CEO is covered by an employment agreement that provides for severance in case his employment is terminated by us without cause or by him with “good reason”. Severance consists of two times base pay, two times target annual variable pay, a prorated portion of his unpaid annual variable award for the fiscal year in which the termination occurred, and two years of health and welfare benefits substantially similar to those he was receiving prior to termination. In addition, Mr. Casale would be entitled to acceleration of any unpaid Replacement Cash Payments as described above under the heading “Agreements with Named Executive Officers”. Mr. Debertin is also covered by an employment agreement that provides for severance in case employment is terminated by us without cause, or by him with “good reason”. Severance consists of two times base pay, two times target bonus and two years of health and welfare benefits substantially similar to those he was receiving prior to termination. Both agreements contain two year non-solicitation and non-compete provisions. Payments for both executives would be made in three equal installments over a two-year period.

All other Named Executive Officers are covered by a broad-based employee severance program which provides two weeks of pay per year of service with a 12 month cap.

In accordance with their years of service and current base pay levels, the Named Executive Officers’ severance pay would be as follows:

Carl Casale(1)	$3,862,776
David Kastelic	$500,000
Mark Palmquist	$609,505
Jay Debertin(1)	$1,966,228
Patrick Kluempke	$468,000

(1)	These numbers include the value of health insurance based on current monthly rate.

These payments would be made if their positions are eliminated and the executives are laid off. There are no other severance benefits except for up to $5,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. The method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special post retirement health and welfare benefits that are not offered to other similarly situated (i.e. age and service) salaried employees.

Mr. Casale is also covered by a change in control agreement under which a “qualifying termination” entitles Mr. Casale to a severance payment equal to 2.5 times the sum of Mr. Casale’s base salary and target annual incentive compensation award, welfare benefit continuation for a period of 30 months and outplacement fees not to exceed $30,000. In accordance with this agreement and his current base salary, Mr. Casale’s payment would be as follows:

Carl Casale(1)	$4,858,470

(1)	These numbers include the value of health insurance based on current monthly rate.

As previously disclosed Mr. Johnson and Mr. Schmitz retired on December 31, 2010. In accordance with the provisions of the CHS Annual Variable Pay Plan and the three year CHS Long Term Incentive Plan, Mr. Johnson and Mr. Schmitz received prorated annual variable pay and long-term incentive awards in 2011, and will receive future prorated long term incentive awards in 2012 for the time they were employed pursuant to the terms of the plan.

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2011. Through August 31, 2011, each director was provided annual compensation of $54,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Each director receives a per diem of $300 plus actual expenses and travel allowance for each day spent on meetings other than regular board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit. Effective September 1, 2011, the annual compensation for directors was increased to $66,000 and the per diem was increased to $500.

Director Retirement and Healthcare Benefits

Members of the Board of Directors are eligible for certain retirement and healthcare benefits. The director retirement plan is a defined benefit plan and provides for a monthly benefit for the director’s lifetime, beginning at age 60. Benefits are immediately vested and the monthly benefit is determined according to the following formula: $200 times years of service on the board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment shall be made to the retired director’s beneficiary in the event of the director’s death before 120 payments are made. Prior to 2005, directors could elect to receive their benefit as an actuarial equivalent lump sum. In order to comply with IRS requirements, directors were required in 2005 to make a one-time irrevocable election whether to receive their accrued benefit in a lump sum or a monthly annuity upon retirement. If the lump sum was elected, the director would commence benefits upon expiration of board term.

Effective August 31, 2011, the director retirement plan was changed to provide $250 times years of service on the Board (up to a maximum of 15 years) and future accruals were frozen.

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2011 of $6.3 million. The Board of Director’s intent is to fully fund benefits through the rabbi trust.

Directors of CHS in place as of September 1, 2005, and their eligible dependents, are eligible to participate in the company’s medical, life, dental, vision and hearing plans. CHS will pay 100% of the life and medical premium for the director and eligible dependents until the director is eligible for Medicare. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance at the cost of CHS after they leave the Board. In the event a director’s coverage ends due to death or Medicare eligibility, CHS will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

New directors elected on or after December 1, 2006, and their eligible dependents, are eligible to participate in the company’s medical, dental, vision and hearing plans. CHS will pay 100% of the premium for the director and eligible dependents until the director is eligible for Medicare. In the event a director leaves the Board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS

0 to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

Director Life Insurance

Current and retired directors were required to take possession of their whole life insurance policies by December 31, 2008. For directors whose policies are not yet paid up, they had 12 months from the date the last premium was paid to take possession of the policy. As of August 31, 2009, the ownership of each policy was transferred to the Director. We discontinued offering whole life insurance to new directors beginning service after September 1, 2006. However, those directors will have the ability to purchase additional term insurance that is offered to our active CHS employees, but at their own expense. Directors may purchase additional optional supplemental coverage and dependent life insurance at their own expense.

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2011, the following directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Hasnedl, Mr. Mulcahey and Mr. Toelle.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a total balance at August 31, 2011 of $51.5 million. This amount includes both director and executive accounts. No further contributions to the trust are planned. Except for the $51.5 million, both non-elective and voluntary deferrals under the Deferred Compensation Plan are not funded and do not qualify for special tax treatment under the Internal Revenue Code.

Subsequent Material Event

As noted above, CHS froze accruals under the director retirement plan and, effective September 1, 2011, established a replacement benefit under our Deferred Compensation Plan.

For fiscal 2012 and each fiscal year thereafter, we will credit an amount to each Director’s retirement plan account under the Deferred Compensation Plan. The amount that will be credited will be based on return on equity over a three-year period:

Amount	Target

$50,000 (maximum)	14% Return on CHS Equity
$25,000 (Target)	10% Return on CHS Equity
$5,000 (Minimum)	8% Return on CHS Equity
$0	Below 8% Return on CHS Equity

The fiscal year 2012 credit to each director’s Retirement Plan Account will be determined based on the return on equity for fiscal years 2010, 2011, and 2012.

Upon leaving the Board during the fiscal year, a director’s credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join the CHS Board during the fiscal year will receive a credit for that partial fiscal year based on the actual return on equity for the fiscal year, prorated from the first of the month following the month in which the director joins the Board, to the end of the fiscal year.

Director Compensation Table

		Change in Pension Value
		and Nonqualified
	Fees Earned or	Deferred Compensation	All Other
Name(1)	Paid in Cash (1)(2)	Earnings (3)	Compensation (4)	Total

Bruce Anderson	$64,500	$146,929	$13,038	$224,467
Donald Anthony	69,300	66,652	13,055	149,007
Robert Bass	68,700	117,486	13,804	199,990
David Bielenberg	66,600	72,533	20,563	159,696
Clinton Blew	48,900	8,315	14,677	71,892
Dennis Carlson (5)	69,900	68,513	13,607	152,020
Curt Eischens	61,500	133,366	14,267	209,133
Steven Fritel	68,250	85,260	16,910	170,420
Jerry Hasnedl (5)	78,450	103,978	16,709	199,137
David Kayser	62,250	52,440	21,303	135,993
Randy Knecht	71,400	102,160	13,364	186,924
Greg Kruger	65,700	43,321	1,476	110,497
Michael Mulcahey	65,700	84,308	12,483	162,491
Richard Owen	72,900	118,483	13,274	204,657
Steve Riegel	65,100	73,604	12,119	150,823
Daniel Schurr	66,900	38,762	22,590	128,252
Michael Toelle	84,300	76,835	24,091	185,226

(1)	Mr. Blew was elected to the Board December 3, 2010.

(2)	Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Hasnedl, $6,000; Mr. Mulcahey, $6,000; and Mr. Toelle, $6,000.

(3)	This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under their retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity — see above), discount rate and mortality factor used to calculate the benefit due.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: Mr. Bass- $165; Mr. Fritel- $25; Mr. Hasnedl- $84; Mr. Knecht- $57; Mr. Mulcahey- $14; and Mr. Toelle- $58.

(4)	All other compensation includes health and life insurance premiums, conference and registration fees, meals and related spouse expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in life and health insurance premiums which are due to several factors, including the director’s age, length of service and the number of dependents covered by health care benefits.

— Health care premiums paid for directors include: $11,644 for Mr. Anderson; Mr. Anthony; Mr. Bass, Mr. Bielenberg; Mr. Carlson; Mr. Hasnedl; Mr. Knecht; Mr. Mulcahey; Mr. Owen; and Mr. Riegel; and $20,164 for Mr. Kayser; Mr. Schurr; and Mr. Toelle; and $14,484 for Mr. Fritel; and $13,656 for Mr. Blew; and $13,124 for Mr. Eischens.

(5)	Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors will receive a monthly annuity upon retirement. The plan benefit was frozen as of August 31, 2010.

Compensation Committee Interlocks and Insider Participation

As noted above, the Board of Directors does not have a compensation committee. The Corporate Responsibility Committee recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our President and CEO. Our President and CEO determine the compensation for all other executive officers.

None of the directors are officers of CHS. See Item 13 for directors that were a party to related person transactions.

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

Respectfully submitted,

Curt Eischens, Chair
Steve Fritel
David Kayser
Steve Riegel

Disclosure for Item 402(s) of Regulation S-K

Our compensation policies and practices were reviewed by the appropriate corporate personnel in light of the requirements of Item 402(s) of Regulation S-K. A comprehensive risk assessment of our base and variable compensation programs was also conducted in fiscal 2010. This assessment included a thorough review of all of our significant compensation components including base pay, long term incentive pay, annual variable pay and profit sharing. This review confirmed that our executive compensation program establishes an appropriate set of rewards for achieving our strategic, business and financial objectives without encouraging inappropriate risk-taking. Specifically, all of our incentive plans, including our long-term incentive plan, our short-term incentive plan and our profit sharing plan have established maximum levels of performance and payouts. In fiscal 2011, the underlying plan design and practices had not changed and therefore, the previous risk assessment remains adequate in ensuring all risks remain mitigated. All plans are performance based and in total are designed in such a manner as to limit unnecessary risk to CHS. Because we concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us, we did not include any disclosure in response to Item 402(s) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of equity securities as of August 31, 2011 is shown below:

Amount and
Nature of
Beneficial
Title of Class	Name of Beneficial Owner	Ownership		% of Class(1)

8% Cumulative Redeemable Preferred Stock	Directors:
	Michael Toelle	520 shares	(2)	*
	Bruce Anderson	351 shares		*
	Donald Anthony	100 shares		*
	Robert Bass	120 shares		*
	David Bielenberg	12,510 shares		*
	Clinton J. Blew	0 shares		*
	Dennis Carlson	710 shares	(2)	*
	Curt Eischens	120 shares		*
	Steve Fritel	1,655 shares		*
	Jerry Hasnedl	975 shares		*
	David Kayser	0 shares		*
	Randy Knecht	863 shares	(2)	*
	Gregory Kruger	0 shares		*
	Michael Mulcahey	100 shares		*
	Richard Owen	240 shares		*
	Steve Riegel	210 shares		*
	Daniel Schurr	0 shares		*
Named Executive Officers:
	Carl M. Casale	0 shares		*
	Jay Debertin	1,200 shares	(2)	*
	David A. Kastelic	400 shares		*
	Patrick Kluempke	2,868 shares		*
	Mark Palmquist	400 shares		*

	Directors and executive officers as a group	23,342 shares		*

(1)	As of August 31, 2011, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%.

As of their December 31, 2010 retirement date, John Johnson and John Schmitz owned 7,220 and 1,400 shares, respectively.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2011, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

	Product Sales	Patronage
Name	and Purchases	Dividends

Bruce Anderson	$171,476	$6,796
Donald Anthony	179,361	5,834
Dennis Carlson	153,523	16,131
Curt Eischens	814,050	918
Steve Fritel	290,785	34,925
Jerry Hasnedl	1,483,378	45,989
David Kayser	1,298,908	29,855
Michael Mulcahey	282,627	3,108
Richard Owen	131,534	1,594
Michael Toelle	1,763,566	56,979

In January 2011, we sold property located in Tripp County, South Dakota to J & J Outdoors, LLC, an LLC formed by John Johnson, our former President and Chief Executive Officer, and his partner. The sales price of $149,765 was based on fair market value determined by third party appraisals.

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

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of seventeen members. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting. Nominations for director elections are made by the members at the region caucuses at our annual meeting. Neither the Board of Directors, nor management, of CHS participates in the nomination process. Accordingly, we have no nominating committee.

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ Global Select Market:

Bruce Anderson	Donald Anthony
Robert Bass	David Bielenberg
Clinton J. Blew	Dennis Carlson
Steve Fritel	Jerry Hasnedl
David Kayser	Greg Kruger
Randy Knecht	Richard Owen
Michael Mulcahey	Steve Riegel
Daniel Schurr	Michael Toelle

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

Independence of CEO and Board Chairman Positions

Our bylaws prohibit any employee of CHS from serving on the Board of Directors. Accordingly, our CEO may not serve as Chairman of the Board or in any Board capacity. We believe that this leadership structure creates independence between the Board and management and is an important check and balance in the governance of CHS.

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

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the fiscal years ended August 31, 2011 and 2010:

	(Dollars in
	thousands)
Description of Fees	2011	2010

Audit Fees(1)	$1,954	$2,357
Audit — Related Fees(2)	208	102
Tax Fees(3)	29	24
All Other Fees	—	—

Total	$2,191	$2,483

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits, work related to filings of registration statements, and services for 404 readiness efforts.

(2)	Includes fees for employee benefit plan audits.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

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

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions:	Deductions:	Balance at
	Beginning	Charged to Costs	Write-offs, net	End
	of Year	and Expenses	of Recoveries	of Year
	(Dollars in thousands)

Allowances for Doubtful Accounts
2011	$99,535	$31,792	$(12,301)	$119,026
2010	99,025	6,688	(6,178)	99,535
2009	73,651	32,019	(6,645)	99,025

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 10, 2011 appearing on page F-1 in this Annual Report on Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 10, 2011

(a)(3) EXHIBITS

3.1		Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

3	.1A	Amended Article III, Section 3(b) of Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed May 5, 2010).

3	.1B	Amendment to the Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2010).

3.2		Bylaws of CHS Inc. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).

4.1		Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 13, 2003).

4.2		Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).

4.3		Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), dated January 23, 2003).

10.1		Employment Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)

10.2		Change of Control Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)

10.3		Employment Security Agreement between CHS Inc. and Jay Debertin, dated December 23, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010). (+)

10.4		Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)

10	.4A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006). (+)

10.5		CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)

10	.5A	Amendment No. 1 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011). (+)

10	.5B	Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011). (+)

10.6		Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)

10.7		Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)

10.8		Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10	.8A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001). (+)

10	.8B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10	.8C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10	.8D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10.9		CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10.10		CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10	.10A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10.11		CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)

10	.11A	Amendment No. 1 to the Nonemployee Director Retirement Plan. (*) (+)

10.12		Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)

10.13		CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003). (+)

10	.13A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008). (+)

10.14		2006 Second Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of June 2, 1010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.15		2010 Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of June 2, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.16		$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).

10	.16A	First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).

10.17		Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).

10.18		Amended and Restated Credit Agreement dated as of January 31, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2011, filed April 8, 2011).

10.19		Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10	.19A	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).

10	.19B	Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).

10	.19C	Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010 (Incorporated by reference to our Form 10-Q filed January 11, 2011).

10.20	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).

10.21	Deferred Compensation Plan (2011 Restatement). (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.22	New Plan Participants 2008 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.23	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.24	Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005). (+)

10.25	New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.26	New Plan Participants (Board of Directors) 2009 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.27	Note Purchase Agreement ($500,000,000 Private Placement) between CHS Inc. and certain accredited investors dated as of June 9, 2011(Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).

10.28	Loan Agreement (Term Loan) between CHS Inc. and European Bank for Reconstruction and Development, dated January 5, 2011 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.28	Revolving Loan Agreement between CHS Inc. and European Bank for Reconstruction and Development, dated November 30, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.29	City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.30	Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.31	Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.32	Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.33	Commercial Paper Placement Agreement by and between CHS Inc. and Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.34	Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.35	Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).

10.36	Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 20, 2007).

10.37		$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10	.37A	First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10	.37B	Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.38		$50 Million Private Shelf Agreement by and between CHS Inc. and John Hancock Life Insurance Company dated as of August 11, 2008 (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 21, 2008).

10.39		Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.40		Series 2010-A Supplement, dated as of December 23, 2010, by and among Cofina Funding, LLC, as Issuer, and U.S. National Bank Association, as Trustee, to the Base Indenture, dated as of December 23, 2010, between the Issuer and the Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.41		Lockbox Agreement dated August 10, 2005 between Cofina Financial, LLC and M&I Marshall & Isley Bank (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.42		Purchase and Sale Agreement dated as of August 10, 2005 between Cofina Funding, LLC, as Purchaser and Cofina Financial, LLC, as Seller (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.43		Custodian Agreement dated August 10, 2005 between Cofina Funding, LLC, as Issuer; U.S. Bank National Association, as Trustee; and U.S. Bank National Association, as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.44		Servicing Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer; Cofina Financial, LLC, as Servicer; and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.45		Series 2008-A Cofina Variable Funding Asset-Backed Note No. 4 (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).

10.46		Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, CHS Capital, LLC. (*)

10.47		Note Purchase Agreement (Series 2010-A), dated as of December 23, 2010, among Cofina Funding, LLC, as Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, Cooperatieve Centrale Raiffeisen- Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, as Funding Agent, and the Financial Institutions from time to time parties hereto, as Committed Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.48		Amendment No. 1 to Note Purchase Agreement (Series 2010-A) dated as of April 13, 2011 by and among Cofina Funding, LLC and the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2011, filed July 8, 2011).

10.49		Amendment No. 2 to Note Purchase Agreement (Series 2010-A) dated as of June 17, 2011 by and among Cofina Funding, LLC and the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2011, filed July 8, 2011).

10.50		Note Purchase Agreement (Series 2008-A) dated as of November 21, 2008 among Cofina Funding, LLC, as Issuer; Victory Receivables Corporation, as the Conduit Purchaser; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10	.50A	Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).

10	.50B	Amendment No. 2 to Note Purchase Agreement (Series 2008-A) dated November 20, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-163608), filed December 9, 2009).

10	.50C	Amendment No. 3 to Note Purchase Agreement (Series 2008-A) dated as of November 12, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., NewYork Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).

10	.52D	Amendment No. 4 to Note Purchase Agreement (Series 2008-A) dated as of December 23, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., NewYork Branch, as the Funding Agent and as a Committed Purchaser.

10	.50E	Amendment No. 5 to Note Purchase Agreement (Series 2008-A) dated as of April 13, 2011, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2011, filed July 8, 2011).

10.51		2011 Credit Agreement (5-year Revolving Loan) dated as of September 27, 2011 between CHS Inc. and CoBank, ACB, as administrative agent for all syndication parties thereunder, as bid agent, as the letter of credit bank, and as a syndication party thereunder, and the other syndication parties party thereto. (Incorporated by reference to our Form 8-K, filed September 30, 2011).

10.52		2011 Credit Agreement (3-Year Revolving Loan) dated as of September 27, 2011 between CHS Inc. and CoBank, ACB, as administrative agent for all syndication parties thereunder, as bid agent, and as a syndication party thereunder, and the other syndication parties party thereto. (Incorporated by reference to our Form 8-K, filed September 30, 2011).

10.53		2010 364-Day Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of November 24, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 29, 2010).

10.54		Revolving Credit Agreement ($40 million), dated as of December 22, 2010, between CHS Inc. and Sumitomo Mitsui Banking Corporation (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.55		Amended and Restated Employment Agreement between John D. Johnson and CHS Inc., effective as of August 1, 2007 (Incorporated by reference to our Current Report on Form 8-K filed August 10, 2007). (+)

10.56		2006 Second Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of June 2, 1010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

21.1		Subsidiaries of the Registrant.(*)

23.1		Consent of Independent Registered Public Accounting Firm.(*)

24.1		Power of Attorney.(*)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(*)	Filed herewith

(+)	Indicates management contract or compensation plan or agreement.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2011.

CHS INC.

By:	/s/ Carl M. Casale
Carl M. Casale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2011:

Signature	Title

/s/ Carl M. Casale Carl M. Casale	President and Chief Executive Officer (principal executive officer)

/s/ David A. Kastelic David A. Kastelic	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Theresa Egan Theresa Egan	Vice President and Controller (principal accounting officer)

Michael Toelle*	Chairman of the Board of Directors

Bruce Anderson*	Director

Don Anthony*	Director

Robert Bass*	Director

David Bielenberg*	Director

Dennis Carlson*	Director

Curt Eischens*	Director

Steve Fritel*	Director

Signature		Title

Jerry Hasnedl*		Director

David Kayser*		Director

Randy Knecht*		Director

Greg Kruger*		Director

Michael Mulcahey*		Director

Richard Owen*		Director

Steve Riegel*		Director

Dan Schurr*		Director

Clinton J. Blew*		Director

*By	/s/ Carl M. Casale Carl M. Casale Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Minneapolis, Minnesota
November 10, 2011

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2011	2010
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$937,685	$394,663
Receivables	2,980,105	1,908,068
Inventories	2,768,424	1,961,376
Derivative assets	635,646	246,621
Margin deposits	1,081,243	618,385
Other current assets	334,232	187,356

Total current assets	8,737,335	5,316,469
Investments	595,979	719,392
Property, plant and equipment	2,420,214	2,253,071
Other assets	463,482	377,196

Total assets	$12,217,010	$8,666,128

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$716,268	$262,090
Current portion of long-term debt	90,804	112,503
Customer margin deposits and credit balances	751,393	423,571
Customer advance payments	601,685	435,224
Checks and drafts outstanding	197,283	134,250
Accounts payable	2,315,311	1,472,145
Derivative liabilities	482,613	286,018
Accrued expenses	405,270	376,239
Dividends and equities payable	400,216	210,435

Total current liabilities	5,960,843	3,712,475
Long-term debt	1,411,193	873,738
Other liabilities	579,654	475,464
Commitments and contingencies
Equities:
Equity certificates	2,695,626	2,401,514
Preferred stock	319,368	319,368
Accumulated other comprehensive loss	(174,876)	(205,267)
Capital reserves	1,075,474	820,049

Total CHS Inc. equities	3,915,592	3,335,664
Noncontrolling interests	349,728	268,787

Total equities	4,265,320	3,604,451

Total liabilities and equities	$12,217,010	$8,666,128

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2011	2010	2009
	(Dollars in thousands)
Revenues	$36,915,834	$25,267,931	$25,729,916
Cost of goods sold	35,512,988	24,397,410	24,849,901

Gross profit	1,402,846	870,521	880,015
Marketing, general and administrative	438,498	366,582	355,299

Operating earnings	964,348	503,939	524,716
(Gain) loss on investments	(126,729)	(29,433)	56,305
Interest, net	74,835	58,324	70,487
Equity income from investments	(131,414)	(108,787)	(105,754)

Income before income taxes	1,147,656	583,835	503,678
Income taxes	86,628	48,438	63,304

Net income	1,061,028	535,397	440,374
Net income attributable to noncontrolling interests	99,673	33,238	58,967

Net income attributable to CHS Inc.	$961,355	$502,159	$381,407

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2011, 2010 and 2009
	Equity Certificates				Accumulated
	Capital	Nonpatronage			Other
	Equity	Equity	Patronage	Preferred	Comprehensive	Capital	Noncontrolling	Total
	Certificates	Certificates	Refunds	Stock	Loss	Reserves	Interests	Equities
	(Dollars in thousands)
Balances, August 31, 2008	$1,587,779	$25,342	$423,800	$232,775	$(68,042)	$754,032	$205,732	$3,161,418
Dividends and equity retirement determination	93,823		228,200			3,016		325,039
Patronage distribution	421,289		(652,000)			3,101		(227,610)
Equities retired	(49,291)	(361)						(49,652)
Capital equity certificates exchanged for preferred stock	(49,944)			49,944		(130)		(130)
Equities issued	19,594							19,594
Preferred stock dividends						(20,024)		(20,024)
Distributions to noncontrolling interests							(21,139)	(21,139)
Changes in dividends and equities payable							2,747	2,747
Adoption of retirement plan measurement date change						(2,603)		(2,603)
Other, net	(324)	(186)		(25)		414	2,960	2,839
Comprehensive income:
Net (loss) income	(60,000)		426,500			14,907	58,967	440,374
Other comprehensive loss					(88,228)		(6,405)	(94,633)

Total comprehensive income								345,741

Dividends and equities payable	(50,122)		(149,275)			(3,659)		(203,056)

Balances, August 31, 2009	1,912,804	24,795	277,225	282,694	(156,270)	749,054	242,862	3,333,164
Dividends and equity retirement determination	50,122		149,275			3,659		203,056
Patronage distribution	284,128		(426,500)			(11,522)		(153,894)
Equities retired	(22,732)	(403)						(23,135)
Capital equity certificates exchanged for preferred stock	(36,674)			36,674		(142)		(142)
Equities issued	616							616
Preferred stock dividends						(23,248)		(23,248)
Distributions to noncontrolling interests							(4,870)	(4,870)
Changes in dividends and equities payable							(1,743)	(1,743)
Other, net	(1,479)	181				680	2,025	1,407
Comprehensive income:
Net income			396,500			105,659	33,238	535,397
Other comprehensive loss					(48,997)		(2,725)	(51,722)

Total comprehensive income								483,675

Dividends and equities payable	(67,569)		(138,775)			(4,091)		(210,435)

Balances, August 31, 2010	2,119,216	24,573	257,725	319,368	(205,267)	820,049	268,787	3,604,451
Dividends and equity retirement determination	67,569		138,775			4,091		210,435
Patronage distribution	260,858		(396,500)			(5,871)		(141,513)
Equities retired	(60,956)	(237)						(61,193)
Equities issued	6,453							6,453
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(18,184)	(18,184)
Changes in dividends and equities payable							(2,787)	(2,787)
Other, net	(391)	(12)				(837)	454	(786)
Comprehensive income:
Net income			674,678			286,677	99,673	1,061,028
Other comprehensive income					30,391		1,785	32,176

Total comprehensive income								1,093,204

Dividends and equities payable	(136,000)		(260,125)			(4,091)		(400,216)

Balances, August 31, 2011	$2,256,749	$24,324	$414,553	$319,368	$(174,876)	$1,075,474	$349,728	$4,265,320

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$1,061,028	$535,397	$440,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,694	202,922	196,350
Amortization of deferred major repair costs	30,474	18,532	24,999
Income from equity investments	(131,414)	(108,787)	(105,754)
Distributions from equity investments	137,766	89,689	80,403
Noncash patronage dividends received	(9,697)	(9,918)	(9,717)
Gain on sale of property, plant and equipment	(5,200)	(5,094)	(3,176)
(Gain) loss on investments	(126,729)	(29,433)	56,305
Deferred taxes	67,089	39,507	43,976
Other, net	868	1,597	2,466
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(714,589)	(123,630)	692,540
Inventories	(796,596)	(426,328)	895,882
Derivative assets	(389,025)	(73,597)	198,163
Margin deposits	(462,857)	(397,993)	74,594
Other current assets and other assets	(137,749)	42,145	111,623
Customer margin deposits and credit balances	327,813	149,228	47,946
Customer advance payments	163,640	114,032	(328,854)
Accounts payable and accrued expenses	870,314	221,776	(664,160)
Derivative liabilities	179,876	(25,740)	32,525
Other liabilities	15,617	(64,344)	(51,708)

Net cash provided by operating activities	301,323	149,961	1,734,777

Cash flows from investing activities:
Acquisition of property, plant and equipment	(310,670)	(324,262)	(315,505)
Proceeds from disposition of property, plant and equipment	9,496	10,139	10,769
Expenditures for major repairs	(92,129)	(7,554)	(1,771)
Investments in joint ventures and other	(6,090)	(38,062)	(120,181)
Investments redeemed	39,681	119,331	39,787
Proceeds from sale of investments	225,000		41,822
Changes in notes receivable	(347,509)	(41,925)	123,307
Business acquisitions, net of cash acquired	(67,489)	(6,307)	(76,364)
Other investing activities, net	(1,259)	(949)	7,692

Net cash used in investing activities	(550,969)	(289,589)	(290,444)

Cash flows from financing activities:
Changes in notes payable	457,731	15,217	(251,225)
Long-term debt borrowings	631,882
Principal payments	(114,929)	(84,792)	(118,864)
Payments for bank fees	(5,348)	(10,296)	(1,584)
Changes in checks and drafts outstanding	63,033	47,280	(119,301)
Distributions to noncontrolling interests	(18,184)	(4,870)	(21,139)
Preferred stock dividends paid	(24,544)	(23,248)	(20,024)
Retirements of equities	(61,193)	(23,135)	(49,652)
Cash patronage dividends paid	(141,513)	(153,894)	(227,610)
Other financing activities, net	(20)	952	370

Net cash provided by (used in) financing activities	786,915	(236,786)	(809,029)

Effect of exchange rate changes on cash and cash equivalents	5,753	(1,522)	755

Net increase (decrease) in cash and cash equivalents	543,022	(377,936)	636,059
Cash and cash equivalents at beginning of period	394,663	772,599	136,540

Cash and cash equivalents at end of period	$937,685	$394,663	$772,599

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1	Summary of Significant Accounting Policies

Organization

CHS Inc. (CHS or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. The Company also has preferred stockholders that own shares of the Company’s 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2011, the Company had 12,272,003 shares of preferred stock outstanding. The Company buys commodities from and provides products and services to patrons (including member and other non-member customers), both domestic and international. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of the Company’s operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in the Company’s net income under the equity method of accounting.

Basis of Presentation and Reclassifications

The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in the Energy segment. The effects of all significant intercompany transactions have been eliminated.

CHS has aligned its segments based on an assessment of how its businesses operate and the products and services it sells. During the Company’s second quarter of fiscal 2011, there were several changes in the Company’s senior leadership team which resulted in the realignment of the Company’s segments. One of these changes is that the Company no longer has a chief operating officer of Processing, resulting in a change in the way the Company manages its business and the elimination of that segment. The revenues previously reported in the Company’s Processing segment were entirely from its oilseed processing operations and, since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in its Ag Business segment, the Company has included oilseed processing in that segment. The Company’s wheat milling and packaged food operations previously included in the Company’s Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, the Company’s non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in the Company’s Ag Business segment, where it was previously reported. There was no change to the Company’s Energy segment. For comparative purposes, segment information for twelve months ended August 31, 2010 and 2009, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Certain reclassifications to the Company’s previously reported financial information have been made to conform to the current period presentation.

Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments and Hedging Activities

The Company’s derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of some derivative instruments included in the Energy segment as well as some interest rate swap contracts which were accounted for as cash flow hedges. Derivative instruments are recorded on the Company’s Consolidated Balance Sheets at fair values as discussed in Note 12, Fair Value Measurements.

Beginning in the third quarter of fiscal 2010, certain financial contracts within the Energy segment were entered into, and had been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts were previously deferred to accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet and all amounts were recognized in cost of goods sold as of August 31, 2011, with no amounts remaining in accumulated other comprehensive loss.

The Company has netting arrangements for its exchange-traded futures and options contracts and certain over-the-counter (OTC) contracts, which are recorded on a net basis in the Company’s Consolidated Balance Sheets. Although accounting standards permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral under the same master netting arrangement, the Company has not elected to net its margin deposits.

As of August 31, 2011 and 2010, the Company had the following outstanding purchase and sales contracts:

	2011		2010
	Purchase	Sales	Purchase	Sales
	Contracts	Contracts	Contracts	Contracts
	(Units in thousands)
Grain and oilseed — bushels	667,409	796,332	747,334	1,039,363
Energy products — barrels	9,915	14,020	8,633	10,156
Crop nutrients — tons	1,177	1,420	1,257	1,215
Ocean and barge freight — metric tons	983	93	1,385	279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2011 and 2010, the gross fair values of the Company’s derivative assets and liabilities not designated as hedging instruments were as follows:

	2011	2010
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$882,445	$461,580
Foreign exchange derivatives	1,508

	$883,953	$461,580

Derivative Liabilities:
Commodity and freight derivatives	$730,170	$495,569
Foreign exchange derivatives		222
Interest rate derivatives	750	1,227

	$730,920	$497,018

As of August 31, 2010, the gross fair values of the Company’s derivative liabilities designated as cash flow hedging instruments were as follows:

2010
(Dollars in thousands)

Derivative Liabilities:
Commodity and freight derivatives	$3,959

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in the Company’s Consolidated Statements of Operations during fiscal 2011 and 2010. The amended disclosure requirements of Accounting Standards Codification (ASC) Topic 815 were first implemented for the period ended February 28, 2009, and as a result, comparative year-to-date information is not presented for fiscal 2009.

	Location of
	Gain (Loss)	2011	2010
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$186,265	$95,876
Foreign exchange derivatives	Cost of goods sold	3,363	(675)
Interest rate derivatives	Interest, net	522	(430)

		$190,150	$94,771

During the year ended August 31, 2011, we recorded a $3.9 million loss in cost of goods sold in the Consolidated Statement of Operations for derivatives previously designated as cash flow hedging instruments. As of August 31, 2011, there were no unrealized gains or losses deferred to accumulated other comprehensive loss. No gains or losses were recorded in the Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the year ended August 31, 2010, since there were no settlements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Contracts:

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that the Company’s blended interest rate for all such notes approximates current market rates. During the Company’s year ended August 31, 2011, the Company entered into interest rate swaps and treasury lock derivative agreements to secure the interest rates related to a portion of its private placement debt issued in June 2011. These derivative instruments were designated as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements of $6.3 million was recorded as a component of other comprehensive loss and is being amortized into earnings within interest, net over the term of the agreements. CHS Capital, LLC (CHS Capital), the Company’s wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $18.9 million expiring at various times through fiscal 2018, with none of the notional amount expiring during fiscal 2012. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in the Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2011, was approximately 5.3%.

Foreign Exchange Contracts:

The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations primarily in South America and Europe, and purchases of products from Canada. The Company had minimal risk regarding foreign currency fluctuations during fiscal 2011 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, the Company enters into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2011, the Company had $1.5 million included in derivative assets associated with foreign currency contracts.

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

Margin Deposits

The Company’s margin deposits primarily consist of deposits on the balance sheet of the Company’s wholly-owned subsidiary, Country Hedging, Inc., which is a registered futures commission merchant and a full-service commodity futures and options broker.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets (primarily 15 to 40 years for land improvements and buildings and 3 to 20 years for machinery, equipment, office and other). The cost and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures for maintenance and minor repairs and renewals are expensed, while costs of major repairs and betterments are capitalized and amortized on a straight-line basis over the period of time estimated to lapse until the next major repair occurs.

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

The Company has asset retirement obligations with respect to certain of its refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is the Company’s practice and current intent to maintain refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, the Company believes that its refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which the Company would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment conditions arise, and those that are impaired are written down to fair value. For goodwill, the Company’s annual impairment testing occurs in the third quarter. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 3 to 30 years). The Company has no material intangible assets with indefinite useful lives.

The Company had various acquisitions during the three years ended August 31, 2011, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets, liabilities and identifiable intangible assets acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements in fiscal 2012.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements in fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements in fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2011-08 on its consolidated financial statements in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80).” ASU No. 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. As ASU No. 2011-09 is only disclosure related, it will not have an impact on the Company’s financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2	Receivables

Receivables as of August 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)
Trade accounts receivable	$2,248,665	$1,543,530
CHS Capital notes receivable	604,268	340,303
Other	246,198	123,770

	3,099,131	2,007,603
Less allowances and reserves	119,026	99,535

	$2,980,105	$1,908,068

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

CHS Capital, the Company’s wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than ten years of $151.1 million and $144.4 million at August 31, 2011 and 2010, respectively, which are included in other assets on the Company’s Consolidated Balance Sheets. As of August 31, 2011 and 2010, the commercial notes represented 84% and 81%, respectively, and the producer notes represented 16% and 19%, respectively, of the total CHS Capital notes receivable.

As of August 31, 2010, CHS Capital notes receivable of $55.0 million, were accounted for as sales when they were surrendered, in accordance with authoritative guidance on accounting for transfers of financial assets and extinguishments of liabilities. As of August 31, 2011, there were no amounts of CHS Capital notes receivable accounted for as sales.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, the Company’s specific and general loan loss reserves related to CHS Capital are not material to the Company’s consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not significant at any reporting date presented.

Quarterly Financial Statement Corrections (unaudited): During the first, second and third quarters of fiscal 2011, CHS Capital accounted for certain loan transfers under various participation agreements as sales transactions. However, in connection with the preparation of the fiscal 2011 audited financial statements, the Company has determined that these loan transfers did not meet the definition of a ‘participating interest’, as defined in Accounting Standard Update No. 2009-16, “Accounting for Transfers and Servicing of Financial Assets”, for which provisions were effective for the Company at the beginning of fiscal 2011, and therefore should have been accounted for as secured borrowings during fiscal 2011. The loan transfers have been appropriately reported as secured borrowings in the fiscal 2011 audited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the error described above, both receivables and notes payable reported in the Company’s unaudited Consolidated Balance Sheets included in the fiscal 2011 Quarterly Reports on Form 10-Q were understated by $140.6 million, $269.3 million and $255.8 million as of November 30, 2010, February 28, 2011 and May 31, 2011, respectively. In addition, in the Company’s unaudited Consolidated Statements of Cash Flows included in the fiscal 2011 Quarterly Reports on Form 10-Q, net cash used in investing activities and net cash provided by financing activities were understated by $140.6 million for the three months ended November 30, 2010, $269.3 million for the six months ended February 28, 2011 and $255.8 million for the nine months ended May 31, 2011. The Company has evaluated this error and determined that the impact to the previously issued interim financial statements was not material. The Company plans to make these corrections to its previously reported unaudited interim Consolidated Balance Sheets and Consolidated Statements of Cash Flows prospectively in its fiscal 2012 Form 10-Q filings. These corrections will have no impact on the Company’s previously reported net income or equity. In addition, the corrections will have no impact upon the Company’s compliance with any covenants under its credit facilities.

Note 3  Inventories

Inventories as of August 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)
Grain and oilseed	$1,232,818	$983,846
Energy	732,609	515,930
Crop nutrients	389,741	135,526
Feed and farm supplies	346,572	242,482
Processed grain and oilseed	55,231	74,064
Other	11,453	9,528

	$2,768,424	$1,961,376

As of August 31, 2011, the Company valued approximately 12% of inventories, primarily crude oil and refined fuels within the Energy segment, using the lower of cost, determined on the LIFO method, or market (12% as of August 31, 2010). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $551.0 million and $345.4 million at August 31, 2011 and 2010, respectively. During 2010, energy inventory quantities were reduced. The reduction resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2010 purchases, the effect of which decreased cost of goods sold by approximately $5.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4  Investments

Investments as of August 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)
Joint ventures:
Ventura Foods, LLC	$278,865	$262,550
Multigrain AG		148,528
Horizon Milling, LLC	79,770	69,873
TEMCO, LLC	47,337	29,128
Horizon Milling G.P.	20,445	20,166
Cooperatives:
Land O’Lakes, Inc.	53,147	48,854
Ag Processing Inc.	17,876	18,245
CoBank, ACB	13,272	15,704
Other	85,267	106,344

	$595,979	$719,392

The Company has a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. During the year ended August 31, 2009, the Company made capital contributions to Ventura Foods of $35.0 million. The Company accounts for Ventura Foods as an equity method investment, and as of August 31, 2011, its carrying value of Ventura Foods exceeded its share of their equity by $13.4 million, of which $0.6 million is being amortized with a remaining life of approximately one year. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of August 31, 2011 and 2010, and statements of operations for the twelve months ended August 31, 2011, 2010 and 2009:

	2011	2010
	(Dollars in thousands)

Current assets	$585,760	$512,554
Non-current assets	464,621	459,346
Current liabilities	227,199	166,408
Non-current liabilities	292,368	308,795

	2011	2010	2009
	(Dollars in thousands)

Net sales	$2,350,895	$1,954,289	$2,055,768
Gross profit	255,748	259,388	269,269
Net earnings	105,754	95,480	125,174
Earnings attributable to CHS Inc.	52,877	47,740	62,587

During fiscal 2010 and 2009 the Company made capital contributions of $24.0 million and $76.3 million, respectively, to its Multigrain, AG (Multigrain) joint venture due to expansion of their operations. This venture, included in the Company’s Ag Business segment, includes grain storage, export facilities and grain production and is headquartered in Sao Paulo, Brazil. During the year ended August 31, 2011, the Company sold all of its 45% ownership interest in Multigrain to one of its joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million.

Agriliance LLC (Agriliance) is owned and governed by CHS (50%) and Land O’Lakes, Inc. (50%). The Company accounts for its Agriliance investment using the equity method of accounting within Corporate and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other. Agriliance is currently winding down its business activities and primarily holds long-term liabilities. During the years ended August 31, 2011, 2010 and 2009, the Company received $28.0 million, $105.0 million, and $25.0 million, respectively, of cash distributions from Agriliance as returns of capital for proceeds from the sale of many of the Agriliance retail facilities, and the collection of receivables. The Company recorded pre-tax gains of $9.0 million and $28.4 million during fiscal 2011 and 2010, respectively, related to these cash distributions.

During the year ended August 31, 2011, the Company dissolved its United Harvest, LLC (United Harvest) joint venture which operated two grain export facilities in Washington that were leased from the joint venture participants. As a result of the dissolution, the Company is now operating its Kalama, Washington export facility, and its joint venture partner is operating their own Vancouver, Washington facility.

The following provides combined financial information for the Company’s major equity investments, excluding Ventura Foods, for balance sheets as of August 31, 2011 and 2010, and statements of operations for the twelve months ended August 31, 2011, 2010 and 2009:

	2011	2010
	(Dollars in thousands)

Current assets	$595,862	$1,254,966
Non-current assets	130,464	881,998
Current liabilities	316,066	765,393
Non-current liabilities	4,922	491,643

	2011	2010	2009
	(Dollars in thousands)

Net sales	$8,399,779	$7,212,848	$6,748,412
Gross profit	406,338	356,708	306,158
Net earnings	232,473	150,798	128,807
Earnings attributable to CHS Inc.	89,575	50,731	45,728

The Company previously held a minority ownership interest in VeraSun Energy Corporation (VeraSun), an ethanol production company. In fiscal 2009, VeraSun filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Consequently, the Company’s management recorded an impairment charge of $74.3 million during fiscal 2009. The impairment did not affect the Company’s cash flows and did not have a bearing upon its compliance with any covenants under its credit facilities.

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

CHS Capital, a finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and businesses and to individual producers of agricultural products. Through August 31, 2008, the Company accounted for its 49% ownership interest in CHS Capital, within Corporate and Other, using the equity method of accounting. On September 1, 2008, CHS Capital became a wholly-owned subsidiary when the Company purchased the remaining 51% ownership interest for $53.3 million. The purchase price included cash of $48.5 million and the assumption of certain liabilities of $4.8 million.

Various agreements with other owners of investee companies and a majority-owned subsidiary set out parameters whereby CHS may buy and sell additional interests in those companies, upon the occurrence of certain events, at fair values determinable as set forth in the specific agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5  Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2011 and 2010 is as follows:

	2011	2010
	(Dollars in thousands)

Land and land improvements	$125,170	$118,337
Buildings	533,231	499,346
Machinery and equipment	3,481,046	3,072,866
Office and other	96,841	93,099
Construction in progress	257,940	359,933

	4,494,228	4,143,581
Less accumulated depreciation and amortization	2,074,014	1,890,510

	$2,420,214	$2,253,071

Depreciation expense for the years ended August 31, 2011, 2010 and 2009, was $205.2 million, $187.5 million and $180.9 million, respectively.

The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC (Horizon Milling) under an operating lease agreement. The net book value of the leased milling assets at August 31, 2011 and 2010 was $53.9 million and $59.3 million, respectively, net of accumulated depreciation of $74.7 million and $69.7 million, respectively.

Note 6  Other Assets

Other assets as of August 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)

Goodwill	$26,409	$23,038
Customer lists, less accumulated amortization of $25,724 and $18,666, respectively	13,367	19,392
Non-compete covenants, less accumulated amortization of $6,306 and $4,701, respectively	3,462	4,950
Trademarks and other intangible assets, less accumulated amortization of $14,731 and $16,489, respectively	15,891	17,794
Notes receivable	157,518	152,140
Long-term receivable	44,597	63,072
Prepaid pension and other benefits	103,008	57,729
Capitalized major maintenance	80,752	19,097
Other	18,478	19,984

	$463,482	$377,196

During the years ended August 31, 2011 and 2010, the Company had acquisitions in its Ag Business segment which resulted in $3.4 million and $6.5 million of goodwill, respectively, reflecting the purchase price allocations. There were no dispositions resulting in a decrease to goodwill during fiscal 2011. During the year ended August 31, 2010, dispositions in the Company’s Energy segment resulted in decreases in goodwill of $0.8 million.

There were no intangible assets acquired as part of business acquisitions during fiscal 2011. During the year ended August 31, 2010, intangible assets acquired totaled $1.4 million and were from acquisitions in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ag Business segment. Various other cash acquisitions of intangibles totaled $1.9 million and $1.0 million during the years ended August 31, 2011 and 2010, respectively.

Intangible assets amortization expense for the years ended August 31, 2011, 2010 and 2009, was $11.0 million, $11.4 million and $12.2 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$9,888
Year 2	6,298
Year 3	3,847
Year 4	2,550
Year 5	2,130
Thereafter	8,007

$32,720

The capitalized major maintenance activity is as follows:

	Balance at
	Beginning	Cost			Balance at
	of Year	Deferred	Amortization	Write-Offs	End of Year
	(Dollars in thousands)

2011	$19,097	$92,129	$(30,474)		$80,752
2010	30,075	7,554	(18,532)		19,097
2009	53,303	1,771	(24,999)		30,075

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7  Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2011 and 2010, consisted of the following:

	Interest Rates at
	August 31, 2011	2011	2010
	(Dollars in thousands)

Notes payable(a)(k)	0.90% to 8.50%	$130,719	$29,776
CHS Capital notes payable(l)	0.85% to 2.73%	585,549	232,314

		$716,268	$262,090

Long-term debt:
Revolving term loans from cooperative and other banks, payable in equal installments beginning in 2013 through 2018(b)(k)	5.59%	$150,000	$150,000
Private placement, payable in equal installments beginning in 2014 through 2018(c)(k)	6.18%	400,000	400,000
Private placement, payable in equal installments through 2013(d)(k)	6.81%	75,000	112,500
Private placement, payable in installments through 2018(e)(k)	4.96% to 5.60%	86,539	104,231
Private placement, payable in equal installments beginning in 2011 through 2015(f)(k)	5.25%	100,000	125,000
Private placement, payable in equal installments through 2011(g)(k)			11,428
Private placement, payable in its entirety in 2011(h)(k)			15,000
Private placement, payable in equal installments beginning in 2014 through 2018(h)(k)	5.78%	50,000	50,000
Private placement, payable in equal installments beginning in 2017 through 2021(h)(k)	4.00%	100,000
Private placement, payable in its entirety in 2019(i)(k)	4.08%	130,000
Private placement, payable in its entirety in 2021(i)(k)	4.52%	160,000
Private placement, payable in its entirety in 2023(i)(k)	4.67%	130,000
Private placement, payable in its entirety in 2026(i)(k)	4.82%	80,000
Industrial revenue bonds, payable in its entirety in 2011			3,925
Other notes and contracts(j)	2.42% to 12.17%	40,458	14,157

Total long-term debt		1,501,997	986,241
Less current portion		90,804	112,503

Long-term portion		$1,411,193	$873,738

(a)	The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2011, the Company had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that was entered into in June 2010, with an expiration date of June 2015, which had no amounts outstanding on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 31, 2011 and 2010. The second committed line of credit was a $1.3 billion, 364-day revolving facility with an expiration date of November 2011 that replaced a previous $700.0 million revolving facility that was terminated in November 2010, with no amounts outstanding in August 31, 2011 and 2010. Subsequent to the Company’s fiscal year ended August 31, 2011, it terminated and replaced both of the existing revolving credit facilities with new three-year and five-year revolving facilities, each with committed amounts of $1.25 billion, for a total of $2.5 billion. In addition to its primary lines of credit, the Company had two additional revolving lines of credit, of which one was a 364-day revolving facility in the amount of $40.0 million committed that was terminated in October 2011, and the other is a three-year revolving facility in the amount of $40.0 million committed, with the right to increase the capacity to $120.0 million, that expires in November 2013. There were no amounts outstanding on either of these two additional revolving lines of credit on August 31, 2011 and 2010. The Company also has a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million that expires in December 2011, with no amounts outstanding on August 31, 2011 and 2010. Our wholly-owned subsidiaries, CHS Europe S.A., CHS do Brasil Ltda. and CHS de Argentina, have uncommitted lines of credit to finance their normal trading activities in the amount of $128.8 million as of August 31, 2011 and $27.1 million as of August 31, 2010, which are collateralized by certain inventories and receivables. The Company has two commercial paper programs totaling up to $125.0 million with two banks participating in the revolving credit facilities. Terms of the Company’s credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2011 and 2010, there was no commercial paper outstanding. Miscellaneous short-term notes payable totaled $1.9 million and $2.7 million on August 31, 2011 and 2010, respectively.

(b)	In December 2007, the Company established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million.

(c)	In October 2007, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $400.0 million.

(d)	In June 1998, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $225.0 million.

(e)	In October 2002, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $175.0 million.

(f)	In September 2004, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million.

(g)	In January 2001, the Company entered into a note purchase and private shelf agreement with Prudential Insurance Company. A long-term note was issued for $25.0 million and a subsequent note for $55.0 million was issued in March 2001.

(h)	In March 2004, the Company entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2004, two long-term notes were issued for $15.0 million each. In April 2007, the agreement was amended with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. In February 2008, the Company borrowed $50.0 million under the shelf arrangement and in November 2010, the Company borrowed $100.0 million under the shelf arrangement.

(i)	In June 2011, the Company entered into a private placement with certain accredited investors for long-term debt in the amount of $500.0 million, which was layered into four series. Under the agreement, the Company may, from time to time, issue additional series of notes pursuant to the agreement, provided that the aggregate principal amount of all notes outstanding at any time may not exceed $1.5 billion.

(j)	Other notes and contracts payable of $5.4 million are collateralized by property, plant and equipment, with a cost of $17.1 million, less accumulated depreciation of $9.4 million on August 31, 2011.

(k)	The debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has available credit totaling $450.0 million as of August 31, 2011, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates with a weighted-average interest rate of 1.96% as of August 31, 2011. Borrowings by Cofina Funding utilizing the available credit under the note purchase agreements totaled $371.3 million as of August 31, 2011. CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $200.0 million. The total outstanding commitments under the program totaled $174.0 million as of August 31, 2011, of which $117.6 million was borrowed under these commitments with an interest rate of 2.03%. CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of August 31, 2011, and are due upon demand. Borrowings under these notes totaled $96.6 million as of August 31, 2011. As of August 31, 2010, the net borrowings under the Cofina Funding note purchase agreements were $75.0 million. CHS Capital borrowings under the ProPartners program and the surplus funds program were $71.4 million and $85.9 million, respectively, as of August 31, 2010.

Weighted-average interest rates at August 31:

	2011	2010

Notes payable	2.37%	2.24%
CHS Capital notes payable	1.86%	1.75%
Long-term debt	5.25%	5.92%

Based on quoted market prices of similar debt, the carrying value of the Company’s long-term debt approximated its fair value.

The aggregate amount of long-term debt payable as of August 31, 2011 is as follows:

(Dollars in thousands)

2012	$90,804
2013	100,707
2014	154,549
2015	154,500
2016	129,517
Thereafter	871,920

$1,501,997

Interest, net for the years ended August 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Dollars in thousands)

Interest expense	$83,044	$69,901	$85,669
Capitalized interest	(5,487)	(6,212)	(5,201)
Interest income	(2,722)	(5,365)	(9,981)

Interest, net	$74,835	$58,324	$70,487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8  Income Taxes

The provision for income taxes for the years ended August 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Dollars in thousands)

Current	$19,539	$8,931	$19,328
Deferred	56,426	34,691	31,665
Valuation allowance	10,663	4,816	12,311

Income taxes	$86,628	$48,438	$63,304

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

Deferred tax assets and liabilities as of August 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)

Deferred tax assets:
Accrued expenses	$88,028	$88,246
Postretirement health care and deferred compensation	100,256	111,437
Tax credit carryforwards	93,609	57,449
Loss carryforwards	71,471	50,171
Other	43,653	35,060

Total deferred tax assets	397,017	342,363

Deferred tax liabilities:
Pension	56,702	36,341
Investments	76,959	56,744
Major maintenance	4,591	6,017
Property, plant and equipment	439,639	337,654
Other	4,796	6,647

Total deferred tax liabilities	582,687	443,403

Deferred tax assets valuation reserve	(47,599)	(36,935)

Net deferred tax liabilities	$233,269	$137,975

During the year ended August 31, 2011, the valuation allowance for the Company’s deferred tax asset related to certain foreign subsidiary losses increased by $5.5 million. Valuation allowances associated with certain capital loss carryforwards were reduced by $24.6 million during fiscal 2011, due to the existence of offsetting capital gains generated as a result of the sale of the Company’s interest in Multigrain. During the year ended August 31, 2011, the valuation allowance for NCRA increased by $29.8 million due to a change in the amount of credits that are estimated to be utilized. NCRA’s valuation allowance is necessary due to the limited amount of taxable income it generates on an annual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign tax credit of $7.0 million will expire on August 31, 2019. The Company’s general business credit carryforward of $51.5 million will begin to expire on August 31, 2027.

As of August 31, 2011, net deferred taxes of $59.9 million and $293.1 million are included in current assets and other liabilities, respectively ($45.5 million and $183.5 million in current assets and other liabilities, respectively, as of August 31, 2010).

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.3	0.8	0.0
Patronage earnings	(20.5)	(23.8)	(25.5)
Domestic production activities deduction	(3.2)	(1.5)	1.4
Export activities at rates other than the U.S. statutory rate	0.0	1.0	0.3
Valuation allowance	0.9	0.8	2.4
Tax credits	(3.1)	(0.2)	(0.7)
Other	(2.8)	(3.8)	(0.3)

Effective tax rate	7.6%	8.3%	12.6%

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years ending on or before August 31, 2006.

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

	2011	2010	2009
	(Dollars in thousands)

Beginning balances	$69,357	$72,519	$5,840
Increases for current year tax positions			1,381
Increases for tax positions of prior years			65,697
Reductions for tax positions of prior years
Reductions attributable to statute expiration	(2,086)	(3,162)	(399)

Balances at August 31	$67,271	$69,357	$72,519

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

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended August 31, 2011 and 2010, the Company recognized approximately $0.1 million and $0.3 million in interest, respectively. The Company had approximately $0.1 million and $0.9 million for the payment of interest accrued on August 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9  Equities

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Total patronage refunds for fiscal 2011 are estimated to be $674.7 million, while the cash portion is estimated to be $260.1 million. The actual patronage refunds and cash portion for fiscal years 2010 and 2009 were $402.4 million ($141.5 million in cash) and $438.0 million ($153.9 million in cash), respectively. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from the wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients and CF Industries Holdings, Inc. patronage through the cancellation of capital equity certificates in fiscal 2010.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with the Company’s bylaws, that 10% of the earnings from patronage business for fiscal 2011, be added to the Company’s capital reserves.

Redemptions are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, the Company expects total redemptions related to the year ended August 31, 2011, that will be distributed in fiscal 2012, to be approximately $136.0 million. These expected distributions are classified as a current liability on the August 31, 2011 Consolidated Balance Sheet.

For the years ended August 31, 2011, 2010 and 2009, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $61.2 million, $23.1 million and $49.7 million, respectively. An additional $36.7 million and $49.9 million of capital equity certificates were redeemed in fiscal years 2010 and 2009, respectively, by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $28.30 and $25.90, which was the closing price per share of the stock on the NASDAQ Global Select Market on February 22, 2010 and January 23, 2009, respectively.

The Preferred Stock is listed on the NASDAQ Global Select Market under the symbol CHSCP. On August 31, 2011, the Company had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on the Preferred Stock during the years ended August 31, 2011, 2010 and 2009, were $24.5 million, $23.2 million, and $20.0 million, respectively.

The Preferred Stock is redeemable at the Company’s option. At this time, the Company has no current plan or intent to redeem any Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2011 and 2010 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$493,601	$415,469	$47,233	$40,524	$46,262	$38,202
Service cost	25,232	20,774	1,246	1,220	1,771	1,386
Interest cost	22,257	23,034	1,933	2,235	2,194	2,153
Actuarial loss (gain)	759	5,634	(1,233)	239	1,199	1,016
Assumption change	(11,014)	53,587	(514)	4,995	912	4,368
Plan amendments	365	392	1,047
Special agreements						1,722
Medicare D					216	105
Excise tax on high cost healthcare plans					6,279
Benefits paid	(30,147)	(25,289)	(19,984)	(1,980)	(1,969)	(2,690)

Benefit obligation at end of period	$501,053	$493,601	$29,728	$47,233	$56,864	$46,262

Change in plan assets:
Fair value of plan assets at beginning of period	$478,361	$410,181
Actual gain on plan assets	57,608	23,469
Company contributions	35,000	70,000	$19,984	$1,980	$1,969	$2,690
Benefits paid	(30,147)	(25,289)	(19,984)	(1,980)	(1,969)	(2,690)

Fair value of plan assets at end of period	$540,822	$478,361	$—	$—	$—	$—

Funded status at end of period	$39,769	$(15,240)	$(29,728)	$(47,233)	$(56,864)	$(46,262)

Amounts recognized on balance sheet:
Non-current assets	$40,047
Accrued benefit cost:
Current liabilities			$(3,205)	$(8,231)	$(3,111)	$(2,834)
Non-current liabilities	(278)	$(15,240)	(26,523)	(39,002)	(53,753)	(43,428)

Ending balance	$39,769	$(15,240)	$(29,728)	$(47,233)	$(56,864)	$(46,262)

Amounts recognized in accumulated other comprehensive loss (pretax):
Net transition obligation					$1,651	$2,586
Prior service cost (credit)	$11,223	$13,185	$497	$638	(190)	(312)
Net loss	247,669	289,853	7,124	13,527	14,076	6,199
Noncontrolling interests	(20,524)	(25,112)	(82)	(184)	(3,821)	(1,997)

Ending balance	$238,368	$277,926	$7,539	$13,981	$11,716	$6,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation of the qualified pension plans was $466.8 million and $459.5 million at August 31, 2011 and 2010, respectively. The accumulated benefit obligation of the non-qualified pension plans was $17.0 million and $31.3 million at August 31, 2011 and 2010, respectively.

The assumption change for the fiscal year ended August 31, 2010, related to reductions in the discount rate for both CHS and NCRA qualified pension plans. The reduction in the discount rate was due to the reduction in the yield curves for investment-grade corporate bonds that CHS and NCRA have historically used.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2011. The rate was assumed to decrease gradually to 5% by 2017 and remain at that level thereafter. Components of net periodic benefit costs for the years ended August 31, 2011, 2010 and 2009 are as follows:

	Qualified			Non-Qualified
	Pension Benefits			Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$25,232	$20,774	$16,318	$1,246	$1,220	$1,200	$1,771	$1,385	$1,101
Interest cost	22,257	23,034	22,837	1,933	2,235	2,399	2,194	2,153	2,771
Expected return on assets	(41,770)	(36,875)	(31,258)
Settlement of retiree obligations				4,735
Special agreements								1,722	283
Prior service cost (credit) amortization	2,327	2,193	2,115	141	419	546	(122)	(186)	347
Actuarial loss (gain) amortization	16,090	10,578	5,046	967	617	667	513	12	(215)
Transition amount amortization							935	936	936

Net periodic benefit cost	$24,136	$19,704	$15,058	$9,022	$4,491	$4,812	$5,291	$6,022	$5,223

Adjustment to retained earnings for measurement date change			$1,593			$763			$294
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	4.75%	5.75%	6.05%	4.75%	5.75%	6.05%	4.75%	5.75%	6.05%
Expected return on plan assets	7.75%	8.25%	8.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.75%	4.50%	4.50%	4.50%	4.50%	4.50%
Weighted-average assumptions to determine the benefit obligations:
Discount rate	5.00%	4.75%	5.75%	5.00%	4.75%	5.75%	4.75%	4.75%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2012 from accumulated other comprehensive income into net periodic benefit cost is as follows:

	Qualified	Non-Qualified	Other
	Pension Benefits	Pension Benefits	Benefits
	(Dollars in thousands)
Amortization of transition obligation			$936
Amortization of prior service cost (benefit)	$1,831	$85	(105)
Amortization of net actuarial loss	14,927	518	841
Noncontrolling interests	(1,303)	(1)	(263)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$479	$(405)
Effect on postretirement benefit obligation	5,554	(4,842)

The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $18.6 million, $17.3 million and $14.9 million, for the years ended August 31, 2011, 2010 and 2009, respectively.

The Company contributed $35.0 million to qualified pension plans in fiscal 2011. Based on the funded status of the qualified pension plans as of August 31, 2011, the Company does not expect to contribute to these plans in fiscal 2012. The Company expects to pay $6.3 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2012.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified	Non-Qualified	Other Benefits
	Pension Benefits	Pension Benefits	Gross	Medicare D
	(Dollars in thousands)
2012	$30,489	$3,205	$3,111	$100
2013	32,115	1,773	3,345	100
2014	34,127	1,294	3,565	100
2015	38,053	1,428	3,802	100
2016	39,911	1,567	4,121	100
2017-2021	238,203	15,157	26,030	500

The Company has trusts that hold the assets for the defined benefit plans. The Company and NCRA have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the Company’s plan assets are as follows:

•	optimization of the long-term returns on plan assets at an acceptable level of risk

•	maintenance of a broad diversification across asset classes and among investment managers

•	focus on long-term return objectives

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

The committees believe that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

The Company’s pension plans’ fair value measurements at August 31, 2011 and 2010 are as follows:

	2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$3,073	$22,325		$25,398
Equities:
Mutual funds	100,508	198,828		299,336
Fixed income securities:
Mutual funds	66,124	135,251		201,375
Real estate funds			$14,522	14,522
Hedge funds			191	191

Total	$169,705	$356,404	$14,713	$540,822

	2010
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$73,704	$7,158		$80,862
Equities:
Mutual funds	95,185	150,654		245,839
Fixed income securities:
Mutual funds	45,548	93,775		139,323
Real estate funds			$9,407	9,407
Hedge funds			2,705	2,705

Total	$214,437	$251,587	$12,112	$478,136

Definitions for valuation levels are found in Note 12, Fair Value Measurements. The Company uses the following valuation methodologies for assets measured at fair value.

Mutual funds:  Valued at quoted market prices, which are based on the net asset value of shares held by the plan at year end. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy. Certain of the mutual fund investments held by the plan have observable inputs other than Level 1 and are classified within Level 2 of the fair value hierarchy. The 2010 information in the above table contains corrections to the classifications within the fair value hierarchy from that reported in the prior year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedge funds:  Valued at estimated fair value based on prices quoted by various national markets and publications and/or independent financial analysts. These investments are classified within Level 3 of the fair value hierarchy.

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following tables set forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended August 31, 2011 and 2010:

	2011
	Real
	Estate	Hedge
	Funds	Funds	Total
	(Dollars in thousands)

Balances at beginning of period	$9,407	$2,705	$12,112
Unrealized gains	2,104	132	2,236
Purchases, sales, issuances and settlements, net	3,011	(2,646)	365

Total	$14,522	$191	$14,713

	2010
	Real
	Estate	Hedge
	Funds	Funds	Total
	(Dollars in thousands)

Balances at beginning of period	$10,335	$1,091	$11,426
Unrealized (losses) gains	(939)	126	(813)
Purchases, sales, issuances and settlements, net	11	1,488	1,499

Total	$9,407	$2,705	$12,112

Note 11	Segment Reporting

The Company has aligned the segments based on an assessment of how the businesses are managed and operated, as well as the products and services they sell. During the second quarter of fiscal 2011, there were several changes in the senior leadership team which resulted in the realignment of the segments. One of these changes is that there is no longer a chief operating officer of Processing, resulting in a change in the way the Company manages its business and the elimination of that segment. The revenues previously reported in the Processing segment were entirely from the oilseed processing operations, and since those operations have grain-based commodity inputs and similar commodity risk management requirements as other operations in the Ag Business segment, the Company has included oilseed processing in that segment. The wheat milling and packaged food operations previously included in the Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, the non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in the Ag Business segment, where it was previously reported. There was no change to the Energy segment. For comparative purposes, segment information for the years ended August 31, 2010 and 2009, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

The Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. The Ag Business segment purchases and further processes or resells grains and oilseeds originated by the country operations business, by the Company’s member cooperatives and by third parties, and also serves as a wholesaler and retailer of crop inputs. Corporate and Other primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the non-consolidated wheat milling and packaged food joint ventures, as well as the business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of the Company’s business activities are highly seasonal and operating results will vary throughout the year. Historically, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in the Ag Business segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in the Ag Business segment, the grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

The Company’s revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that the Company purchases without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond the Company’s control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

While the Company’s revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of the Company’s business operations are conducted through companies in which it holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein the Company records its proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in its Consolidated Statements of Operations. In the Ag Business segment, this principally includes the Company’s 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include the Company’s 50% ownership in Ventura Foods and its 24% ownership in Horizon Milling and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended August 31, 2011, 2010 and 2009 is as follows:

			Corporate	Reconciling
	Energy	Ag Business	and Other	Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2011:
Revenues	$11,467,381	$25,767,033	$64,809	$(383,389)	$36,915,834
Cost of goods sold	10,694,687	25,204,301	(2,611)	(383,389)	35,512,988

Gross profit	772,694	562,732	67,420	—	1,402,846
Marketing, general and administrative	142,708	229,369	66,421		438,498

Operating earnings	629,986	333,363	999	—	964,348
Loss (gain) on investments	1,027	(118,344)	(9,412)		(126,729)
Interest, net	5,829	57,438	11,568		74,835
Equity income from investments	(6,802)	(40,482)	(84,130)		(131,414)

Income before income taxes	$629,932	$434,751	$82,973	$—	$1,147,656

Intersegment revenues	$(383,389)			$383,389	$—

Goodwill	$1,165	$18,346	$6,898		$26,409

Capital expenditures	$198,692	$107,866	$4,112		$310,670

Depreciation and amortization	$126,018	$79,231	$15,445		$220,694

Total identifiable assets at August 31, 2011	$3,883,205	$5,276,537	$3,057,268		$12,217,010

For the year ended August 31, 2010:
Revenues	$8,799,890	$16,715,055	$48,522	$(295,536)	$25,267,931
Cost of goods sold	8,437,504	16,258,679	(3,237)	(295,536)	24,397,410

Gross profit	362,386	456,376	51,759	—	870,521
Marketing, general and administrative	123,834	187,640	55,108		366,582

Operating earnings (losses)	238,552	268,736	(3,349)	—	503,939
(Gain) loss on investments	(269)	(421)	(28,743)		(29,433)
Interest, net	9,939	33,039	15,346		58,324
Equity income from investments	(5,554)	(31,248)	(71,985)		(108,787)

Income before income taxes	$234,436	$267,366	$82,033	$—	$583,835

Intersegment revenues	$(295,536)			$295,536	$—

Goodwill	$1,165	$14,975	$6,898		$23,038

Capital expenditures	$197,637	$122,468	$4,157		$324,262

Depreciation and amortization	$118,071	$69,170	$15,681		$202,922

Total identifiable assets at August 31, 2010	$3,004,471	$3,847,518	$1,814,139		$8,666,128

For the year ended August 31, 2009:
Revenues	$7,639,838	$18,292,204	$49,500	$(251,626)	$25,729,916
Cost of goods sold	7,110,324	17,994,462	(3,259)	(251,626)	24,849,901

Gross profit	529,514	297,742	52,759	—	880,015
Marketing, general and administrative	125,104	168,886	61,309		355,299

Operating earnings (losses)	404,410	128,856	(8,550)	—	524,716
(Gain) loss on investments	(15,748)	(66)	72,119		56,305
Interest, net	5,483	53,565	11,439		70,487
Equity income from investments	(4,044)	(35,453)	(66,257)		(105,754)

Income (loss) before income taxes	$418,719	$110,810	$(25,851)	$—	$503,678

Intersegment revenues	$(251,626)			$251,626	$—

Capital expenditures	$233,112	$79,599	$2,794		$315,505

Depreciation and amortization	$118,260	$63,320	$14,770		$196,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s international sales to geographic regions are presented by the location to which the product is transported. International sales for the years ended August 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in millions)
Africa	$420	$395	$305
Asia	5,110	2,891	3,664
Australia	7
Europe	489	209	371
North America, excluding U.S.	1,729	1,210	1,253
South America	1,130	736	491

	$8,885	$5,441	$6,084

Note 12	Fair Value Measurements

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its readily marketable inventories, derivative contracts and certain other assets, based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC 820 describes three levels within its hierarchy that may be used to measure fair value, which are as follows:

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

Fair value measurements at August 31, 2011 and 2010 are as follows:

	2011
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)

Assets:
Readily marketable inventories		$1,288,049		$1,288,049
Commodity and freight derivatives	$85,082	549,056		634,138
Foreign currency derivatives	1,508			1,508
Other assets	68,246			68,246

Total Assets	$154,836	$1,837,105		$1,991,941

Liabilities:
Commodity and freight derivatives	$191,607	$290,256		$481,863
Interest rate swap derivatives		750		750

Total Liabilities	$191,607	$291,006		$482,613

	2010
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)

Assets:
Readily marketable inventories		$1,057,910		$1,057,910
Commodity and freight derivatives	$38,342	208,279		246,621
Other assets	62,612			62,612

Total Assets	$100,954	$1,266,189		$1,367,143

Liabilities:
Commodity and freight derivatives	$79,940	$204,629		$284,569
Foreign currency derivatives	222			222
Interest rate swap derivatives		1,227		1,227

Total Liabilities	$80,162	$205,856		$286,018

Readily marketable inventories:  The Company’s readily marketable inventories primarily include its grain and oilseed inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. The Company estimates the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in the Company’s Consolidated Statements of Operations as a component of cost of goods sold.

Commodity, freight and foreign currency derivatives:  Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The Company’s forward commodity purchase and sales contracts, flat price or basis fixed derivative contracts, ocean freight

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in the Company’s Consolidated Statements of Operations as a component of cost of goods sold.

Other assets:  The Company’s available-for-sale investments in common stock of other companies and its Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1.

Interest rate swap derivatives:  Fair values of the Company’s interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2.

The table below represents reconciliations at August 31, 2010 for assets measured at fair value using significant unobservable inputs (Level 3). This consists of certain short-term investments of NCRA that were carried at fair value and reflect assumptions a marketplace participant would use. As of August 31, 2011 there were no amounts included in Level 3.

2010
(Dollars in thousands)

Balance, September 1	$1,932
Realized/unrealized losses included in marketing, general and administrative	38
Settlements	(1,970)

Balance, August 31	$—

Business acquisitions during the year ended August 31, 2011 resulted in fair value measurements that are not on a recurring basis. In January 2011, the Company’s wholly-owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired of $0.3 million. The fair market value of net assets was determined by market valuation reports using Level 3 inputs. The transaction was completed with the purpose of expanding the Company’s global grain origination and resulted in goodwill of $2.4 million. Proforma results of operations are not presented due to materiality. The acquisition is included in the Ag Business segment. Agri Point and its subsidiaries operate in the countries of Romania, Hungary, Bulgaria and Serbia, with a deep water port facility in Constanta, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. During the fourth quarter, the Company completed its purchase price allocation and recorded an additional liability of $7.1 million. Fair values assigned to the net assets acquired were as follows:

(Dollars in thousands)
Receivables	$7,118
Other current assets	142
Investments	261
Property, plant and equipment	62,509
Goodwill	2,420
Accounts payable	(304)
Accrued expenses	(157)
Other liabilities	(7,113)
Noncontrolling interests	(2,448)

Total net assets acquired	$62,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Environmental Protection Agency passed a regulation that required the reduction of the benzene level in gasoline by January 1, 2011. As a result of this regulation, the Company’s refineries incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. The combined capital expenditures for benzene removal for the Company’s Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $95.0 million for the project through August 31, 2011. Approximately $19.0 million, $43.0 million and $33.0 million of expenditures were incurred during the fiscal years ended August 31, 2011, 2010 and 2009, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

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

Grain Storage

As of August 31, 2011 and 2010, the Company stored grain for third parties totaling $408.8 million and $246.2 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees

The Company is a guarantor for lines of credit and performance obligations of related companies. The Company’s bank covenants allow maximum guarantees of $500.0 million, of which $42.6 million was outstanding on August 31, 2011. The Company has collateral for a portion of these contingent obligations. The Company has not recorded a liability related to the contingent obligations as it does not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2011.

Credit Commitments

CHS Capital has commitments to extend credit to customers as long as there is no violation of any condition established in the contracts. As of August 31, 2011, CHS Capital’s customers have additional available credit of $789.0 million.

Lease Commitments

The Company is committed under operating lease agreements for approximately 2,000 rail cars with remaining terms of one to ten years. In addition, the Company has commitments under other operating leases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease terms.

Total rental expense for all operating leases, net of rail car mileage credits received from railroad and sublease income, was $66.2 million, $64.3 million and $61.1 million for the years ended August 31, 2011, 2010 and 2009, respectively. Mileage credits and sublease income totaled $2.0 million, $1.4 million and $1.3 million for the years ended August 31, 2011, 2010 and 2009, respectively.

Minimum future lease payments, required under noncancellable operating leases as of August 31, 2011 are as follows:

			Equipment
	Rail Cars	Vehicles	and Other	Total
	(Dollars in thousands)

2012	$12,472	$25,937	$13,551	$51,960
2013	10,858	19,861	10,667	41,386
2014	8,309	14,844	7,880	31,033
2015	7,400	11,005	6,753	25,158
2016	6,373	5,591	5,791	17,755
Thereafter	11,625	1,099	10,229	22,953

Total minimum future lease payments	$57,037	$78,337	$54,871	$190,245

Purchase Obligations

As of August 31, 2011 and 2010, the Company has purchase obligations of $5.0 billion and $4.1 billion, respectively, which are not recorded on the Consolidated Balance Sheets. Such purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions.

Note 14	Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Dollars in thousands)

Net cash paid during the period for:
Interest	$73,557	$65,400	$81,146
Income taxes	1,046	15,899	76,670
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for Preferred Stock		36,674	49,944
Capital equity certificates cancelled for fiscal 2009 patronage losses in wholesale crop nutrients		60,154
Capital equity certificates issued in exchange for Ag Business acquisitions	6,453	616	19,594
Accrual of dividends and equities payable	(400,216)	(210,435)	(203,056)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2011, 2010 and 2009, respectively, and balances as of August 31, 2011 and 2010, respectively, are as follows:

	2011	2010	2009
	(Dollars in thousands)

Sales	$3,004,303	$2,276,682	$2,528,330
Purchases	1,461,391	961,062	1,215,786

	2011	2010
	(Dollars in thousands)

Receivables	$51,831	$31,792
Payables	29,398	34,438

The related party transactions were primarily with TEMCO, Horizon Milling, United Harvest and Ventura Foods.

Note 16	Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)

Net income including noncontrolling interests	$1,061,028	$535,397	$440,374

Pension and other postretirement, net of tax expense (benefit) of $17,776, $(30,847) and $(53,408) in 2011, 2010 and 2009, respectively	28,001	(47,667)	(82,069)
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $455, $(477) and $(6,687) in 2011, 2010 and 2009, respectively	716	(750)	(10,503)
Treasury locks and swaps, net of tax (benefit) expense of $(2,180), $227 and $258 in 2011, 2010 and 2009, respectively	(3,424)	356	405
Energy derivative instruments qualified for hedge accounting, net of tax expense (benefit) of $1,540 and $(1,540) in 2011 and 2010, respectively	2,419	(2,419)
Foreign currency translation adjustment, net of tax expense (benefit) of $2,842, $(791) and $(1,570) in 2011, 2010 and 2009, respectively	4,464	(1,242)	(2,466)

Other comprehensive income (loss)	32,176	(51,722)	(94,633)

Total comprehensive income, including noncontrolling interests	1,093,204	483,675	345,741
Comprehensive income attributable to noncontrolling interests	101,458	30,513	52,562

Comprehensive income attributable to CHS Inc.	$991,746	$453,162	$293,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of taxes, as of August 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)
Pension and other postretirement, net of tax benefit of $123,321 and $141,097 in 2011 and 2010, respectively	$(190,511)	$(218,512)
Unrealized net gain on available for sale investments, net of tax expense of $659 and $204 in 2011 and 2010, respectively	1,036	320
Treasury locks and swaps, net of tax benefit of $2,796 and $616 in 2011 and 2010, respectively	(4,392)	(968)
Energy derivative instruments qualified for hedge accounting, net of tax benefit of $1,540 in 2010		(2,419)
Foreign currency translation adjustment, net of tax expense (benefit) of $2,808 and $(34) in 2011 and 2010, respectively	4,410	(54)

Accumulated other comprehensive loss, including noncontrolling interests	(189,457)	(221,633)
Accumulated other comprehensive loss attributable to noncontrolling interests	(14,581)	(16,366)

Accumulated other comprehensive loss attributable to CHS Inc.	$(174,876)	$(205,267)