Form 10-Q
period 2011-11-30
CHS INC
filed 2012-01-11
CIK 823277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2011.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-50150

CHS Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive	(651) 355-6000
Inver Grove Heights, MN 55077 (Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding at January 11, 2012
NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011.

ITEM 1. FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	November 30, 2011	August 31, 2011	November 30, 2010
	(dollars in thousands)
Current assets:
Cash and cash equivalents	$1,795,561	$937,685	$264,246
Receivables	2,759,759	2,980,105	2,368,849
Inventories	3,013,342	2,768,424	2,604,020
Derivative assets	402,321	635,646	366,065
Margin deposits	272,352	1,081,243	632,025
Other current assets	376,891	334,232	394,614

Total current assets	8,620,226	8,737,335	6,629,819
Investments	585,565	595,979	704,570
Property, plant and equipment	2,503,740	2,420,214	2,289,916
Other assets	427,158	463,482	474,483

Total assets	$12,136,689	$12,217,010	$10,098,788

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$645,515	$716,268	$951,646
Current portion of long-term debt	92,133	90,804	113,133
Current portion of mandatorily redeemable noncontrolling interests	64,906
Customer margin deposits and credit balances	304,419	751,393	438,919
Customer advance payments	557,398	601,685	707,801
Checks and drafts outstanding	155,656	197,283	100,192
Accounts payable	2,612,963	2,315,311	1,804,433
Derivative liabilities	301,437	482,613	189,597
Accrued expenses	442,138	405,270	357,725
Dividends and equities payable	561,968	400,216	285,095

Total current liabilities	5,738,533	5,960,843	4,948,541

Long-term debt	1,383,543	1,411,193	933,651
Mandatorily redeemable noncontrolling interests	263,770
Other liabilities	666,595	579,654	487,331
Commitments and contingencies
Equities:
Equity certificates	2,652,974	2,695,626	2,379,476
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(194,230)	(174,876)	(199,301)
Capital reserves	1,293,033	1,075,474	959,307

Total CHS Inc. equities	4,071,145	3,915,592	3,458,850
Noncontrolling interests	13,103	349,728	270,415

Total equities	4,084,248	4,265,320	3,729,265

Total liabilities and equities	$12,136,689	$12,217,010	$10,098,788

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,
	2011	2010
	(dollars in thousands)
Revenues	$9,734,159	$8,132,854
Cost of goods sold	9,094,152	7,826,028

Gross profit	640,007	306,826
Marketing, general and administrative	112,520	98,223

Operating earnings	527,487	208,603
Gain on investments	(38)
Interest, net	20,807	15,012
Equity income from investments	(24,129)	(37,635)

Income before income taxes	530,847	231,226
Income taxes	41,965	24,891

Net income	488,882	206,335
Net income attributable to noncontrolling interests	72,674	4,610

Net income attributable to CHS Inc.	$416,208	$201,725

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$488,882	$206,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,645	51,525
Amortization of deferred major repair costs	7,878	5,754
Income from equity investments	(24,129)	(37,635)
Distributions from equity investments	40,961	35,794
Noncash patronage dividends received	(108)	(661)
Gain on sale of property, plant and equipment	(915)	(736)
Gain on investments	(38)
Deferred taxes	972	4,135
Other, net	179	173
Changes in operating assets and liabilities, net of acquisitions:
Receivables	238,487	(171,143)
Inventories	(227,824)	(642,645)
Derivative assets	233,885	(117,391)
Margin deposits	810,149	(13,640)
Other current assets and other assets	(53,858)	(212,468)
Customer margin deposits and credit balances	(447,450)	15,348
Customer advance payments	(45,000)	272,576
Accounts payable and accrued expenses	249,411	316,711
Derivative liabilities	(181,216)	(92,463)
Other liabilities	15,561	3,994

Net cash provided by (used in) operating activities	1,157,472	(376,437)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(98,901)	(84,508)
Proceeds from disposition of property, plant and equipment	1,497	1,103
Expenditures for major repairs	(16,570)	(95,806)
Investments in joint ventures and other	(3,220)	(3,468)
Investments redeemed	49	20,028
Changes in notes receivable	31,506	(291,237)
Business acquisitions, net of cash acquired	(32,346)	(3,150)
Other investing activities, net	1,404	33

Net cash used in investing activities	(116,581)	(457,005)

Cash flows from financing activities:
Changes in notes payable	(70,753)	689,556
Long-term debt borrowings		100,000
Principal payments on long-term debt	(39,157)	(38,257)
Payments for bank fees on debt	(12,390)	(3,448)
Changes in checks and drafts outstanding	(41,626)	(34,058)
Distributions to noncontrolling interests	(5,779)	(3,486)
Preferred stock dividends paid	(6,136)	(6,136)
Retirements of equities	(2,447)	(2,440)
Other financing activities, net	(2)

Net cash (used in) provided by financing activities	(178,290)	701,731

Effect of exchange rate changes on cash and cash equivalents	(4,725)	1,294

Net increase (decrease) in cash and cash equivalents	857,876	(130,417)
Cash and cash equivalents at beginning of period	937,685	394,663

Cash and cash equivalents at end of period	$1,795,561	$264,246

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands)

Note 1. Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of November 30, 2011 and 2010, the Consolidated Statements of Operations for the three months ended November 30, 2011 and 2010, and the Consolidated Statements of Cash flows for the three months ended November 30, 2011 and 2010, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2011, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2011, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

As discussed in Note 10, we have aligned our segments based on an assessment of how our businesses operate and the products and services they sell.

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. The adoption of ASU No. 2011-02 during the first quarter of fiscal 2012 did not have a material impact on our consolidated financial statements.

As of September 1, 2011, we changed the expected useful lives of certain fixed assets in our Energy segment. We increased the expected useful lives of refining and asphalt assets from 16 years to 20 years, which we estimate will reduce depreciation expense by approximately $27.0 million in fiscal 2012.

Derivative Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of some derivative instruments included in our Energy segment as well as some interest rate swap contracts which were accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 11, Fair Value Measurements.

Certain financial contracts within our Energy segment were entered into, and had been designated and accounted for as hedging instruments (cash flow hedges). The unrealized gains or losses of these contracts were previously deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheet and all amounts were recognized in cost of goods sold as of August 31, 2011, with no amounts remaining in accumulated other comprehensive loss.

We have netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter (OTC) contracts, which are recorded on a net basis in our Consolidated Balance Sheets. Although accounting standards permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral under the same master netting arrangement, we have not elected to net our margin deposits.

As of November 30, 2011, August 31, 2011 and November 30, 2010, we had the following outstanding purchase and sales contracts that are accounted for as derivatives:

	November 30, 2011		August 31, 2011		November 30, 2010
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(units in thousands)
Grain and oilseed - bushels	573,239	825,374	667,409	796,332	752,908	1,033,107
Energy products - barrels	8,687	13,338	9,915	14,020	4,454	9,281
Crop nutrients - tons	829	1,122	1,177	1,420	1,918	1,790
Ocean and barge freight - metric tons	1,101	341	983	93	1,921	371

As of November 30, 2011, August 31, 2011 and November 30, 2010, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	November 30, 2011	August 31, 2011	November 30, 2010
Derivative Assets:
Commodity and freight derivatives	$641,890	$882,445	$705,690
Foreign exchange derivatives	15	1,508

	$641,905	$883,953	$705,690

Derivative Liabilities:
Commodity and freight derivatives	$540,426	$730,170	$529,256
Foreign exchange derivatives			1,281
Interest rate derivatives	595	750	739
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	105,188

	$646,209	$730,920	$531,276

As of November 30, 2010, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

November 30, 2010
Derivative Assets:
Commodity and freight derivatives	$2,054

For the three-month periods ended November 30, 2011 and 2010, the pre-tax gain (loss) recognized in our Consolidated Statements of Operations for derivatives not accounted for as hedging instruments were as follows:

	Location of Gain (Loss)	Amount of Gain (Loss)
		For the Three Months Ended November 30,
		2011	2010
Commodity and freight derivatives	Cost of goods sold	$(50,933)	$210,424
Foreign exchange derivatives	Cost of goods sold	686	(1,050)
Interest rate derivatives	Interest, net	0	7

		$(50,247)	$209,381

Losses of $2.2 million ($1.3 million, net of taxes) were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the three months ended November 30, 2010, related to settlements. All contracts were entered into during our third quarter of fiscal 2010, and expired in fiscal 2011. As of November 30, 2010, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

November 30, 2010
Gains included in accumulated other comprehensive loss, net of tax expense of $0.8 million	$1,255

Goodwill and Other Intangible Assets

Goodwill was $26.2 million, $26.4 million and $23.8 million on November 30, 2011, August 31, 2011 and November 30, 2010, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 3 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $75.3 million with total accumulated amortization of $45.1 million as of November 30, 2011. No intangible assets were acquired during the three-month periods ended November 30, 2011 or 2010. Total amortization expense for intangible assets during the three-month periods ended November 30, 2011 and 2010, was $2.7 million and $2.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$9,196
Year 2	5,691
Year 3	3,209
Year 4	2,496
Year 5	2,011
Thereafter	7,581

$30,184

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

For the three months ended November 30, 2011 and 2010, major repairs turnaround expenditures were $16.6 million and $95.8 million, respectively. During the three months ended November 30, 2011, our Laurel, Montana refinery completed a turnaround. During the three months ended November 30, 2010, both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in our third quarter of fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in our third quarter of fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80).” ASU No. 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. As ASU No. 2011-09 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

Note 2. Receivables

	November 30, 2011	August 31, 2011	November 30, 2010
Trade accounts receivable	$2,028,765	$2,248,665	$1,694,963
CHS Capital notes receivable	572,757	604,268	625,455
Other	279,601	246,198	145,404

	2,881,123	3,099,131	2,465,822
Less allowances and reserves	121,364	119,026	96,973

	$2,759,759	$2,980,105	$2,368,849

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

CHS Capital, our wholly-owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than ten years of $114.5 million, $151.1 million, and $143.4 million as of November 30, 2011, August 31, 2011 and November 30, 2010, respectively, which are included in other assets on our Consolidated Balance Sheets. As of November 30, 2011, August 31, 2011 and November 30, 2010, the commercial notes represented 86%, 84% and 93%, respectively, and the producer notes represented 14%, 16% and 7%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, our specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not significant at any reporting date presented.

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of November 30, 2011, CHS Capital’s customers have additional available credit of $849.2 million.

In connection with the preparation of the fiscal 2011 audited financial statements, we determined that certain loan transfers under various participation agreements did not meet the definition of a ‘participating interest’, as defined in Accounting Standard Update No. 2009-16, “Accounting for Transfers and Servicing of Financial Assets” and, therefore, should have been accounted for as secured borrowings rather than sales transactions during fiscal 2011. As a result of the error described above, both receivables and notes payable reported in our previously issued unaudited Consolidated Balance Sheet included in the Quarterly Report on Form 10-Q were understated by $140.6 million as of November 30, 2010. In addition, in our previously issued unaudited Consolidated Statements of Cash Flows included in the Quarterly Report on Form 10-Q, net cash used in investing activities and net cash provided by financing activities were each understated by $140.6 million for the three months ended November 30, 2010. The November 30, 2010 previously reported unaudited interim Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been revised to correct these errors. This correction had no impact on our previously reported net income or equity. In addition, it had no impact upon our compliance with any covenants under our credit facilities.

Note 3. Inventories

	November 30, 2011	August 31, 2011	November 30, 2010
Grain and oilseed	$1,375,456	$1,232,818	$1,448,876
Energy	799,061	732,609	637,702
Crop nutrients	395,551	389,741	164,279
Feed and farm supplies	384,804	346,572	281,388
Processed grain and oilseed	47,492	55,231	61,979
Other	10,978	11,453	9,796

	$3,013,342	$2,768,424	$2,604,020

At November 30, 2011, we valued approximately 13% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (12% and 13% as of August 31, 2011 and November 30, 2010, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $577.9 million, $551.0 million and $409.6 million at November 30, 2011, August 31, 2011 and November 30, 2010, respectively.

Note 4. Investments

Agriliance LLC (Agriliance) is owned and governed by us (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment using the equity method of accounting within Corporate and Other. Agriliance is currently winding down its business activities and primarily holds long-term liabilities. During the three months ended November 30, 2010, the Company received $20.0 million of cash distributions from Agriliance as returns of capital for proceeds from the sale of Agriliance retail facilities and the collection of receivables.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of November 30, 2011, our carrying value of Ventura Foods of $277.6 million exceeded our share of their equity by $13.2 million, of which $0.4 million is being amortized with a remaining life of less than one year. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of November 30, 2011, August 31, 2011, and November 30, 2010 and the statements of operations for the three months ended November 30, 2011 and 2010:

	For the Three Months Ended November 30,
	2011	2010
Net sales	$665,583	$540,481
Gross profit	56,051	62,795
Net income	15,102	22,858
Net income attributable to CHS Inc.	7,551	11,429

	November 30, 2011	August 31, 2011	November 30, 2010
Current assets	$595,727	$585,760	$549,899
Non-current assets	460,204	464,621	459,729
Current liabilities	235,469	227,199	201,954
Non-current liabilities	291,816	292,368	306,535

Note 5. Notes Payable

	November 30, 2011	August 31, 2011	November 30, 2010
Notes payable	$124,498	$130,719	$440,119
CHS Capital notes payable	521,017	585,549	511,527

	$645,515	$716,268	$951,646

As of November 30, 2011, we had two primary committed lines of credit. In September 2011, we established a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. No amounts were outstanding on either facility as of November 30, 2011. On August 31, 2011 and November 30, 2010, we had no amounts outstanding and $400.0 million outstanding, respectively, related to the primary credit facilities in place on those respective dates.

Note 6. Interest, net

	For the Three Months Ended November 30,
	2011	2010
Interest expense	$23,307	$18,897
Capitalized interest	(1,806)	(1,396)
Interest income	(694)	(2,489)

Interest, net	$20,807	$15,012

Note 7. Equities

Changes in equity for the three-month periods ended November 30, 2011 and 2010 are as follows:

	Fiscal 2012	Fiscal 2011
CHS Inc. balances, September 1, 2011 and 2010	$3,915,592	$3,335,664
Net income attributable to CHS Inc.	416,208	201,725
Other comprehensive (loss) income	(4,772)	5,966
Equities retired	(2,447)	(2,440)
Equity retirements accrued	2,447	2,440
Equities issued in business combinations	11,509
Preferred stock dividends	(6,136)	(6,136)
Preferred stock dividends accrued	4,091	4,091
Accrued dividends and equities payable	(168,291)	(81,191)
Purchase of noncontrolling interests	(96,720)
Other, net	(336)	(1,269)

CHS Inc. balances, November 30, 2011 and 2010	$4,071,145	$3,458,850

Noncontrolling interests balances, September 1, 2011 and 2010	$349,728	$268,787
Net income attributable to noncontrolling interests	72,674	4,610
Distributions to noncontrolling interests	(5,779)	(3,486)
Distributions accrued	5,544	2,757
Accrued dividends and equities payable	(71,740)
Purchase of noncontrolling interests	(337,145)
Other	(179)	(2,253)

Noncontrolling interests balances, November 30, 2011 and 2010	$13,103	$270,415

The purchase of noncontrolling interests above relate to our firm commitment to purchase the remaining NCRA noncontrolling interests. See Note 13, Acquisitions for additional information.

The following table presents the effect of changes in our NCRA ownership interest on CHS Inc. equities:

	For the Three Months Ended November 30,
	2011	2010
Net income attributable to CHS Inc.	$416,208	$201,725
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests	(82,138)

Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$334,070	$201,725

Note 8. Comprehensive Income

Total comprehensive income was $484.1 million and $212.3 million for the three months ended November 30, 2011 and 2010, respectively, which included amounts attributable to noncontrolling interests of $72.7 million and $4.6 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the three months ended November 30, 2011 and 2010. On November 30, 2011, August 31, 2011 and November 30, 2010, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9. Employee Benefit Plans

Employee benefits information for the three months ended November 30, 2011 and 2010 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010
Components of net periodic benefit costs for the three months ended November 30, 2011 and 2010:
Service cost	$6,502	$6,467	$172	$320	$510	$420
Interest cost	5,935	5,505	348	497	636	509
Expected return on plan assets	(10,024)	(10,475)
Prior service cost (credit) amortization	458	582	57	35	(26)	(31)
Actuarial loss amortization	3,732	3,964	112	253	207	87
Transition amount amortization					234	235

Net periodic benefit cost	$6,603	$6,043	$689	$1,105	$1,561	$1,220

Employer Contributions:

Total contributions to be made during fiscal 2012, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2011, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a contribution for our benefit plans in fiscal 2012.

Note 10. Segment Reporting

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. During our second quarter of fiscal 2011, there were several changes in our senior leadership team which resulted in the realignment of our segments based on an assessment of how our businesses operate and the products and services they sell. One of these changes is that we no longer have a chief operating officer of Processing, resulting in the elimination of that segment. The revenues previously reported in our Processing segment were entirely from our oilseed processing operations, and those operations have grain-based commodity inputs and similar commodity risk management requirements and are managed along with other operations in our Ag Business segment. Accordingly, we have included oilseed processing in that segment. Our wheat milling and packaged food operations previously included in our Processing segment are now included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures. In addition, our non-consolidated agronomy joint venture is winding down its business activity and is included in Corporate and Other, rather than in our Ag Business segment, where it was previously reported. There was no change to our Energy segment. For comparative purposes, segment information for the three months ended November 30, 2010, have been retrospectively revised to reflect these changes. This revision had no impact on consolidated net income or net income attributable to CHS Inc.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and further processes or resells grains and oilseeds originated by our members or third parties, and also serves as a wholesaler and retailer of crop inputs. Corporate and Other primarily represents the non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2011 and 2010 is as follows:

	Energy	Ag Business	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2011
Revenues	$3,396,974	$6,449,821	$17,494	$(130,130)	$9,734,159
Cost of goods sold	2,965,168	6,259,871	(757)	(130,130)	9,094,152

Gross profit	431,806	189,950	18,251	—	640,007
Marketing, general and administrative	32,903	61,843	17,774		112,520

Operating earnings	398,903	128,107	477	—	527,487
Gain on investments		(38)			(38)
Interest, net	3,502	13,914	3,391		20,807
Equity income from investments	(1,890)	(7,162)	(15,077)		(24,129)

Income before income taxes	$397,291	$121,393	$12,163	$—	$530,847

Intersegment revenues	$(130,130)			$130,130	$—

Goodwill	$1,165	$18,170	$6,898		$26,233

Capital expenditures	$59,716	$37,504	$1,681		$98,901

Depreciation and amortization	$26,429	$20,358	$4,858		$51,645

Total identifiable assets at November 30, 2011	$4,063,388	$5,359,783	$2,713,518		$12,136,689

For the Three Months Ended November 30, 2010
Revenues	$2,392,742	$5,813,264	$15,614	$(88,766)	$8,132,854
Cost of goods sold	2,305,443	5,610,320	(969)	(88,766)	7,826,028

Gross profit	87,299	202,944	16,583	—	306,826
Marketing, general and administrative	30,076	52,716	15,431		98,223

Operating earnings	57,223	150,228	1,152	—	208,603
Interest, net	1,633	10,593	2,786		15,012
Equity income from investments	(1,666)	(15,039)	(20,930)		(37,635)

Income before income taxes	$57,256	$154,674	$19,296	$—	$231,226

Intersegment revenues	$(88,766)			$88,766	$—

Goodwill	$1,165	$15,687	$6,898		$23,750

Capital expenditures	$53,485	$30,072	$951		$84,508

Depreciation and amortization	$29,279	$18,019	$4,227		$51,525

Total identifiable assets at November 30, 2010	$2,941,978	$4,930,830	$2,225,980		$10,098,788

Note 11. Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at November 30, 2011, August 31, 2011 and November 30, 2010 were as follows:

	Fair Value Measurements at November 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,423,083		$1,423,083
Commodity and freight derivatives	$147,915	254,406		402,321
Other assets	69,271			69,271

Total Assets	$217,186	$1,677,489		$1,894,675

Liabilities:
Commodity and freight derivatives	$18,583	$282,259		$300,842
Interest rate swap derivatives		595		595
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests			$105,188	105,188
Mandatorily redeemable noncontrolling interests			328,676	328,676

Total Liabilities	$18,583	$282,854	$433,864	$735,301

	Fair Value Measurements at August 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,288,049		$1,288,049
Commodity and freight derivatives	$85,082	549,056		634,138
Foreign currency derivatives	1,508			1,508
Other assets	68,246			68,246

Total Assets	$154,836	$1,837,105		$1,991,941

Liabilities:
Commodity and freight derivatives	$191,607	$290,256		$481,863
Interest rate swap derivatives		750		750

Total Liabilities	$191,607	$291,006		$482,613

	Fair Value Measurements at November 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,510,855		$1,510,855
Commodity and freight derivatives	$46,024	320,041		366,065
Other assets	67,247			67,247

Total Assets	$113,271	$1,830,896		$1,944,167

Liabilities:
Commodity and freight derivatives	$18,035	$169,542		$187,577
Foreign currency derivatives	1,281			1,281
Interest rate swap derivatives		739		739

Total Liabilities	$19,316	$170,281		$189,597

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

Other assets — Our available-for-sale investments in common stock of other companies and our Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. Changes in the fair values of contracts designated as hedging instruments are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and are amortized into earnings within interest, net over the term of the agreements.

Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests — The fair value of the accrued liability was calculated utilizing an average price option model, an adjusted black-scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3. Significant inputs used in the pricing model are as follows:

Fiscal 2012
Crack spread margin on November 30	$12.36
Contractual target crack spread margin	$17.50
Expected volatility	97.46%
Risk-free interest rate	0.3-1.2%
Expected life (years)	1.75-5.76

The expected volatility was calculated using annualized daily historical market crack spread data. We adjust the volatility for market fluctuations on an annual basis.

Mandatorily redeemable noncontrolling interests — The fair value is calculated by discounting each future redemption payment to its present value as of the balance sheet date. Our long-term borrowing rates were used as the discount rates for the present value calculations. We believe the discount rates that are used are commensurate with the risk inherent in our cash flows. The inputs are significant unobservable inputs, and the liability is classified within Level 3.

The table below represents a reconciliation at November 30, 2011, for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Level 3 Liabilities
	Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	Mandatorily redeemable noncontrolling interests
Balances, September 1, 2011	$—	$—
Purchases	105,188	328,676

Balances, November 30, 2011	$105,188	$328,676

There were no significant transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 12. Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2011, our bank covenants allowed maximum guarantees of $500.0 million, of which $38.0 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of November 30, 2011.

Note 13. Acquisitions

NCRA:

On November 29, 2011, the Board of Directors approved a stock transfer agreement, dated as of November 17, 2011, between CHS Inc. (CHS) and GROWMARK, Inc. (Growmark), and a stock transfer agreement, dated as of November 17, 2011, between CHS and MFA Oil Company (MFA). Pursuant to these agreements, CHS will acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.571% of NCRA’s outstanding capital stock. CHS owns the remaining approximately 74.429% of NCRA’s outstanding capital stock and accordingly, upon completion of the acquisitions contemplated by these agreements, NCRA will be a wholly owned subsidiary of CHS.

Pursuant to the agreement with Growmark, CHS will acquire stock representing approximately 18.616% of NCRA’s outstanding capital stock in four separate closings to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which will be paid at each of the first three closings, and $111.4 million of which will be paid at the final closing). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

Pursuant to the agreement with MFA, CHS will acquire stock representing approximately 6.955% of NCRA’s outstanding capital stock in four separate closings to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which will be paid at each of the first three closings, and $41.6 million of which will be paid at the final closing). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

As a result of this transaction, we are no longer including the noncontrolling interests related to NCRA as a component of equity. Instead, we recorded the present value of the future payments to be made to Growmark and MFA as a liability on our Consolidated Balance Sheet as of November 30, 2011. Noncontrolling interests in the amount of $337.1 million was reclassified and an additional adjustment to equity in the amount of $96.7 million was recorded as a result of the transaction. The $105.2 million fair value related to the crack spread contingent payments has also been recorded on our Consolidated Balance Sheet as of November, 30, 2011 and is included in other liabilities. The fair value of the accrued liability was calculated utilizing an average price option model, an adjusted black-scholes pricing model commonly used in the energy industry to value options. Subsequent changes in the fair value of the crack spread contingent payments will be included in cost of goods sold in our Consolidated Statements of Operations. The portion of NCRA earnings attributable to Growmark and MFA for the first quarter of fiscal 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings will not be attributable to the noncontrolling interests and future patronage earned by Growmark and MFA will be included as interest, net in our Consolidated Statements of Operations.

Solbar:

On November 23, 2011, we entered into an agreement and plan of merger to acquire Solbar Industries Ltd., an Israeli company (Solbar).

Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each ordinary share of Solbar issued and outstanding at the effective time would be converted into the right to receive from CHS $4.00 in cash, without interest, which reflects an equity value of approximately $133.0 million. Included in this value is an amount related to Solbar stock options which would be terminated in exchange for a cash payment in an amount per share equal to the difference between the applicable exercise price per share and $4.00.

Provided all conditions set forth in the merger agreement are met, we anticipate that the merger will be consummated in our second quarter of fiscal 2012.

Creston:

In November 2011, we acquired a crushing facility in Creston, Iowa for $32.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2011, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

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

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag Business segment purchases and further processes or resells grains and oilseeds originated by our members or third parties, and also serves as wholesaler and retailer of crop inputs. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services related to crop production.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling G.P.

Recent Events

On November 29, 2011, the Board of Directors approved a stock transfer agreement, dated as of November 17, 2011, between CHS and GROWMARK, Inc. (Growmark), and a stock transfer agreement, dated as of November 17, 2011, between CHS and MFA Oil Company (MFA). Pursuant to these agreements, CHS will acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.571% of NCRA’s outstanding capital stock. CHS owns the remaining approximately 74.429% of NCRA’s outstanding capital stock and accordingly, upon completion of the acquisitions contemplated by these agreements, NCRA will be a wholly owned subsidiary of CHS. See Note 13, Acquisitions for additional information.

On November 23, 2011, we entered into an agreement and plan of merger to acquire Solbar Industries Ltd., an Israeli company (Solbar). See Note 13, Acquisitions for additional information.

Results of Operations

Comparison of the three months ended November 30, 2011 and 2010

General. We recorded income before income taxes of $530.8 million during the three months ended November 30, 2011 compared to $231.2 million during the three months ended November 30, 2010, an increase of $299.6 million (130%). Operating results reflected higher pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $397.3 million for the three months ended November 30, 2011 compared to $57.3 million in the three months ended November 30, 2010. This increase in earnings of $340.0 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane, lubricants and transportation businesses improved, while our renewable fuels marketing business experienced lower earnings during the three months ended November 30, 2011 when compared to the same three-month period of the previous year. We have considered recent news regarding the reversal of the crude oil pipeline in the Cushing, OK area, and believe that the reversal could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag Business segment generated income before income taxes of $121.4 million for the three months ended November 30, 2011 compared to $154.7 million in the three months ended November 30, 2010, a decrease in earnings of $33.3 million. Earnings from our wholesale crop nutrients business improved $3.0 million for the three months ended November 30, 2011 compared with the same period in fiscal 2011, primarily due to higher sales prices which increased product margins. Our country operations earnings decreased $9.9 million during the three months ended November 30, 2011 compared to the same period in the prior year, primarily as a result of lower operating margins. Our grain marketing earnings decreased by $25.2 million during the three months ended November 30, 2011 compared with the same period in the prior year, primarily due to lower volumes. Our oilseed processing volumes were relatively flat, but we experienced lower earnings due to decreased operating margins during the three months ended November 30, 2011 compared to the same period in the prior year. We expect decreased grain volumes during fiscal 2012, primarily from large crops harvested in the Black Sea, South America and Australia, which we believe will reduce our grain exports and reduce our earnings. In addition, the fall harvest produced short crops in the U.S, which may also negatively impact our volumes.

Corporate and Other generated income before income taxes of $12.2 million for the three months ended November 30, 2011 compared to $19.3 million during the same period of the previous year, a decrease in earnings of $7.1 million (37%). Business solutions experienced a net decrease in earnings of $0.9 million for the three months ended November 30, 2011 compared with the same period in the prior year, primarily due to decreased margins in our financing business. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, decreased by $4.1 million for the three months ended November 30, 2011, compared to the same period of the previous year, primarily from decreased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, decreased by $1.5 million during the three months ended November 30, 2011 compared to the same period in the previous year.

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2011 was $416.2 million compared to $201.7 million for the three months ended November 30, 2010, which represents a $214.5 million increase (106.3%).

Revenues. Consolidated revenues were $9.7 billion for the three months ended November 30, 2011 compared to $8.1 billion for the three months ended November 30, 2010, which represents a $1.6 billion increase (19.7%).

Our Energy segment revenues of $3.4 billion, after elimination of intersegment revenues, increased by $1.0 billion (42%) during the three months ended November 30, 2011 compared to the three months ended November 30, 2010. During the three months ended November 30, 2011 and 2010, our Energy segment recorded revenues from sales to our Ag Business segment of $130.1 million and $88.8 million, respectively. The net increase in revenues of $962.9 million is comprised of a net increase of $761.2 million related to higher prices and $201.6 million related to higher sales volume. Refined fuels revenues increased $835.0 million (50%), of which $647.4 million was related to a net average selling price increase, and $187.6 million was related to a net increase in sales volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.82 per gallon (35%), and sales volumes increased by 11%. Propane revenues increased $85.2 million (51%), of which $48.3 million was related to an increase in the net average selling price and $36.9 million was attributable to an increase in volume, when compared to the same period in the previous year. The average selling price of propane increased $0.29 per gallon (24%) and sales volume increased 22% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $37.1 million (11%), from an increase in the average selling price of $0.51 per gallon (22%), partially offset by a 10% decrease in volume, when compared with the same three-month period in the previous year.

Our Ag Business segment revenues of $6.5 billion increased $0.6 billion (11%) during the three months ended November 30, 2011 compared to the three months ended November 30, 2010. Grain revenues in our Ag Business segment totaled $4.7 billion and $4.5 billion during the three months ended November 30, 2011 and 2010, respectively. Of the grain revenues increase of $233.1 million (5%), $572.8 million is due to increased average grain selling prices, partially offset by $339.7 million due to a net decrease in volume of 8% during the three months ended November 30, 2011 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.10 per bushel (14%) over the same three-month period in fiscal 2011. Corn had increased volumes, while soybeans and wheat had decreased volumes compared to the three months ended November 30, 2010.

Our oilseed processing revenues in our Ag Business segment of $348.7 million increased $66.9 million (24%) during the three months ended November 30, 2011 compared to the three months ended November 30, 2010. The net increase in revenues of $66.9 million is comprised of $52.6 million from an increase in the average selling price of our oilseed products and an increase of $14.3 million related to increased volumes, as compared to the three months ended November 30, 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $658.8 million and $558.9 million during the three months ended November 30, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of $99.8 million (18%), $154.2 million was related to increased average fertilizer selling prices, partially offset by $54.4 million related to decreased volumes, during the three months ended November 30, 2011 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $123 per ton (31%) over the same three-month period in fiscal 2011. Our wholesale crop nutrient volumes decreased 10% during the three months ended November 30, 2011 compared with the same period in the previous year.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $644.6 million increased by $183.6 million (40%) during the three months ended November 30, 2011 compared to the three months ended November 30, 2010, primarily the result of increased country operations sales of energy and feed products. Other revenues within our Ag Business segment of $59.2 million during the three months ended November 30, 2011 increased $7.1 million (14%) compared to the three months ended November 30, 2010.

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

Cost of Goods Sold. Consolidated cost of goods sold was $9.1 billion for the three months ended November 30, 2011 compared to $7.8 billion for the three months ended November 30, 2010, which represents a $1.3 billion (16%) increase.

Our Energy segment cost of goods sold of $3.0 billion increased by $659.7 million (29%) during the three months ended November 30, 2011 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increased per unit costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $466.4 million (28.9%) which reflects an increase in the average cost of refined fuels of $0.22 per gallon (9%); while volumes increased by 18% compared to the three months ended November 30, 2010. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended November 30, 2010. The aggregate average per unit cost of crude oil purchased for the two refineries increased 16% compared to the three months ended November 30, 2010. Cost of goods sold decreased by $113.0 million when compared to the first quarter of fiscal 2011 as a result of the change in fair values of our derivative contracts and is reflected in the $0.22 per gallon average cost of refined fuels. The cost of propane increased $84.6 million (51.9%) primarily from an average cost increase of $0.30 per gallon (24%) and a 22% increase in volumes, when compared to the three months ended November 30, 2010. Renewable fuels marketing costs increased $37.5 million (11%), primarily from an increase in the average cost of $51 per gallon (23%), partially offset by a 10% decrease in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $6.3 billion, increased $650 million (12%) during the three months ended November 30, 2011 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4.7 billion and $4.4 billion during the three months ended November 30, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $341.9 million (8%) compared to the three months ended November 30, 2010. This is primarily the result of a $1.30 (17%) increase in the average cost per bushel, partially offset by an 8% net decrease in bushels sold, as compared to the same period in the prior year.

Our oilseed processing cost of goods sold in our Ag Business segment of $344.1 million increased $68.6 million (25%) during the three months ended November 30, 2011 compared to the three months ended November 30, 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $627.8 million and $531.5 million during the three months ended November 30, 2011 and 2010, respectively. The net increase of $96.3 million (18%) is comprised of an increase in the average cost per ton of fertilizer of $117 (31%), partially offset by a net decrease in tons sold of 10%, when compared to the same three-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $174.1 million (47%) during the three months ended November 30, 2011 compared to the three months ended November 30, 2010, primarily due to net higher input commodity prices, along with increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative. Marketing, general and administrative expenses of $112.5 million for the three months ended November 30, 2011 increased by $14.3 million (14.6%) compared to the three months ended November 30, 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag Business segment.

Interest, net. Net interest of $20.8 million for the three months ended November 30, 2011 increased $5.8 million (39%) compared to the same period in fiscal 2011. Interest expense for the three months ended November 30, 2011 and 2010 was $23.3 million and $18.9 million, respectively. The increase in interest expense of $4.4 million (23%) is primarily due to a private placement of $500.0 million in June 2011 for long-term debt, partially offset by decreased short-term borrowings from decreased working capital needs during the three months ended November 30, 2011 compared to the same period in the previous year. The average level of short-term borrowings decreased $350.1 million during the three months ended November 30, 2011 compared to the same period in fiscal 2011. For the three months ended November 30, 2011 and 2010, we capitalized interest of $1.8 million and $1.4 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $0.7 million and $2.5 million for the three months ended November 30, 2011 and 2010, respectively.

Equity Income from Investments. Equity income from investments of $24.1 million for the three months ended November 30, 2011 decreased $13.5 million (36%) compared to the three months ended November 30, 2010. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business and Corporate and Other segments of $7.9 million and $5.9 million, respectively, and was partially offset by increased equity investment earnings in our Energy segment of $0.2 million.

Our Ag Business segment generated decreased equity investment earnings of $7.9 million. We had a net decrease of $6.8 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended November 30, 2011 compared to the same period the previous year, which is primarily related to decreased earnings from an international investment and the dissolution of United Harvest. Additionally, we sold our 45% ownership interest in Multigrain AG during fiscal 2011 to one of our joint venture partners, Mitsui & Co. Our country operations business reported an aggregate decrease in equity investment earnings of $1.0 million from several small equity investments.

Corporate and Other generated decreased equity investment earnings of $5.9 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which decreased $3.9 million compared to the same three-month period in the previous year. Our wheat milling joint venture earnings also decreased by $1.8 million compared to the same three-month period in the previous year.

Income Taxes. Income tax expense of $42.0 million for the three months ended November 30, 2011 compared with $24.9 million for the three months ended November 30, 2010, resulting in effective tax rates of 7.9% and 10.8%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended November 30, 2011 and 2010. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests. Noncontrolling interests of $72.6 million for the three months ended November 30, 2011 increased by $68.1 million compared to the three months ended November 30, 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA, an approximately 74.4% owned subsidiary, which we consolidate in our Energy segment. As discussed in Note 13, on November 29, 2011, the Board of Directors approved a stock transfer agreement, dated as of November 17, 2011, between CHS and the noncontrolling interests of NCRA. The portion of NCRA earnings attributable to the noncontrolling interests of NCRA for the first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings will not be attributable to the noncontrolling interests and future patronage earned by the noncontrolling interests of NCRA will be included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On November 30, 2011, we had working capital, defined as current assets less current liabilities, of $2,881.7 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0, compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011. On November 30, 2010, we had working capital of $1,681.3 million and a current ratio of 1.3 to 1.0, compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010.

On November 30, 2011, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. No amounts were outstanding on either facility as of November 30, 2011. As of August 31, 2011 we had two revolving lines of credit totaling $2.2 billion, both of which were terminated and replaced by the existing facilities in September 2011. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

On November 30, 2010, we had two committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that had an expiration date of June 2015, which had $400.0 million outstanding on November 30, 2010, and an interest rate of 2.01%. On November 24, 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that had an expiration date in November 2011. There was no amount outstanding on the 364-day revolving facility on November 30, 2010.

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

Our cash flows provided by operating activities were $1,157.5 million for the three months ended November 30, 2011 compared to cash flows used in operating activities of $376.4 million for the three months ended November 30, 2010. The fluctuation in cash flows when comparing the two periods is primarily from a significant increase in cash inflows for net changes in operating assets and liabilities during the three months ended November 30, 2011, compared to a significant increase in net cash outflows during the three months ended November 30, 2010. Commodity prices decreased significantly during the three months ended November 30, 2011, and resulted in decreased working capital needs compared to August 31, 2011. Commodity prices increased significantly during the three months ended November 30, 2010, and resulted in increased working capital needs compared to August 31, 2010.

Our operating activities provided net cash of $1,157.5 million during the three months ended November 30, 2011. Net income including noncontrolling interests of $488.9 million, net non-cash expenses and cash distributions from equity investments of $76.4 million and a decrease in net operating assets and liabilities of $592.1 million provided the net cash from operating activities. The primary components of adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization, and amortization of deferred major repair costs, of $59.5 million, and redemptions from equity investments, net of income from those investments, of $16.8 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices resulting in a decrease in margin deposits, partially offset by a decrease in customer margin deposits and an increase in inventory quantities on November 30, 2011, when compared to August 31, 2011. On November 30, 2011, the per bushel market prices of our three primary grain commodities decreased as follows: corn $1.56 (21%), soybeans $3.18 (22%) and spring wheat $1.31 (14%) when compared to market prices on August 31, 2011. In general, crude oil market prices increased $12 (13%) per barrel on November 30, 2011 compared to August 31, 2011. On November 30, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally remained flat or decreased up to 5%, depending on the specific products, compared to prices on August 31, 2011. An increase in grain inventory quantities in our Ag Business segment of 17.6 million bushels (14%) partially offset the decreases in net operating assets and liabilities when comparing inventories at November 30, 2011 to August 31, 2011.

Our operating activities used net cash of $376.4 million during the three months ended November 30, 2010. Net income including noncontrolling interests of $206.3 million and net non-cash expenses and cash distributions from equity investments of $58.4 million were exceeded by an increase in net operating assets and liabilities of

$641.1 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, and amortization of deferred major repair costs, of $57.3 million and deferred taxes of $4.1 million, partially offset by income from equity investments, net of redemptions of those investments, of $1.8 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities reflected in increased inventories, margin deposits and receivables, partially offset by an increase in accounts payable and customer advance payments on November 30, 2010, when compared to August 31, 2010. On November 30, 2010, the per bushel market prices of our three primary grain commodities increased as follows: corn $1.06 (25%), soybeans $2.35 (23%) and spring wheat $0.44 (6%) when compared to market prices on August 31, 2010. In general, crude oil market prices increased $12 (17%) per barrel on November 30, 2010 compared to August 31, 2010. On November 30, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 20% and 29%, depending on the specific products, compared to prices on August 31, 2010. An increase in grain inventory quantities in our Ag Business segment of 39.1 million bushels (26%) also contributed to the increase in net operating assets and liabilities when comparing inventories at November 30, 2010 to August 31, 2010.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2012, resulting in increased cash needs. Our second quarter has typically been the period of our highest short-term borrowings. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2012. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2012, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2011 and 2010, the net cash flows used in our investing activities totaled $116.6 million and $457.0 million, respectively.

The acquisition of property, plant and equipment totaled $98.9 million and $84.5 million for the three months ended November 30, 2011 and 2010, respectively. Included in our acquisitions of property, plant and equipment during the three months ended November 30, 2010, were capital expenditures for an Environmental Protection Agency (EPA) mandated regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Both refineries were producing gasoline within the regulated benzene levels as of January 1, 2011. Approximately $14.0 million of expenditures for the project were incurred during the three months ended November 30, 2010.

Expenditures for major repairs related to our refinery turnarounds during the three months ended November 30, 2011 and 2010, were $16.6 million and $95.8 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six-week period every 2-4 years. Our Laurel, Montana refinery completed a turnaround during the three months ended November 30, 2011. Both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds during the three months ended November 30, 2010.

For the year ending August 31, 2012, we expect total expenditures for the acquisition of property, plant and equipment and major repairs to be approximately $717.9 million. Included in our expected capital expenditures for fiscal 2012, is $100.0 million for upgraded infrastructure and additional capacity at our Kalama, Washington grain export facility which is expected to be completed in fiscal 2013 with total expenditures of $160.0 million. We have spent $15.8 million on the project through November 30, 2011, with $4.0 million of that occurring in fiscal 2012. In addition, we have budgeted $60.0 million in fiscal 2012 for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. During the first quarter of 2012, we spent $6.3 million related to this project.

Investments made during the three months ended November 30, 2011 and 2010, totaled $3.2 million and $3.5 million, respectively.

Cash acquisitions of businesses, net of cash received, totaled $32.3 million and $3.2 million during the three months ended November 30, 2011 and 2010. In November 2011, we acquired a crushing facility in Creston, Iowa that is included in our Ag Business segment.

Changes in notes receivable during the three months ended November 30, 2011 resulted in a net increase in cash flows of $31.5 million compared to a net decrease of $291.2 million during the three months ended November 30, 2010. The primary cause of the increase in cash flows during fiscal 2012 was a decrease in CHS Capital notes receivable on November 30, 2011 compared to August 31, 2010 of $68.0 million. During fiscal 2011, the primary cause of the decrease in cash flows was additional CHS Capital notes receivable of $284.1 million resulting from additional customer borrowings due to higher commodity prices.

Partially offsetting our cash outlays for investing activities for the three months ended November 30, 2010, were redemptions of investments we received totaling $20.0 million. These redemptions were returns of capital from Agriliance for proceeds the company received from the sale of its retail facilities and the collection of receivables. In addition, for the three months ended November 30, 2011 and 2010, we received proceeds from the disposition of property, plant and equipment of $1.5 million and $1.1 million, respectively.

Cash Flows from Financing Activities

For the three months ended November 30, 2011, the net cash flows used by our financing activities totaled $178.3 million compared to the net cash flows provided by our financing activities of $701.7 million for the three months ended November 30, 2010.

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On November 30, 2011, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. On November 30, 2010, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that had a May 2011 expiration date and the other was a $1.3 billion committed 364-day revolving facility that had an expiration date in November 2011. Both of these lines of credit were replaced and terminated in connection with the issuance of our existing revolvers in September 2011. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million, that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A., CHS do Brasil Ltda. and CHS de Argentina have uncommitted lines of credit which are collateralized by $122.6 million of inventories and receivables at November 30, 2011. On November 30, 2011, August 31, 2011 and November 30, 2010 we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $124.5 million, $130.7 million and $440.1 million, respectively.

We have two commercial paper programs, totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. We had no commercial paper outstanding on November 30, 2011, August 31, 2011 or November 30, 2010.

CHS Capital Financing

CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.53% as of November 30, 2011. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $67.5 million as of November 30, 2011.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.96% to 3.50% as of November 30, 2011. As of November 30, 2011, the total funding commitment under these agreements was $361.5 million, of which $117.8 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $250.0 million. The total outstanding commitments under the program totaled $165.7 million as of November 30, 2011, of which $96.3 million was borrowed under these commitments with an interest rate of 1.86%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of November 30, 2011, and are due upon demand. Borrowings under these notes totaled $239.4 million as of November 30, 2011.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On November 30, 2011, we had total long-term debt outstanding of $1,475.7 million, of which $150.0 million was bank financing, $1,273.1 million was private placement debt and $52.6 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011, has not changed significantly during the three months ended November 30, 2011. On August 31, 2011 and November 30, 2010, we had long-term debt outstanding of $1,502.0 million and $1,046.8 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $17.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios as of November 30, 2011. We were in compliance with all debt covenants and restrictions as of November 30, 2011.

We had no long-term borrowings during the three months ended November 30, 2011, compared to $100.0 million of long-term borrowing during the three months ended November 30, 2010. During the three months ended November 30, 2011 and 2010, we repaid long-term debt of $39.2 million and $38.3 million, respectively.

Other Financing

During the three months ended November 30, 2011 and 2010, changes in checks and drafts outstanding resulted in a decrease in cash flows of $41.6 million and $34.1 million, respectively.

Distributions to noncontrolling interests for the three months ended November 30, 2011 and 2010, were $5.8 million and $3.5 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2011, are expected to be distributed during the three months ended February 28, 2012. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for nonindividual members, is expected to be approximately $260.1 million and is classified as a current liability on our November 30, 2011 and August 31, 2011 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2011, that will be distributed in cash in fiscal 2012, to be approximately $136.0 million, of which $2.4 million was redeemed in cash during the three months ended November 30, 2011, compared to $2.4 million distributed in cash during the three months ended November 30, 2010.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Global Select Market under the symbol CHSCP. On November 30, 2011, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the three months ended November 30, 2011 and 2010, were $6.1 million and $6.1 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011, have not materially changed during the three months ended November 30, 2011.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2011, our bank covenants allowed maximum guarantees of $500.0 million, of which $38.0 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of November 30, 2011.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011. In November 2011, we entered into an agreement to purchase the noncontrolling interests of NCRA, including additional contingent consideration. See Note 13, Acquisitions for additional information.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2011. There have been no changes to these policies during the three months ended November 30, 2011.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in our third quarter of fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in our third quarter of fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after

December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80).” ASU No. 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. As ASU No. 2011-09 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

•	Government policies and regulation affecting the agricultural sector and related industries could adversely affect our operations and profitability.

•	Environmental liabilities could adversely affect our results and financial condition.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to liability and damage our business and reputation.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.

•	If our customers choose alternatives to our refined petroleum products our revenues and profits may decline.

•	Operating results from our agronomy business could be volatile and are dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2011, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Amendment No. 1 Amended and Restated Credit Agreement dated as of December 16, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB.

10.2	Stock Transfer Agreement, dated as of November 17, 2011, between CHS and GROWMARK, Inc.

10.3	Stock Transfer Agreement, dated as of November 17, 2011, between CHS and MFA Oil Company.

10.4

Agreement and Plan of Merger among CHS, Science Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of CHS, and Solbar Industries Ltd., an Israeli company (Incorporated by reference to our Current Report on Form 8-K, filed November 23, 2011).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

January 11, 2012		/s/ David A. Kastelic
David A. Kastelic
Executive Vice President and Chief Financial Officer