Form 10-Q
period 2012-02-29
CHS INC
filed 2012-04-11
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 29, 2012.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from                      to                     .

Commission File Number: 0-50150

CHS Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, MN 55077	(651) 355-6000 (Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding at April 11, 2012
NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2012	August 31, 2011	February 28, 2011
	(dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$508,062	$937,685	$184,126
Receivables	2,669,618	2,980,105	2,648,669
Inventories	3,306,227	2,768,424	3,232,315
Derivative assets	208,270	635,646	728,722
Margin deposits	392,407	1,081,243	1,018,105
Other current assets	534,539	334,232	632,622

Total current assets	7,619,123	8,737,335	8,444,559
Investments	612,062	595,979	720,929
Property, plant and equipment	2,636,847	2,420,214	2,354,693
Other assets	498,963	463,482	442,335

Total assets	$11,366,995	$12,217,010	$11,962,516

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$636,071	$716,268	$1,909,995
Current portion of long-term debt	92,793	90,804	108,973
Current portion of mandatorily redeemable noncontrolling interests	65,265
Customer margin deposits and credit balances	254,448	751,393	742,655
Customer advance payments	905,781	601,685	1,164,915
Checks and drafts outstanding	190,333	197,283	142,311
Accounts payable	1,838,650	2,315,311	1,597,719
Derivative liabilities	296,242	482,613	452,703
Accrued expenses	439,766	405,270	432,644
Dividends and equities payable	203,724	400,216	182,879

Total current liabilities	4,923,073	5,960,843	6,734,794
Long-term debt	1,396,731	1,411,193	930,990
Mandatorily redeemable noncontrolling interests	265,424
Other liabilities	644,478	579,654	450,183
Commitments and contingencies
Equities:
Equity certificates	2,652,236	2,695,626	2,344,229
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(192,081)	(174,876)	(200,621)
Capital reserves	1,343,916	1,075,474	1,093,970

Total CHS Inc. equities	4,123,439	3,915,592	3,556,946
Noncontrolling interests	13,850	349,728	289,603

Total equities	4,137,289	4,265,320	3,846,549

Total liabilities and equities	$11,366,995	$12,217,010	$11,962,516

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(dollars in thousands)
	(Unaudited)
Revenues	$8,843,812	$7,706,119	$18,577,971	$15,841,223
Cost of goods sold	8,612,235	7,413,196	17,706,387	15,239,224

Gross profit	231,577	292,923	871,584	601,999
Marketing, general and administrative	126,556	102,392	239,076	200,786

Operating earnings	105,021	190,531	632,508	401,213
Loss (gain) on investments	484	(66)	446	(66)
Interest, net	34,631	18,368	55,438	35,459
Equity income from investments	(19,952)	(41,931)	(44,081)	(79,566)

Income before income taxes	89,858	214,160	620,705	445,386
Income taxes	10,623	2,341	52,588	27,232

Net income	79,235	211,819	568,117	418,154
Net income attributable to noncontrolling interests	765	17,221	73,439	21,831

Net income attributable to CHS Inc.	$78,470	$194,598	$494,678	$396,323

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 29, 2012	February 28, 2011
	(dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income including noncontrolling interests	$568,117	$418,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104,732	104,116
Amortization of deferred major repair costs	18,044	14,224
Income from equity investments	(44,081)	(79,566)
Distributions from equity investments	50,769	58,713
Noncash patronage dividends received	(2,438)	(1,567)
Gain on sale of property, plant and equipment	(2,916)	(2,554)
Loss (gain) on investments	446	(66)
Gain on crack spread contingent liability	(4,185)
Deferred taxes	1,944	(20,235)
Other, net	438	262
Changes in operating assets and liabilities, net of acquisitions:
Receivables	393,142	(246,541)
Inventories	(466,016)	(1,270,940)
Derivative assets	428,996	(482,101)
Margin deposits	691,191	(399,720)
Other current assets and other assets	(205,241)	(439,241)
Customer margin deposits and credit balances	(497,420)	319,084
Customer advance payments	286,325	729,691
Accounts payable and accrued expenses	(509,292)	188,662
Derivative liabilities	(187,220)	169,520
Other liabilities	(19,500)	(17,076)

Net cash provided by (used in) operating activities	605,835	(957,181)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(197,887)	(142,530)
Proceeds from disposition of property, plant and equipment	1,843	4,779
Expenditures for major repairs	(19,836)	(82,931)
Investments in joint ventures and other	(15,223)	(5,344)
Investments redeemed	2,599	26,472
Changes in notes receivable	42,423	(485,823)
Business acquisitions, net of cash acquired	(158,214)	(65,548)
Other investing activities, net	1,742	32

Net cash used in investing activities	(342,553)	(750,893)

Cash flows from financing activities:
Changes in notes payable	(146,687)	1,647,905
Long-term debt borrowings		100,000
Principal payments on long-term debt	(39,865)	(45,078)
Payments for bank fees on debt	(12,390)	(3,648)
Changes in checks and drafts outstanding	(8,374)	8,061
Distributions to noncontrolling interests	(77,519)	(4,190)
Preferred stock dividends paid	(12,272)	(12,272)
Retirements of equities	(130,566)	(52,178)
Cash patronage dividends paid	(260,126)	(141,376)
Other financing activities, net	(17)	(14)

Net cash (used in) provided by financing activities	(687,816)	1,497,210

Effect of exchange rate changes on cash and cash equivalents	(5,089)	327

Net decrease in cash and cash equivalents	(429,623)	(210,537)
Cash and cash equivalents at beginning of period	937,685	394,663

Cash and cash equivalents at end of period	$508,062	$184,126

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands)

Note 1.    Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011, the Consolidated Statements of Operations for the three and six months ended February 29, 2012 and February 28, 2011, and the Consolidated Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2011, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Derivative Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of some derivative instruments that had been included in our Energy segment as well as some interest rate swap contracts which were accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as discussed in Note 11, Fair Value Measurements.

Certain financial contracts within our Energy segment were entered into, and had been designated and accounted for as cash flow hedging instruments. The unrealized gains or losses of these contracts were previously deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheet and all amounts were recognized in cost of goods sold as of August 31, 2011, with no amounts remaining in accumulated other comprehensive loss.

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

As of February 29, 2012, August 31, 2011 and February 28, 2011, we had the following outstanding purchase and sales contracts accounted for as derivatives:

	February 29, 2012		August 31, 2011		February 28, 2011
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(units in thousands)
Grain and oilseed — bushels	550,564	803,266	667,409	796,332	831,629	1,179,941
Energy products — barrels	12,913	15,348	9,915	14,020	11,423	10,099
Crop nutrients — tons	1,461	1,703	1,177	1,420	1,633	2,225
Ocean and barge freight — metric tons	1,211	235	983	93	1,941	281

As of February 29, 2012, August 31, 2011 and February 28, 2011, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	February 29, 2012	August 31, 2011	February 28, 2011
Derivative Assets:
Commodity and freight derivatives	$456,153	$882,445	$1,120,094
Foreign exchange derivatives		1,508

	$456,153	$883,953	$1,120,094

Derivative Liabilities:
Commodity and freight derivatives	$543,470	$730,170	$842,280
Foreign exchange derivatives	72		121
Interest rate derivatives	586	750	551
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	101,003

	$645,131	$730,920	$842,952

As of February 28, 2011, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

February 28, 2011
Derivative Assets:
Commodity and freight derivatives	$1,123

For the three and six-month periods ended February 29, 2012 and February 28, 2011, the pre-tax gain (loss) recognized in our Consolidated Statements of Operations for derivatives not accounted for as hedging instruments were as follows:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		For the Three Months		For the Six Months
	Location of Gain (Loss)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Commodity and freight derivatives	Cost of goods sold	$(188,280)	$101,381	$(274,901)	$311,805
Foreign exchange derivatives	Cost of goods sold	1,060	452	(4,384)	(598)
Interest rate derivatives	Interest, net		58		65
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	Cost of goods sold	4,185		4,185

		$(183,035)	$101,891	$(275,100)	$311,272

Losses of $2.2 million ($1.3 million, net of taxes) were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the six months ended February 28, 2011, related to settlements. All contracts were entered into during our third quarter of fiscal 2010, and expired in fiscal 2011. As of February 28, 2011, the unrealized losses deferred to accumulated other comprehensive loss were as follows:

February 28, 2011
Losses included in accumulated other comprehensive loss, net of tax benefit of $0.4 million	$(686)

Goodwill and Other Intangible Assets

Goodwill was $78.2 million, $26.4 million and $23.8 million on February 29, 2012, August 31, 2011 and February 28, 2011, respectively, and is included in other assets in our Consolidated Balance Sheets. Goodwill acquired during the first six months of fiscal 2012 totaled $52.0 million, primarily related to our acquisition of Solbar Industries Ltd., an Israeli company (Solbar). See Note 13, Acquisitions for additional information.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over the number of years that approximate their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $95.6 million with total accumulated amortization of $47.8 million as of February 29, 2012. Intangible assets of $20.3 million were acquired during the six-months ended February 29, 2012, related to the acquisition of Solbar. See Note 13, Acquisitions for additional information. No intangible assets were acquired during the six-months ended February 28, 2011. Total amortization expense for intangible assets during the six-month periods ended February 29, 2012 and February 28, 2011, was $5.4 million and $5.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$11,307
Year 2	8,568
Year 3	6,019
Year 4	5,662
Year 5	4,888
Thereafter	11,285

$47,729

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

For the six months ended February 29, 2012 and February 28, 2011, major repairs turnaround expenditures were $19.8 million and $82.9 million, respectively. During the six months ended February 29, 2012, our Laurel, Montana refinery completed a turnaround. During the six months ended February 28, 2011, both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. As ASU No. 2011-11 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

Note 2.    Receivables

	February 29, 2012	August 31, 2011	February 28, 2011
Trade accounts receivable	$1,932,540	$2,248,665	$1,739,621
CHS Capital notes receivable	545,326	604,268	829,455
Other	302,510	246,198	174,806

	2,780,376	3,099,131	2,743,882
Less allowances and reserves	110,758	119,026	95,213

	$2,669,618	$2,980,105	$2,648,669

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

CHS Capital, our wholly-owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than ten years of $109.8 million, $151.1 million, and $117.6 million as of February 29, 2012, August 31, 2011 and February 28, 2011, respectively, which are included in other assets on our Consolidated Balance Sheets. As of February 29, 2012, August 31, 2011 and February 28, 2011, the commercial notes represented 84%, 84% and 93%, respectively, and the producer notes represented 16%, 16% and 7%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of February 29, 2012, CHS Capital’s customers have additional available credit of $852.2 million.

In connection with the preparation of the fiscal 2011 audited financial statements, we determined that certain loan transfers under various participation agreements did not meet the definition of a ‘participating interest’, as defined in Accounting Standard Update No. 2009-16, “Accounting for Transfers and Servicing of Financial Assets” and, therefore, should have been accounted for as secured borrowings rather than sales transactions during fiscal 2011. As a result of the error described above, both receivables and notes payable reported in our previously issued unaudited Consolidated Balance Sheet included in the Quarterly Report on Form 10-Q were understated by $269.3 million as of February 28, 2011. In addition, in our previously issued unaudited Consolidated Statements of Cash Flows included in the Quarterly Report on Form 10-Q, net cash used in investing activities and net cash provided by financing activities were each understated by $269.3 million for the six months ended February 28, 2011. The February 28, 2011 previously reported unaudited interim Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been revised to correct these errors. This correction had no impact on our previously reported net income or equity. In addition, it had no impact upon our compliance with any covenants under our credit facilities.

Note 3.    Inventories

	February 29, 2012	August 31, 2011	February 28, 2011
Grain and oilseed	$1,339,347	$1,232,818	$1,673,116
Energy	838,802	732,609	605,791
Crop nutrients	423,571	389,741	381,554
Feed and farm supplies	625,979	346,572	485,656
Processed grain and oilseed	67,629	55,231	76,042
Other	10,899	11,453	10,156

	$3,306,227	$2,768,424	$3,232,315

At February 29, 2012, we valued approximately 16% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (12% and 13% as of August 31, 2011 and February 28, 2011, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $636.8 million, $551.0 million and $507.2 million at February 29, 2012, August 31, 2011 and February 28, 2011, respectively.

Note 4.    Investments

Agriliance LLC (Agriliance) is owned and governed by us (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment using the equity method of accounting within Corporate and Other. Agriliance is currently winding down its business activities and primarily holds long-term liabilities. During the six months ended February 28, 2011, the Company received $25.0 million of cash distributions from Agriliance as returns of capital for proceeds from the sale of Agriliance retail facilities and the collection of receivables.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of February 29, 2012, our carrying value of Ventura Foods of $282.3 million exceeded our share of their equity by $13.1 million, of which $0.2 million is being amortized with a remaining life of less than one year. The remaining basis difference represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of February 29, 2012, August 31, 2011, and February, 28, 2011 and the statements of operations for the three and six months ended February 29, 2012 and February 28, 2011:

	For the Three Months Ended		For the Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$599,330	$541,439	$1,264,913	$1,081,920
Gross profit	59,700	66,581	115,751	129,376
Net income	22,210	29,438	37,312	52,296
Net income attributable to CHS Inc.	11,105	14,719	18,656	26,148

	February 29, 2012	August 31, 2011	February 28, 2011
Current assets	$572,810	$585,760	$566,516
Non-current assets	458,569	464,621	460,177
Current liabilities	207,345	227,199	218,405
Non-current liabilities	285,583	292,368	299,837

In the third quarter of fiscal 2011, we recognized a $119.7 million gain on the sale of our ownership in Multigrain, S.A. In anticipation of this transaction, during our second quarter of fiscal 2011, we reduced a valuation allowance by $24.6 million related to the carryforward of certain capital losses that we believe will be utilized.

TEMCO, LLC (TEMCO) is owned and governed by us (50%) and Cargill, Incorporated (Cargill) (50%). In February 2012, we entered into an amended and restated agreement to expand the scope of the original agreement between us and Cargill. Pursuant to the terms of the agreement, we each agreed to commit to sell all of our feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as our exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill’s Tacoma, Washington facility will continue to be subleased to TEMCO and, additionally, we agreed to sublease our Kalama, Washington facility to TEMCO and Cargill agreed to lease their Irving facility in Portland, Oregon to TEMCO to provide TEMCO with more capacity to conduct this business.

Note 5.    Notes Payable

	February 29, 2012	August 31, 2011	February 28, 2011
Notes payable	$182,661	$130,719	$1,190,862
CHS Capital notes payable	453,410	585,549	719,133

	$636,071	$716,268	$1,909,995

As of February 29, 2012, we had two primary committed lines of credit. In September 2011, we established a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. We had no amounts outstanding as of February 29, 2012 and August 31, 2011. On February 28, 2011, we had $1,096.8 million outstanding, related to the primary credit facilities in place on that date.

Note 6.    Interest, net

	For the Three Months Ended		For the Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest expense	$22,187	$20,258	$45,494	$39,155
Interest — purchase of NCRA noncontrolling interests	15,856	—	15,856	—
Capitalized interest	(1,903)	(1,296)	(3,709)	(2,692)
Interest income	(1,509)	(594)	(2,203)	(1,004)

Interest, net	$34,631	$18,368	$55,438	$35,459

Note 7.    Equities

Changes in equity for the six-month periods ended February 29, 2012 and February 28, 2011 are as follows:

	Fiscal 2012	Fiscal 2011
CHS Inc. balances, September 1, 2011 and 2010	$3,915,592	$3,335,664
Net income attributable to CHS Inc.	494,678	396,323
Other comprehensive (loss) income	(2,623)	4,646
Patronage distribution	(674,702)	(401,962)
Patronage accrued	674,678	396,500
Equities retired	(130,566)	(52,178)
Equity retirements accrued	130,566	52,178
Equities issued in business combinations	19,550
Preferred stock dividends	(12,272)	(12,272)
Preferred stock dividends accrued	4,091	4,091
Accrued dividends and equities payable	(198,291)	(167,491)
Purchase of noncontrolling interests	(96,720)
Other, net	(542)	1,447

CHS Inc. balances, February 29, 2012 and February 28, 2011	$4,123,439	$3,556,946

Noncontrolling interests balances, September 1, 2011 and 2010	$349,728	$268,787
Net income attributable to noncontrolling interests	73,439	21,831
Distributions to noncontrolling interests	(77,519)	(4,190)
Distributions accrued	5,544	2,757
Purchase of noncontrolling interests	(337,145)
Other	(197)	418

Noncontrolling interests balances, February 29, 2012 and February 28, 2011	$13,850	$289,603

The purchase of noncontrolling interests above relate to our firm commitment to purchase the remaining NCRA noncontrolling interests. See Note 13, Acquisitions for additional information.

The following table presents the effect of changes in our NCRA ownership interest on CHS Inc. equities:

	For the Six Months Ended
	February 29, 2012	February 28, 2011
Net income attributable to CHS Inc.	$494,678	$396,323
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests	(82,138)

Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$412,540	$396,323

Note 8.    Comprehensive Income

Total comprehensive income was $81.4 million and $210.5 million for the three months ended February 29, 2012 and February 28, 2011, respectively, which included amounts attributable to noncontrolling interests of $0.8 million and $17.2 million, respectively. Total comprehensive income was $565.5 million and $422.8 million for the six months ended February 29, 2012 and February 28, 2011, respectively, which included amounts attributable to noncontrolling interests of $73.4 million and $21.8 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the six months ended February 29, 2012 and February 28, 2011. On February 29, 2012, August 31, 2011 and February 28, 2011, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.    Employee Benefit Plans

Employee benefits information for the three and six months ended February 29, 2012 and February 28, 2011 is as follows:

	Qualified		Non-Qualified
	Pension Benefits		Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
Components of net periodic benefit costs for the three months ended February 29, 2012 and February 28, 2011:
Service cost (credit)	$6,501	$6,467	$(31)	$319	$511	$421
Interest cost	5,909	5,505	348	496	637	509
Expected return on plan assets	(9,985)	(10,480)
Prior service cost (credit) amortization	458	582	57	35	(26)	(31)
Actuarial loss amortization	3,744	3,960	113	256	206	87
Transition amount amortization					234	234

Net periodic benefit cost	$6,627	$6,034	$487	$1,106	$1,562	$1,220

Components of net periodic benefit costs for the six months ended February 29, 2012 and February 28, 2011:
Service cost	$13,003	$12,934	$141	$639	$1,021	$841
Interest cost	11,844	11,010	696	993	1,273	1,018
Expected return on plan assets	(20,009)	(20,955)
Prior service cost (credit) amortization	916	1,164	114	70	(52)	(62)
Actuarial loss amortization	7,476	7,924	225	509	413	174
Transition amount amortization					468	469

Net periodic benefit cost	$13,230	$12,077	$1,176	$2,211	$3,123	$2,440

Employer Contributions:

Total contributions to be made during fiscal 2012, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 29, 2012, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a contribution for our benefit plans in fiscal 2012.

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Historically, our income is generally lowest during our second fiscal quarter and highest during our third fiscal quarter. Our business segments are subject to varying seasonal fluctuations. For example, in our Ag Business segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag Business segment, our grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and six months ended February 29, 2012 and February 28, 2011 is as follows:

		Ag	Corporate	Reconciling
	Energy	Business	and Other	Amounts	Total
For the Three Months Ended February 29, 2012
Revenues	$2,918,852	$6,008,402	$15,656	$(99,098)	$8,843,812
Cost of goods sold	2,821,733	5,890,328	(728)	(99,098)	8,612,235

Gross profit	97,119	118,074	16,384	—	231,577
Marketing, general and administrative	38,268	71,688	16,600		126,556

Operating earnings	58,851	46,386	(216)	—	105,021
Loss on investments		484			484
Interest, net	18,803	12,837	2,991		34,631
Equity income from investments	(2,053)	(3,088)	(14,811)		(19,952)

Income before income taxes	$42,101	$36,153	$11,604	$—	$89,858

Intersegment revenues	$(99,098)			$99,098	$—

For the Three Months Ended February 28, 2011
Revenues	$2,558,415	$5,215,991	$16,659	$(84,946)	$7,706,119
Cost of goods sold	2,417,440	5,081,404	(702)	(84,946)	7,413,196

Gross profit	140,975	134,587	17,361	—	292,923
Marketing, general and administrative	33,937	51,704	16,751		102,392

Operating earnings	107,038	82,883	610	—	190,531
Gain on investments		(66)			(66)
Interest, net	1,295	14,353	2,720		18,368
Equity income from investments	(1,467)	(18,319)	(22,145)		(41,931)

Income before income taxes	$107,210	$86,915	$20,035	$—	$214,160

Intersegment revenues	$(84,946)			$84,946	$—

For the Six Months Ended February 29, 2012
Revenues	$6,315,826	$12,458,223	$33,150	$(229,228)	$18,577,971
Cost of goods sold	5,786,901	12,150,199	(1,485)	(229,228)	17,706,387

Gross profit	528,925	308,024	34,635	—	871,584
Marketing, general and administrative	71,171	133,531	34,374		239,076

Operating earnings	457,754	174,493	261	—	632,508
Loss on investments		446			446
Interest, net	22,305	26,751	6,382		55,438
Equity income from investments	(3,943)	(10,250)	(29,888)		(44,081)

Income before income taxes	$439,392	$157,546	$23,767	$—	$620,705

Intersegment revenues	$(229,228)			$229,228	$—

Goodwill at February 29, 2012	$1,165	$70,138	$6,898		$78,201

Capital expenditures	$126,200	$68,716	$2,971		$197,887

Depreciation and amortization	$53,031	$42,242	$9,459		$104,732

Total identifiable assets at February 29, 2012	$3,803,977	$5,694,095	$1,868,923		$11,366,995

		Ag	Corporate	Reconciling
	Energy	Business	and Other	Amounts	Total
For the Six Months Ended February 28, 2011
Revenues	$4,951,157	$11,031,505	$32,273	$(173,712)	$15,841,223
Cost of goods sold	4,722,883	10,691,724	(1,671)	(173,712)	15,239,224

Gross profit	228,274	339,781	33,944	—	601,999
Marketing, general and administrative	64,013	104,591	32,182		200,786

Operating earnings	164,261	235,190	1,762	—	401,213
Gain on investments		(66)			(66)
Interest, net	2,928	27,025	5,506		35,459
Equity income from investments	(3,133)	(33,358)	(43,075)		(79,566)

Income before income taxes	$164,466	$241,589	$39,331	$—	$445,386

Intersegment revenues	$(173,712)			$173,712	$—

Goodwill at February 28, 2011	$1,165	$15,687	$6,898		$23,750

Capital expenditures	$90,756	$50,551	$1,223		$142,530

Depreciation and amortization	$59,017	$37,058	$8,041		$104,116

Total identifiable assets at February 28, 2011	$3,098,161	$6,021,339	$2,843,016		$11,962,516

Note 11.    Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at February 29, 2012, August 31, 2011 and February 28, 2011 were as follows:

	Fair Value Measurements at February 29, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Readily marketable inventories		$1,406,976		$1,406,976
Commodity and freight derivatives	$17,043	191,226		208,269
Other assets	74,537			74,537

Total Assets	$91,580	$1,598,202		$1,689,782

Liabilities:
Commodity and freight derivatives	$51,975	$243,609		$295,584
Interest rate swap derivatives		586		586
Foreign currency derivatives	72			72
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests			$101,003	101,003
Mandatorily redeemable noncontrolling interests			330,689	330,689

Total Liabilities	$52,047	$244,195	$431,692	$727,934

	Fair Value Measurements at August 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Readily marketable inventories		$1,288,049		$1,288,049
Commodity and freight derivatives	$85,082	549,056		634,138
Foreign currency derivatives	1,508			1,508
Other assets	68,246			68,246

Total Assets	$154,836	$1,837,105		$1,991,941

Liabilities:
Commodity and freight derivatives	$191,607	$290,256		$481,863
Interest rate swap derivatives		750		750

Total Liabilities	$191,607	$291,006		$482,613

	Fair Value Measurements at February 28, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Readily marketable inventories		$1,749,157		$1,749,157
Commodity and freight derivatives	$72,219	656,503		728,722
Other assets	71,452			71,452

Total Assets	$143,671	$2,405,660		$2,549,331

Liabilities:
Commodity and freight derivatives	$118,661	$333,370		$452,031
Foreign currency derivatives	121			121
Interest rate swap derivatives		551		551

Total Liabilities	$118,782	$333,921		$452,703

Readily marketable inventories — Our readily marketable inventories primarily include our grain, oilseed, and minimally processed soy-based inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. We estimate the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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

Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. Changes in the fair values of contracts designated as hedging instruments are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and are amortized into earnings within interest, net over the term of the agreements.

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

Fiscal 2012
Forward crack spread margin on February 29	$11.00-$16.17
Contractual target crack spread margin	$17.50
Expected volatility	93.31%
Risk-free interest rate	0.18-0.87%
Expected life (years)	1.50-5.51

The expected volatility was calculated using annualized daily historical market crack spread data. We adjust the volatility for market fluctuations on a quarterly basis.

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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended February 29, 2012:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	Mandatorily redeemable noncontrolling interests
Balances, December 1, 2011	$105,188	$328,676
Total gains included in cost of goods sold	(4,185)
Total losses included in interest, net		2,013

Balances, February 29, 2012	$101,003	$330,689

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended February 29, 2012:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	Mandatorily redeemable noncontrolling interests
Balances, September 1, 2011	$—	$—
Purchases	105,188	328,676
Total gains included in cost of goods sold	(4,185)
Total losses included in interest, net		2,013

Balances, February 29, 2012	$101,003	$330,689

There were no significant transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 12.    Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 29, 2012, our bank covenants allowed maximum guarantees of $500.0 million, of which $31.9 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of February 29, 2012.

Note 13.    Acquisitions

NCRA:

On November 29, 2011, the Board of Directors approved a stock transfer agreement, dated as of November 17, 2011, between us and GROWMARK, Inc. (Growmark), and a stock transfer agreement, dated as of November 17, 2011, between us and MFA Oil Company (MFA). Pursuant to these agreements, we will acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.571% of NCRA’s outstanding capital stock. We own the remaining approximately 74.429% of NCRA’s outstanding capital stock and accordingly, upon completion of the acquisitions contemplated by these agreements, NCRA will be a wholly-owned subsidiary.

Pursuant to the agreement with Growmark, we will acquire stock representing approximately 18.616% of NCRA’s outstanding capital stock in four separate closings to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which will be paid at each of the first three closings, and $111.4 million of which will be paid at the final closing). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

Pursuant to the agreement with MFA, we will acquire stock representing approximately 6.955% of NCRA’s outstanding capital stock in four separate closings to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which will be paid at each of the first three closings, and $41.6 million of which will be paid at the final closing). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

As a result of this transaction, we are no longer including the noncontrolling interests related to NCRA as a component of equity. Instead, we recorded the present value of the future payments to be made to Growmark and MFA as a liability on our Consolidated Balance Sheet as of November 30, 2011. The liability as of February 29, 2012 was $330.7 million, including interest accretion of $2.0 million. Noncontrolling interests in the amount of $337.1 million was reclassified and an additional adjustment to equity in the amount of $96.7 million was recorded as a result of the transaction. The equity adjustment included the initial fair value of the crack spread contingent payments of $105.2 million. The fair value of the liability associated with the crack spread contingent payments was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. As of February 29, 2012, the fair value of the crack spread contingent payment was $101.0 million and is included on our Consolidated Balance Sheet in other liabilities with the second quarter change of $4.2 million included as a reduction in cost of goods sold in our Consolidated Statements of Operations. The portion of NCRA earnings attributable to Growmark and MFA for the first quarter of fiscal 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in our second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests and patronage earned by Growmark and MFA are included as interest, net in our Consolidated Statements of Operations. In our second quarter, $13.8 million was included in interest for the patronage earned.

Solbar:

On February 9, 2012, we completed the acquisition of Solbar Industries Ltd., an Israeli company (Solbar), included in our Ag Business segment. Effective upon the closing of the merger, each outstanding share of Solbar was converted into the right to receive $4.00 in cash, without interest, and each outstanding Solbar stock option was terminated in exchange for a cash payment in an amount per share equal to the difference between the applicable exercise price per share and $4.00, for total consideration paid by the Company of $127.8 million, net of cash acquired of $7.4 million. Solbar provides soy protein ingredients to manufacturers in the meat, vegetarian, beverage, bars and crisps, confectionary, bakery, and pharmaceutical manufacturing markets. This acquisition deepens our presence in the value-added soy protein market. The fair market value of net assets was determined by market valuation reports using Level 3 inputs. Preliminary allocation of purchase price for this transaction has resulted in goodwill of $51.0 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $20.3 million. As this acquisition is not material, proforma results of operations are not presented. Solbar and its subsidiaries operate primarily in the countries of Israel, China and the U.S. Purchase accounting is still being finalized. The acquisition will not have a material impact on our consolidated results of operations. Preliminary fair values assigned to the net assets acquired were as follows:

(dollars in thousands)
Current assets	$67,002
Investments	961
Property, plant and equipment	71,324
Goodwill	50,998
Intangible assets	20,260
Current liabilities	(64,637)
Long-term debt	(13,808)
Other liabilities	(4,268)

Total net assets acquired	$127,832

Creston:

In November 2011, we acquired an oilseed crushing facility in Creston, Iowa for $32.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA) in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling G.P.

Recent Events

On February 9, 2012, we completed the acquisition of Solbar Industries Ltd., an Israeli company (Solbar). See Note 13, Acquisitions for additional information.

Results of Operations

Comparison of the three months ended February 29, 2012 and February 28, 2011

General.    We recorded income before income taxes of $89.9 million during the three months ended February 29, 2012 compared to $214.2 million during the three months ended February 28, 2011, a decrease of $124.3 million (58%). Operating results reflected decreased pretax earnings in both segments and in Corporate and Other.

Our Energy segment generated income before income taxes of $42.1 million for the three months ended February 29, 2012 compared to $107.2 million in the three months ended February 28, 2011. The decrease in earnings of $65.1 million is primarily from reduced margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane and renewable fuels marketing businesses improved, while our lubricants and transportation businesses experienced lower earnings during the three months ended February 29, 2012 when compared to the same three-month period of the previous year. We have considered recent news regarding the reversal of the crude oil pipeline in the Cushing, OK area, and believe that the reversal could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag Business segment generated income before income taxes of $36.2 million for the three months ended February 29, 2012 compared to $86.9 million in the three months ended February 28, 2011, a decrease in earnings of $50.7 million. Earnings from our wholesale crop nutrients business decreased $21.8 million for the three months ended February 29, 2012 compared with the same period in fiscal 2011, primarily due to decreased product margins, which included the effect of lower of cost or market adjustments of $7.0 million. Our country operations earnings decreased $14.2 million during the three months ended February 29, 2012 compared to the same period in the prior year. Overall, merchandise margins increased for retail operations while grain margins decreased, and combined with increased operating expenses from acquisitions and expansion, resulted in the declined earnings. Our grain marketing earnings decreased by $7.5 million during the three months ended February 29, 2012 compared with the same period in the prior year, primarily due to lower margins. Our oilseed processing margins increased, but we experienced lower earnings due to increased expenses primarily related to acquisition costs of $5.5 million related to our acquisition of Solbar, during the three months ended February 29, 2012 compared to the same period in the prior year. We expect decreased grain volumes during fiscal 2012, primarily from large crops harvested in the Black Sea, South America and Australia, which we believe will reduce our grain exports and reduce our earnings. In addition, the fall harvest produced short crops in the U.S, which may also negatively impact our volumes.

Corporate and Other generated income before income taxes of $11.6 million for the three months ended February 29, 2012 compared to $20.0 million during the same period of the previous year, a decrease in earnings of $8.4 million (42%). Business solutions experienced a net decrease in earnings of $1.0 million for the three months ended February 29, 2012 compared with the same period in the prior year, primarily due to decreased margins in our financing business. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, decreased by $3.6 million for the three months ended February 29, 2012, compared to the same period of the previous year, primarily from decreased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, decreased by $3.0 million during the three months ended February 29, 2012 compared to the same period in the previous year.

Net Income attributable to CHS Inc.    Consolidated net income attributable to CHS Inc. for the three months ended February 29, 2012 was $78.5 million compared to $194.6 million for the three months ended February 28, 2011, which represents a $116.1 million decrease (60%).

Revenues.    Consolidated revenues were $8.8 billion for the three months ended February 29, 2012 compared to $7.7 billion for the three months ended February 28, 2011, which represents a $1.1 billion increase (14.8%).

Our Energy segment revenues of $2.8 billion, after elimination of intersegment revenues, increased by $346.3 million (14%) during the three months ended February 29, 2012 compared to the three months ended February 28, 2011. During the three months ended February 29, 2012 and February 28, 2011, our Energy segment recorded revenues from sales to our Ag Business segment of $99.1 million and $84.9 million, respectively. The net increase in revenues of $346.3 million is comprised of a net increase of $208.5 million related to higher prices and $137.8 million related to higher sales volume. Refined fuels revenues increased $269.8 million (16%), of which $17.6 million was related to a net average selling price increase, and $252.2 million was related to a net increase in sales volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.03 per gallon (1%), and sales volumes increased by 15%. Propane revenues decreased $22.2 million (6%), of which $43.8 million was attributable to a decrease in volume, partially offset by $21.5 million related to an increase in the net average selling price, when compared to the same period in the previous year. The average selling price of propane increased $0.10 per gallon (7%) and sales volume decreased 13% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $96.5 million (28%), from a 29% increase in volume, partially offset by a decrease in the average selling price of $0.03 per gallon (1%), when compared with the same three-month period in the previous year.

Our Ag Business segment revenues of $6.0 billion increased $0.8 billion (15%) during the three months ended February 29, 2012 compared to the three months ended February 28, 2011. Grain revenues in our Ag Business segment totaled $4.8 billion and $4.2 billion during the three months ended February 29, 2012 and February 28, 2011, respectively. Of the grain revenues increase of $634.0 million (15%), $52.7 million is due to increased average grain selling prices and $581.3 million is related to an increase in volume of 14% during the three months ended February 29, 2012 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.09 per bushel (1%) over the same three-month period in fiscal 2011. Corn had increased volumes, while soybeans and wheat had decreased volumes compared to the three months ended February 28, 2011.

Our oilseed processing revenues in our Ag Business segment of $327.9 million increased $17.3 million (6%) during the three months ended February 29, 2012 compared to the three months ended February 28, 2011. The net increase in revenues is comprised of $19.7 million related to increased volumes, partially offset by a decrease of $2.3 million in the average selling price of our oilseed products, as compared to the three months ended February 28, 2011. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $513.0 million and $427.5 million during the three months ended February 29, 2012 and February 28, 2011, respectively. Of the wholesale crop nutrient revenues increase of $85.4 million (20%), $49.7 million was related to increased average fertilizer selling prices and $35.7 million related to increased volumes, during the three months ended February 29, 2012 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $46.19 per ton (11%) over the same three-month period in fiscal 2011. Our wholesale crop nutrient volumes increased 8% during the three months ended February 29, 2012 compared with the same period in the previous year.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $380.8 million increased by $94.8 million (33%) during the three months ended February 29, 2012 compared to the three months ended February 28, 2011, primarily the result of increased country operations sales of energy and feed products. Other revenues within our Ag Business segment of $40.4 million during the three months ended February 29, 2012 increased $4.6 million (13%) compared to the three months ended February 28, 2011.

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

Cost of Goods Sold.    Consolidated cost of goods sold was $8.6 billion for the three months ended February 29, 2012 compared to $7.4 billion for the three months ended February 28, 2011, which represents a $1.2 billion (16%) increase.

Our Energy segment cost of goods sold of $2.8 billion increased by $404.3 million (17%) during the three months ended February 29, 2012 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to an increase in the average cost and increased sales volumes for refined fuels products. Specifically, refined fuels cost of goods sold increased $348.9 million (23%) which reflects an increase in the average cost of refined fuels of $0.16 per gallon (7%); while volumes increased by 15.4% compared to the three months ended February 28, 2011. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the three months ended February 28, 2011. The aggregate average per unit cost of crude oil purchased for the two refineries increased 20% compared to the three months ended February 28, 2011. Cost of goods sold increased by $46.7 million when compared to the second quarter of fiscal 2011 as a result of the change in fair values of our derivative contracts and is reflected in the $0.16 per gallon average cost of refined fuels. In addition, cost of goods sold decreased by $4.2 million as a result of the change in the contingent crack spread liability related to our purchase of noncontrolling interests of NCRA. The cost of goods sold of propane decreased $19.9 million (6%) primarily from a 13% decrease in volumes, partially offset by an average cost increase of $0.10 per gallon (7.7%), when compared to the three months ended February 28, 2011. Renewable fuels marketing costs increased $95.8 million (28%), primarily from a 29% increase in volumes, partially offset by a decrease in the average cost of $0.03 per gallon (1.3%), when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $5.9 billion, increased $808.9 million (16%) during the three months ended February 29, 2012 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $4.6 billion and $4.1 billion during the three months ended February 29, 2012 and February 28, 2011, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $541.0 million (13%) compared to the three months ended February 28, 2011. This is primarily the result of a 14% net increase in bushels sold, partially offset by a $0.05 (1%) decrease in the average cost per bushel, as compared to the same period in the prior year.

Our oilseed processing cost of goods sold in our Ag Business segment of $318.9 million increased $20.4 million (7%) during the three months ended February 29, 2012 compared to the three months ended February 28, 2011, which was primarily due to increases in the cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $510.2 million and $405.9 million during the three months ended February 29, 2012 and February 28, 2011, respectively. The net increase of $104.3 million (26%) is comprised of an increase in the average cost per ton of fertilizer of $66 (16%) and a net increase in tons sold of 8%, when compared to the same three-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $85.1 million (41%) during the three months ended February 29, 2012 compared to the three months ended February 28, 2011, primarily due to net higher input commodity prices, along with increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative.    Marketing, general and administrative expenses of $126.6 million for the three months ended February 29, 2012 increased by $24.2 million (24%) compared to the three months ended February 28, 2011. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag Business segment.

Interest, net.    Net interest of $34.6 million for the three months ended February 29, 2012 increased $16.3 million (89%) compared to the same period in fiscal 2011. Interest expense for the three months ended February 29, 2012 and February 28, 2011 was $38.0 million and $20.3 million, respectively. The increase in interest expense of $17.8 million (88%) is primarily due to interest accretion of $2.0 million related to the purchase of the NCRA noncontrolling interests and $13.8 million of patronage earned by the noncontrolling interests of NCRA. See Note 13, Acquisitions for more information. The increase in interest expense was also due to a private placement of $500.0 million in June 2011 for long-term debt, partially offset by decreased short-term borrowings from decreased working capital needs during the three months ended February 29, 2012 compared to the same period in the previous year. The average level of short-term borrowings decreased $748.6 million during the three months ended February 29, 2012 compared to the same period in fiscal 2011. For the three months ended February 29, 2012 and February 28, 2011, we capitalized interest of $1.9 million and $1.3 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $1.5 million and $0.6 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

Equity Income from Investments.    Equity income from investments of $20.0 million for the three months ended February 29, 2012 decreased $22.0 million (52%) compared to the three months ended February 28, 2011. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business and Corporate and Other segments of $15.2 million and $7.3 million, respectively, and was partially offset by increased equity investment earnings in our Energy segment of $0.6 million.

Our Ag Business segment generated decreased equity investment earnings of $15.2 million. We had a net decrease of $13.6 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended February 29, 2012 compared to the same period the previous year, which is primarily related to decreased earnings from an international investment and the dissolution of United Harvest. Additionally, we sold our 45% ownership interest in Multigrain AG during fiscal 2011 to one of our joint venture partners, Mitsui & Co. Our country operations business reported an aggregate decrease in equity investment earnings of $1.4 million from several small equity investments.

Corporate and Other generated decreased equity investment earnings of $7.3 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which decreased $3.6 million compared to the same three-month period in the previous year. Our wheat milling joint venture earnings also decreased by $3.3 million compared to the same three-month period in the previous year

Income Taxes.    Income tax expense was $10.6 million for the three months ended February 29, 2012 compared with $2.3 million for the three months ended February 28, 2011, resulting in effective tax rates of 11.8% and 1.1%, respectively. As a result of the Multigrain, S.A. transaction previously discussed, during the three months ended February 28, 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended February 29, 2012 and February 28, 2011. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.    Income attributable to noncontrolling interests of $0.8 million for the three months ended February 29, 2012 decreased by $16.5 million compared to the three months ended February 28, 2011. This net decrease was primarily due to our purchase of the noncontrolling interests related to NCRA, as discussed in Note 13, Acquisitions. The portion of NCRA earnings attributable to the noncontrolling interests of NCRA for our first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings will not be attributable to the noncontrolling interests and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Comparison of the six months ended February 29, 2012 and February 28, 2011

General.    We recorded income before income taxes of $620.7 million during the six months ended February 29, 2012 compared to $445.4 million during the six months ended February 28, 2011, an increase of $175.3 million (39%). Operating results reflected higher pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $439.4 million for the six months ended February 29, 2012 compared to $164.5 million in the six months ended February 28, 2011. This increase in earnings of $274.9 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane and transportation businesses improved, while our renewable fuels marketing and lubricants businesses experienced lower earnings during the six months ended February 29, 2012 when compared to the same six-month period of the previous year. We have considered recent news regarding the reversal of the crude oil pipeline in the Cushing, OK area, and believe that the reversal could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag Business segment generated income before income taxes of $157.5 million for the six months ended February 29, 2012 compared to $241.6 million in the six months ended February 28, 2011, a decrease in earnings of $84.1 million. Earnings from our wholesale crop nutrients business decreased $18.8 million for the six months ended February 29, 2012 compared with the same period in fiscal 2011, primarily due to decreased product margins, which included the effect of lower of cost or market adjustments of $9.4 million. Our country operations earnings decreased $24.1 million during the six months ended February 29, 2012 compared to the same period in the prior year. Overall, merchandise margins increased for retail operations while grain margins decreased, and combined with increased operating expenses from acquisitions and expansion, resulted in the declined earnings. Our grain marketing earnings decreased by $32.7 million during the six months ended February 29, 2012 compared with the same period in the prior year, primarily due to lower operating margins. Our oilseed processing margins increased but we experienced lower earnings due to increased expenses primarily related to acquisition costs of $5.5 million related to our acquisition of Solbar, during the six months ended February 29, 2012 compared to the same period in the prior year. We expect decreased grain volumes during fiscal 2012, primarily from large crops harvested in the Black Sea, South America and Australia, which we believe will reduce our grain exports and reduce our earnings. In addition, the fall harvest produced short crops in the U.S, which may also negatively impact our volumes.

Corporate and Other generated income before income taxes of $23.8 million for the six months ended February 29, 2012 compared to $39.3 million during the same period of the previous year, a decrease in earnings of $15.5 million (40%). Business solutions experienced a net decrease in earnings of $1.9 million for the six months ended February 29, 2012 compared with the same period in the prior year, primarily due to decreased earnings from our financing business. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, decreased by $7.7 million for the six months ended February 29, 2012, compared to the same period of the previous year, primarily from decreased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, decreased by $4.5 million during the six months ended February 29, 2012 compared to the same period in the previous year.

Net Income attributable to CHS Inc.    Consolidated net income attributable to CHS Inc. for the six months ended February 29, 2012 was $494.7 million compared to $396.3 million for the six months ended February 28, 2011, which represents a $98.4 million increase (25%).

Revenues.    Consolidated revenues were $18.6 billion for the six months ended February 29, 2012 compared to $15.8 billion for the six months ended February 28, 2011, which represents a $2.7 billion increase (17%).

Our Energy segment revenues of $6.1 billion, after elimination of intersegment revenues, increased by $1.3 billion (28%) during the six months ended February 29, 2012 compared to the six months ended February 28, 2011. During the six months ended February 29, 2012 and February 28, 2011, our Energy segment recorded revenues from sales to our Ag Business segment of $229.2 million and $173.7 million, respectively. The net increase in revenues of $1.3 billion is comprised of a net increase of $969.7 million related to higher prices and $339.4 million related to higher sales volume. Refined fuels revenues increased $1.1 billion (33%), of which $669.8 million was related to a net average selling price increase, and $434.9 million was related to a net increase in sales volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.45 per gallon (18%), and sales volumes increased by 13%. Propane revenues increased $63.0 million (12%), of which $67.2 million was related to an increase in the net average selling price, partially offset by a decrease of $4.2 million attributable to volume, when compared to the same period in the previous year. The average selling price of propane increased $0.17 per gallon (13%) and sales volume decreased 1% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $133.6 million (19%), from an increase in the average selling price of $0.20 per gallon (9%) and a 10% increase in volume, when compared with the same six-month period in the previous year.

Our Ag Business segment revenues of $12.5 billion increased $1.4 billion (13%) during the six months ended February 29, 2012 compared to the six months ended February 28, 2011. Grain revenues in our Ag Business segment totaled $9.5 billion and $8.6 billion during the six months ended February 29, 2012 and February 28, 2011, respectively. Of the grain revenues increase of $867.1 million (10%), $656.7 million is due to increased average grain selling prices and $210.4 million is attributable to a net increase in volume of 2% during the six months ended February 29, 2012 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.61 per bushel (7%) over the same six-month period in fiscal 2011. Corn had increased volumes, while soybeans and wheat had decreased volumes compared to the six months ended February 28, 2011.

Our oilseed processing revenues in our Ag Business segment of $676.6 million increased $84.2 million (14%) during the six months ended February 29, 2012 compared to the six months ended February 28, 2011. The net increase in revenues is comprised of $50.5 million from an increase in the average selling price of our oilseed products and an increase of $33.7 million related to increased volumes, as compared to the six months ended February 28, 2011. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.2 billion and $1.0 billion during the six months ended February 29, 2012 and February 28, 2011, respectively. Of the wholesale crop nutrient revenues increase of $185.3 million (19%), $207.1 million was related to increased average fertilizer selling prices, partially offset by $21.8 million related to decreased volumes, during the six months ended February 29, 2012 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $89 per ton (21%) over the same six-month period in fiscal 2011. Our wholesale crop nutrient volumes decreased 2% during the six months ended February 29, 2012 compared with the same period in the previous year.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $1.0 billion increased by $278.4 million (37%) during the six months ended February 29, 2012 compared to the six months ended February 28, 2011, primarily the result of increased country operations sales of energy and feed products. Other revenues within our Ag Business segment of $99.7 million during the six months ended February 29, 2012 increased $11.7 million (13%) compared to the six months ended February 28, 2011.

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

Cost of Goods Sold.    Consolidated cost of goods sold was $17.7 billion for the six months ended February 29, 2012 compared to $15.2 billion for the six months ended February 28, 2011, which represents a $2.5 billion (16%) increase.

Our Energy segment cost of goods sold of $5.8 billion increased by $1.1 billion (23%) during the six months ended February 29, 2012 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to an increase in the average cost and increased sales volumes for refined fuels products. Specifically, refined fuels cost of goods sold increased $815.4 million (26%) which reflects an increase in the average cost of refined fuels of $0.27 per gallon (11%); while volumes increased by 13% compared to the six months ended February 28, 2011. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the six months ended February 28, 2011. The aggregate average per unit cost of crude oil purchased for the two refineries increased 18% compared to the six months ended February 28, 2011. Cost of goods sold decreased by $66.3 million when compared to the six months ended February 28, 2011 as a result of the change in fair values of our derivative contracts and is reflected in the $0.27 per gallon average cost of refined fuels. In addition, cost of goods sold decreased by $4.2 million as a result of the change in the contingent crack spread liability related to our purchase of noncontrolling interests of NCRA. The cost of goods sold of propane increased $64.7 million (13%) primarily from an average cost increase of $0.18 per gallon (14%), partially offset by a 1% decrease in volumes, when compared to the six months ended February 28, 2011. Renewable fuels marketing costs increased $133.3 million (19%), primarily from an increase in the average cost of $0.20 per gallon (8.8%) and a 10% increase in volumes, when compared with the same six-month period in the previous year.

Our Ag Business segment cost of goods sold, after elimination of intersegment costs, of $12.2 billion, increased $1.5 billion (14%) during the six months ended February 29, 2012 compared to the same period of the prior year. Grain cost of goods sold in our Ag Business segment totaled $9.3 billion and $8.4 billion during the six months ended February 29, 2012 and February 28, 2011, respectively. The cost of grains and oilseed procured through our Ag Business segment increased $882.9 million (11%) compared to the six months ended February 28, 2011. This is primarily the result of a $0.63 (8%) increase in the average cost per bushel and a 2% net increase in bushels sold, as compared to the same period in the prior year.

Our oilseed processing cost of goods sold in our Ag Business segment of $663.0 million increased $89.0 million (16%) during the six months ended February 29, 2012 compared to the six months ended February 28, 2011, which was primarily due to increases in the cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag Business segment totaled $1.1 billion and $0.9 billion during the six months ended February 29, 2012 and February 28, 2011, respectively. The net increase of $200.6 million (21%) is comprised of an increase in the average cost per ton of fertilizer of $95 (24%), partially offset by a net decrease in tons sold of 2%, when compared to the same six-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $259.3 million (45%) during the six months ended February 29, 2012 compared to the six months ended February 28, 2011, primarily due to net higher input commodity prices, along with increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative.    Marketing, general and administrative expenses of $239.1 million for the six months ended February 29, 2012 increased by $38.3 million (19%) compared to the six months ended February 28, 2011. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag Business segment.

Interest, net.    Net interest of $55.4 million for the six months ended February 29, 2012 increased $20.0 million (56%) compared to the same period in fiscal 2011. Interest expense for the six months ended February 29, 2012 and February 28, 2011 was $61.4 million and $39.2 million, respectively. The increase in interest expense of $22.2 million (57%) is primarily due to interest accretion of $2.0 million and patronage earned of $13.8 million related to the purchase of the NCRA noncontrolling interests. See Note 13, Acquisitions for more information. The increase in interest expense was also due to a private placement of $500.0 million in June 2011 for long-term debt during the six months ended February 29, 2012 compared to the same period in the previous year. The average level of short-term borrowings decreased $578.0 million during the six months ended February 29, 2012 compared to the same period in fiscal 2011. For the six months ended February 29, 2012 and February 28, 2011, we capitalized interest of $3.7 million and $2.7 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $2.2 million and $1.0 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

Equity Income from Investments.    Equity income from investments of $44.1 million for the six months ended February 29, 2012 decreased $35.5 million (45%) compared to the six months ended February 28, 2011. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business and Corporate and Other segments of $23.1 million and $13.2 million, respectively, and was partially offset by increased equity investment earnings in our Energy segment of $0.8 million.

Our Ag Business segment generated decreased equity investment earnings of $23.1 million. We had a net decrease of $20.4 million from our share of equity investment earnings in our grain marketing joint ventures during the six months ended February 29, 2012 compared to the same period the previous year, which is primarily related to decreased earnings from an international investment and the dissolution of United Harvest. Additionally, we sold our 45% ownership interest in Multigrain AG during fiscal 2011 to one of our joint venture partners, Mitsui & Co. Our country operations business reported an aggregate decrease in equity investment earnings of $2.4 million from several small equity investments.

Corporate and Other generated decreased equity investment earnings of $13.2 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which decreased $7.5 million compared to the same six-month period in the previous year. Our wheat milling joint venture earnings also decreased by $5.0 million compared to the same six-month period in the previous year.

Income Taxes.    Income tax expense was $52.6 million for the six months ended February 29, 2012 compared with $27.2 million for the six months ended February 28, 2011, resulting in effective tax rates of 8.5% and 6.1%, respectively. As a result of the Multigrain, S.A. transaction previously discussed, during the six months ended February 28, 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the six-month periods ended February 29, 2012 and February 28, 2011. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.    Income attributable to noncontrolling interests of $73.4 million for the six months ended February 29, 2012 increased by $51.6 million compared to the six months ended February 28, 2011. This net increase was primarily due to increased earnings in our Energy segment. As discussed in Note 13, Acquisitions, the portion of NCRA earnings attributable to the noncontrolling interests of NCRA for our first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings will not be attributable to the noncontrolling interests and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On February 29, 2012, we had working capital, defined as current assets less current liabilities, of $2,696.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0, compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011. On February 28, 2011, we had working capital of $1,709.8 million and a current ratio of 1.3 to 1.0, compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010.

On February 29, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of February 29, 2012. As of August 31, 2011 we had two revolving lines of credit totaling $2.2 billion, both of which were terminated and replaced by the existing facilities in September 2011. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

On February 28, 2011, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that had an expiration date of June 2015, which had $571.2 million outstanding on February 28, 2011, and interest rates ranging from 0.75% to 2.02%. On November 24, 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that had an expiration date in November 2011. There was $525.6 million outstanding on the 364-day revolving facility on February 28, 2011, with interest rates ranging from 0.75% to 3.83%.

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

Our cash flows provided by operating activities were $605.8 million for the six months ended February 29, 2012 compared to cash flows used in operating activities of $957.2 million for the six months ended February 28, 2011. The fluctuation in cash flows when comparing the two periods is primarily from a slight increase in cash outflows for net changes in operating assets and liabilities during the six months ended February 29, 2012, compared to a significant increase in net cash outflows during the six months ended February 28, 2011. Grain inventory quantities increased while agricultural commodity prices decreased during the six months ended February 29, 2012, and resulted in additional working capital needs compared to August 31, 2011. Commodity prices increased significantly during six months ended February 28, 2011, and resulted in a large increase in working capital needs compared to August 31, 2010.

Our operating activities provided net cash of $605.8 million during the six months ended February 29, 2012. Net income including noncontrolling interests of $568.1 million and net non-cash expenses and cash distributions from equity investments of $122.7 million were partially offset by an increase in net operating assets and liabilities of $85.0 million. The primary components of adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization, and amortization of deferred major repair costs, of $122.8 million, and redemptions from equity investments, net of income from those investments, of $6.7 million. The slight decrease in net operating assets and liabilities was caused primarily by an increase in inventory quantities partially offset by a decrease in grain commodity prices in addition to a decrease in accounts payable and accrued expenses. This was partially offset by decreases in net margin deposits and net derivative assets which resulted from the decrease in commodity prices, on February 29, 2012, when compared to August 31, 2011. On February 29, 2012, the per bushel market prices of our three primary grain commodities decreased as follows: corn $1.00 (13%), soybeans $1.29 (9%) and spring wheat $1.56 (16%) when compared to market prices on August 31, 2011. In general, crude oil market prices increased $18 (21%) per barrel on February 29, 2012 compared to August 31, 2011. On February 29, 2012, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased between 6% and 22%, depending on the specific products, compared to prices on August 31, 2011, with the exception of Urea, which increased 2%. An increase in grain inventory quantities in our Ag Business segment of 51.6 million bushels (42%) contributed to the increase in net operating assets and liabilities when comparing inventories at February 29, 2012 to August 31, 2011.

Our operating activities used net cash of $957.2 million during the six months ended February 28, 2011. Net income including noncontrolling interests of $418.2 million and net non-cash expenses and cash distributions from equity investments of $73.3 million were exceeded by an increase in net operating assets and liabilities of $1,448.7 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, with amortization of deferred major repair costs, of $118.3 million, partially offset by deferred taxes of $20.2 million and income from equity investments, net of redemptions of those investments, of $20.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities reflected in increased inventories, margin deposits, other current assets and derivative assets, partially offset by an increase in customer advance payments and credit balances on February 28, 2011, when compared to August 31, 2010. On February 28, 2011, the per bushel market prices of our three primary grain commodities increased as follows: corn $2.98 (70%), soybeans $3.49 (35%) and spring wheat $2.35 (34%) when compared to market prices on August 31, 2010. In general, crude oil market prices increased $25 (35%) per barrel on February 28, 2011 compared to August 31, 2010. On February 28, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 18% and 36%, depending on the specific products, compared to prices on August 31, 2010. An increase in grain inventory quantities in our Ag Business segment of 31.3 million bushels (21%) also contributed to the increase in net operating assets and liabilities when comparing inventories at February 28, 2011 to August 31, 2010.

Our cash usage is usually greatest during the second quarter of our fiscal year as we build inventories at our retail operations in our Ag Business segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter, although we cannot ensure this historical trend will continue. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 29, 2012 and February 28, 2011, the net cash flows used in our investing activities totaled $342.6 million and $750.9 million, respectively.

The acquisition of property, plant and equipment totaled $197.9 million and $142.5 million for the six months ended February 29, 2012 and February 28, 2011, respectively. Included in our acquisitions of property, plant and equipment during the six months ended February 28, 2011, were capital expenditures for an Environmental Protection Agency (EPA) mandated regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Both refineries were producing gasoline within the regulated benzene levels as of January 1, 2011. Approximately $18.0 million of expenditures for the project were incurred during the six months ended February 28, 2011.

Expenditures for major repairs related to our refinery turnarounds during the six months ended February 29, 2012 and February 28, 2011, were $19.8 million and $82.9 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six-week period every 2-4 years. Our Laurel, Montana refinery completed a turnaround during the first quarter of fiscal 2012. Both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds during the first quarter of fiscal 2011.

For the year ending August 31, 2012, we expect total expenditures for the acquisition of property, plant and equipment and major repairs to be approximately $500 million. Included in our expected capital expenditures for fiscal 2012, is $60.0 million for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. During the first six months of fiscal 2012, we spent $19.3 million related to this project. We had previously included anticipated expenditures for upgraded infrastructure and additional capacity at our Kalama, Washington grain export facility. With the recent agreement to sublease this facility to TEMCO, we are no longer including these amounts in our expected capital expenditures as they will be incurred by TEMCO.

Investments made during the six months ended February 29, 2012 and February 28, 2011, totaled $15.2 million and $5.3 million, respectively. We expect to make future cash contributions to TEMCO beginning in fiscal 2013 to fund our half of the Kalama, Washington expansion.

Cash acquisitions of businesses, net of cash received, totaled $158.2 million and $65.5 million during the six months ended February 29, 2012 and February 28, 2011, respectively. In February 2012, we acquired Solbar for $127.8 million, net of cash acquired, which is included in our Ag Business segment. This acquisition deepens our presence in the value-added soy protein market. Solbar and its subsidiaries operate in the countries of Israel, China and the U.S. See Note 13, Acquisitions for additional information. In fiscal 2012, we also purchased an oilseed crushing facility in Creston, Iowa for $32.3 million, which is included in our Ag Business segment. In January 2011, we purchased Agri Point Ltd. (Agri Point), for $62.4 million, net of cash acquired. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination.

Changes in notes receivable during the six months ended February 29, 2012 resulted in a net increase in cash flows of $42.4 million compared to a net decrease of $485.8 million during the six months ended February 28, 2011. The primary cause of the increase in cash flows during fiscal 2012 was a decrease in CHS Capital notes receivable on February 29, 2012 compared to August 31, 2011 of $100.4 million, partially offset by an increase in NCRA related party notes receivables. During fiscal 2011, the primary cause of the decrease in cash flows was additional CHS Capital notes receivable of $461.8 million resulting from additional customer borrowings due to higher commodity prices.

Partially offsetting our cash outlays for investing activities for the six months ended February 28, 2011, were redemptions of investments we received totaling $26.5 million. These redemptions were primarily related to returns of capital from Agriliance for proceeds the company received from the sale of its retail facilities and the collection of receivables. For the six months ended February 29, 2012, we received $2.6 million related to redemptions of investments. In addition, for the six months ended February 29, 2012 and February 28, 2011, we received proceeds from the disposition of property, plant and equipment of $1.8 million and $4.8 million, respectively.

Cash Flows from Financing Activities

For the six months ended February 29, 2012, the net cash flows used by our financing activities totaled $687.8 million compared to the net cash flows provided by our financing activities of $1,497.2 million for the six months ended February 28, 2011.

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On February 29, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. On February 28, 2011, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that had a May 2011 expiration date and the other was a $1.3 billion committed 364-day revolving facility that had an expiration date in November 2011. Both of these lines of credit were replaced and terminated in connection with the issuance of our existing revolvers in September 2011. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million, that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A., CHS do Brasil Ltda. and CHS de Argentina have uncommitted lines of credit which are collateralized by $136.8 million of inventories and receivables at February 29, 2012. In addition, Solbar has collateralized lines of credit with $37.0 million outstanding at February 29, 2012. We had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $182.7 million, $130.7 million and $1,190.9 million as of February 29, 2012, August 31, 2011 and February 28, 2011, respectively.

We have two commercial paper programs, totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. We had no commercial paper outstanding on February 29, 2012, August 31, 2011 or February 28, 2011.

CHS Capital Financing

CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.21% as of February 29, 2012. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $135.0 million as of February 29, 2012.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.98% to 3.52% as of February 29, 2012. As of February 29, 2012, the total funding commitment under these agreements was $282.7 million, of which $100.5 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $250.0 million. The total outstanding commitments under the program totaled $163.4 million as of February 29, 2012, of which $83.4 million was borrowed under these commitments with an interest rate of 1.82%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.85% to 1.35% as of February 29, 2012, and are due upon demand. Borrowings under these notes totaled $134.5 million as of February 29, 2012.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On February 29, 2012, we had total long-term debt outstanding of $1,489.5 million, of which $150.0 million was bank financing, $1,273.1 million was private placement debt and $66.4 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011, has not changed significantly during the six months ended February 29, 2012. On August 31, 2011 and February 28, 2011, we had long-term debt outstanding of $1,502.0 million and $1,040.0 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $31.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios as of February 29, 2012. We were in compliance with all debt covenants and restrictions as of February 29, 2012.

We had no long-term borrowings during the six months ended February 29, 2012, compared to $100.0 million of long-term borrowing during the six months ended February 28, 2011. During the six months ended February 29, 2012 and February 28, 2011, we repaid long-term debt of $39.9 million and $45.1 million, respectively.

Other Financing

During the six months ended February 29, 2012 and February 28, 2011, changes in checks and drafts outstanding resulted in a decrease in cash flows of $8.4 million and an increase in cash flows of $8.1 million, respectively.

Distributions to noncontrolling interests for the six months ended February 29, 2012 and February 28, 2011, were $77.5 million and $4.2 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2011, were distributed during the six months ended February 29, 2012. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for nonindividual members was $260.1 million. During the six months ended February 28, 2011, we distributed cash patronage of $141.4 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them, and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2011, that will be distributed in cash in fiscal 2012, to be approximately $136.0 million, of which $130.6 million was redeemed in cash during the six months ended February 29, 2012, compared to $52.2 million distributed in cash during the six months ended February 28, 2011.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Global Select Market under the symbol CHSCP. On February 29, 2012, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the six months ended February 29, 2012 and February 28, 2011, were $12.3 million and $12.3 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011, have not materially changed during the six months ended February 29, 2012.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of February 29, 2012, our bank covenants allowed maximum guarantees of $500.0 million, of which $31.9 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of February 29, 2012.

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

In March 2012, NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Kansas Department of Health and Environment, regarding the terms of a settlement with respect to alleged violations of EPA regulations at NCRA’s McPherson, Kansas refinery. The settlement takes the form of a consent decree filed with the U.S. District Court for the District of Kansas. The consent decree details an investment to be made by NCRA for approximately $0.7 million to support local Supplemental Environmental Projects which will benefit the community’s emergency response personnel and the community, including the purchase of a new ambulance, emergency command trailer, and other emergency response equipment. The consent decree also requires NCRA to pay approximately $0.7 million, plus associated interest, in civil cash penalties. This settlement will not have a material adverse affect on us or NCRA.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2011. There have been no changes to these policies during the six months ended February 29, 2012.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. As ASU No. 2011-11 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

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

We did not experience any material changes in market risk exposures for the period ended February 29, 2012, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the second fiscal quarter ended February 29, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2012, NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Kansas Department of Health and Environment, regarding the terms of a settlement with respect to alleged violations of EPA regulations at NCRA’s McPherson, Kansas refinery. The settlement takes the form of a consent decree filed with the U.S. District Court for the District of Kansas. The consent decree details an investment to be made by NCRA for approximately $0.7 million to support local Supplemental Environmental Projects which will benefit the community’s emergency response personnel and the community, including the purchase of a new ambulance, emergency command trailer, and other emergency response equipment. The consent decree also requires NCRA to pay approximately $0.7 million, plus associated interest, in civil cash penalties. This settlement will not have a material adverse affect on us or NCRA.

ITEM 1A.	Risk Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Amendment No. 1 Amended and Restated Base Indenture, dated as of February 10, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee.

10.2	Amended and Restated Limited Liability Company Agreement, dated February 1, 2012 among CHS Inc. and Cargill. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.3	Merger agreement dated as of February 9, 2012, among CHS, Science Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of CHS, and Solbar Industries Ltd., an Israeli company (Incorporated by reference to our Current Report on Form 8-K, filed February 9, 2012).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

April 11, 2012

/s/ David A. Kastelic
David A. Kastelic
Executive Vice President and Chief Financial Officer