Form 10-Q
period 2012-05-31
CHS INC
filed 2012-07-12
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended May 31, 2012.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding at July 12, 2012
NONE	NONE

PART I. FINANCIAL INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2012.

ITEM 1.	FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2012	August 31, 2011	May 31, 2011
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$689,281	$937,685	$289,741
Receivables	3,348,808	2,980,105	3,242,200
Inventories	2,634,734	2,768,424	3,045,737
Derivative assets	359,102	635,646	756,018
Margin deposits	331,104	1,081,243	1,099,140
Other current assets	294,463	334,232	429,419

Total current assets	7,657,492	8,737,335	8,862,255
Investments	632,215	595,979	569,922
Property, plant and equipment	2,706,674	2,420,214	2,388,531
Other assets	476,973	463,482	428,205

Total assets	$11,473,354	$12,217,010	$12,248,913

LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$621,921	$716,268	$1,355,791
Current portion of long-term debt	89,158	90,804	90,768
Current portion of mandatorily redeemable noncontrolling interests	65,622
Customer margin deposits and credit balances	282,944	751,393	827,546
Customer advance payments	514,867	601,685	776,232
Checks and drafts outstanding	163,583	197,283	126,299
Accounts payable	1,876,851	2,315,311	2,275,630
Derivative liabilities	297,043	482,613	479,090
Accrued expenses	529,510	405,270	440,954
Dividends and equities payable	361,391	400,216	306,869

Total current liabilities	4,802,890	5,960,843	6,679,179
Long-term debt	1,392,218	1,411,193	949,082
Mandatorily redeemable noncontrolling interests	267,070
Other liabilities	633,850	579,654	502,267
Commitments and contingencies
Equities:
Equity certificates	2,602,898	2,695,626	2,318,651
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(196,934)	(174,876)	(196,596)
Capital reserves	1,635,819	1,075,474	1,343,417

Total CHS Inc. equities	4,361,151	3,915,592	3,784,840
Noncontrolling interests	16,175	349,728	333,545

Total equities	4,377,326	4,265,320	4,118,385

Total liabilities and equities	$11,473,354	$12,217,010	$12,248,913

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues	$11,022,955	$10,471,672	$29,600,926	$26,312,895
Cost of goods sold	10,406,699	10,032,184	28,113,086	25,271,408

Gross profit	616,256	439,488	1,487,840	1,041,487
Marketing, general and administrative	129,224	103,596	368,300	304,382

Operating earnings	487,032	335,892	1,119,540	737,105
(Gain) loss on investments		(128,722)	446	(128,788)
Interest, net	71,118	19,527	126,556	54,986
Equity income from investments	(24,804)	(20,679)	(68,885)	(100,245)

Income before income taxes	440,718	465,766	1,061,423	911,152
Income taxes	34,000	59,849	86,588	87,081

Net income	406,718	405,917	974,835	824,071
Net income attributable to noncontrolling interests	1,656	47,433	75,095	69,264

Net income attributable to CHS Inc.	$405,062	$358,484	$899,740	$754,807

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended May 31,
	2012	2011
	(dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$974,835	$824,071
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	161,620	159,884
Amortization of deferred major repair costs	26,251	22,307
Income from equity investments	(68,885)	(100,245)
Distributions from equity investments	66,048	128,478
Noncash patronage dividends received	(2,737)	(1,864)
Gain on sale of property, plant and equipment	(4,096)	(4,366)
Loss (gain) on investments	446	(128,788)
Gain on crack spread contingent liability	(6,741)
Deferred taxes	19,794	12,290
Other, net	585	(3,715)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(300,361)	(784,389)
Inventories	305,567	(1,082,915)
Derivative assets	278,438	(507,530)
Margin deposits	756,189	(480,755)
Other current assets and other assets	61,213	(250,602)
Customer margin deposits and credit balances	(468,924)	403,975
Customer advance payments	(106,737)	341,008
Accounts payable and accrued expenses	(468,593)	874,720
Derivative liabilities	(186,477)	190,762
Other liabilities	(42,097)	3,728

Net cash provided by (used in) operating activities	995,338	(383,946)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(315,615)	(214,138)
Proceeds from disposition of property, plant and equipment	3,744	7,003
Expenditures for major repairs	(20,869)	(88,042)
Investments in joint ventures and other	(29,574)	(5,340)
Investments redeemed	5,684	32,633
Proceeds from sale of investments		225,000
Changes in notes receivable	65,904	(532,886)
Business acquisitions, net of cash acquired	(159,418)	(67,473)
Other investing activities, net	(202)	162

Net cash used in investing activities	(450,346)	(643,081)

Cash flows from financing activities:
Changes in notes payable	(185,664)	1,093,701
Long-term debt borrowings		131,882
Principal payments on long-term debt	(55,679)	(77,073)
Payments for bank fees on debt	(12,390)	(3,648)
Changes in checks and drafts outstanding	(35,125)	(7,951)
Distributions to noncontrolling interests	(77,519)	(8,123)
Preferred stock dividends paid	(18,408)	(18,408)
Retirements of equities	(138,421)	(56,588)
Cash patronage dividends paid	(260,629)	(141,510)
Other financing activities, net	(118)	(15)

Net cash (used in) provided by financing activities	(783,953)	912,267

Effect of exchange rate changes on cash and cash equivalents	(9,443)	9,838

Net decrease in cash and cash equivalents	(248,404)	(104,922)
Cash and cash equivalents at beginning of period	937,685	394,663

Cash and cash equivalents at end of period	$689,281	$289,741

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands)

Note 1.    Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of May 31, 2012 and 2011, the Consolidated Statements of Operations for the three and nine months ended May 31, 2012 and 2011, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2012 and 2011, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2011, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Derivative Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of immaterial amounts of energy derivative instruments and interest rate swap contracts which were accounted for as cash flow hedges in fiscal 2011. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as discussed in Note 11, Fair Value Measurements.

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

As of May 31, 2012, August 31, 2011 and May 31, 2011, we had the following outstanding purchase and sales contracts accounted for as derivatives:

	May 31, 2012		August 31, 2011		May 31, 2011
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(units in thousands)
Grain and oilseed — bushels	590,021	843,934	667,409	796,332	673,994	916,446
Energy products — barrels	9,271	14,012	9,915	14,020	12,729	12,997
Crop nutrients — tons	699	894	1,177	1,420	881	1,251
Ocean and barge freight — metric tons	1,215	234	983	93	1,613	266

As of May 31, 2012, August 31, 2011 and May 31, 2011, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	May 31, 2012	August 31, 2011	May 31, 2011
Derivative Assets:
Commodity and freight derivatives	$686,042	$882,445	$1,112,946
Foreign exchange derivatives	3,843	1,508	1,798

	$689,885	$883,953	$1,114,744

Derivative Liabilities:
Commodity and freight derivatives	$623,911	$730,170	$838,274
Foreign exchange derivatives	3,379		769
Interest rate derivatives	535	750	641
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	98,447

	$726,272	$730,920	$839,684

As of May 31, 2011, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

May 31, 2011
Derivative Assets:
Commodity and freight derivatives	$1,868

For the three and nine-month periods ended May 31, 2012 and 2011, the pre-tax gain (loss) recognized in our Consolidated Statements of Operations for derivatives not accounted for as hedging instruments were as follows:

	Location of Gain (Loss)	Amount of Gain (Loss)		Amount of Gain (Loss)
		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
		2012	2011	2012	2011
Commodity and freight derivatives	Cost of goods sold	$149,464	$(3,142)	$(125,437)	$308,663
Foreign exchange derivatives	Cost of goods sold	950	4,039	(3,434)	3,441
Interest rate derivatives	Interest, net	36	218	36	283
Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests	Cost of goods sold	2,556		6,741

		$153,006	$1,115	$(122,094)	$312,387

Losses of $1.4 million ($0.8 million, net of tax) and $3.6 million ($2.2 million, net of tax) were recorded in our Consolidated Statement of Operations for derivatives designated as cash flow hedging instruments during the three and nine months ended May 31, 2011, respectively, related to settlements. All contracts were entered into during our third quarter of fiscal 2010, and expired in fiscal 2011. As of May 31, 2011, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

May 31, 2011
Gains included in accumulated other comprehensive loss, net of tax expense of $0.7 million	$1,141

Goodwill and Other Intangible Assets

Goodwill was $66.8 million, $26.4 million and $23.8 million on May 31, 2012, August 31, 2011 and May 31, 2011, respectively, and is included in other assets in our Consolidated Balance Sheets. Goodwill acquired during the first nine months of fiscal 2012 totaled $40.8 million, primarily related to our acquisition of Solbar Industries Ltd., an Israeli company (Solbar). See Note 13, Acquisitions for additional information.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $99.5 million with total accumulated amortization of $51.6 million as of May 31, 2012. Intangible assets of $24.1 million were acquired during the nine-months ended May 31, 2012, primarily related to the acquisition of Solbar. See Note 13, Acquisitions for additional information. Intangible assets of $0.1 million were acquired during the nine-months ended May 31, 2011. Total amortization expense for intangible assets during the nine-month periods ended May 31, 2012 and 2011, was $9.2 million and $8.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$10,563
Year 2	8,384
Year 3	6,417
Year 4	6,182
Year 5	5,407
Thereafter	10,893

$47,846

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

For the nine months ended May 31, 2012 and 2011, major repairs turnaround expenditures were $20.9 million and $88.0 million, respectively. During the nine months ended May 31, 2012, our Laurel, Montana refinery completed a turnaround. During the nine months ended May 31, 2011, both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 became effective for us during our third fiscal quarter, and the required disclosures are included in Note 11, Fair Value Measurements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

Note 2.    Receivables

	May 31, 2012	August 31, 2011	May 31, 2011
Trade accounts receivable	$2,597,635	$2,248,665	$2,280,755
CHS Capital notes receivable	525,674	604,268	842,212
Other	338,273	246,198	213,771

	3,461,582	3,099,131	3,336,738
Less allowances and reserves	112,774	119,026	94,538

	$3,348,808	$2,980,105	$3,242,200

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than ten years of $117.6 million, $151.1 million, and $119.7 million as of May 31, 2012, August 31, 2011 and May 31, 2011, respectively, which are included in other assets on our Consolidated Balance Sheets. As of May 31, 2012, August 31, 2011 and May 31, 2011, the commercial notes represented 75%, 84% and 89%, respectively, and the producer notes represented 25%, 16% and 11%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of May 31, 2012, CHS Capital’s customers have additional available credit of $917.7 million.

In connection with the preparation of the fiscal 2011 audited financial statements, we determined that certain loan transfers under various participation agreements did not meet the definition of a ‘participating interest’, as defined in Accounting Standard Update No. 2009-16, “Accounting for Transfers and Servicing of Financial Assets” and, therefore, should have been accounted for as secured borrowings rather than sales transactions during fiscal 2011. As a result of the error described above, both receivables and notes payable reported in our previously issued unaudited Consolidated Balance Sheet included in the Quarterly Report on Form 10-Q were understated by $255.8 million as of May 31, 2011. In addition, in our previously issued unaudited Consolidated Statements of Cash Flows included in the Quarterly Report on Form 10-Q, net cash used in investing activities and net cash provided by financing activities were each understated by $255.8 million for the nine months ended May 31, 2011. The May 31, 2011 previously reported unaudited interim Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been revised to correct these errors. This correction had no impact on our previously reported net income or equity. In addition, it had no impact upon our compliance with any covenants under our credit facilities.

Note 3.    Inventories

	May 31, 2012	August 31, 2011	May 31, 2011
Grain and oilseed	$1,249,067	$1,232,818	$1,508,130
Energy	691,424	732,609	688,387
Crop nutrients	202,194	389,741	325,226
Feed and farm supplies	405,781	346,572	440,499
Processed grain and oilseed	75,299	55,231	72,437
Other	10,969	11,453	11,058

	$2,634,734	$2,768,424	$3,045,737

At May 31, 2012, we valued approximately 14% of inventories, primarily related to energy, using the lower of cost, determined on the last in first out (LIFO) method, or market (12% and 11% as of August 31, 2011 and May 31, 2011, respectively). If the first in first out (FIFO) method of accounting had been used, inventories would have been higher than the reported amount by $530.9 million, $551.0 million and $605.3 million at May 31, 2012, August 31, 2011 and May 31, 2011, respectively.

Note 4.    Investments

Agriliance LLC (Agriliance) is owned and governed by us (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment using the equity method of accounting within Corporate and Other. Agriliance is currently winding down its business activities and primarily holds long-term liabilities. During the nine months ended May 31, 2011, we received $28.0 million of cash distributions from Agriliance as returns of capital for proceeds from the sale of Agriliance retail facilities and the collection of receivables.

We have a 50% interest in Ventura Foods, LLC, (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for

Ventura Foods as an equity method investment, and as of May 31, 2012, our carrying value of Ventura Foods of $283.4 million exceeded our share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for the Ventura Foods balance sheets as of May 31, 2012, August 31, 2011, and May 31, 2011 and the statements of operations for the three and nine months ended May 31, 2012 and 2011:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$644,379	$628,588	$1,909,292	$1,710,508
Gross profit	57,582	61,279	173,333	190,655
Net income	24,995	26,978	62,307	79,274
Net income attributable to CHS Inc.	12,498	13,489	31,154	39,637

	May 31, 2012	August 31, 2011	May 31, 2011
Current assets	$591,536	$585,760	$548,230
Non-current assets	458,969	464,621	465,525
Current liabilities	223,666	227,199	194,731
Non-current liabilities	285,868	292,368	300,140

In the third quarter of fiscal 2011, we recognized a $119.7 million gain on the sale of our ownership in Multigrain, S.A (Multigrain). In anticipation of this transaction, during our second quarter of fiscal 2011, we reduced a valuation allowance by $24.6 million related to the carryforward of certain capital losses that we believe will be utilized.

TEMCO, LLC (TEMCO) is owned and governed by Cargill, Incorporated (Cargill) (50%) and us (50%). In February 2012, we entered into an amended and restated agreement to expand the scope of the original agreement between Cargill and us. Pursuant to the terms of the agreement, we each agreed to commit to sell all of our feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as our exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill’s Tacoma, Washington facility will continue to be subleased to TEMCO and, additionally, we agreed to sublease our Kalama, Washington facility to TEMCO and Cargill agreed to lease their Irving facility in Portland, Oregon to TEMCO to provide TEMCO with more capacity to conduct this business.

Note 5.    Notes Payable

	May 31, 2012	August 31, 2011	May 31, 2011
Notes payable	$201,613	$130,719	$638,887
CHS Capital notes payable	420,308	585,549	716,904

	$621,921	$716,268	$1,355,791

As of May 31, 2012, we had two primary committed lines of credit. In September 2011, we established a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. We had no amounts outstanding as of May 31, 2012 and August 31, 2011. On May 31, 2011, we had $530.0 million outstanding, related to the primary credit facilities in place on that date.

Note 6.    Interest, net

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2012	2011	2012	2011
Interest expense	$22,859	$21,451	$68,353	$60,605
Interest — purchase of NCRA noncontrolling interests	51,601		67,457
Capitalized interest	(2,402)	(1,412)	(6,111)	(4,104)
Interest income	(940)	(512)	(3,143)	(1,515)

Interest, net	$71,118	$19,527	$126,556	$54,986

Note 7.    Equities

Changes in equity for the nine-month periods ended May 31, 2012 and 2011 are as follows:

	Fiscal 2012	Fiscal 2011
CHS Inc. balances, September 1, 2011 and 2010	$3,915,592	$3,335,664
Net income attributable to CHS Inc.	899,740	754,807
Other comprehensive (loss) income	(7,477)	8,671
Patronage distribution	(676,143)	(402,363)
Patronage accrued	674,678	396,500
Equities retired	(138,421)	(56,588)
Equity retirements accrued	136,000	56,588
Equities issued in business combinations	29,156
Preferred stock dividends	(18,408)	(18,408)
Preferred stock dividends accrued	4,091	4,091
Accrued dividends and equities payable	(361,391)	(295,891)
Purchase of noncontrolling interests	(96,720)
Other, net	454	1,769

CHS Inc. balances, May 31, 2012 and 2011	$4,361,151	$3,784,840

Noncontrolling interests balances, September 1, 2011 and 2010	$349,728	$268,787
Net income attributable to noncontrolling interests	75,095	69,264
Distributions to noncontrolling interests	(77,519)	(8,123)
Distributions accrued	5,544	2,757
Purchase of noncontrolling interests	(337,145)
Other	472	860

Noncontrolling interests balances, May 31, 2012 and 2011	$16,175	$333,545

The purchase of noncontrolling interests above relates to our firm commitment to purchase the remaining NCRA noncontrolling interests. See Note 13, Acquisitions for additional information.

The following table presents the effect of changes in our NCRA ownership interest on CHS Inc. equities:

	For the Nine Months Ended May 31,
	2012	2011
Net income attributable to CHS Inc.	$899,740	$754,807
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests	(82,138)

Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$817,602	$754,807

Note 8.    Comprehensive Income

Total comprehensive income was $401.9 million and $409.9 million for the three months ended May 31, 2012 and 2011, respectively, which included amounts attributable to noncontrolling interests of $1.7 million and $47.5 million, respectively. Total comprehensive income was $967.4 million and $832.7 million for the nine months ended May 31, 2012 and 2011, respectively, which included amounts attributable to noncontrolling interests of $75.1 million and $69.3 million, respectively. Total comprehensive income primarily consisted of net income attributable to CHS Inc. during the nine months ended May 31, 2012 and 2011. On May 31, 2012, August 31, 2011 and May 31, 2011, accumulated other comprehensive loss primarily consisted of pension liability adjustments.

Note 9.    Employee Benefit Plans

Employee benefits information for the three and nine months ended May 31, 2012 and 2011 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
Components of net periodic benefit costs for the three months ended May 31, 2012 and 2011:
Service cost	$6,505	$5,990	$68	$296	$896	$488
Interest cost	5,942	5,682	346	489	672	595
Expected return on plan assets	(10,004)	(10,379)
Prior service cost (credit) amortization	458	581	57	35	(26)	(30)
Actuarial loss amortization	3,809	4,138	109	246	243	182
Transition amount amortization					234	233

Net periodic benefit cost	$6,710	$6,012	$580	$1,066	$2,019	$1,468

Components of net periodic benefit costs for the nine months ended May 31, 2012 and 2011:
Service cost	$19,508	$18,924	$209	$935	$1,917	$1,329
Interest cost	17,786	16,692	1,041	1,482	1,945	1,613
Expected return on plan assets	(30,013)	(31,334)
Prior service cost (credit) amortization	1,374	1,745	171	105	(78)	(92)
Actuarial loss amortization	11,285	12,062	334	755	656	356
Transition amount amortization					702	702

Net periodic benefit cost	$19,940	$18,089	$1,755	$3,277	$5,142	$3,908

Employer Contributions:

Total contributions to be made during fiscal 2012, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2012, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a contribution for our benefit plans in fiscal 2012.

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

Our revenues, assets and cash flows are affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag Business segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling LLC (Horizon Milling) and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and nine months ended May 31, 2012 and 2011 is as follows:

	Energy	Ag Business	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2012
Revenues	$3,117,272	$7,999,120	$17,643	$(111,080)	$11,022,955
Cost of goods sold	2,729,383	7,789,055	(659)	(111,080)	10,406,699

Gross profit	387,889	210,065	18,302	—	616,256
Marketing, general and administrative	41,439	70,208	17,577		129,224

Operating earnings	346,450	139,857	725	—	487,032
Interest, net	53,450	14,385	3,283		71,118
Equity income from investments	(1,715)	(6,469)	(16,620)		(24,804)

Income before income taxes	$294,715	$131,941	$14,062	$—	$440,718

Intersegment revenues	$(111,080)			$111,080	$—

For the Three Months Ended May 31, 2011
Revenues	$3,038,831	$7,507,069	$16,615	$(90,843)	$10,471,672
Cost of goods sold	2,772,132	7,351,495	(600)	(90,843)	10,032,184

Gross profit	266,699	155,574	17,215	—	439,488
Marketing, general and administrative	36,448	50,737	16,411		103,596

Operating earnings	230,251	104,837	804	—	335,892
Gain on investments		(119,680)	(9,042)		(128,722)
Interest, net	566	15,848	3,113		19,527
Equity income from investments	(1,711)	(1,109)	(17,859)		(20,679)

Income before income taxes	$231,396	$209,778	$24,592	$—	$465,766

Intersegment revenues	$(90,843)			$90,843	$—

For the Nine Months Ended May 31, 2012
Revenues	$9,433,098	$20,457,343	$50,793	$(340,308)	$29,600,926
Cost of goods sold	8,516,284	19,939,254	(2,144)	(340,308)	28,113,086

Gross profit	916,814	518,089	52,937	—	1,487,840
Marketing, general and administrative	112,610	203,739	51,951		368,300

Operating earnings	804,204	314,350	986	—	1,119,540
Loss on investments		446			446
Interest, net	75,755	41,136	9,665		126,556
Equity income from investments	(5,658)	(16,719)	(46,508)		(68,885)

Income before income taxes	$734,107	$289,487	$37,829	$—	$1,061,423

Intersegment revenues	$(340,308)			$340,308	$—

Goodwill at May 31, 2012	$1,165	$58,758	$6,898		$66,821

Capital expenditures	$198,158	$113,493	$3,964		$315,615

Depreciation and amortization	$80,622	$66,845	$14,153		$161,620

Total identifiable assets at May 31, 2012	$3,944,347	$5,865,709	$1,663,298		$11,473,354

	Energy	Ag Business	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2011
Revenues	$7,989,988	$18,538,574	$48,888	$(264,555)	$26,312,895
Cost of goods sold	7,495,015	18,043,219	(2,271)	(264,555)	25,271,408

Gross profit	494,973	495,355	51,159	—	1,041,487
Marketing, general and administrative	100,461	155,328	48,593		304,382

Operating earnings	394,512	340,027	2,566	—	737,105
Gain on investments		(119,746)	(9,042)		(128,788)
Interest, net	3,494	42,873	8,619		54,986
Equity income from investments	(4,844)	(34,467)	(60,934)		(100,245)

Income before income taxes	$395,862	$451,367	$63,923	$—	$911,152

Intersegment revenues	$(264,555)			$264,555	$—

Goodwill at May 31, 2011	$1,165	$15,687	$6,898		$23,750

Capital expenditures	$136,778	$74,778	$2,582		$214,138

Depreciation and amortization	$91,399	$56,727	$11,758		$159,884

Total identifiable assets at May 31, 2011	$3,227,081	$6,133,469	$2,888,363		$12,248,913

Note 11.    Fair Value Measurements

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by accounting standards, assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. Fair value measurements at May 31, 2012, August 31, 2011 and May 31, 2011 were as follows:

	Fair Value Measurements at May 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,324,367		$1,324,367
Commodity and freight derivatives	$74,982	280,277		355,259
Foreign currency derivatives	3,843			3,843
Other assets	72,439			72,439

Total Assets	$151,264	$1,604,644		$1,755,908

Liabilities:
Commodity and freight derivatives	$32,222	$260,906		$293,128
Interest rate swap derivatives		535		535
Foreign currency derivatives	3,379			3,379
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$98,447	98,447

Total Liabilities	$35,601	$261,441	$98,447	$395,489

	Fair Value Measurements at August 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,288,049		$1,288,049
Commodity and freight derivatives	$85,082	549,056		634,138
Foreign currency derivatives	1,508			1,508
Other assets	68,246			68,246

Total Assets	$154,836	$1,837,105		$1,991,941

Liabilities:
Commodity and freight derivatives	$191,607	$290,256		$481,863
Interest rate swap derivatives		750		750

Total Liabilities	$191,607	$291,006		$482,613

	Fair Value Measurements at May 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,580,567		$1,580,567
Commodity and freight derivatives	$79,353	674,867		754,220
Foreign currency derivatives	1,798			1,798
Other assets	72,562			72,562

Total Assets	$153,713	$2,255,434		$2,409,147

Liabilities:
Commodity and freight derivatives	$87,018	$390,662		$477,680
Foreign currency derivatives	769			769
Interest rate swap derivatives		641		641

Total Liabilities	$87,787	$391,303		$479,090

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

Mandatorily redeemable noncontrolling interests — The fair value was calculated at inception by discounting each future redemption payment to its present value as of the balance sheet date. Our long-term borrowing rates were used as the discount rates for the present value calculations. We believe the discount rates that are used are commensurate with the risk inherent in our cash flows. The inputs are significant unobservable inputs, and the liability is a nonrecurring fair value measurement classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements

Item	Fair Value May 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$98,447	Adjusted Black Scholes option pricing model	Forward crack spread margin on May 31 (a) Contractual target crack spread margin (b) Expected volatility (c) Risk-free interest rate (d) Expected life (years) (e)	$11.00-$18.00 (13.06) $17.50 88.66% 0.18-0.67% (0.49%) 1.25-5.25 (3.55)

Mandatorily redeemable noncontrolling interests	$332,692	Discounted cash flows	Own credit risk (f)	2.16-2.56% (2.40%)

(a)	Represents forward crack spread margin quotes and management estimates based on future settlement dates
(b)	Represents the minimum contractual threshold that would require settlement with the counterparties
(c)	Represents quarterly adjusted volatility estimates derived from daily historical market data
(d)	Represents yield curves for U.S. Treasury securities
(e)	Represents the range in the number of years remaining related to each contingent payment
(f)	Represents the range of company-specific risk adjustments commensurate with typical long-term borrowing rates available to us at inception of the contract

Valuation Processes for level 3 measurements — Management is responsible for determining the fair value of our level 3 financial instruments. Depending on the instrument, option pricing methods or present value methods are utilized, as indicated above. Inputs used in the option pricing models are based on quotes obtained from third party vendors as well as management estimates for periods in which quotes cannot be obtained. Each reporting period, we review the unobservable inputs provided by third-party vendors for reasonableness utilizing relevant information available to us. Management also takes into consideration current and expected market trends and compares the liability’s fair value to hypothetical payments using known historical market data to assess reasonableness of the resulting fair value.

Sensitivity Analysis of level 3 measurements — The significant unobservable inputs that are susceptible to periodic fluctuations used in the fair value measurement of the accrued liability for contingent crack spread payments related to the purchase of noncontrolling interests are the forward crack spread margin and the expected volatility. Significant increases

(decreases) in either of these inputs in isolation would result in a significantly higher (lower) fair value measurement. Although changes in the expected volatility are driven by fluctuations in the underlying crack spread margin, changes in expected volatility are not necessarily accompanied by a directionally similar change in the forward crack spread margin. Directional changes in the expected volatility can be affected by a multitude of factors including the magnitude of daily fluctuations in the underlying market data, market trends, timing of fluctuations, and other factors.

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended May 31, 2012:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	Mandatorily redeemable noncontrolling interests
Balances, March 1, 2012	$101,003	$330,689
Total gains included in cost of goods sold	(2,556)
Total losses included in interest, net		2,003

Balances, May 31, 2012	$98,447	$332,692

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended May 31, 2012:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	Mandatorily redeemable noncontrolling interests
Balances, September 1, 2011	$—	$—
Purchases	105,188	328,676
Total gains included in cost of goods sold	(6,741)
Total losses included in interest, net		4,016

Balances, May 31, 2012	$98,447	$332,692

There were no significant transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 12.    Commitments and Contingencies

Commitments

In May 2012, we purchased 25 percent ownership of Terminal Corredor Norte S.A. (TCN), a recently-formed logistics company founded in São Paulo, Brazil by NovaAgri Infra-Estrutura De Armazenagem E Escoamento Agrícola S.A (NovaAgri). NovaAgri will own 75 percent of TCN shares.

In October 2011, TCN was awarded the right to construct one of four export terminals in the Port of Itaquí, in the northeastern Brazilian state of Maranhão on the Atlantic Ocean. Construction is expected to begin in August 2012, with completion anticipated during the second half of the 2013 calendar year. To secure access to store and deliver grain through the port, we entered into an agreement with TCN requiring us to deliver a minimum volume of grain through the port facilities through the year 2037. The agreement with TCN is denominated in Brazilian Real.

The discounted, aggregate amount of the minimum required payments, based on current exchange rates at May 31, 2012, is $84.5 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2012, our bank covenants allowed maximum guarantees of $500.0 million, of which $15.7 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. All outstanding loans with respective creditors are current as of May 31, 2012.

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

As a result of this transaction, we are no longer including the noncontrolling interests related to NCRA as a component of equity. Instead, we recorded the present value of the future payments to be made to Growmark and MFA as a liability on our Consolidated Balance Sheet as of November 30, 2011. The liability as of May 31, 2012 was $332.7 million, including interest accretion of $4.0 million. Noncontrolling interests in the amount of $337.1 million was reclassified and an additional adjustment to equity in the amount of $96.7 million was recorded as a result of the transaction. The equity adjustment included the initial fair value of the crack spread contingent payments of $105.2 million. The fair value of the liability associated with the crack spread contingent payments was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. As of May 31, 2012, the fair value of the crack spread contingent payment was $98.4 million and is included on our Consolidated Balance Sheet in other liabilities with changes of $2.6 million and $6.7 million included as a reduction in cost of goods sold in our Consolidated Statements of Operations during the three and nine months ended May 31, 2012, respectively. The portion of NCRA earnings attributable to Growmark and MFA for the first quarter of fiscal 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in our second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests and patronage earned by Growmark and MFA are included as interest, net in our Consolidated Statements of Operations. During the three and nine months ended May 31, 2012, $49.5 million and $63.4 million was included in interest for the patronage earned, respectively.

Solbar:

On February 9, 2012, we completed the acquisition of Solbar Industries Ltd., an Israeli company (Solbar), included in our Ag Business segment. Effective upon the closing of the merger, each outstanding share of Solbar was converted into the right to receive $4.00 in cash, without interest, and each outstanding Solbar stock option was terminated in exchange for a cash payment in an amount per share equal to the difference between the applicable exercise price per share and $4.00, for total consideration paid of $128.7 million, net of cash acquired of $6.6 million. Solbar provides soy protein ingredients to manufacturers in the meat, vegetarian, beverage, bars and crisps, confectionary, bakery, and pharmaceutical manufacturing markets. This acquisition deepens our presence in the value-added soy protein market. The fair market value of net assets was determined by market valuation reports using Level 3 inputs. Allocation of purchase price for this transaction resulted in goodwill of $39.8 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $23.3 million. As this acquisition is not material, proforma results of operations are not presented. Solbar and its subsidiaries operate primarily in the countries of Israel, China and the U.S. The acquisition will not have a material impact on our consolidated results of operations. Purchase accounting has been finalized, with the exception of contingencies. Fair values assigned to the net assets acquired were as follows:

(dollars in thousands)
Current assets	$74,240
Investments	961
Property, plant and equipment	71,324
Goodwill	39,794
Definite-lived intangible assets	23,306
Current liabilities	(63,417)
Long-term debt	(15,849)
Other liabilities	(1,694)

Total net assets acquired	$128,665

Creston:

In November 2011, we acquired an oilseed crushing facility in Creston, Iowa for $32.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended May 31, 2012 and 2011

General.    We recorded income before income taxes of $440.7 million during the three months ended May 31, 2012 compared to $465.8 million during the three months ended May 31, 2011, a decrease of $25.1 million (5%). Operating results reflected decreased pretax earnings in our Ag Business segment and in Corporate and Other, partially offset by increased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $294.7 million for the three months ended May 31, 2012 compared to $231.4 million in the three months ended May 31, 2011. The increase in earnings of $63.3 million is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane, transportation, and lubricants businesses improved, while our renewable fuels marketing business experienced lower earnings during the three months ended May 31, 2012 when compared to the same three-month period of the previous year. The reversal of the crude oil pipeline in the Cushing, OK area has not significantly impacted our refined fuels margins. The pipeline is not yet at full capacity and, as a result, it is possible that the reversal could still have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag Business segment generated income before income taxes of $131.9 million for the three months ended May 31, 2012 compared to $209.8 million in the three months ended May 31, 2011, a decrease in earnings of $77.9 million. Earnings from our wholesale crop nutrients business increased during the three months ended May 31, 2012 compared with the same period in fiscal 2011, primarily due to increased volumes and product margins. Our country operations earnings increased during the three months ended May 31, 2012 compared to the same period in the prior year, primarily as a result of improved retail merchandise operating margins, partially offset by decreased grain margins. Our grain marketing earnings decreased during the three months ended May 31, 2012 compared with the same period in the prior year, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain of $119.7 million during the three months ended May 31, 2011. In addition, we experienced decreased grain volumes during fiscal 2012, primarily due to large crops harvested in the Black Sea, South America and Australia, which reduced our U.S. grain exports and reduced our earnings. In addition, the fall harvest produced short crops in the U.S., which also negatively impacted our volumes. Our oilseed processing margins increased, but we experienced lower earnings due to increased expenses primarily related to Solbar, during the three months ended May 31, 2012 compared to the same period in the prior year.

Corporate and Other generated income before income taxes of $14.1 million for the three months ended May 31, 2012 compared to $24.6 million during the same period of the previous year, a decrease in earnings of $10.5 million (43%). Earnings from our business solutions operations were relatively flat for the three months ended May 31, 2012 compared with the same period in the prior year. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, also remained relatively flat for the three months ended May 31, 2012, compared to the same period of the previous year. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, decreased by $2.3 million during the three months ended May 31, 2012 compared to the same period in the previous year. Our share of earnings from our Agriliance joint venture decreased by $8.5 million during the three months ended May 31, 2012 compared to the same period in the previous year, due to the winding down of its business activities.

Net Income attributable to CHS Inc.    Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2012 was $405.1 million compared to $358.5 million for the three months ended May 31, 2011, which represents a $46.6 million increase (13%).

Revenues.    Consolidated revenues were $11.0 billion for the three months ended May 31, 2012 compared to $10.5 billion for the three months ended May 31, 2011, which represents a $551.3 million increase (5%).

Our Energy segment revenues of $3.0 billion, after elimination of intersegment revenues, increased by $58.2 million (2%) during the three months ended May 31, 2012 compared to the three months ended May 31, 2011. During the three months ended May 31, 2012 and 2011, our Energy segment recorded revenues from sales to our Ag Business segment of $111.1 million and $90.8 million, respectively. The net increase in revenues of $58.2 million is comprised of a net increase of $149.8 million related to higher sales volume, partially offset by a decrease of $91.6 million related to decreased prices. Refined fuels revenues increased $152.3 million (7%), of which $496.7 million was related to a net increase in volumes, partially offset by a $344.4 million net average decrease in selling price, compared to the same period in the previous year. Sales volumes increased by 22%, and the sales price of refined fuels products decreased $0.41 per gallon (13%). Propane revenues decreased $16.9 million (13%), of which $12.3 million was related to a decrease in the net average selling price and $4.6 million was related to a decrease in volume, when compared to the same period in the previous year. The average selling price of propane decreased $0.14 per gallon (10%) and sales volume decreased 4% in comparison to the same period of the prior year. Renewable fuels marketing revenues decreased $87.7 million (21%), from a decrease in the average selling price of $0.42 per gallon (16%) and a 6% decrease in volume, when compared with the same three-month period in the previous year.

Our Ag Business segment revenues of $8.0 billion increased $492.1 million (7%) during the three months ended May 31, 2012 compared to the three months ended May 31, 2011.

Grain revenues in our Ag Business segment totaled $5.1 billion and $5.5 billion during the three months ended May 31, 2012 and 2011, respectively. Of the grain revenues decrease of $413.1 million (8%), $437.5 million was related to a decrease in volume of 8%, partially offset by a $24.4 million increase in the average grain selling prices during the three months ended May 31, 2012 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold was relatively flat compared to the same three-month period in fiscal 2011. Soybeans had increased volumes, while corn and wheat had decreased volumes compared to the three months ended May 31, 2011.

Our oilseed processing revenues in our Ag Business segment of $413.3 million increased $79.6 million (24%) during the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The net increase in revenues is comprised of $10.3 million from an increase in the average selling price of our oilseed products and an increase of $69.3 million related to increased volumes, as compared to the three months ended May 31, 2011. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans. The increase in volumes is primarily related to our acquisitions of Solbar and an oilseed crushing facility in Creston, Iowa.

Wholesale crop nutrient revenues in our Ag Business segment totaled $1.1 billion during the three months ended May 31, 2012, representing an increase of $336.9 million (43%) as compared to the same period of the previous fiscal year. Of the wholesale crop nutrient revenues increase, $144.3 million was related to increased average fertilizer selling prices and $192.6 million related to increased volumes, during the three months ended May 31, 2012 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $66.38 per ton (15%) over the same three-month period in fiscal 2011. Our wholesale crop nutrient volumes increased 25% during the three months ended May 31, 2012 compared with the same period in the previous year.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $1.4 billion increased by $479.4 million (54%) during the three months ended May 31, 2012 compared to the three months ended May 31, 2011, primarily the result of increased country operations sales of crop nutrients, feed, crop protection and energy products. Other revenues within our Ag Business segment of $60.6 million during the three months ended May 31, 2012 increased $14.4 million (31%) compared to the three months ended May 31, 2011 primarily due to increased service activities related to the spring planting season, including additional volumes generated from acquisitions.

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

Cost of Goods Sold.    Consolidated cost of goods sold was $10.4 billion for the three months ended May 31, 2012 compared to $10.0 billion for the three months ended May 31, 2011, which represents a $374.5 million (4%) increase.

Our Energy segment cost of goods sold of $2.6 billion, after elimination of intersegment costs, decreased by $63.0 million (2%) during the three months ended May 31, 2012 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreases in the average cost in our refined fuels, propane and renewable fuels marketing businesses and decreased sales volume in our propane and renewable fuels marketing businesses, partially offset by an increase in sales volume in our refined fuels business. Refined fuels cost of goods sold increased $42.0 million (2%) which reflects an increase in volumes of 22%, partially offset by a decrease in the average cost of refined fuels of $0.48 per gallon (16%). We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The refined fuels average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the three months ended May 31, 2011. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 17% compared to the three months ended May 31, 2011. Cost of goods sold decreased by $3.4 million when compared to the third quarter of fiscal 2011 related to gains on contracts for which we previously applied hedge accounting. These amounts are reflected in the $0.48 per gallon average cost of refined fuels. In addition, cost of goods sold decreased by $2.6 million as a result of the change in the contingent crack spread liability related to our purchase of noncontrolling interests of NCRA. The cost of goods sold of propane decreased $19.3 million (16%) primarily from an average cost decrease of $0.17 per gallon (12%) and a 4% decrease in sales volumes when compared to the three months ended May 31, 2011. Renewable fuels marketing costs decreased $87.0 million (21%), primarily from a decrease in the average cost per gallon of $0.41 (16%) and a 6% decrease in volumes, when compared with the same three-month period in the previous year.

Our Ag Business segment cost of goods sold, of $7.8 billion, increased $437.6 million (6%) during the three months ended May 31, 2012 compared to the same period of the prior year.

The cost of grains procured through our Ag Business segment of $5.0 billion decreased $378.4 million (7%) compared to the three months ended May 31, 2011. This is primarily the result of an 8% net decrease in bushels sold, partially offset by a $0.11 (1%) increase in the average cost per bushel, as compared to the same period in the prior year.

Our oilseed processing cost of goods sold in our Ag Business segment of $414.0 million increased $90.2 million (28%) during the three months ended May 31, 2012 compared to the three months ended May 31, 2011, which was primarily due to increases in the cost of soybeans purchased as well as new activity associated with our acquisitions of Solbar and an oilseed crushing facility in Creston, Iowa.

Wholesale crop nutrients cost of goods sold in our Ag Business segment of $1.1 billion increased $309.8 million (42%) during the three months ended May 31, 2012 compared to the same period of the previous year. The net increase is comprised of an increase in the average cost per ton of fertilizer of $58 (14%) and a net increase in tons sold of 25%, when compared to the same three-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $441.9 million (57%) during the three months ended May 31, 2012 compared to the three months ended May 31, 2011, primarily due to increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative.    Marketing, general and administrative expenses of $129.2 million for the three months ended May 31, 2012 increased by $25.6 million (25%) compared to the three months ended May 31, 2011. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag Business segment.

Interest, net.    Net interest of $71.1 million for the three months ended May 31, 2012 increased $51.6 million compared to the same period in the previous year. Interest expense for the three months ended May 31, 2012 and 2011 was $74.5 million and $21.5 million, respectively. The increase in interest expense of $53.0 million is primarily due to interest accretion of $2.0 million related to the purchase of the NCRA noncontrolling interests and $49.5 million of patronage earned by the noncontrolling interests of NCRA. See Note 13, Acquisitions for more information. The increase in interest expense was also due to a private placement of $500.0 million in June 2011 for long-term debt, partially offset by decreased short-term borrowings from decreased working capital needs during the three months ended May 31, 2012 compared to the same period in the previous year. Compared to the same period in fiscal 2011, the average level of short-term borrowings decreased $1.1 billion during the three months ended May 31, 2012, of which $272.7 million related to CHS Capital activity. For the three months ended May 31, 2012 and 2011, we capitalized interest of $2.4 million and $1.4 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $0.9 million and $0.5 million for the three months ended May 31, 2012 and 2011, respectively.

Equity Income from Investments.    Equity income from investments of $24.8 million for the three months ended May 31, 2012 increased $4.1 million (20%) compared to the three months ended May 31, 2011. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in our Ag Business segment of $5.3 million, partially offset by reduced equity investment earnings in Corporate and Other of $1.2 million.

Our Ag Business segment equity investment earnings increased by $5.3 million. We had a net increase of $1.2 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended May 31, 2012 compared to the same period the previous year, which is primarily related to our sale of Multigrain, partially offset by the dissolution of United Harvest and decreased earnings related to a reduction in U.S. exports. Our country operations business reported an aggregate increase in equity investment earnings of $4.3 million from several small equity investments.

Corporate and Other equity investment earnings decreased by $1.3 million, primarily from our Wheat Milling joint ventures, which decreased by $2.3 million compared to the same three-month period in the previous year.

Income Taxes.    Income tax expense was $34.0 million for the three months ended May 31, 2012 compared with $59.8 million for the three months ended May 31, 2011, resulting in effective tax rates of 7.7% and 12.8%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the three-month periods ended May 31, 2012 and 2011. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.    Income attributable to noncontrolling interests of $1.7 million for the three months ended May 31, 2012 decreased by $45.8 million compared to the three months ended May 31, 2011. This net decrease was primarily due to our purchase of the noncontrolling interests related to NCRA, as discussed in Note 13, Acquisitions. The portion of NCRA earnings attributable to the noncontrolling interests of NCRA for our first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Comparison of the nine months ended May 31, 2012 and 2011

General.    We recorded income before income taxes of $1.1 billion during the nine months ended May 31, 2012 compared to $911.2 million during the nine months ended May 31, 2011, an increase of $150.3 million (16%). Operating results reflected increased pretax earnings in our Energy segment, partially offset by decreased pretax earnings in our Ag Business segment and in Corporate and Other.

Our Energy segment generated income before income taxes of $734.1 million for the nine months ended May 31, 2012 compared to $395.9 million in the nine months ended May 31, 2011. This increase in earnings of $338.2 million (85%) is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and our NCRA refinery in McPherson, Kansas. Earnings in our propane and transportation businesses improved, while our renewable fuels marketing and lubricants businesses experienced lower earnings during the nine months ended May 31, 2012 when compared to the same nine-month period of the previous year. The reversal of the crude oil pipeline in the Cushing, OK area has not significantly impacted our refined fuels margins. The pipeline is not yet at full capacity and, as a result, it is possible that the reversal could still have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag Business segment generated income before income taxes of $289.5 million for the nine months ended May 31, 2012 compared to $451.4 million in the nine months ended May 31, 2011, a decrease in earnings of $161.9 million. Earnings from our wholesale crop nutrients business increased during the nine months ended May 31, 2012 compared with the same period in fiscal 2011, primarily due to increased volumes and product margins. Earnings in our country operations business remained relatively flat during the nine months ended May 31, 2012 compared to the same period in the prior year but reflected increased retail merchandise margins and decreased grain margins. Our grain marketing earnings decreased during the nine months ended May 31, 2012 compared with the same period in the prior year, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain of $119.7 million during the nine months ended May 31, 2011. In addition, we experienced decreased grain volumes during fiscal 2012, primarily due to large crops harvested in the Black Sea, South America and Australia, which reduced our U.S. grain exports and reduced our earnings. In addition, the fall harvest produced short crops in the U.S., which also negatively impacted our volumes. Our oilseed processing margins increased, but we experienced lower earnings due to increased expenses, which included acquisition costs of $5.6 million related to our acquisition of Solbar, during the nine months ended May 31, 2012 compared to the same period in the prior year.

Corporate and Other generated income before income taxes of $37.8 million for the nine months ended May 31, 2012 compared to $63.9 million during the same period of the previous year, a decrease in earnings of $26.1 million (41%). Business solutions experienced a net decrease in earnings of $1.5 million for the nine months ended May 31, 2012 compared with the same period in the prior year, primarily due to decreased earnings from our financing business. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, decreased by $7.3 million for the nine months ended May 31, 2012, compared to the same period of the previous year, primarily from decreased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, decreased by $6.8 million during the nine months ended May 31, 2012 compared to the same period in the previous year. Our share of earnings from our Agriliance joint venture decreased by $9.2 million during the nine months ended May 31, 2012 compared to the same period in the previous year, due to the winding down of its business activities.

Net Income attributable to CHS Inc.    Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2012 was $899.7 million compared to $754.8 million for the nine months ended May 31, 2011, which represents a $144.9 million increase (19%).

Revenues.    Consolidated revenues were $29.6 billion for the nine months ended May 31, 2012 compared to $26.3 billion for the nine months ended May 31, 2011, which represents a $3.3 billion increase (13%).

Our Energy segment revenues of $9.1 billion, after elimination of intersegment revenues, increased by $1.4 billion (18%) during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. During the nine months ended May 31, 2012 and 2011, our Energy segment recorded revenues from sales to our Ag Business segment of $340.3 million and $264.6 million, respectively. The net increase in revenues of $1.4 billion is comprised of a net increase of $878.1 million related to higher prices and $489.3 million related to higher sales volume. Refined fuels revenues increased $1.3 billion (23%), of which $601.7 million was related to a net average selling price increase, and $655.3 million was related to a net increase in sales volumes, compared to the same period in the previous year. The sales price of refined fuels increased $0.27 per gallon (10%), and sales volumes increased by 12%. Propane revenues increased $46.0 million (7%), of which $54.6 million was related to an increase in the net average selling price, partially offset by a decrease of $8.6 million attributable to volume, when compared to the same period in the previous year. The average selling price of propane increased $0.11 per gallon (9%) and sales volume decreased 1% in comparison to the same period of the prior year. Renewable fuels marketing revenues increased $46.0 million (4%) primarily related to a 4% increase in sales volumes, when compared with the same nine-month period in the previous year.

Our Ag Business segment revenues of $20.5 billion increased $1.9 billion (10%) during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011.

Grain revenues in our Ag Business segment totaled $14.5 billion and $14.1 billion during the nine months ended May 31, 2012 and 2011, respectively. Of the grain revenues increase of $377.5 million (3%), $542.8 million is due to increased average grain selling prices, partially offset by $165.3 million attributable to a net decrease in volume of 1% during the nine months ended May 31, 2012 compared to the same period in the previous year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.34 per bushel (4%) over the same nine-month period in fiscal 2011. Corn had increased volumes, while soybeans and wheat had decreased volumes compared to the nine months ended May 31, 2011.

Our oilseed processing revenues in our Ag Business segment of $1.1 billion increased $163.8 million (18%) during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. The net increase in revenues is comprised of $60.3 million from an increase in the average selling price of our oilseed products and an increase of $103.5 million related to increased volumes, as compared to the nine months ended May 31, 2011. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans. The increase in volumes is primarily related to our acquisitions of Solbar and an oilseed crushing facility in Creston, Iowa.

Wholesale crop nutrient revenues in our Ag Business segment totaled $2.3 billion during the nine months ended May 31, 2012, representing an increase of $582.5 million (34%) as compared to the same period of the previous fiscal year. Of the wholesale crop nutrient revenues increase, $357.6 million was related to increased average fertilizer selling prices and $224.9 million related to increased volumes, during the nine months ended May 31, 2012 compared to the same period last fiscal year. The average sales price of all fertilizers sold reflected an increase of $78 per ton (18%) over the same nine-month period in fiscal 2011. Our wholesale crop nutrient volumes increased 13% during the nine months ended May 31, 2012 compared with the same period in the previous year.

Our Ag Business segment other product revenues, primarily feed and farm supplies, of $2.4 billion increased by $757.8 million (46%) during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011, primarily the result of increased country operations sales of crop nutrients, feed, crop protection and energy products. Other revenues within our Ag Business segment of $160.3 million during the nine months ended May 31, 2012 increased $26.1 million (19%) compared to the nine months ended May 31, 2011 primarily due to increased service activities related to the spring planting season, including additional volumes generated from acquisitions.

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

Cost of Goods Sold.    Consolidated cost of goods sold was $28.1 billion for the nine months ended May 31, 2012 compared to $25.3 billion for the nine months ended May 31, 2011, which represents a $2.8 billion (11%) increase.

Our Energy segment cost of goods sold of $8.2 billion, after elimination of intersegment costs, increased by $945.5 million (13%) during the nine months ended May 31, 2012 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to an increase in the average cost and increased sales volumes for refined fuels products. Specifically, refined fuels cost of goods sold increased $857.4 million (17%) which reflects an increase in the average cost of refined fuels of $0.11 per gallon (4%); while volumes increased by 12% compared to the nine months ended May 31, 2011. We process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The average cost increase is primarily related to higher input costs at our two crude oil refineries and higher average prices on the refined products that we purchased for resale compared to the nine months ended May 31, 2011. The aggregate average per unit cost of crude oil purchased for the two refineries increased 4% compared to the nine months ended May 31, 2011. Cost of goods sold increased by $59.3 million when compared to the nine months ended May 31, 2011 related to gains on contracts for which we previously applied hedge accounting and is reflected in the increase of $0.11 per gallon average cost of refined fuels. In addition, cost of goods sold decreased by $6.7 million as a result of the change in the contingent crack spread liability related to our purchase of noncontrolling interests of NCRA. The cost of goods sold of propane increased $45.4 million (7%) primarily from an average cost increase of $0.11 per gallon (9%), partially offset by a 1% decrease in sales volumes when compared to the nine months ended May 31, 2011. Renewable fuels marketing costs increased $46.3 million (4%), primarily from a 4% increase in volumes, while the price per gallon remained relatively flat when compared with the same nine-month period in the previous year.

Our Ag Business segment cost of goods sold, of $19.9 billion, increased $1.9 billion (11%) during the nine months ended May 31, 2012 compared to the same period of the prior year.

The cost of grains procured through our Ag Business segment of $14.3 billion increased $445.1 million (3%) compared to the nine months ended May 31, 2011. This is primarily the result of a $0.38 (4%) increase in the average cost per bushel, partially offset by a 1% net decrease in bushels sold as compared to the same period in the prior year.

Our oilseed processing cost of goods sold in our Ag Business segment of $1.1 billion increased $169.1 million (19%) during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011, which was primarily due to increases in the cost of soybeans purchased as well as new activity associated with our acquisitions of Solbar and the oilseed crushing facility in Creston, Iowa.

Wholesale crop nutrients cost of goods sold in our Ag Business segment of $2.2 billion increased $569.8 million (34%) during the nine months ended May 31, 2012 compared to the same period of the previous year. The net increase is comprised of an increase in the average cost per ton of fertilizer of $78 (19%) and a net increase in tons sold of 13%, when compared to the same nine-month period in the prior year.

Our Ag Business segment other product cost of goods sold, primarily feed and farm supplies, increased $701.2 million (50%) during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011, primarily due to increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative.    Marketing, general and administrative expenses of $368.3 million for the nine months ended May 31, 2012 increased by $63.9 million (21%) compared to the nine months ended May 31, 2011. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag Business segment.

Interest, net.    Net interest of $126.6 million for the nine months ended May 31, 2012 increased $71.6 million compared to the same period in fiscal 2011. Interest expense for the nine months ended May 31, 2012 and 2011 was $135.8 million and $60.6 million, respectively. The increase in interest expense of $75.2 million is primarily due to interest accretion of $4.0 million related to the purchase of the NCRA noncontrolling interests and $63.4 million of patronage earned by the noncontrolling interests of NCRA. See Note 13, Acquisitions for more information. The increase in interest expense was also due to a private placement of $500.0 million in June 2011 for long-term debt, partially offset by decreased short-term borrowings from decreased working capital needs during the nine months ended May 31, 2012 compared to the same period in the previous year. Compared to the same period in fiscal 2011, the average level of short-term borrowings decreased $778.3 million during the nine months ended May 31, 2012, of which $105.1 million related to CHS Capital activity. For the nine months ended May 31, 2012 and 2011, we capitalized interest of $6.1 million and $4.1 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $3.1 million and $1.5 million for the nine months ended May 31, 2012 and 2011, respectively.

Equity Income from Investments.    Equity income from investments of $68.9 million for the nine months ended May 31, 2012 decreased $31.4 million (31%) compared to the nine months ended May 31, 2011. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag Business and Corporate and Other segments of $17.7 million and $14.4 million, respectively, and was partially offset by increased equity investment earnings in our Energy segment of $0.7 million.

Our Ag Business segment equity investment earnings decreased by $17.7 million. We had a net decrease of $19.3 million from our share of equity investment earnings in our grain marketing joint ventures during the nine months ended May 31, 2012 compared to the same period the previous year, which is primarily related to the dissolution of United Harvest and decreased earnings related to a reduction in U.S. exports, partially offset by our sale of Multigrain. Our country operations business reported an aggregate decrease in equity investment earnings of $1.9 million from several small equity investments.

Corporate and Other equity investment earnings decreased by $14.4 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which decreased $7.0 million compared to the same nine-month period in the previous year. Our wheat milling joint venture earnings also decreased by $6.8 million compared to the same nine-month period in the previous year.

Income Taxes.    Income tax expense was $86.6 million for the nine months ended May 31, 2012 compared with $87.1 million for the nine months ended May 31, 2011, resulting in effective tax rates of 8.2% and 9.6%, respectively. As a result of the Multigrain transaction previously discussed, during the nine months ended May 31, 2011, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.9% for the nine-month periods ended May 31, 2012 and 2011. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.    Income attributable to noncontrolling interests of $75.1 million for the nine months ended May 31, 2012 increased by $5.8 million compared to the nine months ended May 31, 2011. This net increase was primarily due to increased earnings in our Energy segment during our first quarter of fiscal 2012. As discussed in Note 13, Acquisitions, the portion of NCRA earnings attributable to the noncontrolling interests of NCRA for our first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On May 31, 2012, we had working capital, defined as current assets less current liabilities, of $2,854.6 million and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.0, compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011. On May 31, 2011, we had working capital of $2,183.1 million and a current ratio of 1.3 to 1.0, compared to working capital of $1,604.0 million and a current ratio of 1.4 to 1.0 on August 31, 2010.

On May 31, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of May 31, 2012. As of August 31, 2011 we had two revolving lines of credit totaling $2.2 billion, both of which were terminated and replaced by the existing facilities in September 2011. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed .80 to 1.00 at any time. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected capital expenditures.

On May 31, 2011, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that had an expiration date of June 2015, which had $190.0 million outstanding on May 31, 2011, and interest rates ranging from 0.75% to 1.97%. On November 24, 2010, we terminated our $700.0 million revolving facility that had a May 2011 expiration date and entered into a new $1.3 billion committed 364-day revolving facility that had an expiration date in November 2011. There was $340.0 million outstanding on the 364-day revolving facility on May 31, 2011, with interest rates ranging from 0.66% to 1.77%.

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

Our cash flows provided by operating activities were $995.3 million for the nine months ended May 31, 2012 compared to cash flows used in operating activities of $383.9 million for the nine months ended May 31, 2011. The fluctuation in cash flows when comparing the two periods is primarily from a slight increase in cash outflows for net changes in operating assets and liabilities during the nine months ended May 31, 2012, compared to a significant increase in net cash outflows during the nine months ended May 31, 2011. Commodity prices increased significantly during the nine months ended May 31, 2011, and resulted in a large increase in working capital needs compared to August 31, 2010.

Our operating activities provided net cash of $995.3 million during the nine months ended May 31, 2012. Net income including noncontrolling interests of $974.8 million and net non-cash expenses and income from equity investments of $192.3 million were partially offset by an increase in net operating assets and liabilities of $171.8 million. The primary components of adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization, and amortization of deferred major repair costs, of $187.9 million, deferred tax of $19.8 million, and income from equity investments, net of redemptions from those investments, was $2.8 million. The slight increase in net operating assets and liabilities was caused primarily by an increase in receivables and a decrease in accounts payable and accrued expenses. Partially offsetting this was a decrease in inventories, net margin deposits and net derivative assets which resulted from the decrease in commodity prices on May 31, 2012, when compared to August 31, 2011. On May 31, 2012, the per bushel market prices of our three primary grain commodities decreased as follows: corn $2.02 (27%), soybeans $1.09 (8%) and spring wheat $2.14 (22%) when compared to market prices on August 31, 2011. In general, crude oil market prices decreased $2 (3%) per barrel on May 31, 2012 compared to August 31, 2011. On May 31, 2012, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased between 9% and 19%, depending on the specific products, compared to prices on August 31, 2011, with the exception of Urea, which increased 30%. Grain inventory quantities decreased in our Ag Business segment by 14.8 million bushels (12%) when comparing inventories at May 31, 2012 to August 31, 2011.

Our operating activities used net cash of $383.9 million during the nine months ended May 31, 2011. Net income including noncontrolling interests of $824.1 million and net non-cash expenses and cash distributions from equity investments of $84.0 million were exceeded by an increase in net operating assets and liabilities of $1,292.0 million. The primary components of adjustments to reconcile net income to net cash used in operating activities included depreciation and amortization, with amortization of deferred major repair costs of $182.2 million, redemptions from equity investments, net of income from those investments, of $28.2 million, and deferred taxes of $12.3 million, partially offset by gain on investments of $128.8 million. Gain on investments was previously discussed in “Results of Operations,” and is primarily comprised of the pre-tax gain on the sale of our Multigrain investment in the amount of $119.7 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices reflected in increased inventories, receivables, hedging deposits and derivative assets, partially offset by increases in accounts payable and accrued expenses, customer credit balances, customer advance payments, and derivative liabilities on May 31, 2011, when compared to August 31, 2010. On May 31, 2011, the per bushel market prices of our three primary grain commodities increased as follows: corn $3.23 (76%), spring wheat $3.29 (47%), and soybeans $3.68 (37%) when compared to market prices on August 31, 2010. In general, crude oil market prices increased $31 (43%) per barrel on May 31, 2011 compared to August 31, 2010. On May 31, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally increased between 16% and 39%, depending on the specific products, compared to prices on August 31, 2010.

Our cash usage in our operating activities has generally been the lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy-related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2012 and 2011, the net cash flows used in our investing activities totaled $450.3 million and $643.1 million, respectively.

The acquisition of property, plant and equipment totaled $315.6 million and $214.1 million for the nine months ended May 31, 2012 and 2011, respectively. Included in our acquisitions of property, plant and equipment during the nine months ended May 31, 2011, were capital expenditures for an Environmental Protection Agency (EPA) mandated regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Both refineries were producing gasoline within the regulated benzene levels as of January 1, 2011. Approximately $18.3 million of expenditures for the project were incurred during the nine months ended May 31, 2011.

Expenditures for major repairs related to our refinery turnarounds during the nine months ended May 31, 2012 and 2011, were $20.9 million and $88.0 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six-week period every 2-4 years. Our Laurel, Montana refinery completed a turnaround during the first quarter of fiscal 2012. Both our Laurel, Montana and NCRA’s McPherson, Kansas refineries completed turnarounds during the first quarter of fiscal 2011.

For the year ending August 31, 2012, we expect total expenditures for the acquisition of property, plant and equipment and major repairs to be approximately $500 million. Included in our expected capital expenditures for fiscal 2012, is $60.0 million for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. During the first nine months of fiscal 2012, we spent $29.8 million related to this project. We had previously included anticipated expenditures for upgraded infrastructure and additional capacity at our Kalama, Washington grain export facility. With the recent agreement to sublease this facility to TEMCO, we are no longer including these amounts in our expected capital expenditures as they will be incurred by TEMCO.

Investments made during the nine months ended May 31, 2012 and 2011, totaled $29.6 million and $5.3 million, respectively. We expect to make significant future cash contributions to TEMCO beginning in fiscal 2013 to fund our half of the Kalama, Washington expansion.

Cash acquisitions of businesses, net of cash received, totaled $159.4 million and $67.5 million during the nine months ended May 31, 2012 and 2011, respectively. In February 2012, we acquired Solbar for $128.7 million, net of cash acquired, which is included in our Ag Business segment. This acquisition deepens our presence in the value-added soy protein market. Solbar and its subsidiaries operate in the countries of Israel, China and the U.S. See Note 13, Acquisitions for additional information. In fiscal 2012, we also purchased an oilseed crushing facility in Creston, Iowa for $32.3 million, which is included in our Ag Business segment. In January 2011, we purchased Agri Point Ltd. (Agri Point), for $62.4 million, net of cash acquired. The acquisition is included in our Ag Business segment, and was completed with the purpose of expanding our global grain origination.

Changes in notes receivable during the nine months ended May 31, 2012 resulted in a net increase in cash flows of $65.9 million compared to a net decrease of $532.9 million during the nine months ended May 31, 2011. The primary cause of the increase in cash flows during fiscal 2012 was a decrease in CHS Capital notes receivable on May 31, 2012 compared to August 31, 2011 of $112.3 million, partially offset by an increase in NCRA related party notes receivables. During fiscal 2011, the primary cause of the decrease in cash flows was additional CHS Capital notes receivable of $475.6 million resulting from additional customer borrowings due to higher commodity prices.

Partially offsetting our cash outlays for investing activities for the nine months ended May 31, 2011, was cash received from the sale of our Multigrain investment of $225.0 million, as previously discussed in “Results of Operations.” During the nine months ended May 31, 2011, we received cash from redemptions of investments totaling $32.6 million which primarily related to returns of capital from Agriliance for proceeds the company received from the sale of its retail facilities and the collection of receivables. For the nine months ended May 31, 2012, we received $5.7 million related to redemptions of investments. In addition, for the nine months ended May 31, 2012 and 2011, we received proceeds from the disposition of property, plant and equipment of $3.7 million and $7.0 million, respectively.

Cash Flows from Financing Activities

For the nine months ended May 31, 2012, the net cash flows used by our financing activities totaled $784.0 million compared to the net cash flows provided by our financing activities of $912.3 million for the nine months ended May 31, 2011.

Working Capital Financing

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On May 31, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. On May 31, 2011, we had two primary committed lines of credit. One of these lines of credit was a $900.0 million committed five-year revolving facility that had a June 2015 expiration date and the other was a $1.3 billion committed 364-day revolving facility that had an expiration date in November 2011. Both of these lines of credit were replaced and terminated in connection with the issuance of our existing revolvers in September 2011. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda. have uncommitted lines of credit which are collateralized by $140.6 million of inventories and receivables at May 31, 2012. In addition, Solbar has collateralized lines of credit with $16.1 million outstanding at May 31, 2012. We had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $201.6 million, $130.7 million and $638.9 million as of May 31, 2012, August 31, 2011 and May 31, 2011, respectively.

We have two commercial paper programs, totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. We had no commercial paper outstanding on May 31, 2012, August 31, 2011 or May 31, 2011.

CHS Capital Financing

CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.21% as of May 31, 2012. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $85.5 million as of May 31, 2012.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.01% to 3.16% as of May 31, 2012. As of May 31, 2012, the total funding commitment under these agreements was $247.4 million, of which $74.4 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $250.0 million. The total outstanding commitments under the program totaled $224.0 million as of May 31, 2012, of which $121.6 million was borrowed under these commitments with an interest rate of 1.85%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of May 31, 2012, and are due upon demand. Borrowings under these notes totaled $138.9 million as of May 31, 2012.

Long-term Debt Financing

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On May 31, 2012, we had total long-term debt outstanding of $1,481.4 million, of which $150.0 million was bank financing, $1,259.6 million was private placement debt and $71.8 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011, has not changed significantly during the nine months ended May 31, 2012. On August 31, 2011 and May 31, 2011, we had long-term debt outstanding of $1,502.0 million and $1,039.9 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $37.2 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios as of May 31, 2012. We were in compliance with all debt covenants and restrictions as of May 31, 2012.

We had no long-term borrowings during the nine months ended May 31, 2012, compared to $131.9 million of long-term borrowings during the nine months ended May 31, 2011. During the nine months ended May 31, 2012 and 2011, we repaid long-term debt of $55.7 million and $77.1 million, respectively.

Other Financing

During the nine months ended May 31, 2012 and 2011, changes in checks and drafts outstanding resulted in a decrease in cash flows of $35.1 million and $8.0 million, respectively.

Distributions to noncontrolling interests for the nine months ended May 31, 2012 and 2011, were $77.5 million and $8.1 million, respectively, and were primarily related to NCRA.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and the capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2011, were distributed during the nine months ended May 31, 2012. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for nonindividual members, was $260.6 million. During the nine months ended May 31, 2011, we distributed cash patronage of $141.5 million.

Redemptions of capital equity certificates, approved by the Board of Directors, are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, $138.4 million was redeemed in cash during the nine months ended May 31, 2012, compared to $56.6 million distributed in cash during the nine months ended May 31, 2011.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Global Select Market under the symbol CHSCP. On May 31, 2012, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly, and is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock. Dividends paid on our preferred stock during the nine months ended May 31, 2012 and 2011, were $18.4 million and $18.4 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011, have not materially changed during the nine months ended May 31, 2012.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2012, our bank covenants allowed maximum guarantees of $500.0 million, of which $15.7 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties, for which we provide guarantees, are current as of May 31, 2012.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations are presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2011. In November 2011, we entered into an agreement to purchase the noncontrolling interests of NCRA, including additional contingent consideration. See Note 13, Acquisitions for additional information. In May 2012, we entered into an agreement with TCN requiring us to deliver a minimum volume of grain through their port facilities. See Note 12, Commitments and Contingencies for additional information.

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

In March 2012, NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Kansas Department of Health and Environment, regarding the terms of a settlement with respect to alleged violations of EPA regulations at NCRA’s McPherson, Kansas refinery. The settlement takes the form of a consent decree filed with the U.S. District Court for the District of Kansas and entered in May 2012. The consent decree details an investment which has been made by NCRA for approximately $0.7 million to support local Supplemental Environmental Projects which benefits the community’s emergency response personnel and the community, including the purchase of a new ambulance, emergency command trailer, and other emergency response equipment. The consent decree also requires NCRA to pay approximately $0.7 million, plus associated interest, in civil cash penalties. This settlement will not have a material adverse affect on us or NCRA.

On November 21, 2009, a late-night fire destroyed a shop, a warehouse containing some feed, seed, and agronomy products, and part of the office at the Malta, Montana branch of Milk River Cooperative, a CHS-owned facility. Our local staff worked with local emergency officials to respond in a timely manner in keeping with accepted protocols and in what all parties believed was in the best interests of community health and safety and to eliminate any environmental impact. There were no injuries and the fire was extinguished in a short period of time. We promptly notified both the Montana Department of Environmental Quality and the Montana Department of Emergency Services. All remediation work was overseen by West Central Environmental Consultants and completed under the supervision of the Montana Department of Environmental Quality. Follow up review by the EPA regulators determined that while we had notified the required state agencies, notification was not made to the National Response Center which may or may not have been required depending on whether or not there was a release of a reportable quantity of certain listed chemicals.

On May 26, 2010, we received a letter from the EPA and the United States Department of Justice (DOJ) advising us that those agencies were conducting a criminal investigation as a result of the November 21, 2009 fire and that we were a target of that investigation. To date, no formal legal action has been commenced and we are cooperating with the EPA and the DOJ in exploring the possibility of a settlement in the form of a possible plea agreement for failure to notify the National Response Center, as required by The Comprehensive Environmental Response, Compensation, and Liability Act. While we anticipate that any such plea agreement would likely require us to pay a financial penalty, such a plea agreement would not have a material adverse effect on us.

Critical Accounting Policies

Our critical accounting policies are presented in our Annual Report on Form 10-K for the year ended August 31, 2011. There have been no changes to these policies during the nine months ended May 31, 2012.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 became effective for us during our third fiscal quarter, and the required disclosures are included in Note 11, Fair Value Measurements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 is only disclosure related, it will not have an impact on our financial position, results of operations, or cash flows.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

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

We did not experience any material changes in market risk exposures for the period ended May 31, 2012, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the third fiscal quarter ended May 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2012, NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Kansas Department of Health and Environment, regarding the terms of a settlement with respect to alleged violations of EPA regulations at NCRA’s McPherson, Kansas refinery. The settlement takes the form of a consent decree filed with the U.S. District Court for the District of Kansas and entered in May 2012. The consent decree details an investment which has been made by NCRA for approximately $0.7 million to support local Supplemental Environmental Projects which benefits the community’s emergency response personnel and the community, including the purchase of a new ambulance, emergency command trailer, and other emergency response equipment. The consent decree also requires NCRA to pay approximately $0.7 million, plus associated interest, in civil cash penalties. This settlement will not have a material adverse affect on us or NCRA.

On November 21, 2009, a late-night fire destroyed a shop, a warehouse containing some feed, seed, and agronomy products, and part of the office at the Malta, Montana branch of Milk River Cooperative, a CHS-owned facility. Our local staff worked with local emergency officials to respond in a timely manner in keeping with accepted protocols and in what all parties believed was in the best interests of community health and safety and to eliminate any environmental impact. There were no injuries and the fire was extinguished in a short period of time. We promptly notified both the Montana Department of Environmental Quality and the Montana Department of Emergency Services. All remediation work was overseen by West Central Environmental Consultants and completed under the supervision of the Montana Department of Environmental Quality. Follow up review by the EPA regulators determined that while we had notified the required state agencies, notification was not made to the National Response Center which may or may not have been required depending on whether or not there was a release of a reportable quantity of certain listed chemicals.

On May 26, 2010, we received a letter from the EPA and the United States Department of Justice (DOJ) advising us that those agencies were conducting a criminal investigation as a result of the November 21, 2009 fire and that we were a target of that investigation. To date, no formal legal action has been commenced and we are cooperating with the EPA and the DOJ in exploring the possibility of a settlement in the form of a possible plea agreement for failure to notify the National Response Center, as required by The Comprehensive Environmental Response, Compensation, and Liability Act. While we anticipate that any such plea agreement would likely require us to pay a financial penalty, such a plea agreement would not have a material adverse effect on us.

ITEM 1A. Risk	Factors

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

ITEM 6.	Exhibits

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHS Inc.
(Registrant)

July 12, 2012

/s/ David A. Kastelic
David A. Kastelic
Executive Vice President and Chief Financial Officer