Form 10-K
period 2012-08-31
CHS INC
filed 2012-11-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-50150
________________________________________
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077 (Address of principal executive office, including zip code)	(651) 355-6000 (Registrant’s Telephone number, including area code)
________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

8% Cumulative Redeemable Preferred Stock	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Each Exchange on Which Registered)
________________________________________

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
YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is one of the nation’s leading integrated agricultural companies. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On August 31, 2012, we had 12,272,003 shares of preferred stock outstanding. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2012, our total revenues were $40.6 billion and income attributable to CHS Inc. was $1.3 billion.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell.

Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the wholesale sales of crop nutrients, from the sales of soybean meal and soybean refined oil and through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our grain export joint venture and other investments. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production. In addition, our wheat milling and packaged food operations are included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

Membership in CHS is restricted to certain producers of agricultural products and to associations of producers of agricultural products that are organized and operating so as to adhere to the provisions of the Agricultural Marketing Act and the Capper-Volstead Act, as amended. Our Board of Directors may establish other qualifications for membership from time to time as it may deem advisable.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends) in cash and patrons’ equities (capital equity certificates), which may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from non-members, which are not allocated patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

The following table presents a summary of our primary subsidiary holdings and equity investments for each of our business segments at August 31, 2012:

Business Segment	Entity Name	Business Activity	CHS Ownership%	Income Recognition
Energy	National Cooperative Refinery Association	Petroleum refining	74.5%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated
Ag	CHS do Brasil Ltda.	Grain procurement and merchandising in Brazil	100%	Consolidated
	TEMCO, LLC	Grain exporter	50%	Equity Method
	CHS Europe S.A.	Grain merchandising in Europe	100%	Consolidated
	CHS Ukraine, LLC	Grain procurement and merchandising in Ukraine	100%	Consolidated
	ACG Trade S.A.	Grain procurement and merchandising in Russia	100%	Consolidated
	CHSINC Iberica S.L.	Grain merchandising in Spain	100%	Consolidated
	CHS de Argentina S.A.	Grain merchandising in Argentina	100%	Consolidated
	CHS Argritrade Bulgaria LTD	Grain procurement and merchandising in Bulgaria	100%	Consolidated
	CHS Argritrade Hungary LTD	Grain procurement and merchandising in Hungary	100%	Consolidated
	CHS Argritrade Romania S.R.L.	Grain procurement and merchandising in Romania	100%	Consolidated
	CHS Serbia D.O.O. Novi Sad	Grain procurement and merchandising in Serbia	100%	Consolidated
	Agromarket, LLC	Grain procurement and merchandising in Russia	100%	Consolidated
	S.C. Silotrans S.R.L.	Romanian grain terminal port facility	96%	Consolidated
	CZL LTD	Grain procurement and merchandising in Japan	51%	Consolidated
	CHS Singapore Trading Company PTE. LTD.	Grain procurement and merchandising in Asia Pacific region	100%	Consolidated
	CHS (Shanghai) Trading Co., Ltd.	Grain merchandising in China	100%	Consolidated
	CHS Israel Protein Foods LTD	Israeli soybean processing and textured soy production facilities	100%	Consolidated
	S.P.E. CHS Plant Extracts LTD	Israeli textured soy production facility	100%	Consolidated
	Solbar Ningbo Food, Ltd.	Chinese textured soy production facility	100%	Consolidated
Corporate and Other	Ventura Foods, LLC	Food manufacturing and distributing	50%	Equity Method
	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling General Partnership	Wheat milling in Canada	24%	Equity Method
	CHS Hedging Inc.	Risk management products broker	100%	Consolidated
	Ag States Agency, LLC	Insurance agency	100%	Consolidated
	CHS Capital, LLC	Finance company	100%	Consolidated

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

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 79.2% ownership interest as of September 1, 2012) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,350 independent retail sites, of which 75% are convenience stores marketing Cenex® branded fuels. For fiscal 2012, our Energy revenues, after elimination of inter-segment revenues, were $12.3 billion and were primarily from gasoline and diesel fuel.

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

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 43% gasoline, 37% diesel fuel and other distillates, 6% petroleum coke, and 12% asphalt and other products. Refined fuels produced at Laurel are available via the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.

McPherson Refinery.  The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we owned approximately 74.5% as of August 31, 2012. Our ownership increased to approximately 79.2% in September 2012 upon the first closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA. See Note 17, Acquisitions for additional information. The McPherson refinery processes approximately 79% low and medium sulfur crude oil and 21% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. NCRA sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

The McPherson refinery processes approximately 85,000 barrels of crude oil per day to produce refined products that consist of approximately 50% gasoline, 44% diesel fuel and other distillates, and 6% propane and other products. Approximately 32% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

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

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. For fiscal 2012, we obtained approximately 58% of the refined products we sold from our Laurel and McPherson refineries, and approximately 42% from third parties.

Sales and Marketing; Customers

We make approximately 77% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex tradename. We sold approximately 1.2 billion gallons of gasoline and approximately 1.8 billion gallons of diesel fuel in fiscal 2012, excluding NCRA’s sales to minority owners and others totaling approximately 349 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency (EPA), the Department of Transportation (DOT) and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we and NCRA are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on capital expenditures, earnings or competitive position, of either us or NCRA.

Like many other refineries, our Energy segment’s refineries recently focused their capital spending on reducing pollution emissions and, at the same time, increasing production to help pay for those expenditures. In particular, our refineries have completed work to comply with the EPA low sulfur fuel regulations that were required by 2006, which lowered the sulfur content of gasoline and diesel fuel. The EPA also passed a regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our refineries have incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. Our combined capital expenditures for benzene removal for our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $95.0 million for the projects. Approximately $19.0 million and $43.0 million of expenditures were incurred during our fiscal years ended August 31, 2011 and 2010, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

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

We market refined fuels, motor gasoline and distillate products in five principal geographic areas. The first area includes the midwest and northern plains. Competition at the wholesale level in this area includes major oil companies, including Phillips, Valero and BP Amoco; independent refiners, including Flint Hills Resources and CVR Energy; and wholesale brokers/suppliers, including Western Petroleum Company. This area has a robust spot market and is influenced by the large refinery center along the gulf coast. The majority of the product moved in this market is shipped on the Magellan and NuStar pipeline systems.

To the east of the midwest and northern plains is another unique marketing area. This area centers near Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. CHS principally competes with the major oil companies Marathon, BP Amoco, ExxonMobil and Citgo; independent refineries, including Flint Hills Resources; and wholesale brokers/suppliers, including U.S. Oil.

Another market area is located south of Chicago, Illinois. Most of this area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies Phillips, Valero and ExxonMobil and independent refiners, including Delek US Holdings. This area is principally supplied from the Gulf coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

Another geographic area includes Montana, western North Dakota, Wyoming, Utah, Idaho, Colorado and western South Dakota. Competition at the wholesale level in this area includes the major oil companies ExxonMobil and Phillips and independent refiners, including HollyFrontier Corporation and Sinclair Oil Corporation. This area is also noted for being fairly well balanced in demand and supply, but has in recent times been impacted by the large growth of demand from the Bakken crude activity in this region.

The last area includes much of Washington and Oregon. We compete with the major oil companies Phillips, Tesoro, BP Amoco and Chevron in this area. This area is also known for volatile prices and an active spot market.

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment for the fiscal years ended August 31, 2012, 2011 and 2010 are shown below:

	2012	2011	2010
	(Dollars in thousands)
Revenues	$12,816,542	$11,467,381	$8,799,890
Cost of goods sold	11,514,463	10,694,687	8,437,504
Gross profit	1,302,079	772,694	362,386
Marketing, general and administrative	155,786	142,708	123,834
Operating earnings	1,146,293	629,986	238,552
Loss (gain) on investments	4,008	1,027	(269)
Interest, net	122,302	5,829	9,939
Equity income from investments	(7,537)	(6,802)	(5,554)
Income before income taxes	$1,027,520	$629,932	$234,436
Intersegment revenues	$(467,583)	$(383,389)	$(295,536)
Total identifiable assets at period end	$3,684,571	$3,883,205	$3,004,471

AG

Our Ag segment includes crop nutrients, country operations, grain marketing and processing and food ingredients. Our revenues in our Ag segment primarily include grain sales, which were $20.6 billion for fiscal 2012 after elimination of inter-segment revenues.

Crop Nutrients

Overview

Our North America wholesale crop nutrients business is one of the largest wholesale fertilizer businesses in the U.S. based on tons sold and accounts for approximately 11% of the U.S. market. Tons sold include sales to our country operations business. There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and sell.

Operations

Products are delivered directly to the customer from the manufacturer or through our 16 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. In addition, to supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the country.

Primary suppliers for our wholesale crop nutrients business include CF Industries, Potash Corporation of Saskatchewan, Mosaic Company, Koch Industries and Petrochemical Industries Company (PIC) in Kuwait.

Products and Services

Our wholesale crop nutrients business purchases and sells nitrogen (ammonia, UAN and Urea), phosphate and potash based products.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells to local retailers from New York to the west coast and from the Canadian border to Texas. Our largest customer is our own country operations business, which is also included in our Ag segment. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

Industry; Competition

Regulation.  Our wholesale crop nutrients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Competition.  The wholesale distribution of crop nutrients products is highly competitive and dependent upon relationships with local cooperatives and private retailers, proximity to the customer and competitive pricing. We compete with other large agronomy distributors, as well as other regional or local distributors, retailers and manufacturers. Major competitors in crop nutrients distribution include Agrium, CF Industries, Gavilon, Koch Industries, and a variety of traders and brokers.

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and customers with access to a full range of products, programs and services for production agriculture. Country operations operates 402 locations through 69 business units, the majority of which have local producer boards dispersed throughout Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Michigan and Washington. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our locations, our country operations business units purchase grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is sold through our grain marketing operations, used for livestock feed production or sold to other processing companies. For the year ended August 31, 2012, country operations purchased approximately 570 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 543 million were purchased from members and 330 million were sold through our grain marketing operations.

Other Products.  Our country operations business units manufacture and sell other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflower products.

Industry; Competition

Regulation.  Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our country operations business is also subject to laws and related regulations and rules administered by the United States Department of Agriculture (USDA), the United States Food and Drug Administration (FDA), and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

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

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling over 2.0 billion bushels annually. During fiscal 2012, we purchased approximately 54% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through TEMCO, LLC (TEMCO), a 50% joint venture with Cargill.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. These river terminals are located at Savage and Winona, Minnesota and Davenport, Iowa, as well as terminals in which we have put-through agreements located at St. Louis, Missouri and Beardstown and Havana, Illinois. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the Gulf of Mexico market. In the Pacific Northwest, we conduct our grain marketing operations through TEMCO which operates export terminals in Tacoma, Washington; Kalama, Washington; and Portland, Oregon and primarily exports wheat, corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions.

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations' international customers. This business has expanded its operations into the procurement and marketing of multiple commodities, including fertilizers. During fiscal 2007, we invested in a Brazil-based joint venture, Multigrain AG (Multigrain). During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd. (Mitsui), for $225.0 million and recognized a pre-tax gain of $119.7 million from the sale. During fiscal 2012, we used some of the proceeds from the transaction for other investment opportunities in South America and we intend to use the balance of the proceeds for additional investments.

We have opened additional international offices between fiscal 2007 and 2012 throughout the world. These include offices and operations in Europe, South America, the Black Sea and Mediterranean Basin regions and the Asia-Pacific region.

For sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide we have offices in Geneva, Switzerland; Barcelona, Spain; Kiev, Ukraine; Novorossiysk, Russia; Budapest, Hungary; Novi Sad, Serbia; Bucharest, Romania; Sofia, Bulgaria; and a marketing office in Amman, Jordan. With the Agri Point acquisition in fiscal 2011, we have a deep water port in Constanta, Romania, a barge loading facility on the Danube River in Giurgiu, Romania, and an inland grain terminal at Oroshaza, Hungary. In addition, we own three grain transshipment points in Russia and we have an investment in a port facility in Odessa, Ukraine. In the Pacific Rim area, we have offices in Singapore; Seoul, South Korea; Hong Kong; and Shanghai, China that serve customers receiving grains and oilseeds from our origination points in North America, South America and the Black Sea Regions. In South America we have grain merchandising offices to source grains in Sao Paulo, Brazil and Buenos Aires, Argentina. Finally, we sell and market crop nutrients from our Geneva, Switzerland; Sao Paulo, Brazil; and Buenos Aires, Argentina offices.

Our grain marketing operations may have significant working capital needs, at any time, depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

Our grain marketing operations purchased approximately 2.0 billion bushels of grain during the year ended August 31, 2012, which primarily included corn, soybeans, wheat and distillers dried grains with solubles (DDGS). Of the total grains purchased by our grain marketing operations, 729 million bushels were from our individual and cooperative association members, 330 million bushels were from our country operations business and the remainder was from third parties.

Sales and Marketing; Customers

Purchasers of our grain and oilseed include domestic and foreign millers, maltsters, feeders, crushers and other processors. To a much lesser extent, purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer, and its supply relationships call for delivery of grain at prevailing market prices.

Industry; Competition

Regulation.  Our grain marketing operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our grain marketing operations are also subject to laws and related regulations and rules administered by the USDA, the FDA, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

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

Our grain marketing operations compete for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as ADM, Cargill, Bunge, Glencore, Noble, Marubeni and Louis Dreyfus, each of which handles significant grain volumes.

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

Processing and Food Ingredients

Overview

Our Processing and Food Ingredients business operates globally and converts soybeans into soybean meal, soyflour, crude soybean oil, refined soybean oil and associated by-products. We then further process soyflour for use in the food/snack industry.

Operations

Our processing operations are conducted at facilities in Mankato, Minnesota; Fairmont, Minnesota; Creston, Iowa; and Ashdod, Israel that can crush approximately 107 million bushels of soybeans on an annual basis, producing approximately 2.5 million short tons of soybean meal/soyflour and 1.2 billion pounds of crude soybean oil. We also have operations in Ashdod, Israel; Hutchinson, Kansas; Ningbo, China; and South Sioux City, Nebraska where we further process soyflour for use in the food/snack industry.

Products and Services

Our processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications. Soyflour is processed further to produce textured concentrates and isolates used in the food/snack industry. We produce approximately 162 thousand tons of soyflour annually and approximately 45% is further processed at our protein manufacturing facilities.

Our domestic soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase our soybeans from members, global offices and third parties with a tight integrated connection with our Grain Marketing division. Our crushing operations currently produce approximately 95% of the crude soybean oil that we refine, and purchase the balance from outside suppliers.

Soybeans are a commodity and their price can fluctuate significantly depending on production levels, demand for the products and other supply factors.

Sales and Marketing; Customers

Our customers for refined oil are principally large food product companies. Our largest customer for refined oil products is Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. We primarily sell soymeal to feed lots and feed mills and soyflour to customers in the baking industry.

Industry; Competition

The refined soybean products industry is highly competitive. Major industry competitors include ADM, Cargill, Ag Processing Inc. and Bunge. These and other competitors have acquired other processors, expanded existing plants or constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. We estimate that we have a market share of approximately 4% to 5% of the domestic refined soybean oil and also the domestic soybean crushing capacity. We are a relatively small participant in the protein food business, competing with ADM, Solae and Cargill.

Regulation.  Our processing and food ingredients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes; and the transportation, handling and disposition of wastes. Our Processing segment's operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners, to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our capital expenditures, earnings or competitive position.

Summary Operating Results

Summary operating results and identifiable assets for our Ag segment for the fiscal years ended August 31, 2012, 2011 and 2010 are shown below:

	2012	2011	2010
	(Dollars in thousands)
Revenues	$28,181,445	$25,767,033	$16,715,055
Cost of goods sold	27,544,040	25,204,301	16,258,679
Gross profit	637,405	562,732	456,376
Marketing, general and administrative	273,757	229,369	187,640
Operating earnings	363,648	333,363	268,736
Loss (gain) on investments	1,049	(118,344)	(421)
Interest, net	57,915	57,438	33,039
Equity income from investments	(22,737)	(40,482)	(31,248)
Income before income taxes	$327,421	$434,751	$267,366
Total identifiable assets — August 31	$6,816,809	$5,276,537	$3,847,518

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

CHS Hedging Inc.  Our wholly-owned subsidiary, CHS Hedging Inc., is a registered Futures Commission Merchant and a clearing member of both the Minneapolis Grain Exchange and the Kansas City Board of Trade. In October 2012, CHS Hedging's name was changed from Country Hedging, Inc. CHS Hedging provides full-service commodity risk management brokerage and consulting services to its customers, primarily in the areas of agriculture and energy.

Ag States Group.  Our wholly-owned subsidiary, Ag States Agency, LLC, is a full-service independent insurance agency. It sells all lines of insurance, including property and casualty, group benefits and surety bonds. Its approximately 1,800 customers are primarily agribusinesses, including cooperatives and independent elevators, energy, agronomy, feed and seed plants, implement dealers and food processors. Impact Risk Funding, Inc. PCC, (IRF) a wholly-owned subsidiary of Ag States Agency, LLC, was incorporated as a protected cell captive insurer in the District of Columbia in July 2010. IRF was created as an insurance entity to provide alternative risk financing options for customers.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. During fiscal 2012, 2011 and 2010, we invested $3.0 million, $3.1 million and $2.1 million, respectively, in Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2012 were $426.3 million and $22.5 million, respectively. Horizon Milling’s advance payments on grain to us were $11.4 million on August 31, 2012, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting and on August 31, 2012, our investment was $78.4 million. On August 31, 2012, our net book value of assets leased to Horizon Milling was $49.6 million.

During fiscal 2007, we formed Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired a Canadian grain-based foodservice and industrial business, which includes two flour milling operations and two dry baking mixing facilities in Canada. During fiscal 2010, we invested $0.4 million in Horizon Milling G.P. We account for the investment using the equity method of accounting, and on August 31, 2012, our investment was $16.7 million.

Foods

Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods) which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2012, our investment was $292.4 million.

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

Ventura Foods currently has 11 manufacturing and distribution locations across the United States. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm/coconut oil, peanut oil and other ingredients and supplies, from various national and overseas suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2012 fiscal year, Sysco accounted for 23% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Major competitors include ADM, Cargill, Bunge, Unilever, ConAgra, Stratas Foods LLC, Smuckers, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Agriliance, LLC

Agriliance LLC (Agriliance) is owned and governed by CHS (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment, using the equity method of accounting, within Corporate and Other. Prior to September 1, 2007, Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance has ceased its business activities and primarily holds long-term liabilities. During the years ended August 31, 2011 and 2010, we received $28.0 million and $105.0 million, respectively, of cash distributions from Agriliance as returns of capital for proceeds from the sale of many of the Agriliance retail facilities, and the collection of receivables. We recorded pre-tax gains of $9.0 million and $28.4 million during fiscal 2011 and 2010, respectively, related to these cash distributions.

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

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of some contracts in our Energy segment which were previously accounted for as cash flow hedges. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

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

EMPLOYEES

On August 31, 2012, we had 10,216 full, part-time, temporary and seasonal employees, which included 685 employees of NCRA. Of that total, 2,773 were employed in our Energy segment, 5,181 in our country operations business (including approximately 1,443 seasonal and temporary employees), 166 in our crop nutrients operations, 944 in our grain marketing operations, 638 in our processing and food ingredients operations and 514 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals. A portion of both of our segments and Corporate and Other are employed in this manner.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions: the United Steel Worker (USW) Union Local 11- 443 represents 191 refinery employees for which agreements are in place through January 31, 2015 and the Oil Basin Pipeliners Union (OBP) represents 18 pipeline employees for which they have an evergreen labor agreement that renews every September 1 unless 60 days notice is given. The contracts covering the NCRA McPherson, Kansas refinery include 318 employees represented by the United Steel Workers of America (USWA) that are in place through June 2015. There are currently 83 CHS employees in transportation and lubricant plant operations covered by collective bargaining agreements with the Teamsters that expire at various times including a labor contract with Montana drivers which represents 24 employees, one with Wisconsin drivers representing 26 employees and one with lubricant plant production workers representing 33 employees.

Certain production workers in our processing and food ingredients operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) representing 120 employees, which expires on June 30, 2013 and the Pipefitters’ Union representing 1 employee, which expires on April 30, 2013. The BTWGM also represents 43 employees at our Superior, Wisconsin grain export terminal with a contract expiring on June 30, 2013. Various union contracts cover employees in other grain and crop nutrient terminal operations: the USWA represents 72 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring on May 31, 2013; the Teamsters represent 9 employees at our Winona, Minnesota river terminal with a contract expiring on February 28, 2015; and the International Longshoremen’s and Warehousemen’s Union (ILWU) represents 32 employees at our Kalama, Washington export terminal with a contract in place through September 2014. Finally, certain employees in our country operations business are represented by collective bargaining agreements with the BTWGM which represents 25 employees in two locations, Hermiston, Oregon and Great Falls, Montana, with contracts expiring on December 31, 2014 and July 1, 2014 respectively.

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

These distributions, referred to as “patronage dividends,” may be made in cash, patrons’ equities, revolving fund certificates, our securities, securities of others or any combination designated by the Board of Directors. Beginning in fiscal 2006 through fiscal 2010, the Board of Directors approved the distributed patronage dividends to be in the form of 35% cash and 65% patrons’ equities (see “— Patrons’ Equities” below). For fiscal 2011 and 2012, the Board of Directors approved the distributed patronage dividends to be in the form of 35% cash and 65% patrons’ equity for individuals and 40% cash and 60% patrons’ equity for non-individuals. In addition, the Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2011 and 2012, be added to our capital reserves. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2012, 2011 and 2010, were $676.3 million ($260.7 million in cash), $402.4 million ($141.5 million in cash) and $438.0 million ($153.9 million in cash), respectively.

By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients operating earnings and the gain on the sale of our CF Industries stock through the cancellation of capital equity certificates in fiscal 2010.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2012, that will be distributed in fiscal 2013, to be approximately $196.0 million.

Cash redemptions of patrons and other equities during the years ended August 31, 2012, 2011 and 2010 were $145.7 million, $61.2 million and $23.1 million, respectively. An additional $36.7 million of equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the year ended August 31, 2010. No equities were redeemed by issuance of shares of our 8% Cumulative Redeemable Preferred Stock during the years ended August 31, 2012 and 2011.

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

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. Capital Equity Certificates issued by us are subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2012, our outstanding capital includes patrons’ equities (consisting of Capital Equity Certificates and Non-patronage Equity Certificates), 8% Cumulative Redeemable Preferred Stock and certain capital reserves.

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

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2012, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Our revenues and operating results could be adversely affected by changes in commodity prices, as well as global and domestic economic downturns and risks.

Our revenues, earnings and cash flows are affected by market prices for commodities such as crude oil, natural gas, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income. In addition, the level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living.  A significant downturn in global economic growth or recessionary conditions in major geographic regions, may lead to a reduced demand for agricultural commodities, which could adversely affect our business and results of operations.  Additionally, weak global conditions and adverse conditions in global financial markets may adversely impact the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations.

Our revenues originated outside of the U.S. were approximately 7% of consolidated net sales in fiscal 2012 and one of our core strategic initiatives includes global expansion. As a result, we are exposed to risks associated with having increased global operations outside the U.S., including economic or political instability in the international markets in which we do business, including South America, Asia, and Europe.

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

New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. It is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of GHGs (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our energy products. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or substantial modifications to existing equipment.

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

The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. These efforts to change the regulation of financial markets may subject users of derivatives, such as CHS, to extensive oversight and regulation by the Commodities Futures Trading Commission (CFTC). Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, are in the process of being finalized and adopted and we will continue to monitor these developments.

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

As a cooperative, we may not sell common stock in our company. In addition, existing laws and our articles of incorporation and bylaws contain limitations on dividends of 8% on any preferred stock that we may issue. These limitations may restrict our ability to raise equity capital and may adversely affect our ability to compete with enterprises that do not face similar restrictions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of August 31, 2012, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States and internationally. Below is a summary of these locations.

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
Convenience stores/gas stations
68 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 20 of which are leased. We own an additional 4 locations which we do not operate, but are on capital leases to others

Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

We have an approximate 79.2% interest in NCRA, which owns and operates the following facilities:

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

Ag

Within our Ag segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our North American crop nutrients operations at the following locations:

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

Country Operations

In our country operations business, we own agri-operations in 390 communities (of which some of the facilities are on leased land), 3 sunflower plants and 9 feed manufacturing facilities of which we operate 8 and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Michigan and Washington.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Constanta, Romania (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Myrtle Grove, Louisiana (owned)
Oroshaza, Hungary (owned)
Russia (3 owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (owned)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations, unless otherwise noted:

Amman, Jordan
Barcelona, Spain
Bucharest, Romania
Budapest, Hungary
Buenos Aires, Argentina (2 locations)
Davenport, Iowa (owned)
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev and Odessa, Ukraine
Novorossiysk, Russia (also 7 other Russia locations)
Lincoln, Nebraska
Novi Sad, Serbia
Sao Paulo, Brazil (also 8 other Brazil locations)
Seoul, South Korea
Singapore
Sofia, Bulgaria
Shanghai, China
Winona, Minnesota (owned)

Processing and Food Ingredients

We own soybean processing facilities and/or textured soy protein production facilities at the following locations:

Ashdod, Israel
Ashkelon, Israel
Creston, Iowa
Fairmont, Minnesota
Hutchinson, Kansas
Mankato, Minnesota
Ningbo, China
South Sioux City, Nebraska

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Houston, Texas (Ag States Group)
Indianapolis, Indiana (Ag States Group and CHS Hedging Inc.)
Kansas City, Missouri (CHS Hedging Inc.)
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

In March 2012, NCRA reached agreement with the Environmental Protection Agency (EPA) and the State of Kansas Department of Health and Environment, regarding the terms of a settlement with respect to alleged violations of EPA regulations at NCRA's McPherson, Kansas refinery. The settlement takes the form of a consent decree filed with the U.S. District Court for the District of Kansas and entered in May 2012. The consent decree details an investment which has been made by NCRA for approximately $0.7 million to support local Supplemental Environmental Projects which benefits the community's emergency response personnel and the community, including the purchase of a new ambulance, emergency command trailer, and other emergency response equipment. The consent decree also required NCRA to pay approximately $0.7 million, plus associated interest, in civil cash penalties. The penalties were paid in June 2012. This settlement did not have a material adverse affect on us or NCRA.

On November 21, 2009, a late-night fire destroyed a shop, a warehouse containing some feed, seed, and agronomy products, and part of the office at the Malta, Montana branch of Milk River Cooperative, a CHS-owned facility. Our local staff worked with local emergency officials to respond in a timely manner in keeping with accepted protocols and in what all parties believed was in the best interests of community health and safety and to eliminate any environmental impact. There were no injuries and the fire was extinguished in a short period of time. We promptly notified both the Montana Department of Environmental Quality and the Montana Department of Emergency Services. All remediation work was overseen by West Central Environmental Consultants and completed under the supervision of the Montana Department of Environmental Quality. Follow-up review by the EPA regulators determined that while we had notified the required state agencies, notification was not made to the National Response Center as mandated for events in which there is a potential chemical release - essentially, a failure to make a phone call in the middle of the night. This situation resulted from an inadvertent, unintentional human error related to a technical reporting requirement.

In October 2012, we entered into a plea agreement with the EPA and the U.S. Department of Justice related to the November 2009 fire at Malta, Montana. The plea was entered in the U.S. District Court for the District of Montana. Under the terms of the plea agreement, we agreed to enter a guilty plea to one count of failure to report a release of a reportable quantity of a hazardous substance, a violation of the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). In addition, we agreed to pay a $500,000 fine and, as part of the plea agreement, agreed to contribute an additional $50,000 to the Malta Fire Department for equipment that would assist the fire department in fighting future fires in its community.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 75,600 members, of which approximately 1,100 are cooperative association members and approximately 74,500 are individual members. As a cooperative, we do not have any common stock that is traded.

On August 31, 2012, we had 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which is listed on the NASDAQ Stock Market LLC under the symbol CHSCP.

We have not sold any equity securities during the three years ended August 31, 2012 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2012, 2011 and 2010, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Income Statement Data:
Revenues	$40,599,286	$36,915,834	$25,267,931	$25,729,916	$32,167,461
Cost of goods sold	38,588,143	35,512,988	24,397,410	24,849,901	30,993,899
Gross profit	2,011,143	1,402,846	870,521	880,015	1,173,562
Marketing, general and administrative	498,233	438,498	366,582	355,299	329,965
Operating earnings	1,512,910	964,348	503,939	524,716	843,597
Loss (gain) on investments	5,465	(126,729)	(29,433)	56,305	(29,193)
Interest, net	193,263	74,835	58,324	70,487	76,460
Equity income from investments	(102,389)	(131,414)	(108,787)	(105,754)	(150,413)
Income before income taxes	1,416,571	1,147,656	583,835	503,678	946,743
Income taxes	80,852	86,628	48,438	63,304	71,861
Net income	1,335,719	1,061,028	535,397	440,374	874,882
Net income attributable to noncontrolling interests	75,091	99,673	33,238	58,967	71,837
Net income attributable to CHS Inc.	$1,260,628	$961,355	$502,159	$381,407	$803,045
Balance Sheet Data (August 31):
Working capital	$2,848,462	$2,776,492	$1,603,994	$1,626,352	$1,738,600
Net property, plant and equipment	2,786,324	2,420,214	2,253,071	2,099,325	1,948,305
Total assets	13,423,151	12,217,010	8,666,128	7,869,845	8,771,978
Long-term debt, including current maturities	1,440,353	1,501,997	986,241	1,071,953	1,194,855
Total equities	4,473,323	4,265,320	3,604,451	3,333,164	3,161,418

The selected financial information below has been derived from our two business segments, and Corporate and Other, for the years ended August 31, 2012, 2011 and 2010. The intercompany revenues between segments were $467.6 million, $383.4 million and $295.5 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Prior year amounts in the following table have been adjusted to conform to our current segments.

Summary Financial Data By Business Segment

	Energy			Ag
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Revenues	$12,816,542	$11,467,381	$8,799,890	$28,181,445	$25,767,033	$16,715,055
Cost of goods sold	11,514,463	10,694,687	8,437,504	27,544,040	25,204,301	16,258,679
Gross profit	1,302,079	772,694	362,386	637,405	562,732	456,376
Marketing, general and administrative	155,786	142,708	123,834	273,757	229,369	187,640
Operating earnings	1,146,293	629,986	238,552	363,648	333,363	268,736
Loss (gain) on investments	4,008	1,027	(269)	1,049	(118,344)	(421)
Interest, net	122,302	5,829	9,939	57,915	57,438	33,039
Equity income from investments	(7,537)	(6,802)	(5,554)	(22,737)	(40,482)	(31,248)
Income before income taxes	$1,027,520	$629,932	$234,436	$327,421	$434,751	$267,366
Intersegment revenues	$(467,583)	$(383,389)	$(295,536)
Total identifiable assets — August 31	$3,684,571	$3,883,205	$3,004,471	$6,816,809	$5,276,537	$3,847,518

	Corporate and Other
	2012	2011	2010
	(Dollars in thousands)
Revenues	$68,882	$64,809	$48,522
Cost of goods sold	(2,777)	(2,611)	(3,237)
Gross profit	71,659	67,420	51,759
Marketing, general and administrative	68,690	66,421	55,108
Operating earnings (losses)	2,969	999	(3,349)
Loss (gain) on investments	408	(9,412)	(28,743)
Interest, net	13,046	11,568	15,346
Equity income from investments	(72,115)	(84,130)	(71,985)
Income before income taxes	$61,630	$82,973	$82,033
Intersegment revenues
Total identifiable assets — August 31	$2,921,771	$3,057,268	$1,814,139

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

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as wholesaler and retailer of crop inputs. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling G.P.

Results of Operations

Comparison of the years ended August 31, 2012 and 2011

General.  We recorded income before income taxes of $1.4 billion in fiscal 2012 compared to $1.1 billion in fiscal 2011, an increase of $268.9 million (23%). Operating results reflected increased pretax earnings in our Energy segment, partially offset by decreased pretax earnings in our Ag segment and in Corporate and Other.

Our Energy segment generated income before income taxes of $1.0 billion for the year ended August 31, 2012 compared to $629.9 million in fiscal 2011, representing an increase of $397.6 million (63%). The increase in earnings is primarily from improved margins on refined fuels at both our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas. Earnings in our propane and transportation businesses also improved, while our renewable fuels marketing and lubricants businesses experienced decreased earnings during the year ended August 31, 2012 when compared to the previous year. The reversal of the crude oil pipeline in the Cushing, OK area has not significantly impacted our refined fuels margins. The pipeline is not yet at full capacity and, as a result, it is possible that the reversal could still have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag segment generated income before income taxes of $327.4 million for the year ended August 31, 2012 compared to $434.8 million in fiscal 2011, a decrease in earnings of $107.3 million (25%). Earnings from our wholesale crop nutrients business improved $8.1 million for the year ended August 31, 2012 compared with fiscal 2011, primarily due to increased margins from capturing market appreciation with successful product sourcing and placement. Our country operations earnings increased $4.6 million during the year ended August 31, 2012 compared to the prior year, primarily as a result of increased retail merchandise volumes, partially offset by decreased grain volumes. Our grain marketing earnings decreased by $101.3 million during the year ended August 31, 2012 compared with fiscal 2011, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain AG (Multigrain) of $119.7 million during fiscal 2011. We also experienced decreased grain volumes during fiscal 2012, primarily due to large crops harvested in the Black Sea, South America and Australia, which reduced our U.S. grain exports and reduced our earnings. In addition, the fall harvest produced short crops in the U.S., which also negatively impacted our volumes. Our processing and food ingredients margins increased, but we experienced a decrease in earnings of $19.2 million for the year ended August 31, 2012 compared to the prior year, primarily related to acquisition costs of $5.7 million as well as additional administrative costs and allocated interest related to our Solbar and Creston acquisitions. See Note 17, Acquisitions for additional information.

Corporate and Other generated income before income taxes of $61.6 million during fiscal 2012 compared to $83.0 million during fiscal 2011, a decrease in earnings of $21.3 million (26%). Business solutions earnings remained relatively flat during the year ended August 31, 2012 compared with fiscal 2011, which reflected increased activities in our hedging services, partially offset by decreases in activities in our financial services. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, decreased by $5.9 million during the year ended August 31, 2012, compared to the prior year, primarily from decreased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, decreased by $3.9 million for the year ended August 31, 2011 compared to the prior year, primarily as a result of decreased margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2012 was $1.3 billion compared to $961.4 million for the year ended August 31, 2011, which represents a $299.3 million (31%) increase.

Revenues.  Consolidated revenues were $40.6 billion for the year ended August 31, 2012 compared to $36.9 billion for the year ended August 31, 2011, which represents a $3.7 billion (10%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $12.3 billion increased by $1.3 billion (11%) during the year ended August 31, 2012 compared to fiscal 2011. During the years ended August 31, 2012 and 2011, our Energy segment recorded revenues from sales to our Ag segment of $467.6 million and $383.4 million, respectively, which are eliminated as part of the consolidation process. The net increase of $1.3 billion is comprised of a net increase of $669.0 million related to higher prices and $593.0 million related to higher sales volume. Refined fuels revenues increased $1.4 billion (17%), of which $402.8 million was related to a net average selling price increase, and $951.7 million related to higher volumes, compared to the previous year. The sales price of refined fuels increased $0.13 per gallon (4%), while volumes increased 12%. Propane revenues were relatively flat, which included $9.5 million related to a decrease in the net average selling price, partially offset by an $8.6 million increase in volume, when compared to the previous year. The average selling price of propane decreased $0.02 per gallon (1%), almost entirely offset by a 1% increase in sales volumes, when compared to the prior year. Renewable fuels marketing revenues increased $14.1 million (1%), primarily from a 5% increase in volumes, partially offset by a decrease in the average selling price of $0.10 per gallon (4%), when compared with fiscal 2011.

Our Ag segment revenues, after elimination of intersegment revenues, of $28.2 billion increased $2.4 billion (9%) during the year ended August 31, 2012 compared to fiscal 2011.

Grain revenues in our Ag segment totaled $20.6 billion and $19.6 billion during the years ended August 31, 2012 and 2011, respectively. Of the grain revenues increase of $1.0 billion (5%), $1.2 billion is due to increased average grain selling prices, partially offset by a $226.2 million decrease due to a 1% net decrease in volumes, during the year ended August 31, 2012 compared to the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.56 per bushel (6%) over fiscal 2011. Corn had increased volumes, and soybeans and wheat had decreased volumes compared to the year ended August 31, 2011.

Our processing and food ingredients revenues in our Ag segment of $1.5 billion increased $245.1 million (19%) during fiscal 2012 compared to fiscal 2011. The net increase in revenues is comprised of $93.0 million from an increase in the average selling price of our oilseed products and a net increase of $152.1 million related to increased volumes, as compared to fiscal 2011. The increase in volumes is largely attributable to our Solbar and Creston acquisitions. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $2.8 billion and $2.4 billion during the years ended August 31, 2012 and 2011, respectively. Of the wholesale crop nutrient revenues increase of $370.8 million (15%), $321.2 million was related to increased average fertilizer selling prices and $49.6 million was due to increased volumes during the year ended August 31, 2012 compared to the prior fiscal year. The average sales price of all fertilizers sold reflected an increase of $58 per ton (13%) over fiscal 2011. Our wholesale crop nutrient volumes increased 2% during the year ended August 31, 2012 compared with fiscal 2011.

Our Ag segment other product revenues, primarily feed and farm supplies, of $3.1 billion increased by $733.8 million (32%) during fiscal 2012 compared to fiscal 2011, primarily the result of increased revenues in our country operations sales of retail crop nutrients, feed, crop protection and energy products, which includes additional volumes from acquisitions. Other revenues within our Ag segment of $213.4 million during fiscal 2012 increased $22.3 million (12%) compared to fiscal 2011 primarily due to increased service activities related to the spring planting season, including additional volumes generated from acquisitions.

Total revenues also include other revenues generated primarily within our Ag segment and Corporate and Other. Our Ag segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold of $38.6 billion for the year ended August 31, 2012 compared to $35.5 billion for the year ended August 31, 2011, which represents a $3.1 billion (9%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $11.0 billion increased by $735.6 million (7%) during fiscal 2012 compared to fiscal 2011. The increase in cost of goods sold is primarily due to an increase in sales volumes for refined fuels products. Specifically, refined fuels cost of goods sold increased $812.4 million (11%) which reflects a 12% increase in volumes, partially offset by a decrease in the average cost of refined fuels of $0.03 per gallon (1%) compared to the year ended August 31, 2011. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries was relatively flat compared to the year ended August 31, 2011, which is reflected in the $0.03 per gallon decrease in average cost of refined fuels. An increase in the contingent crack spread liability related to our purchase of noncontrolling interests of NCRA of $22.3 million was reflected in an increase in refined fuels cost of goods sold. The cost of propane was relatively flat, which was reflected by a 1% increase in volumes, partially offset by an average cost decrease of $0.02 per gallon (2%), when compared to the year ended August 31, 2011. Renewable fuels marketing costs increased $17.0 million (1%), primarily from a 5% increase in volumes, partially offset by a decrease in the average cost of $0.10 per gallon (4%), when compared with the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $27.5 billion increased $2.3 billion (9%) during fiscal 2012 compared to fiscal 2011. Grain cost of goods sold in our Ag segment totaled $20.4 billion and $19.3 billion during the years ended August 31, 2012 and 2011, respectively. The cost of grains and oilseed procured through our Ag segment increased $1.0 billion (5%) compared to the year ended August 31, 2011. This is primarily the result of a $0.58 (7%) increase in the average cost per bushel, partially offset by a 1% net decrease in bushels sold, as compared to the prior year. The average month-end market price per bushel of soybeans and corn increased, while spring wheat decreased compared to the prior fiscal year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.5 billion increased $232.7 million (18%) during fiscal 2012 compared to fiscal 2011, which was primarily due to additional sales resulting from our Solbar and Creston acquisitions, coupled with increases in the cost of soybeans purchased and higher volumes of oilseed refined products sold.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.7 billion and $2.3 billion during the years ended August 31, 2012 and 2011 respectively. The net increase of $379.5 million (17%) is comprised of a net increase in tons sold of 2%, in addition to an increase in the average cost per ton of fertilizer of $60 (14%), when compared to the prior fiscal year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $670.5 million (34%) during fiscal 2012 compared to fiscal 2011, primarily the result of increased revenues in our country operations sales of retail crop nutrients, feed, crop protection and energy products, and includes additional volumes from acquisitions.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $498.2 million for the year ended August 31, 2012 increased by $59.7 million (14%) compared to fiscal 2011. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment.

Loss (Gain) on Investments.  Loss on investments of $5.5 million for the year ended August 31, 2012 reflects a decrease of $132.2 million from a net gain on investments in fiscal 2011. During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million included in our Ag segment. We also recorded pre-tax gains of $9.0 million in fiscal 2011 related to cash distributions received from Agriliance for proceeds received from the sale of many of the Agriliance retail facilities, and the collection of receivables, which is included in Corporate and Other.

Interest, net.  Net interest of $193.3 million for the year ended August 31, 2012 increased $118.4 million compared to fiscal 2011. Interest expense for the years ended August 31, 2012 and 2011 was $207.3 million and $83.0 million, respectively. The increase in interest expense of $124.2 million is primarily due to interest accretion of $6.0 million related to the purchase of the NCRA noncontrolling interests and $107.2 million of patronage earned by the noncontrolling interests of NCRA. See Note 17, Acquisitions for additional information. The increase in interest expense was also due to a private placement of $500.0 million in June 2011 for long-term debt, partially offset by decreased short-term borrowings from decreased working capital needs during the year ended August 31, 2012 compared to the previous fiscal year. The average level of short-term borrowings decreased $625.2 million, primarily due to decreased working capital needs during the year ended August 31, 2012 compared to the previous year, of which $113.5 million related to CHS Capital activity. For the years ended August 31, 2012 and 2011, we capitalized interest of $8.9 million and $5.5 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $5.1 million and $2.7 million for the years ended August 31, 2012 and 2011, respectively.

Equity Income from Investments.  Equity income from investments of $102.4 million for the year ended August 31, 2012 decreased $29.0 million (22%) compared to fiscal 2011. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag segment and Corporate and Other of $17.7 million and $12.0 million, respectively, partially offset by improved earnings from investments in our Energy segment of $0.7 million.

Our Ag segment generated reduced equity investment earnings of $17.7 million. We had a net decrease of $19.1 million from our share of equity investment earnings in our grain marketing joint ventures during fiscal 2012 compared to the previous fiscal year, which is primarily related to the dissolution of United Harvest and decreased earnings related to a reduction in U.S. exports, partially offset by our sale of Multigrain. Our country operations business reported an aggregate increase in equity investment earnings of $1.9 million from several small equity investments.

Corporate and Other generated decreased equity investment earnings of $12.0 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which decreased $5.8 million compared to fiscal 2011, as well as our wheat milling joint venture earnings, which also decreased by $5.8 million compared to fiscal 2011.

Income Taxes.  Income tax expense of $80.9 million for the year ended August 31, 2012, compared with $86.6 million for fiscal 2011, resulting in effective tax rates of 5.7% and 7.5%, respectively. During fiscal 2011, as a result of the sale of our Multigrain investment, we reduced a valuation allowance related to the carryforward of certain capital losses that will expire on August 31, 2014, by $24.6 million. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.9% for the years ended August 31, 2012 and 2011, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $75.1 million for the year ended August 31, 2012 decreased by $24.6 million (25%) compared to fiscal 2011. As discussed in Note 17, Acquisitions, the portion of NCRA earnings attributable to the noncontrolling interests for our first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Comparison of the years ended August 31, 2011 and 2010

General.  We recorded income before income taxes of $1.1 billion in fiscal 2011 compared to $583.8 million in fiscal 2010, an increase of $563.8 million (97%). Operating results reflected higher pretax earnings in our Energy and Ag segments as well as within Corporate and Other.

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

Our Ag segment generated income before income taxes of $434.8 million for the year ended August 31, 2011 compared to $267.4 million in fiscal 2010, an increase in earnings of $167.4 million (63%). Earnings from our wholesale crop nutrients business improved $34.9 million for the year ended August 31, 2011 compared with fiscal 2010, primarily from increased volumes and improved margins. Our country operations earnings increased $48.7 million during the year ended August 31, 2011 compared to the prior year, primarily as a result of higher grain volumes and increased margins, including from acquisitions made over the past year. Our grain marketing earnings increased by $76.9 million during the year ended August 31, 2011 compared with fiscal 2010, primarily as a result of a pre-tax gain on the sale of our investment in Multigrain of $119.7 million, partially offset by an increase of $27.2 million of equity method losses from Multigrain and also higher expenses related to the expansion of our foreign operations. Our processing and food ingredients earnings increased by $5.7 million for the year ended August 31, 2011 compared to the prior year, primarily due to improved crushing margins, partially offset by reduced refining margins.

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

Revenues.  Consolidated revenues of $36.9 billion for the year ended August 31, 2011 compared to $25.3 billion for the year ended August 31, 2010, which represents an $11.6 billion (46%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $11.1 billion increased by $2.6 billion (30%) during the year ended August 31, 2011 compared to fiscal 2010. During the years ended August 31, 2011 and 2010, our Energy segment recorded revenues from our Ag segment of $383.4 million and $295.5 million, respectively, which are eliminated as part of the consolidation process. The net increase in revenues of $2.6 billion is comprised of a net increase of $2.8 billion related to higher prices, partially offset by $189.2 million related to a net decrease in sales volume. Refined fuels revenues increased $2.0 billion (32%), of which $2.2 billion was related to a net average selling price increase, partially offset by $249.6 million, which was attributable to decreased volumes, compared to the previous year. The sales price of refined fuels increased $0.80 per gallon (38%), while volumes decreased 4%. The volume decrease was mainly from the reduced volumes to the minority owners of NCRA due to NCRA’s required major maintenance, in addition to the impact of the global economy with less transport diesel usage, when comparing the year ended August 31, 2011 with the prior year. Propane revenues increased $48.8 million (7%), of which $124.1 million related to an increase in the net average selling price, partially offset by a $75.2 million decrease in volume, when compared to the previous year. The average selling price of propane increased $0.21 per gallon (19%), while sales volume decreased 10% in comparison to the prior year. The decrease in propane volumes primarily reflects decreased demand, primarily from a greatly reduced crop drying season in the fall of fiscal 2011 as compared to the fall of fiscal 2010. Renewable fuels marketing revenues increased $478.9 million (44%), primarily from an increase in the average selling price of $0.74 per gallon (41%), coupled with a 2% increase in volumes, when compared with fiscal 2010.

Our Ag segment revenues, after elimination of intersegment revenues, of $25.8 billion increased $9.1 billion (54%) during the year ended August 31, 2011 compared to fiscal 2010. Grain revenues in our Ag segment totaled $19.6 billion and $12.1 billion during the years ended August 31, 2011 and 2010, respectively. Of the grain revenues increase of $7.5 billion (62%), $5.8 billion is due to increased average grain selling prices and a $1.7 billion increase due to a 14% net increase in volumes, during the year ended August 31, 2011 compared to the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.64 per bushel (42%) over fiscal 2010. Soybeans, wheat and corn all had increased volumes compared to the year ended August 31, 2010.

Our processing and food ingredients revenues in our Ag segment of $1.3 billion increased $248.0 million (23%) during fiscal 2011 compared to fiscal 2010. The net increase in revenues of $248.0 million is comprised of $217.5 million from an increase in the average selling price of our oilseed products and a net increase of $30.5 million related to increased volumes, as compared to fiscal 2010. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $2.4 billion and $1.6 billion during the years ended August 31, 2011 and 2010, respectively. Of the wholesale crop nutrient revenues increase of $853.2 million (55%), $607.7 million was related to increased average fertilizer selling prices and $245.5 million was due to increased volumes, during the year ended August 31, 2011 compared to the prior fiscal year. The average sales price of all fertilizers sold reflected an increase of $111 per ton (34%) over fiscal 2010. Our wholesale crop nutrient volumes increased 16% during the year ended August 31, 2011 compared with fiscal 2010, mainly due to good weather conditions in the fall of fiscal 2011 which allowed for early fertilizer application compared to a late fall harvest in fiscal 2010 which delayed fertilizer application.

Our Ag segment other product revenues, primarily feed and farm supplies, of $2.3 billion increased by $440.6 million (24%) during fiscal 2011 compared to fiscal 2010, primarily the result of increased revenues in our country operations sales of retail crop nutrients and energy products. Other revenues within our Ag segment of $191.1 million during fiscal 2011 increased $4.4 million (2%) compared to fiscal 2010.

Total revenues also include other revenues generated primarily within our Ag segment and Corporate and Other. Our Ag segment’s country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold of $35.5 billion for the year ended August 31, 2011, compared to $24.4 billion for the year ended August 31, 2010, which represents an $11.1 billion (46%) increase.

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

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $25.2 billion increased $8.9 billion (55%) during fiscal 2011 compared to fiscal 2010. Grain cost of goods sold in our Ag segment totaled $19.3 billion and $11.8 billion during the years ended August 31, 2011 and 2010, respectively. The cost of grains and oilseed procured through our Ag segment increased $7.5 billion (64%) compared to the year ended August 31, 2010. This is primarily the result of a $2.68 (44%) increase in the average cost per bushel, in addition to a 14% net increase in bushels sold, as compared to prior year. The average month-end market price per bushel of spring wheat, soybeans and corn increased compared to the last fiscal year end.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.3 billion increased $243.9 million (24%) during fiscal 2011 compared to fiscal 2010, which was primarily due to increases in cost of soybeans purchased, coupled with higher volumes sold of oilseed refined products.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.3 billion and $1.5 billion during the years ended August 31, 2011 and 2010, respectively. The net increase of $808.9 million (55%) is comprised of a net increase in tons sold of 16%, in addition to an increase in the average cost per ton of fertilizer of $105 (34%), when compared to the prior fiscal year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $394.9 million (26%) during fiscal 2011 compared to fiscal 2010, primarily due to net higher input commodity prices, along with increases due to volumes generated from earlier fall application affecting retail crop nutrients and energy and increases due to volumes generated from acquisitions made and reflected in previous reporting periods.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $438.5 million for the year ended August 31, 2011 increased by $71.9 million (20%) compared to fiscal 2010. This net increase includes expansion of foreign operations and retail acquisitions in our Ag segment, in addition to increased employee related costs in many of our business operations and Corporate and Other.

(Gain) Loss on Investments.  Gain on investments of $126.7 million for the year ended August 31, 2011 increased $97.3 million compared to fiscal 2010. During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million included in our Ag segment. We also recorded pre-tax gains of $9.0 million and $28.4 million during fiscal 2011 and fiscal 2010, respectively, related to cash distributions received from Agriliance for proceeds received from the sale of many of the Agriliance retail facilities, and the collection of receivables, which is included in Corporate and Other.

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

Equity Income from Investments.  Equity income from investments of $131.4 million for the year ended August 31, 2011 increased $22.6 million (21%) compared to fiscal 2010. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to improved earnings from investments in Corporate and Other and our Ag and Energy segments of $12.1 million, $9.2 million, and $1.3 million, respectively.

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

Our Ag segment generated improved equity investment earnings of $9.2 million. We had a net increase of $6.3 million from our share of equity investment earnings in our grain marketing joint ventures during fiscal 2011 compared to the previous fiscal year, which is primarily related to improved export margins partially offset by decreased earnings from an international investment. In addition, during fiscal 2011, we dissolved our United Harvest joint venture. Our country operations business reported an aggregate increase in equity investment earnings of $2.6 million from several small equity investments.

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

Noncontrolling interests.  Noncontrolling interests of $99.7 million for the year ended August 31, 2011 increased by $66.4 million compared to fiscal 2010. This net increase was a result of more profitable operations within our majority-owned subsidiaries. Substantially all noncontrolling interests relate to NCRA a majority-owned subsidiary, which we consolidate in our Energy segment. As of August 31, 2011, we owned 74.5% of NCRA.

Liquidity and Capital Resources

On August 31, 2012, we had working capital, defined as current assets less current liabilities, of $2,848.5 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011.

On August 31, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of August 31, 2012. As of August 31, 2011 we had two revolving lines of credit totaling $2.2 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facilities in September 2011. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of August 31, 2012, we were in compliance with all covenants. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Cash flows provided by operating activities were $718.6 million, $301.3 million and $150.0 million for the years ended August 31, 2012, 2011 and 2010, respectively. The fluctuation in cash flows from operations between fiscal 2012 and 2011 was primarily from increased operating earnings in fiscal 2012 compared to fiscal 2011, in addition to a slight decrease in cash outflows for net changes in operating assets and liabilities during fiscal 2012, compared to fiscal 2011. The fluctuation in cash flows from operations between fiscal 2011 and 2010 was primarily from increased operating earnings in fiscal 2011 compared to fiscal 2010, partially offset by increased cash outflows related to a substantial net increase in operating assets and liabilities during fiscal 2011, compared to a smaller net increase in fiscal 2010. Commodity prices increased significantly during fiscal 2011, and resulted in increased working capital needs compared to fiscal 2010.

Our operating activities provided net cash of $718.6 million during the year ended August 31, 2012. Net income including noncontrolling interests of $1.3 billion and net non-cash expenses and cash distributions from equity investments of $297.2 million, were partially offset by an increase in net operating assets and liabilities of $914.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $253.3 million, deferred taxes of $58.6 million and the loss on the crack spread contingent liability of $22.3 million, which were partially offset by income from equity investments, net of distributions from those investments, of $26.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices, in addition to inventory quantities, and is reflected in increased receivables, inventories and derivative assets on August 31, 2012 when compared to August 31, 2011. On August 31, 2012, the per bushel market prices of two of our primary grain commodities, corn and soybeans, increased by $0.45 (6%) and $3.16 (22%), respectively; while the per bushel market price of our third primary commodity, spring wheat, decreased by $0.35 (4%) when compared to the spot prices on August 31, 2011. In general, crude oil market prices increased $8 per barrel (9%) on August 31, 2012 when compared to August 31, 2011. On August 31, 2012, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected decreases between 1% and 14%, depending on the specific products, compared to prices on August 31, 2011. An increase in grain inventory quantities in our Ag segment of 23.0 million bushels (19%) also contributed to the increase in net operating assets and liabilities when comparing inventories at August 31, 2012 to August 31, 2011.

Our operating activities provided net cash of $301.3 million during the year ended August 31, 2011. Net income including noncontrolling interests of $1,061.0 million and net non-cash expenses and cash distributions from equity investments of $183.9 million, were partially offset by an increase in net operating assets and liabilities of $943.6 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $251.2 million, deferred taxes of $67.1 million and distributions from equity investments, net of income from those investments, of $6.4 million, which were partially offset by gain on investments of $126.7 million. Gain on investments was previously discussed in “Results of Operations,” and is primarily comprised of the pre-tax gain on the sale of our Multigrain investment in the amount of $119.7 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices and is reflected in increased inventories, receivables, margin deposits and derivative assets, partially offset by an increase in accounts payable, accrued expenses and customer credit balances on August 31, 2011 when compared to August 31, 2010. On August 31, 2011, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $3.33 (78%), $4.41 (44%) and $2.71 (39%), respectively, when compared to the spot prices on August 31, 2010. In general, crude oil market prices increased $17 per barrel (23%) on August 31, 2011 when compared to August 31, 2010. In addition, on August 31, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected increases between 26% and 55%, depending on the specific products, compared to prices on August 31, 2010. A decrease in grain inventory quantities in our Ag segment of 29.7 million bushels (20%) partially offset the effect that increased grain prices had on net operating assets and liabilities when comparing inventories at August 31, 2011 to August 31, 2010.

Our operating activities provided net cash of $150.0 million during the year ended August 31, 2010. Net income including noncontrolling interests of $535.4 million and net non-cash expenses and cash distributions from equity investments of $199.0 million, were partially offset by an increase in net operating assets and liabilities of $584.4 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $221.5 million and deferred taxes of $39.5 million which were partially offset by gains on investments of $29.4 million and income from equity investments, net of distributions from those investments, of $19.1 million. Gain on investments were previously discussed in “Results of Operations,” and include a $28.4 million gain recognized as a result of cash distributions received from Agriliance, primarily from the sale of many of its retail facilities and the collection of receivables. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices in addition to inventory quantities, and is reflected in increased inventories, margin deposits and receivables, partially offset by an increase in accounts payable, accrued expenses, customer credit balances and advance payments on August 31, 2010 when compared to August 31, 2009. On August 31, 2010, the per bushel market prices of two of our three primary grain commodities, spring wheat and corn, increased by $1.75 (34%) and $0.98 (30%), respectively, while soybeans decreased by $0.92 (8%) when compared to the spot prices on August 31, 2009. In general, crude oil market prices increased $2 per barrel (3%) on August 31, 2010 when compared to August 31, 2009. In addition, on August 31, 2010, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected increases between 5% and 62%, depending on the specific products, compared to prices on August 31, 2009, with the exception of potash, which decreased approximately 20%. An increase in grain inventory quantities in our Ag segment of 59.7 million bushels (65%) also contributed to the increase in net operating assets and liabilities when comparing inventories at August 31, 2010 to August 31, 2009.

Cash Flows from Investing Activities

For the years ended August 31, 2012, 2011 and 2010, the net cash flows used in our investing activities totaled $694.2 million, $551.0 million and $289.6 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $468.6 million, $310.7 million and $324.3 million for the years ended August 31, 2012, 2011 and 2010, respectively. Included in our total acquisitions of property, plant and equipment for fiscal 2011 and 2010, were capital expenditures for an Environmental Protection Agency mandated regulation that required the reduction of the benzene level in gasoline to be less than 0.62% volume by January 1, 2011. As a result of this regulation, our Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas have incurred capital expenditures to reduce gasoline benzene levels to meet the new regulated levels. Both refineries were producing gasoline within the regulated benzene levels as of January 1, 2011. Our combined capital expenditures for benzene removal for both refineries were approximately $95.0 million, of which $19.0 million and $43.0 million was spent during the years ended August 31, 2011 and 2010, respectively.

Expenditures for major repairs related to our refinery turnarounds were $23.4 million, $92.1 million and $7.6 million during the years ended August 31, 2012, 2011 and 2010, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana refinery completed a turnaround during the first quarter of fiscal 2012. Both our Laurel, Montana and NCRA's McPherson, Kansas refineries completed turnarounds during the first quarter of fiscal 2011. Our Laurel, Montana refinery has a scheduled turnaround for maintenance for the spring of 2013.  We estimate total expenditures related to this turnaround to be approximately $50.0 million.

For the year ending August 31, 2013, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $750.0 million. Included in our expected capital expenditures for fiscal 2013, is $164.0 million for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $60.4 million of costs related to the coker project in fiscal 2012.

Cash acquisitions of businesses, net of cash acquired, totaled $166.0 million, $67.5 million and $6.3 million during the years ended August 31, 2012, 2011 and 2010, respectively. In fiscal 2012, we acquired Solbar for $128.7 million, net of cash acquired, which is included in our Ag segment. This acquisition deepens our presence in the value-added soy protein market. Solbar and its subsidiaries operate in the countries of Israel, China and the U.S. See Note 17, Acquisitions for additional information. In fiscal 2012, we also purchased an oilseed crushing facility in Creston, Iowa for $32.3 million, which is included in our Ag segment. Other business acquisitions in our Ag segment during fiscal 2012 totaled $5.0 million. In fiscal 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The acquisition is included in our Ag segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary, Bulgaria and Serbia, with a deep water port facility in Constanta, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary. Other business acquisitions in our Ag segment during fiscal 2011 totaled $5.1 million. During the year ended August 31, 2010, our Ag segment had small acquisitions totaling $6.3 million.

Investments made in joint ventures and other investments during the years ended August 31, 2012, 2011 and 2010, totaled $94.8 million, $6.1 million and $38.1 million, respectively. As previously discussed in "Results of Operations," Agriliance has essentially ceased its business activities. During fiscal 2012, we made a $45.4 million capital contribution to Agriliance to fund the pension plan prior to the transfer of its assets and liabilities to CHS and Land O'Lakes, Inc. During fiscal 2010, we made capital contributions of $24.0 million to our Brazil-based Multigrain joint venture, included in our Ag segment, due to expansion of their operations. Our approximate 45% equity interest in Multigrain was sold during fiscal 2011 to one of the joint venture partners, as previously discussed in “Results of Operations.” During fiscal 2012, we used $26.7 million of the proceeds from our sale of Multigrain for investment opportunities in South America and intend to continue to invest in that region. We expect to make significant future cash contributions to TEMCO beginning in fiscal 2013 to fund our half of the Kalama, Washington grain export terminal expansion. Total capital expenditures for the expansion are expected to be approximately $200 million with expected funding of both debt and equity contributions. Completion of the project is anticipated in fiscal 2014.

Changes in notes receivable for the year ended August 31, 2012, resulted in a net increase in cash flows of $19.0 million. The primary cause of the net increase in cash flows during fiscal 2012 was a decrease in NCRA related party notes receivables, partially offset by an increase in CHS Capital notes receivable of $11.9 million, compared to August 31, 2011. Changes in notes receivable for the year ended August 31, 2011, resulted in a net decrease in cash flows of $347.5 million. The primary cause of the net decrease in cash flows was additional CHS Capital notes receivable from its customers in the amount of $272.2 million on August 31, 2011, compared to August 31, 2010. The balance of the net decrease in cash flows in fiscal 2011 was primarily from increased related party notes receivable at NCRA from its minority owners. Changes in notes receivable for the year ended August 31, 2010, resulted in a net decrease in cash flows of $41.9 million. The primary cause of the net decrease in cash flows was additional CHS Capital notes receivable from its customers in the amount of $104.8 million on August 31, 2010, compared to August 31, 2009, and was partially offset by a net increase in cash flows of $62.9 million, primarily from decreased related party notes receivable at NCRA from its minority owners.

Partially offsetting our cash outlays for investing activities during the years ended August 31, 2012, 2011 and 2010,

were proceeds from the sale of investments and redemptions of investments. During fiscal 2011, we received proceeds from the sale of our equity interest in Multigrain of $225.0 million, as previously discussed in “Results of Operations.” During fiscal 2012, we received cash from redemptions of investments totaling $12.1 million. Redemptions of investments totaled $39.7 million and $119.3 million, respectively, during fiscal 2011 and 2010, of which $28.0 million and $105.0 million of the redemptions, respectively, were returns of capital from Agriliance for proceeds Agriliance received from the sale of many of its retail facilities and the collection of receivables. Also partially offsetting our cash outlays for investing activities during the years ended August 31, 2012, 2011 and 2010, were proceeds received from the disposition of property, plant and equipment of $27.8 million, $9.5 million and $10.1 million, respectively.

Cash Flows from Financing Activities

For the years ended August 31, 2012, 2011 and 2010, the net cash flows (used in) provided by our financing activities totaled $(638.9) million, $786.9 million and $(236.8) million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. On August 31, 2011 we had two revolving lines of credit totaling $2.2 billion, both of which were terminated and replaced by the existing facilities in September 2011. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit which are collateralized by $190.4 million of inventories and receivables at August 31, 2012. In addition, other international subsidiaries have lines of credit totaling $77.7 million outstanding at August 31, 2012, of which $43.8 million is collateralized. On August 31, 2012 and 2011, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $269.8 million and $130.7 million.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2012 and 2011, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has available credit totaling $300.0 million as of August 31, 2012, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.21% as of August 31, 2012. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $121.5 million as of August 31, 2012.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.03% to 3.00% as of August 31, 2012. As of August 31, 2012, the total funding commitment under these agreements was $261.0 million, of which $122.7 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $250.0 million. The total outstanding commitments under the program totaled $238.2 million as of August 31, 2012, of which $158.2 million was borrowed under these commitments with an interest rate of 1.82%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of August 31, 2012, and are due upon demand. Borrowings under these notes totaled $131.4 million as of August 31, 2012.

As of August 31, 2011, the net borrowings under the Cofina Funding note purchase agreements were $371.3 million.

CHS Capital borrowings under the ProPartners program and the surplus funds program were $174.0 million and $96.6 million, respectively, as of August 31, 2011.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On August 31, 2012, we had total long-term debt outstanding of $1,440.4 million, of which $150.0 million was bank financing, $1,222.1 million was private placement debt and $68.3 million was other notes and contracts payable. On August 31, 2011, we had total long-term debt outstanding of $1,502.0 million, of which $150.0 million was bank financing, $1,311.5 million was private placement debt and $40.5 million was other notes and contracts payable. Our long-term debt is unsecured except for other notes and contracts in the amount of $33.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2012. The aggregate amount of long-term debt payable as of August 31, 2012 was as follows (dollars in thousands):

2013	$108,211
2014	161,986
2015	163,647
2016	130,044
2017	150,213
Thereafter	726,252
$1,440,353

We did not have any new long-term borrowings during the years ended August 31, 2012 and 2010. During the year ended August 31, 2011, we borrowed $631.9 million on a long-term basis. During the years ended August 31, 2012, 2011 and 2010, we repaid long-term debt of $96.6 million, $114.9 million and $84.8 million, respectively.

Additional detail on our long-term borrowings and repayments are as follows:

In June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments are due in equal annual installments during the years 2008 through 2013. During each of the years ended August 31, 2012, 2011 and 2010, repayments totaled $37.5 million.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million was paid in full during the year ended August 31, 2011. A subsequent note for $55.0 million was issued in March 2001, related to the private shelf facility, and was also paid in full during the year ended August 31, 2011. During each of the years ended August 31, 2011 and 2010, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $17.7 million were made on the first series notes during each of the years ended August 31, 2011 and 2010 and a repayment of $9.2 million was made during fiscal 2012 related to the second series notes.

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

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during years 2011 through 2015. Repayments of $25.0 million were made during each of the years ended August 31, 2012 and 2011.

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

Other Financing:

Distributions to noncontrolling interests for the years ended August 31, 2012, 2011 and 2010 were $78.6 million, $18.2 million and $4.9 million, respectively, and were primarily related to NCRA.

During the years ended August 31, 2012, 2011 and 2010, changes in checks and drafts outstanding resulted in increases in cash flows of $6.4 million, $63.0 million and $47.3 million, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. For the year ended August 31, 2011, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarter of the year ended August 31, 2012, totaling $676.3 million. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for non-individual members was $260.7 million. During the years ended August 31, 2011 and 2010, we distributed patronage refunds of $402.4 million and $438.0 million, respectively, of which the cash portion was $141.5 million and $153.9 million, respectively. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from our wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients operating earnings and the gain on the sale of our CF Industries stock through the cancellation of capital equity certificates in fiscal 2010.

In accordance with the bylaws and by action of the Board of Directors, 10% of the earnings from patronage business for the year ended August 31, 2012 was added to our capital reserves and the remaining 90%, or approximately $969.9 million, will be distributed as patronage in fiscal 2012. The cash portion of this distribution, determined by the Board of Directors to be 35% for individual members and 40% for non-individual members, is expected to be approximately $378.7 million and is classified as a current liability on the August 31, 2012 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2012, that will be distributed in fiscal 2013, to be approximately $196.0 million. These expected distributions are classified as a current liability on the August 31, 2012 Consolidated Balance Sheet.

For the years ended August 31, 2012, 2011 and 2010, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $145.7 million, $61.2 million and $23.1 million, respectively. An additional $36.7 million of capital equity certificates were redeemed in fiscal 2010 by issuance of shares of our 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $28.30, which was the closing price per share of the stock on the NASDAQ Stock Market LLC on February 22, 2010.

Our Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On August 31, 2012, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our Preferred Stock during the years ended August 31, 2012, 2011 and 2010, were $24.5 million, $24.5 million and $23.2 million, respectively.

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

Total rental expense for all operating leases, net of rail car mileage credits received from the railroad and sublease income, for the years ended August 31, 2012, 2011 and 2010, was $74.6 million, $66.2 million and $64.3 million, respectively.

Minimum future lease payments required under noncancelable operating leases as of August 31, 2012 were as follows:

Total
(Dollars in thousands)
2013	$48,959
2014	39,245
2015	33,778
2016	31,078
2017	24,215
Thereafter	25,734
Total minimum future lease payments	$203,009

Guarantees:

We are a guarantor for lines of credit and performance obligations for related companies. Our bank covenants allow maximum guarantees of $500.0 million, of which $16.3 million was outstanding on August 31, 2012. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2012.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2012, which require the following payments to be made:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Notes payable(1)	$803,623	$803,623
Long-term debt(1)	1,440,353	108,211	$325,633	$280,257	$726,252
Interest payments(2)	366,800	74,601	114,255	81,121	96,823
Operating leases	203,009	48,959	73,023	55,293	25,734
Purchase obligations(3)	9,035,609	8,418,568	231,718	127,088	258,235
Mandatorily redeemable noncontrolling interests(4)	350,550	65,981	131,962	153,021	—
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests(1)(5)	127,516		34,489	63,914	29,113
Other liabilities(6)	55,213		30,243	12,657	12,313
Total obligations	$12,382,673	$9,519,943	$941,323	$773,351	$1,148,470
_______________________________________

(1)	Included on our Consolidated Balance Sheet.

(2)	Based on interest rates and long-term debt balances as of August 31, 2012.

(3)
Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Of our total purchase obligations at August 31, 2012, $2,483.6 million is included in accounts payable and accrued expenses on our Consolidated Balance Sheet.

(4)	The present value, totaling $334.7 million, of the future payments is recorded on the Consolidated Balance Sheet.

(5)	Based on estimated fair value at August 31, 2012.

(6)
Other liabilities include the long-term portion of deferred compensation and contractual redemptions. Of our total other liabilities on our Consolidated Balance Sheet at August 31, 2012, in the amount of $277.8 million, the timing of the payments of $222.6 million of such liabilities cannot be determined.

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

Inventory Valuation and Reserves

Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. The costs of certain energy inventories (certain refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories, or the adequacy of reserves, are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2012 since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 became effective for us during our third fiscal quarter, and the required disclosures are included in Note 12, Fair Value Measurements.

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

In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80).” ASU No. 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 became effective for us during our fourth fiscal quarter, and the required disclosures are included in Note 10, Benefit Plans.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

When we enter into a commodity or freight purchase or sales contract, we incur risks related to price change and performance (including delivery, quality, quantity and counterparty credit). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on our fixed or partially fixed price sales contracts in the event market prices increase.

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure to price fluctuations on commodities and fixed price arrangements. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged with futures because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes in any of our operations. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of certain fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

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

INTEREST RATE RISK

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During our year ended August 31, 2011, we entered into interest rate swaps and treasury lock derivative agreements to secure the interest rates related to a portion of our private placement debt issued in June 2011. These derivative instruments were designated as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements of $6.3 million was recorded as a component of other comprehensive loss and is being amortized into earnings in interest, net over the term of the agreements. CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $12.5 million expiring at various times through fiscal 2018, with $0.3 million of the notional amount expiring during fiscal 2013. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in the Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2012 was approximately 5.2%.

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
Expected Maturity Date

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in thousands)
Liabilities
Variable rate miscellaneous short- term notes payable	$269,783						$269,783	$269,783
Average interest rate	2.6%						2.6%
Variable rate CHS Capital short- term notes payable	$533,839						$533,839	$533,839
Average interest rate	1.7%						1.7%
Fixed rate long-term debt	$108,211	$161,986	$163,647	$130,044	$150,213	$726,252	$1,440,353	$1,491,852
Average interest rate	5.6%	5.7%	5.7%	6.0%	5.7%	4.6%	5.2%
Interest Rate Derivatives
Variable to fixed CHS Capital notes payable interest rate swaps	$12,532	$12,215	$11,548	$10,046	$3,486	$3,486	$53,313	$544
Average pay rate(a)	range	range	range	range	range	range
Average receive rate(b)	0.24%	0.24%	0.24%	0.24%	0.24%	0.24%

_______________________________________

(a)	Swaps expiring in fiscal 2013 through fiscal 2018 (16 total) with a range of rates from 1.98% to 5.02%

(b)	One month London Interbank Offered Rate (LIBOR) at August 31, 2012

FOREIGN CURRENCY RISK

We conduct a significant portion of our business in U.S. dollars. Our Ag segment continued to expand its international operations in fiscal 2012, with planned future growth. We had minimal risk regarding foreign currency fluctuations during fiscal 2012 and in prior years, as a substantial amount of international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2012, $1.0 million associated with foreign currency contracts was included in derivative assets, and $2.4 million included in derivative liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the fiscal years ended August 31, 2012 and 2011 is presented below.

	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012
	(Unaudited) (Dollars in thousands)
Revenues	$9,734,159	$8,843,812	$11,022,955	$10,998,360
Gross profit	640,007	231,577	616,256	523,303
Income before income taxes	530,847	89,858	440,718	355,148
Net income	488,882	79,235	406,718	360,884
Net income attributable to CHS Inc.	416,208	78,470	405,062	360,888

	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011
Revenues	$8,135,104	$7,706,119	$10,471,672	$10,602,939
Gross profit	309,076	292,923	439,488	361,359
Income before income taxes	231,226	214,160	465,766	236,504
Net income	206,335	211,819	405,917	236,957
Net income attributable to CHS Inc.	201,725	194,598	358,484	206,548

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2012, the end of the period covered in this Annual Report on Form 10-K.

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

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, we believe that, as of August 31, 2012, our internal control over financial reporting is effective.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors as of August 31, 2012.

Name and Address	Age	Director Region	Since
Donald Anthony	62	8	2006
43970 Road 758 Lexington, NE 68850-3745
Robert Bass	58	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	63	6	2009
16425 Herigstad Road NE Silverton, OR 97381
Clinton J. Blew	35	8	2010
16304 S. Fall Street Hutchinson, KS 67501
Dennis Carlson	51	3	2001
3152 — 51st Street Mandan, ND 58554
Curt Eischens	60	1	1990
2153 — 330th Street North Minnesota, MN 56264-1880
Jon Erickson	52	3	2011
17503 — 46th Street SW Minot, ND 58701
Steve Fritel	57	3	2003
2851 — 77th Street NE Barton, ND 58384
Jerry Hasnedl	66	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Kayser	53	4	2006
42046 — 257th Street Alexandria, SD 57311
Randy Knecht	62	4	2001
40193 — 112th Street Houghton, SD 57449
Greg Kruger	53	5	2008
N 49494 County Road Y Eleva, WI 54738
Edward Malesich	59	2	2011
9575 MT Highway 41C Dillon, MT 59725
Michael Mulcahey	64	1	2003
8109 — 360th Avenue Waseca, MN 56093
Steve Riegel	60	8	2006

Name and Address	Age	Director Region	Since
12748 Ridge Road Ford, KS 67842
Daniel Schurr	47	7	2006
3009 Wisconsin Street LeClaire, IA 52753
Michael Toelle	50	1	1992
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

Donald Anthony (2006):  Chairs CHS Foundation Finance and Investment Committee and serves on Audit Committee. Served as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Former director of Farmland Industries. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass (1994):  Serves on Audit and CHS Foundation Finance and Investment Committees. Served on Capital Committee. Served as director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, including seven years as chairman. Served as director for Cooperative Network, including three years as vice chairman. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

David Bielenberg, assistant secretary-treasurer (2009):  Chairman of Audit Committee and serves on Government Relations and Executive Committee. Previously served on the CHS Board of Directors from 2002-2006. Chair of the East Valley Water District and former director and board president for Wilco Farmers Cooperative, Mount Angel, Ore. Active in a broad range of agricultural and cooperative organizations. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University, is a graduate of Texas A & M University executive program for agricultural producers. Operates a diverse agricultural business near Silverton, Ore., including seed crops, vegetables, soft white wheat, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

Clinton J. Blew (2010):  Serves on Governance and CHS Foundation Finance and Investment Committees. Chair of the Mid Kansas Coop (MKC), Moundridge, Kan. Served on 2010 CHS Resolutions Committee and holds a position on the Hutchinson Community College Ag Advisory Board. Past director of Reno County Cattlemen’s Board. Attended the CHS New Leader Institute. Member of Kansas Livestock Association, Texas Cattle Feeder’s Association and Red Angus Association of America. Holds an applied science degree in farm and ranch management from Hutchinson Community College. Farms in a family partnership that includes irrigated corn and soybeans, dry land wheat, milo and soybeans, and a commercial cow/calf business. Mr. Blew’s principal occupation has been farming for the last five years or longer.

Dennis Carlson, second vice chairman (2001):  Chairs Capital Committee and serves on Executive Committee. Served as chairman of CHS Foundation Finance and Investment Committee. Former director and past chairman of Farmers Union Oil Company, Bismarck/Mandan, N.D. Raises wheat, sunflowers and soybeans. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

Curt Eischens (1990):  Chairs Corporate Responsibility Committee and serves on CHS Foundation Finance and Investment Committee. Serves as a director of Farmers Co-op Association, Canby, Minn., previous chairman and serves as vice chairman for Cooperative Network. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Jon Erickson (2011): Serves on Governance and Government Relations Committees. Past chairman of Enerbase and is active in a wide range of agricultural community organizations. Holds a bachelor’s degree in agricultural economics from North Dakota State University. Raises grains and oilseeds and operates a commercial Hereford/Angus cow-calf business near Minot, N.D. Mr. Erickson’s principal occupation has been farming for the last five years or longer.

Steve Fritel, secretary-treasurer (2003):  Serves on Executive and Governance Committees. Served on Corporate Responsibility, Capital and Government Relations Committees. Director for Rugby (ND) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Member Board. Former director of North Central Experiment Station Board of Visitors and North Dakota Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises spring wheat, barley, soybeans, edible beans and confection sunflower near Rugby, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl, chairman (elected in 1995; chairman since 2011):  Chairs Executive Committee and CHS Foundation. Served as secretary-treasurer, chaired the Capital Committee and served on Government Relations Committee. Serves on Nationwide Insurance Board Council. Previous chairman of the former CHS Wheat Milling Defined Member Board. Serves on the Cooperative Network Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and Cooperative Network and serves on Minnesota Sunflower Research and Promotion Council. Earned associate’s degree in agricultural economics and has certification in advanced farm business management from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

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

Randy Knecht (2001):  Chairs Governance Committee and serves on Government Relations Committee. Serves on boards of the American Coalition for Ethanol and Four Seasons Cooperative, Britton, S.D., and former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

Greg Kruger (2008):  Serves on Audit and Government Relations Committees. Served on Capital Committee. Director, and previous chairman, of Countryside Cooperative, Durand, Wis., since its creation in 1998. Served two years each on the CHS Resolutions and CHS Rules and Credentials Committees. Serves a wide range of agricultural and local government roles, including as president of Trempealeau County Farm Bureau and chairman of the local Land Use Planning Committee. Operates an 80-cow dairy and crop enterprise near Eleva, Wis. Mr. Kruger’s principal occupation has been farming for the last five years or longer.

Edward Malesich (2011): Serves on Government Relations and Corporate Responsibility Committees. He has served 12 years on the board of Rocky Mountain Supply Inc., Belgrade, Mont., and currently is vice chairman. Has served for 13 years on the board of Northwest Farm Credit Services. Holds a bachelor’s degree in agricultural production from Montana State University. Raises Angus cattle, wheat, malt barley and hay near Dillon, Mont. Mr. Malesich’s principal occupation has been farming for the last five years or longer.

Michael Mulcahey (2003):  Serves on Capital and Government Relations Committees. Served on CHS Foundation Finance and Investment Committees. Served for three decades as a director and officer for Crystal Valley Co-op, Mankato, Minn., and its predecessors. Served as a director and chairman for South Central Federated Feeds. Attended Minnesota State University-Mankato and the University of Minnesota-Waseca. Operates a grain farm and raises beef cattle near Waseca, Minn. Mr. Mulcahey’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves on Capital and Government Relations Committees. Served on Corporate Responsibility Committee. Director and former chairman of Pride Ag Resources, Dodge City (Kan.) and previously served as director and officer for Ford-Kingsdown Cooperative and Co-op Service, Inc. Advisory director for Bucklin (Kan.) National Bank, and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr, first vice chairman (2006):  Chairman of Government Relations Committee and serves on Corporate Responsibility and Executive Committees. Served on Audit Committee. Serves on Blackhawk Bank and Trust board and audit and trust committees. Served as director and officer for River Valley Cooperative of Mt. Joy, Iowa. Served eight years as director of Great River Bank and Trust. Former local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agricultural business from Iowa State University. Raises corn, soybeans, alfalfa and feed cattle near LeClaire, Iowa. Also owns a heavy equipment repair business in Bettendorf, Iowa. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

Michael Toelle (1992): Served as chairman. Serves on Capital Committee. Served as chairman of CHS Foundation and served on Audit Committee. Served more than 15 years as director and chairman of Country Partners Cooperative of Browns Valley, Minn., and its predecessor companies. Serves as a CHS representative on the Nationwide Insurance Board Council, serves on the 25x’25 Renewable Fuels coalition, has served as director and chairman of Agriculture Council of America, and is active in several cooperative and commodity organizations. Holds a bachelor’s degree in industrial technology from Moorhead (Minn.) State University. Operates a grain and hog farm near Browns Valley, Minn. Mr. Toelle’s principal occupation has been farming for the last five years or longer.

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

The following positions on the Board of Directors will be up for re-election at the 2012 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	Michael Mulcahey
Region 3 (North Dakota)	Steve Fritel
Region 4 (South Dakota)	David Kayser
Region 6 (Idaho, Oregon, Washington, Utah, Alaska, Arizona, California, Hawaii, Nevada)	David Bielenberg
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Don Anthony

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2012. Officers are appointed by the Board of Directors.

Name	Age	Position
Carl Casale	51	President and Chief Executive Officer
Jay Debertin	52	Executive Vice President and Chief Operating Officer, Energy and Foods
Lynden Johnson	52	Executive Vice President, Business Solutions
David Kastelic	57	Executive Vice President and Chief Financial Officer
Patrick Kluempke	64	Executive Vice President, Corporate Services
John McEnroe	57	Executive Vice President, Country Operations
Mark Palmquist	55	Executive Vice President and Chief Operating Officer, Ag Business
Lisa Zell	44	Executive Vice President and General Counsel

Carl Casale, President and Chief Executive Officer (CEO), joined CHS in 2011. Previously spent 26 years with Monsanto Company, beginning his career as a sales representative in eastern Washington and advancing through sales, strategy, marketing and technology-related positions before being named Chief Financial Officer in 2009. Serves on the boards of National Cooperative Refinery Association; Ventura Foods, LLC; National Council of Farmer Cooperatives; Greater Twin Cities United Way; and Oregon State University Foundation board of trustees. Previously served on the boards of Nalco Company and the National 4-H Council. Named Oregon State University College of Agriculture’s 2009 alumni fellow. Holds a bachelor’s degree in agricultural economics from Oregon State University and an executive master’s of business administration from Washington University, St. Louis, Mo. Native of Oregon’s Willamette Valley. Operates a family-owned blueberry farm near Aurora, Ore.

Jay Debertin, Executive Vice President and Chief Operating Officer — Energy and Foods, joined CHS in 1984 in the energy division and held positions in energy marketing operations. Named vice president of crude oil supply in 1998, and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. He was named executive vice president, Processing, in 2005 and was responsible for CHS' soybean crushing, refining and related operations, along with food processing joint venture relationships. Named to his current position in January 2011, where he is responsible for energy operations, including refineries, pipelines and terminals; refined fuels, propane, lubricants and renewable fuels distribution; and marketing businesses. Also responsible for CHS vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable energy. Serves as chairman for National Cooperative Refinery Association and as a director for Ventura Foods, LLC. Former board member of Horizon Milling, LLC and US BioEnergy Corporation. Earned a bachelor’s degree in economics from the University of North Dakota and a master’s of business administration degree from the University of Wisconsin — Madison.

Lynden Johnson, Executive Vice President — Business Solutions, is responsible for CHS Aligned Solutions, along with subsidiaries Ag States Group, CHS Hedging Inc. and CHS Capital. Before assuming his current role in January 2012, Johnson was named senior vice president, Business Solutions, in January 2011. He served as the vice president of Business Solutions Consulting in 2008 and previously held the position of vice president, Member Services since 2005. Prior to joining CHS, he had a career managing cooperatives in North Dakota and Minnesota for 23 years. Serves as chairman for the CHS Pension Plan and is a fiduciary board member for the Co-op 401K Committee. Serves on the board of directors of Ag States Group, CHS Capital and CHS Hedging. He has a bachelor's degree in agricultural economics from North Dakota State University.

David Kastelic, Executive Vice President and Chief Financial Officer, is responsible for finance, business planning, accounting and insurance risk management. He joined the CHS Legal Department in 1993 after 13 years in private practice and was named senior vice president and general counsel for CHS in 2000. He assumed his current role in 2011. Serves on the Board of Directors of Ag States Reinsurance Company, IC and Impact Risk Funding Inc., and PCC. Received a bachelor’s of science degree in Business Administration/Economics from St. John’s University in Collegeville, Minn., and a law degree from the University of Minnesota Law School.

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

John McEnroe, Executive Vice President — Country Operations, joined CHS in 1979. He progressed through a variety of grain marketing and retail management positions, including being named regional director in 1984, vice president in 2000, senior vice president of Country Operations in 2003 and assumed his current role in January 2012. Serves on the boards of the National Cooperative Refinery Association, CHS Capital, National Grain and Feed Association, as well as numerous CHS Country Operations partners. Pursued a bachelor's degree in political science from the University of North Dakota.

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, is responsible for all international grain-related business units, including crop nutrients, grain marketing, terminal operations, exports, logistics and transportations and soybean processing operations. Joined the former Harvest States in 1979 as a grain buyer, and then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed leadership responsibility for grain marketing, country operations, processing and food ingredients and packaged foods in 2001 and his current responsibilities in January 2012. Serves on the boards of Horizon Milling, LLC and Agriliance LLC. Former board member of InTrade/ACTI, National Cooperative Refinery Association, Schnitzer Steel Industries, Inc. and Multigrain AG. Holds a bachelor's degree in business from Gustavus Adolphus College, St. Peter, Minn., and attended the University of Minnesota MBA program.

Lisa Zell, Executive Vice President and General Counsel. Joined CHS in 1999 as senior attorney after several years in private practice and a federal clerkship with the U.S. Court of Appeals Seventh Circuit. Named senior vice president and general counsel in January 2011 and assumed current position in January 2012. Serves on the board of Ventura Foods, LLC, and is chairperson of its Corporate Responsibility Committee. Holds a bachelor's degree from St. Cloud (Minn.) State University and a law degree from Drake University.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2012, and based further upon written representations received by us with respect to the need to file reports on Form 5, no individuals filed late reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following:

CHS Inc.
Attention: Lisa Zell
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Anthony, Mr. Bass, Mr. Bielenberg (Chairman) and Mr. Kruger, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

We do not believe that any member of the Audit Committee of the Board of Directors is an audit committee “financial expert” as defined in the Sarbanes-Oxley Act of 2002 and rules and regulations thereunder. As a cooperative, our 17-member Board of Directors is nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must (i) be an active farmer or rancher, (ii) be a member of CHS or a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an audit committee “financial expert.”

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

Compensation Philosophy and Objectives

The Corporate Responsibility Committee of our Board of Directors oversees the administration of, and the fundamental changes to, the executive compensation and benefits programs. The primary principles and objectives in compensating executive officers include:

•	Maintaining a strong external market focus in order to attract and retain top talent by:

•	Aligning pay structures and total direct compensation at the market median through our benchmarking process

•	Obtaining applicable and available survey data of similar sized companies

•	Maintaining reasonable internal pay equity among executives in order to allow for broad-based development opportunities in support of our talent management objectives

•	Driving strong business performance through annual and long-term incentive programs by:

•	Rewarding executives for company, business unit and individual performance

•	Aligning executive rewards with competitive returns to our owner members

•	Ensuring compensation components are mutually supportive and not contradictory

•	Aligning annual and long-term results with performance goals

•	Ensuring compliance with government mandates and regulations

There are no material changes anticipated to our compensation philosophy or plans for fiscal 2013.

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

Each year, the Corporate Responsibility Committee of the Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of the executive compensation programs. The Corporate Responsibility Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Corporate Responsibility Committee to provide guidance regarding market competitive levels of base pay, annual variable pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer (CEO). The data is shared with our Board of Directors which makes final decisions regarding the Chief Executive Officer’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external market median level of compensation for comparable positions and being consistent with our compensation philosophy and objectives. The Corporate Responsibility Committee recommends to the Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards based on goal attainment. In turn, the Board of Directors communicates this pay information to the CEO. The CEO is not involved with the selection of the third party consultant and does not participate in, or observe, Corporate Responsibility Committee meetings that concern CEO compensation matters. Based on review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), with input from a third party consultant if necessary, the CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers and communicates base and incentive compensation levels to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code, of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

Components of Compensation

The executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2012 included a combination of any of the following sources: Hay Group Executive Remuneration Report, AonHewitt Total Compensation Measurement, Mercer US Executive Compensation Survey, Towers Watson Executive Compensation Databank and Towers Watson Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 360 to 2,543, with an average of 916. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS’ short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, annual variable pay and long-term incentive pay. In actuality, the CEO and Named Executive Officers are paid in line with market median base pay and annual variable pay for comparable positions and are paid less than the market median for long-term compensation in relation to comparable positions. The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation based on competitive market practice and internal equity considerations
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives	• Provides a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on equity performance levels	• Provides a direct link between employee pay and CHS’s profitability • Encourage proper expense control and containment
Long-Term Incentive Plans	Long-term performance based variable pay incentive for senior management to achieve predetermined triennial return on equity performance goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code. In addition, the plans allow participants to voluntarily defer receipt of a portion of their income
• These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and disability benefits generally available to all full-time employees with supplemental executive long-term disability	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
Additional Benefits	Additional benefits provided to certain officers, including our Named Executive Officers	• These benefits are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to CHS

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

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined based on review of competitive market data, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics. The CEO is responsible for this process for the other Named Executive Officers. The Corporate Responsibility Committee is

responsible for this process for the CEO. Mr. Casale received a base pay increase of 3.0% in fiscal 2012. The other Named Executive Officers also received the following base salary increases in fiscal 2012: David Kastelic 8.0%; Mark Palmquist 6.6%; Jay Debertin 8.8%; and Patrick Kluempke 7.0%.

Annual Variable Pay:

Each Named Executive Officer was eligible to participate in our Annual Variable Pay Plan for our fiscal year ended August 31, 2012. Target award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program was based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components included return on equity (ROE) goals for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROE goals for fiscal 2012 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

For fiscal 2012, CHS financial performance goals and award opportunities under our Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Business Unit Performance Goal	Management Business Objectives	Percent of Target Award
Maximum Target Threshold Below Threshold	14% Return on Equity 10% Return on Equity 8% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit but are consistent with and support company ROE goals	Individual performance goals	200% 100% 20% 0%

Starting with fiscal 2012, the annual variable pay awards for the Named Executive Officers are calculated depending on performance results, by applying the percent of target award earned to their fiscal 2012 year end base salary rather than salary range midpoint. This change is being made in an effort to simplify plan design and administer plans consistently. During this transition, the salary range midpoint will be used if it is currently higher than base salary.

The types and relative importance of specific financial and other business goals varies among executives depending upon their positions and the particular business unit for which they are responsible. Financial goals are given greater weight than other individual performance goals in determining individual awards.

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROE goals and determines the CEO’s individual goals. The weighting of the CEO’s goals is 70% CHS total company ROE and 30% principle accountabilities and individual goals. The CEO approves business unit ROE goals and determines non-financial goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers is also 70% ROE and 30% principle accountabilities and individual goals. The ROE goals for the other Named Executive Officers are either total CHS, or combined CHS and business unit, depending on whether the executive is responsible for an operating group or not. The variable pay plan is designed such that if threshold non-financial and financial performance goals are achieved, the annual variable pay award would equal 20 percent of market competitive awards; if target non-financial and financial performance goals are achieved, the award would equal 100% of market competitive awards and if maximum non-financial and financial performance goals are achieved, the award would equal 200% of market competitive awards.

In conjunction with the annual performance appraisal process of the CEO, the Board of Directors reviews the non-financial goals, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for the CEO. Likewise, the CEO uses the same process for determining individual goal attainment for the other Named Executive Officers. Named Executive Officers are covered by the same broad-based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards prorated to the number of months in the plan.

For fiscal 2012, CHS achieved an ROE of 32.2%. Annual variable pay payments for the Named Executive Officers are as follows:

Carl Casale	$2,188,750
David Kastelic	$840,000
Mark Palmquist	$910,000
Jay Debertin	$837,620
Patrick Kluempke	$700,980

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

Return On Equity	Equates to Net Income for Fiscal 2012	Profit Sharing Award
14.0%	$548.2 Million	5%
12.0%	$469.9 Million	4%
10.0%	$391.6 Million	3%
9.0%	$352.4 Million	2%
8.0%	$313.2 Million	1%

In fiscal 2012 the maximum ROE goal was reached.

Effective for fiscal 2013, the ROE goals are:

Return On Equity	Equates to Net Income for Fiscal 2013	Profit Sharing Award
14.0%	$623.7 Million	5%
12.0%	$534.6 Million	4%
10.0%	$445.5 Million	3%
9.0%	$401.0 Million	2%
8.0%	$356.4 Million	1%

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

Award opportunities for the 2010-2012 LTIP are expressed as a percentage of a participant’s average salary for the three-year performance period. This change from prior calculations, which were based on three year salary range midpoint, is being made in an effort to simplify plan design and administer plans consistently. During transition to the new methodology, the salary range midpoint will be used if it is higher than current base salary. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for LTIP to trigger a payout. The threshold, target and maximum ROE goals for fiscal 2010-2012 performance period were 8%, 10% and 14%, respectively.

Awards from the LTIP are contributed to the CHS Deferred Compensation Plan after the end of each performance period. These awards are earned over a three-year period and vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the LTIP are designed to help CHS retain key executives. Participants who terminate from CHS prior to retirement forfeit all unearned and unvested LTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the LTIP plan rules. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations.

For the fiscal year 2010-2012 performance period, CHS reached the maximum level ROE for awards under the LTIP. Payments for the Named Executive Officers under the LTIP were as follows:

Carl Casale	$2,156,875
David Kastelic	$602,240
Mark Palmquist	$862,169
Jay Debertin	$768,413
Patrick Kluempke	$652,073

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the "Pension Plan") is a tax qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a lump sum payment of the participant’s account balance (or a monthly annuity if elected) for the Named Executive Officer’s lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer the normal form is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

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

Pay credits are earned according to the following schedule:

Regular Pay Credits

Years of Benefit Service	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
1 - 3 years	3%	6%
4 - 7 years	4%	8%
8 - 11 years	5%	10%
12 - 15 years	6%	12%
16 years or more	7%	14%

Mid Career Pay Credits

Employees hired after age 40 qualify for the following minimum pay credit:

	Minimum Pay Credit
Age at Date of Hire	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
Age 40 - 44	4%	8%
Age 45 - 49	5%	10%
Age 50 or more	6%	12%

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

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the Pension Plan and the 401(k) Plan , the CHS Inc. Supplemental Executive Retirement Plan (the “SERP”) and CHS Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our President and CEO to participate.

All Named Executive Officers are eligible to participate in the Deferred Compensation Plan.

Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits or company contributions under the Pension Plan and 401(k) Plan.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Some of the benefits from the SERP are funded in a rabbi trust, with a balance at August 31, 2012 of $5.0 million. Currently, the plans are not being funded and do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the fiscal year ended August 31, 2012, all of the Named Executive Officers participated in the non-elective portion of the Deferred Compensation Plan and only Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a balance at August 31, 2012 of $57.3 million.

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

Additional Benefits:

Certain benefits such as executive physical and limited financial planning assistance are available to the Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to CHS. Previous to fiscal 2012, certain perquisites such as car allowances and club memberships were also available to Named Executive Officers. Those perquisites have been discontinued.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) (10)	Non-Equity Incentive Plan Compensation (1)(2)(10)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3) (10)	All Other Compensation (4)(5)(6)(7)(8)(9)(10)	Total
Carl Casale	2012	$867,000	$4,345,625	$416,179	$1,121,907	$6,750,711
President and Chief Executive Officer	2011	566,667	4,250,000		910,956	5,727,623
David Kastelic	2012	531,707	1,442,240	318,149	105,054	2,397,150
Executive Vice President and	2011	424,334	1,185,173	122,522	74,560	1,806,589
Chief Financial Officer
Mark Palmquist	2012	643,708	1,772,169	589,377	136,099	3,141,353
Executive Vice President and Chief	2011	602,337	1,665,626	252,606	153,740	2,674,309
Operating Officer, Ag Business	2010	588,000	1,637,060	568,334	129,081	2,922,475
Jay Debertin	2012	590,720	1,606,033	569,614	118,673	2,885,040
Executive Vice President and Chief	2011	516,667	1,536,826	208,868	131,724	2,394,085
Operating Officer, Energy and Foods	2010	450,000	1,247,074	458,099	112,656	2,267,829
Patrick Kluempke	2012	495,465	1,353,053	298,592	108,895	2,256,005
Executive Vice President,	2011	448,942	1,273,626	223,530	115,915	2,062,013
Corporate Services
_______________________________________

(1)	Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $79,773 in 2012, $504,000 in 2011, $483,286 in 2010.

(2)	Amounts include CHS fiscal 2010, fiscal 2011 and fiscal 2012 annual variable pay awards and fiscal 2008-2010, fiscal 2009-2011 and fiscal 2010-2012 long-term incentive awards.

(3)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers’ benefit under their retirement program and nonqualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in 2012: Mr. Casale- $24,900; Mr. Kastelic- $39,912; Mr. Palmquist- $42,397; Mr. Debertin- $112,743; Mr. Kluempke- $47,560 and above market earnings in 2011: Mr. Kastelic- $13,522; Mr. Palmquist- $17,852; Mr. Debertin- $40,893; Mr. Kluempke- $17,969 and above market earnings in 2010: Mr. Palmquist- $32,787; and Mr. Debertin- $70,292.

(4)
Amounts may include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel, event tickets and financial planning. Years prior to fiscal 2012 may also include car allowance and dues/memberships which were discontinued in fiscal 2012.

(5)	This column includes fiscal 2011 car allowance amounts as follows: Mr. Palmquist- $15,120; Mr. Debertin- $15,120; Mr. Kastelic- $15,120; Mr. Kluempke- $15,120.

(6)	This column includes fiscal 2012 executive LTD of $3,731 for all Named Executive Officers.

(7)	This column includes fiscal 2012 amounts as follows for Mr. Palmquist- executive physical $5,679; and sports tickets $2,642.

(8)	This column includes fiscal 2012 amounts as follows for Mr. Kluempke- $5,412 executive physical; and $2,469 reimbursement for gasoline under Cenex Fleet Card.

(9)
Includes the following payments for Mr. Casale per his employment agreement: fiscal 2012: $833,334 payout covering earned and forfeited compensation from previous employment, $19,780 relocation expenses with a gross up value of $35,512; fiscal 2011: $833,334 payout covering earned and forfeited compensation from previous company, $30,000 relocation expenses with a gross up value of $53,860, and legal fees for Mr. Casale per his employment agreement.

(10)	Information on Mr. Casale, Mr. Kastelic, and Mr. Kluempke only includes compensation from fiscal years 2012 and 2011 because they were not Named Executive Officers in 2010.

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

The agreement also provides for certain payments to Mr. Casale in respect of compensation earned from Mr. Casale’s former employer during past periods but forfeited in order to accept employment with CHS due to vesting requirements and other restrictions (the “Replacement Cash Payments”). Specifically, Mr. Casale is entitled to receive three equal payments, two of which have already been paid. The third payment of $833,333 will be paid within 30 days after January 1, 2013, the second anniversary date of the effective date of his employment agreement. Payment of the third payment will be accelerated upon Mr. Casale’s death, disability, his involuntary termination without cause or his voluntary termination with “good reason”.

The severance pay and benefits to which Mr. Casale will be entitled if we terminate his employment without cause, if he terminates his employment for “good reason” or if there is change in control, are described below under the heading “Post Employment”.

In December 2010, we also entered into an employment security agreement with Mr. Debertin, our Executive Vice President and Chief Operating Officer, Energy and Foods, which established his base salary level and eligibility for salary increases, benefits, expense reimbursement, annual incentive, and long term incentive awards. A copy of this agreement was previously filed and is listed as Exhibit 10.3 to this Annual Report on Form 10-K. The severance pay and benefits to which Mr. Debertin will be entitled if we terminate his employment without cause or if he terminates employment for “good reason” are described below under the heading “Post Employment.”

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

Fiscal 2012 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2012 for our CEO and the other four Named Executive Officers as a group.

2012 Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)

Name	Grant Date	Threshold	Target	Maximum
Carl Casale	9-1-11(1)	$218,875	$1,094,375	$2,188,750
	9-1-11(2)	218,875	1,094,375	2,188,750
David Kastelic	9-1-11(1)	84,000	420,000	840,000
	9-1-11(2)	84,000	420,000	840,000
Mark Palmquist	9-1-11(1)	91,000	455,000	910,000
	9-1-11(2)	91,000	455,000	910,000
Jay Debertin	9-1-11(1)	83,762	418,810	837,620
	9-1-11(2)	83,762	418,810	837,620
Patrick Kluempke	9-1-11(1)	70,098	350,490	700,980
	9-1-11(2)	70,098	350,490	700,980
_______________________________________

(1)
Represents range of possible awards under our 2012 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2012 is included in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described in the “Compensation Discussion and Analysis.”

(2)
Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2012-2014 performance period. Goals are based on achieving a three-year ROE of 8%, 10% and 14%. Awards are earned over a three-year period and vest over an additional 28-month period. The Long-Term Incentive Plan is described in the “Compensation Discussion and Analysis.”

(3)	Changes in award calculation methodology based on year end salary versus midpoint are explained in Components of Compensation under Annual Variable Pay and Long Term Incentive descriptions.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are discussed in the Compensation, Discussion and Analysis. Specifics to the calculation of Mr. Casale’s award are discussed under Agreements with Named Executive Officers.

Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Carl Casale	CHS Inc. Pension Plan	1.6667	$21,547	$0
	SERP	1.6667	369,732	0
David Kastelic(1)	CHS Inc. Pension Plan	19.1667	429,160	0
	SERP	19.1667	641,585	0
Mark Palmquist(1)	CHS Inc. Pension Plan	33.0000	781,394	0
	SERP	33.0000	2,217,253	0
Jay Debertin	CHS Inc. Pension Plan	28.2500	621,914	0
	SERP	28.2500	1,311,501	0
Patrick Kluempke(1)	CHS Inc. Pension Plan	30.0833	709,459	0
	SERP	30.0833	1,307,053	0
_______________________________________

(1)	Executive is eligible for early retirement in both the CHS Inc. Pension Plan and the SERP.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and SERP.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see the “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

•	Discount rate of 3.90%;

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•
Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 65). The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance; and

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

All Named Executive Officer's retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and SERP, as described in the “Compensation Discussion and Analysis”.

2012 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year (3)	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (4)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (1),(2)
Carl Casale	$0	$2,369,300	$80,944	$0	$2,450,244
David Kastelic	0	512,542	133,123	0	3,116,914
Mark Palmquist	0	936,552	122,534	870,142	3,380,469
Jay Debertin	79,773	802,878	373,833	1,648,826	7,823,588
Patrick Kluempke	0	699,019	158,457	0	3,714,136
_______________________________________

(1)
Contributions are made by CHS into the Deferred Compensation Plan on behalf of NEOs. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2012 based on fiscal 2011 results. These results are also included in amounts reported in the fiscal 2011 Summary Compensation Table: Carl Casale, $2,125,000; David Kastelic, $422,033; Mark Palmquist, $828,006; Jay Debertin, $699,206 and Patrick Kluempke, $618,426.

(2)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive's career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. The notional investment returns for the fiscal year were as follows: Vanguard Prime Money Market, .04% ; Vanguard Life Strategy income, 6.79%; Vanguard Life Strategy Conservative Growth, 8.01%; Vanguard Life Strategy Moderate Growth, 9.11%; Vanguard Life Strategy Growth, 9.97%; and the Fixed Rate was 4.80%.

Named Executive Officers may change their investment election daily. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments up to 10 years.

(3)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(4)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in 2012 that are also reflected in the Summary Compensation Table: Mr. Casale- $24,900; Mr. Kastelic- $39,912; Mr. Palmquist-$42,397; Mr. Debertin- $112,743; and Mr. Kluempke- $47,560

Post Employment

The CEO is covered by an employment agreement that provides for severance in the event his employment is terminated by us without cause or by him with “good reason.” Severance consists of two times base pay, two times target annual variable pay, a prorated portion of his unpaid annual variable award for the fiscal year in which the termination occurred, and two years of health and welfare benefits substantially similar to those he was receiving prior to termination. In addition, Mr. Casale would be entitled to acceleration of any unpaid Replacement Cash Payments as described above under the heading “Agreements with Named Executive Officers.” Mr. Debertin is also covered by an employment security agreement that provides for severance in the event his employment is terminated by us without cause, or by him with “good reason.” Severance consists of two times base pay, two times target annual variable pay and two years of health and welfare benefits substantially similar to those he was receiving prior to termination. Both agreements contain two year non-solicitation and non-compete provisions. Payments for both executives would be made in three equal installments over a two-year period.

All other Named Executive Officers are covered by a broad-based employee severance program which provides two weeks of pay per year of service with a 12 month cap.

In accordance with their years of service and current base pay levels, the Named Executive Officers’ severance pay would have been as follows had they been terminated by us without cause or terminated their employment for good reason as of the last business day of fiscal 2012:

Carl Casale(1)	$3,980,910
David Kastelic	$540,000
Mark Palmquist	$650,000
Jay Debertin(1)	$2,064,412
Patrick Kluempke	$500,700
_______________________________________

(1)	These numbers include the value of health insurance based on current monthly rates.

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

Mr. Casale is also covered by a change in control agreement under which a “qualifying termination” entitles Mr. Casale to a severance payment equal to 2.5 times the sum of Mr. Casale’s base salary and target annual incentive compensation award, welfare benefit continuation for a period of 30 months and outplacement fees not to exceed $30,000. In accordance with this agreement and his current base salary, Mr. Casale would have received the following payment had there been a "qualifying termination" of his employment on the last business day of fiscal 2012.

Carl Casale(1)	$5,006,138
_______________________________________

(1)	This number includes the value of health insurance based on current monthly rates.

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2012. Through August 31, 2012, each director was provided annual compensation of $66,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board will be exempt from this limit.

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

Effective August 31, 2011, future accruals under the director retirement plan were frozen. Directors elected after that date are not eligible for benefits under this plan.

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2012 of $6.5 million. The Board of

Director’s intent is to fully fund benefits through the rabbi trust.

Directors of CHS serving as of September 1, 2005, and their eligible dependents, are eligible to participate in the company’s medical, life, dental, vision and hearing plans. CHS will pay 100% of the medical premium for the director and eligible dependents until the director is eligible for Medicare. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance with the premiums paid by CHS after they leave the Board. In the event a director’s coverage ends due to death or Medicare eligibility, CHS will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

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

Years of Service	Director	CHS
Up to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. The deferral election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2012, the following directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Erickson, Mr. Hasnedl, Mr. Knecht, Mr. Malesich, Mr. Mulcahey and Mr. Toelle.

Some of the benefits from a previous deferred compensation plan are funded in a rabbi trust, with a total balance at August 31, 2012 of $57.3 million. This amount includes both director and executive accounts. Except for the $57.3 million, both non-elective and voluntary deferrals under the Deferred Compensation Plan are not funded and do not qualify for special tax treatment under the Internal Revenue Code.

Beginning in fiscal 2012 and each fiscal year thereafter, we will credit an amount to each Director’s retirement plan account under the Deferred Compensation Plan. The amount that will be credited will be based on ROE for CHS over a three-year period:

Amount Credited	ROE Performance
$50,000 (Maximum)	14% Return on CHS Equity
$25,000 (Target)	10% Return on CHS Equity
$5,000 (Minimum)	8% Return on CHS Equity
$0	Below 8% Return on CHS Equity

The fiscal year 2012 credit to each director’s Retirement Plan Account was determined based on the ROE for fiscal years 2010, 2011, and 2012 and is reflected in the Directors Compensation Table.

Upon leaving the Board during the fiscal year, a director’s credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join the CHS Board during the fiscal year will receive credit for that partial fiscal year based on the actual ROE for that fiscal year, prorated from the first of the month following the month in which the director joins the Board, to the end of the fiscal year.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash (1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)(5)	Total
Bruce Anderson	$26,500	$62,764	$50,184	$139,448
Donald Anthony	84,150	15,552	63,990	163,692
Robert Bass	78,700	87,647	64,529	230,876
David Bielenberg	75,850	17,005	63,834	156,689
Clinton Blew	86,500	4,764	73,405	164,669
Dennis Carlson (6)	88,850	31,621	64,483	184,954
Curt Eischens	78,600	80,440	64,309	223,349
Jon Erickson	60,000	37	45,281	105,318
Steven Fritel	86,200	48,221	68,266	202,687
Jerry Hasnedl (6)	112,050	276	68,912	181,238
David Kayser	83,500	30,769	73,020	187,289
Randy Knecht	83,850	28,580	65,331	177,761
Greg Kruger	92,000	18,825	65,511	176,336
Edward Malesich	58,500		44,102	102,602
Michael Mulcahey	92,500	20,185	67,373	180,058
Richard Owen	32,200	74,063	31,379	137,642
Steve Riegel	85,000	24,372	66,666	176,038
Daniel Schurr	91,850	29,676	74,466	195,992
Michael Toelle	79,000	89,293	74,081	242,374
_______________________________________

(1)	Mr. Anderson and Mr. Owen retired from the Board effective December 8, 2011. Mr. Erickson and Mr. Malesich were elected to the Board on December 9, 2011.

(2)
Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Erickson, $8,000; Mr. Hasnedl, $6,000; Mr. Knecht, $8,000; Mr. Malesich, $26,833; Mr. Mulcahey, $6,000; and Mr. Toelle, $6,000.

(3)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under their retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity — see above), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011 as stated above.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: Mr. Bass, $697; Mr. Erickson, $37; Mr. Fritel, $83; Mr. Hasnedl, $276; Mr. Knecht, $223; Mr. Mulcahey, $46; and Mr. Toelle, $207.

(4)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums which are due to the number of dependents covered.

— Health care premiums paid for directors include: $8,536 for Mr. Malesich; $10,624 for Mr. Erickson; $12,480 for Mr. Anthony, Mr. Bass, Mr. Bielenberg, Mr. Carlson, Mr. Hasnedl, Mr. Knecht, Mr. Mulcahey, and Mr. Riegel; $12,704 for Mr. Kruger; $12,980 for Mr. Eischens; $15,528 for Mr. Fritel; $19,008 for Mr. Anderson and Mr. Owen; and $21,612 for Mr. Blew, Mr. Kayser, Mr. Schurr and Mr. Toelle.

(5)
All other compensation includes fiscal 2012 Director Retirement Plan Deferred Compensation Plan contributions; $8,333 for Mr. Anderson; and Mr. Owen; $33,333 for Mr. Erickson; and Mr. Malesich; and $50,000 for all other Board Members. It also includes a fiscal 2012 distribution of $22,500 to Mr. Anderson from the Directors Retirement Plan.

(6)
Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors will receive a monthly annuity upon retirement. The plan benefit was frozen as of August 31, 2011.

Compensation Committee Interlocks and Insider Participation

As noted above, the Board of Directors does not have a compensation committee. The Corporate Responsibility Committee recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our President and CEO. The CEO decides base compensation levels for the other Named Executive Officers with input from a third party consultant if necessary, and recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers

None of the directors are officers of CHS. See Item 13 for directors including Messres Eischens and Keyser that were a party to related person transactions.

Corporate Responsibility Committee Report

The Corporate Responsibility Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Corporate Responsibility Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Curt Eischens, Chair
David Kayser
Edward Malesich
Dan Schurr

Compensation Risk Analysis

Our compensation policies and practices were reviewed by the appropriate corporate personnel in light of the requirements of Item 402(s) of Regulation S-K. A comprehensive risk assessment of our base and variable compensation programs was also conducted in fiscal 2010. This assessment included a thorough review of all of our significant compensation components including base pay, annual variable pay, long term incentive pay, and profit sharing. This review confirmed that our executive compensation program establishes an appropriate set of rewards for achieving our strategic, business and financial objectives without encouraging inappropriate risk-taking. Specifically, all of our incentive plans, including our long-term incentive plan, our short-term incentive plan and our profit sharing plan have established maximum levels of performance and payouts. In fiscal 2012, the underlying plan design and practices had not changed and therefore, the previous risk assessment remains adequate in ensuring all risks remain mitigated. All plans are performance based and in total are designed in such a manner as to limit unnecessary risk to CHS. As a result of our review and analysis, we have concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on CHS.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of equity securities as of August 31, 2012 is shown below:

Amount and Nature of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	% of Class(1)
8% Cumulative Redeemable Preferred Stock	Directors:
	Jerry Hasnedl	975 shares	*
	Donald Anthony	100 shares	*
	Robert Bass	120 shares	*
	David Bielenberg	9,130 shares	*
	Clinton J. Blew	0 shares	*
	Dennis Carlson	710 shares(2)	*
	Curt Eischens	120 shares	*
	Jon Erickson	300 shares
	Steve Fritel	880 shares	*
	David Kayser	0 shares	*
	Randy Knecht	863 shares(2)	*
	Gregory Kruger	0 shares	*
	Edward Malesich	0 shares	*
	Michael Mulcahey	100 shares	*
	Steve Riegel	245 shares	*
	Daniel Schurr	0 shares	*
	Michael Toelle	520 shares(2)	*
Named Executive Officers:
	Carl M. Casale	0 shares	*
	Jay Debertin	1,200 shares(2)	*
	David A. Kastelic	400 shares	*
	Patrick Kluempke	0 shares	*
	Mark Palmquist	400 shares	*
	Directors and executive officers as a group	16,063 shares	*
_______________________________________

(1)	As of August 31, 2012, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2012, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

Name	Product Sales and Purchases	Patronage Dividends
Donald Anthony	$122,304	$4,282
Dennis Carlson	146,714	9,327
Curt Eischens	520,327	1,714
Jon Erickson	240,905	9,699
Steve Fritel	298,069	34,084
Jerry Hasnedl	1,439,869	76,666
David Kayser	1,562,879	38,586
Michael Mulcahey	273,155	3,052
Michael Toelle	1,780,024	102,411

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

The following directors satisfy the definition of director independence set forth in the rules of The NASDAQ Stock Market LLC:

Jon Erickson	Donald Anthony
Robert Bass	David Bielenberg
Clinton J. Blew	Dennis Carlson
Steve Fritel	Jerry Hasnedl
David Kayser	Greg Kruger
Randy Knecht	Edward Malesich
Michael Mulcahey	Steve Riegel
Daniel Schurr	Michael Toelle

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the fiscal years ended August 31, 2012 and 2011:

	(Dollars in thousands)
Description of Fees	2012	2011
Audit Fees(1)	$2,555	$1,954
Audit — Related Fees(2)	871	208
Tax Fees(3)	27	29
All Other Fees	—	—
Total	$3,453	$2,191
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits and due diligence on acquisitions.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2012	$119,026	$7,380	$(14,621)	$111,785
2011	99,535	31,792	(12,301)	119,026
2010	99,025	6,688	(6,178)	99,535

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 7, 2012 appearing on page F-1 in this Annual Report on Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 7, 2012

(a)(3) EXHIBITS

2.1	Agreement and Plan of Merger among CHS Inc., Science Merger Sub Ltd. and Solbar Industries Ltd. (Incorporated by reference to our Current Report on Form 8-K, filed November 23, 2011).
3.1	Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
3.1A	Amended Article III, Section 3(b) of Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed May 5, 2010).
3.1B	Amendment to the Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2010).
3.2	Bylaws of CHS Inc. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).
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

10.1	Employment Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)
10.2	Change of Control Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)
10.3	Employment Security Agreement between CHS Inc. and Jay Debertin, dated December 23, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010). (+)
10.4	Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.4A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006). (+)
10.5	CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A
Amendment No. 1 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011). (+)

10.5B
Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011). (+)

10.6	Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.7	Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.8	Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.8A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001). (+)
10.8B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.8C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.8D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.9	CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.10	CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.10A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10.11	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.11A	Amendment No. 1 to the Nonemployee Director Retirement Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.11B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (*) (+)
10.12	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.13	CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003). (+)
10.13A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008). (+)
10.16
$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).

10.16A
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

10.18A
Amendment No. 1 Amended and Restated Credit Agreement dated as of December 16, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012)

10.19
Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10.19A
Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).

10.19B
Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).

10.19C	Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010 (Incorporated by reference to our Form 10-Q filed January 11, 2011).
10.20	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.21	CHS Inc. Deferred Compensation Plan Master Plan Document (2011 Restatement). (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)
10.21A	Amendment No. 1 to Deferred Compensation Plan (2011 Restatement). (*) (+)
10.21B	Amendment No. 2 Deferred Compensation Plan (2011 Restatement). (*)(+)
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

10.33
Commercial Paper Placement Agreement by and between CHS Inc. and M&I Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

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

10.37A
First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.37B
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

10.39A
Amendment No. 1 to Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2012, filed April 11, 2012).

10.40
Series 2010-A Supplement, dated as of December 23, 2010, by and among Cofina Funding, LLC, as Issuer, and U.S. National Bank Association, as Trustee, to the Base Indenture, dated as of December 23, 2010, between the Issuer and the Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.41
Lockbox Agreement dated August 10, 2005 between Cofina Financial, LLC and M&I Marshall & Ilsley Bank (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

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
10.46
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.46A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, CHS Capital, LLC. (*)

10.47
Note Purchase Agreement (Series 2010-A), dated as of December 23, 2010, among Cofina Funding, LLC, as Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, Cooperatieve Centrale Raiffeisen- Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, as Funding Agent, and the Financial Institutions from time to time parties hereto, as Committed Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.47A
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

10.47B
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

10.47C
Amendment No. 3 to Note Purchase Agreement (Series 2010-A) dated as of April 11, 2012, by and among Cofina Funding, LLC and the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser. (*)

10.48
Note Purchase Agreement (Series 2008-A) dated as of November 21, 2008 among Cofina Funding, LLC, as Issuer; Victory Receivables Corporation, as the Conduit Purchaser; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Funding Agent for the Purchasers; and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.48A
Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).

10.48B
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

10.48C
Amendment No. 3 to Note Purchase Agreement (Series 2008-A) dated as of November 12, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).

10.48D
Amendment No. 4 to Note Purchase Agreement (Series 2008-A) dated as of December 23, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser.

10.48E
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

10.48F
Amendment No. 6 to Note Purchase Agreement (Series 2008-A) dated as of April 11, 2012, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser. (*)

10.49
2011 Credit Agreement (5-year Revolving Loan) dated as of September 27, 2011 between CHS Inc. and CoBank, ACB, as administrative agent for all syndication parties thereunder, as bid agent, as the letter of credit bank, and as a syndication party thereunder, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 30, 2011).

10.50
2011 Credit Agreement (3-Year Revolving Loan) dated as of September 27, 2011 between CHS Inc. and CoBank, ACB, as administrative agent for all syndication parties thereunder, as bid agent, and as a syndication party thereunder, and the other syndication parties party thereto. (Incorporated by reference to our Form 8-K, filed September 30, 2011).

10.51
2010 364-Day Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of November 24, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 29, 2010).

10.52
2006 Second Amended and Restated Credit Agreement (Revolving Loan) by and between CHS Inc. and the Syndication Parties dated as of June 2, 1010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.53
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and GROWMARK, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.54
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and MFA Oil company. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.55
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

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
_______________________________________
(*)    Filed herewith
(+)    Indicates management contract or compensation plan or agreement

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2012.

CHS INC.

By:	/s/ Carl M. Casale
Carl M. Casale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 7, 2012:

Signature	Title

/s/ Carl M. Casale	President and Chief Executive Officer (principal executive officer)
Carl M. Casale

/s/ David A. Kastelic	Executive Vice President and Chief Financial Officer (principal financial officer)
David A. Kastelic

/s/ Theresa Egan	Vice President, Accounting and Corporate Controller (principal accounting officer)
Theresa Egan

Chairman of the Board of Directors
Jerry Hasnedl*

Director
Don Anthony*

Director
Robert Bass*

Director
David Bielenberg*

Director
Clinton J. Blew*

Director
Dennis Carlson*

Director
Curt Eischens*

Director
Jon Erickson*

Director
Steve Fritel*

Director
David Kayser*

Director
Randy Knecht*

Director
Greg Kruger*

Director
Edward Malesich*

Director
Michael Mulcahey*

Director
Steve Riegel*

Director
Dan Schurr*

Director
Michael Toelle*

*By	/s/ Carl M. Casale
Carl M. Casale Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equities and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 7, 2012

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$314,029	$937,685
Receivables	3,590,742	2,980,105
Inventories	3,203,972	2,768,424
Derivative assets	849,905	635,646
Margin deposits	1,138,535	1,081,243
Other current assets	347,970	334,232
Total current assets	9,445,153	8,737,335
Investments	673,388	595,979
Property, plant and equipment	2,786,324	2,420,214
Other assets	518,286	463,482
Total assets	$13,423,151	$12,217,010
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$803,622	$716,268
Current portion of long-term debt	108,211	90,804
Current portion of mandatorily redeemable noncontrolling interest	65,981
Customer margin deposits and credit balances	808,047	751,393
Customer advance payments	685,520	601,685
Checks and drafts outstanding	205,060	197,283
Accounts payable	2,355,847	2,315,311
Derivative liabilities	509,005	482,613
Accrued expenses	476,589	405,270
Dividends and equities payable	578,809	400,216
Total current liabilities	6,596,691	5,960,843
Long-term debt	1,332,142	1,411,193
Mandatorily redeemable noncontrolling interest	268,726
Other liabilities	752,269	579,654
Commitments and contingencies
Equities:
Equity certificates	3,109,616	2,695,626
Preferred stock	319,368	319,368
Accumulated other comprehensive loss	(232,587)	(174,876)
Capital reserves	1,258,944	1,075,474
Total CHS Inc. equities	4,455,341	3,915,592
Noncontrolling interests	17,982	349,728
Total equities	4,473,323	4,265,320
Total liabilities and equities	$13,423,151	$12,217,010

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2012	2011	2010
	(Dollars in thousands)
Revenues	$40,599,286	$36,915,834	$25,267,931
Cost of goods sold	38,588,143	35,512,988	24,397,410
Gross profit	2,011,143	1,402,846	870,521
Marketing, general and administrative	498,233	438,498	366,582
Operating earnings	1,512,910	964,348	503,939
Loss (gain) on investments	5,465	(126,729)	(29,433)
Interest, net	193,263	74,835	58,324
Equity income from investments	(102,389)	(131,414)	(108,787)
Income before income taxes	1,416,571	1,147,656	583,835
Income taxes	80,852	86,628	48,438
Net income	1,335,719	1,061,028	535,397
Net income attributable to noncontrolling interests	75,091	99,673	33,238
Net income attributable to CHS Inc.	$1,260,628	$961,355	$502,159

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	For the Years Ended August 31, 2012, 2011 and 2010
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Patronage Refunds	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2009	$1,912,804	$24,795	$277,225	$282,694	$(156,270)	$749,054	$242,862	$3,333,164
Dividends and equity retirement determination	50,122		149,275			3,659		203,056
Patronage distribution	284,128		(426,500)			(11,522)		(153,894)
Equities retired	(22,732)	(403)						(23,135)
Capital equity certificates exchanged for preferred stock	(36,674)			36,674		(142)		(142)
Equities issued	616							616
Preferred stock dividends						(23,248)		(23,248)
Distributions to noncontrolling interests							(4,870)	(4,870)
Changes in dividends and equities payable							(1,743)	(1,743)
Other, net	(1,479)	181				680	2,025	1,407
Comprehensive income:
Net income			396,500			105,659	33,238	535,397
Other comprehensive loss					(48,997)		(2,725)	(51,722)
Total comprehensive income								483,675
Dividends and equities payable	(67,569)		(138,775)			(4,091)		(210,435)
Balances, August 31, 2010	2,119,216	24,573	257,725	319,368	(205,267)	820,049	268,787	3,604,451
Dividends and equity retirement determination	67,569		138,775			4,091		210,435
Patronage distribution	260,858		(396,500)			(5,871)		(141,513)
Equities retired	(60,956)	(237)						(61,193)
Equities issued	6,453							6,453
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(18,184)	(18,184)
Changes in dividends and equities payable							(2,787)	(2,787)
Other, net	(391)	(12)				(837)	454	(786)
Comprehensive income:
Net income			674,678			286,677	99,673	1,061,028
Other comprehensive income					30,391		1,785	32,176
Total comprehensive income								1,093,204
Dividends and equities payable	(136,000)		(260,125)			(4,091)		(400,216)
Balances, August 31, 2011	2,256,749	24,324	414,553	319,368	(174,876)	1,075,474	349,728	4,265,320
Dividends and equity retirement determination	136,000		260,125			4,091		400,216
Patronage distribution	415,584		(674,678)			(1,572)		(260,666)
Equities retired	(145,500)	(222)						(145,722)
Equities issued	29,155							29,155
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(78,602)	(78,602)
Changes in dividends and equities payable							5,544	5,544
Purchase of noncontrolling interests					(14,581)	(82,138)	(337,145)	(433,864)
Other, net	(1,262)	(356)				958	3,366	2,706
Comprehensive income:
Net income			969,862			290,766	75,091	1,335,719
Other comprehensive loss					(43,130)			(43,130)
Total comprehensive income								1,292,589
Dividends and equities payable	(195,999)		(378,719)			(4,091)		(578,809)
Balances, August 31, 2012	$2,494,727	$23,746	$591,143	$319,368	$(232,587)	$1,258,944	$17,982	$4,473,323

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$1,335,719	$1,061,028	$535,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,632	220,694	202,922
Amortization of deferred major repair costs	33,641	30,474	18,532
Income from equity investments	(102,389)	(131,414)	(108,787)
Distributions from equity investments	75,468	137,766	89,689
Noncash patronage dividends received	(10,461)	(9,697)	(9,918)
Gain on sale of property, plant and equipment	(5,564)	(5,200)	(5,094)
Loss (gain) on investments	5,465	(126,729)	(29,433)
Loss on crack spread contingent liability	22,328
Deferred taxes	58,624	67,089	39,507
Other, net	481	868	1,597
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(512,034)	(714,589)	(123,630)
Inventories	(252,842)	(796,596)	(426,328)
Derivative assets	(212,365)	(389,025)	(73,597)
Margin deposits	(51,241)	(462,857)	(397,993)
Other current assets and other assets	(35,375)	(137,749)	42,145
Customer margin deposits and credit balances	56,177	327,813	149,228
Customer advance payments	61,978	163,640	114,032
Accounts payable and accrued expenses	(48,042)	870,314	221,776
Derivative liabilities	18,933	179,876	(25,740)
Other liabilities	60,503	15,617	(64,344)
Net cash provided by operating activities	718,636	301,323	149,961
Cash flows from investing activities:
Acquisition of property, plant and equipment	(468,611)	(310,670)	(324,262)
Proceeds from disposition of property, plant and equipment	27,839	9,496	10,139
Expenditures for major repairs	(23,443)	(92,129)	(7,554)
Investments in joint ventures and other	(94,757)	(6,090)	(38,062)
Investments redeemed	12,112	39,681	119,331
Proceeds from sale of investments		225,000
Changes in notes receivable	19,040	(347,509)	(41,925)
Business acquisitions, net of cash acquired	(166,033)	(67,489)	(6,307)
Other investing activities, net	(342)	(1,259)	(949)
Net cash used in investing activities	(694,195)	(550,969)	(289,589)
Cash flows from financing activities:
Changes in notes payable	(27,561)	457,731	15,217
Long-term debt borrowings		631,882
Principal payments	(96,619)	(114,929)	(84,792)
Payments for bank fees	(12,390)	(5,348)	(10,296)
Changes in checks and drafts outstanding	6,353	63,033	47,280
Distributions to noncontrolling interests	(78,602)	(18,184)	(4,870)
Preferred stock dividends paid	(24,544)	(24,544)	(23,248)
Retirements of equities	(145,722)	(61,193)	(23,135)
Cash patronage dividends paid	(260,666)	(141,513)	(153,894)
Other financing activities, net	878	(20)	952
Net cash (used in) provided by financing activities	(638,873)	786,915	(236,786)
Effect of exchange rate changes on cash and cash equivalents	(9,224)	5,753	(1,522)
Net (decrease) increase in cash and cash equivalents	(623,656)	543,022	(377,936)
Cash and cash equivalents at beginning of period	937,685	394,663	772,599
Cash and cash equivalents at end of period	$314,029	$937,685	$394,663
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1        Summary of Significant Accounting Policies

Organization

CHS Inc. (CHS or the Company) is one of the nation’s leading integrated agricultural companies. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. The Company also has preferred stockholders that own shares of the Company’s 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On August 31, 2012, the Company had 12,272,003 shares of preferred stock outstanding. The Company buys commodities from and provides products and services to patrons (including member and other non-member customers), both domestic and international. The Company provides a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of the Company’s operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in the Company’s net income under the equity method of accounting.

Basis of Presentation and Reclassifications

The consolidated financial statements include the accounts of CHS and all of its wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in the Energy segment. The effects of all significant intercompany transactions have been eliminated.

As of September 1, 2011, the Company changed the expected useful lives of certain fixed assets in its Energy segment. The Company increased the expected useful lives of refining and asphalt assets from 16 years to 20 years, which reduced depreciation expense by approximately $27.0 million in fiscal 2012.

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

Derivative Financial Instruments and Hedging Activities

The Company’s derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of immaterial amounts of energy derivative instruments and interest rate swap contracts which were accounted for as cash flow hedges. Derivative instruments are recorded on the Company’s Consolidated Balance Sheets at fair values as discussed in Note 12, Fair Value Measurements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of August 31, 2012 and 2011, the Company had the following outstanding purchase and sales contracts:

	2012		2011
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	722,895	1,074,535	667,409	796,332
Energy products - barrels	9,047	19,561	9,915	14,020
Soy products - tons	15	215	18	269
Crop nutrients - tons	600	725	1,177	1,420
Ocean and barge freight - metric tons	1,018	183	983	93

As of August 31, 2012 and 2011, the gross fair values of the Company’s derivative assets and liabilities not designated as hedging instruments were as follows:

	2012	2011
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$1,070,800	$882,445
Foreign exchange derivatives	978	1,508
	$1,071,778	$883,953
Derivative Liabilities:
Commodity and freight derivatives	$727,946	$730,170
Foreign exchange derivatives	2,388
Interest rate derivatives	544	750
	$730,878	$730,920

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in the Company’s Consolidated Statements of Operations during fiscal 2012 and 2011.

	Location of Gain (Loss)	2012	2011
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$311,167	$186,265
Foreign exchange derivatives	Cost of goods sold	(5,219)	3,363
Interest rate derivatives	Interest, net	206	522
		$306,154	$190,150

During the year ended August 31, 2011, we recorded a $3.9 million loss in cost of goods sold in the Consolidated Statement of Operations for derivatives previously designated as cash flow hedging instruments. As of August 31, 2012 and 2011, there were no unrealized gains or losses deferred to accumulated other comprehensive loss on the Consolidated Balance Sheets.

Commodity and Freight Contracts:

When the Company enters into a commodity or freight purchase or sales contract, it incurs risks related to price change and performance (including delivery, quality, quantity, and counterparty credit). The Company is exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

event market prices decrease. The Company is also exposed to risk of loss on fixed or partially fixed price sales contracts in the event market prices increase.

The Company’s commodity contracts primarily relate to grain, oilseed, energy (crude, refined products and propane) and fertilizer commodities. The Company’s freight contracts primarily relate to rail, barge and ocean freight transactions. The Company’s use of commodity and freight contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, the Company generally takes opposite and offsetting positions by entering into commodity futures contracts or options in order to arrive at a net commodity position within the formal position limits it has established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. The Company also uses OTC instruments to hedge its exposure to price fluctuations on commodities and fixed price arrangements. The price risk the Company encounters for crude oil and most of the grain and oilseed volumes it handles can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged with futures because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Certain fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. The Company expects all normal purchase and normal sales transactions to result in physical settlement.

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

The Company’s policy is to primarily maintain hedged positions in grain and oilseed. The Company’s profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to the Company may be substantial. The Company has risk management policies and procedures that include net position limits. These limits are defined for each commodity and include both trader and management limits. This policy and procedures in the Company’s grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by the Company’s senior management if operating areas are outside of position limits. A similar process is used in the Company’s energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with the Company’s management and the Board of Directors. The Company monitors current market conditions and may expand or reduce its net position limits or procedures in response to changes in conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

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

Interest Rate Contracts:

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that the Company’s blended interest rate for all such notes approximates current market rates. During the Company’s year ended August 31, 2011, the Company entered into interest rate swaps and treasury lock derivative agreements to secure the interest rates related to a portion of its private placement debt issued in June 2011. These derivative instruments were designated as cash flow hedges for accounting purposes and, accordingly, the net loss on settlements of $6.3 million was recorded as a component of other comprehensive loss and is being amortized into earnings within interest, net over the term of the agreements. CHS Capital, LLC (CHS Capital), the Company’s wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $12.5 million expiring at various times through fiscal 2018, with $0.3 million of the notional amount expiring during fiscal 2013. None of CHS Capital’s interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in the Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2012, was approximately 5.2%.

Foreign Exchange Contracts:

The Company conducts essentially all of its business in U.S. dollars, except for grain marketing operations primarily in South America and Europe, and purchases of products from Canada. The Company had minimal risk regarding foreign currency fluctuations during fiscal 2012 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, the Company enters into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2012, the Company had $1.0 million included in derivative assets and $2.4 million included in derivative liabilities associated with foreign currency contracts.

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

Margin Deposits

The Company’s margin deposits primarily consist of deposits on the balance sheet of the Company’s wholly-owned subsidiary, CHS Hedging Inc., which is a registered futures commission merchant and a full-service commodity futures and options broker.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company had various acquisitions during the three years ended August 31, 2012, which have been accounted for using the purchase method of accounting. Operating results of the acquisitions are included in the consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets, liabilities and identifiable intangible assets acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as goodwill.

In the Company’s Energy segment, major maintenance activities (turnarounds) at the two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. The amortization expense related to turnaround costs are included in cost of goods sold in the Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in the Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 became effective for the Company during its third fiscal quarter, and the required disclosures are included in Note 12, Fair Value Measurements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 is only disclosure related, it will not have an impact on the Company's financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80).” ASU No. 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 became effective for the Company during its fourth fiscal quarter, and the required disclosures are included in Note 10, Benefit Plans.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements in fiscal 2014.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

beginning after September 15, 2012, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 2        Receivables

Receivables as of August 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in thousands)
Trade accounts receivable	$2,817,817	$2,248,665
CHS Capital notes receivable	606,514	604,268
Other	278,196	246,198
	3,702,527	3,099,131
Less allowances and reserves	111,785	119,026
	$3,590,742	$2,980,105

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.

CHS Capital, the Company’s wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $164.8 million and $151.1 million at August 31, 2012 and 2011, respectively, which are included in other assets on the Company’s Consolidated Balance Sheets. As of August 31, 2012 and 2011, the commercial notes represented 74% and 84%, respectively, and the producer notes represented 26.0% and 16.0%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of August 31, 2012, CHS Capital's customers have additional available credit of $841.3 million.

Note 3        Inventories

Inventories as of August 31, 2012 and 2011 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011
	(Dollars in thousands)
Grain and oilseed	$1,625,865	$1,232,818
Energy	701,348	732,609
Crop nutrients	401,655	389,741
Feed and farm supplies	384,178	346,572
Processed grain and oilseed	76,892	55,231
Other	14,034	11,453
	$3,203,972	$2,768,424

As of August 31, 2012, the Company valued approximately 11% of inventories, primarily crude oil and refined fuels within the Energy segment, using the lower of cost, determined on the LIFO method, or market (12% as of August 31, 2011). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $566.6 million and $551.0 million at August 31, 2012 and 2011, respectively.

Note 4        Investments

Investments as of August 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in thousands)
Joint ventures:
Ventura Foods, LLC	$292,393	$278,865
Horizon Milling, LLC	78,372	79,770
TEMCO, LLC	60,734	47,337
Horizon Milling G.P.	16,727	20,445
Cooperatives:
Land O’Lakes, Inc.	58,382	53,147
Ag Processing Inc.	19,577	17,876
Other	147,203	98,539
	$673,388	$595,979

The Company has a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. The Company accounts for Ventura Foods as an equity method investment, and as of August 31, 2012, its carrying value of Ventura Foods exceeded its share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of August 31, 2012 and 2011, and statements of operations for the twelve months ended August 31, 2012, 2011 and 2010:

	2012	2011
	(Dollars in thousands)
Current assets	$574,925	$585,760
Non-current assets	459,070	464,621
Current liabilities	197,251	227,199
Non-current liabilities	277,760	292,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
	(Dollars in thousands)
Net sales	$2,550,018	$2,350,895	$1,954,289
Gross profit	244,969	255,748	259,388
Net earnings	94,586	105,754	95,480
Earnings attributable to CHS Inc.	47,293	52,877	47,740

During fiscal 2010 the Company made capital contributions of $24.0 million to its Multigrain, AG (Multigrain) joint venture due to expansion of their operations. This venture, included in the Company’s Ag segment, includes grain storage, export facilities and grain production and is headquartered in Sao Paulo, Brazil. During the year ended August 31, 2011, the Company sold all of its 45% ownership interest in Multigrain to one of its joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million.

Agriliance LLC (Agriliance) is owned and governed by CHS (50%) and Land O’Lakes, Inc. (50%). The Company accounts for its Agriliance investment using the equity method of accounting within Corporate and Other. Agriliance has essentially ceased its business activities and primarily holds long-term liabilities. During the years ended August 31, 2011 and 2010, the Company received $28.0 million, and $105.0 million, respectively, of cash distributions from Agriliance as returns of capital for proceeds from the sale of many of the Agriliance retail facilities, and the collection of receivables. The Company recorded pre-tax gains of $9.0 million and $28.4 million during fiscal 2011 and 2010, respectively, related to these cash distributions. During the year ended August 31, 2012, the Company made cash contributions of $45.4 million to Agriliance, which were primarily used to fully fund the Agriliance Employee Retirement Plan (Agriliance Plan). The Agriliance Plan transferred its assets and liabilities to CHS and Land O' Lakes, Inc. during fiscal 2012. CHS received pension plan assets and liabilities of $97.2 million and $84.5 million, respectively. The Company recorded the net $12.7 million pension plan asset as a non-cash dividend and recorded a $0.8 million pre-tax loss related to the distribution.

During the year ended August 31, 2011, the Company dissolved its United Harvest, LLC (United Harvest) joint venture which operated two grain export facilities in Washington that were leased from the joint venture participants. As a result of the dissolution, the Company is now operating its Kalama, Washington export facility as part of TEMCO, LLC (TEMCO), and its joint venture partner is operating their own Vancouver, Washington facility. There was no gain or loss resulting from this transaction.
TEMCO is owned and governed by Cargill, Incorporated (Cargill) (50%) and the Company (50%). During the year ended August 31, 2012, the Company entered into an amended and restated agreement to expand the scope of the original agreement with Cargill. Pursuant to the terms of the agreement, the Company and Cargill each agreed to commit to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill's Tacoma, Washington facility will continue to be subleased to TEMCO. The Company agreed to sublease its Kalama, Washington facility to TEMCO, and Cargill agreed to lease their Irving facility in Portland, Oregon to TEMCO to provide TEMCO with more capacity to conduct this business.

The following provides combined financial information for the Company’s major equity investments, excluding Ventura Foods, for balance sheets as of August 31, 2012 and 2011, and statements of operations for the twelve months ended August 31, 2012, 2011 and 2010:

	2012	2011
	(Dollars in thousands)
Current assets	$631,335	$595,862
Non-current assets	158,675	130,464
Current liabilities	352,016	316,066
Non-current liabilities	5,642	4,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
	(Dollars in thousands)
Net sales	$5,402,241	$8,399,779	$7,212,848
Gross profit	225,680	406,338	356,708
Net earnings	121,107	232,473	150,798
Earnings attributable to CHS Inc.	36,032	89,575	50,731

Note 5        Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2012 and 2011 is as follows:

	2012	2011
	(Dollars in thousands)
Land and land improvements	$145,831	$125,170
Buildings	598,269	533,231
Machinery and equipment	3,786,488	3,481,046
Office and other	109,136	96,841
Construction in progress	405,755	257,940
	5,045,479	4,494,228
Less accumulated depreciation and amortization	2,259,155	2,074,014
	$2,786,324	$2,420,214

Depreciation expense for the years ended August 31, 2012, 2011 and 2010, was $199.8 million, $205.2 million and $187.5 million, respectively.

The Company is leasing certain of its wheat milling facilities and related equipment to Horizon Milling, LLC (Horizon Milling) under an operating lease agreement. The net book value of the leased milling assets at August 31, 2012 and 2011 was $49.6 million and $53.9 million, respectively, net of accumulated depreciation of $82.1 million and $74.7 million, respectively.

Note 6        Other Assets

Other assets as of August 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in thousands)
Goodwill	$81,693	$26,409
Customer lists, less accumulated amortization of $32,883 and $25,724, respectively	20,694	13,367
Non-compete covenants, less accumulated amortization of $6,896 and $6,306, respectively	1,987	3,462
Trademarks and other intangible assets, less accumulated amortization of $15,949 and $14,731, respectively	22,185	15,891
Notes receivable	173,054	157,518
Long-term receivable	37,589	44,597
Prepaid pension and other benefits	86,477	103,008
Capitalized major maintenance	70,554	80,752
Other	24,053	18,478
	$518,286	$463,482

During the years ended August 31, 2012 and 2011, the Company had acquisitions in its Ag segment which resulted in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$55.5 million and $3.4 million of goodwill, respectively. There were no dispositions resulting in a decrease to goodwill during fiscal 2012 and 2011.

During the years ended August 31, 2012 and 2011, intangible assets acquired totaled $23.4 million and $1.9 million, respectively, and were primarily from acquisitions in the Company's Ag segment.

Intangible assets amortization expense for the years ended August 31, 2012, 2011 and 2010, was $12.7 million, $11.0 million and $11.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$10,826
Year 2	7,671
Year 3	6,167
Year 4	5,850
Year 5	4,445
Thereafter	9,908
$44,867

The capitalized major maintenance activity is as follows:

	Balance at Beginning of Year	Cost Deferred	Amortization	Write-Offs	Balance at End of Year
	(Dollars in thousands)
2012	$80,752	$23,443	$(33,641)		$70,554
2011	19,097	92,129	(30,474)		80,752
2010	30,075	7,554	(18,532)		19,097

Note 7        Notes Payable and Long-Term Debt

Notes payable and long-term debt as of August 31, 2012 and 2011, consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Interest Rates at
	August 31, 2012	2012	2011
	(Dollars in thousands)
Notes payable(a)(j)	0.67% to 10.75%	$269,783	$130,719
CHS Capital notes payable(k)	0.80% to 2.64%	533,839	585,549
		$803,622	$716,268
Long-term debt:
Revolving term loans from cooperative and other banks, payable in equal installments beginning in 2013 through 2018(b)(j)	5.59%	$150,000	$150,000
Private placement, payable in equal installments beginning in 2014 through 2018(c)(j)	6.18%	400,000	400,000
Private placement, payable in equal installments through 2013(d)(j)	6.81%	37,500	75,000
Private placement, payable in installments through 2018(e)(j)	4.96% to 5.60%	59,615	86,539
Private placement, payable in equal installments beginning in 2011 through 2015(f)(j)	5.25%	75,000	100,000
Private placement, payable in equal installments beginning in 2014 through 2018(g)(j)	5.78%	50,000	50,000
Private placement, payable in equal installments beginning in 2017 through 2021(g)(j)	4.00%	100,000	100,000
Private placement, payable in its entirety in 2019(h)(j)	4.08%	130,000	130,000
Private placement, payable in its entirety in 2021(h)(j)	4.52%	160,000	160,000
Private placement, payable in its entirety in 2023(h)(j)	4.67%	130,000	130,000
Private placement, payable in its entirety in 2026(h)(j)	4.82%	80,000	80,000
Other notes and contracts(i)	2.25% to 12.17%	68,238	40,458
Total long-term debt		1,440,353	1,501,997
Less current portion		108,211	90,804
Long-term portion		$1,332,142	$1,411,193
_______________________________________

(a)
The Company finances its working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2012, the Company had two primary committed lines of credit. The Company had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of August 31, 2012. As of August 31, 2011 the Company had two revolving lines of credit totaling $2.2 billion, with no amounts outstanding at August 31, 2011, both of which were terminated and replaced by the existing facilities in September 2011. In addition to its primary lines of credit, the Company had two additional revolving lines of credit, of which one was a 364-day revolving facility in the amount of $40.0 million committed that was terminated in October 2011, and the other is a three-year revolving facility in the amount of $40.0 million committed, with the right to increase the capacity to $120.0 million, that expires in November 2013. There were no amounts outstanding on either of these two additional revolving lines of credit on August 31, 2012 and 2011. The Company also has a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million that expires in December 2014, with no amounts outstanding on August 31, 2012 and 2011. The Company's wholly-owned subsidiaries, CHS Europe S.A. and CHS do Brasil Ltda., have uncommitted lines of credit to finance their normal trading activities with outstanding amounts of $190.4 million as of August 31, 2012 and $128.8 million as of August 31, 2011, which are collateralized by certain inventories and receivables. In addition, other international subsidiaries have lines of credit totaling $77.7 million outstanding at August 31, 2012, of which, $43.8 million is collateralized. The Company has two commercial paper programs totaling up to $125.0 million with two banks participating in the revolving credit facilities. Terms of the Company’s credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2012 and 2011, there was no commercial paper outstanding. Miscellaneous short-term notes payable totaled $1.7 million and $1.9 million on August 31, 2012 and 2011, respectively.

(b)	In December 2007, the Company established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million.

(c)	In October 2007, the Company entered into a private placement with several insurance companies for long-term debt in the amount of $400.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(h)
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

(i)	Other notes and contracts payable of $33.7 million are collateralized on August 31, 2012.

(j)	The debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum working capital levels and other financial ratios.

(k)
Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has available credit totaling $300.0 million as of August 31, 2012, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates with a weighted-average interest rate of 1.21% as of August 31, 2012. Borrowings by Cofina Funding utilizing the available credit under the note purchase agreements totaled $121.5 million as of August 31, 2012. CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.03% to 3.00% as of August 31, 2012. As of August 31, 2012, the total funding commitment under these agreements was $261.0 million, of which $122.7 million was borrowed. CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $250.0 million. The total outstanding commitments under the program totaled $238.2 million as of August 31, 2012, of which $158.2 million was borrowed under these commitments with an interest rate of 1.82%. CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of August 31, 2012, and are due upon demand. Borrowings under these notes totaled $131.4 million as of August 31, 2012. As of August 31, 2011, the net borrowings under the Cofina Funding note purchase agreements were $371.3 million. CHS Capital borrowings under the ProPartners program and the surplus funds program were $174.0 million and $96.6 million, respectively, as of August 31, 2011.

Weighted-average interest rates at August 31:

	2012	2011
Notes payable	2.58%	2.37%
CHS Capital notes payable	1.68%	1.86%
Long-term debt	5.16%	5.25%

As of August 31, 2012, the carrying value of the Company’s long-term debt approximated its fair value, based on quoted market prices of similar debt (a Level 2 classification in the fair value hierarchy).

The aggregate amount of long-term debt payable as of August 31, 2012 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)
2013	$108,211
2014	161,986
2015	163,647
2016	130,044
2017	150,213
Thereafter	726,252
$1,440,353

Interest, net for the years ended August 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(Dollars in thousands)
Interest expense	$94,090	$83,044	$69,901
Interest-purchase of NCRA noncontrolling interests	113,184
Capitalized interest	(8,882)	(5,487)	(6,212)
Interest income	(5,129)	(2,722)	(5,365)
Interest, net	$193,263	$74,835	$58,324

Note 8        Income Taxes

The provision for income taxes for the years ended August 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(Dollars in thousands)
Current
Federal	$9,565	$10,564	$3,409
State	7,851	8,922	4,081
Foreign	4,812	53	1,441
	22,228	19,539	8,931
Deferred
Federal	66,707	54,435	43,361
State	1,617	9,454	1,823
Foreign	(9,700)	3,200	(5,677)
	58,624	67,089	39,507
Total	$80,852	$86,628	$48,438

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. NCRA files separate tax returns and, as such, these items must be assessed independent of the Company’s deferred tax assets when determining recoverability.

Deferred tax assets and liabilities as of August 31, 2012 and 2011 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$89,844	$91,458
Postretirement health care and deferred compensation	107,817	100,256
Tax credit carryforwards	118,752	102,120
Loss carryforwards	30,272	71,470
Other	57,429	55,414
Deferred tax assets valuation	(56,659)	(47,599)
Total deferred tax assets	347,455	373,119
Deferred tax liabilities:
Pension	35,516	56,702
Investments	120,879	91,290
Major maintenance	9,141	4,591
Property, plant and equipment	453,863	453,805
Other	175	—
Total deferred tax liabilities	619,574	606,388
Net deferred tax liabilities	$272,119	$233,269

During the year ended August 31, 2012, the valuation allowance for NCRA increased by $12.4 million due to a change in the amount of state tax credits that are estimated to be utilized. NCRA’s valuation allowance is necessary due to the limited amount of taxable income it generates on an annual basis.

The Company’s foreign tax credit of $7.0 million will expire on August 31, 2019. The Company’s general business credit carryforward of $55.4 million is comprised primarily of low sulfur diesel credits that will begin to expire on August 31, 2027.

As of August 31, 2012, net deferred taxes of $37.6 million and $309.7 million are included in current assets and other liabilities, respectively ($59.9 million and $293.1 million in current assets and other liabilities, respectively, as of August 31, 2011).

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.5	1.3	0.8
Patronage earnings	(24.2)	(20.5)	(23.8)
Domestic production activities deduction	(3.5)	(3.2)	(1.5)
Export activities at rates other than the U.S. statutory rate	0.4	0.5	1.0
Valuation allowance	0.6	0.9	0.8
Tax credits	(1.3)	(3.1)	(0.2)
Non-controlling interests	(1.9)	(3.0)	(2.0)
Other	0.1	(0.4)	(1.8)
Effective tax rate	5.7%	7.5%	8.3%

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company's uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2006 through 2011 remain subject to examination, at least for certain issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	2012	2011	2010
	(Dollars in thousands)
Beginning balances	$67,271	$69,357	$72,519
Reductions attributable to statute expiration		(2,086)	(3,162)
Balances at August 31	$67,271	$67,271	$69,357

If the Company were to prevail on all tax positions taken relating to uncertain tax positions, substantially all of the unrecognized tax benefits would benefit the effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended August 31, 2012, 2011 and 2010, the Company recognized approximately $0.2 million, $0.1 million and $0.3 million in interest, respectively. The Company had approximately $0.2 million and $0.1 million for the payment of interest accrued on August 31, 2012 and 2011, respectively.

Note 9        Equities

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Total patronage refunds for fiscal 2012 are estimated to be $969.9 million, while the cash portion is estimated to be $378.7 million. The actual patronage refunds and cash portion for fiscal years 2011, 2010, and 2009 were $676.3 million ($260.7 million in cash), $402.4 million ($141.5 million in cash), and $438.0 million ($153.9 million in cash), respectively. By action of the Board of Directors, patronage losses incurred in fiscal 2009 from the wholesale crop nutrients business, totaling $60.2 million, were offset against the fiscal 2008 wholesale crop nutrients and CF Industries Holdings, Inc. patronage through the cancellation of capital equity certificates in fiscal 2010.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with the Company’s bylaws, that 10% of the earnings from patronage business for fiscal years 2012 and 2011, be added to the Company’s capital reserves.

Redemptions are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, the Company expects total redemptions related to the year ended August 31, 2012, that will be distributed in fiscal 2013, to be approximately $196.0 million. These expected distributions are classified as a current liability on the August 31, 2012 Consolidated Balance Sheet.

For the years ended August 31, 2012, 2011 and 2010, the Company redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $145.7 million, $61.2 million and $23.1 million, respectively. An additional $36.7 million of capital equity certificates were redeemed in fiscal year 2010 by issuance of shares of the Company’s 8% Cumulative Redeemable Preferred Stock (Preferred Stock). The amount of equities redeemed with each share of Preferred Stock issued was $28.30, which was the closing price per share of the stock on the NASDAQ Stock Market LLC on February 22, 2010.

The Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On August 31, 2012, the Company had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on the Preferred Stock during the years ended August 31, 2012, 2011 and 2010, were $24.5 million, $24.5 million, and $23.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Preferred Stock is redeemable at the Company’s option. At this time, the Company has no current plan or intent to redeem any Preferred Stock.
As discussed in Note 17, Acquisitions, the Company has a firm commitment to purchase the remaining NCRA noncontrolling interests. The following table presents the effects of changes in the Company's NCRA ownership interest on CHS equities for the years ended August 31, 2012, 2011, and 2010.

	2012	2011	2010
	(Dollars in thousands)
Net income attributable to CHS Inc.	$1,260,628	$961,355	$502,159
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests	(82,138)
Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$1,178,490	$961,355	$502,159
Note 10        Benefit Plans

The Company has various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. The Company also has non-qualified supplemental executive and board retirement plans.

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2012 and 2011 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$501,053	$493,601	$29,728	$47,233	$56,864	$46,262
Service cost	26,010	25,232	279	1,246	2,556	1,771
Interest cost	24,119	22,257	1,343	1,933	2,638	2,194
Transfers in from Agriliance Employee Retirement Plan	84,498
Actuarial loss (gain)	982	759	2,498	(1,233)	(1,997)	1,199
Assumption change	62,755	(11,014)	1,956	(514)	6,437	912
Plan amendments		365		1,047	(899)
Medicare D					625	216
Excise tax on high cost healthcare plans						6,279
Benefits paid	(28,351)	(30,147)	(1,334)	(19,984)	(2,035)	(1,969)
Benefit obligation at end of period	$671,066	$501,053	$34,470	$29,728	$64,189	$56,864
Change in plan assets:
Fair value of plan assets at beginning of period	$540,822	$478,361	$—	$—	$—	$—
Actual gain on plan assets	50,515	57,608
Company contributions	28,000	35,000	1,334	19,984	2,035	1,969
Transfers in from Agriliance Employee Retirement Plan	97,210
Benefits paid	(28,351)	(30,147)	(1,334)	(19,984)	(2,035)	(1,969)
Fair value of plan assets at end of period	$688,196	$540,822	$—	$—	$—	$—
Funded status at end of period	$17,130	$39,769	$(34,470)	$(29,728)	$(64,189)	$(56,864)
Amounts recognized on balance sheet:
Non-current assets	$17,695	$40,047
Accrued benefit cost:
Current liabilities			$(3,325)	$(3,205)	$(3,297)	$(3,111)
Non-current liabilities	(565)	(278)	(31,145)	(26,523)	(60,892)	(53,753)
Ending balance	$17,130	$39,769	$(34,470)	$(29,728)	$(64,189)	$(56,864)
Amounts recognized in accumulated other comprehensive loss (pretax):
Net transition obligation					$563	$1,651
Prior service cost (credit)	$9,392	$11,223	$1,316	$497	(17)	(190)
Net loss	331,420	247,669	10,104	7,124	683	14,076
Noncontrolling interests		(20,524)		(82)		(3,821)
Ending balance	$340,812	$238,368	$11,420	$7,539	$1,229	$11,716

The accumulated benefit obligation of the qualified pension plans was $628.5 million and $466.8 million at August 31, 2012 and 2011, respectively. The accumulated benefit obligation of the non-qualified pension plans was $19.7 million and $17.0 million at August 31, 2012 and 2011, respectively.

As discussed in Note 4, Investments, Agriliance is owned and governed by CHS (50)% and Land O'Lakes Inc. (50)% and has essentially ceased its business activities. During the year ended August 31, 2012, the Agriliance Employee Retirement Plan (Agriliance Plan) transferred its assets and liabilities to CHS and Land O'Lakes. CHS received pension plan assets and liabilities of $97.2 million and $84.5 million, respectively, and recorded the net $12.7 million pension plan asset as a non-cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

dividend. Half of the Agriliance Plan's accumulated other comprehensive loss, or $44.8 million, is reflected in the Company's ending pre-tax balance for accumulated other comprehensive loss.

The assumption change for the fiscal year ended August 31, 2012, related to reductions in the discount rate for both CHS and NCRA qualified pension plans. The reduction in the discount rate was due to the reduction in the yield curves for investment grade corporate bonds that CHS and NCRA have historically used.

Components of net periodic benefit costs for the years ended August 31, 2012, 2011 and 2010 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$26,010	$25,232	$20,774	$279	$1,246	$1,220	$2,556	$1,771	$1,385
Interest cost	24,119	22,257	23,034	1,343	1,933	2,235	2,638	2,194	2,153
Expected return on assets	(40,904)	(41,770)	(36,875)
Settlement of retiree obligations					4,735
Special agreements									1,722
Prior service cost (credit) amortization	1,831	2,327	2,193	228	141	419	(104)	(122)	(186)
Actuarial loss amortization	15,131	16,090	10,578	428	967	617	891	513	12
Transition amount amortization							936	935	936
Net periodic benefit cost	$26,187	$24,136	$19,704	$2,278	$9,022	$4,491	$6,917	$5,291	$6,022
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	5.00%	4.75%	5.75%	5.00%	4.75%	5.75%	4.75%	4.75%	5.75%
Expected return on plan assets	7.25%	7.75%	8.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.75%	4.75%	4.50%	4.50%	4.50%	4.50%
Weighted-average assumptions to determine the benefit obligations:
Discount rate	3.80%	5.00%	4.75%	4.00%	5.00%	4.75%	3.75%	4.75%	4.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.75%	4.50%	4.50%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2013 from accumulated other comprehensive income into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of transition obligation			$563
Amortization of prior service cost (benefit)	$1,597	$(33)	$(17)
Amortization of net actuarial loss	$22,516	$32	$1,152

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2012. The rate was assumed to decrease gradually to 5.0% by 2018 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$630	$(510)
Effect on postretirement benefit obligation	6,200	(5,400)

The Company provides defined life insurance and health care benefits for certain retired employees and Board of Directors’ participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

annually.

The Company has other contributory defined contribution plans covering substantially all employees. Total contributions by the Company to these plans were $20.6 million, $18.6 million and $17.3 million, for the years ended August 31, 2012, 2011 and 2010, respectively.

The Company contributed $28.0 million to qualified pension plans in fiscal 2012. Based on the funded status of the qualified pension plans as of August 31, 2012, the Company does not expect to contribute to these plans in fiscal 2013. The Company expects to pay $6.6 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2013.

The Company’s retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
			Gross	Medicare D
	(Dollars in thousands)
2013	$36,805	$3,325	$3,297	$100
2014	39,083	1,276	3,455	100
2015	42,954	1,002	3,671	100
2016	44,523	1,869	4,018	100
2017	47,263	4,293	4,249	100
2018-2022	278,194	13,187	23,644	500

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

The Company’s pension plans’ fair value measurements at August 31, 2012 and 2011 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$2,588	$21,380		$23,968
Equities:
Mutual funds	115,515	289,286		404,801
Fixed income securities:
Mutual funds	76,795	164,380	$1,868	243,043
Real estate funds			16,257	16,257
Hedge funds			127	127
Total	$194,898	$475,046	$18,252	$688,196

	2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$3,073	$22,325		$25,398
Equities:
Mutual funds	100,508	198,828		299,336
Fixed income securities:
Mutual funds	66,124	135,251		201,375
Real estate funds			$14,522	14,522
Hedge funds			191	191
Total	$169,705	$356,404	$14,713	$540,822

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following tables set forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended August 31, 2012 and 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012
	Mutual Funds	Real Estate Funds	Hedge Funds	Total
	(Dollars in thousands)
Balances at beginning of period	$—	$14,522	$191	$14,713
Unrealized gains (losses)	48	1,763	(68)	1,743
Realized losses (gains)	90	(48)		42
Sales	(8)	(2)		(10)
Purchases		22	4	26
Transfers into level 3	1,738			1,738
Total	$1,868	$16,257	$127	$18,252

	2011
	Real Estate Funds	Hedge Funds	Total
	(Dollars in thousands)
Balances at beginning of period	$9,407	$2,705	$12,112
Unrealized gains	2,104	132	2,236
Purchases, sales, issuances and settlements, net	3,011	(2,646)	365
Total	$14,522	$191	$14,713

The Company is one of approximately 400 employers that contribute to the Co-op Retirement Plan (Co-op Plan), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If CHS chooses to stop participating in the multiemployer plan, CHS may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the Co-op Plan for the years ended August 31, 2012, 2011, and 2010 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,885	$1,279	$1,325	N/A	N/A

The Company's contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Plan's most recently available annual report (Form 5500). Acquisitions during the years ended August 31, 2012 and 2011 increased the number of CHS covered participants in the Plan by approximately 70%, affecting the period-to-period comparability of the contributions for the years ending August 31, 2012, 2011 and 2010.

The Pension Protection Act (PPA) of 2006 does not apply to the Co-op Plan because it is covered and defined as a single-employer plan. There is a special exemption for cooperative plans defining them under the single-employer plan as long

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employer. The most recent financial statements available in 2012 and 2011 are for the Co-op Plan's year-end at March 31, 2011 and 2010, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were $8 thousand in fiscal years 2012 and 2011 and $10 thousand in fiscal year 2010.

Note 11        Segment Reporting

The Company has aligned the segments based on an assessment of how the businesses are operated and the products and services they sell.

The Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. The Ag segment purchases and further processes or resells grains and oilseeds originated by the country operations business, by the Company’s member cooperatives and by third parties, and also serves as a wholesaler and retailer of crop inputs. Corporate and Other primarily represents the non-consolidated wheat milling and packaged food joint ventures, as well as the business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of the Company’s business activities are highly seasonal and operating results will vary throughout the year. Historically, the Company’s income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in the Ag segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in the Ag segment, the grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. The Company’s Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While the Company’s revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of the Company’s business operations are conducted through companies in which it holds ownership interests of 50% or less and does not control the operations. The Company accounts for these investments primarily using the equity method of accounting, wherein the Company records its proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in its Consolidated Statements of Operations. In the Ag segment, this principally includes the Company’s 50% ownership in TEMCO. In Corporate and Other, these investments principally include the Company’s 50% ownership in Ventura Foods and its 24% ownership in Horizon Milling and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the years ended August 31, 2012, 2011 and 2010 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2012:
Revenues	$12,816,542	$28,181,445	$68,882	$(467,583)	$40,599,286
Cost of goods sold	11,514,463	27,544,040	(2,777)	(467,583)	38,588,143
Gross profit	1,302,079	637,405	71,659	—	2,011,143
Marketing, general and administrative	155,786	273,757	68,690		498,233
Operating earnings	1,146,293	363,648	2,969	—	1,512,910
Loss on investments	4,008	1,049	408		5,465
Interest, net	122,302	57,915	13,046		193,263
Equity income from investments	(7,537)	(22,737)	(72,115)		(102,389)
Income before income taxes	$1,027,520	$327,421	$61,630	$—	$1,416,571
Intersegment revenues	$(467,583)			$467,583	$—
Goodwill	$1,165	$73,630	$6,898		$81,693
Capital expenditures	$294,560	$168,825	$5,226		$468,611
Depreciation and amortization	$109,496	$92,538	$17,598		$219,632
Total identifiable assets at August 31, 2012	$3,684,571	$6,816,809	$2,921,771		$13,423,151
For the year ended August 31, 2011:
Revenues	$11,467,381	$25,767,033	$64,809	$(383,389)	$36,915,834
Cost of goods sold	10,694,687	25,204,301	(2,611)	(383,389)	35,512,988
Gross profit	772,694	562,732	67,420	—	1,402,846
Marketing, general and administrative	142,708	229,369	66,421		438,498
Operating earnings (losses)	629,986	333,363	999	—	964,348
Loss (gain) on investments	1,027	(118,344)	(9,412)		(126,729)
Interest, net	5,829	57,438	11,568		74,835
Equity income from investments	(6,802)	(40,482)	(84,130)		(131,414)
Income before income taxes	$629,932	$434,751	$82,973	$—	$1,147,656
Intersegment revenues	$(383,389)			$383,389	$—
Goodwill	$1,165	$18,346	$6,898		$26,409
Capital expenditures	$198,692	$107,866	$4,112		$310,670
Depreciation and amortization	$126,018	$79,231	$15,445		$220,694
Total identifiable assets at August 31, 2011	$3,883,205	$5,276,537	$3,057,268		$12,217,010
For the year ended August 31, 2010:
Revenues	$8,799,890	$16,715,055	$48,522	$(295,536)	$25,267,931
Cost of goods sold	8,437,504	16,258,679	(3,237)	(295,536)	24,397,410
Gross profit	362,386	456,376	51,759	—	870,521
Marketing, general and administrative	123,834	187,640	55,108		366,582
Operating earnings (losses)	238,552	268,736	(3,349)	—	503,939
Gain on investments	(269)	(421)	(28,743)		(29,433)
Interest, net	9,939	33,039	15,346		58,324
Equity income from investments	(5,554)	(31,248)	(71,985)		(108,787)
Income before income taxes	$234,436	$267,366	$82,033	$—	$583,835
Intersegment revenues	$(295,536)			$295,536	$—
Goodwill	$1,165	$14,975	$6,898		$23,038
Capital expenditures	$197,637	$122,468	$4,157		$324,262
Depreciation and amortization	$118,071	$69,170	$15,681		$202,922

The Company's international sales to geographic regions are presented by selling location. Given the Company's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

international expansion initiatives in fiscal 2012, the Company re-analyzed the way sales are reported by regions and believes that presenting sales by the location in which the sale originated is the most accurate depiction of the Company's international presence. As the Company had previously presented international sales based on the location to which the product was transported, all previous years have been updated to reflect the new methodology. International sales for the years ended August 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(Dollars in millions)
Asia	$290	$6	$31
Europe	1,064	277	119
U.S. Only	37,503	35,287	24,274
South America	1,444	1,066	593
	$40,301	$36,636	$25,017

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value measurements at August 31, 2012 and 2011 are as follows:

	2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,702,757		$1,702,757
Commodity and freight derivatives	$70,586	778,362		848,948
Foreign currency derivatives	957			957
Other assets	75,000			75,000
Total Assets	$146,543	$2,481,119		$2,627,662
Liabilities:
Commodity and freight derivatives	$150,049	$356,046		$506,095
Interest rate swap derivatives		544		544
Foreign currency derivatives	2,366			2,366
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$127,516	127,516
Total Liabilities	$152,415	$356,590	$127,516	$636,521

	2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,288,049		$1,288,049
Commodity and freight derivatives	$85,082	549,056		634,138
Foreign currency derivatives	1,508			1,508
Other assets	68,246			68,246
Total Assets	$154,836	$1,837,105		$1,991,941
Liabilities:
Commodity and freight derivatives	191,607	290,256		481,863
Interest rate swap derivatives		750		750
Total Liabilities	$191,607	$291,006		$482,613

Readily marketable inventories — The Company's readily marketable inventories primarily include its grain, oilseed, and minimally processed soy-based inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. The Company estimates the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in the Consolidated Statements of Operations as a component of cost of goods sold.
Commodity, freight and foreign currency derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The Company's forward commodity purchase and sales contracts, flat price or basis fixed derivative contracts, ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statements of Operations as a component of cost of goods sold.
Other assets — The Company's available-for-sale investments in common stock of other companies and Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in the Consolidated Statements of Operations as a component of marketing, general and administrative expenses.
Interest rate swap derivatives — Fair values of the Company's interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in the Consolidated Statements of Operations as a component of interest, net. Changes in the fair values of contracts designated as hedging instruments are deferred to accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheets and are amortized into earnings within interest, net over the term of the agreements.
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
Mandatorily redeemable noncontrolling interests — The fair value was calculated at inception by discounting each future redemption payment to its present value as of the balance sheet date. The Company's long-term borrowing rates were used as the discount rates for the present value calculations. The Company believes the discount rates that are used are commensurate with the risk inherent in the Company's cash flows. The inputs are significant unobservable inputs, and the liability is a nonrecurring fair value measurement classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation		Range
Item	August 31, 2012	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$127,516	Adjusted Black Scholes option pricing model	Forward crack spread margin on August 31 (a)	$13.77-$21.62 (16.15)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	86.11%
			Risk-free interest rate (d)	0.16-0.59% (0.38%)
			Expected life (years) (e)	1.00-5.00 (3.40)
Mandatorily redeemable noncontrolling interests	$334,707	Discounted cash flows	Own credit risk (f)	2.16-2.56% (2.40%)
(a) Represents forward crack spread margin quotes and management estimates based on future settlement dates
(b) Represents the minimum contractual threshold that would require settlement with the counterparties
(c) Represents quarterly adjusted volatility estimates derived from daily historical market data
(d) Represents yield curves for U.S. Treasury securities
(e) Represents the range in the number of years remaining related to each contingent payment
(f) Represents the range of company-specific risk adjustments commensurate with typical long-term borrowing rates available to the Company at inception of the contract

Valuation processes for level 3 measurements — Management is responsible for determining the fair value of the Company's level 3 financial instruments. Depending on the instrument, option pricing methods or present value methods are utilized, as indicated above. Inputs used in the option pricing models are based on quotes obtained from third party vendors as well as management estimates for periods in which quotes cannot be obtained. Each reporting period, management reviews the unobservable inputs provided by third-party vendors for reasonableness utilizing relevant information available to the Company. Management also takes into consideration current and expected market trends and compares the liability’s fair value to hypothetical payments using known historical market data to assess reasonableness of the resulting fair value.
Sensitivity analysis of level 3 measurements — The significant unobservable inputs that are susceptible to periodic fluctuations used in the fair value measurement of the accrued liability for contingent crack spread payments related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended August 31, 2012:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	Mandatorily redeemable noncontrolling interests
Balances, September 1, 2011	$—	$—
Purchases	105,188	328,676
Total losses included in cost of goods sold	22,328
Total losses included in interest, net		6,031
Balances, August 31, 2012	$127,516	$334,707

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

The Environmental Protection Agency passed a regulation that required the reduction of the benzene level in gasoline by January 1, 2011. As a result of this regulation, the Company’s refineries incurred capital expenditures to reduce the current gasoline benzene levels to meet the new regulated levels. The combined capital expenditures for benzene removal for the Company’s Laurel, Montana refinery and the NCRA refinery in McPherson, Kansas were approximately $95.0 million for the projects. Approximately $19.0 million and $43.0 million of expenditures were incurred during the fiscal years ended August 31, 2011 and 2010, respectively. Both refineries were producing gasoline within the regulated benzene levels as of January 2011.

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

Grain Storage

As of August 31, 2012 and 2011, the Company stored grain for third parties totaling $441.3 million and $408.8 million, respectively. Such stored commodities and products are not the property of the Company and therefore are not included in the Company’s inventories.

Guarantees

The Company is a guarantor for lines of credit and performance obligations of related companies. The Company’s bank covenants allow maximum guarantees of $500.0 million, of which $16.3 million was outstanding on August 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has collateral for a portion of these contingent obligations. The Company has not recorded a liability related to the contingent obligations as it does not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2012.

Credit Commitments

CHS Capital has commitments to extend credit to customers as long as there is no violation of any condition established in the contracts. As of August 31, 2012, CHS Capital’s customers have additional available credit of $841.3 million.

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

Total rental expense for all operating leases, net of sublease income, was $74.6 million, $66.2 million and $64.3 million for the years ended August 31, 2012, 2011 and 2010, respectively. Sublease income totaled $1.6 million, $2.0 million and $1.4 million for the years ended August 31, 2012, 2011 and 2010, respectively.

Minimum future lease payments, required under noncancelable operating leases as of August 31, 2012 are as follows:

	Rail Cars	Vehicles	Equipment and Other	Total
	(Dollars in thousands)
2013	$13,307	$20,885	$14,767	$48,959
2014	10,452	16,425	12,368	39,245
2015	9,500	13,233	11,045	33,778
2016	8,401	12,894	9,783	31,078
2017	7,388	8,426	8,401	24,215
Thereafter	8,050	2,415	15,269	25,734
Total minimum future lease payments	$57,098	$74,278	$71,633	$203,009

Purchase Obligations

As of August 31, 2012 and 2011, the Company has purchase obligations of $6.3 billion and $5.0 billion, respectively, which are not recorded on the Consolidated Balance Sheets. Such purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Minimum future payments required under noncancelable purchase obligations as of August 31, 2012 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$568,522	$63,778	$132,222	$117,311	$255,211
Other contractual obligations	5,701,737	5,657,100	31,837	9,777	3,023
Total purchase obligations	$6,270,259	$5,720,878	$164,059	$127,088	$258,234

Long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements. The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at August 31, 2012 is $479.5 million. Total payments under these arrangements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were $47.8 million, $60.8 million and $16.9 million for the years ended August 31, 2012, 2011 and 2010, respectively.

Note 14        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$155,888	$73,557	$65,400
Income taxes	27,671	1,046	15,899
Other significant noncash investing and financing transactions:
Capital equity certificates exchanged for Preferred Stock			36,674
Capital equity certificates cancelled for fiscal 2009 patronage losses in wholesale crop nutrients			60,154
Capital equity certificates issued in exchange for Ag acquisitions	29,155	6,453	616
Accrual of dividends and equities payable	(578,809)	(400,216)	(210,435)

Note 15        Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2012, 2011 and 2010, respectively, and balances as of August 31, 2012 and 2011, respectively, are as follows:

	2012	2011	2010
	(Dollars in thousands)
Sales	$2,185,348	$3,004,303	$2,276,682
Purchases	1,143,285	1,461,391	961,062

	2012	2011
	(Dollars in thousands)
Receivables	$51,716	$51,831
Payables	60,659	29,398

The related party transactions were primarily with TEMCO, Horizon Milling, United Harvest and Ventura Foods.

Note 16        Comprehensive Income

The components of comprehensive income, net of taxes, for the years ended August 31, 2012, 2011 and 2010 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
	(Dollars in thousands)
Net income including noncontrolling interests	$1,335,719	$1,061,028	$535,397
Pension and other postretirement, net of tax (benefit) expense of $(21,710), $17,776 and $(30,847) in 2012, 2011 and 2010, respectively	(38,216)	28,001	(47,667)
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $199, $455 and $(477) in 2012, 2011 and 2010, respectively	355	716	(750)
Treasury locks and swaps, net of tax expense (benefit) of $449, $(2,180) and $227 in 2012, 2011 and 2010, respectively	586	(3,424)	356
Energy derivative instruments qualified for hedge accounting, net of tax expense (benefit) of $1,540 and $(1,540) in 2011 and 2010, respectively		2,419	(2,419)
Foreign currency translation adjustment, net of tax (benefit) expense of $(3,699), $2,842 and $(791) in 2012, 2011 and 2010, respectively	(5,855)	4,464	(1,242)
Other comprehensive (loss) income	(43,130)	32,176	(51,722)
Total comprehensive income, including noncontrolling interests	1,292,589	1,093,204	483,675
Comprehensive income attributable to noncontrolling interests	75,091	101,458	30,513
Comprehensive income attributable to CHS Inc.	$1,217,498	$991,746	$453,162

The components of accumulated other comprehensive loss, net of taxes, as of August 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in thousands)
Pension and other postretirement, net of tax benefit of $(145,031) and $(123,321) in 2012 and 2011, respectively	$(228,727)	$(190,511)
Unrealized net gain on available for sale investments, net of tax expense of $858 and $659 in 2012 and 2011, respectively	1,391	1,036
Treasury locks and swaps, net of tax benefit of $(2,347) and $(2,796) in 2012 and 2011, respectively	(3,806)	(4,392)
Foreign currency translation adjustment, net of tax (benefit) expense of $(891) and $2,808 in 2012 and 2011, respectively	(1,445)	4,410
Accumulated other comprehensive loss, including noncontrolling interests	(232,587)	(189,457)
Accumulated other comprehensive loss attributable to noncontrolling interests		(14,581)
Accumulated other comprehensive loss attributable to CHS Inc.	$(232,587)	$(174,876)

Note 17        Acquisitions

NCRA:
On November 29, 2011, the CHS Board of Directors approved a stock transfer agreement, dated as of November 29, 2011, between the Company and GROWMARK, Inc. (Growmark), and a stock transfer agreement, dated as of November 29, 2011, between the Company and MFA Oil Company (MFA). Pursuant to these agreements, the Company will acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.571% of NCRA’s outstanding capital stock. Prior to the first closing, the Company owned the remaining approximately 74.429% of NCRA’s outstanding capital stock as of August 31, 2012 and accordingly, upon completion of the acquisitions contemplated by these agreements, NCRA will be a wholly-owned subsidiary. With the first closing in September 2012, the Company's ownership increased to 79.2%.
Pursuant to the agreement with Growmark, the Company will acquire stock representing approximately 18.616% of NCRA’s outstanding capital stock in four separate closings to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which will be paid at each of the first three closings, and $111.4 million of which will be paid at the final closing). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pursuant to the agreement with MFA, the Company will acquire stock representing approximately 6.955% of NCRA’s outstanding capital stock in four separate closings to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which will be paid at each of the first three closings, and $41.6 million of which will be paid at the final closing). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.
As all conditions associated with the purchase have been met, the Company has accounted for this transaction as a forward purchase contract which required recognition in the first quarter of fiscal 2012 in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). As a result, the Company is no longer including the noncontrolling interests related to NCRA as a component of equity. Instead, the Company recorded the present value of the future payments to be made to Growmark and MFA as a liability on its Consolidated Balance Sheet as of November 30, 2011. The liability as of August 31, 2012 was $334.7 million, including interest accretion of $6.0 million. Noncontrolling interests in the amount of $337.1 million was reclassified and an additional adjustment to equity in the amount of $96.7 million was recorded as a result of the transaction. The equity adjustment included the initial fair value of the crack spread contingent payments of $105.2 million. The fair value of the liability associated with the crack spread contingent payments was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. As of August 31, 2012, the fair value of the crack spread contingent payment was $127.5 million and is included on the Company's Consolidated Balance Sheet in other liabilities with changes of $22.3 million included as an increase in cost of goods sold in the Company's Consolidated Statements of Operations during the year ended August 31, 2012. The portion of NCRA earnings attributable to Growmark and MFA for the first quarter of fiscal 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, in accordance with ASC 480, earnings are no longer attributable to the noncontrolling interests and patronage earned by Growmark and MFA is included as interest, net in the Consolidated Statements of Operations. During the year ended August 31, 2012, $107.2 million was included in interest for the patronage earned.

Solbar:
On February 9, 2012, the Company completed the acquisition of Solbar Industries Ltd., an Israeli company (Solbar), included in its Ag segment. Effective upon the closing of the merger, each outstanding share of Solbar was converted into the right to receive $4.00 in cash, without interest, and each outstanding Solbar stock option was terminated in exchange for a cash payment in an amount per share equal to the difference between the applicable exercise price per share and $4.00, for total consideration paid of $128.7 million, net of cash acquired of $6.6 million. Solbar provides soy protein ingredients to manufacturers in the meat, vegetarian, beverage, bars and crisps, confectionary, bakery, and pharmaceutical manufacturing markets. This acquisition deepens the Company's presence in the value-added soy protein market. The fair market value of net assets was determined by market valuation reports using Level 3 inputs. Allocation of purchase price for this transaction resulted in goodwill of $39.8 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $23.3 million. As this acquisition is not material, proforma results of operations are not presented. Solbar and its subsidiaries operate primarily in the countries of Israel, China and the U.S. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on the Company's consolidated results of operations. Purchase accounting has been finalized and fair values assigned to the net assets acquired were as follows:

(Dollars in thousands)
Current assets	$74,240
Investments	961
Property, plant and equipment	71,324
Goodwill	39,794
Definite-lived intangible assets	23,306
Current liabilities	(63,417)
Long-term debt	(15,849)
Other liabilities	(1,694)
Total net assets acquired	$128,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Creston:
In November 2011, the Company acquired an oilseed crushing facility in Creston, Iowa for $32.3 million.