Form 10-Q
period 2012-11-30
CHS INC
filed 2013-01-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2012.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.

ITEM 1.     FINANCIAL STATEMENTS
CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2012	August 31, 2012	November 30, 2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,159,601	$314,029	$1,795,561
Receivables	3,581,470	3,590,742	2,759,759
Inventories	3,641,744	3,203,972	3,013,342
Derivative assets	391,467	849,905	402,321
Margin deposits	544,506	1,138,535	272,352
Other current assets	639,042	347,970	376,891
Total current assets	9,957,830	9,445,153	8,620,226
Investments	682,021	673,388	585,565
Property, plant and equipment	2,892,446	2,786,324	2,503,740
Other assets	475,900	518,286	427,158
Total assets	$14,008,197	$13,423,151	$12,136,689
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$876,846	$803,622	$645,515
Current portion of long-term debt	95,791	108,211	92,133
Current portion of mandatorily redeemable noncontrolling interest	64,862	65,981	64,906
Customer margin deposits and credit balances	395,910	808,047	304,419
Customer advance payments	767,460	685,520	557,398
Checks and drafts outstanding	241,578	205,060	155,656
Accounts payable	3,144,314	2,355,847	2,612,963
Derivative liabilities	280,877	509,005	301,437
Accrued expenses	409,750	476,589	442,138
Dividends and equities payable	719,431	578,809	561,968
Total current liabilities	6,996,819	6,596,691	5,738,533
Long-term debt	1,298,124	1,332,142	1,383,543
Mandatorily redeemable noncontrolling interest	205,513	268,726	263,770
Other liabilities	822,702	752,269	666,595
Commitments and contingencies
Equities:
Equity certificates	3,075,909	3,109,616	2,652,974
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(232,342)	(232,587)	(194,230)
Capital reserves	1,500,802	1,258,944	1,293,033
Total CHS Inc. equities	4,663,737	4,455,341	4,071,145
Noncontrolling interests	21,302	17,982	13,103
Total equities	4,685,039	4,473,323	4,084,248
Total liabilities and equities	$14,008,197	$13,423,151	$12,136,689

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2012	2011
	(Dollars in thousands)
Revenues	$11,709,938	$9,734,159
Cost of goods sold	11,164,420	9,094,152
Gross profit	545,518	640,007
Marketing, general and administrative	124,482	112,520
Operating earnings	421,036	527,487
Gain on investments		(38)
Interest, net	67,210	20,807
Equity income from investments	(28,072)	(24,129)
Income before income taxes	381,898	530,847
Income taxes	36,017	41,965
Net income	345,881	488,882
Net income attributable to noncontrolling interests	2,174	72,674
Net income attributable to CHS Inc.	$343,707	$416,208

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30,
	2012	2011
	(Dollars in thousands)
Net income	$345,881	$488,882
Other comprehensive income (loss), net of tax:
Amortization of unrecognized pension and postretirement costs, net of tax expense of $20 and $2, respectively	33	13
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $7 and $(37), respectively	12	(198)
Cash flow hedges, net of tax expense of $91 and $43, respectively	147	230
Foreign currency translation adjustment, net of tax expense (benefit) of $34 and $(908), respectively	53	(4,818)
Other comprehensive income (loss), net of tax	245	(4,773)
Comprehensive income	346,126	484,109
Less: comprehensive income attributable to noncontrolling interests	2,174	72,674
Comprehensive income attributable to CHS Inc.	$343,952	$411,435

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$345,881	$488,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,461	51,645
Amortization of deferred major repair costs	7,390	7,878
Income from equity investments	(28,072)	(24,129)
Distributions from equity investments	29,647	40,961
Noncash patronage dividends received	(968)	(108)
Gain on sale of property, plant and equipment	(700)	(915)
Gain on investments		(38)
Unrealized loss on crack spread contingent liability	43,105
Deferred taxes	902	972
Other, net	1,230	179
Changes in operating assets and liabilities, net of acquisitions:
Receivables	115,002	238,487
Inventories	(422,653)	(227,824)
Derivative assets	469,507	233,885
Margin deposits	608,169	810,149
Other current assets and other assets	(287,837)	(53,858)
Customer margin deposits and credit balances	(413,003)	(447,450)
Customer advance payments	73,550	(45,000)
Accounts payable and accrued expenses	705,760	249,411
Derivative liabilities	(238,789)	(181,216)
Other liabilities	20,820	15,561
Net cash provided by operating activities	1,086,402	1,157,472
Cash flows from investing activities:
Acquisition of property, plant and equipment	(138,083)	(98,901)
Proceeds from disposition of property, plant and equipment	1,190	1,497
Expenditures for major repairs	(3,852)	(16,570)
Investments in joint ventures and other	(7,718)	(3,220)
Investments redeemed	19	49
Changes in notes receivable	(74,220)	31,506
Business acquisitions, net of cash acquired	(8,074)	(32,346)
Other investing activities, net	(87)	1,404
Net cash used in investing activities	(230,825)	(116,581)
Cash flows from financing activities:
Changes in notes payable	73,224	(70,753)
Principal payments on long-term debt	(46,481)	(39,157)
Mandatorily redeemable noncontrolling interest payments	(65,981)
Payments for bank fees		(12,390)
Changes in checks and drafts outstanding	36,518	(41,626)
Distributions to noncontrolling interests		(5,779)
Preferred stock dividends paid	(6,136)	(6,136)
Retirements of equities	(2,378)	(2,447)
Other financing activities, net	1,114	(2)
Net cash used in financing activities	(10,120)	(178,290)
Effect of exchange rate changes on cash and cash equivalents	115	(4,725)
Net increase in cash and cash equivalents	845,572	857,876
Cash and cash equivalents at beginning of period	314,029	937,685
Cash and cash equivalents at end of period	$1,159,601	$1,795,561

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1        Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of November 30, 2012 and 2011, the Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2012 and 2011, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and 2011, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2012, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2012, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 became effective for us during the three months ended November 30, 2012. The required disclosures of these updates are included in our Consolidated Statements of Comprehensive Income.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of immaterial amounts of interest rate swap contracts which were accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 9, Fair Value Measurements.

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

As of November 30, 2012, August 31, 2012 and November 30, 2011, we had the following outstanding purchase and sales contracts:

	November 30, 2012		August 31, 2012		November 30, 2011
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	674,866	1,018,510	722,895	1,074,535	573,239	825,374
Energy products - barrels	7,483	19,817	9,047	19,561	8,687	13,338
Soy products - tons	21	360	15	215	14	285
Crop nutrients - tons	1,270	1,428	600	725	829	1,122
Ocean and barge freight - metric tons	1,288	210	1,018	183	1,101	341

As of November 30, 2012, August 31, 2012 and November 30, 2011, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	November 30, 2012	August 31, 2012	November 30, 2011
		(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$632,544	$1,070,800	$641,890
Foreign exchange derivatives	3,140	978	15
	$635,684	$1,071,778	$641,905
Derivative Liabilities:
Commodity and freight derivatives	$518,377	$727,946	$540,426
Foreign exchange derivatives	6,234	2,388
Interest rate derivatives	483	544	595
	$525,094	$730,878	$541,021

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011.

	Location of Gain (Loss)	2012	2011
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$(328,284)	$(50,933)
Foreign exchange derivatives	Cost of goods sold	(1,685)	686
Interest rate derivatives	Interest, net	(9)
		$(329,978)	$(50,247)

Goodwill and Other Intangible Assets

Goodwill was $82.9 million, $81.7 million and $26.2 million on November 30, 2012, August 31, 2012 and November 30, 2011, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $81.7 million, $100.6 million and $75.3 million on November 30, 2012, August 31, 2012 and November 30, 2011, respectively. Accumulated amortization was $38.2 million, $55.7 million and $45.1 million as of November 30, 2012, August 31, 2012 and November 30, 2011, respectively. Intangible assets acquired were $1.0 million during the three-month period ended November 30, 2012. No intangible assets were acquired during the three-month period ended November 30, 2011. Total amortization expense for intangible assets during the three-month periods ended November 30, 2012 and 2011, was $2.5 million and $2.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$10,666
Year 2	7,078
Year 3	6,134
Year 4	5,875
Year 5	4,537
Thereafter	9,176
$43,466

In our Energy segment, major maintenance activities (turnarounds) at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. The amortization expense related to turnaround costs are included in cost of goods sold in the Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

For the three months ended November 30, 2012 and 2011, major repairs turnaround expenditures were $3.9 million and $16.6 million, respectively. During the three months ended November 30, 2011, our Laurel Montana refinery completed a turnaround.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance became effective for us during the three months ended November 30, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2        Receivables

	November 30, 2012	August 31, 2012	November 30, 2011
	(Dollars in thousands)
Trade accounts receivable	$2,634,587	$2,817,817	$2,028,765
CHS Capital notes receivable	682,910	606,514	572,757
Other	380,392	278,196	279,601
	3,697,889	3,702,527	2,881,123
Less allowances and reserves	116,419	111,785	121,364
	$3,581,470	$3,590,742	$2,759,759

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.

CHS Capital, our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $125.7 million, $164.8 million and $114.5 million at November 30, 2012, August 31, 2012 and November 30, 2011, respectively, which are included in other assets on our Consolidated Balance Sheets. As of November 30, 2012, August 31, 2012 and November 30, 2011 the commercial notes represented 80%, 74% and 86%, respectively, and the producer notes represented 20%, 26% and 14%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of November 30, 2012, CHS Capital's customers have additional available credit of $836.8 million.

Note 3        Inventories

	November 30, 2012	August 31, 2012	November 30, 2011
	(Dollars in thousands)
Grain and oilseed	$2,089,348	$1,625,865	$1,375,456
Energy	668,990	701,348	799,061
Crop nutrients	331,666	401,655	395,551
Feed and farm supplies	440,050	384,178	384,804
Processed grain and oilseed	100,059	76,892	47,492
Other	11,631	14,034	10,978
	$3,641,744	$3,203,972	$3,013,342

As of November 30, 2012, we valued approximately 10% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (11% and 13% as of August 31, 2012 and November 30, 2011, respectively). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $518.5 million, $566.6 million and $577.9 million at November 30, 2012, August 31, 2012 and November 30, 2011, respectively.

Note 4        Investments

As of August 31, 2012, we owned 74.5% of NCRA. During fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. (Growmark) and MFA Oil Company (MFA) in separate closings to be held annually through fiscal 2015. Pursuant to this agreement, we made the first payments during the first quarter of fiscal 2013 to Growmark and MFA in the amounts of $48.0 million and $18.0 million respectively; increasing our ownership to 79.2%. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balances Sheets.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of November 30, 2012, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of November 30, 2012, August 31, 2012 and November 30, 2011, and statements of operations for the three months ended November 30, 2012 and 2011:

	November 30, 2012	August 31, 2012	November 30, 2011
	(Dollars in thousands)
Current assets	$575,137	$574,925	$595,727
Non-current assets	464,028	459,070	460,204
Current liabilities	200,357	197,251	235,469
Non-current liabilities	277,943	277,760	291,816

	For the Three Months Ended November 30,
	2012	2011
	(Dollars in thousands)
Net sales	$651,487	$665,583
Gross profit	62,123	56,051
Net earnings	20,728	15,102
Earnings attributable to CHS Inc.	10,364	7,551

Note 5        Notes Payable and Long-Term Debt

	November 30, 2012	August 31, 2012	November 30, 2011

Notes payable	$274,960	$269,783	$124,498
CHS Capital notes payable	601,886	533,839	521,017
	$876,846	$803,622	$645,515

On November 30, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. We had no amounts outstanding as of November 30, 2012, August 31, 2012 and November 30, 2011.

Interest, net for the three months ended November 30, 2012 and 2011 is as follows:

	For the Three Months Ended November 30.
	2012	2011
Interest expense	$24,436	$23,307
Interest-purchase of NCRA noncontrolling interests	46,696
Capitalized interest	(2,902)	(1,806)
Interest income	(1,020)	(694)
Interest, net	$67,210	$20,807

Note 6        Equities

Changes in equities for the three months ended November 30, 2012 and 2011 are as follows:

	Fiscal 2013	Fiscal 2012
	(Dollars in thousands)
CHS Inc. balances, September 1, 2012 and 2011	$4,455,341	$3,915,592
Net income attributable to CHS Inc.	343,707	416,208
Other comprehensive income (loss)	245	(4,773)
Equities retired	(2,378)	(2,447)
Equity retirements accrued	2,378	2,447
Equities issued in business combinations	14,240	11,509
Preferred stock dividends	(6,136)	(6,136)
Preferred stock dividends accrued	4,091	4,091
Accrued dividends and equities payable	(147,091)	(168,291)
Purchase of noncontrolling interests		(96,720)
Other, net	(660)	(335)
CHS Inc. balances, November 30, 2012 and 2011	$4,663,737	$4,071,145

Noncontrolling interests balances, September 1, 2012 and 2011	$17,982	$349,728
Net income attributable to noncontrolling interests	2,174	72,674
Distributions to noncontrolling interests		(5,779)
Distributions accrued		5,544
Accrued dividends and equities payable		(71,740)
Purchase of noncontrolling interests		(337,145)
Other	1,146	(179)
Noncontrolling interests balances, November 30, 2012 and 2011	$21,302	$13,103

The following table presents the effects of changes in our NCRA ownership interest on CHS equities for the three months ended November 30, 2012 and 2011:

	For the Three Months Ended November 30,
	2012	2011
	(Dollars in thousands)
Net income attributable to CHS Inc.	$343,707	$416,208
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests		(82,138)
Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$343,707	$334,070

Note 7        Benefit Plans

Employee benefits information for the three months ended November 30, 2012 and 2011 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Components of net periodic benefit costs for the three months ended November 30, 2012 and 2011 is as follows:
Service cost	$7,216	$6,502	$165	$172	$633	$510
Interest cost	6,505	5,935	323	348	616	636
Expected return on assets	(11,956)	(10,024)
Prior service cost (credit) amortization	399	458	57	57	(4)	(26)
Actuarial loss amortization	5,231	3,732	211	112	223	207
Transition amount amortization					175	234
Net periodic benefit cost	$7,395	$6,603	$756	$689	$1,643	$1,561

Employer Contributions:

Total contributions to be made during fiscal 2013, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2012, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a contribution for our benefit plans in fiscal 2013.

Note 8        Segment Reporting

We have aligned our segments based on an assessment of how our businesses are operated and the products and services they sell.

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Historically, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag segment, the grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling, LLC and Horizon Milling G.P.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2012 and 2011 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the Three Months Ended November 30, 2012:
Revenues	$3,324,228	$8,501,741	$17,575	$(133,606)	$11,709,938
Cost of goods sold	2,990,842	8,308,115	(931)	(133,606)	11,164,420
Gross profit	333,386	193,626	18,506	—	545,518
Marketing, general and administrative	36,471	70,987	17,024		124,482
Operating earnings	296,915	122,639	1,482	—	421,036
Interest, net	45,783	18,212	3,215		67,210
Equity income from investments	(1,884)	(7,947)	(18,241)		(28,072)
Income before income taxes	$253,016	$112,374	$16,508	$—	$381,898
Intersegment revenues	$(133,606)			$133,606	$—
Goodwill	$1,165	$74,841	$6,898		$82,904
Capital expenditures	$90,400	$46,745	$938		$138,083
Depreciation and amortization	$28,283	$24,886	$4,292		$57,461
Total identifiable assets at November 30, 2012	$3,962,703	$7,489,379	$2,556,115		$14,008,197
For the Three Months Ended November 30, 2011:
Revenues	$3,396,974	$6,449,821	$17,494	$(130,130)	$9,734,159
Cost of goods sold	2,965,168	6,259,871	(757)	(130,130)	9,094,152
Gross profit	431,806	189,950	18,251	—	640,007
Marketing, general and administrative	32,903	61,843	17,774		112,520
Operating earnings	398,903	128,107	477	—	527,487
Gain on investments		(38)			(38)
Interest, net	3,502	13,914	3,391		20,807
Equity income from investments	(1,890)	(7,162)	(15,077)		(24,129)
Income before income taxes	$397,291	$121,393	$12,163	$—	$530,847
Intersegment revenues	$(130,130)			$130,130	$—
Goodwill	$1,165	$18,170	$6,898		$26,233
Capital expenditures	$59,716	$37,504	$1,681		$98,901
Depreciation and amortization	$26,429	$20,358	$4,858		$51,645
Total identifiable assets at November 30, 2011	$4,063,388	$5,359,783	$2,713,518		$12,136,689

Note 9        Fair Value Measurements

The following table presents assets and liabilities, included in our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Fair value measurements at November 30, 2012, August 31, 2012 and November 30, 2011 are as follows:

	November 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$2,186,328		$2,186,328
Commodity and freight derivatives	$47,254	341,387		388,641
Foreign currency derivatives	2,826			2,826
Other assets	75,873			75,873
Total Assets	$125,953	$2,527,715		$2,653,668
Liabilities:
Commodity and freight derivatives	$17,306	$261,010		$278,316
Interest rate swap derivatives		483		483
Foreign currency derivatives	2,077			2,077
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$170,621	170,621
Total Liabilities	$19,383	$261,493	$170,621	$451,497

	August 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,702,757		$1,702,757
Commodity and freight derivatives	$70,586	778,362		848,948
Foreign currency derivatives	957			957
Other assets	75,000			75,000
Total Assets	$146,543	$2,481,119		$2,627,662
Liabilities:
Commodity and freight derivatives	$150,049	$356,046		$506,095
Interest rate swap derivatives		544		544
Foreign currency derivatives	2,366			2,366
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$127,516	127,516
Total Liabilities	$152,415	$356,590	$127,516	$636,521

	November 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,423,083		$1,423,083
Commodity and freight derivatives	$147,915	254,406		402,321
Other assets	69,271			69,271
Total Assets	$217,186	$1,677,489		$1,894,675
Liabilities:
Commodity and freight derivatives	$18,583	$282,259		$300,842
Interest rate swap derivatives		595		595
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$105,188	105,188
Total Liabilities	$18,583	$282,854	$105,188	$406,625

Readily marketable inventories — Our readily marketable inventories primarily include grain, oilseed, and minimally processed soy-based inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. We estimate the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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
Other assets — Our available-for-sale investments in common stock of other companies and Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.
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

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation		Range
Item	November 30, 2012	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$170,621	Adjusted Black Scholes option pricing model	Adjusted forward crack spread margin on November 30 (a)	$24.07-$35.49 (27.82)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	84.58%
			Own credit risk (d)	0.80-2.80% (2.11%)
			Expected life (years) (e)	0.75-4.75 (3.15)
(a) Represents adjusted forward crack spread margin quotes and management estimates based on future settlement dates
(b) Represents the minimum contractual threshold that would require settlement with the counterparties
(c) Represents quarterly adjusted volatility estimates derived from daily historical market data
(d) Represents the range of company-specific risk adjustments commensurate with typical long-term borrowing rates available to us at measurement date
(e) Represents the range in the number of years remaining related to each contingent payment

Valuation processes for Level 3 measurements — Management is responsible for determining the fair value of our Level 3 financial instruments. Option pricing methods are utilized, as indicated above. Inputs used in the option pricing models are based on quotes obtained from third party vendors as well as management estimates for periods in which quotes cannot be obtained. Each reporting period, management reviews the unobservable inputs provided by third-party vendors for reasonableness utilizing relevant information available to us. Management also takes into consideration current and expected market trends and compares the liability’s fair value to hypothetical payments using known historical market data to assess reasonableness of the resulting fair value.
Sensitivity analysis of Level 3 measurements — The significant unobservable inputs that are susceptible to periodic fluctuations used in the fair value measurement of the accrued liability for contingent crack spread payments related to the purchase of noncontrolling interests are the adjusted forward crack spread margin and the expected volatility. Significant increases (decreases) in either of these inputs in isolation would result in a significantly higher (lower) fair value measurement.

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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended November 30, 2012:

Level 3 Liabilities
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
Balances, September 1, 2012	$127,516
Total losses included in cost of goods sold	43,105
Balances, November 30, 2012	$170,621

There were no significant transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 10        Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2012, our bank covenants allowed maximum guarantees of $500.0 million, of which $71.3 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of November 30, 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2012, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the three months ended November, 2012 and 2011

General.  We recorded income before income taxes of $381.9 million during the three months ended November 30, 2012 compared to $530.8 million during the three months ended November 30, 2011, a decrease of $148.9 million (28%). Operating results reflected decreased pretax earnings in our Energy segment and our Ag segment, partially offset by increased pretax earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $253.0 million for the three months ended November 30, 2012 compared to $397.3 million in the three months ended November 30, 2011, representing a decrease of $144.3 million (36%). During the three months ended November 30, 2012, we had a net loss on the mark-to-market for our refinery margin hedges of $42.3 million compared to a net gain of $113.0 million during the same period of the previous year. Without this impact, margins in our refined fuels would have improved. Earnings in our propane, transportation and renewable fuels marketing businesses improved, while our lubricants business experienced decreased earnings during the three months ended November 30, 2012, when compared to the same three-month period of the previous year.

Our Ag segment generated income before income taxes of $112.4 million for the three months ended November 30, 2012 compared to $121.4 million in the three months ended November 30, 2011, a decrease in earnings of $9.0 million (7%). Earnings from our wholesale crop nutrients business decreased $5.4 million for the three months ended November 30, 2012 compared with the three months ended November 30, 2011, primarily due to decreased margins. Our country operations earnings increased $4.3 million during the three months ended November 30, 2012, compared to the same three-month period of the previous year, primarily as a result of increased retail merchandise volumes and grain volumes. Our grain marketing earnings decreased by $14.8 million during the three months ended November 30, 2012 compared with the three months ended November 30, 2011, primarily as a result of decreased margins. Our processing and food ingredients businesses experienced an increase in earnings of $5.6 million for the three months ended November 30, 2012 compared to the same period of the previous year, primarily related to increased margins from our soybean crushing and refining businesses.

Corporate and Other generated income before income taxes of $16.5 million during the three months ended November 30, 2012 compared to $12.2 million during the three months ended November 30, 2011, an increase in earnings of $4.3 million (36%). Business solutions earnings increased $1.3 million during the three months ended November 30, 2012 compared with the three months ended November 30, 2011, which reflected increased loan volumes in our financial services business, partially offset by decreased volumes in our hedging activities. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $3.0 million during the three months ended November 30, 2012, compared to the same period of the previous year, primarily from improved margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, remained relatively flat for the three months ended November 30, 2012 compared to the same period of the previous year.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2012 was $343.7 million compared to $416.2 million for the three months ended November 30, 2011, which represents a $72.5 million (17%) decrease.

Revenues.  Consolidated revenues were $11.7 billion for the three months ended November 30, 2012 compared to $9.7 billion for the three months ended November 30, 2011, which represents a $2.0 billion (20%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $3.2 billion decreased by $76.2 million (2%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011. During the three months ended November 30, 2012 and 2011, our Energy segment recorded revenues from sales to our Ag segment of $133.6 million and $130.1 million, respectively, which are eliminated as part of the consolidation process. The net decrease of $76.2 million is comprised of a net decrease of $40.3 million related to lower prices and $35.9 million related to lower sales volumes. Refined fuels revenues increased $12.7 million (1%), of which $12.9 million was related to a net average selling price increase, partially offset by $0.1 million related to lower volumes, compared to the same period of the previous year. The sales price of refined fuels increased $0.02 per gallon, while volumes remained relatively flat. Propane revenues decreased $67.8 million (27%), which included $77.9 million related to a decrease in the net average selling price, partially offset by $10.1 million from a 4% increase in volumes, when compared to the same period of the previous year. The average selling price of propane decreased $0.46 per gallon (30%), when compared to the same period of the previous year. Renewable fuels marketing revenues decreased $27.2 million (7%), primarily from a decrease in the average selling price of $0.34 per gallon (12%), partially offset by a 6% increase in volumes, when compared with the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $8.5 billion increased $2.1 billion (32%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.

Grain revenues in our Ag segment totaled $6.5 billion and $4.7 billion during the three months ended November 30, 2012 and 2011, respectively. Of the grain revenues increase of $1.8 billion (38%), $1.2 billion is due to increased average grain selling prices and $557.6 million is due to a 12% net increase in volumes, during the three months ended November 30, 2012 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.09 per bushel (23%) over the three months ended November 30, 2011. Corn and soybeans had increased volumes, while wheat had decreased volumes compared to the three months ended November 30, 2011.

Our processing and food ingredients revenues in our Ag segment of $480.6 million increased $131.8 million (38%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The net increase in revenues is comprised of $73.9 million from an increase in the average selling price of our oilseed products and a net increase of $58.0 million related to increased volumes, including volumes from recent acquisitions, as compared to the three months ended November 30, 2011. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $756.4 million and $662.7 million during the three months ended November 30, 2012 and 2011, respectively. Of the wholesale crop nutrient revenues increase of $93.8 million (14%), $0.5 million was related to increased average fertilizer selling prices and $93.2 million was due to increased volumes during the three months ended November 30, 2012 compared to the same period of the previous year. The average sales price of all fertilizers sold was relatively flat, which reflected an increase of $0.37 per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 16% during the three months ended November 30, 2012 compared with the three months ended November 30, 2011.

Our Ag segment other product revenues, primarily feed and farm supplies, of $747.6 million increased by $78.3 million (12%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011, primarily the result of increased revenues in our country operations sales of retail crop nutrients, feed, crop protection and energy products, which includes additional volumes from acquisitions. Other revenues within our Ag segment of $59.2 million during the three months ended November 30, 2012 remained relatively flat compared to the same period of the previous year.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $11.2 billion for the three months ended November 30, 2012 compared to $9.1 billion for the three months ended November 30, 2011, which represents a $2.1 billion (23%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.9 billion increased by $22.2 million (1%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The increase in cost of goods sold is primarily due to an increase in the cost of goods sold for refined fuels products. Specifically, refined fuels cost of goods sold increased $93.8 million (5%), which reflects an increase in the average cost of refined fuels of $0.07 per gallon (2%) compared to the three months ended November 30, 2011, while volumes remained relatively flat. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries increased 6% compared to the three months ended November 30, 2011, which is reflected in the $0.07 per gallon increase in average cost of refined fuels. The increase in refined fuels cost of goods sold included a net loss on the mark-to-market of our refinery margin hedges of $42.3 million, compared to a net gain of $113.0 million in the same period of the previous fiscal year, and an increase in the contingent crack spread liability related to our purchase of the noncontrolling interests of NCRA of $43.1 million. The cost of propane decreased $69.1 million, which was reflected by an average cost decrease of $0.46 per gallon (31%), partially offset by a 4% increase in volumes, when compared to the three months ended November 30, 2011. Renewable fuels marketing costs decreased $29.9 million (8%), primarily from a decrease in the average cost of $0.36 per gallon (13%), partially offset by a 6% increase in volumes, when compared with the same period of the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $8.3 billion increased $2.0 billion (33%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011. Grain cost of goods sold in our Ag segment totaled $6.3 billion and $4.6 billion during the three months ended November 30, 2012 and 2011, respectively. The cost of grains and oilseed procured through our Ag segment increased $1.7 billion (37%) compared to the three months ended November 30, 2011. This is primarily the result of a $1.98 (22%) increase in the average cost per bushel, and a 12% net increase in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of soybeans, corn and spring wheat increased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $466.1 million increased $122.0 million (35%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011, which was primarily due to increases in the cost of soybeans purchased and higher volumes of oilseed refined products sold, which includes volumes from recent acquisitions.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $726.3 million and $631.4 million during the three months ended November 30, 2012 and 2011 respectively. The net increase of $95.0 million (15%) is comprised of a net increase in tons sold of 16%, partially offset by a decrease in the average cost per ton of fertilizer of $5 (1%), primarily relating to lower of cost or market adjustments, when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $65.2 million (12%) during the three months ended November 30, 2012 compared to the three months ended November 30, 2011, primarily the result of increased revenues in our country operations sales of retail crop nutrients, feed, crop protection and energy products, and includes additional volumes from acquisitions.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $124.5 million for the three months ended November 30, 2012 increased by $12.0 million (11%) compared to the three months ended November 30, 2011. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment.

Interest, net.  Net interest of $67.2 million for the three months ended November 30, 2012 increased $46.4 million compared to the three months ended November 30, 2011. Interest expense for the three months ended November 30, 2012 and 2011 was $71.1 million and $23.3 million, respectively. The increase in interest expense of $47.8 million is primarily due to interest accretion of $1.6 million related to the purchase of the NCRA noncontrolling interests and $45.0 million of patronage earned by the noncontrolling interests of NCRA. The increase in interest expense was also partially due to increased short-term borrowings during the three months ended November 30, 2012 compared to the same period of the previous year. The average level of short-term borrowings increased $64.5 million during the year ended November 30, 2012 compared to the same period of the previous year, of which $43.7 million related to CHS Capital activity. For the three months ended November 30, 2012 and 2011, we capitalized interest of $2.9 million and $1.8 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $1.0 million and $0.7 million for the three months ended November 30, 2012 and 2011, respectively.

Equity Income from Investments.  Equity income from investments of $28.1 million for the three months ended November 30, 2012 increased $3.9 million (16%) compared to the three months ended November 30, 2011. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings from investments in our Ag segment and Corporate and Other of $0.8 million and $3.2 million, respectively, while earnings from investments in our Energy segment remained relatively flat when compared to the same period of the previous year.

Our Ag segment generated increased equity investment earnings of $0.8 million. Our country operations business reported an aggregate increase in equity investment earnings of $2.4 million from several small equity investments.
We had a net decrease of $1.5 million from our share of equity investment earnings in our grain marketing joint ventures during the three months ended November 30, 2012 compared to the same period of the previous year.

Corporate and Other generated increased equity investment earnings of $3.2 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which increased $2.8 million compared to the three months ended November 30, 2011, as well as our wheat milling joint venture earnings, which also increased by $0.3 million compared to the three months ended November 30, 2011.

Income Taxes.  Income tax expense of $36.0 million for the three months ended November 30, 2012, compared with $42.0 million for the three months ended November 30, 2011, resulting in effective tax rates of 9.4% and 7.9%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.9% for the three months ended November 30, 2012 and 2011, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $2.2 million for the three months ended November 30, 2012 decreased by $70.5 million (97%) compared to the three months ended November 30, 2011. Beginning in the second quarter of fiscal 2012, earnings from NCRA are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On November 30, 2012, we had working capital, defined as current assets less current liabilities, of $2,961.0 million and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1.0 compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012. On November 30, 2011, we had working capital of $2,881.7 million and a current ratio of 1.5 to 1.0, compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011.

On November 30, 2012, August 31, 2012 and November 30, 2011, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of November 30, 2012, August 31, 2012 and November 30, 2011. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of November 30, 2012, we were in compliance with all covenants. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Our cash flows provided by operating activities were $1,086.4 million and $1,157.5 million for the three months ended November 30, 2012 and November 30, 2011, respectively. Cash flows were similar when comparing the two periods primarily from significant increases in cash inflows for net changes in operating assets and liabilities during the three months ended November 30, 2012 and 2011. Commodity prices decreased during the three months ended November 30, 2012 and 2011, and resulted in decreased working capital needs compared to August 31, 2012 and 2011, respectively.

Our operating activities provided net cash of $1,086.4 million during the three months ended November 30, 2012. Net income including noncontrolling interests of $345.9 million, net non-cash expenses and cash distributions from equity investments of $110.0 million and a decrease in net operating assets and liabilities of $630.5 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $64.9 million and the loss on the crack spread contingent liability of $43.1 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices resulting in a decrease in margin deposits and an increase in accounts payable, partially offset by a decrease in customer margin deposits and an increase in inventory quantities on November 30, 2012, when compared to August 31, 2012. On November 30, 2012, the per bushel market prices of two of our primary grain commodities, corn and soybeans, decreased by $0.50 (6%) and $3.26 (18%), respectively; while the per bushel market price of our third primary commodity, spring wheat, was relatively flat when compared to the spot prices on August 31, 2012. In general, crude oil market prices decreased $8 per barrel (8%) on November 30, 2012 when compared to August 31, 2012. On November 30, 2012, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 1% and 11%, depending on the specific products, with the exception of ammonia prices which increased 5% compared to prices on August 31, 2012. An increase in grain inventory quantities in our Ag segment of 30.5 million bushels (21%) partially offset the decreases in net operating assets and liabilities when comparing inventories at November 30, 2012 to August 31, 2012.

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

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2013, resulting in increased cash needs. Our second quarter has typically been the period of our highest short-term borrowings. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2013. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2013, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2012 and 2011, the net cash flows used in our investing activities totaled, $230.8 million and $116.6 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $138.1 million and $98.9 million for the three months ended November 30, 2012 and 2011, respectively.

Expenditures for major repairs related to our refinery turnarounds were $3.9 million and $16.6 million during the three months ended November 30, 2012 and 2011, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana refinery completed a turnaround during the three months ended November 30, 2011 and has a scheduled turnaround for maintenance for the spring of 2013.  We estimate total expenditures related to this turnaround to be approximately $50.0 million.

For the year ending August 31, 2013, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $750.0 million. Included in our expected capital expenditures for fiscal 2013, is $164.0 million for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $60.4 million of costs related to the coker project in fiscal 2012 and $28.5 million in the first quarter of fiscal 2013.

Cash acquisitions of businesses, net of cash acquired, totaled $8.1 million and $32.3 million during the three months ended November 30, 2012 and 2011, respectively. During the three months ended November 30, 2011, we acquired a crushing facility in Creston, Iowa, which is included in our Ag segment.

Investments made in joint ventures and other investments during the three months ended November 30, 2012 and 2011, totaled $7.7 million and $3.2 million, respectively.

Changes in notes receivable during the three months ended November 30, 2012 resulted in a net decrease in cash flows of $74.2 million compared to a net increase of $31.5 million during the three months ended November 30, 2011. The primary cause of the decrease in cash flows during fiscal 2013 was an increase in CHS Capital notes receivable on November 30, 2012 compared to August 31, 2012 of $53.4 million. During fiscal 2012, the primary cause of the increase in cash flows was a decrease in CHS Capital notes receivable on November 30, 2011 compared to August 31, 2011 of $68.0 million.

Cash Flows from Financing Activities

For the three months ended November 30, 2012 and 2011, the net cash flows used in our financing activities totaled $10.1 million and $178.3 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On November 30, 2012 and 2011, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS Agronegocio Industria e Comercio Ltda., have uncommitted lines of credit which are collateralized by $208.1 million of inventories and receivables at November 30, 2012. In addition, other international subsidiaries have lines of credit totaling $45.4 million outstanding at November 30, 2012, of which $18.0 million is collateralized. On November 30, 2012, August 31, 2012 and November 30, 2011, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $275.0, $269.8 million and $124.5 million.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On November 30, 2012, August 31, 2012 and November 30, 2011, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $300.0 million as of November 30, 2012, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.21% as of November 30, 2012. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $121.5 million as of November 30, 2012.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.03% to 2.96% as of November 30, 2012. As of November 30, 2012, the total funding commitment under these agreements was $257.4 million, of which $100.4 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $224.7 million as of November 30, 2012, of which $128.7 million was borrowed under these commitments with an interest rate of 1.67%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of November 30, 2012, and are due upon demand. Borrowings under these notes totaled $251.3 million as of November 30, 2012.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On November 30, 2012, we had total long-term debt outstanding of $1,393.9 million, of which $150.0 million was bank financing, $1,183.6 million was private placement debt and $60.3 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, has not changed significantly during the three months ended November 30, 2012. On August 31, 2012 and November 30, 2011, we had total long-term debt outstanding of $1,440.4 million and $1,475.7 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $26.2 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2012.

We did not have any new long-term borrowings during the three months ended November 30, 2012 and 2011. During the three months ended November 30, 2012 and 2011, we repaid long-term debt of $46.5 million and $39.2 million, respectively.

Other Financing:

During the three months ended November 30, 2012, pursuant to our agreement to acquire the remaining shares of NCRA, we made the first payments for the mandatorily redeemable noncontrolling interests to Growmark and MFA in the amounts of $48.0 million and $18.0 million, respectively; increasing our ownership to 79.2%.

Changes in checks and drafts outstanding resulted in an increase in cash flows of $36.5 million during the three months ended November 30, 2012, and a decrease in cash flows of $41.6 million during the three months ended November 30, 2011.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2012, are expected to be distributed during the three months ended February 28,
2013. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for nonindividual members, is expected to be approximately $378.7 million and is classified as a current liability on our November 30, 2012 and August 31, 2012 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2012, that will be distributed in fiscal 2013, to be approximately $196.0 million, of which $2.4 million was redeemed in cash during the three months ended November 30, 2012, compared to $2.4 million distributed in cash during the three months ended November 30, 2011.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On November 30, 2012, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our Preferred Stock during the three months ended November 30, 2012 and 2011, were $6.1 million and $6.1 million, respectively.

Our Preferred Stock is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the three months ended November 30, 2012.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2012, our bank covenants allowed maximum guarantees of $500.0 million, of which $71.3 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of November 30, 2012.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the three months ended November 30, 2012.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the three months ended November 30, 2012.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance became effective for us during the three months ended November 30, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2012, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2013.

CHS Inc.
(Registrant)

January 10, 2013	/s/ David A. Kastelic
David A. Kastelic
Executive Vice President and Chief
Financial Officer