Form 10-Q
period 2013-02-28
CHS INC
filed 2013-04-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2013.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013.

ITEM 1.     FINANCIAL STATEMENTS
CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2013	August 31, 2012	February 29, 2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$478,341	$314,029	$508,062
Receivables	3,264,759	3,590,742	2,669,618
Inventories	3,626,673	3,203,972	3,306,227
Derivative assets	288,473	849,905	208,270
Margin deposits	367,113	1,138,535	392,407
Other current assets	802,138	347,970	534,539
Total current assets	8,827,497	9,445,153	7,619,123
Investments	693,640	673,388	612,062
Property, plant and equipment	2,967,181	2,786,324	2,636,847
Other assets	464,883	518,286	498,963
Total assets	$12,953,201	$13,423,151	$11,366,995
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$858,496	$803,622	$636,071
Current portion of long-term debt	93,363	108,211	92,793
Current portion of mandatorily redeemable noncontrolling interest	65,227	65,981	65,265
Customer margin deposits and credit balances	279,052	808,047	254,448
Customer advance payments	1,292,887	685,520	905,781
Checks and drafts outstanding	208,807	205,060	190,333
Accounts payable	2,049,731	2,355,847	1,838,650
Derivative liabilities	217,270	509,005	296,242
Accrued expenses	527,364	476,589	439,766
Dividends and equities payable	266,180	578,809	203,724
Total current liabilities	5,858,377	6,596,691	4,923,073
Long-term debt	1,296,207	1,332,142	1,396,731
Mandatorily redeemable noncontrolling interest	206,788	268,726	265,424
Other liabilities	736,981	752,269	644,478
Commitments and contingencies
Equities:
Equity certificates	3,048,499	3,109,616	2,652,236
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(230,334)	(232,587)	(192,081)
Capital reserves	1,696,380	1,258,944	1,343,916
Total CHS Inc. equities	4,833,913	4,455,341	4,123,439
Noncontrolling interests	20,935	17,982	13,850
Total equities	4,854,848	4,473,323	4,137,289
Total liabilities and equities	$12,953,201	$13,423,151	$11,366,995

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Dollars in thousands)
Revenues	$9,882,378	$8,843,812	$21,592,316	$18,577,971
Cost of goods sold	9,411,731	8,612,235	20,576,151	17,706,387
Gross profit	470,647	231,577	1,016,165	871,584
Marketing, general and administrative	134,680	126,556	259,162	239,076
Operating earnings	335,967	105,021	757,003	632,508
Loss (gain) on investments	(45)	484	(45)	446
Interest, net	53,385	34,631	120,595	55,438
Equity income from investments	(16,760)	(19,952)	(44,832)	(44,081)
Income before income taxes	299,387	89,858	681,285	620,705
Income taxes	23,869	10,623	59,886	52,588
Net income	275,518	79,235	621,399	568,117
Net income attributable to noncontrolling interests	432	765	2,606	73,439
Net income attributable to CHS Inc.	$275,086	$78,470	$618,793	$494,678

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Dollars in thousands)
Net income	$275,518	$79,235	$621,399	$568,117
Other comprehensive income (loss), net of tax:
Pension and postretirement costs arising during period, net of tax benefit of $27, $125, $27, and $125, respectively	(43)	(193)	(43)	(193)
Amortization of unrecognized pension and postretirement costs, net of tax expense of $44, $11, $64 and $13, respectively	71	7	104	20
Unrealized net gain on available for sale investments, net of tax expense of $331, $353, $338, and $316, respectively	536	686	548	488
Cash flow hedges, net of tax expense of $261, $167, $352, and $210, respectively	424	94	571	324
Foreign currency translation adjustment, net of tax expense (benefit) of $629, $(1,206), $663 and $(2,114), respectively	1,021	1,556	1,074	(3,262)
Other comprehensive income (loss), net of tax	2,009	2,150	2,254	(2,623)
Comprehensive income	277,527	81,385	623,653	565,494
Less: comprehensive income attributable to noncontrolling interests	432	765	2,606	73,439
Comprehensive income attributable to CHS Inc.	$277,095	$80,620	$621,047	$492,055

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28, 2013	February 29, 2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$621,399	$568,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,912	104,732
Amortization of deferred major repair costs	14,779	18,044
Income from equity investments	(44,832)	(44,081)
Distributions from equity investments	39,492	50,769
Noncash patronage dividends received	(4,277)	(2,438)
Gain on sale of property, plant and equipment	(2,725)	(2,916)
(Gain) loss on investments	(45)	446
Unrealized loss (gain) on crack spread contingent liability	13,471	(4,185)
Deferred taxes	(315)	1,944
Other, net	293	438
Changes in operating assets and liabilities, net of acquisitions:
Receivables	308,386	393,142
Inventories	(404,607)	(466,016)
Derivative assets	575,432	428,996
Margin deposits	786,409	691,191
Other current assets and other assets	(444,051)	(205,241)
Customer margin deposits and credit balances	(529,860)	(497,420)
Customer advance payments	600,341	286,325
Accounts payable and accrued expenses	(280,425)	(509,292)
Derivative liabilities	(302,396)	(187,220)
Other liabilities	(33,321)	(19,500)
Net cash provided by operating activities	1,030,060	605,835
Cash flows from investing activities:
Acquisition of property, plant and equipment	(264,332)	(197,887)
Proceeds from disposition of property, plant and equipment	3,900	1,843
Expenditures for major repairs	(9,248)	(19,836)
Investments in joint ventures and other	(9,718)	(15,223)
Investments redeemed	3,132	2,599
Changes in notes receivable	46,963	42,423
Business acquisitions, net of cash acquired	(8,074)	(158,214)
Other investing activities, net	(397)	1,742
Net cash used in investing activities	(237,774)	(342,553)
Cash flows from financing activities:
Changes in notes payable	55,994	(146,687)
Principal payments on long-term debt	(50,871)	(39,865)
Mandatorily redeemable noncontrolling interest payments	(65,981)
Payments for bank fees		(12,390)
Changes in checks and drafts outstanding	2,755	(8,374)
Distributions to noncontrolling interests	(740)	(77,519)
Preferred stock dividends paid	(12,272)	(12,272)
Retirements of equities	(179,369)	(130,566)
Cash patronage dividends paid	(380,892)	(260,126)
Other financing activities, net	1,112	(17)
Net cash used in financing activities	(630,264)	(687,816)
Effect of exchange rate changes on cash and cash equivalents	2,290	(5,089)
Net increase (decrease) in cash and cash equivalents	164,312	(429,623)
Cash and cash equivalents at beginning of period	314,029	937,685
Cash and cash equivalents at end of period	$478,341	$508,062

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1        Accounting Policies

Basis of Presentation and Reclassifications

The unaudited Consolidated Balance Sheets as of February 28, 2013 and February 29, 2012, the Consolidated Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012, the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2013 and February 29, 2012, and the Consolidated Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2012, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 became effective for us during our fiscal 2013. The required disclosures of these updates are included in our Consolidated Statements of Comprehensive Income.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are economic hedges of forecasted debt issuances and were accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 9, Fair Value Measurements.

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

As of February 28, 2013, August 31, 2012 and February 29, 2012, we had the following outstanding purchase and sales contracts:

	February 28, 2013		August 31, 2012		February 29, 2012
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	605,309	906,758	722,895	1,074,535	550,564	803,266
Energy products - barrels	12,103	21,575	9,047	19,561	12,913	15,348
Soy products - tons	32	333	15	215	14	252
Crop nutrients - tons	1,553	2,128	600	725	1,461	1,703
Ocean and barge freight - metric tons	933	125	1,018	183	1,211	235

As of February 28, 2013, August 31, 2012 and February 29, 2012, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	February 28, 2013	August 31, 2012	February 29, 2012
Derivative Assets:
Commodity and freight derivatives	$485,219	$1,070,800	$456,153
Foreign exchange derivatives	15,500	978
	$500,719	$1,071,778	$456,153
Derivative Liabilities:
Commodity and freight derivatives	$428,866	$727,946	$543,470
Foreign exchange derivatives	691	2,388	72
Interest rate derivatives	418	544	586
	$429,975	$730,878	$544,128

As of February 28, 2013, August 31, 2012 and February 29, 2012, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

	February 28, 2013	August 31, 2012	February 29, 2012
Derivative Assets:
Interest rate swaps	$459

During the second quarter of fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that expire in fiscal 2014 with no amounts expected to be included in earnings during the next 12 months. As of February 28, 2013, August 31, 2012 and February 29, 2012, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

	February 28, 2013	August 31, 2012	February 29, 2012
Gains included in accumulated other comprehensive loss, net of tax expense of $0.2 million, $0 million and $0 million, respectively	$284

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain (Loss)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Commodity and freight derivatives	Cost of goods sold	$(102,006)	$(188,280)	$(430,290)	$(274,901)
Foreign exchange derivatives	Cost of goods sold	17,903	1,060	16,218	(4,384)
Interest rate derivatives	Interest, net	64		126
		$(84,039)	$(187,220)	$(413,946)	$(279,285)

Goodwill and Other Intangible Assets

Goodwill was $88.1 million, $81.7 million and $78.2 million on February 28, 2013, August 31, 2012 and February 29, 2012, respectively, and is included in other assets in our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $81.8 million, $100.6 million and $95.6 million on February 28, 2013, August 31, 2012 and February 29, 2012, respectively. Accumulated amortization was $40.5 million, $55.7 million and $47.8 million as of February 28, 2013, August 31, 2012 and February 29, 2012, respectively. Intangible assets acquired were $1.4 million during the six months ended February 28, 2013. Intangible assets of $20.3 million were acquired during the six months ended February 29, 2012, related to the acquisition of Solbar Industries Ltd. (Solbar). Total amortization expense for intangible assets during the six months ended February 28, 2013 and February 29, 2012, was $5.0 million and $5.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$10,286
Year 2	6,658
Year 3	6,026
Year 4	5,517
Year 5	3,799
Thereafter	8,971
$41,257

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

For the six months ended February 28, 2013 and February 29, 2012, major repairs turnaround expenditures were $9.2 million and $19.8 million, respectively. During the first quarter of fiscal 2012 our Laurel, Montana refinery completed a turnaround.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. These amendments are only disclosure related and will not have an impact on our financial position, results of operations, comprehensive income or cash flows. ASU No. 2013-02 will become effective for us in fiscal 2014.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities." ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2015.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters." The amendments in this ASU clarify the applicable guidance for the release of the cumulative translation adjustment under current accounting standards. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2015.

Note 2        Receivables

	February 28, 2013	August 31, 2012	February 29, 2012
Trade accounts receivable	$2,504,716	$2,817,817	$1,932,540
CHS Capital notes receivable	530,267	606,514	545,326
Other	346,695	278,196	302,510
	3,381,678	3,702,527	2,780,376
Less allowances and reserves	116,919	111,785	110,758
	$3,264,759	$3,590,742	$2,669,618

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.

CHS Capital, our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $120.2 million, $164.8 million and $109.8 million at February 28, 2013, August 31, 2012 and February 29, 2012, respectively, which are included in other assets on our Consolidated Balance Sheets. As of February 28, 2013, August 31, 2012 and February 29, 2012 the commercial notes represented 79%, 74% and 84%, respectively, and the producer notes represented 21%, 26% and 16%, respectively, of the total CHS Capital notes receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of February 28, 2013, CHS Capital's customers have additional available credit of $948.5 million.

Note 3        Inventories

	February 28, 2013	August 31, 2012	February 29, 2012
Grain and oilseed	$1,607,972	$1,625,865	$1,339,347
Energy	705,160	701,348	838,802
Crop nutrients	471,487	401,655	423,571
Feed and farm supplies	725,974	384,178	625,979
Processed grain and oilseed	94,667	76,892	67,629
Other	21,413	14,034	10,899
	$3,626,673	$3,203,972	$3,306,227

As of February 28, 2013, we valued approximately 14% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (11% and 16% as of August 31, 2012 and February 29, 2012, respectively). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $535.1 million, $566.6 million and $636.8 million at February 28, 2013, August 31, 2012 and February 29, 2012, respectively.

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

We have a 24% ownership in Horizon Milling, LLC and Horizon Milling G.P., flour milling joint ventures with Cargill Inc. (Cargill), which are included in Corporate and Other. On March 4, 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, with CHS holding a 12% interest. The transaction is expected to close in our fiscal 2014.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of February 28, 2013, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of February 28, 2013, August 31, 2012 and February 29, 2012, and statements of operations for the three and six months ended February 28, 2013 and February 29, 2012:

	February 28, 2013	August 31, 2012	February 29, 2012
Current assets	$555,455	$574,925	$572,810
Non-current assets	480,360	459,070	458,569
Current liabilities	237,901	197,251	207,345
Non-current liabilities	231,982	277,760	285,583

	For the Three Months Ended		For the Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$588,359	$599,330	$1,239,846	$1,264,913
Gross profit	60,348	59,700	122,471	115,751
Net earnings	21,469	22,210	42,197	37,312
Earnings attributable to CHS Inc.	10,735	11,105	21,099	18,656

Note 5        Notes Payable and Long-Term Debt

	February 28, 2013	August 31, 2012	February 29, 2012
Notes payable	$419,536	$269,783	$182,661
CHS Capital notes payable	438,960	533,839	453,410
	$858,496	$803,622	$636,071

On February 28, 2013, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. We had no amounts outstanding as of February 28, 2013, August 31, 2012 and February 29, 2012.

In March 2013, we issued $100 million of long-term notes with an interest rate of 4.71%, which matures in fiscal 2033. The carrying value of our long-term debt approximated its fair value, based on quoted market prices of similar debt (a Level 2 classification in the fair value hierarchy).

Interest, net for the three and six months ended February 28, 2013 and February 29, 2012 is as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest expense	$23,219	$22,187	$47,655	$45,494
Interest-purchase of NCRA noncontrolling interests	33,991	15,856	80,687	15,856
Capitalized interest	(2,694)	(1,903)	(5,596)	(3,709)
Interest income	(1,131)	(1,509)	(2,151)	(2,203)
Interest, net	$53,385	$34,631	$120,595	$55,438

Note 6        Equities

Changes in equities for the six months ended February 28, 2013 and February 29, 2012 are as follows:

	For the Six Months Ended
	February 28, 2013	February 29, 2012
CHS Inc. balances, September 1, 2012 and 2011	$4,455,341	$3,915,592
Net income attributable to CHS Inc.	618,793	494,678
Other comprehensive income (loss)	2,254	(2,623)
Patronage distribution	(975,732)	(674,702)
Patronage accrued	969,862	674,678
Equities retired	(179,369)	(130,566)
Equity retirements accrued	179,369	130,566
Equities issued in business combinations	18,236	19,550
Preferred stock dividends	(12,272)	(12,272)
Preferred stock dividends accrued	4,091	4,091
Accrued dividends and equities payable	(249,591)	(198,291)
Purchase of noncontrolling interests		(96,720)
Other, net	2,931	(542)
CHS Inc. balances, February 28, 2013 and February 29, 2012	$4,833,913	$4,123,439

Noncontrolling interests balances, September 1, 2012 and 2011	$17,982	$349,728
Net income attributable to noncontrolling interests	2,606	73,439
Distributions to noncontrolling interests	(740)	(77,519)
Distributions accrued		5,544
Purchase of noncontrolling interests		(337,145)
Other	1,087	(197)
Noncontrolling interests balances, February 28, 2013 and February 29, 2012	$20,935	$13,850

The following table presents the effects of changes in our NCRA ownership interest on CHS Inc. equities for the six months ended February 28, 2013 and February 29, 2012:

	For the Six Months Ended
	February 28, 2013	February 29, 2012
Net income attributable to CHS Inc.	$618,793	$494,678
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests		(82,138)
Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$618,793	$412,540

Note 7        Benefit Plans

Employee benefits information for the three and six months ended February 28, 2013 and February 29, 2012 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
Components of net periodic benefit costs for the three months ended February 28, 2013 and February 29, 2012 is as follows:
Service cost	$7,216	$6,501	$164	$(31)	$634	$511
Interest cost	6,501	5,909	324	348	616	637
Expected return on assets	(11,967)	(9,985)
Prior service cost (credit) amortization	400	458	57	57	(5)	(26)
Actuarial loss amortization	5,230	3,744	211	113	223	206
Transition amount amortization					174	234
Net periodic benefit cost	$7,380	$6,627	$756	$487	$1,642	$1,562
Components of net periodic benefit costs for the six months ended February 28, 2013 and February 29, 2012 is as follows:
Service cost	$14,432	$13,003	$329	$141	$1,267	$1,021
Interest cost	13,006	11,844	647	696	1,232	1,273
Expected return on assets	(23,923)	(20,009)
Prior service cost (credit) amortization	799	916	114	114	(9)	(52)
Actuarial loss amortization	10,461	7,476	422	225	446	413
Transition amount amortization					349	468
Net periodic benefit cost	$14,775	$13,230	$1,512	$1,176	$3,285	$3,123

Employer Contributions:

Total contributions to be made during fiscal 2013, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2013, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make contributions to our benefit plans in fiscal 2013, however, we may voluntarily elect to do so.

Note 8        Segment Reporting

We have aligned our business segments based on an assessment of how our businesses are operated and the products and services they sell.

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Historically, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag segment, our grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

Segment information for the three and six months ended February 28, 2013 and February 29, 2012 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2013:
Revenues	$2,815,736	$7,150,228	$19,371	$(102,957)	$9,882,378
Cost of goods sold	2,505,801	7,009,448	(561)	(102,957)	9,411,731
Gross profit	309,935	140,780	19,932	—	470,647
Marketing, general and administrative	41,183	74,401	19,096		134,680
Operating earnings	268,752	66,379	836	—	335,967
Gain on investments		(45)			(45)
Interest, net	32,388	17,826	3,171		53,385
Equity loss (income) from investments	2,155	(1,792)	(17,123)		(16,760)
Income before income taxes	$234,209	$50,390	$14,788	$—	$299,387
Intersegment revenues	$(102,957)			$102,957	$—
For the Three Months Ended February 29, 2012:
Revenues	$2,918,852	$6,008,402	$15,656	$(99,098)	$8,843,812
Cost of goods sold	2,821,733	5,890,328	(728)	(99,098)	8,612,235
Gross profit	97,119	118,074	16,384	—	231,577
Marketing, general and administrative	38,268	71,688	16,600		126,556
Operating earnings	58,851	46,386	(216)	—	105,021
Loss on investments		484			484
Interest, net	18,803	12,837	2,991		34,631
Equity income from investments	(2,053)	(3,088)	(14,811)		(19,952)
Income before income taxes	$42,101	$36,153	$11,604	$—	$89,858
Intersegment revenues	$(99,098)			$99,098	$—
For the Six Months Ended February 28, 2013:
Revenues	$6,139,964	$15,651,969	$36,946	$(236,563)	$21,592,316
Cost of goods sold	5,496,643	15,317,563	(1,492)	(236,563)	20,576,151
Gross profit	643,321	334,406	38,438	—	1,016,165
Marketing, general and administrative	77,654	145,388	36,120		259,162

Operating earnings	565,667	189,018	2,318	—	757,003
Loss on investments		(45)			(45)
Interest, net	78,171	36,038	6,386		120,595
Equity loss (income) from investments	271	(9,739)	(35,364)		(44,832)
Income before income taxes	$487,225	$162,764	$31,296	$—	$681,285
Intersegment revenues	$(236,563)			$236,563	$—
Goodwill	$1,165	$80,084	$6,898		$88,147
Capital expenditures	$173,669	$87,466	$3,197		$264,332
Depreciation and amortization	$57,256	$51,072	$8,584		$116,912
Total identifiable assets at February 28, 2013	$3,648,852	$7,493,776	$1,810,573		$12,953,201
For the Six Months Ended February 29, 2012:
Revenues	$6,315,826	$12,458,223	$33,150	$(229,228)	$18,577,971
Cost of goods sold	5,786,901	12,150,199	(1,485)	(229,228)	17,706,387
Gross profit	528,925	308,024	34,635	—	871,584
Marketing, general and administrative	71,171	133,531	34,374		239,076
Operating earnings	457,754	174,493	261	—	632,508
Loss on investments		446			446
Interest, net	22,305	26,751	6,382		55,438
Equity income from investments	(3,943)	(10,250)	(29,888)		(44,081)
Income before income taxes	$439,392	$157,546	$23,767	$—	$620,705
Intersegment revenues	$(229,228)			$229,228	$—
Goodwill	$1,165	$70,138	$6,898		$78,201
Capital expenditures	$126,200	$68,716	$2,971		$197,887
Depreciation and amortization	$53,031	$42,242	$9,459		$104,732
Total identifiable assets at February 29, 2012	$3,803,977	$5,694,095	$1,868,923		$11,366,995

Note 9        Fair Value Measurements

The following table presents assets and liabilities, included in our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Fair value measurements at February 28, 2013, August 31, 2012 and February 29, 2012 are as follows:

	February 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,697,214		$1,697,214
Commodity and freight derivatives	$29,346	243,171		272,517
Interest rate swaps		459		459
Foreign currency derivatives	15,497			15,497
Other assets	79,333			79,333
Total Assets	$124,176	$1,940,844		$2,065,020
Liabilities:
Commodity and freight derivatives	$15,661	$200,222		$215,883
Interest rate swap derivatives		418		418
Foreign currency derivatives	969			969
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$140,987	140,987
Total Liabilities	$16,630	$200,640	$140,987	$358,257

	August 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,702,757		$1,702,757
Commodity and freight derivatives	$70,586	778,362		848,948
Foreign currency derivatives	957			957
Other assets	75,000			75,000
Total Assets	$146,543	$2,481,119		$2,627,662
Liabilities:
Commodity and freight derivatives	$150,049	$356,046		$506,095
Interest rate swap derivatives		544		544
Foreign currency derivatives	2,366			2,366
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$127,516	127,516
Total Liabilities	$152,415	$356,590	$127,516	$636,521

	February 29, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,406,976		$1,406,976
Commodity and freight derivatives	$17,043	191,226		208,269
Other assets	74,537			74,537
Total Assets	$91,580	$1,598,202		$1,689,782
Liabilities:
Commodity and freight derivatives	$51,975	$243,609		$295,584
Interest rate swap derivatives		586		586
Foreign currency derivatives	72			72
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$101,003	101,003
Total Liabilities	$52,047	$244,195	$101,003	$397,245

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

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation		Range
Item	February 28, 2013	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$140,987	Adjusted Black Scholes option pricing model	Adjusted forward crack spread margin on February 28 (a)	$24.74-$39.23 (30.24)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	71.36%
			Own credit risk (d)	1.80-2.80% (2.42%)
			Expected life (years) (e)	0.50-4.51 (2.90)
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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended February 28, 2013 and February 29, 2012, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2013	2012
Balances, December 1, 2012 and 2011, respectively	$170,621	$105,188
Total (gains) losses included in cost of goods sold	(29,634)	(4,185)
Balances, February 28, 2013 and February 29, 2012, respectively	$140,987	$101,003

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended February 28, 2013 and February 29, 2012, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2013	2012
Balances, September 1, 2012 and 2011, respectively	$127,516	$—
Purchases		105,188
Total (gains) losses included in cost of goods sold	13,471	(4,185)
Balances, February 28, 2013 and February 29, 2012, respectively	$140,987	$101,003

There were no significant transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 10        Commitments and Contingencies

Unconditional Purchase Obligations

Long-term unconditional purchase obligations primarily relate to pipeline, fertilizer and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of February 28, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$600,716	$63,778	$137,051	$122,140	$277,747

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at February 28, 2013 is $505.0 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2013, our bank covenants allowed maximum guarantees of $500.0 million, of which $73.8 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of February 28, 2013.

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

Recent Events

Horizon Milling, LLC and Horizon Milling G.P. are flour milling joint ventures with Cargill, of which we own 24%. On March 4, 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, with CHS holding a 12% interest. The transaction is expected to close in our fiscal 2014.

We are currently taking steps toward construction of a more than $1 billion nitrogen fertilizer manufacturing plant to be located at Spiritwood, North Dakota, which would provide the region’s farmers with enhanced supplies of crop nutrients essential to raising corn and other crops. We plan to spend up to $25 million on an engineering design study to determine feasibility of the project, to be completed in the fall of 2013.

Results of Operations

Comparison of the three months ended February 28, 2013 and February 29, 2012

General.  We recorded income before income taxes of $299.4 million during the three months ended February 28, 2013 compared to $89.9 million during the three months ended February 29, 2012, an increase of $209.5 million. Operating results reflected increased pretax earnings in both our Energy and Ag segments and in Corporate and Other.

Our Energy segment generated income before income taxes of $234.2 million for the three months ended February 28, 2013 compared to $42.1 million in the three months ended February 29, 2012, representing an increase of $192.1 million. During the three months ended February 28, 2013, we had a net loss on the mark-to-market for our refinery margin hedges of $15.4 million compared to a net loss of $46.7 million during the same period of the previous year. Earnings in our transportation business improved, while our propane, renewable fuels marketing and lubricants businesses experienced decreased earnings during the three months ended February 28, 2013, when compared to the same three-month period of the previous year. We are subject to the renewable fuel standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Recently the price of RINs has been extremely volatile with prices increasing. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time. For the three months ended February 28, 2013 and February 29, 2012, we recorded expense of $17.2 million and $5.8 million, respectively, related to RINs.

Our Ag segment generated income before income taxes of $50.4 million for the three months ended February 28, 2013 compared to $36.2 million in the three months ended February 29, 2012, an increase in earnings of $14.2 million (39%). Earnings from our wholesale crop nutrients business increased $15.3 million for the three months ended February 28, 2013 compared with the three months ended February 29, 2012, primarily due to increased margins. Our country operations earnings increased $4.4 million during the three months ended February 28, 2013, compared to the same three-month period of the previous year, primarily as a result of increased margins on our retail merchandise sales. Our grain marketing earnings decreased by $14.3 million during the three months ended February 28, 2013 compared with the three months ended February 29, 2012, primarily as a result of decreased volumes and margins. Our processing and food ingredients businesses experienced an increase in earnings of $8.6 million for the three months ended February 28, 2013 compared to the same period of the previous year, primarily due to $5.5 million in acquisition costs related to our acquisition of Solbar during the three months ended February 29, 2012, in addition to increased margins from our soybean crushing and refining businesses.

Corporate and Other generated income before income taxes of $14.8 million during the three months ended February 28, 2013 compared to $11.6 million during the three months ended February 29, 2012, an increase in earnings of $3.2 million (27%). Business solutions earnings increased $1.0 million during the three months ended February 28, 2013 compared with the three months ended February 29, 2012, which reflected better results in our hedging and insurance activities, partially offset by decreased commercial loan volumes in our financial services business. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, remained relatively flat during the three months ended February 28, 2013, compared to the same period of the previous year. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased $2.3 million during the three months ended February 28, 2013 compared to the same period of the previous year, primarily due to improved margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended February 28, 2013 was $275.1 million compared to $78.5 million for the three months ended February 29, 2012, which represents a $196.6 million increase.

Revenues.  Consolidated revenues were $9.9 billion for the three months ended February 28, 2013 compared to $8.8 billion for the three months ended February 29, 2012, which represents a $1.0 billion (12%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $2.7 billion decreased by $107.0 million (4%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012. During the three months ended February 28, 2013 and February 29, 2012, our Energy segment recorded revenues from sales to our Ag segment of $103.0 million and $99.1 million, respectively, which are eliminated as part of the consolidation process. The net decrease of $107.0 million is comprised of a net decrease of $95.8 million related to decreased prices and $11.1 million related to decreased sales volumes. Refined fuels revenues increased $30.5 million (2%), of which $26.6 million was related to increased volumes, partially offset by $3.9 million related to a net average selling price decrease, compared to the same period of the previous year. Sales volumes increased 1%, while the sales price of refined fuels was relatively flat, when compared with the same period of the previous year. Propane revenues decreased $40.8 million (13%), which included $104.7 million related to a decrease in the net average selling price, partially offset by $63.9 million from a 20% increase in volumes, when compared to the same period of the previous year. The average selling price of propane decreased $0.38 per gallon (27%), when compared to the same period of the previous year. Renewable fuels marketing revenues decreased $97.0 million (22%), primarily from a 24% decrease in volumes, partially offset by an increase in the average selling price of $0.08 per gallon (3%), when compared with the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $7.2 billion increased $1.1 billion (19%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012.

Grain revenues in our Ag segment totaled $5.6 billion and $4.7 billion during the three months ended February 28, 2013 and 2012, respectively. The grain revenues increase of $921.4 million (20%) is primarily due to $1.1 billion in increased average grain selling prices, partially offset by a net decrease in volumes of $203.3 million (4%), during the three months ended February 28, 2013 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.11 per bushel (25%) over the three months ended February 29, 2012. Wheat and corn had decreased volumes, while soybeans had increased volumes compared to the three months ended February 29, 2012.

Our processing and food ingredients revenues in our Ag segment of $443.3 million increased $110.2 million (33%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012. The net increase in revenues is comprised of $74.8 million from an increase in the average selling price of our oilseed products, and $35.5 million is related to increased volumes, including volumes from recent acquisitions, as compared to the three months ended February 29, 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $576.7 million and $540.9 million during the three months ended February 28, 2013 and February 29, 2012, respectively. Of the wholesale crop nutrient revenues increase of $35.8 million (7%), $95.5 million was due to increased volumes, partially offset by $59.7 million related to a decrease in the average fertilizer selling prices, during the three months ended February 28, 2013 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $45.84 (9%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 18% during the three months ended February 28, 2013 compared with the three months ended February 29, 2012.

Our Ag segment other product revenues, primarily feed and farm supplies, of $441.8 million increased by $39.8 million (10%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012, primarily the result of increased revenues in our country operations sales of retail crop nutrients, feed and crop protection products, which includes additional volumes from acquisitions. Other revenues within our Ag segment of $45.0 million increased $4.5 million (11%) during the three months ended February 28, 2013 compared to the same period of the previous year.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $9.4 billion for the three months ended February 28, 2013 compared to $8.6 billion for the three months ended February 29, 2012, which represents a $799.5 million (9%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.4 billion decreased by $319.8 million (12%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012. The decrease in cost of goods sold is primarily due to decreases in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold decreased $172.4 million (9%), which reflects a decrease in the average cost of refined fuels of $0.26 per gallon (9%), partially offset by a 1% increase in volumes compared to the three months ended February 29, 2012. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 16% compared to the three months ended February 29, 2012, which is reflected in the $0.26 per gallon decrease in average cost of refined fuels. The decrease in refined fuels cost of goods sold included a net loss on the mark-to-market of our refinery margin hedges of $15.4 million compared to a net loss of $46.7 million in the same period of the previous fiscal year, and a decrease in the contingent crack spread liability related to our purchase of the noncontrolling interests of NCRA of $29.6 million. The cost of propane decreased $41.0 million (13%), which was reflected by an average cost decrease of $0.38 per gallon (27%), partially offset by a 20% increase in volumes, when compared to the three months ended February 29, 2012. Renewable fuels marketing costs decreased $95.6 million (22%), primarily from a 24% decrease in sales volumes, partially offset by an increase in the average cost of $0.08 per gallon (3%), when compared with the same period of the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $7.0 billion increased $1.1 billion (19%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012. Grain cost of goods sold in our Ag segment totaled $5.6 billion and $4.6 billion during the three months ended February 28, 2013 and February 29, 2012, respectively. The cost of grains and oilseed procured through our Ag segment increased $946.4 million (20%) compared to the three months ended February 29, 2012. This is primarily the result of a $2.15 (26%) increase in the average cost per bushel, partially offset by a 4% net decrease in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of soybeans, corn and spring wheat increased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $453.6 million increased $134.7 million (42%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012, which was primarily due to increases in the cost of soybeans purchased and increased volumes of oilseed refined products sold, which includes volumes from recent acquisitions.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $556.5 million and $539.5 million during the three months ended February 28, 2013 and February 29, 2012, respectively. The net increase of $16.9 million (3%) is comprised of a net increase in tons sold of 18%, partially offset by a decrease in the average cost per ton of fertilizer of $61 (13%), when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $23.8 million (8%) during the three months ended February 28, 2013 compared to the three months ended February 29, 2012, primarily due to net higher commodity prices, along with increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $134.7 million for the three months ended February 28, 2013 increased by $8.1 million (6%) compared to the three months ended February 29, 2012. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment.

Interest, net.  Net interest of $53.4 million for the three months ended February 28, 2013 increased $18.8 million compared to the three months ended February 29, 2012. Interest expense for the three months ended February 28, 2013 and February 29, 2012 was $57.2 million and $38.0 million, respectively. The increase in interest expense of $19.2 million is primarily due to an $18.5 million increase in patronage earned by the noncontrolling interests of NCRA when compared with the same period of the previous year. The increase in interest expense was also partially due to increased short-term borrowings during the three months ended February 28, 2013 compared to the same period of the previous year. The increase in the average level of short-term borrowings primarily related to a $49.3 million increase in CHS Capital activity. For the three months ended February 28, 2013 and February 29, 2012, we capitalized interest of $2.7 million and $1.9 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $1.1 million and $1.5 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Equity Income from Investments.  Equity income from investments of $16.8 million for the three months ended February 28, 2013 decreased $3.2 million (16%) compared to the three months ended February 29, 2012. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to decreased earnings from investments in our Ag segment and Energy segment of $1.3 million and $4.2 million, respectively, while earnings from investments in Corporate and Other increased by $2.3 million when compared to the same period of the previous year. Results from our wheat milling joint venture earnings, which increased by $2.6 million, and Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which decreased $0.4 million compared to the three months ended February 29, 2012, are included in the $3.2 million decrease in equity income from investments.

Income Taxes.  Income tax expense of $23.9 million for the three months ended February 28, 2013, compared with $10.6 million for the three months ended February 29, 2012, resulting in effective tax rates of 8.0% and 11.8%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.9% for the three months ended February 28, 2013 and February 29, 2012, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $0.4 million for the three months ended February 28, 2013 decreased by $0.3 million (44%) compared to the three months ended February 29, 2012.

Comparison of the six months ended February 28, 2013 and February 29, 2012

General.  We recorded income before income taxes of $681.3 million during the six months ended February 28, 2013 compared to $620.7 million during the six months ended February 29, 2012, an increase of $60.6 million (10%). Operating results reflected increased pretax earnings in both our Energy and Ag segments and in Corporate and other.

Our Energy segment generated income before income taxes of $487.2 million for the six months ended February 28, 2013 compared to$439.4 million in the six months ended February 29, 2012, representing an increase of $47.8 million (11%). During the six months ended February 28, 2013, we had a net loss on the mark-to-market for our refinery margin hedges of $57.8 million compared to a net gain of $66.3 million during the same period of the previous year. Earnings in our propane, renewable fuels marketing and transportation businesses improved, while our lubricants business experienced lower earnings during the six months ended February 28, 2013 when compared to the same six-month period of the previous year. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Recently the price of RINs has been extremely volatile with prices increasing. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time. For the six months ended February 28, 2013 and February 29, 2012, we recorded expense of $23.1 million and $10.5 million, respectively, related to RINs.

Our Ag segment generated income before income taxes of $162.8 million for the six months ended February 28, 2013 compared to $157.5 million in the six months ended February 29, 2012, an increase in earnings of $5.2 million (3%). Earnings from our wholesale crop nutrients business increased $9.9 million for the six months ended February 28, 2013 compared with the same period in fiscal 2012, primarily due to improved product margins and increased volumes. Our country operations earnings increased $8.7 million during the six months ended February 28, 2013 compared to the same period in the prior year. Overall, merchandise margins increased for retail operations while grain margins decreased. Our grain marketing earnings decreased by $29.1 million during the six months ended February 28, 2013 compared with the same period in the prior year, primarily due to lower margins. Our processing and food ingredients businesses experienced an increase in earnings of $14.2 million for the six months ended February 28, 2013 compared to the same period of the previous year, primarily due to $5.5 million in acquisition costs related to our acquisition of Solbar during the six months ended February 29, 2012, in addition to increased margins from our soybean crushing and refining businesses.

Corporate and Other generated income before income taxes of $31.3 million for the six months ended February 28, 2013 compared to $23.8 million during the same period of the previous year, an increase in earnings of $7.5 million (32%). Business solutions experienced a net increase in earnings of $2.3 million for the six months ended February 28, 2013 compared with the same period in the prior year, primarily due to increased earnings from our financing, insurance and hedging businesses. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $3.0 million for the six months ended February 28, 2013, compared to the same period of the previous year, primarily from increased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $2.6 million during the six months ended February 28, 2013 compared to the same period in the previous year.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the six months ended February 28, 2013 was $618.8 million compared to $494.7 million for the six months ended February 29, 2012, which represents a $124.1 million increase (25%).

Revenues.  Consolidated revenues were $21.6 billion for the six months ended February 28, 2013 compared to $18.6 billion for the six months ended February 29, 2012, which represents a $3.0 billion increase (16%).

Our Energy segment revenues of $5.9 billion, after elimination of intersegment revenues, decreased by $183.2 million (3%) during the six months ended February 28, 2013 compared to the six months ended February 29, 2012. During the six months ended February 28, 2013 and February 29, 2012, our Energy segment recorded revenues from sales to our Ag segment of $236.6 million and $229.2 million, respectively. The net decrease in revenues is comprised of a net decrease of $136.2 million related to decreased prices and $47.0 million related to decreased sales volumes. Refined fuels revenues increased $43.2 million (1%), of which $111.9 million related to a net average selling price increase, partially offset by $68.7 million related to a net decrease in sales volumes, compared to the same period in the previous year. The sales price of refined fuels products increased $0.08 per gallon (3%), and sales volumes decreased by 2%, when compared to the same six-month period of the previous year. Propane revenues decreased $108.6 million (19%), of which $184.3 million was related to a decrease in the net average selling price, partially offset by an increase of $75.7 million attributable to volume, when compared to the same period in the previous year. Propane sales volume increased 13%, while the average selling price of propane decreased $0.42 per gallon (28%) in comparison to the same period of the previous year. Renewable fuels marketing revenues decreased $124.2 million (15%), from a decrease in the average selling price of $0.09 per gallon (4%) and a 12% decrease in volume, when compared with the same six-month period in the previous year.

Our Ag segment revenues of $15.7 billion increased $3.2 billion (26%) during the six months ended February 28, 2013 compared to the six months ended February 29, 2012.

Grain revenues in our Ag segment totaled $12.1 billion and $9.4 billion during the six months ended February 28, 2013 and February 29, 2012, respectively. Of the grain revenues increase of $2.7 billion (29%), $2.4 billion is due to increased average grain selling prices and $328.5 million is attributable to a net increase in volume of 3% during the six months ended February 28, 2013 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $2.12 per bushel (24%) over the same six-month period in the previous year. Corn had increased volumes, while soybeans and wheat had decreased volumes compared to the six months ended February 29, 2012.

Our processing and food ingredients revenues in our Ag segment of $923.9 million increased $240.0 million (35%) during the six months ended February 28, 2013 compared to the six months ended February 29, 2012. The net increase in revenues is comprised of $149.6 million from an increase in the average selling price of our oilseed products and an increase of $90.4 million related to increased volumes, including volumes from recent acquisitions, as compared to the six months ended February 29, 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $1.3 billion and $1.2 billion during the six months ended February 28, 2013 and February 29, 2012, respectively. Of the wholesale crop nutrient revenues increase of $129.6 million (11%), $203.2 million was related to increased volumes, partially offset by $73.6 million related to a decreased in average fertilizer selling prices, during the six months ended February 28, 2013 compared to the same period last fiscal year. Our wholesale crop nutrient volumes increased 17% during the six months ended February 28, 2013 compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $26.87 per ton (5%) compared with the same period of the previous year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.2 billion increased by $118.1 million (11%) during the six months ended February 28, 2013 compared to the six months ended February 29, 2012, primarily the result of increased revenues in our country operations sales of retail crop nutrients, and feed and crop protection products, which includes additional volumes from acquisitions. Other revenues within our Ag segment of $104.1 million during the six months ended February 28, 2013 increased $4.5 million (4%) compared to the six months ended February 29, 2012.

Total revenues include other revenues generated primarily within our Ag segment and Corporate and Other. Our Ag segment's country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold was $20.6 billion for the six months ended February 28, 2013 compared to $17.7 billion for the six months ended February 29, 2012, which represents a $2.9 billion (16%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $5.3 billion decreased by $297.6 million (5%) during the six months ended February 28, 2013 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreases in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold decreased $78.6 million (2%) which reflects a decrease in the average cost of refined fuels of $0.02 per gallon (1%) and a 2% decrease in volumes when compared to the same period of the previous year. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA's McPherson, Kansas refinery. The average cost decrease is primarily related to lower input costs at our two crude oil refineries and lower average prices on the refined products that we purchased for resale compared to the six months ended February 29, 2012. The aggregate average per unit cost of crude oil purchased for the two refineries decreased 5% compared to the six months ended February 29, 2012. The decrease in refined fuels cost of goods sold included a net loss on the mark-to-market of our refinery margin hedges of $57.8 million compared to a net gain of $66.3 million in the same period of the previous fiscal year, and an increase in the contingent crack spread liability related to our purchase of the noncontrolling interests of NCRA of $13.5 million. The cost of goods sold of propane decreased $110.1 million (20%) primarily from an average cost decrease of $0.42 per gallon (29%), partially offset by a 13% increase in volumes, when compared to the same period of the previous year. Renewable fuels marketing costs decreased $125.5 million (15%), primarily from a 12% decrease in volumes and a decrease in the average cost of $0.10 per gallon (4%), when compared with the same six-month period in the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $15.3 billion, increased $3.2 billion (26%) during the six months ended February 28, 2013 compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $11.9 billion and $9.3 billion during the six months ended February 28, 2013 and February 29, 2012, respectively. The cost of grains and oilseed procured through our Ag segment increased $2.6 billion (29%) compared to the six months ended February 29, 2012. This is primarily the result of a $2.08 (24%) increase in the average cost per bushel and a 3% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat increased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $919.7 million increased $256.7 million (39%) during the six months ended February 28, 2013 compared to the six months ended February 29, 2012, which was primarily due to increases in the cost of soybeans purchased and higher volumes of oilseed refined products sold, which includes volumes from recent acquisitions.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1.3 billion and $1.2 billion during the six months ended February 28, 2013 and February 29, 2012, respectively. The net increase of $111.9 million (10%) is comprised of a 17% increase in tons sold, partially offset by a decrease in the average cost per ton of fertilizer of $31.33 (6%), when compared to the same six-month period in the prior year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $88.9 million (10%) during the six months ended February 28, 2013 compared to the six months ended February 29, 2012, primarily due to net higher commodity prices, along with increased volumes, including additional volumes generated from acquisitions.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $259.2 million for the six months ended February 28, 2013 increased by $20.1 million (8%) compared to the six months ended February 29, 2012. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment.

Interest, net.  Net interest of $120.6 million for the six months ended February 28, 2013 increased $65.2 million compared to the same period of the previous year. Interest expense for the six months ended February 28, 2013 and February 29, 2012 was $128.3 million and $61.4 million, respectively. The increase in interest expense of $67.0 million is primarily due to a $63.6 million increase in patronage earned by the noncontrolling interests of NCRA when compared with the same period of the previous year. The increase in interest expense was also partially due to increased short-term borrowings during the six months ended February 28, 2013 compared to the same period of the previous year. The average level of short-term borrowings increased $64.3 million during the six months ended February 28, 2013 compared to the same period of the previous year, of which $54.4 million related to CHS Capital activity. For the six months ended February 28, 2013 and February 29, 2012, we capitalized interest of $5.6 million and $3.7 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $2.2 million and $2.2 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Equity Income from Investments.  Equity income from investments of $44.8 million for the six months ended February 28, 2013 increased $0.8 million (2%) compared to the six months ended February 29, 2012. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings from investments in Corporate and Other of $5.5 million, partially offset by decreased equity investment earnings in our Ag Segment and Energy segment of $0.5 million and $4.2 million, respectively. Results from our wheat milling joint venture, which increased by $2.9 million and Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which increased $2.4 million, compared to the same six-month period in the previous year, are included in the $0.8 million increase in equity income from investments.

Income Taxes.  Income tax expense was $59.9 million for the six months ended February 28, 2013 compared with $52.6 million for the six months ended February 29, 2012, resulting in effective tax rates of 8.8% and 8.5%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1 and 38.9% for the six-month periods ended February 28, 2013 and February 29, 2012, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Income attributable to noncontrolling interests of $2.6 million for the six months ended February 28, 2013 decreased by $70.8 million (96%) compared to the six months ended February 29, 2012. Beginning in the second quarter of fiscal 2012, earnings from NCRA are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On February 28, 2013, we had working capital, defined as current assets less current liabilities, of $2,969.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012. On February 29, 2012, we had working capital of $2,696.1 million and a current ratio of 1.5 to 1.0, compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011.

On February 28, 2013, August 31, 2012 and February 29, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of February 28, 2013, August 31, 2012 and February 29, 2012. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.0 to 1.0. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.8 to 1.0 at any time. As of February 28, 2013, we were in compliance with all covenants. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Our cash flows provided by operating activities were $1,030.1 million and $605.8 million for the six months ended February 28, 2013 and February 29, 2012, respectively. The fluctuation in cash flows when comparing the two periods is primarily from significant increases in cash inflows for net changes in operating assets and liabilities during the six months ended February 28, 2013 compared to a slight decrease during the six months ended February 29, 2012. Commodity prices decreased during the six months ended February 28, 2013 and February 29, 2012, and resulted in decreased working capital needs compared to August 31, 2012 and 2011, respectively.

Our operating activities provided net cash of $1,030.1 million during the six months ended February 28, 2013. Net income including noncontrolling interests of $621.4 million, net non-cash expenses and cash distributions from equity investments of $132.8 million and a decrease in net operating assets and liabilities of $275.9 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $131.7 million and the loss on the crack spread contingent liability of $13.5 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices resulting in a decrease in margin deposits as well as an increase in customer advance payments, relating to prepayments of spring agronomy products, partially offset by a decrease in customer margin deposits and an increase in inventory quantities on February 28, 2013, when compared to August 31, 2012. On February 28, 2013, the per bushel market prices of our primary grain commodities; corn, soybeans and spring wheat, decreased by $0.83 (10%), $2.90 (16%) and $1.32 (14%), respectively when compared to the spot prices on August 31, 2012. In general, crude oil market prices decreased $4 per barrel (4%) on February 28, 2013 when compared to August 31, 2012. On February 28, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses remained flat or reflected decreases between 6% and 10%, depending on the specific products, compared to prices on August 31, 2012. An increase in feed and farm supplies inventories in our Ag segment partially offset the decreases in net operating assets and liabilities when comparing inventories at February 28, 2013 to August 31, 2012.

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

Cash Flows from Investing Activities

For the six months ended February 28, 2013 and February 29, 2012, the net cash flows used in our investing activities totaled, $237.8 million and $342.6 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $264.3 million and $197.9 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Expenditures for major repairs related to our refinery turnarounds were $9.2 million and $19.8 million during the six months ended February 28, 2013 and February 29, 2012, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana refinery completed a turnaround during the first quarter of February 29, 2012 and has a scheduled turnaround for maintenance for the spring of 2013.  We estimate total expenditures related to this turnaround to be approximately $50.0 million.

For the year ending August 31, 2013, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $750.0 million. Included in our expected capital expenditures for fiscal 2013, is $164.0 million for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $60.4 million of costs related to the coker project in fiscal 2012 and $46.1 million during the six months ended February 28, 2013. We also have planned a $327.0 million expansion at NCRA's McPherson, Kansas refinery which is anticipated to begin this spring and be completed in fiscal 2016.

Cash acquisitions of businesses, net of cash acquired, totaled $8.1 million and $158.2 million during the six months ended February 28, 2013 and February 29, 2012, respectively. During the six months ended February 29, 2012, we acquired Solbar for $127.8 million and a soybean crushing facility in Creston, Iowa, for $32.3 million, which are included in our Ag segment.

Investments made in joint ventures and other investments during the six months ended February 28, 2013 and February 29, 2012, totaled $9.7 million and $15.2 million, respectively.

Changes in notes receivable during the six months ended February 28, 2013 resulted in net increases in cash flows of $47.0 million and $42.4 million during the six months ended February 28, 2013and February 29, 2012. The primary cause of the increase in cash flows during fiscal 2013 was a decrease in CHS Capital notes receivable on February 28, 2013 compared to August 31, 2012 of $104.9 million. During fiscal 2012, the primary cause of the increase in cash flows was a decrease in CHS Capital notes receivable on February 29, 2012 compared to August 31, 2011 of $100.4 million.

Cash Flows from Financing Activities

For the six months ended February 28, 2013 and February 29, 2012, the net cash flows used in our financing activities totaled $630.3 million and $687.8 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On February 28, 2013 and February 29, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS Agronegocio Industria e Comercio Ltda., have uncommitted lines of credit which are collateralized by $319.3 million of inventories and receivables at February 28, 2013. In addition, other international subsidiaries have lines of credit totaling $98.7 million outstanding at February 28, 2013, of which $8.9 million is collateralized. On February 28, 2013, August 31, 2012 and February 29, 2012, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $419.5 million, $269.8 million and $182.7 million.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On February 28, 2013, August 31, 2012 and February 29, 2012, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $300.0 million as of February 28, 2013, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.19% as of February 28, 2013. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $85.5 million as of February 28, 2013.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.01% to 2.95% as of February 28, 2013. As of February 28, 2013, the total funding commitment under these agreements was $283.9 million, of which $81.3 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $204.1 million as of February 28, 2013, of which $105.4 million was borrowed under these commitments with an interest rate of 1.65%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of February 28, 2013, and are due upon demand. Borrowings under these notes totaled $166.8 million as of February 28, 2013.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On February 28, 2013, we had total long-term debt outstanding of $1,389.6 million, of which $150.0 million was bank financing, $1,183.7 million was private placement debt and $55.9 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, has not changed significantly during the six months ended February 28, 2013. On August 31, 2012 and February 29, 2012, we had total long-term debt outstanding of $1,440.4 million and $1,489.5 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $22.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2013.

We did not have any new long-term borrowings during the six months ended February 28, 2013 and February 29, 2012. During the six months ended February 28, 2013 and February 29, 2012, we repaid long-term debt of $50.9 million and $39.9 million, respectively.

Other Financing:

During the six months ended February 28, 2013, pursuant to our agreement to acquire the remaining shares of NCRA, we made the first payments for the mandatorily redeemable noncontrolling interests to Growmark and MFA in the amounts of $48.0 million and $18.0 million, respectively; increasing our ownership to 79.2%.

Changes in checks and drafts outstanding resulted in an increase in cash flows of $2.8 million during the six months ended February 28, 2013, and a decrease in cash flows of $8.4 million during the six months ended February 29, 2012.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2012, were distributed during the six months ended February 28, 2013. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for nonindividual members was $380.9 million. During the six months ended February 29, 2012, we distributed cash patronage of $260.1 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2012, that will be distributed in fiscal 2013, to be approximately $196.0 million, of which $179.4 million was redeemed in cash during the six months ended February 28, 2013, compared to $130.6 million distributed in cash during the six months ended February 29, 2012.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On February 28, 2013, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our Preferred Stock during the six months ended February 28, 2013 and February 29, 2012, were $12.3 million and $12.3 million, respectively.

Our Preferred Stock is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock.

Off Balance Sheet Financing Arrangements

Lease Commitments

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the six months ended February 28, 2013.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2013, our bank covenants allowed maximum guarantees of $500.0 million, of which $73.8 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of February 28, 2013.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the six months ended February 28, 2013.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the six months ended February 28, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. These amendments are only disclosure related and will not have an impact on our financial position, results of operations, comprehensive income or cash flows. ASU No. 2013-02 will become effective for us in fiscal 2014.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities." ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2015.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters." The amendments in this ASU clarify the applicable guidance for the release of the cumulative translation adjustment under current accounting standards. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2015.

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

•	Changing environmental and energy laws and regulation, may result in increased operating costs and capital expenditures and may have an adverse effect on our business operations.

•	Government policies and regulation affecting the agricultural sector and related industries could adversely affect our operations and profitability.

•	Environmental liabilities could adversely affect our results and financial condition.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to liability and damage our business and reputation.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could adversely affect our revenues and operating results.

•	If our customers choose alternatives to our refined petroleum products our revenues and profits may decline.

•	Operating results from our agronomy business could be volatile and are dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2013, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended February 28, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Malta

On November 21, 2009, a late-night fire destroyed a shop, a warehouse containing some feed, seed, and agronomy products, and part of the office at the Malta, Montana branch of Milk River Cooperative, a CHS-owned facility. Our local staff worked with local emergency officials to respond in a timely manner in keeping with accepted protocols and in what all parties believed was in the best interests of community health and safety and to eliminate any environmental impact. There were no injuries and the fire was extinguished in a short period of time. We promptly notified both the Montana Department of Environmental Quality and the Montana Department of Emergency Services. All remediation work was overseen by West Central Environmental Consultants and completed under the supervision of the Montana Department of Environmental Quality. Follow-up review by the U.S. Environmental Protection Agency (EPA) regulators determined that, while we had notified the required state agencies, notification was not made to the National Response Center as mandated for events in which there is a potential chemical release - essentially, a failure to make a phone call in the middle of the night. This situation resulted from an inadvertent, unintentional human error related to a technical reporting requirement.

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

Laurel

On August 30, 2012, we received from the EPA a request for information pursuant to Section 114 of the Clean Air Act.  The information requested relates to operational information and design data for flares at our Laurel, Montana refinery for the period from January 1, 2006 to present.  The information request could potentially result in an enforcement action by the EPA with respect to flare efficiency. We provided the requested information in December 2012 and are awaiting the EPA's response. As it is too early to determine the potential liability or extent of potential costs associated with any such action, we have not recorded a liability associated with this request.

ITEM 1A.     RISK FACTORS

Other than the following risk factor, there were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Changing environmental and energy laws and regulation, may result in increased operating costs and capital expenditures and may have an adverse effect on our business operations.
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
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (RFS), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Recently the price of RINs has been extremely volatile with prices increasing. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Consulting Agreement between CHS Inc. and Patrick Kluempke, dated January 17, 2013. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

_______________________________________
(*)    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2013.

CHS Inc.
(Registrant)

April 3, 2013	/s/ David A. Kastelic
David A. Kastelic
Executive Vice President and Chief
Financial Officer