Form 10-Q
period 2013-05-31
CHS INC
filed 2013-07-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2013.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2013.

ITEM 1.     FINANCIAL STATEMENTS
CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2013	August 31, 2012	May 31, 2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$733,960	$314,029	$689,281
Receivables	3,916,562	3,590,742	3,348,808
Inventories	2,937,642	3,203,972	2,634,734
Derivative assets	287,664	849,905	359,102
Margin deposits	371,368	1,138,535	331,104
Other current assets	334,099	347,970	294,463
Total current assets	8,581,295	9,445,153	7,657,492
Investments	737,526	673,388	632,215
Property, plant and equipment	3,044,582	2,786,324	2,706,674
Other assets	514,406	518,286	476,973
Total assets	$12,877,809	$13,423,151	$11,473,354
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$872,138	$803,622	$621,921
Current portion of long-term debt	183,126	108,211	89,158
Current portion of mandatorily redeemable noncontrolling interest	65,603	65,981	65,622
Customer margin deposits and credit balances	211,253	808,047	282,944
Customer advance payments	582,940	685,520	514,867
Checks and drafts outstanding	187,144	205,060	163,583
Accounts payable	2,345,068	2,355,847	1,876,851
Derivative liabilities	219,679	509,005	297,043
Accrued expenses	595,968	476,589	529,510
Dividends and equities payable	358,536	578,809	361,391
Total current liabilities	5,621,455	6,596,691	4,802,890
Long-term debt	1,300,931	1,332,142	1,392,218
Mandatorily redeemable noncontrolling interest	208,099	268,726	267,070
Other liabilities	740,471	752,269	633,850
Commitments and contingencies
Equities:
Equity certificates	3,017,689	3,109,616	2,602,898
Preferred stock	319,368	319,368	319,368
Accumulated other comprehensive loss	(226,735)	(232,587)	(196,934)
Capital reserves	1,874,644	1,258,944	1,635,819
Total CHS Inc. equities	4,984,966	4,455,341	4,361,151
Noncontrolling interests	21,887	17,982	16,175
Total equities	5,006,853	4,473,323	4,377,326
Total liabilities and equities	$12,877,809	$13,423,151	$11,473,354

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues	$11,936,556	$11,022,955	$33,528,872	$29,600,926
Cost of goods sold	11,479,645	10,406,699	32,055,796	28,113,086
Gross profit	456,911	616,256	1,473,076	1,487,840
Marketing, general and administrative	138,769	129,224	397,931	368,300
Operating earnings	318,142	487,032	1,075,145	1,119,540
(Gain) loss on investments	(154)		(199)	446
Interest, net	66,394	71,118	186,989	126,556
Equity income from investments	(27,574)	(24,804)	(72,406)	(68,885)
Income before income taxes	279,476	440,718	960,761	1,061,423
Income taxes	27,147	34,000	87,033	86,588
Net income	252,329	406,718	873,728	974,835
Net income attributable to noncontrolling interests	1,533	1,656	4,139	75,095
Net income attributable to CHS Inc.	$250,796	$405,062	$869,589	$899,740

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$252,329	$406,718	$873,728	$974,835
Other comprehensive income (loss), net of tax:
Pension and postretirement costs arising during period, net of tax expense (benefit) of $417, $(800), $390, and $(925), respectively	675	(1,259)	632	(1,452)
Amortization of unrecognized pension and postretirement costs, net of tax expense of $19, $21, $83 and $34, respectively	31	33	135	53
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $178, $(476), $516, and $(160), respectively	290	(739)	838	(251)
Cash flow hedges, net of tax expense of $3,404, $97, $3,756, and $307, respectively	5,520	158	6,091	482
Foreign currency translation adjustment, net of tax benefit of $1,799, $1,943, $1,136 and $4,057, respectively	(2,918)	(3,047)	(1,844)	(6,309)
Other comprehensive income (loss), net of tax	3,598	(4,854)	5,852	(7,477)
Comprehensive income	255,927	401,864	879,580	967,358
Less: comprehensive income attributable to noncontrolling interests	1,533	1,656	4,139	75,095
Comprehensive income attributable to CHS Inc.	$254,394	$400,208	$875,441	$892,263

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$873,728	$974,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,839	161,620
Amortization of deferred major repair costs	22,298	26,251
Income from equity investments	(72,406)	(68,885)
Distributions from equity investments	50,886	66,048
Noncash patronage dividends received	(4,552)	(2,737)
Gain on sale of property, plant and equipment	(3,899)	(4,096)
(Gain) loss on investments	(199)	446
Unrealized loss (gain) on crack spread contingent liability	18,729	(6,741)
Deferred taxes	157	19,794
Other, net	1,786	585
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(296,330)	(300,361)
Inventories	284,424	305,567
Derivative assets	585,401	278,438
Margin deposits	782,153	756,189
Other current assets and other assets	(35,941)	61,213
Customer margin deposits and credit balances	(597,660)	(468,924)
Customer advance payments	(109,606)	(106,737)
Accounts payable and accrued expenses	91,129	(468,593)
Derivative liabilities	(299,987)	(186,477)
Other liabilities	(20,685)	(42,097)
Net cash provided by operating activities	1,446,265	995,338
Cash flows from investing activities:
Acquisition of property, plant and equipment	(427,070)	(315,615)
Proceeds from disposition of property, plant and equipment	5,794	3,744
Expenditures for major repairs	(53,843)	(20,869)
Investments in joint ventures and other	(13,882)	(29,574)
Investments redeemed	5,780	5,684
Proceeds from sale of investments	1,250
Changes in notes receivable	27,676	65,904
Business acquisitions, net of cash acquired	(12,358)	(159,418)
Other investing activities, net	(1,339)	(202)
Net cash used in investing activities	(467,992)	(450,346)
Cash flows from financing activities:
Changes in notes payable	69,636	(185,664)
Long-term debt borrowings	100,000
Principal payments on long-term debt	(56,384)	(55,679)
Mandatorily redeemable noncontrolling interest payments	(65,981)
Payments for bank fees		(12,390)
Changes in checks and drafts outstanding	(18,908)	(35,125)
Distributions to noncontrolling interests	(1,235)	(77,519)
Preferred stock dividends paid	(18,408)	(18,408)
Retirements of equities	(184,955)	(138,421)
Cash patronage dividends paid	(380,975)	(260,629)
Other financing activities, net	1,110	(118)
Net cash used in financing activities	(556,100)	(783,953)
Effect of exchange rate changes on cash and cash equivalents	(2,242)	(9,443)
Net increase (decrease) in cash and cash equivalents	419,931	(248,404)
Cash and cash equivalents at beginning of period	314,029	937,685
Cash and cash equivalents at end of period	$733,960	$689,281

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1        Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheets as of May 31, 2013 and 2012, the Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and 2012, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2013 and 2012, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and 2012, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2012, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 became effective for us during our fiscal 2013. The required disclosures of this update are included in our Consolidated Statements of Comprehensive Income.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are economic hedges of forecasted debt issuances and are accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 9, Fair Value Measurements.

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

As of May 31, 2013, August 31, 2012 and May 31, 2012, we had the following outstanding purchase and sales contracts:

	May 31, 2013		August 31, 2012		May 31, 2012
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	519,293	806,244	722,895	1,074,535	590,021	843,934
Energy products - barrels	13,833	20,125	9,047	19,561	9,271	14,012
Soy products - tons	70	325	15	215	10	250
Crop nutrients - tons	675	778	600	725	699	894
Ocean and barge freight - metric tons	888	130	1,018	183	1,215	234

As of May 31, 2013, August 31, 2012 and May 31, 2012, the gross fair values of our derivative assets and liabilities not designated as hedging instruments were as follows:

	May 31, 2013	August 31, 2012	May 31, 2012
Derivative Assets:
Commodity and freight derivatives	$510,258	$1,070,800	$686,042
Foreign exchange derivatives	5,043	978	3,843
	$515,301	$1,071,778	$689,885
Derivative Liabilities:
Commodity and freight derivatives	$452,289	$727,946	$623,911
Foreign exchange derivatives	3,883	2,388	3,379
Interest rate derivatives	304	544	535
	$456,476	$730,878	$627,825

As of May 31, 2013, August 31, 2012 and May 31, 2012, the gross fair values of our derivative assets and liabilities designated as cash flow hedging instruments were as follows:

	May 31, 2013	August 31, 2012	May 31, 2012
Derivative Assets:
Interest rate swaps	$9,160

During the second quarter of fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that expire in fiscal 2014 with $0.1 million expected to be included in earnings during the next 12 months. As of May 31, 2013, August 31, 2012 and May 31, 2012, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

	May 31, 2013	August 31, 2012	May 31, 2012
Gains included in accumulated other comprehensive loss, net of tax expense of $3.5 million	$5,666

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and 2012.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2013	2012	2013	2012
Commodity and freight derivatives	Cost of goods sold	$(22,457)	$149,464	$(452,747)	$(125,437)
Foreign exchange derivatives	Cost of goods sold	(13,648)	950	2,570	(3,434)
Interest rate derivatives	Interest, net	114	36	240	36
		$(35,991)	$150,450	$(449,937)	$(128,835)

Goodwill and Other Intangible Assets

Goodwill was $84.2 million, $81.7 million and $66.8 million on May 31, 2013, August 31, 2012 and May 31, 2012, respectively, and is included in other assets in our Consolidated Balance Sheets. Goodwill acquired during the first nine months of fiscal 2012 totaled $40.8 million, primarily related to our acquisition of Solbar Industries Ltd., an Israeli company (Solbar).

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $82.1 million, $100.6 million and $99.5 million on May 31, 2013, August 31, 2012 and May 31, 2012, respectively. Accumulated amortization was $42.2 million, $55.7 million and $51.6 million as of May 31, 2013, August 31, 2012 and May 31, 2012, respectively. Intangible assets acquired were $2.4 million during the nine months ended May 31, 2013. Intangible assets of $24.1 million were acquired during the nine months ended May 31, 2012, primarily related to the acquisition of Solbar. Total amortization expense for intangible assets during the nine months ended May 31, 2013 and May 31, 2012, was $7.4 million and $9.2 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

Year 1	$10,009
Year 2	6,633
Year 3	5,964
Year 4	5,041
Year 5	3,193
Thereafter	9,018
$39,858

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

For the nine months ended May 31, 2013 and May 31, 2012, major repairs turnaround expenditures were $53.8 million and $20.9 million, respectively. During the third quarter of fiscal 2013 and the first quarter of fiscal 2012 our Laurel, Montana refinery completed turnarounds.

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

Note 2        Receivables

	May 31, 2013	August 31, 2012	May 31, 2012
Trade accounts receivable	$3,115,893	$2,817,817	$2,597,635
CHS Capital notes receivable	567,518	606,514	525,674
Other	350,471	278,196	338,273
	4,033,882	3,702,527	3,461,582
Less allowances and reserves	117,320	111,785	112,774
	$3,916,562	$3,590,742	$3,348,808

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers.

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $93.3 million, $164.8 million and $117.6 million at May 31, 2013, August 31, 2012 and May 31, 2012, respectively, which are included in other assets on our Consolidated Balance Sheets. As of May 31, 2013, August 31, 2012 and May 31, 2012 the commercial notes represented 73%, 74% and 75%, respectively, and the producer notes represented 27%, 26% and 25%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of May 31, 2013, CHS Capital's customers have additional available credit of $903.0 million.

Note 3        Inventories

	May 31, 2013	August 31, 2012	May 31, 2012
Grain and oilseed	$1,344,265	$1,625,865	$1,249,067
Energy	682,528	701,348	691,424
Crop nutrients	237,487	401,655	202,194
Feed and farm supplies	564,424	384,178	405,781
Processed grain and oilseed	97,212	76,892	75,299
Other	11,726	14,034	10,969
	$2,937,642	$3,203,972	$2,634,734

As of May 31, 2013, we valued approximately 14% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (11% and 14% as of August 31, 2012 and May 31, 2012, respectively). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $535.8 million, $566.6 million and $530.9 million at May 31, 2013, August 31, 2012 and May 31, 2012, respectively.

Note 4        Investments

As of August 31, 2012, we owned 74.5% of NCRA. During fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. (Growmark) and MFA Oil Company (MFA) in separate closings to be held annually through fiscal 2016. Pursuant to this agreement, we made the first payments during the first quarter of fiscal 2013 to Growmark and MFA in the amounts of $48.0 million and $18.0 million, respectively; increasing our ownership to 79.2%. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balances Sheets.

In the third quarter of fiscal 2012, we completed the acquisition of Solbar for $128.7 million.

We have a 24% ownership in Horizon Milling, LLC and Horizon Milling G.P., flour milling joint ventures with Cargill, Incorporated (Cargill), which are included in Corporate and Other. On March 4, 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. assets, with CHS holding a 12% interest. Upon closing, Ardent Mills is expected to be financed with funds from third-party borrowings, which would not require credit support from the owners. The borrowings are anticipated to be no less than $600 million with proceeds distributed to each owner in proportion to the ownership interests, adjusted for any deviations in specified working capital target amounts. The transaction is expected to close in our fiscal 2014, subject to financing and certain other customary closing conditions. In connection with the closing, the parties will also enter into various ancillary and non-compete agreements, including, among other things, an agreement for CHS to supply Ardent Mills with certain wheat and durum products.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of May 31, 2013, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for

Ventura Foods balance sheets as of May 31, 2013, August 31, 2012 and May 31, 2012, and statements of operations for the three and nine months ended May 31, 2013 and May 31, 2012:

	May 31, 2013	August 31, 2012	May 31, 2012
Current assets	$559,235	$574,925	$591,536
Non-current assets	499,414	459,070	458,969
Current liabilities	246,357	197,251	223,666
Non-current liabilities	232,695	277,760	285,868

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012
Net sales	$655,162	$644,379	$1,895,008	$1,909,292
Gross profit	71,195	57,582	193,666	173,333
Net earnings	32,092	24,995	74,289	62,307
Earnings attributable to CHS Inc.	16,046	12,498	37,145	31,154

Note 5        Notes Payable and Long-Term Debt

	May 31, 2013	August 31, 2012	May 31, 2012
Notes payable	$432,892	$269,783	$201,613
CHS Capital notes payable	439,246	533,839	420,308
	$872,138	$803,622	$621,921

On May 31, 2013, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. We had no amounts outstanding as of May 31, 2013, August 31, 2012 and May 31, 2012. In June 2013, we terminated and replaced both of the existing revolving credit facilities with a new five-year revolving facility with a committed amount of $2.5 billion.

In March 2013, we issued $100 million of long-term notes with an interest rate of 4.71%, which mature in fiscal 2033. The carrying value of our long-term debt approximated its fair value, based on quoted market prices of similar debt (a Level 2 classification in the fair value hierarchy).

Interest, net for the three and nine months ended May 31, 2013 and May 31, 2012 is as follows:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012
Interest expense	$25,649	$22,859	$73,304	$68,353
Interest-purchase of NCRA noncontrolling interests	45,574	51,601	126,261	67,457
Capitalized interest	(2,567)	(2,402)	(8,163)	(6,111)
Interest income	(2,262)	(940)	(4,413)	(3,143)
Interest, net	$66,394	$71,118	$186,989	$126,556

Note 6        Equities

Changes in equities for the nine months ended May 31, 2013 and 2012 are as follows:

	For the Nine Months Ended May 31,
	2013	2012
CHS Inc. balances, September 1, 2012 and 2011	$4,455,341	$3,915,592
Net income attributable to CHS Inc.	869,589	899,740
Other comprehensive income (loss)	5,852	(7,477)
Patronage distribution	(975,998)	(676,143)
Patronage accrued	969,862	674,678
Equities retired	(184,955)	(138,421)
Equity retirements accrued	184,955	136,000
Equities issued in business combinations	18,211	29,156
Preferred stock dividends	(18,408)	(18,408)
Preferred stock dividends accrued	4,091	4,091
Accrued dividends and equities payable	(347,491)	(361,391)
Purchase of noncontrolling interests		(96,720)
Other, net	3,917	454
CHS Inc. balances, May 31, 2013 and 2012	$4,984,966	$4,361,151

Noncontrolling interests balances, September 1, 2012 and 2011	$17,982	$349,728
Net income attributable to noncontrolling interests	4,139	75,095
Distributions to noncontrolling interests	(1,235)	(77,519)
Distributions accrued		5,544
Purchase of noncontrolling interests		(337,145)
Other	1,001	472
Noncontrolling interests balances, May 31, 2013 and 2012	$21,887	$16,175

The following table presents the effects of changes in our NCRA ownership interest on CHS Inc. equities for the nine months ended May 31, 2013 and 2012:

	For the Nine Months Ended May 31,
	2013	2012
Net income attributable to CHS Inc.	$869,589	$899,740
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests		(82,138)
Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$869,589	$817,602

Note 7        Benefit Plans

Employee benefits information for the three and nine months ended May 31, 2013 and May 31, 2012 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
Components of net periodic benefit costs for the three months ended May 31:
Service cost	$9,109	$6,505	$211	$68	$935	$896
Interest cost	6,072	5,942	340	346	443	672
Expected return on assets	(13,388)	(10,004)
Prior service cost (credit) amortization	399	458	57	57	(81)	(26)
Actuarial loss amortization	6,500	3,809	270	109	371	243
Transition amount amortization					73	234
Net periodic benefit cost	$8,692	$6,710	$878	$580	$1,741	$2,019
Components of net periodic benefit costs for the nine months ended May 31:
Service cost	$23,541	$19,508	$540	$209	$2,202	$1,917
Interest cost	19,078	17,786	987	1,041	1,675	1,945
Expected return on assets	(37,311)	(30,013)
Prior service cost (credit) amortization	1,198	1,374	171	171	(90)	(78)
Actuarial loss amortization	16,961	11,285	692	334	817	656
Transition amount amortization					422	702
Net periodic benefit cost	$23,467	$19,940	$2,390	$1,755	$5,026	$5,142

Employer Contributions:

We were not required to make contributions to our benefit plans, however, in June 2013, we voluntarily contributed $23.8 million to qualified pension plans.

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

Segment information for the three and nine months ended May 31, 2013 and May 31, 2012 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2013:
Revenues	$3,205,340	$8,831,866	$15,411	$(116,061)	$11,936,556
Cost of goods sold	2,896,061	8,700,170	(525)	(116,061)	11,479,645
Gross profit	309,279	131,696	15,936	—	456,911
Marketing, general and administrative	43,710	77,653	17,406		138,769
Operating earnings (losses)	265,569	54,043	(1,470)	—	318,142
Gain on investments			(154)		(154)
Interest, net	46,058	17,434	2,902		66,394
Equity income from investments	(851)	(3,365)	(23,358)		(27,574)
Income before income taxes	$220,362	$39,974	$19,140	$—	$279,476
Intersegment revenues	$(116,061)			$116,061	$—
For the Three Months Ended May 31, 2012:
Revenues	$3,117,272	$7,999,120	$17,643	$(111,080)	$11,022,955
Cost of goods sold	2,729,383	7,789,055	(659)	(111,080)	10,406,699
Gross profit	387,889	210,065	18,302	—	616,256
Marketing, general and administrative	41,439	70,208	17,577		129,224
Operating earnings	346,450	139,857	725	—	487,032
Interest, net	53,450	14,385	3,283		71,118
Equity income from investments	(1,715)	(6,469)	(16,620)		(24,804)
Income before income taxes	$294,715	$131,941	$14,062	$—	$440,718
Intersegment revenues	$(111,080)			$111,080	$—
For the Nine Months Ended May 31, 2013:
Revenues	$9,345,304	$24,483,835	$52,357	$(352,624)	$33,528,872
Cost of goods sold	8,392,704	24,017,733	(2,017)	(352,624)	32,055,796
Gross profit	952,600	466,102	54,374	—	1,473,076
Marketing, general and administrative	121,364	223,041	53,526		397,931
Operating earnings	831,236	243,061	848	—	1,075,145
Gain on investments		(45)	(154)		(199)

Interest, net	124,229	53,472	9,288		186,989
Equity income from investments	(580)	(13,104)	(58,722)		(72,406)
Income before income taxes	$707,587	$202,738	$50,436	$—	$960,761
Intersegment revenues	$(352,624)			$352,624	$—
Goodwill	$1,165	$76,103	$6,898		$84,166
Capital expenditures	$290,091	$131,794	$5,185		$427,070
Depreciation and amortization	$86,454	$77,587	$12,798		$176,839
Total identifiable assets at May 31, 2013	$4,121,695	$6,913,509	$1,842,605		$12,877,809
For the Nine Months Ended May 31, 2012:
Revenues	$9,433,098	$20,457,343	$50,793	$(340,308)	$29,600,926
Cost of goods sold	8,516,284	19,939,254	(2,144)	(340,308)	28,113,086
Gross profit	916,814	518,089	52,937	—	1,487,840
Marketing, general and administrative	112,610	203,739	51,951		368,300
Operating earnings	804,204	314,350	986	—	1,119,540
Loss on investments		446			446
Interest, net	75,755	41,136	9,665		126,556
Equity income from investments	(5,658)	(16,719)	(46,508)		(68,885)
Income before income taxes	$734,107	$289,487	$37,829	$—	$1,061,423
Intersegment revenues	$(340,308)			$340,308	$—
Goodwill	$1,165	$58,758	$6,898		$66,821
Capital expenditures	$198,158	$113,493	$3,964		$315,615
Depreciation and amortization	$80,622	$66,845	$14,153		$161,620
Total identifiable assets at May 31, 2012	$3,944,347	$5,865,709	$1,663,298		$11,473,354

Note 9        Fair Value Measurements

The following table presents assets and liabilities, included on our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair values. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Fair value measurements at May 31, 2013, August 31, 2012 and May 31, 2012 are as follows:

	May 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,433,639		$1,433,639
Commodity and freight derivatives	$16,230	258,086		274,316
Interest rate swap derivatives		9,160		9,160
Foreign currency derivatives	4,188			4,188
Other assets	131,901			131,901
Total Assets	$152,319	$1,700,885		$1,853,204
Liabilities:
Commodity and freight derivatives	$61,998	$154,349		$216,347
Interest rate swap derivatives		304		304
Foreign currency derivatives	3,028			3,028
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$146,245	146,245
Total Liabilities	$65,026	$154,653	$146,245	$365,924

	August 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,702,757		$1,702,757
Commodity and freight derivatives	$70,586	778,362		848,948
Foreign currency derivatives	957			957
Other assets	75,000			75,000
Total Assets	$146,543	$2,481,119		$2,627,662
Liabilities:
Commodity and freight derivatives	$150,049	$356,046		$506,095
Interest rate swap derivatives		544		544
Foreign currency derivatives	2,366			2,366
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$127,516	127,516
Total Liabilities	$152,415	$356,590	$127,516	$636,521

	May 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories		$1,324,367		$1,324,367
Commodity and freight derivatives	$74,982	280,277		355,259
Foreign currency derivatives	3,843			3,843
Other assets	72,439			72,439
Total Assets	$151,264	$1,604,644		$1,755,908
Liabilities:
Commodity and freight derivatives	$32,222	$260,906		$293,128
Interest rate swap derivatives		535		535
Foreign currency derivatives	3,379			3,379
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$98,447	98,447
Total Liabilities	$35,601	$261,441	$98,447	$395,489

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
Other assets — Our available-for-sale investments in common stock of other companies, deferred compensation investments and Rabbi Trust assets are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.
Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. Changes in the fair values of contracts designated as hedging instruments are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and are amortized into earnings within interest, net over the term of the agreements.
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests — The fair value of the accrued liability was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation		Range
Item	May 31, 2013	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$146,245	Adjusted Black Scholes option pricing model	Adjusted forward crack spread margin on May 31 (a)	$23.94-$35.50 (27.99)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	75.09%
			Own credit risk (d)	1.80-2.80% (2.42%)
			Expected life (years) (e)	0.25-4.25 (2.64)
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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended May 31, 2013 and 2012, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2013	2012
Balances, March 1, 2013 and 2012, respectively	$140,987	$101,003
Total losses (gains) included in cost of goods sold	5,258	(2,556)
Balances, May 31, 2013 and 2012, respectively	$146,245	$98,447

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended May 31, 2013 and 2012, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2013	2012
Balances, September 1, 2012 and 2011, respectively	$127,516	$—
Purchases		105,188
Total losses (gains) included in cost of goods sold	18,729	(6,741)
Balances, May 31, 2013 and 2012, respectively	$146,245	$98,447

There were no significant transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 10        Commitments and Contingencies

Unconditional Purchase Obligations

Long-term unconditional purchase obligations primarily relate to pipeline, fertilizer and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of May 31, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$600,716	$63,778	$137,051	$122,140	$277,747

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at May 31, 2013, is $505.0 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2013, our bank covenants allowed maximum guarantees of $500.0 million, of which $35.7 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of May 31, 2013.

Contingencies

In May 2013, we initiated a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility following one customer's report to us of a positive test result for salmonella in product purchased from us. We notified applicable food safety regulators, including the Israel Ministry of Health and the U.S. Food and Drug Administration, of both the positive test result and our determination to conduct a voluntary recall. We have received no reports of salmonella-related illness in relation to the recalled products. We estimate our range of loss associated with this recall to be between $15.5 million and $65.0 million. In the third quarter of fiscal 2013, we recorded a reserve of $15.5 million, which is the minimum amount in the range, as no amount within the range is a better estimate than any other. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe is sufficient to offset most related product liability expenses. However, as of May 31, 2013, no insurance recoveries have been recorded related to this incident.

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

Recent Events

Horizon Milling, LLC and Horizon Milling G.P. are flour milling joint ventures with Cargill, of which we own 24%. On March 4, 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. assets, with CHS holding a 12% interest. The transaction is expected to close in our fiscal 2014.

We are currently taking steps toward construction of a more than $1 billion nitrogen fertilizer manufacturing plant to be located in Spiritwood, North Dakota, which would provide the region’s farmers with enhanced supplies of crop nutrients essential to raising corn and other crops. We plan to spend up to $25 million on an engineering design study to determine feasibility of the project, to be completed in the fall of 2013.

Results of Operations

Comparison of the three months ended May 31, 2013 and 2012

General.  We recorded income before income taxes of $279.5 million during the three months ended May 31, 2013 compared to $440.7 million during the three months ended May 31, 2012, a decrease of $161.2 million (37%). Operating results reflected decreased pretax earnings in both our Energy and Ag segments, partially offset by increased earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $220.4 million for the three months ended May 31, 2013 compared to $294.7 million in the three months ended May 31, 2012, representing a decrease of $74.4 million (25%). During the three months ended May 31, 2013, we had a net gain on the mark-to-market for our refinery margin hedges of $51.7 million compared to a net loss of $2.7 million during the same period of the previous year. Earnings in our propane, lubricants and transportation businesses improved, while our renewable fuels marketing and refined fuels businesses experienced decreased earnings during the three months ended May 31, 2013, when compared to the same period of the previous year. Our refined fuels margins decreased primarily due to the turnaround at our Laurel, Montana refinery during the third quarter of fiscal 2013. We are subject to the renewable fuel standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Recently the price of RINs has been extremely volatile with prices increasing. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag segment generated income before income taxes of $40.0 million for the three months ended May 31, 2013 compared to $131.9 million in the three months ended May 31, 2012, a decrease in earnings of $92.0 million (70%). Earnings from our wholesale crop nutrients business decreased $32.3 million for the three months ended May 31, 2013 compared with the three months ended May 31, 2012, primarily due to decreased margins resulting from lower volumes. Our country operations earnings decreased $28.2 million during the three months ended May 31, 2013, compared to the same period of the previous year, primarily as a result of decreased margins on our retail merchandise sales. Our grain marketing earnings decreased by $14.6 million during the three months ended May 31, 2013 compared with the three months ended May 31, 2012, primarily as a result of decreased margins. Cold weather and high precipitation in our trade areas delayed the spring planting season this year. Due to the late planting season, fewer crops were planted and less acreage was fertilized as some crops were planted without fertilizer during our third fiscal quarter when compared to the same period of the previous fiscal year, which benefited from an early planting season. We anticipate a late harvest in the fall due to the late planting season, which could possibly bring additional risks such as frost. Additionally, we expect lower grain volumes across our Ag segment during the fourth fiscal quarter driven by a short U.S. crop during the last harvest and the expectation of decreases in grain prices. Our processing and food ingredients businesses experienced a decrease in earnings of $16.7 million for the three months ended May 31, 2013 compared to the same period of the previous year. The decrease in earnings in our processing and food ingredients businesses primarily related to costs associated with a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility. We initiated the recall during our third fiscal quarter, which resulted in a $15.5 million reserve based on the minimum amount in our estimated loss range of $15.5 million to $65.0 million. We maintain liability insurance, which we believe is sufficient to offset most related product liability expenses. However, as of May 31, 2013, no insurance recoveries have been recorded related to this incident. In addition, we incurred costs of $8.9 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. Additional costs may be incurred in the future related to the recall. The decreased earnings in our processing and food ingredients businesses was partially offset by increased margins from our soybean crushing and refining businesses.

Corporate and Other generated income before income taxes of $19.1 million during the three months ended May 31, 2013 compared to $14.1 million during the three months ended May 31, 2012, an increase in earnings of $5.1 million (36%). Business solutions earnings decreased $0.8 million during the three months ended May 31, 2013 compared with the three months ended May 31, 2012, which reflected decreased operating margins in our financial services, hedging and insurance activities. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased $3.8 million during the three months ended May 31, 2013, compared to the same period of the previous year. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased $3.1 million during the three months ended May 31, 2013 compared to the same period of the previous year, primarily due to improved margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2013 was $250.8 million compared to $405.1 million for the three months ended May 31, 2012, which represents a $154.3 million (38%) decrease.

Revenues.  Consolidated revenues were $11.9 billion for the three months ended May 31, 2013 compared to $11.0 billion for the three months ended May 31, 2012, which represents a $0.9 billion (8%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $3.1 billion increased by $83.1 million (3%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. During the three months ended May 31, 2013 and 2012, our Energy segment recorded revenues from sales to our Ag segment of $116.1 million and $111.1 million, respectively, which are eliminated as part of the consolidation process. The net increase of $83.1 million is comprised of $168.1 million related to increased sales volumes, partially offset by a net decrease of $85.0 million related to decreased prices. Refined fuels revenues decreased $41.6 million (2%), of which $79.3 million related to a net average selling price decrease, partially offset by $37.6 million related to a 2% increase in volumes, compared to the same period of the previous year. The sales price of refined fuels decreased by $0.10 per gallon (3%). Sales volumes increased 2%, when compared with the same period of the previous year. Propane revenues increased $47.8 million (44%), which included $82.5 million from a 76% increase in volumes, partially offset by $34.7 million related to a decrease in the net average selling price, when compared to the same period of the previous year. The average selling price of propane decreased $0.23 per gallon (18%), when compared to the same period of the previous year. Renewable fuels marketing revenues increased $80.1 million (24%), primarily from a 7% increase in volumes and an increase in the average selling price of $0.37 per gallon (16%), when compared with the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $8.8 billion increased $832.7 million (10%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012.

Grain revenues in our Ag segment totaled $6.1 billion and $5.1 billion during the three months ended May 31, 2013 and 2012, respectively. The grain revenues increase of $1.0 billion (21%) is primarily due to a net increase in volumes of $1.3 billion (27%), partially offset by $308.9 million in decreased average grain selling prices, during the three months ended May 31, 2013 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.45 per bushel (5%) over the three months ended May 31, 2012. Wheat, corn and soybeans had increased volumes compared to the three months ended May 31, 2012.

Our processing and food ingredients revenues in our Ag segment of $508.6 million increased $77.8 million (18%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The net increase in revenues is comprised of $11.7 million from an increase in the average selling price of our oilseed products and a $66.1 million increase related to higher volumes, as compared to the three months ended May 31, 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrients revenues in our Ag segment totaled $924.7 million and $1.1 billion during the three months ended May 31, 2013 and 2012, respectively. Of the wholesale crop nutrients revenues decrease of $193.1 million (17%), $127.9 million was due to decreased volumes and $65.2 million related to a decrease in the average fertilizer selling prices, during the three months ended May 31, 2013 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $33.84 (7%) per ton compared to the same period of the previous year. Our wholesale crop nutrients volumes decreased 11% during the three months ended May 31, 2013 compared with the three months ended May 31, 2012 and was primarily due to the late planting season, as previously discussed.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.3 billion decreased by $79.2 million (6%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012, primarily the result of decreased revenues in our country operations sales of retail crop nutrients and crop protection products and was primarily due to the late planting season, as previously discussed. Other revenues within our Ag segment of $65.1 million increased $4.6 million (8%) during the three months ended May 31, 2013 compared to the same period of the previous year.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $11.5 billion for the three months ended May 31, 2013 compared to $10.4 billion for the three months ended May 31, 2012, which represents a $1.1 billion (10%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.8 billion increased by $161.7 million (6%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase in cost of goods sold is primarily due to increases in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold increased $38.0 million (2%), which reflects a 2% increase in volumes, while the average cost of refined fuels remained relatively flat when compared to the three months ended May 31, 2012. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 88,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries increased 9% compared to the three months ended May 31, 2012, which is reflected in the average cost of refined fuels. The increase in refined fuels cost of goods sold was partially offset by a net gain on the mark-to-market of our refinery margin hedges of $51.7 million compared to a net loss of $2.7 million in the same period of the previous fiscal year, and included an increase in the contingent crack spread liability related to our purchase of the noncontrolling interests of NCRA of $5.3 million, compared to a decrease of $2.6 million in the same period of the previous year. The cost of goods sold of propane increased $46.5 million (44%), which was reflected by a 76% increase in volumes, partially offset by an average cost decrease of $0.22 per gallon (18%), when compared to the three months ended May 31, 2012. Renewable fuels marketing costs increased $80.3 million (24%), primarily from a 7% increase in sales volumes, and an increase in the average cost of $0.37 per gallon (17%), when compared with the same period of the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $8.7 billion increased $911.1 million (12%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012.

Grain cost of goods sold in our Ag segment totaled $5.8 billion and $5.0 billion during the three months ended May 31, 2013 and 2012, respectively. The cost of grains and oilseed procured through our Ag segment increased $744.7 million (15%) compared to the three months ended May 31, 2012. This is primarily the result of a 27% increase in volumes, partially offset by a $0.87 (9%) decrease in the average cost per bushel, as compared to the same period of the previous year. The average month-end market price per bushel of soybeans, corn and spring wheat increased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $520.4 million increased $106.4 million (26%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012, which was primarily due to increases in the cost of soybeans purchased and increased volumes of oilseed refined products sold. The increase in cost of goods sold in our processing and food ingredients businesses included $15.5 million of costs associated with the previously discussed voluntary recall of certain soy protein products. In addition, we incurred costs of $8.9 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. Additional costs may be incurred in the future related to the recall.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $889.8 million and $1.1 billion during the three months ended May 31, 2013 and 2012, respectively. The net decrease of $163.2 million (15%) is comprised of a net decrease in tons sold of 11% and a decrease in the average cost per ton of fertilizer of $22 (5%), when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $71.0 million (6%) during the three months ended May 31, 2013 compared to the three months ended May 31, 2012, primarily the result of decreased revenues in our country operations sales of retail crop nutrients and crop protection products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $138.8 million for the three months ended May 31, 2013 increased by $9.5 million (7%) compared to the three months ended May 31, 2012. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment.

Interest, net.  Net interest of $66.4 million for the three months ended May 31, 2013 decreased $4.7 million compared to the three months ended May 31, 2012. Interest expense for the three months ended May 31, 2013 and 2012 was $71.2 million and $74.5 million, respectively. The decrease in interest expense of $3.2 million is primarily due to a $5.6 million decrease in patronage earned by the noncontrolling interests of NCRA when compared with the same period of the previous year. For the three months ended May 31, 2013 and 2012, we capitalized interest of $2.6 million and $2.4 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $2.3 million and $0.9 million for the three months ended May 31, 2013 and 2012, respectively.

Equity Income from Investments.  Equity income from investments of $27.6 million for the three months ended May 31, 2013 increased $2.8 million (11%) compared to the three months ended May 31, 2012. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings from investments in Corporate and Other of $6.7 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which increased $3.5 million and our wheat milling joint venture which also increased by $3.4 million compared to the three months ended May 31, 2012. The increase in Corporate and Other was partially offset by decreased earnings from investments in our Ag segment and Energy segment of $3.1 million and $0.9 million, respectively, when compared to the same period of the previous year.

Income Taxes.  Income tax expense of $27.1 million for the three months ended May 31, 2013, compared with $34.0 million for the three months ended May 31, 2012, resulting in effective tax rates of 9.7% and 7.7%, respectively. The federal and state statutory rates applied to nonpatronage business activity were 38.1% and 38.9% for the three months ended May 31, 2013 and 2012, respectively. The income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $1.5 million for the three months ended May 31, 2013 decreased by $0.1 million (7%) compared to the three months ended May 31, 2012.

Comparison of the nine months ended May 31, 2013 and 2012

General.  We recorded income before income taxes of $960.8 million during the nine months ended May 31, 2013 compared to $1.1 billion during the nine months ended May 31, 2012, a decrease of $100.7 million (9%). Operating results reflected decreased pretax earnings in both our Energy and Ag segments, partially offset by increased earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $707.6 million for the nine months ended May 31, 2013 compared to $734.1 million in the nine months ended May 31, 2012, representing a decrease of $26.5 million (4%). During the nine months ended May 31, 2013, we had a net loss on the mark-to-market for our refinery margin hedges of $6.0 million compared to a net gain of $50.0 million during the same period of the previous year. We experienced lower earnings in our refined fuels and renewable fuels marketing businesses, while our propane, lubricants and transportation businesses had improved earnings during the nine months ended May 31, 2013 when compared to the same period of the previous year. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Recently the price of RINs has been extremely volatile with prices increasing. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Our Ag segment generated income before income taxes of $202.7 million for the nine months ended May 31, 2013 compared to $289.5 million in the nine months ended May 31, 2012, a decrease in earnings of $86.7 million (30%). Our grain marketing earnings decreased by $43.7 million during the nine months ended May 31, 2013 compared with the same period in the prior year, primarily due to lower margins. Earnings from our wholesale crop nutrients business decreased $22.4 million for the nine months ended May 31, 2013 compared with the same period in fiscal 2012, primarily due to decreased product margins. Our country operations earnings decreased $19.5 million during the nine months ended May 31, 2013 compared to the same period in the prior year, primarily as a result of the late planting season which resulted in fewer acres being fertilized as some crops were planted without fertilizer. We expect lower grain volumes across our Ag segment during the fourth fiscal quarter driven by a short U.S. crop during the last harvest and the expectation of decreases in grain prices. Our processing and food ingredients businesses experienced a decrease in earnings of $2.5 million for the nine months ended May 31, 2013 compared to the same period of the previous year. The decrease in earnings in our processing and food ingredients businesses primarily related to $15.5 million of costs associated with the previously discussed voluntary recall of certain soy protein products In addition, we incurred costs of $8.9 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. Additional costs may be incurred in the future related to the recall. The decrease earnings in our processing and food ingredients businesses was partially offset by increased margins from our soybean crushing and refining businesses and $5.6 million in acquisition costs related to our acquisition of Solbar during the nine months ended May 31, 2012.

Corporate and Other generated income before income taxes of $50.4 million for the nine months ended May 31, 2013 compared to $37.8 million during the same period of the previous year, an increase in earnings of $12.6 million (33%). Business solutions experienced a net increase in earnings of $1.5 million for the nine months ended May 31, 2013 compared with the same period in the prior year, primarily due to increased earnings from our financing and insurance businesses. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $6.8 million for the nine months ended May 31, 2013, compared to the same period of the previous year, primarily from increased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $5.7 million during the nine months ended May 31, 2013 compared to the same period in the previous year.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2013 was $869.6 million compared to $899.7 million for the nine months ended May 31, 2012, which represents a $30.2 million decrease (3%).

Revenues.  Consolidated revenues were $33.5 billion for the nine months ended May 31, 2013 compared to $29.6 billion for the nine months ended May 31, 2012, which represents a $3.9 billion increase (13%).

Our Energy segment revenues of $9.0 billion, after elimination of intersegment revenues, decreased by $100.1 million (1%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012. During the nine months ended May 31, 2013 and 2012, our Energy segment recorded revenues from sales to our Ag segment of $352.6 million and $340.3 million, respectively. The net decrease in revenues is comprised of a net decrease of $221.2 million related to decreased prices, partially offset by an increase of $121.1 million related to increased sales volumes. Refined fuels revenues were relatively flat, as the $35.1 million increase in the net average selling price, was almost completely offset by a net decrease of $33.6 million in sales volumes, compared to the same period in the previous year. The sales price of refined fuels products increased $0.02 per gallon (1%), and sales volumes experienced a slight decrease of less than 1%, when compared to the same period of the previous year. Propane revenues decreased $60.9 million (9%), of which $228.9 million was related to a decrease in the net average selling price, partially offset by an increase of $168.0 million attributable to volume, when compared to the same period in the previous year. Propane sales volume increased 25%, while the average selling price of propane decreased $0.38 per gallon (27%) in comparison to the same period of the previous year. Renewable fuels marketing revenues decreased $44.1 million (4%), from a 6% decrease in volumes, partially offset by an increase in the average selling price of $0.06 per gallon (2%), when compared with the same period in the previous year.

Our Ag segment revenues of $24.5 billion increased $4.0 billion (20%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012.

Grain revenues in our Ag segment totaled $18.2 billion and $14.5 billion during the nine months ended May 31, 2013 and 2012, respectively. Of the grain revenues increase of $3.7 billion (26%), $2.1 billion is due to increased average grain selling prices and $1.6 billion is attributable to a net increase in volumes of 11% during the nine months ended May 31, 2013 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $1.17 per bushel (13%) over the same period in the previous year. Corn, wheat, and soybeans had increased volumes compared to the nine months ended May 31, 2012.

Our processing and food ingredients revenues in our Ag segment of $1.5 billion increased $365.8 million (34%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012. The net increase in revenues is comprised of $161.3 million from an increase in the average selling price of our oilseed products and an increase of $204.5 million related to increased volumes, including volumes from recent acquisitions, as compared to the nine months ended May 31, 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Our wholesale crop nutrients revenues in our Ag segment of $2.3 billion decreased $63.5 million (3%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012. Of the wholesale crop nutrients revenues decrease, $102.0 million related to a decreased in average fertilizer selling prices, partially offset by $38.5 million related to increased volumes, during the nine months ended May 31, 2013 compared to the same period of the previous year. Our wholesale crop nutrients volumes increased 2% during the nine months ended May 31, 2013 compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $21.87 per ton (4%) compared with the same period of the previous year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $2.5 billion increased by $38.9 million (2%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012, primarily the result of increased revenues in our country operations sales of retail crop nutrients and feed, partially offset by decreased crop protection products, which includes additional volumes from acquisitions. Other revenues within our Ag segment of $169.3 million during the nine months ended May 31, 2013 increased $9.5 million (6%) compared to the nine months ended May 31, 2012.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $32.1 billion for the nine months ended May 31, 2013 compared to $28.1 billion for the nine months ended May 31, 2012, which represents a $3.9 billion (14%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $8.0 billion decreased by $135.9 million (2%) during the nine months ended May 31, 2013 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to decreases in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold decreased $40.6 million (1%) which reflects a decrease in the average cost of refined fuels of $0.02 per gallon (1%), while volumes remained relatively flat when compared to the same period of the previous year. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 88,000 barrels of crude oil per day at NCRA's McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries remained relatively flat when compared to the nine months ended May 31, 2012. The decrease in refined fuels cost of goods sold was partially offset by a net loss on the mark-to-market of our refinery margin hedges of $6.0 million compared to a net gain of $50.0 million in the same period of the previous fiscal year, and an increase in the contingent crack spread liability related to our purchase of the noncontrolling interests of NCRA of $18.7 million, compared to a decrease of $6.7 million in the same period of the previous year. The cost of goods sold of propane decreased $63.6 million (10%) primarily from an average cost decrease of $0.38 per gallon (27%), partially offset by a 25% increase in volumes, when compared to the same period of the previous year. Renewable fuels marketing costs decreased $45.2 million (4%), primarily from a 6% decrease in volumes, partially offset by an increase in the average cost of $0.05 per gallon (2%), when compared with the same period in the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $24.0 billion, increased $4.1 billion (20%) during the nine months ended May 31, 2013 compared to the same period of the prior year.

Grain cost of goods sold in our Ag segment totaled $17.7 billion and $14.3 billion during the nine months ended May 31, 2013 and 2012, respectively. The cost of grains and oilseed procured through our Ag segment increased $3.4 billion (24%) compared to the nine months ended May 31, 2012. This is primarily the result of a $0.99 (11%) increase in the average cost per bushel and an 11% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat increased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.4 billion increased $350.3 million (33%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012, which was primarily due to increases in the cost of soybeans purchased and higher volumes of oilseed refined products sold, which includes volumes from recent acquisitions. The increase in cost of goods sold in our processing and food ingredients businesses included $15.5 million of costs associated with the previously discussed voluntary recall of certain soy protein products In addition, we incurred costs of $8.9 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. Additional costs may be incurred in the future related to the recall.

Our wholesale crop nutrients cost of goods sold in our Ag segment of $2.2 billion decreased $51.3 million (2%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012. The net decrease is comprised of a decrease in the average cost per ton of fertilizer of $18.91 (4%), partially offset by a 2% increase in tons sold, when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $17.9 million (1%) during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012, primarily the result of increased revenues of retail crop nutrients and crop protection products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $397.9 million for the nine months ended May 31, 2013 increased by $29.6 million (8%) compared to the nine months ended May 31, 2012. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment.

Interest, net.  Net interest of $187.0 million for the nine months ended May 31, 2013 increased $60.4 million compared to the same period of the previous year. Interest expense for the nine months ended May 31, 2013 and 2012 was $199.6 million and $135.8 million, respectively. The increase in interest expense of $63.8 million is primarily due to a $57.9 million increase in patronage earned by the noncontrolling interests of NCRA when compared with the same period of the previous year. The increase in interest expense was also partially due to increased short-term borrowings during the nine months ended May 31, 2013 compared to the same period of the previous year. The average level of short-term borrowings increased $27.6 million during the nine months ended May 31, 2013 compared to the same period of the previous year, of which $24.1 million related to CHS Capital activity. For the nine months ended May 31, 2013 and 2012, we capitalized interest of $8.2 million and $6.1 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $4.4 million and $3.1 million for the nine months ended May 31, 2013 and 2012, respectively.

Equity Income from Investments.  Equity income from investments of $72.4 million for the nine months ended May 31, 2013 increased $3.5 million (5%) compared to the nine months ended May 31, 2012. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings from investments in Corporate and Other of $12.2 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which increased $6.0 million and our wheat milling joint venture which also increased by $6.3 million. The increase in Corporate and Other was partially offset by decreased equity investment earnings in our Ag and Energy segments of $3.6 million and $5.1 million, respectively.

Income Taxes.  Income tax expense was $87.0 million for the nine months ended May 31, 2013 compared with $86.6 million for the nine months ended May 31, 2012, resulting in effective tax rates of 9.1% and 8.2%, respectively. The federal and state statutory rates applied to nonpatronage business activity were 38.1% and 38.9% for the nine month periods ended May 31, 2013 and 2012, respectively. The income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Income attributable to noncontrolling interests of $4.1 million for the nine months ended May 31, 2013 decreased by $71.0 million (94%) compared to the nine months ended May 31, 2012. Beginning in the second quarter of fiscal 2012, in connection with our agreement to purchase the noncontrolling interests, earnings from NCRA are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On May 31, 2013, we had working capital, defined as current assets less current liabilities, of $2,959.8 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012. On May 31, 2012, we had working capital of $2,854.6 million and a current ratio of 1.6 to 1.0, compared to working capital of $2,776.5 million and a current ratio of 1.5 to 1.0 on August 31, 2011.

On May 31, 2013, August 31, 2012 and May 31, 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion, which had no amounts outstanding as of May 31, 2013, August 31, 2012 and May 31, 2012. In June 2013, we terminated and replaced both of the existing revolving credit facilities with a new five-year revolving facility with a committed amount of $2.5 billion. The major financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.0 to 1.0. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.8 to 1.0 at any time. As of May 31, 2013, we were in compliance with all covenants. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Our cash flows provided by operating activities were $1,446.3 million and $995.3 million for the nine months ended May 31, 2013 and 2012, respectively. The fluctuation in cash flows when comparing the two periods is primarily from significant increases in cash inflows for net changes in operating assets and liabilities during the nine months ended May 31, 2013, compared to a slight decrease during the nine months ended May 31, 2012. Commodity prices decreased during the nine months ended May 31, 2013, and resulted in decreased working capital needs compared to August 31, 2012.

Our operating activities provided net cash of $1,446.3 million during the nine months ended May 31, 2013. Net income including noncontrolling interests of $873.7 million, net non-cash expenses and cash distributions from equity investments of $189.6 million and a decrease in net operating assets and liabilities of $382.9 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $199.1 million and the loss on the crack spread contingent liability of $18.7 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices resulting in a decrease in margin deposits, net derivative assets and a decrease in inventory quantities on May 31, 2013, when compared to August 31, 2012. These decreases were partially offset by a decrease in customer margin deposits. On May 31, 2013, the per bushel market prices of our primary grain commodities; corn, soybeans and spring wheat, decreased by $1.41 (18%), $2.55 (14%) and $1.12 (12%), respectively when compared to the spot prices on August 31, 2012. In general, crude oil market prices decreased $5 per barrel (5%) on May 31, 2013 when compared to August 31, 2012. On May 31, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 1% and 19%, depending on the specific products, compared to prices on August 31, 2012. A decrease in grain inventory quantities in our Ag segment of 35.5 million bushels (25%) contributed to the decreases in net operating assets and liabilities when comparing inventories at May 31, 2013 to August 31, 2012.

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

Cash Flows from Investing Activities

For the nine months ended May 31, 2013 and 2012, the net cash flows used in our investing activities totaled $468.0 million and $450.3 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash, totaling $427.1 million and $315.6 million for the nine months ended May 31, 2013 and 2012, respectively.

Expenditures for major repairs related to our refinery turnarounds were $53.8 million and $20.9 million during the nine months ended May 31, 2013 and 2012, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana refinery completed turnarounds during the nine months ended May 31, 2013 and 2012.

For the year ending August 31, 2013, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $750.0 million. Included in our expected capital expenditures for fiscal 2013, is $164.0 million for a project to replace a coker at one of our refineries with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $60.4 million of costs related to the coker project in fiscal 2012 and $71.3 million during the nine months ended May 31, 2013. We also began a $327.0 million expansion at NCRA's McPherson, Kansas refinery in the third quarter of fiscal 2013 which is anticipated to be completed in fiscal 2016.

Cash acquisitions of businesses, net of cash acquired, totaled $12.4 million and $159.4 million during the nine months ended May 31, 2013 and 2012, respectively. During the nine months ended May 31, 2012, we acquired Solbar for $127.8 million and a soybean crushing facility in Creston, Iowa, for $32.3 million, which are included in our Ag segment.

Investments made in joint ventures and other investments during the nine months ended May 31, 2013 and 2012 totaled $13.9 million and $29.6 million, respectively.

Changes in notes receivable during the nine months ended May 31, 2013 and 2012 resulted in net increases in cash flows of $27.7 million and $65.9 million, respectively. The primary cause of the increase in cash flows during the nine months ended May 31, 2013 was a decrease in CHS Capital notes receivable of $94.6 million. During the nine months ended 2012, the primary cause of the increase in cash flows was a decrease in CHS Capital notes receivable of $112.3 million.

Cash Flows from Financing Activities

For the nine months ended May 31, 2013 and 2012, the net cash flows used in our financing activities totaled $556.1 million and $784.0 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On May 31, 2013 and 2012, we had two primary committed lines of credit. We had a three-year revolving facility and a five-year revolving facility, each with committed amounts of $1.25 billion, for a total of $2.5 billion. In June 2013, we terminated and replaced both of the existing revolving credit facilities with a new five-year revolving facility with a committed amount of $2.5 billion. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million. In December 2011, the line of credit dedicated to NCRA was renewed and expires in December 2014. We also have a three-year, $40.0 million committed revolving facility, with the right to increase the capacity to $120.0 million that expires in November 2013. Our wholly-owned subsidiaries, CHS Europe S.A. and CHS Agronegocio Industria e Comercio Ltda., have uncommitted lines of credit which are collateralized by $290.4 million of inventories and receivables at May 31, 2013. In addition, other international subsidiaries have lines of credit totaling $142.5 million outstanding at May 31, 2013, of which $20.9 million is collateralized. On May 31, 2013, August 31, 2012 and May 31, 2012, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $432.9 million, $269.8 million and $201.6 million.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On May 31, 2013, August 31, 2012 and May 31, 2012, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $300.0 million as of May 31, 2013, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.07% as of May 31, 2013. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $103.5 million as of May 31, 2013.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.01% to 2.95% as of May 31, 2013. As of May 31, 2013, the total funding commitment under these agreements was $260.8 million, of which $78.0 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $249.6 million as of May 31, 2013, of which $133.3 million was borrowed under these commitments with an interest rate of 1.65%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of May 31, 2013, and are due upon demand. Borrowings under these notes totaled $124.4 million as of May 31, 2013.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On May 31, 2013, we had total long-term debt outstanding of $1,484.1 million, of which $150.0 million was bank financing, $1,279.1 million was private placement debt and $55.0 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, has not changed significantly during the nine months ended May 31, 2013. On August 31, 2012 and May 31, 2012, we had total long-term debt outstanding of $1,440.4 million and $1,481.4 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $21.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2013.

During the nine months ended May 31, 2013, we borrowed $100.0 million on a long-term basis. We did not have any new long-term borrowings during the nine months ended May 31, 2012. During the nine months ended May 31, 2013 and 2012, we repaid long-term debt of $56.4 million and $55.7 million, respectively.

Other Financing:

During the nine months ended May 31, 2013, pursuant to our agreement to acquire the remaining shares of NCRA, we made the first payments for the mandatorily redeemable noncontrolling interests to Growmark and MFA in the amounts of $48.0 million and $18.0 million, respectively; increasing our ownership to 79.2%.

Changes in checks and drafts outstanding resulted in decreases in cash flows of $18.9 million and $35.1 million during the nine months ended May 31, 2013 and 2012.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Consenting patrons have agreed to take both the cash and capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2012, were distributed during the nine months ended May 31, 2013. The cash portion of this distribution, deemed by the Board of Directors to be 35% for individual members and 40% for nonindividual members was $381.0 million. During the nine months ended May 31, 2012, we distributed cash patronage of $260.6 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, $185.0 million was redeemed in cash during the nine months ended May 31, 2013, compared to $138.4 million distributed in cash during the nine months ended May 31, 2012.

Our 8% Cumulative Redeemable Preferred Stock (Preferred Stock) is listed on the NASDAQ Stock Market LLC under the symbol CHSCP. On May 31, 2013, we had 12,272,003 shares of Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. Our Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our Preferred Stock during the nine months ended May 31, 2013 and 2012, were $18.4 million and $18.4 million, respectively.

Our Preferred Stock is redeemable at our option. At this time, we have no current plan or intent to redeem any Preferred Stock.

Off Balance Sheet Financing Arrangements

Lease Commitments

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the nine months ended May 31, 2013.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2013, our bank covenants allowed maximum guarantees of $500.0 million, of which $35.7 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of May 31, 2013.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the nine months ended May 31, 2013.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2012, have not materially changed during the nine months ended May 31, 2013.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2013, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended May 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices, as well as global and domestic economic downturns and risks.
Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, it could adversely affect our operating results. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and liquidity and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income. In addition, the level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions, may lead to a reduced demand for agricultural commodities, which could have a material adverse effect on our business, financial condition, liquidity and prospects. Additionally, weak global conditions and adverse conditions in global financial markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our business, financial condition, liquidity and prospects.
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
levels of worldwide and domestic supplies;
capacities of domestic and foreign refineries;
the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls, and the price and level of foreign imports;
disruption in supply;
political instability or armed conflict in oil-producing regions;
the level of consumer demand;
the price and availability of alternative fuels;
the availability of pipeline capacity; and
domestic and foreign governmental regulations and taxes.

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

Our revenues, results of operations and cash flows could be materially and adversely affected if our members were to do business with others rather than with us.
We do not have an exclusive relationship with our members and our members are not obligated to supply us with their products or purchase products from us. Our members often have a variety of distribution outlets and product sources available to them. If our members were to sell their products to other purchasers or purchase products from other sellers, our revenues would decline and our results of operations and cash flows could be materially and adversely affected.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which would have a material adverse effect on us.
We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, and may be more successful in marketing and selling their products than we are with ours. Competitive factors include price, service level, proximity to markets, product quality and marketing. In our business segments, we compete with certain companies that are larger, better known and have greater marketing, financial, personnel and other resources. As a result, we may not be able to continue to compete successfully with our competitors, which would have a material adverse effect on our business, financial condition, liquidity and prospects.

Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income and cash flows significantly.
Current federal income tax laws, regulations and interpretations regarding the taxation of cooperatives, which allow us to exclude income generated through business with or for a member (patronage income) from our taxable income, could be changed.

If this occurred, or if in the future we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to unanticipated expenditures and liabilities.
We are subject to numerous federal, state and local provisions regulating our business and operations and we incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses.
We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, and recalls of our products.

Changing environmental and energy laws and regulation, may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.
New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures.
It is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases (GHGs) (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our energy products, which would have a material adverse effect on our business, financial condition, liquidity and prospects. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or substantial modifications to existing equipment. Furthermore, the actual effects of climate change on our businesses are, however, unknown and undeterminable at this time.
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

Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.
The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. These efforts to change the regulation of financial markets may subject users of derivatives, such as CHS, to extensive oversight and regulation by the Commodities Futures Trading Commission (CFTC). Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, are in the process of being finalized and adopted and we will continue to monitor these developments. Any of these matters could have material adverse effect on our business, financial condition, liquidity and prospects.

Environmental liabilities could have a material adverse effect on us.
Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and above-ground tanks.

Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines and injunctions. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages and to adverse publicity, which would have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized until the related costs are considered probable and can be reasonably estimated.

Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.
If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or a loss of consumer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop products that satisfy new consumer preferences, there will be a decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity and prospects.

We are susceptible to seasonality.
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

Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unanticipated liabilities.
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
someone may accidentally or intentionally introduce a computer virus to our information technology systems; and
an occurrence of a pandemic flu or other disease affecting a substantial part of our workforce or our customers could cause an interruption in our business operations.
The effects of any of these events could be significant. We maintain insurance coverages against many, but not all potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on us.

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

Consolidation among the producers of products we purchase and customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.
Consolidation has occurred among the producers of products we purchase, including crude oil, fertilizer and grain, and it is likely to continue in the future. Consolidation could increase the price of these products and allow suppliers to negotiate pricing, supply availability and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products to enter into supply relationships with a smaller number of producers, resulting in potentially higher prices for the products we purchase.
Consolidation among purchasers of our products and in wholesale and retail distribution channels has resulted in a smaller customer base for our products and intensified the competition for these customers. For example, ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of these businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide rather than just regionally or locally. If these distributors, brokers and retailers elect not to purchase our products, our revenues, results of operations and cash flows could be materially and adversely affected.
In the fertilizer market, consolidation at both the producer and customer level increases the threat of direct sales from the producer to the consumer.

If our customers choose alternatives to our refined petroleum products, our revenues, results of operations and cash flows could be materially and adversely affected.
Numerous alternative energy sources currently under development could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our products for environmental or other reasons, demand for our energy products would decline. Demand for our gasoline, diesel fuel and other refined petroleum products also could be adversely affected by increased fuel efficiencies. Declining demand for our energy products could materially and adversely affect us.

Our agronomy business is volatile and dependent upon certain factors outside of our control.
Planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs, grain prices and the perception held by the producer of demand for production. Weather conditions during the spring planting season and early summer spraying season also affect agronomy product volumes and profitability. As a result, factors outside of our control could materially and adversely affect our revenues, results of operations and cash flows.

Technological improvements in agriculture could decrease the demand for our agronomy and energy products.
Technological advances in agriculture could decrease the demand for crop nutrients, energy and other crop input products and services that we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our crop nutrients and crop protection products. Demand for fuel that we sell could decline as technology allows for more efficient usage of equipment. Declining demand for our products could materially and adversely affect us.

We operate some of our business through joint ventures in which our rights to control business decisions are limited.
Several parts of our business, including in particular, portions of our grain marketing, wheat milling and foods operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might become bankrupt or fail to fund their share of required capital contributions, in which case we and any other remaining co-venturers would generally be liable for the joint venture's liabilities. Co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. In addition, we may in certain circumstances be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Joint venture agreement among CHS Inc., Cargill, Incorporated, and ConAgra Foods, Inc., dated March 4, 2013. (*)
10.2	Amendment No. 3 to the CHS Inc. Supplemental Executive Retirement Plan (2010 Restatement). (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

_______________________________________
(*)    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 10, 2013.

CHS Inc.
(Registrant)

July 10, 2013	/s/ David A. Kastelic
David A. Kastelic
Executive Vice President and Chief
Financial Officer