Form 10-K
period 2013-08-31
CHS INC
filed 2013-11-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-50150
________________________________________
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077 (Address of principal executive office, including zip code)	(651) 355-6000 (Registrant’s Telephone number, including area code)
________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

8% Cumulative Redeemable Preferred Stock	The NASDAQ Stock Market LLC
Class B Cumulative Redeemable Preferred Stock	(Name of Each Exchange on Which Registered)
(Title of Class)
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
YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us") is one of the nation’s leading integrated agricultural companies, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, which is listed on the NASDAQ Stock Market LLC (NASDAQ) under the symbol CHSCP. On August 31, 2013, we had 12,272,003 shares of our 8% Cumulative Redeemable Preferred Stock outstanding. During September 2013, we issued 11,319,175 shares of Class B Cumulative Redeemable Preferred Stock (Class B Preferred Stock), which is listed on the NASDAQ under the symbol CHSCO. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the fiscal year ended August 31, 2013, our total revenues were $44.5 billion and net income attributable to CHS Inc. was $992.4 million.

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

The following table presents a summary of our primary subsidiary holdings and equity investments for both of our business segments and Corporate and Other at August 31, 2013:

Business Segment	Entity Name	Business Activity	CHS Ownership%	Income Recognition
Energy	National Cooperative Refinery Association	Petroleum refining	79.2%	Consolidated
	Front Range Pipeline, LLC	Crude oil transportation	100%	Consolidated
	Cenex Pipeline, LLC	Finished product transportation	100%	Consolidated
Ag	CHS Agronegocio - Industria e Comercio Ltda	Grain and fertilizer procurement and merchandising in Brazil	100%	Consolidated
	TEMCO, LLC	Grain exporter	50%	Equity Method
	CHS Canada, Inc.	Grain procurement and merchandising in Canada	100%	Consolidated
	CHS Country Operations Canada, Inc.	Agronomy retailer	100%	Consolidated
	CHS Europe S.A.	Grain and fertilizer merchandising in Europe	100%	Consolidated
	CHS Ukraine, LLC	Grain procurement and merchandising in Ukraine	100%	Consolidated
	Atman Comercio de Produtos	Crop input distribution and grain procurement in Brazil	100%	Consolidated
	CHSINC Iberica S.L.	Grain merchandising in Spain	100%	Consolidated
	CHS de Argentina S.A.	Grain and fertilizer merchandising in Argentina	100%	Consolidated
	CHS de Paraguay SRL	Grain procurement and merchandising in Paraguay	100%	Consolidated
	CHS Argritrade Bulgaria LTD	Grain procurement and merchandising in Bulgaria	100%	Consolidated
	CHS Argritrade Hungary LTD	Grain procurement and merchandising in Hungary	100%	Consolidated
	CHS Argritrade Romania S.R.L.	Grain procurement and merchandising in Romania	100%	Consolidated
	CHS Serbia D.O.O. Novi Sad	Grain procurement and merchandising in Serbia	100%	Consolidated
	Agromarket, LLC	Grain procurement and merchandising in Russia	100%	Consolidated
	S.C. Silotrans S.R.L.	Romanian grain terminal port facility	96%	Consolidated
	CZL LTD	Grain procurement and merchandising in Japan	51%	Consolidated
	CHS Singapore Trading Company PTE. LTD.	Grain procurement and merchandising in Asia Pacific region	100%	Consolidated
	CHS (Shanghai) Trading Co., Ltd.	Grain merchandising in China	100%	Consolidated
	CHS South Sioux City, Inc.	Soy isolates processing facility	100%	Consolidated
	CHS Israel Protein Foods LTD	Israeli soybean processing and textured soy production facilities	100%	Consolidated
	S.P.E. CHS Plant Extracts LTD	Israeli textured soy production facility	100%	Consolidated
	Solbar Ningbo Food, Ltd.	Chinese textured soy production facility	100%	Consolidated
Corporate and Other	Ventura Foods, LLC	Food manufacturing and distributing	50%	Equity Method
	Horizon Milling, LLC	Wheat milling in U.S.	24%	Equity Method
	Horizon Milling ULC	Wheat milling in Canada	24%	Equity Method
	CHS Hedging Inc.	Risk management products broker	100%	Consolidated
	CHS Insurance Services, LLC	Insurance agency	100%	Consolidated
	CHS Capital, LLC	Finance company	100%	Consolidated

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

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 84.0% ownership interest as of September 1, 2013) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,350 independent retail sites, of which 75% are convenience stores marketing Cenex® branded fuels. For fiscal 2013, our Energy revenues, after elimination of inter-segment revenues, were $12.5 billion and were primarily from gasoline and diesel fuel.

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

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 43% gasoline, 37% diesel fuel and other distillates, 6% petroleum coke, and 12% asphalt and other products. Refined fuels produced at Laurel are available via rail cars and the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington, south via common carrier pipelines to Wyoming terminals and Denver, Colorado, and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.

McPherson Refinery.  The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we owned approximately 79.2% as of August 31, 2013. Our ownership increased to approximately 84.0% in September 2013, upon the second closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA. See Note 17, Acquisitions for additional information. The McPherson refinery processes approximately 76% low and medium sulfur crude oil and 24% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. NCRA sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

The McPherson refinery processes approximately 85,000 barrels of crude oil per day to produce refined products that consist of approximately 49% gasoline, 45% diesel fuel and other distillates, and 2% propane and other products. Approximately 26% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

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

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. For fiscal 2013, we obtained approximately 58% of the refined products we sold from our Laurel and McPherson refineries, and approximately 42% from third parties.

Sales and Marketing; Customers

We make approximately 76% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex trade name. We sold approximately 1.2 billion gallons of gasoline and approximately 1.8 billion gallons of diesel fuel in fiscal 2013, excluding NCRA’s sales to minority owners and others totaling approximately 283 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency (EPA), the Department of Transportation (DOT) and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposition of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. Failure to comply with these laws, regulations and rules could subject us (and, in the case of the McPherson refinery, NCRA) to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the Chicago Mercantile Exchange (CME) and the U.S. Commodity Futures Trading Commission (CFTC).

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

Summary Operating Results

Summary operating results and identifiable assets for our Energy segment are shown below for the selected fiscal years:

	2013	2012	2011
	(Dollars in thousands)
Revenues	$12,982,293	$12,816,542	$11,467,381
Cost of goods sold	11,846,458	11,514,463	10,694,687
Gross profit	1,135,835	1,302,079	772,694
Marketing, general and administrative	172,136	155,786	142,708
Operating earnings	963,699	1,146,293	629,986
Loss on investments	—	4,008	1,027
Interest, net	148,366	122,302	5,829
Equity income from investments	(1,357)	(7,537)	(6,802)
Income before income taxes	$816,690	$1,027,520	$629,932
Intersegment revenues	$(481,465)	$(467,583)	$(383,389)
Total identifiable assets	$4,409,594	$3,704,796

AG

Our Ag segment includes crop nutrients, country operations, grain marketing and processing and food ingredients. Revenues in our Ag segment primarily include grain sales, which were $23.8 billion for fiscal 2013 after elimination of inter-segment revenues.

Crop Nutrients

Overview

We believe our North American wholesale crop nutrients business is one of the largest wholesale fertilizer businesses in the U.S. based on tons sold and accounts for approximately 11% of the U.S. market. Tons sold include sales to our country operations business. There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and sell.

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

Sales and Marketing; Customers

Our wholesale crop nutrients business sells to local retailers from New York to the west coast and from Canada to Texas. Our largest customer is our own country operations business, which is also included in our Ag segment. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

Industry; Competition

Regulation.  Our wholesale crop nutrients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposition of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. In addition, environmental laws impose liability on owners and operators of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, for investigation and remediation. In some instances, such liability exists regardless of fault.

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

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and customers with access to a full range of products, programs and services for production agriculture. Country operations operates 442 locations through 73 business units, the majority of which have local producer boards dispersed throughout Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Michigan, Wisconsin, Washington and Canada. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our locations, our country operations business units purchase grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is sold through our grain marketing operations, used for livestock feed production or sold to other processing companies. For the year ended August 31, 2013, country operations purchased approximately 606 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 578 million were purchased from members and 346 million were sold through our grain marketing operations.

Other Products.  Our country operations business units manufacture and sell other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflower products.

Industry; Competition

Regulation.  Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposition of wastes and other materials; and the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose liability on owners and operators of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, for investigation and remediation. In some instances, such liability exists regardless of fault. Our country operations business is also subject to laws and related regulations and rules administered by the United States Department of Agriculture (USDA), the United States Food and Drug Administration (FDA), and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the CME and the CFTC.

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill), Columbia Grain, Export Grain Terminal, United Grain, Gavilon, local cooperatives, private grain companies and processors at the majority of our locations in our trade territory, as previously defined in the “Overview.”

Competitors for our farm supply businesses include Cargill, Agrium, Simplot, Helena, Wilbur Ellis, local cooperatives and smaller private companies at the majority of locations throughout our trade territory. In addition, Land O’Lakes Purina Feed, Hubbard Milling, ADM and Cargill are our major competitors for the sale of feed products.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling over 2.1 billion bushels annually. During fiscal 2013, we purchased approximately 50% of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through TEMCO, LLC (TEMCO), a 50% joint venture with Cargill.

Operations

Our grain marketing operations purchase grain directly and indirectly from agricultural producers primarily in the Midwestern and western United States. The purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and arranging for its transportation to that location. The sale of grain is recorded after title to the commodity has transferred and final weights, grades and settlement price have been agreed upon. Amounts billed to the customer as part of a sales transaction include the costs for shipping and handling. Our ability to arrange efficient transportation, including loading capabilities onto unit trains, ocean-going vessels and barges, is a significant part of the services we offer to our customers. Rail, vessel, barge and truck transportation is carried out by third parties, often under long-term freight agreements with us. Grain intended for export is usually shipped by rail or barge to an export terminal, where it is loaded onto ocean-going vessels. Grain intended for domestic use is usually shipped by rail or truck to various locations throughout the country.

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

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations' international customers. This business has expanded its operations into the procurement and marketing of multiple commodities, including fertilizers. During fiscal 2007, we invested in a Brazil-based joint venture, Multigrain AG (Multigrain). During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd. (Mitsui), for $225.0 million and recognized a pre-tax gain of $119.7 million from the sale. During fiscal 2013 and 2012, we used some of the proceeds from the transaction for other investment opportunities in South America and we intend to use the balance of the proceeds for additional investments.

We have opened additional international offices between fiscal 2007 and 2013 throughout the world. These include offices and operations in Europe, South America, the Black Sea and Mediterranean Basin regions and the Asia-Pacific region.

For sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide we have offices in Geneva, Switzerland; Barcelona, Spain; Kiev, Ukraine; Krasnodar, Russia; Budapest, Hungary; Novi Sad, Serbia; Bucharest, Romania; Sofia, Bulgaria; and a marketing office in Amman, Jordan. With the Agri Point acquisition in fiscal 2011, we have a deep water port in Constanta, Romania, a barge loading facility on the Danube River in Giurgiu, Romania, and an inland grain terminal at Oroshaza, Hungary. In addition, we own three grain transshipment points in Russia and we have an investment in a port facility in Odessa, Ukraine. In the Pacific Rim area, we have offices in Singapore; Seoul, South Korea; Hong Kong; Taipei, Taiwan; and Shanghai, China that serve customers receiving grains and oilseeds from our origination points in North America, South America and the Black Sea Regions. In South America we have grain merchandising offices to source grains in Sao Paulo, Brazil; Ciudad de Este, Paraguay; and Buenos Aires, Argentina. Finally, we sell and market crop nutrients from our Geneva, Switzerland; Sao Paulo, Brazil; Ciudad de Este, Paraguay; and Buenos Aires, Argentina offices.
Our grain marketing operations may have significant working capital needs, at any time, depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

Our grain marketing operations purchased approximately 2.1 billion bushels of grain during the year ended August 31, 2013, which primarily included corn, soybeans, wheat and distillers dried grains with solubles. Of the total grains purchased by our grain marketing operations, 689 million bushels were from our individual and cooperative association members, 346 million bushels were from our country operations business and the remainder was from third parties.

Sales and Marketing; Customers

Purchasers of our grain and oilseed include domestic and foreign millers, maltsters, feeders, crushers and other processors. To a much lesser extent, purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer, and its supply relationships call for delivery of grain at prevailing market prices.

Industry; Competition

Regulation.  Our grain marketing operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; and the transportation, handling and disposition of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose liability on owners and operators of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, for investigation and remediation. In some instances, such liability exists regardless of fault. Our grain marketing operations are also subject to laws and related regulations and rules administered by the USDA, the FDA, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the CME and the CFTC.

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

Our domestic soy processing facilities are located in areas with a strong production base of soybeans and end-user market for the meal and soyflour. We purchase our soybeans from members, global offices and third parties with a tightly integrated connection with our Grain Marketing division. Our crushing operations currently produce approximately 95% of the crude soybean oil that we refine, and purchase the balance from outside suppliers.

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

Regulation.  Our processing and food ingredients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the Department of Transportation and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes and other hazardous materials; and the transportation, handling and disposition of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose liability on owners and operators of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, for investigation and remediation. In some instances, such liability exists regardless of fault. Our Processing segment's operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture, the United States Food and Drug Administration, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners, to administrative penalties, injunctive relief, civil remedies and possible recalls of products.

Summary Operating Results

Summary operating results and identifiable assets for our Ag segment are shown below for the selected fiscal years:

	2013	2012	2011
	(Dollars in thousands)
Revenues	$31,909,791	$28,181,445	$25,767,033
Cost of goods sold	31,341,453	27,544,040	25,204,301
Gross profit	568,338	637,405	562,732
Marketing, general and administrative	312,616	273,757	229,369
Operating earnings	255,722	363,648	333,363
(Gain) loss on investments	(27)	1,049	(118,344)
Interest, net	71,597	57,915	57,438
Equity income from investments	(15,194)	(22,737)	(40,482)
Income before income taxes	$199,346	$327,421	$434,751
Total identifiable assets	$6,146,547	$7,316,410

CORPORATE AND OTHER

Business Solutions

Financial Services.  We have provided open account financing to approximately 90 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

CHS Capital, LLC.  CHS Capital, LLC (CHS Capital), a finance company formed in fiscal 2005, makes seasonal and term loans to member cooperatives and individual producers.

CHS Hedging Inc.  Our controlled subsidiary, CHS Hedging Inc., is a registered Futures Commission Merchant and a clearing member of both the Minneapolis Grain Exchange and the Chicago Board of Trade. In October 2012, CHS Hedging's name was changed from Country Hedging, Inc. CHS Hedging provides full-service commodity risk management brokerage and consulting services to its customers, primarily in the areas of agriculture and energy.

CHS Insurance Group.  Our wholly-owned subsidiary, CHS Insurance Services, LLC (CHS Insurance), is a full-service independent insurance agency. In November 2013, the LLC's name was changed from Ag States Agency, LLC to CHS Insurance. It sells all lines of insurance, including property and casualty, group benefits and surety bonds. Its approximately 1,600 customers are primarily agribusinesses, including cooperatives and independent elevators, energy, agronomy, feed and seed plants, implement dealers and food processors. Impact Risk Funding, Inc. PCC, (IRF), a wholly-owned subsidiary of CHS

Insurance, was incorporated as a protected cell captive insurer in the District of Columbia in July 2010. IRF was created as an insurance entity to provide alternative risk financing options for customers.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we hold an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling is the largest U.S. wheat miller based on output volume. We own five mills that we lease to Horizon Milling. During fiscal 2013, 2012 and 2011, we invested $7.7 million, $3.0 million and $3.1 million, respectively, in Horizon Milling. Sales and purchases of wheat and durum by us to Horizon Milling during fiscal 2013 were $531.1 million and $40.3 million, respectively. Horizon Milling’s advance payments on grain to us were $5.0 million on August 31, 2013, and are included in customer advance payments on our Consolidated Balance Sheet. We account for Horizon Milling using the equity method of accounting and on August 31, 2013, our investment was $92.6 million. On August 31, 2013, our net book value of assets leased to Horizon Milling was $46.9 million.

During fiscal 2007, we formed Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired a Canadian grain-based foodservice and industrial business, which includes two flour milling operations and two dry baking mixing facilities in Canada. We account for the investment using the equity method of accounting, and on August 31, 2013, our investment was $19.3 million. In September 2013, Horizon Milling G.P. was dissolved and restructured as Horizon Milling, ULC - a Nova Scotia ULC (Horizon Milling, ULC).

In March 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling and Horizon Milling ULC assets and the assets currently leased by CHS to Horizon Milling, with CHS holding a 12% interest. Upon closing, Ardent Mills is expected to be financed with funds from third-party borrowings, which would not require credit support from the owners. The borrowings are anticipated to be no less than $600 million with proceeds distributed to each owner in proportion to the ownership interests, adjusted for any deviations in specified working capital target amounts. The transaction is expected to close in our fiscal 2014, subject to financing and certain other customary closing conditions. In connection with the closing, the parties will also enter into various ancillary and non-compete agreements, including, among other things, an agreement for CHS to supply Ardent Mills with certain wheat and durum products.

Foods

Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods) which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2013, our investment was $309.5 million.

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

Ventura Foods currently has 11 manufacturing and distribution locations across the United States. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm/coconut oil, peanut oil and other ingredients and supplies, from various national and overseas suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ 2013 fiscal year, Sysco accounted for 22% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Major competitors include ADM, Cargill, Bunge, Unilever, ConAgra, Stratas Foods LLC, Kraft and CF Sauer, Ken’s, Marzetti and Nestle.

Agriliance, LLC

Agriliance LLC (Agriliance) is owned and governed by CHS (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment, using the equity method of accounting, within Corporate and Other. Prior to September 1, 2007,

Agriliance was a wholesale and retail crop nutrients and crop protection products company. In September 2007, Agriliance distributed the assets of the crop nutrients business to us, and the assets of the crop protection business to Land O’Lakes. Agriliance has ceased its business activities and primarily holds long-term liabilities. During the year ended August 31, 2012, we made cash contributions of $45.4 million to Agriliance, which were primarily used to fully fund the Agriliance Employee Retirement Plan, the assets of which were subsequently transferred to CHS and Land O' Lakes, Inc. during fiscal 2012. During the year ended August 31, 2011 we received $28.0 million, of cash distributions from Agriliance as returns of capital for proceeds from the sale of many of the Agriliance retail facilities, and the collection of receivables. We recorded pre-tax gains of $9.0 million during fiscal 2011, related to these cash distributions.

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

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure on flat price fluctuations. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

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

EMPLOYEES

On August 31, 2013, we had 10,716 full, part-time, temporary and seasonal employees, which included 673 employees of NCRA. Of that total, 2,815 were employed in our Energy segment, 5,372 in our country operations business (including approximately 1,113 seasonal and temporary employees), 172 in our crop nutrients operations, 1,032 in our grain marketing operations, 787 in our processing and food ingredients operations and 538 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions: the United Steel Worker (USW) Union Local 11- 443 represents 195 refinery employees for which agreements are in place through January 31, 2015 and the Oil Basin Pipeliners Union (OBP) represents 20 pipeline employees for which they have an evergreen labor agreement that renews every September 1 unless 60 days' notice is given. The contracts covering the NCRA McPherson, Kansas refinery include 302 employees represented by the United Steel Workers of America (USWA) that are in place through June 2015. There are currently 78 CHS employees in transportation and lubricant plant operations covered by collective bargaining agreements with the Teamsters that expire at various times, including a labor contract with Montana drivers which represents 22 employees, one with Wisconsin drivers representing 27 employees and one with lubricant plant production workers representing 29 employees.

Certain production workers in our processing and food ingredients operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTWGM) representing 119 employees, which expires on June 30, 2017 and the Pipefitters' Union representing 2 employees, which expires on April 30, 2014. The BTWGM also represents 39 employees at our Superior, Wisconsin grain export terminal with a contract expiring on June 30, 2016. Various union contracts cover employees in other grain and crop nutrient terminal operations: the USWA represents 77 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring on May 31, 2016; and the Teamsters represent 8 employees at our Winona, Minnesota river terminal with a contract expiring on February 28, 2015. Finally, certain employees in our country operations business are represented by collective bargaining agreements with the BTWGM which represents 26 employees in two locations, Hermiston, Oregon and Great Falls, Montana, with contracts expiring on December 31, 2014 and June 30, 2014, respectively.

MEMBERSHIP IN CHS AND AUTHORIZED CAPITAL

Introduction

We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons. Our patrons, not us, are subject to income taxes on income from patronage sources, which is distributed to them as qualified patronage. We are subject to income taxes on undistributed patronage income, non-qualified patronage distributions and non-patronage-sourced income. See “— Tax Treatment” below.

Distribution of Net Income; Patronage Dividends

We are required by our organizational documents annually to distribute net earnings derived from patronage business with members to members on the basis of patronage, except that the Board of Directors may elect to retain and add to our unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. We may also distribute net income derived from patronage business with a non-member if we have agreed to conduct business with the non-member on a patronage basis. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions the Board of Directors deems appropriate.

These distributions, referred to as “patronage dividends,” may be made in cash, qualified and non-qualified patrons’ equities, revolving fund certificates, our securities, securities of others or any combination designated by the Board of Directors. Patronage dividends for a given fiscal year are distributed in the following fiscal year. For distributions relating to fiscal 2012 and 2011 activity, the Board of Directors approved the distributed qualified patronage dividends to be in the form of 35% cash and 65% patrons’ equity for individuals and 40% cash and 60% patrons’ equity for non-individuals. Beginning with fiscal 2013 activity, the Board of Directors approved the distributed qualified patronage dividends to be in the form of 40% cash and 60% patrons’ equity for both individuals and non-individuals and that a portion of patronage refunds be in the form of non-qualified patrons' equities. In addition, the Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business, be added to our capital reserves. The Board of Directors may change the mix in the form of the patronage dividends in the future. In making distributions, the Board of Directors may use any method of allocation that, in its judgment, is reasonable and equitable.

Patronage dividends distributed during the years ended August 31, 2013, 2012 and 2011, were $976.0 million ($380.9 million in cash), $676.3 million ($260.7 million in cash) and $402.4 million ($141.5 million in cash), respectively.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a member. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for qualified equities held by them and another for individuals who are eligible for qualified equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2013, that will be distributed in fiscal 2014, to be approximately $101.3 million.

Cash redemptions of qualified patrons' and other equities during the years ended August 31, 2013, 2012 and 2011 were $193.4 million, $145.7 million and $61.2 million, respectively.

Governance

We are managed by a Board of Directors of not less than 17 persons elected by the members at our annual meeting. Terms of directors are staggered so that no more than seven directors are elected in any year. Our Board of Directors is currently comprised of 16 directors due to the resignation of a director in fiscal 2013. The remaining directors will appoint a director to fill this vacancy at our next annual meeting to be held in December 2013. Our articles of incorporation and bylaws may be amended only upon approval of a majority of the votes cast at an annual or special meeting of our members, except for the higher vote described under “— Certain Antitakeover Measures” below.

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

Members who are individuals are entitled to one vote each. Individual members may exercise their voting power directly or through patrons’ associations affiliated with a grain elevator, feed mill, seed plant or any other of our facilities (with certain historical exceptions) recognized by our Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.

Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “— Certain Antitakeover Measures” below.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. All equity we issue is subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2013, our outstanding capital includes patrons’ equities (consisting of qualified and non-qualified Capital Equity Certificates and Non-patronage Equity Certificates), preferred stock and certain capital reserves.

Dividends, which may be cumulative, may be paid on equity capital of CHS that is established in accordance with our articles of incorporation, provided that dividends on such equity capital may not exceed eight percent (8%) per annum. Unless otherwise expressly authorized by our Board of Directors, preferred stock established and issued pursuant to our articles of incorporation may only be sold or transferred with the approval of our Board of Directors. Our Board of Directors has expressly authorized the listing and trading of the Class B Preferred Stock on the NASDAQ Global Select Market and transfer of shares of Class B Preferred Stock in connection therewith.

Distribution of Assets upon Dissolution; Merger and Consolidation

In the event of our dissolution, liquidation or winding up, whether voluntary or involuntary, all of our debts and liabilities would be paid first according to their respective priorities. After such payment, the holders of each share of our 8% Cumulative Redeemable Preferred Stock, our Class B Preferred Stock and any other equity securities would then be entitled to receive payment, out of available assets, in accordance with their respective liquidation preferences. After such distribution to the holders of equity capital, any excess would be paid to patrons on the basis of their past patronage with us. Our bylaws provide for the allocation among our members and nonmember patrons of the consideration received in any merger or consolidation to which we are a party.

Certain Antitakeover Measures

Our governing documents may be amended upon the approval of a majority of the votes cast at an annual or special meeting. However, if our Board of Directors, in its sole discretion, declares that a proposed amendment to our governing documents involves or is related to a “hostile takeover,” the amendment must be adopted by 80% of the total voting power of our members.

The approval of not less than two-thirds of the votes cast at a meeting is required to approve a “change of control” transaction which would include a merger, consolidation, liquidation, dissolution or sale of all or substantially all of our assets. If our Board of Directors determines that a proposed change of control transaction involves a hostile takeover, the 80% approval requirement applies. The term “hostile takeover” is not further defined in the Minnesota cooperative law or our governing documents.

Tax Treatment

Subchapter T of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. We are a nonexempt cooperative.

As a cooperative, we are not taxed on qualified patronage (minimum cash distribution requirement of 20%) allocated to our patrons either in the form of equities or cash. Consequently, those amounts are taxed only at the patron level. However, the amounts of any allocated but undistributed patronage earnings (called non-qualified written notices of allocation) are taxable to us when allocated. Upon redemption of any non-qualified written notices of allocation, the amount is deductible to us and taxable to our patron.

Income derived by us from non-patronage sources is not entitled to the “single tax” benefit of Subchapter T and is taxed to us at corporate income tax rates.

Prior to September 2013, NCRA was not consolidated for tax purposes. On September 1, 2013, NCRA began to be consolidated for tax purposes when our ownership increased to greater than 80%.

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2013, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those which might be projected, forecasted, estimated or budgeted by us in the forward-looking statement or statements.

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

              Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. For example, as a result of drought conditions that have occurred in parts of the U.S. in fiscal 2013 we experienced, and may in the future experience, diminished margins due to lower grain export volumes compared to prior historical periods. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and liquidity and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income. In addition, the level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions, may lead to a reduced demand for agricultural commodities, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Additionally, weak global conditions and adverse conditions in global financial markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our revenues originated outside of the U.S. were approximately 10% of consolidated net sales in fiscal 2013 and one of our core strategic initiatives includes global expansion. As a result, we are exposed to risks associated with having increased global operations outside the U.S., including economic or political instability in the international markets in which we do business, including South America, Asia, and Europe.

              In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. This margin reached historic highs in fiscal 2012, continuing into 2013, but has recently begun to decline back to levels prior to 2012. Although the prices for crude oil reached historical highs during 2008, the prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

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

              The long-term effects of these and other conditions on the prices of crude oil and refined petroleum products are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products would reduce our net income. Accordingly, we expect our margins on, and the profitability of our energy business to fluctuate, possibly significantly, over time.

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

              We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, and may be more successful in marketing and selling their products than we are with ours. Competitive factors include price, service level, proximity to markets, product quality and marketing. In our business segments, we compete with certain companies that are larger, better known and have greater marketing, financial, personnel and other resources. As a result, we may not be able to continue to compete successfully with our competitors, which would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income significantly.

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

              We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, and recalls of our products. For example, we regularly maintain hedges to manage the price risks associated with our commercial operations. These transactions typically take place on the CME. Our hedging transactions and activities are subject to the rules and regulations of the CME and the CFTC. Both the CME and the CFTC have broad powers to review required records, investigate and enforce compliance and to punish noncompliance by entities subject to its jurisdiction. The failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the CME, which could lead to substantial sanctions.
In July 2013, CHS received a letter from the CFTC requesting CHS to preserve, and to produce to the CFTC on a voluntary basis, documents concerning CHS's trading positions, including futures hedging transactions on the CME, for the period from January 1, 2010 through June 30, 2013. CHS is complying with this request. The CFTC has advised CHS that an order of investigation is in process, although the CFTC has not advised CHS of any specific activities of concern or of any specific rules or regulations that are the subject of the CFTC's inquiry. CHS is cooperating with the CFTC's inquiry. CHS also received a letter from the CME in June 2013 advising that its market surveillance department was reviewing certain of CHS's futures positions in April and May of 2013 and requesting that CHS produce relevant documents for its review, which CHS has produced. Any investigation or proceeding by the CME or the CFTC, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, all of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

              It is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases (GHGs) (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our energy products, which would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or substantial modifications to existing equipment. The actual effects of climate change on our businesses are, however, unknown and indeterminable at this time.

              Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (RFS), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Recently the price of RINs has been extremely volatile. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.

              The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. These efforts to change the regulation of financial markets may subject users of derivatives, such as CHS, to extensive oversight and regulation by the Commodities Futures Trading Commission (CFTC). Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, are in the process of being finalized and adopted and we will continue to monitor these developments. Any of these matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Environmental liabilities could have a material adverse effect on us.

              Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, other costs, such as capital expenditures, and injunctions. In addition, an owner or operator of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which would have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized until the related costs are considered probable and can be reasonably estimated.

Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.

              If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or a loss of consumer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop products that satisfy new consumer preferences, there will be a decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our financial results are susceptible to seasonality.

              Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and income based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and income in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and income during the winter heating and crop drying seasons.

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

              The effects of any of these events could be significant. We maintain insurance coverage against many, but not all potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on us.

Our cooperative structure limits our ability to access equity capital.

              As a cooperative, we may not sell common stock in our company. In addition, existing laws and our articles of incorporation and bylaws contain limitations on dividends of 8% per annum on any preferred stock that we may issue. These limitations may restrict our ability to raise equity capital and may adversely affect our ability to compete with enterprises that do not face similar restrictions.

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

              Numerous alternative energy sources currently under development could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our products for environmental or other reasons, demand for our energy products would decline. Demand for our gasoline, diesel fuel and other refined petroleum products also could be adversely affected by increased fuel efficiencies. Declining demand for our energy products could materially and adversely affect our revenues, results of operations and cash flows.

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

              Technological advances in agriculture could decrease the demand for crop nutrients, energy and other crop input products and services that we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our crop nutrients and crop protection products. Demand for fuel that we sell could decline as technology allows for more efficient usage of equipment. Declining demand for our products could materially and adversely affect our revenues, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of August 31, 2013, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States and internationally. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	Glenwood, Minnesota; Black Creek, Wisconsin; Biddeford, Maine (leased to another entity)
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin, 2 of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pump stations	11 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations
70 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 20 of which are leased. We own an additional 3 locations which we do not operate, which are leased to others

Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

As of August 31, 2013, we owned approximately 79.2% of NCRA. Our ownership increased to approximately 84.0% in September 2013, upon the second closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA. NCRA owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	3 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Jayhawk stations	27 locations located in Kansas, Nebraska and Oklahoma
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

Ag

Within our Ag segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our North American crop nutrients operations at the following locations:

Briggs, Indiana (terminal, owned)
Fostoria, Ohio (terminal, owned)
Galveston, Texas (deep water port, land leased from port authority)
Grand Forks, North Dakota (terminal, owned)
Green Bay, Wisconsin (terminal, owned)
Indianapolis, Indiana (terminal, leased)
Little Rock, Arkansas (river terminal, land leased from port authority)
Melbourne, Kentucky (terminal, owned)
Memphis, Tennessee (river terminal, owned)
Muscatine, Iowa (river terminal, owned)
Post Falls, Idaho (terminal, owned)
St. Paul, Minnesota (river terminal, owned)
Texarkana, Texas (terminal, owned)
Watertown, South Dakota (terminal, owned)
Winona, Minnesota (2 river terminals, owned)

Country Operations

In our country operations business, we own agri-operations in 415 communities (of which some of the facilities are on leased land), 3 sunflower plants and 9 feed manufacturing facilities of which we operate 8 and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Michigan, Wisconsin, Washington and Canada.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Collins, Mississippi (owned)
Constanta, Romania (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Giurgiu, Romania (owned)
Myrtle Grove, Louisiana (owned)
Oroshaza, Hungary (owned)
Pekin, Illinois (owned)
Russia (3 owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (owned)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations, unless otherwise noted:

Amman, Jordan
Barcelona, Spain
Bucharest, Romania
Budapest, Hungary
Buenos Aires, Argentina (2 locations)
Ciudad de Este, Paraguay
Davenport, Iowa (owned)
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev and Odessa, Ukraine
Krasnodar, Russia (also 4 other Russia locations)
Lincoln, Nebraska
Novi Sad, Serbia
Sao Paulo, Brazil (also 8 other Brazil locations)
Seoul, South Korea
Singapore
Sofia, Bulgaria
Shanghai, China
Taipei, Taiwan
Winnipeg, Canada
Winona, Minnesota (owned)

Processing and Food Ingredients

We own soybean processing facilities and/or textured soy protein production facilities at the following locations:

Ashdod, Israel
Ashkelon, Israel
Creston, Iowa
Fairmont, Minnesota
Hutchinson, Kansas
Mankato, Minnesota
Ningbo, China
South Sioux City, Nebraska

We lease the following services and engineering facilities:

Eagan, Minnesota
Burnsville, Minnesota

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Houston, Texas (CHS Insurance Group)
Indianapolis, Indiana (CHS Insurance Group and CHS Hedging Inc.)
Kansas City, Missouri (CHS Hedging Inc.)
Kewanee, Illinois (CHS Insurance Group)

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

Laurel

On August 30, 2012, we received from the EPA a request for information pursuant to Section 114 of the Clean Air Act. The information requested relates to operational information and design data for flares at our Laurel, Montana refinery for the period from January 1, 2006 to present. The information request could potentially result in an enforcement action by the EPA with respect to flare efficiency or other issues. We provided the requested information in December 2012 and are awaiting the EPA’s response. As it is too early to determine the potential liability or extent of potential costs associated with any such action, we have not recorded a liability associated with this request. While the facts and circumstances of enforcement actions under the Clean Air Act relating to flares at refineries differ on a case-by-case basis, some refineries have incurred significant penalties and other costs in connection with such enforcement actions.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 77,100 members, of which approximately 1,100 are cooperative association members and approximately 76,000 are individual members. As a cooperative, we do not have any common stock that is traded.

On August 31, 2013, we had 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which are listed on the NASDAQ under the symbol CHSCP. During September 2013, we issued 11,319,175 shares of Class B Preferred Stock, which are listed on the NASDAQ under the symbol CHSCO.

We have not sold any equity securities during the three years ended August 31, 2013 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2013, 2012 and 2011, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Income Statement Data:
Revenues	$44,479,857	$40,599,286	$36,915,834	$25,267,931	$25,729,916
Cost of goods sold	42,706,205	38,588,143	35,512,988	24,397,410	24,849,901
Gross profit	1,773,652	2,011,143	1,402,846	870,521	880,015
Marketing, general and administrative	553,623	498,233	438,498	366,582	355,299
Operating earnings	1,220,029	1,512,910	964,348	503,939	524,716
(Gain) loss on investments	(182)	5,465	(126,729)	(29,433)	56,305
Interest, net	231,567	193,263	74,835	58,324	70,487
Equity income from investments	(97,350)	(102,389)	(131,414)	(108,787)	(105,754)
Income before income taxes	1,085,994	1,416,571	1,147,656	583,835	503,678
Income taxes	89,666	80,852	86,628	48,438	63,304
Net income	996,328	1,335,719	1,061,028	535,397	440,374
Net income attributable to noncontrolling interests	3,942	75,091	99,673	33,238	58,967
Net income attributable to CHS Inc.	$992,386	$1,260,628	$961,355	$502,159	$381,407
Balance Sheet Data (August 31):
Working capital	$3,125,407	$2,848,462	$2,776,492	$1,603,994	$1,626,352
Net property, plant and equipment	3,171,404	2,786,324	2,420,214	2,253,071	2,099,325
Total assets	13,504,270	13,645,024	12,465,317	8,881,087	7,994,921
Long-term debt, including current maturities	1,607,032	1,440,353	1,501,997	986,241	1,071,953
Total equities	5,152,747	4,473,323	4,265,320	3,604,451	3,333,164

The selected financial information below has been derived from our two business segments, and Corporate and Other, for the years ended August 31, 2013, 2012 and 2011. The intercompany revenues between segments were $481.5 million, $467.6 million and $383.4 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

Prior year amounts in the following table have been adjusted to conform to our current segments.

Summary Financial Data By Business Segment

	Energy			Ag
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Revenues	$12,982,293	$12,816,542	$11,467,381	$31,909,791	$28,181,445	$25,767,033
Cost of goods sold	11,846,458	11,514,463	10,694,687	31,341,453	27,544,040	25,204,301
Gross profit	1,135,835	1,302,079	772,694	568,338	637,405	562,732
Marketing, general and administrative	172,136	155,786	142,708	312,616	273,757	229,369
Operating earnings	963,699	1,146,293	629,986	255,722	363,648	333,363
Loss (gain) on investments	—	4,008	1,027	(27)	1,049	(118,344)
Interest, net	148,366	122,302	5,829	71,597	57,915	57,438
Equity income from investments	(1,357)	(7,537)	(6,802)	(15,194)	(22,737)	(40,482)
Income before income taxes	$816,690	$1,027,520	$629,932	$199,346	$327,421	$434,751
Intersegment revenues	$(481,465)	$(467,583)	$(383,389)
Total identifiable assets	$4,409,594	$3,704,796		$6,146,547	$7,316,410

	Corporate and Other
	2013	2012	2011
	(Dollars in thousands)
Revenues	$69,238	$68,882	$64,809
Cost of goods sold	(241)	(2,777)	(2,611)
Gross profit	69,479	71,659	67,420
Marketing, general and administrative	68,871	68,690	66,421
Operating earnings	608	2,969	999
(Gain) loss on investments	(155)	408	(9,412)
Interest, net	11,604	13,046	11,568
Equity income from investments	(80,799)	(72,115)	(84,130)
Income before income taxes	$69,958	$61,630	$82,973
Intersegment revenues
Total identifiable assets	$2,948,129	$2,623,818

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

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock) and our Class B Cumulative Redeemable Preferred Stock (Class B Preferred Stock).

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling, ULC.

Recent Events

In September 2013, we issued 11,319,175 shares of Class B Preferred Stock in a public offering.  Net proceeds from the sale of our Class B Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.9 million.  The net proceeds will be used for general corporate purposes, which may include funding our project to replace a coker at NCRA’s McPherson, Kansas refinery which has a remaining expected cost of $370.6 million, or partially funding our $327.0 million expansion at NCRA’s McPherson, Kansas refinery.

CHS has a 24% interest in Horizon Milling, LLC and Horizon Milling, ULC, flour milling joint ventures with Cargill, which are included in Corporate and Other. On March 4, 2013, CHS entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling, ULC assets and the assets leased by CHS to Horizon Milling, with CHS holding a 12% interest. Upon closing, Ardent Mills is expected to be financed with funds from third-party borrowings, which would not require credit support from the owners. The borrowings are anticipated to be no less than $600 million with proceeds distributed to each owner in proportion to the ownership interests, adjusted for any deviations in specified working capital target amounts. The transaction is expected to close during fiscal 2014, subject to financing and certain other customary closing conditions. In connection with the closing, the parties will also enter into various ancillary and non-compete agreements, including, among other things, an agreement for CHS to supply Ardent Mills with certain wheat and durum products.

We are currently taking steps toward construction of a more than $1 billion nitrogen fertilizer manufacturing plant to be located at Spiritwood, North Dakota, which would provide the region’s farmers with enhanced supplies of crop nutrients essential to raising corn and other crops. We plan to spend up to $25 million on an engineering design study to determine the feasibility of the project. We expect the study to be completed in calendar 2013.

Results of Operations

Comparison of the years ended August 31, 2013 and 2012

General.  We recorded income before income taxes of $1.1 billion in fiscal 2013 compared to $1.4 billion in fiscal 2012, a decrease of $330.6 million (23%). Operating results reflected decreased pretax earnings in our Energy and Ag segments, partially offset by increased pretax earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $816.7 million for the year ended August 31, 2013 compared to $1.0 billion in fiscal 2012, representing a decrease of $210.8 million (21%). The decrease in earnings is primarily from reduced margins on refined fuels at our Laurel, Montana refinery due to the shut down of the refinery for a major maintenance turnaround. We experienced decreased earnings in our propane business, while our renewable fuels marketing, lubricants, and transportation businesses experienced increased earnings during the year ended August 31, 2013 when compared to the previous year. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile. As a result, the purchase of RINs has had a negative impact on our refined fuels margins, and could have a future negative impact for which we are not able to estimate the amount at this time.

Our Ag segment generated income before income taxes of $199.3 million for the year ended August 31, 2013 compared to $327.4 million in fiscal 2012, a decrease in earnings of $128.1 million (39%). Our grain marketing earnings decreased by $61.8 million during the year ended August 31, 2013 compared with fiscal 2012, primarily as a result of lower export margins. Earnings from our wholesale crop nutrients business declined $30.5 million for the year ended August 31, 2013 compared with fiscal 2012, primarily due to decreased product margins and $13.0 million of costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above. Our country operations earnings decreased $15.9 million during the year ended August 31, 2013 compared to the prior year, primarily due to decreased grain margins. The decrease in earnings of $22.2 million in our processing and food ingredients businesses for the year ended August 31, 2013 compared to the prior year, primarily related to costs associated with a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility. We initiated the recall in May 2013. We estimate our range of loss associated with this recall to be between $14.4 million and $39.7 million. During the year ended August 31, 2013, we recorded a reserve of $25.0 million, which is the amount within the range that we believe is the best estimate given the claims experience so far. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe will offset some related product liability expenses. However, as of August 31, 2013, no insurance recoveries have been recorded related to this incident. In addition, we incurred costs of $20.1 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. Additional costs may be incurred in the future related to the recall. The decrease in earnings in our processing and food ingredients businesses was partially offset by increased margins from our soybean crushing and refining businesses and $5.7 million in acquisition costs related to our acquisition of Solbar during the year ended August 31, 2012. See Note 17, Acquisitions for additional information.

Corporate and Other generated income before income taxes of $70.0 million during fiscal 2013 compared to $61.6 million during fiscal 2012, an increase in earnings of $8.3 million (14%). Business solutions earnings remained relatively flat during the year ended August 31, 2013 compared with fiscal 2012, which reflected other income in our insurance services, partially offset by decreases in activities in our hedging services. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $7.1 million during the year ended August 31, 2013, compared to the prior year, primarily from improved margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $3.0 million for the year ended August 31, 2013 compared to the prior year, primarily as a result of increased margins.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2013 was $992.4 million compared to $1.3 billion for the year ended August 31, 2012, which represents a $268.2 million (21%) decrease.

Revenues.  Consolidated revenues were $44.5 billion for the year ended August 31, 2013 compared to $40.6 billion for the year ended August 31, 2012, which represents a $3.9 billion (10%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $12.5 billion increased by $151.9 million (1%) during the year ended August 31, 2013 compared to fiscal 2012. During the years ended August 31, 2013 and 2012, our Energy segment recorded revenues from sales to our Ag segment of $481.5 million and $467.6 million, respectively, which are eliminated as part of the consolidation process. The net increase of $151.9 million is comprised of an increase of $266.0 million related to higher sales volume, partially offset by $114.1 million related to lower prices. Refined fuels revenues increased $86.7 million (1%), of which $52.7 million was related to a net average selling price increase, and $34.1 million was related to higher volumes, compared to the previous year. The sales price of refined fuels increased $0.02 per gallon (1%), while volumes increased less than 1%. Renewable fuels marketing revenues increased $73.8 million (5%), primarily from an increase in the average selling price of $0.08 per gallon (3%) and a 2% increase in volumes, when compared with fiscal 2012. Propane revenues decreased $22.5 million (3%), which included $204.5 million related to a decrease in the net average selling price, partially offset by a $182.0 million increase in volume, when compared to the previous year. The average selling price of propane decreased $0.28 per gallon (21%), which was largely offset by a 23% increase in sales volumes, when compared to the prior year.

Our Ag segment revenues of $31.9 billion increased $3.7 billion (13%) during the year ended August 31, 2013 compared to fiscal 2012.

Grain revenues in our Ag segment totaled $23.8 billion and $20.6 billion during the years ended August 31, 2013 and 2012, respectively. Of the grain revenues increase of $3.2 billion (16%), $2.1 billion is due to a 10% net increase in volumes and $1.2 billion is due to increased average grain selling prices, during the year ended August 31, 2013 compared to the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.50 per bushel (5%) over fiscal 2012. Wheat, soybeans, and corn all had increased volumes compared to the year ended August 31, 2012.

Our processing and food ingredients revenues in our Ag segment of $1.9 billion increased $301.0 million (19%) during fiscal 2013 compared to fiscal 2012. The net increase in revenues is comprised of a $258.2 million increase in the average selling price of our oilseed products and a net increase of $42.8 million related to increased volumes, including volumes from recent acquisitions, as compared to fiscal 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $2.7 billion and $2.8 billion during the years ended August 31, 2013 and 2012, respectively. Of the wholesale crop nutrient revenues decrease of $90.6 million (3%), $411.2 million was related to decreased average fertilizer selling prices, partially offset by $320.6 million related to increased volumes during the year ended August 31, 2013 compared to the prior fiscal year. The average sales price of all fertilizers sold reflected a decrease of $66 per ton (13%) over fiscal 2012. Our wholesale crop nutrient volumes increased 12% during the year ended August 31, 2013 compared with fiscal 2012.

Our Ag segment other product revenues, primarily feed and farm supplies, of $3.3 billion increased by $196.3 million (6%) during fiscal 2013 compared to fiscal 2012, primarily the result of increased revenues in our global sales of retail crop nutrients and our country operations sales of feed, crop protection and sunflower products, including additional volumes from acquisitions. Other revenues within our Ag segment of $244.1 million during fiscal 2013 increased $30.6 million (14%) compared to fiscal 2012 primarily due to increased service activities related to the spring planting season, including additional volumes generated from acquisitions.

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

Cost of Goods Sold.  Consolidated cost of goods sold of $42.7 billion for the year ended August 31, 2013 compared to $38.6 billion for the year ended August 31, 2012, which represents a $4.1 billion (11%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $11.4 billion increased by $318.1 million (3%) during fiscal 2013 compared to fiscal 2012. The increase in cost of goods sold is primarily due to an increase in costs for refined fuels products and RINs. Specifically, refined fuels cost of goods sold increased $273.3 million (3%) which reflects an increase in the average cost of refined fuels of $0.08 per gallon (3%) while volumes increased less than 1% when compared to the year ended August 31, 2012. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries increased 4% compared to the year ended August 31, 2012, which is reflected in the $0.08 per gallon increase in average cost of refined fuels. Renewable fuels marketing costs increased $70.3 million (5%), primarily from an increase in the average cost of $0.07 per gallon (3%) and a 2% increase in volumes, when compared with the previous year. The cost of propane decreased by $14.1 million, which included an average cost decrease of $0.27 per gallon (21%), partially offset by a 23% increase in volumes, when compared to the year ended August 31, 2012.

Our Ag segment cost of goods sold of $31.3 billion increased $3.8 billion (14%) during fiscal 2013 compared to fiscal 2012.

Grain cost of goods sold in our Ag segment totaled $23.9 billion and $20.4 billion during the years ended August 31, 2013 and 2012, respectively. The cost of grains and oilseed procured through our Ag segment increased $3.5 billion (17%) compared to the year ended August 31, 2012. This is primarily the result of a 10% net increase in bushels sold and a $0.60 (6%) increase in the average cost per bushel, as compared to the prior year. The average month-end per bushel market price of soybeans and corn increased, while spring wheat decreased compared to the prior fiscal year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.9 billion increased $359.3 million (24%) during fiscal 2013 compared to fiscal 2012, which was primarily due to increases in the cost of soybeans purchased and higher volumes of products sold, which includes volumes from recent acquisitions. The increase in cost of goods sold in our processing and food ingredients businesses included $25.0 million of costs associated with the previously described voluntary recall of certain soy protein products. In addition, we incurred costs of $20.1 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. Additional costs may be incurred in the future related to the recall.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.6 billion and $2.7 billion during the years ended August 31, 2013 and 2012 respectively. The net decrease of $38.0 million (1%) is comprised of a net decrease in the average cost per ton of fertilizer of $56 (12%), partially offset by a 12% increase in tons sold, when compared to the prior fiscal year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $161.2 million (6%) during fiscal 2013 compared to fiscal 2012, primarily the result of increased revenues in our global sales of retail crop nutrients and our country operations sales of feed and sunflower products, including additional volumes from acquisitions.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $553.6 million for the year ended August 31, 2013 increased by $55.4 million (11%) compared to fiscal 2012. This net increase is primarily due to the expansion of foreign operations and acquisitions in our Ag segment, as well as, costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above.

(Gain) Loss on Investments.  Gain on investments is $0.2 million for the year ended August 31, 2013.

Interest, net.  Net interest of $231.6 million for the year ended August 31, 2013 increased $38.3 million compared to fiscal 2012. Interest expense for the years ended August 31, 2013 and 2012 was $248.4 million and $207.3 million, respectively. The increase in interest expense of $41.1 million is primarily due to a $35.3 million increase in patronage earned by the noncontrolling interests of NCRA when compared to fiscal 2012. See Note 17, Acquisitions for additional information.

The increase in interest expense was also due to the issuance of private placements for long-term debt totaling $280.0 million during the year ended August 31, 2013. In addition, short-term borrowings increased during the year ended August 31, 2013 compared to the previous fiscal year. The average level of short-term borrowings increased $222.2 million during the year ended August 31, 2013 compared to the previous year, of which $224.1 million related to line of credit activity for international subsidiaries. For the years ended August 31, 2013 and 2012, we capitalized interest of $10.6 million and $8.9 million, respectively, primarily related to construction projects at both refineries in our Energy segment. Interest income was $6.2 million and $5.1 million for the years ended August 31, 2013 and 2012, respectively.

Equity Income from Investments.  Equity income from investments of $97.4 million for the year ended August 31, 2013 decreased $5.0 million (5%) compared to fiscal 2012. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net decrease in equity income from investments was attributable to reduced earnings from investments in our Ag and Energy segments of $7.5 million and $6.2 million, respectively, partially offset by improved earnings from investments in Corporate and Other of $8.7 million. The net increase in equity income from investments in Corporate and Other was attributable to Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which increased $6.1 million compared to fiscal 2012, as well as our wheat milling joint venture earnings, which increased by $2.8 million compared to fiscal 2012.

Income Taxes.  Income tax expense of $89.7 million for the year ended August 31, 2013, compared with $80.9 million for fiscal 2012, resulting in effective tax rates of 8.3% and 5.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for the years ended August 31, 2013 and 2012. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $3.9 million for the year ended August 31, 2013 decreased by $71.1 million (95%) compared to fiscal 2012. As described in Note 17, Acquisitions, the portion of NCRA earnings attributable to the noncontrolling interests for our first quarter of fiscal 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

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

(Gain) Loss on Investments.  Loss on investments of $5.5 million for the year ended August 31, 2012 reflects a decrease of $132.2 million from a net gain on investments in fiscal 2011. During the year ended August 31, 2011, we sold our 45% ownership interest in Multigrain to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million included in our Ag segment. We also recorded pre-tax gains of $9.0 million in fiscal 2011 related to cash distributions received from Agriliance for proceeds received from the sale of many of the Agriliance retail facilities, and the collection of receivables, which is included in Corporate and Other.

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

Noncontrolling interests.  Net income from noncontrolling interests of $75.1 million for the year ended August 31, 2012 decreased by $24.6 million (25%) compared to fiscal 2011. As described in Note 17, Acquisitions, the portion of NCRA earnings attributable to the noncontrolling interests for our first quarter of 2012, prior to the transaction date, have been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings are no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

On August 31, 2013, we had working capital, defined as current assets less current liabilities, of $3,125.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012.

On August 31, 2013, we had a five-year revolving facility which expires in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding. As of August 31, 2012 we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facilities in June 2013. The major financial covenants for both revolving facilities require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of August 31, 2013, we were in compliance with all covenants. Our credit facilities are established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Cash flows provided by operating activities were $2.5 billion, $718.6 million and $301.3 million for the years ended August 31, 2013, 2012 and 2011, respectively. The fluctuation in cash flows from operations between fiscal 2013 and 2012 was primarily from a substantial increase in cash inflows for net changes in operating assets and liabilities during fiscal 2013, compared to fiscal 2012, partially offset by a decrease in operating earnings in fiscal 2013 compared to fiscal 2012. Commodity prices decreased significantly during fiscal 2013 and resulted in decreased working capital needs compared to fiscal 2012. The fluctuation in cash flows from operations between fiscal 2012 and 2011 was primarily from increased operating earnings in fiscal 2012 compared to fiscal 2011, in addition to a slight decrease in cash outflows for net changes in operating assets and liabilities during fiscal 2012, compared to fiscal 2011.

Our operating activities provided net cash of $2.5 billion during the year ended August 31, 2013. Net income including noncontrolling interests of $1.0 billion, net non-cash expenses and cash distributions from equity investments of $340.5 million and a decrease in net operating assets and liabilities of $1.1 billion contributed to the net cash provided by operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $276.6 million, deferred taxes of $92.7 million and the loss on our crack spread contingent liability of $23.1 million, which were partially offset by income from equity investments, net of distributions from those investments, of $34.6 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices, in addition to inventory quantities, and is reflected in decreased receivables, inventories, margin deposits and derivative assets, partially offset by an increase in derivative liabilities on August 31, 2013 when compared to August 31, 2012. On August 31, 2013, the per bushel market prices of our primary grain commodities, corn, spring wheat and soybeans, decreased by $3.21 (40%), $2.02 (22%) and $4.07 (23%), respectively, when compared to the spot prices on August 31, 2012. In general, crude oil market prices increased $11 per barrel (12%) on August 31, 2013 when compared to August 31, 2012. On August 31, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 19% and 31%, depending on the specific products, compared to prices on August 31, 2012. A decrease in grain inventory quantities in our Ag segment of 44.1 million bushels (30%) also contributed to the decrease in net operating assets and liabilities when comparing inventories at August 31, 2013 to August 31, 2012.

Our operating activities provided net cash of $718.6 million during the year ended August 31, 2012. Net income including noncontrolling interests of $1.3 billion and net non-cash expenses and cash distributions from equity investments of $297.2 million, were partially offset by an increase in net operating assets and liabilities of $914.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $253.3 million, deferred taxes of $58.6 million and the loss on the crack spread contingent liability of $22.3 million, which were partially offset by income from equity investments, net of distributions from those investments, of $26.9 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices, in addition to inventory quantities, and is reflected in increased receivables, inventories and derivative assets, partially offset by an increase in derivative liabilities on August 31, 2012 when compared to August 31, 2011. On August 31, 2012, the per bushel market prices of two of our primary grain commodities, corn and soybeans, increased by $0.45 (6%) and $3.16 (22%), respectively; while the per bushel market price of our third primary commodity, spring wheat, decreased by $0.35 (4%) when compared to the spot prices on August 31, 2011. In general, crude oil market prices increased $8 per barrel (9%) on August 31, 2012 when compared to August 31, 2011. On August 31, 2012, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected decreases between 1% and 14%, depending on the specific products, compared to prices on August 31, 2011. An increase in grain inventory quantities in our Ag segment of 23.0 million bushels (19%) also contributed to the increase in net operating assets and liabilities when comparing inventories at August 31, 2012 to August 31, 2011.

Our operating activities provided net cash of $301.3 million during the year ended August 31, 2011. Net income including noncontrolling interests of $1.1 billion and net non-cash expenses and cash distributions from equity investments of $183.9 million, were partially offset by an increase in net operating assets and liabilities of $943.6 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $251.2 million, deferred taxes of $67.1 million and distributions from equity investments, net of income from those investments, of $6.4 million, which were partially offset by gain on investments of $126.7 million. Gain on investments was previously described in “Results of Operations,” and is primarily comprised of the pre-tax gain on the sale of our Multigrain investment in the amount of $119.7 million. The increase in net operating assets and liabilities was caused primarily by an increase in commodity prices and is reflected in increased inventories, receivables, margin deposits and derivative assets, partially offset by an increase in accounts payable, accrued expenses, derivative liabilities and customer credit balances on August 31, 2011 when compared to August 31, 2010. On August 31, 2011, the per bushel market prices of our three primary grain commodities, corn, soybeans and spring wheat, increased by $3.33 (78%), $4.41 (44%) and $2.71 (39%), respectively, when compared to the spot prices on August 31, 2010. In general, crude oil market prices increased $17 per barrel (23%) on August 31, 2011 when compared to August 31, 2010. In addition, on August 31, 2011, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally reflected increases between 26% and 55%, depending on the specific products, compared to prices on August 31, 2010. A decrease in grain inventory quantities in our Ag segment of 29.7 million bushels (20%) partially offset the effect that increased grain prices had on net operating assets and liabilities when comparing inventories at August 31, 2011 to August 31, 2010.

Cash Flows from Investing Activities

For the years ended August 31, 2013, 2012 and 2011, the net cash flows used in our investing activities totaled $535.0 million, $694.2 million and $551.0 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $659.4 million, $468.6 million and $310.7 million for the years ended August 31, 2013, 2012 and 2011, respectively.

Expenditures for major repairs related to our refinery turnarounds were $73.7 million, $23.4 million and $92.1 million during the years ended August 31, 2013, 2012 and 2011, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana refinery completed turnarounds during the years ended August 31, 2013, 2012 and 2011. NCRA's McPherson, Kansas refinery completed a turnaround during the year ended August 31, 2011. There are no turnarounds scheduled for fiscal 2014.

For the year ending August 31, 2014, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $650.0 million. Included in our expected capital expenditures for fiscal 2014, is $195.2 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $124.0 million and $60.4 million of costs related to the coker project during the years ended August 31, 2013 and 2012, respectively. We also began a $327.0 million expansion at NCRA's McPherson, Kansas refinery during the year ended August 31, 2013 which is anticipated to be completed in fiscal 2016. We incurred $25.0 million of costs related to the NCRA expansion during the year ended August 31, 2013.

Cash acquisitions of businesses, net of cash acquired, totaled $12.7 million, $166.0 million and $67.5 million during the years ended August 31, 2013, 2012 and 2011, respectively. In fiscal 2012, we acquired Solbar for $128.7 million, net of cash acquired, which is included in our Ag segment. This acquisition deepens our presence in the value-added soy protein market. Solbar and its subsidiaries operate in the countries of Israel, China and the U.S. See Note 17, Acquisitions for additional information. In fiscal 2012, we also purchased an oilseed crushing facility in Creston, Iowa for $32.3 million, which is included in our Ag segment. In fiscal 2011, our wholly owned subsidiary, CHS Europe, S.A., purchased all of the outstanding shares of stock of Agri Point Ltd. (Agri Point), a Cyprus company, for $62.4 million, net of cash acquired. The acquisition is included in our Ag segment, and was completed with the purpose of expanding our global grain origination. Agri Point and its subsidiaries operate in the countries of Romania, Hungary, Bulgaria and Serbia, with a deep water port facility in Constanta, Romania, a barge loading facility on the Danube River in Romania and an inland grain terminal in Hungary.

Investments made in joint ventures and other investments during the years ended August 31, 2013, 2012 and 2011, totaled $21.4 million, $94.8 million and $6.1 million, respectively. During fiscal 2012, we made a $45.4 million capital contribution to Agriliance to fund the pension plan prior to the transfer of its assets and liabilities to CHS and Land O'Lakes, Inc. Our approximate 45% equity interest in Multigrain was sold during fiscal 2011 to one of the joint venture partners, as previously described in “Results of Operations.” During fiscal 2013 and 2012, we used $8.1 million and $26.7 million of the proceeds from our sale of Multigrain for investment opportunities in South America and intend to continue to invest in that region.

Changes in notes receivable for the year ended August 31, 2013, resulted in a net increase in cash flows of $211.9 million. The primary cause of the net increase in cash flows during fiscal 2013 was a decrease in CHS Capital notes receivable of $189.3 million and a decrease in NCRA notes receivables, compared to August 31, 2012. Changes in notes receivable for the year ended August 31, 2012, resulted in a net increase in cash flows of $19.0 million. The primary cause of the net increase in cash flows during fiscal 2012 was a decrease in NCRA notes receivables, partially offset by an increase in CHS Capital notes receivable of $11.9 million, compared to August 31, 2011. Changes in notes receivable for the year ended August 31, 2011, resulted in a net decrease in cash flows of $347.5 million. The primary cause of the net decrease in cash flows was additional CHS Capital notes receivable from its customers in the amount of $272.2 million on August 31, 2011, compared to August 31, 2010. The balance of the net decrease in cash flows in fiscal 2011 was primarily from increased related party notes receivable at NCRA from its minority owners.

Partially offsetting our cash outlays for investing activities during the years ended August 31, 2013, 2012 and 2011, were proceeds from the sale of investments and redemptions of investments. During fiscal 2011, we received proceeds from the sale of our equity interest in Multigrain of $225.0 million, as previously described in “Results of Operations.” During fiscal 2013 and 2012, we received cash from redemptions of investments totaling $13.0 million and $12.1 million, respectively. Redemptions of investments totaled $39.7 million during fiscal 2011, of which $28.0 million of the redemptions were returns of capital from Agriliance for proceeds Agriliance received from the sale of many of its retail facilities and the collection of receivables. Also partially offsetting our cash outlays for investing activities during the years ended August 31, 2013, 2012 and 2011, were proceeds received from the disposition of property, plant and equipment of $7.7 million, $27.8 million and $9.5 million, respectively.

Cash Flows from Financing Activities

For the years ended August 31, 2013, 2012 and 2011, the net cash flows (used in) provided by our financing activities totaled $(443.2) million, $(638.9) million and $786.9 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2013, we had a five-year revolving facility with a committed amount of $2.5 billion, which had no amounts outstanding. As of August 31, 2012 we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facilities in June 2013. In addition to our primary revolving lines of credit, we have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million which expires in December 2014. We also have a four-year, $80.0 million committed revolving facility dedicated to CHS Europe S.A. (CHS Europe) that expires in September 2018. Our wholly-owned subsidiaries, CHS Europe and CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), have uncommitted lines of credit which are collateralized by $420.1 million of inventories and receivables at August 31, 2013. In addition, other international subsidiaries have lines of credit totaling $99.3 million outstanding at August 31, 2013, of which $60.8 million is collateralized. On August 31, 2013 and 2012, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $521.9 million and $269.8 million, respectively. In October 2013, we entered into a three-year $250.0 million committed revolving credit facility for CHS Agronegocio to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2013 and 2012, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, had available credit totaling $300.0 million as of August 31, 2013, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper. There were no borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2013.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.96% to 2.69% as of August 31, 2013. As of August 31, 2013, the total funding commitment under these agreements was $223.8 million, of which $30.8 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $68.1 million as of August 31, 2013, of which $45.7 million was borrowed under these commitments with an interest rate of 1.60%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of August 31, 2013, and are due upon demand. Borrowings under these notes totaled $290.9 million as of August 31, 2013.

As of August 31, 2012, the net borrowings under the Cofina Funding note purchase agreements were $121.5 million and secured borrowings were $122.7 million. CHS Capital borrowings under the ProPartners program and the surplus funds program were $158.2 million and $131.4 million, respectively, as of August 31, 2012.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On August 31, 2013, we had total long-term debt outstanding of $1,607.0 million, of which $135.0 million was bank financing, $1,421.5 million was private placement debt and $50.5 million was other notes and contracts payable. On August 31, 2012, we had total long-term debt outstanding of $1,440.4 million, of which $150.0 million was bank financing, $1,222.1 million was private placement debt and $68.3 million was other notes and contracts payable. Our long-term debt is unsecured except for other notes and contracts in the amount of $16.5 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2013. Long-term debt outstanding as of August 31, 2013 has aggregate maturities as follows:

(Dollars in thousands)
2014	$156,612
2015	164,022
2016	130,219
2017	149,832
2018	162,103
Thereafter	844,245
$1,607,033

During the years ended August 31, 2013 and 2011, we borrowed $280.0 million and $631.9 million, respectively, on a long-term basis. We did not have any new long-term borrowings during the year ended August 31, 2012. During the years ended August 31, 2013, 2012 and 2011, we repaid long-term debt of $113.6 million, $96.6 million and $114.9 million, respectively.

Additional detail on our long-term borrowings and repayments is as follows:

In June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments were due in equal annual installments during the years 2008 through 2013. During each of the years ended August 31, 2012 and 2011, repayments totaled $37.5 million, with the final $37.5 payment made during the year ended August 31, 2013.

In January 2001, we entered into a note purchase and private shelf agreement with Prudential Insurance Company. The long-term note in the amount of $25.0 million was paid in full during the year ended August 31, 2011. A subsequent note for

$55.0 million was issued in March 2001, related to the private shelf facility, and was also paid in full during the year ended August 31, 2011. During the year ended August 31, 2011, repayments on these notes totaled $11.4 million.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million has an interest rate of 4.96% and is due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during years 2012 through 2018. Repayments of $9.2 million were made on the second series notes during each of the years ended August 31, 2013 and 2012 and a repayment of $17.7 million was made during fiscal 2011 related to the first series notes.

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

In September 2004, we entered into a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during years 2011 through 2015. Repayments of $25.0 million were made during each of the years ended August 31, 2013, 2012 and 2011.

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

In March 2013, we issued $100 million of notes with an interest rate of 4.71%, which mature in fiscal 2033, in a private placement to institutional investors.

In July 2013, we issued $80 million and $100 million of notes with interest rates of 3.85% and 3.80%, respectively, which mature in fiscal 2025, in two private placements to institutional investors.

Other Financing:

During the year ended August 31, 2013, we made the first payment of $66.0 million relating to our purchase of the NCRA noncontrolling interests.

Distributions to noncontrolling interests for the years ended August 31, 2013, 2012 and 2011 were $1.4 million, $78.6 million and $18.2 million, respectively, and were primarily related to NCRA for fiscal 2012 and 2011.

During the year ended August 31, 2013, changes in checks and drafts outstanding resulted in a decrease in cash flows of $20.4 million. During the years ended August 31, 2012 and 2011 changes in checks and drafts outstanding resulted in increases in cash flows of $6.4 million and $63.0 million, respectively

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. For the years ended August 31, 2012 and August 31, 2011, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2013 and August 31, 2012, respectively, totaling $976.0 million and $676.3 million, respectively. The cash portion of the distributions, deemed by the Board of Directors to be 35% for individual members and 40% for non-individual members was $380.9 million and $260.7 million for the years ended August 31, 2013 and August 31, 2012, respectively. During the year ended August 31, 2011, we distributed patronage refunds of $402.4 million, of which the cash portion was $141.5 million.

In accordance with the bylaws and by action of the Board of Directors, 10% of the earnings from patronage business for the year ended August 31, 2013 was added to our capital reserves and the remaining 90%, or approximately $841.4 million, will be distributed as patronage in fiscal 2014, in the form of qualified and non-qualified equity certificates and cash. The cash portion of the qualified distribution, determined by the Board of Directors to be 40% for both individual members and non-individual members, is expected to be approximately $284.8 million and is classified as a current liability on our August 31, 2013 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for qualified equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2013, that will be distributed in fiscal 2014, to be approximately $101.3 million. These expected distributions are classified as a current liability on the August 31, 2013 Consolidated Balance Sheet.

For the years ended August 31, 2013, 2012 and 2011, we redeemed in cash, qualified equities in accordance with authorization from the Board of Directors, in the amounts of $193.4 million, $145.7 million and $61.2 million, respectively.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On August 31, 2013, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on the 8% Preferred Stock during the years ended August 31, 2013, 2012 and 2011, were $24.5 million, $24.5 million, and $24.5 million, respectively. During the year ended August 31, 2013, we amended the terms of the 8% Preferred Stock to provide that it may not be redeemed at our option until July 18, 2023.

During September 2013, we issued 11,319,175 shares of our Class B Preferred Stock, with a total redemption value of $283.0 million, excluding accumulated dividends. Our Class B Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of .07875 per year, which are payable quarterly. The Class B Preferred Stock may not be redeemed at our option until September 26, 2023.

Off Balance Sheet Financing Arrangements

Lease Commitments:

We are committed under operating lease agreements for approximately 2,600 rail cars with remaining terms of one to thirteen years. In addition, we have commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease terms.

Total rental expense for all operating leases was $81.5 million, $74.6 million and $66.2 million for the years ended August 31, 2013, 2012 and 2011, respectively.

Minimum future lease payments required under noncancelable operating leases as of August 31, 2013 were as follows:

Total
(Dollars in thousands)
2014	$77,846
2015	64,068
2016	53,968
2017	42,560
2018	27,615
Thereafter	43,725
Total minimum future lease payments	$309,782

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $39.8 million was outstanding on August 31, 2013. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2013.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2013, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt (1)	$1,450,421		$294,241	$311,935	$844,245
Interest payments (2)	460,341	$79,734	131,305	96,876	152,426
Operating leases	309,782	77,846	118,036	70,175	43,725
Purchase obligations (3)	5,877,957	5,162,408	328,080	100,161	287,308
Mandatorily redeemable noncontrolling interests (4)	218,588		218,588
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests (1) (5)	134,133		40,957	93,176
Other liabilities (6)	59,947		30,049	16,214	13,684
Total obligations	$8,511,169	$5,319,988	$1,161,256	$688,537	$1,341,388
_______________________________________

(1)	Included on our Consolidated Balance Sheet at August 31, 2013.

(2)	Based on interest rates and long-term debt balances at August 31, 2013.

(3)
Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions.

(4)	The present value, totaling $209.4 million, of the future payments is recorded on our Consolidated Balance Sheet.

(5)	Based on estimated fair value at August 31, 2013.

(6)
Other liabilities include the long-term portion of deferred compensation and contractual redemptions. Of our total other liabilities on our Consolidated Balance Sheet at August 31, 2013, in the amount of $906.3 million, the timing of the payments of $725.3 million of such liabilities cannot be determined.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2013 since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides guidance on the presentation of unrecognized tax benefits that will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Our hedging activities reduce the effects of price volatility, thereby protecting against adverse short-term price movements, but also limit the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options, to the extent practical, in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold on regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use over-the-counter (OTC) instruments to hedge our exposure to price fluctuations on commodities and fixed price arrangements. The price risk we encounter for crude oil and most of the grain and oilseed volume we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged with futures because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or are based on the market prices of the underlying products listed on the exchanges, with the exception of certain fertilizer and propane contracts, which are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations using market-based prices.

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

INTEREST RATE RISK

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During the year ended August 31, 2013, we entered into interest rate swaps to secure the interest rates related to our private placement debt anticipated to be issued in April 2014 with combined notional amounts of $300.0 million. These derivative instruments are designated as cash flow hedges for accounting purposes and, accordingly, the net gain associated with these contracts of $24.1 million as of August 31, 2013 was recorded as a component of other comprehensive loss. CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $8.6 million expiring at various times through fiscal 2018, with $0.3 million of the notional amount expiring during fiscal 2014. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2013 was approximately 5.0%.

The table below provides information about our outstanding debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled contractual principal payments and related weighted average interest rates for the fiscal years presented. For interest rate swaps, the table presents notional amounts for payments to be exchanged by expected contractual maturity dates for the fiscal years presented and interest rates noted in the table.

Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value Asset (Liability)
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$521,864						$521,864	$(521,864)
Average interest rate	2.0%						2.0%
Variable rate CHS Capital short-term notes payable	$367,448						$367,448	$(367,448)
Average interest rate	1.2%						1.2%
Fixed rate long-term debt	$156,612	$164,020	$130,219	$149,832	$162,103	$844,247	$1,607,033	$(1,608,353)
Average interest rate	5.8%	6.0%	6.0%	5.7%	5.1%	4.3%	5.0%
Interest Rate Derivatives:
Variable to fixed notes payable interest rate swaps						$300,000	$300,000	$24,135
Average pay rate(a)						range
Average receive rate(b)						3.57%
Variable to fixed CHS Capital notes payable interest rate swaps	$267	$960	$3,775		$3,550		$8,552	$(244)
Average pay rate(c)	range	range	range		range
Average receive rate(d)	2.43%	2.43%	2.43%		2.43%
_______________________________________

(a)	Two swaps for $150.0 million each with rates of 2.33% and 2.54%

(b)	Three month London Interbank Offered Rate (LIBOR) at August 31, 2013

(c)	Swaps expiring in fiscal 2014 through fiscal 2018 (11 total) with a range of rates from 1.11% to 4.91%

(d)	Average one month LIBOR for fiscal 2013

FOREIGN CURRENCY RISK

We conduct a significant portion of our business in U.S. dollars. Our Ag segment continued to expand its international operations in fiscal 2013 with planned future growth. We had minimal risk regarding foreign currency fluctuations during fiscal 2013 and in prior years, as a substantial amount of international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2013, $7.1 million associated with foreign currency contracts was included in derivative assets and $5.9 million included in derivative liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the fiscal years ended August 31, 2013 and 2012 is presented below.

	August 31, 2013	May 31, 2013	February 29, 2013	November 30, 2012
	(Unaudited) (Dollars in thousands)
Revenues	$10,950,985	$11,936,556	$9,882,378	$11,709,938
Gross profit	300,576	456,911	470,647	545,518
Income before income taxes	125,233	279,476	299,387	381,898
Net income	122,600	252,329	275,518	345,881
Net income attributable to CHS Inc.	122,797	250,796	275,086	343,707

	August 31, 2012	May 31, 2012	February 29, 2012	November 30, 2011
	(Unaudited) (Dollars in thousands)
Revenues	$10,998,360	$11,022,955	$8,843,812	$9,734,159
Gross profit	523,303	616,256	231,577	640,007
Income before income taxes	355,148	440,718	89,858	530,847
Net income	360,884	406,718	79,235	488,882
Net income attributable to CHS Inc.	360,888	405,062	78,470	416,208

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2013, the end of the period covered in this Annual Report on Form 10-K.

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

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using this framework, we believe that, as of August 31, 2013, our internal control over financial reporting is effective.

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

ITEM 9B.    OTHER INFORMATION

New Employment Agreement

On November 6, 2013, we entered into an Employment Agreement (the “New Employment Agreement”) with Carl M. Casale, to be effective as of January 1, 2014 (the “Effective Date”), setting forth the terms pursuant to which Mr. Casale will serve as our Chief Executive Officer commencing on the Effective Date. The existing Employment Agreement between us and Mr. Casale dated as of November 22, 2010 (the “Existing Employment Agreement”) ends on December 31, 2013 and will be replaced by the New Employment Agreement as of the Effective Date.

The New Employment Agreement has an initial term of three years ending on January 1, 2017, provided that beginning on January 1, 2017 and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least sixty days in advance of the relevant anniversary date, of its intent not to renew for the additional one-year period. Pursuant to the New Employment Agreement, Mr. Casale will be entitled to:

•	an annual base salary of $990,000, subject to increase by our Board of Directors from time to time;

•
earn a target annual incentive compensation award, beginning with the 2014 fiscal year, of 125% of his base salary with a maximum potential annual incentive compensation award of 250% of his base salary, based on the achievement of performance targets set by our Board;

•
earn a target long-term incentive compensation award of 125% of his average base salary during the three-year performance period applicable to such award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to such award;

•
participate in all employee benefit plans and programs and maintained by us and made available to employees generally, and all executive benefit plans maintained by us and made available to our senior executives generally, in each case to the extent he is eligible under the terms of such plans; and

•	certain fringe benefits as determined by our Board.

The New Employment Agreement includes a clawback provision providing that if there is a restatement of our financial results (other than a prophylactic or voluntary restatement due to a change in applicable accounting rules or interpretations) due to material noncompliance with financial reporting requirements and the Board determines in good faith that any compensation granted to Mr. Casale was awarded or determined based on such material noncompliance, the Board or a committee thereof may recover any compensation granted to Mr. Casale (or reduce any compensation not yet paid) based on the erroneous financial data in excess of what would have been paid (or in the case of unpaid compensation, what should be paid) to Mr. Casale under the accounting restatement.

In the event of Mr. Casale’s involuntary termination without “cause” (as defined in the New Employment Agreement) or voluntary termination with “Good Reason” (as defined in the New Employment Agreement), Mr. Casale will be entitled to accrued and unpaid compensation as provided in the New Employment Agreement as well as the following severance pay and benefits, conditioned on the execution of a release and his compliance with certain restrictive covenants: (1) the annual incentive compensation he would have been entitled to receive for the year in which his termination occurs as if he had continued until the end of that fiscal year, determined based on our actual performance for that year relative to our performance goals applicable to Mr. Casale (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through his termination date and payable in a cash lump sum generally payable at the time such incentive awards are payable to other participants; (2) two times Mr. Casale’s base salary plus two times his target annual incentive, payable in three equal installments with the first payable 60 days following termination and the second and third payable on the first and second anniversaries of such termination, respectively; and (3) welfare benefit continuation for two years following termination. In the event of Mr. Casale’s involuntary termination for “cause” or voluntary termination without “Good Reason,” Mr. Casale will be entitled to accrued and unpaid compensation as provided in the New Employment Agreement.

Mr. Casale will be subject to two-year non-competition and non-solicitation covenants following his termination of employment. We will reimburse Mr. Casale's legal expenses up to $25,000 in connection with the negotiation of the Employment Agreement.

The foregoing description of the New Employment Agreement is not complete and is qualified in its entirety by reference to the New Employment Agreement, which is filed as Exhibit 10.1B to this Annual Report on Form 10-K and is incorporated herein by reference.

New Change in Control Agreement

Also on November 6, 2013, we and Mr. Casale entered into an Amended and Restated Change in Control Agreement (the “New Change in Control Agreement”), to be effective as of January 1, 2014 and which will replace and supersede our Change in Control Agreement with Mr. Casale dated as of November 22, 2010. The New Change in Control has a term of one year ending on January 1, 2015, provided that beginning on January 1, 2015 and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least sixty days in advance of the relevant anniversary date, of its intent not to renew for the additional one-year period.

Under the New Change in Control Agreement, upon a “Qualifying Termination” Mr. Casale will be entitled to the following, conditioned on the execution of a release and subject to offset by the amount of any severance previously paid to him under any employment agreement with us: (1) a lump sum severance payment equal to 2.5 times the sum of his base salary and target annual incentive compensation award, (2) welfare benefit continuation for a period of 30 months, (3) certain post-retirement health care or life insurance benefits if Mr. Casale would have become eligible for such benefits during the 30 months after the date of termination, (4) a lump sum paymnet equal to all earned but unused paid time off days, and (5) outplacement fees not to exceed $30,000. In addition, any amounts paid under the New Change in Control Agreement will be reduced to the maximum amount that can be paid without being subject to the excise tax imposed under Internal Revenue Code Section 280G, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. For purposes of Mr. Casale’s New Change in Control Agreement, a “Qualifying Termination” means an involuntary termination without cause and voluntary termination with “Good Reason”, each within 24 months following a change in control, or an involuntary termination without cause within 6 months prior to a change in control if termination is related to the change in control. “Good Reason” generally means the assignment of duties or responsibilities that are materially inconsistent with Mr. Casale’s duties or responsibilities before the change of control, a material diminution in authority, duties or responsibilities, a 10% or more reduction in annual base salary, the material breach by us of any obligation under the New Change in Control Agreement, our failure to continue Mr. Casale’s participation in any material compensation plan on a basis not materially less favorable to him and the failure to continue to provide him with benefits substantially similar in the aggregate to those he enjoyed prior to a change in control.

The New Change in Control Agreement also provides for certain non-severance payments to Mr. Casale if he fails to perform his full-time duties as a result of a disability (as defined in the New Change in Control Agreement). In such a case, we will pay his current base salary and all compensation and benefits payable to him under any compensation or benefit plan we maintain during that period, until he is terminated. Additionally, if Mr. Casale is terminated for any reason following a “change in control” and during the term of the New Change in Control Agreement, we will pay his base salary through the date of termination and all compensation and benefits to which he is entitled for all periods preceding the date of termination under the terms of our compensation and benefit plans.

Mr. Casale will be subject to two-year non-competition and non-solicitation covenants following his termination of employment.

The foregoing description of the New Change in Control Agreement is not complete and is qualified in its entirety by reference to the New Change in Control Agreement, which is filed as Exhibit 10.2B to this Annual Report on Form 10-K and is incorporated herein by reference.

Letter Agreement

Also on November 6, 2013, we entered into a succession planning letter agreement (the “Letter Agreement”) with John McEnroe, our Executive Vice President and Chief Operating Officer of Country Operations, under which he will be eligible to receive an incentive equal to one year’s base salary upon completion of an agreed upon succession plan, which includes the effective training and development of strong successors to his leadership team, an efficient and effective transition of his responsibilities at the time of his retirement to a successor candidate, and the successful performance of his duties and responsibilities through his retirement.

The foregoing description of the Letter Agreement is not complete and is qualified in its entirety by reference to the Letter Agreement, which is filed as Exhibit 10.55 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors as of August 31, 2013.

Name and Address	Age	Director Region	Since
Donald Anthony	63	8	2006
43970 Road 758 Lexington, NE 68850-3745
Robert Bass	59	5	1994
E 6391 Bass Road Reedsburg, WI 53959
David Bielenberg	64	6	2009
16425 Herigstad Road NE Silverton, OR 97381
Clinton J. Blew	36	8	2010
16304 S. Fall Street Hutchinson, KS 67501
Dennis Carlson	52	3	2001
3152 — 51st Street Mandan, ND 58554
Curt Eischens	61	1	1990
2153 — 330th Street North Minnesota, MN 56264-1880
Jon Erickson	53	3	2011
17503 — 46th Street SW Minot, ND 58701
Steve Fritel	58	3	2003
2851 — 77th Street NE Barton, ND 58384
Jerry Hasnedl	67	1	1995
12276 — 150th Avenue SE St. Hilaire, MN 56754 -9776
David Johnsrud	59	1	2012
17263 300 Avenue Starbuck, MN 56381
David Kayser	54	4	2006
42046 — 257th Street Alexandria, SD 57311
Randy Knecht	63	4	2001
40193 — 112th Street Houghton, SD 57449
Greg Kruger	54	5	2008
N 49494 County Road Y Eleva, WI 54738
Edward Malesich	60	2	2011
9575 MT Highway 41C Dillon, MT 59725
Steve Riegel	61	8	2006
12748 Ridge Road Ford, KS 67842
Daniel Schurr	48	7	2006
3009 Wisconsin Street LeClaire, IA 52753

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

Donald Anthony (2006):  Chairs CHS Foundation Finance and Investment Committee and serves on Audit Committee. Chaired the Nebraska Beginning Farmer Board for the last 5 years and has been the 3rd District producer representative for 10 years. Served as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Former director of Farmland Industries. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass (1994):  Serves on Audit and CHS Foundation Finance and Investment Committees. Served as first vice chairman and on Capital Committee. Served as director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, including seven years as chairman. Served as director for Cooperative Network, including three years as vice chairman. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

David Bielenberg, chairman (elected in 2009; chairman since 2012):  Chairs Executive Committee. Served as assistant secretary-treasurer, chaired the Audit Committee and served on Government Relations Committee. Previously served on the CHS Board of Directors from 2002-2006. Serves on Nationwide Insurance Board Council. Chair of the East Valley Water District and former director and board president for Wilco Farmers Cooperative, Mount Angel, Ore. Active in a broad range of agricultural and cooperative organizations. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University and is a graduate of Texas A & M University executive program for agricultural producers. Operates a diverse agricultural business near Silverton, Ore., including seed crops, vegetables, soft white wheat, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

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

Dennis Carlson, first vice chairman (2001):  Chairs Capital Committee and serves as first vice chairman of the Executive Committee. Served as second vice chairman, chairman of CHS Foundation Finance and Investment Committee, and as a member of the Executive Committee. Former director and past chairman of Farmers Union Oil Company, Bismarck/Mandan, N.D. Raises wheat, sunflowers and soybeans. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

Curt Eischens, assistant secretary-treasurer (1990):  Chairs Corporate Responsibility Committee and is assistant-secretary of the Executive Committee. Served as second vice chairman and as a member of the CHS Foundation Finance and Investment Committee. Serves as a director of Farmers Co-op Association, Canby, Minn., previous chairman and serves as vice chairman for Cooperative Network. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Jon Erickson (2011): Serves on Capital and Government Relations Committees. Served on Governance Committee. Past chairman of Enerbase and is active in a wide range of agricultural community organizations. Holds a bachelor’s degree in agricultural economics from North Dakota State University. Raises grains and oilseeds and operates a commercial Hereford/Angus cow-calf business near Minot, N.D. Mr. Erickson’s principal occupation has been farming for the last five years or longer.

Steve Fritel, second vice chairman (2003):  Serves as chairman of Governance Committee and as second vice chair of Executive Committee. Served as secretary-treasurer and on Executive, Capital, Governance, Corporate Responsibility, and Government Relations Committees. Director for Rugby (ND) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Member Board. Currently a director of Envision. Former director of North Central Experiment Station Board of Visitors and North Dakota Farm and Ranch

Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises spring wheat, barley, soybeans, edible beans and confection sunflower near Rugby, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl (1995):  Serves on Government Relations and Governance Committees. Previously served as chairman, secretary-treasurer, and as chair of the Executive, CHS Foundation, and Capital Committees. Previous chairman of the former CHS Wheat Milling Defined Member Board. Serves on the Cooperative Network Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and Cooperative Network and serves on Minnesota Sunflower Research and Promotion Council. Earned associate’s degree in agricultural economics and has certification in advanced farm business management from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

David Johnsrud (2012):  Serves as a member of the Government Relations and Corporate Responsibility Committees. Serves as director and chairman for AgCountry Farm Credit Services. Serves on the Minnesota Farm Credit Legislative Committee, with three years as chairman. Served on the Farmers Union Oil and Prairie Lake Coop boards of directors, with 15 years as board secretary. Johnsrud served on the Mid-Minnesota Association Board, with terms as secretary and chairman, as well as on the State Directors’ Association, with terms as treasurer. Served on the CHS Annual Meeting Credentials Committee in 2000 and 2001 and on the Resolutions Committee in 2002 and 2003. In 2010 he completed the Farm Credit Services Premier Governance Series and became a Certified Director and is a 2010 graduate of Minnesota Agricultural Rural Leadership Class V. Johnsrud farms in partnership with his brother and nephew. Mr. Johnsrud’s principal occupation has been farming for the last five years or longer.

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

Randy Knecht (2001):  Serves on Government Relations and Capital Committees. Served as assistant secretary-treasurer, and chaired Governance and Government Relations Committees. Previously served on boards of the American Coalition for Ethanol and Four Seasons Cooperative, Britton, S.D., and former director and chairman of Northern Electric Cooperative and director of Dakota Value Capture Cooperative. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified crop farm and cattle ranch near Houghton, S.D. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

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

Edward Malesich (2011): Serves on Government Relations and Corporate Responsibility Committees. Served 12 years on the board of Rocky Mountain Supply Inc., Belgrade, Mont., and 18 years on one of its predecessor cooperatives. Has served for 13 years on the board of Northwest Farm Credit Services. Holds a bachelor’s degree in agricultural production from Montana State University. Raises Angus cattle, wheat, malt barley and hay near Dillon, Mont. Mr. Malesich’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves as chairman of Government Relations Committee and on Governance Committee. Served on Corporate Responsibility and Capital Committees. Director and former chairman of Pride Ag Resources, Dodge City (Kan.) and previously served as director and officer for Ford-Kingsdown Cooperative and Co-op Service, Inc. Advisory director for Bucklin (Kan.) National Bank, and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr, secretary treasurer (2006):  Serves on Executive Committee and is chairman of Audit Committee. Previously served as first vice chairman and on Government Relations and Corporate Responsibility Committees. Serves on Blackhawk Bank and Trust board and audit and trust committees. Served as director and officer for River Valley Cooperative of

Mt. Joy, Iowa. Served eight years as director of Great River Bank and Trust. Former local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agricultural business from Iowa State University. Raises corn, soybeans, alfalfa and feed cattle near LeClaire, Iowa. Also owns a heavy equipment repair business in Bettendorf, Iowa. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

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

The following positions on the Board of Directors will be up for re-election at the 2013 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	vacated by Michael Toelle (1)
Region 3 (North Dakota)	Dennis Carlson
Region 4 (South Dakota)	Randy Knecht
Region 5 (Wisconsin, Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia)
Robert Bass
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Steve Riegel
_______________________________________
(1) Mr. Toelle resigned during fiscal 2013.

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as of August 31, 2013. Officers are appointed by the Board of Directors.

Name	Age	Position
Carl Casale	52	President and Chief Executive Officer
Shirley Cunningham	53	Executive Vice President, Enterprise Strategy
Jay Debertin	53	Executive Vice President and Chief Operating Officer, Energy and Foods
Lynden Johnson	53	Executive Vice President, Business Solutions
John McEnroe	58	Executive Vice President, Country Operations
Mark Palmquist	56	Executive Vice President and Chief Operating Officer, Ag Business
Timothy Skidmore	52	Executive Vice President and Chief Financial Officer
Lisa Zell	45	Executive Vice President and General Counsel

Carl Casale, President and Chief Executive Officer (CEO), joined CHS in 2011. Previously spent 26 years with Monsanto Company, beginning his career as a sales representative in eastern Washington and advancing through sales, strategy, marketing and technology-related positions before being named Chief Financial Officer in 2009. Serves on the boards of National Cooperative Refinery Association; Ventura Foods, LLC; Ecolab Inc.; National Council of Farmer Cooperatives; Greater Twin Cities United Way; and Minnesota Business Partnership. Previously served on the boards of Nalco Company and the National 4-H Council. Named Oregon State University College of Agriculture’s 2009 alumni fellow. Holds a bachelor’s degree in agricultural economics from Oregon State University and an executive master’s of business administration from Washington University, St. Louis, Mo. Native of Oregon’s Willamette Valley. Operates a family-owned blueberry farm near Aurora, Oregon.

Shirley Cunningham, Executive Vice President — Enterprise Strategy, joined CHS in 2013. Previously served as chief information officer for Monsanto Company and has more than 25 years experience in information technology and business management including leading global IT operations, acquisitions, IT research and development, strategic planning and enterprise initiatives. Serves on the Washington University School of Engineering board and the St. Louis children's museum, The Magic House board. Previously served on the AT&T advisory board. Holds a master's of business administration degree from Washington University, St. Louis, Missouri.

Jay Debertin, Executive Vice President and Chief Operating Officer — Energy and Foods, joined CHS in 1984 in the energy division and held positions in energy marketing operations. Named vice president of crude oil supply in 1998, and added responsibilities for raw material supply, refining, pipelines and terminals, trading and risk management, and transportation in 2001. He was named executive vice president, Processing, in 2005 and was responsible for CHS soybean crushing, refining and related operations, along with food processing joint venture relationships. Named to his current position in January 2011, where he is responsible for energy operations, including refineries, pipelines and terminals; refined fuels, propane, lubricants and renewable fuels distribution; and marketing businesses. Also responsible for CHS vegetable oil-based foods through Ventura Foods, LLC. Responsible for CHS strategic direction in renewable energy. Serves as chairman for National Cooperative Refinery Association and as a director for Ventura Foods, LLC. Former board member of Horizon Milling, LLC and US BioEnergy Corporation. Earned a bachelor’s degree in economics from the University of North Dakota and a master’s of business administration degree from the University of Wisconsin — Madison.

Lynden Johnson, Executive Vice President — Business Solutions, is responsible for board planning and administration, Corporate Citizenship and the CHS Foundation, and CHS Aligned Solutions, along with subsidiaries CHS Insurance Group, CHS Hedging Inc. and CHS Capital. Before assuming his current role in January 2012, Johnson was named senior vice president, Business Solutions, in January 2011. He served as the vice president of Business Solutions Consulting in 2008 and previously held the position of vice president, Member Services since 2005. Prior to joining CHS, he had a career managing cooperatives in North Dakota and Minnesota for 23 years. Serves as a board member for the CHS Pension Plan and is a fiduciary board member for the Co-op 401K Committee. Serves on the board of directors of CHS Insurance Group, CHS Capital and CHS Hedging. Holds a bachelor's degree in agricultural economics from North Dakota State University.

John McEnroe, Executive Vice President — Country Operations, joined CHS in 1979. He progressed through a variety of grain marketing and retail management positions, including being named regional director in 1984, vice president in 2000, senior vice president of Country Operations in 2003 and assumed his current role in January 2012. Serves on the boards of the National Cooperative Refinery Association, CHS Capital, as well as numerous boards of CHS Country Operations partners. Serves as executive committee member of the Grain Elevator and Processing Society. Pursued a bachelor's degree in political science from the University of North Dakota.

Mark Palmquist, Executive Vice President and Chief Operating Officer — Ag Business, is responsible for all international ag-related business units, including crop nutrients, grain marketing, terminal operations, exports, logistics and transportations and soybean processing operations. Joined the former Harvest States in 1979 as a grain buyer, and then moved into grain merchandising. Named vice president and director of grain marketing in 1990 and senior vice president in 1993. Assumed leadership responsibility for grain marketing, country operations, processing and food ingredients and packaged foods in 2001 and his current responsibilities in January 2012. Serves on the board of Horizon Milling, LLC. Former board member of InTrade/ACTI, National Cooperative Refinery Association, Schnitzer Steel Industries, Inc. and Multigrain AG. Holds a bachelor's degree in business from Gustavus Adolphus College, St. Peter, Minnesota, and attended the University of Minnesota MBA program.

Timothy Skidmore, Executive Vice President and Chief Financial Officer, joined CHS in 2013 and is responsible for finance, accounting, strategic sourcing and insurance risk management. Previously served as vice president of finance and strategy for Campbell North America, Campbell's largest operating division. Joined Campbell as assistant treasurer in 2001 and held numerous leadership positions in finance including leading the cash management, corporate finance and international treasury functions. Served in various business unit CFO roles including the U.S. soup, simple meals, beverages and international businesses where he was responsible for financial strategy, planning, reporting and balance sheet management. Prior to joining Campbell, spent 15 years at DuPont Co., holding a variety of financial leadership positions, including leading DuPont's finance function across Asia Pacific. Holds a bachelor's degree in risk management from the University of Georgia, and a Master of Business Administration degree in finance from Widener University, Chester, Pennsylvania.

Lisa Zell, Executive Vice President and General Counsel, joined CHS in 1999 as senior attorney after several years in private practice and a federal clerkship with the U.S. Court of Appeals Seventh Circuit. Named senior vice president and general counsel in January 2011 and assumed current position in January 2012. Serves on the board of Ventura Foods, LLC, and is chairperson of its Corporate Responsibility Committee. Holds a bachelor's degree from St. Cloud (Minnesota) State University and a law degree from Drake University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of any class of our preferred stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (Commission). Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2013, and based further upon written representations received by us with respect to the need to file reports on Form 5, no individuals filed late reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This code of ethics applies to all of our officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following:

CHS Inc.
Attention: Lisa Zell
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised solely of directors Mr. Anthony, Mr. Bass, Mr. Schurr (Chairman) and Mr. Kruger, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

Changes to our Named Executive Officers during fiscal 2013 included the appointment of Timothy Skidmore as our Executive Vice President and Chief Financial Officer to replace David Kastelic who retired on September 3, 2013, and the addition of John McEnroe, our Executive Vice President and Chief Operating Officer of Country Operations as one of our Named Executive Officers.

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

Compensation Philosophy and Objectives

The Corporate Responsibility Committee of our Board of Directors oversees the administration of, and the fundamental changes to, the executive compensation and benefits programs. The primary principles and objectives in compensating executive officers include:

•	Maintaining a strong external market focus in order to attract and retain top talent by:

•	Aligning pay structures and target total direct compensation at the market median of similarly situated companies

•

•	Maintaining reasonable internal pay equity among executives in order to allow for broad-based development opportunities in support of our talent management objectives

•	Driving strong business performance through annual and long-term incentive programs by:

•	Rewarding executives for company, business unit and individual performance

•	Aligning executive rewards with competitive returns to our member owners

•	Ensuring compensation components are mutually supportive and not contradictory

•	Aligning annual and long-term results with performance goals

•	Ensuring compliance with government mandates and regulations

Changes to our compensation plans for fiscal 2014 include changing our profit sharing and incentive plan performance measures to Return on Adjusted Equity ("ROAE"). This change will be effective for fiscal 2014 for our Profit Sharing Plan and Annual Variable Pay Plan, and effective for the fiscal 2012 - 2014 Long-Term Incentive Plan. In addition, the Long-Term Incentive Plan is being expanded to provide incentives for superior long-term performance that are more consistent with external benchmarks and are aligned with competitive returns to our member owners.

Components of Executive Compensation and Benefits

Our executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member-owner returns by achieving specified goals. The compensation program links executive compensation directly to our annual and long-term financial performance. A significant portion of each executive's compensation is dependent upon meeting financial goals and a smaller portion is linked to other individual performance objectives.

Each year, the Corporate Responsibility Committee of the Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of the executive compensation programs. The Corporate Responsibility Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Corporate Responsibility Committee to provide guidance regarding market competitive levels of base pay, annual variable pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer (CEO). The data is shared with our Board of Directors which makes final decisions regarding the Chief Executive Officer's base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external market median level of compensation for comparable positions and being consistent with our compensation philosophy and objectives. The Corporate Responsibility Committee recommends to the Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards based on goal attainment. In turn, the Board of Directors communicates this pay information to the CEO. The CEO is not involved with the selection of the third party consultant and does not participate in, or observe, Corporate Responsibility Committee meetings that concern CEO compensation matters. Based on review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), with input from a third party consultant if necessary, the CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers and communicates base and incentive compensation levels to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31 of that year.

Components of Compensation

The executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2013 included a combination of any of the following sources: Hay Group Executive Remuneration Report, AonHewitt Total Compensation Measurement, Mercer US Executive Compensation Survey, Towers Watson Executive Compensation Databank and Towers Watson Survey of Top Management Compensation. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 472 to 3,035, with an average of 1,017. In addition, in fiscal 2013 we retained Towers Watson to provide customized survey data from the Towers Watson Executive Compensation Databank, to include a subset consisting of 26 companies in the agribusiness, energy, fertilizer and food industries. Data for these companies included 25th, 50th and 75th percentile for base pay, total cash compensation (sum of base pay and annual variable pay), and total direct compensation (sum of base pay, annual variable pay and long-term incentive). Towers Watson also provided historical return on equity data for the same group of agribusiness, energy, fertilizer and food companies. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS' short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to median compensation in comparable industries, companies and markets. We target the market median for base pay, target total cash and target total direct compensation pay. The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation based on competitive market practice and internal equity considerations
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives	• Provides a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on equity performance levels	• Provides a direct link between employee pay and CHS’s profitability • Encourages proper expense control and containment
Long-Term Incentive Plans	Long-term performance based incentive for senior management to achieve predetermined triennial return on equity performance goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

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

Base Pay:

Base salaries of the Named Executive Officers represent a fixed form of compensation paid on a semi-monthly basis. The base salaries are generally set at the median level of market data collected through our benchmarking process against other equivalent positions of comparable revenue-size companies. The individual's actual salary relative to the market median is based on a number of factors, which include, but are not limited to: scope of responsibilities, individual experience and individual performance.

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined based on review of competitive market data, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics. The CEO is responsible for this process for the other Named Executive Officers. The Corporate Responsibility Committee is

responsible for this process for the CEO. Mr. Casale received a base pay increase of 3.0% in fiscal 2013. The other Named Executive Officers also received the following base salary increases in fiscal 2013: David Kastelic 3.0%; Mark Palmquist 3.0%; Jay Debertin 3.0%; John McEnroe 20% and Patrick Kluempke 3.0%.

Annual Variable Pay:

Each Named Executive Officer other than Mr. Skidmore was eligible to participate in our Annual Variable Pay Plan for our fiscal year ended August 31, 2013. Due to his August 2013 start date, Mr. Skidmore will first become eligible to participate in the plan for fiscal 2014. Target award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program was based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components included return on equity (ROE) goals for both CHS and the executive's business unit. The CHS threshold, target and maximum ROE goals for fiscal 2013 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

CHS financial performance goals and award opportunities under our fiscal 2013 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Business Unit Performance Goal	Management Business Objectives	Percent of Target Award
Maximum Target Threshold Below Threshold	14% Return on Equity 10% Return on Equity 8% Return on Equity <8% Return on Equity	Threshold, Target and Maximum Return on Equity goals vary by business unit but are consistent with and support company ROE goals	Individual performance goals	200% 100% 20% 0%

Starting with fiscal 2012, the annual variable pay awards for the Named Executive Officers were calculated depending on performance results, by applying the percent of target award earned to their fiscal year end base salary rather than salary range midpoint. This change was made in an effort to simplify plan design and administer plans consistently. During this transition, the salary range midpoint was used if it was higher than base salary.

The types and relative importance of specific financial and other business goals varies among executives depending upon their positions and the particular business unit for which they are responsible. Financial goals are given greater weight than other individual performance goals in determining individual awards.

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROE goals (ROAE beginning in fiscal 2014) and determines the CEO's individual goals. The weighting of the CEO's goals is 70% CHS total company ROE and 30% principle accountabilities and individual goals. The CEO approves business unit ROE goals and determines non-financial goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers is also 70% ROE and 30% principle accountabilities and individual goals. The ROE goals for the other Named Executive Officers are either total CHS, or combined CHS and business unit, depending on whether the executive is responsible for an operating group or not. The variable pay plan is designed such that if threshold non-financial and financial performance goals are achieved, the annual variable pay award would equal 20 percent of target awards; if target non-financial and financial performance goals are achieved, the award would equal 100% of target awards and if maximum non-financial and financial performance goals are achieved, the award would equal 200% of target awards.

In conjunction with the annual performance appraisal process of the CEO, the Board of Directors reviews the non-financial goals, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for the CEO. Likewise, the CEO uses the same process for determining individual goal attainment for the other Named Executive Officers. Named Executive Officers are covered by the same broad-based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards prorated to the period of time eligible.

For fiscal 2013, CHS achieved an ROE of 22.3%. Annual variable pay payments for the Named Executive Officers are as follows:

Carl Casale	$2,254,500
David Kastelic	$856,800
Mark Palmquist	$562,380
Jay Debertin	$862,680
John McEnroe	$840,000
Patrick Kluempke (1)	$—

(1)
Mr. Kluempke retired effective March 31, 2013 and entered into a separation agreement with us in connection with his retirement. The payments made to Mr. Kluempke pursuant to that agreement are reported in the Summary Compensation Table under the column “All Other Compensation.”

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

Return On Equity	Equates to Net Income for Fiscal 2013	Profit Sharing Award
14.0%	$623.7 Million	5%
12.0%	$534.6 Million	4%
10.0%	$445.5 Million	3%
9.0%	$401.0 Million	2%
8.0%	$356.4 Million	1%

In fiscal 2013 the maximum ROE goal was reached.

Effective for fiscal 2014, the ROAE goals are:

Return On Adjusted Equity	Equates to Net Income for Fiscal 2014	Profit Sharing Award
14.0%	$698.2 Million	5%
12.0%	$602.0 Million	4%
10.0%	$505.7 Million	3%
9.0%	$457.6 Million	2%
8.0%	$409.5 Million	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encourage our Named Executive Officers to maximize long-term shareholder value, and retain key executives. Due to his August 2013 start date, Mr. Skidmore will first become eligible for an LTIP award pursuant to the fiscal 2012 - 2014 plan, without proration, based on his term sheet.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new performance period beginning every year. The LTIP has historically been based on CHS ROE over three-year periods. The CHS Board of Directors approves the LTIP ROE goals.

Award opportunities for the fiscal 2011-2013 LTIP are expressed as a percentage of a participant's average salary for the three-year performance period unless the salary is below mid-point in which case the mid-point would be used. Threshold and maximum award opportunities are set between 20 percent and 200 percent of target payout. CHS must meet a three-year period threshold level of ROE for LTIP to trigger a payout. The threshold, target and maximum ROE goals for fiscal 2011-2013 performance period were 8%, 10% and 14%, respectively. Beginning with the 2012 - 2014 plan period the LTIP performance range will be expanded to emphasize pay for performance and superior ROAE results.

During fiscal 2013 CHS utilized a third party consultant, Towers Watson, to conduct an assessment of total direct compensation in relation to Named Executive Officers below the CEO level, as discussed above under “Components of Compensation”. A separate study was conducted by Towers Watson at the request of the Corporate Responsibility Committee of the CHS Board of Directors to review CEO compensation. The committee reviewed the market data and concluded that the current compensation programs were not aligned with CHS’s compensation philosophy of paying target total cash and target total direct compensation. Therefore, the committee recommended and the CHS Board of Directors approved to expand the CHS Long Term Incentive Plan to provide additional award opportunity for above market performance between 14% and 20% ROAE. Details for awards associated with the expanded plan are provided in the 2013 Grants of Plan-Based Awards table.

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

For the fiscal year 2011-2013 performance period, CHS reached the maximum level ROE for awards under the LTIP. Payments for the Named Executive Officers under the LTIP were as follows:

Carl Casale	$2,189,417
David Kastelic	$819,980
Mark Palmquist	$900,202
Jay Debertin	$845,973
John McEnroe	$608,000
Patrick Kluempke (1)	$—

(1)
Mr. Kluempke retired effective March 31, 2013 and entered into a separation agreement with us in connection with his retirement. The payments made to Mr. Kluempke pursuant to that agreement are reported in the Summary Compensation Table under the column “All Other Compensation.”

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the "Pension Plan") is a tax qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a lump sum payment of the participant's account balance (or a monthly annuity if elected) for the Named Executive Officer's lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer the normal form is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

A Named Executive Officer's benefit under the Pension Plan depends on 1) pay credits to the employee's account, which are based on the Named Executive Officer's total salary and annual variable pay for each year of employment, date of hire, age at date of hire and the length of service and 2) investment credits which are computed using the interest crediting rate and the Named Executive Officer's account balance at the beginning of the plan year.

The amount of pay credits added to a Named Executive Officer's account each year is a percentage of the Named Executive Officer's base salary and annual variable pay plus compensation reduction pursuant to the CHS Inc. 401(k) Plan, (the “401(k) Plan”), and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

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

Investment Credits

We credit a Named Executive Officer's account at the end of the year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period. The minimum interest rate under the Pension Plan is 4.65% and the maximum is 10%.

CHS Inc. 401(k) Plan

The 401(k) Plan is a tax-qualified defined contribution retirement plan. Most full-time, non-union CHS employees are eligible to participate in the 401(k) Plan, including each Named Executive Officer. Participants may contribute between 1% and 50% of their pay on a pretax basis. We match 100% of the first 1% and 50% of the next 5% of pay contributed each year (maximum 3.5%). The Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after two years of service in matching contributions made on the participant's behalf by CHS.

Non-participants are automatically enrolled in the plan at 3% contribution rate and effective each January 1st, the participant's contribution will be automatically increased by 1%. This escalation will stop once the participant's contribution reaches 6%. The participant may elect to cancel or change these automatic deductions at any time.

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

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2013 of $24.2 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2013, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Kluempke, Mr. McEnroe and Mr. Debertin participated in the elective portion of the Deferred Compensation Plan.

Benefits from the Deferred Compensation plan are primarily funded in a rabbi trust, with a balance as of August 31, 2013 of $91.0 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health & Welfare Benefits:

Like other CHS employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like other non-executive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer's annual benefit elections and varies by individual.

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

Mr. Skidmore, our CFO, joined us in August, 2013 and the terms of his employment provide for certain payments to Mr. Skidmore in respect of compensation earned from Mr. Skidmore's former employer during past periods but forfeited in order to accept employment with CHS due to vesting requirements and other restrictions (the “Replacement of Forfeited Compensation”). Specifically, Mr. Skidmore is entitled to receive three equal payments of $180,000 for forfeited restricted stock and three equal payments of $55,163 for forfeited incentives to be paid as follows: the first payments within 30 days of his start date; the second payments within 30 days after the first anniversary of start date and the third payments within 30 days after the second anniversary of the start date.

Fiscal 2014 Agreements

On November 6, 2013 our Board of Directors approved a new employment and an amended and restated change in control agreement that supersede the employment and change in control agreements we entered into in November 2010 with Mr. Casale, our CEO.  The new agreements are described above under Item 9B, Other Information.  Our existing employment agreement with Mr. Casale had an initial term expiring on December 31, 2013.  Rather than extend that agreement, our Board of Directors decided to replace the agreement with a new employment agreement.  The new agreement reflects an increase in Mr. Casale’s annual base salary from $901,800 for calendar 2013 to $990,000 effective as of January 1, 2014, and an increase in his maximum long-term incentive award from 250% to 500% of his average fiscal year-end base salary during the three year performance period applicable to the award opportunity.  The amended and restated change in control agreement was entered into in order to reflect that the new employment agreement had been entered into.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)(15)	Non-Equity Incentive Plan Compensation (1)(2)(15)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3)(15)	All Other Compensation (4-15)	Total
Carl Casale President and Chief Executive Officer	2013	$893,033	$4,443,917	$332,777	$1,094,729	$6,764,456
	2012	867,000	4,345,625	416,179	1,121,907	6,750,711
	2011	566,667	4,250,000		910,956	5,727,623
Timothy Skidmore Executive Vice President and Chief Financial Officer	2013	17,308				17,308

Mark Palmquist Executive Vice President and Chief Operating Officer, Ag Business	2013	663,000	1,462,582	177,531	146,819	2,449,932
	2012	643,708	1,772,169	589,377	136,099	3,141,353
	2011	602,337	1,665,626	252,606	153,740	2,674,309
Jay Debertin Executive Vice President and Chief Operating Officer, Energy and Foods	2013	610,233	1,708,653	222,526	120,186	2,661,598
	2012	590,720	1,606,033	569,614	118,673	2,885,040
	2011	516,667	1,536,826	208,868	131,724	2,394,085
John McEnroe Executive Vice President and Chief Operating Officer, Country Operations	2013	566,667	1,448,000	212,735	118,769	2,346,171

David Kastelic Retired Executive Vice President and Chief Financial Officer	2013	550,800	1,676,780	223,624	116,750	2,567,954
	2012	531,707	1,442,240	318,149	105,054	2,397,150
	2011	424,334	1,185,173	122,522	74,560	1,806,589
Patrick Kluempke Retired Executive Vice President, Corporate Services	2013	355,337		275,642	1,775,055	2,406,034
	2012	495,465	1,353,053	298,592	108,895	2,256,005
	2011	448,942	1,273,626	223,530	115,915	2,062,013
_______________________________________

(1)
Amounts reflect the gross compensation and include any applicable deferrals. Mr. Debertin deferred $709,983 in fiscal 2013, $79,773 in fiscal 2012, $504,000 in fiscal 2011; Mr. McEnroe deferred $415,000 in fiscal 2013; and Mr. Kluempke deferred $38,679 in fiscal 2013.

(2)	Amounts include CHS fiscal 2011, fiscal 2012 and fiscal 2013 annual variable pay awards and fiscal 2009-2011, fiscal 2010-2012 and fiscal 2011-2013 long-term incentive awards.

(3)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers' benefit under their retirement program and nonqualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in fiscal 2013: Mr. Casale- $48,472; Mr. Kastelic- $47,454; Mr. Palmquist- $47,445; Mr. Debertin- $125,271; Mr. Kluempke- $56,277; Mr. McEnroe- $53,702 and above market earnings in fiscal 2012: Mr. Casale- $24,900; Mr. Kastelic- $39,912; Mr. Palmquist- $42,397; Mr. Debertin- $112,743; Mr. Kluempke- $47,560 and above market earnings in fiscal 2011: Mr. Kastelic- $13,522; Mr. Palmquist- $17,852; Mr. Debertin- $40,893; Mr. Kluempke- $17,969.

(4)
Amounts may include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel, event tickets and financial planning. Years prior to fiscal 2012 may also include car allowance and dues/memberships which were discontinued in fiscal 2012.

(5)	This column includes fiscal 2011 car allowance amounts as follows: Mr. Palmquist- $15,120; Mr. Debertin- $15,120; Mr. Kastelic- $15,120; Mr. Kluempke- $15,120.

(6)	This column includes fiscal 2013 executive LTD of $3,606 for all Named Executive Officers except Mr. Kluempke- $2,130 and Mr. Skidmore- $0.

(7)	This column includes fiscal 2013 amounts as follows for Mr. Casale: executive physical $2,881.

(8)
This column includes fiscal 2013 amounts as follows for Mr. Palmquist: executive physical $7,046; and events tickets $3,200 and amounts in fiscal 2012: executive physical $5,679; and events tickets $2,642.

(9)	This column includes fiscal 2013 amounts as follows for Mr. Debertin: executive physical $2,543.

(10)	This column includes fiscal 2013 amounts for Mr. McEnroe: executive physical $7,381; and events tickets $3,618.

(11)
This column includes fiscal 2013 amounts for Mr. Kluempke: financial planning $4,494; and retirement gift card $1,000 with a gross up value of $1,506 and amounts in fiscal 2012: $5,412 executive physical; and $2,469 reimbursement for gasoline under Cenex Fleet Card.

(12)	This column includes fiscal 2013 amounts for Mr. Kastelic: retirement gift card $1,200 with a gross up value of $1,807.

(13)	This column includes fiscal 2013 amount as follows for Mr. Kluempke: $1,428,921 fiscal 2013 annual variable pay and long term incentive awards and $247,500 consulting payments per release agreement.

(14)
Includes the following payments for Mr. Casale per his employment agreement: fiscal 2013: $833,333 payout covering earned and forfeited compensation from previous employment; fiscal 2012: $833,334 payout covering earned and forfeited compensation from previous employment, $19,780 relocation expenses with a gross up value of $35,512; fiscal 2011: $833,334 payout covering earned and forfeited compensation from previous company, $30,000 relocation expenses with a gross up value of $53,860, and legal fees for Mr. Casale per his employment agreement.

(15)	Information on Mr. Skidmore and Mr. McEnroe includes compensation from fiscal 2013 only, the first year in which they became Named Executive Officers.

Agreements with Named Executive Officers

In November 2010, we entered into three-year employment and change in control agreements with Mr. Casale, our CEO. Copies of these agreements were previously filed and are listed as Exhibits 10.1 and 10.2 to the registration statement to which this prospectus is a part. The employment agreement with Mr. Casale was entered into to clearly define the obligations of the parties with respect to employment matters as well as compensation and benefits provided to the executive officer upon termination of employment. Mr. Casale's change in control agreement was designed to help attract and retain Mr. Casale, recognizing that change in control protections are commonly provided at comparable companies with which CHS competes for executive talent. Because of our cooperative ownership structure, CHS is in a position where a change of control is unlikely. However, we believe that this arrangement provides financial security to Mr. Casale and enhances his impartiality and objectivity in the case of a change in control in which he could potentially lose his position.

The agreement also provides for certain payments to Mr. Casale in respect of compensation earned from Mr. Casale's former employer during past periods but forfeited in order to accept employment with CHS due to vesting requirements and other restrictions (the “Replacement Cash Payments”). Specifically, Mr. Casale is entitled to receive three equal payments of $833,333, two of which were made in fiscal 2012 and the third and final payment of which was paid in January, 2013.

The severance pay and benefits to which Mr. Casale will be entitled if we terminate his employment without cause, if he terminates his employment for “good reason” or if there is change in control, are described below under the heading “Post Employment”.

Mr. Casale's employment agreement also provides that in the event of certain restatements of our financial results due to material noncompliance with financial reporting requirements, if our Board determines in good faith that compensation paid (or payable but not yet paid) to the appropriate executive was awarded or determined based on such material noncompliance, then we are entitled to recover from the executive (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement.

On November 6, 2013, we entered into a new employment agreement and change of control agreement with Mr. Casale, as described under item 9B, Other Information. This agreement will become effective as of January 1, 2014.

Mr. Skidmore, our CFO, joined us in August 2013. The severance payments to which Mr. Skidmore will be entitled if we terminate his employment without cause or if he terminates his employment for “good reason” are described below under the heading “Post Employment”. Other details of Mr. Skidmore's employment arrangement with us are described in the Compensation Discussion and Analysis above.

Explanation of Ratio of Salary and Bonus to Total Compensation

The structure of our executive compensation package is focused on a suitable mix of base pay, annual variable pay and long-term incentive awards in order to encourage executive officers and employees to strive to achieve goals that benefit our shareholders' interests over the long term, and to better align our programs with general market practices.

Fiscal 2013 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2013 for our CEO and the other four Named Executive Officers as a group.

The Other NEO Target Pay Mix chart does not include Mr. Kluempke and Mr. Skidmore, because neither individual had full fiscal year 2013 service.

2013 Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)

Name	Grant Date	Threshold	Target	Maximum	Superior Performance Maximum
Carl Casale	9-1-12(2)	$225,450	$1,127,250	$2,254,500	$—
	9-1-12(3)	225,450	1,127,250	2,254,500	4,509,000
David Kastelic	9-1-12(2)	85,680	428,400	856,800	—
	9-1-12(3)	85,680	428,400	856,800	1,713,600
Timothy Skidmore (4)	9-1-12(2)	—	—	—	—
	9-1-12(3)	63,000	315,000	630,000	1,260,000
Mark Palmquist	9-1-12(2)	93,730	468,650	937,300	—
	9-1-12(3)	93,730	468,650	937,300	1,874,600
Jay Debertin	9-1-12(2)	86,268	431,340	862,680	—
	9-1-12(3)	86,268	431,340	862,680	1,725,360
John McEnroe	9-1-12(2)	84,000	420,000	840,000	—
	9-1-12(3)	84,000	420,000	840,000	1,680,000
Patrick Kluempke (5)	9-1-12(2)	72,201	361,005	722,009	—
	9-1-12(3)	72,201	361,005	722,009	1,444,019
_______________________________________

(1)	Changes in award calculation methodology based on year end salary versus midpoint are explained in Components of Compensation under Annual Variable Pay and Long-Term Incentive descriptions.

(2)
Represents range of possible awards under our fiscal 2013 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2013 is included in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described under “Compensation Discussion and Analysis-Annual Variable Pay.”

(3)
Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2013-2015 performance period. Goals are based on achieving a three-year ROAE of 8%, 10% and 14% plus an award for superior 20% ROAE performance. Awards are earned over a three-year period and vest over an additional 28-month period. The Long-Term Incentive Plan is described under “Compensation Discussion and Analysis - Long-Term Incentive Plans."

(4)	Due to his August 2013 start date, Mr. Skidmore is not eligible for fiscal 2013 Annual Variable Pay Plan or fiscal 2011 - 2013 Long-Term Incentive Plan.

(5)
Estimated Grants of Plan Based Award amounts for Mr. Kluempke represent full fiscal year 2013 participation. Mr. Kluempke retired effective March 31, 2013. His Annual Variable Pay and Long-Term Incentive Awards for fiscal 2013 are reflected in the Summary Compensation Table, All Other Compensation column, as noted in footnote 13 in the Summary Compensation Table. Mr. Kluempke will receive prorated Long-Term Incentive Awards based on his retirement date for fiscal 2012 - 2014 and fiscal 2013 - 2015 plans.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under Compensation, Discussion and Analysis. Specifics to the calculation of Mr. Casale's award are described under "Agreements with Named Executive Officers."

Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Carl Casale	CHS Inc. Pension Plan	2.6667	$39,665	$0
	SERP	2.6667	635,919	0
Mark Palmquist(1)	CHS Inc. Pension Plan	34.0000	786,366	0
	SERP	34.0000	2,342,367	0
Jay Debertin	CHS Inc. Pension Plan	29.2500	616,882	0
	SERP	29.2500	1,413,788	0
John McEnroe(1)	CHS Inc. Pension Plan	34.5833	651,491	0
	SERP	34.5833	628,550	0
David Kastelic(1)	CHS Inc. Pension Plan	20.1667	450,894	0
	SERP	20.1667	796,021	0
Patrick Kluempke(1)	CHS Inc. Pension Plan	30.6667	985,957	985,957
	SERP	30.6667	1,249,920	0
_______________________________________

(1)	Executive is eligible for early retirement in both the CHS Inc. Pension Plan and the SERP.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers other than Mr. Skidmore are entitled to under the Pension Plan and SERP. Mr. Skidmore joined us in August 2013 and accordingly is not yet entitled to retirement benefits under this plan.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

•	Discount rate of 4.70%

•	RP-2000 Combined Healthy Participant mortality table (post-decrement only);

•
Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 65). The early retirement benefit under the cash balance plan formula is equal to the participant's account balance; and

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

All Named Executive Officers retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and SERP, as described under “Compensation Discussion and Analysis”.

2013 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year (3)	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (4)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (1),(2)
Carl Casale	$0	$2,397,789	$176,192	$0	$5,024,224
Mark Palmquist	0	978,774	180,523	0	4,539,765
Jay Debertin	709,983	874,825	420,784	0	9,829,180
John McEnroe	415,000	503,078	190,275		4,968,684
David Kastelic	0	704,117	155,163	0	3,976,193
Patrick Kluempke	38,679	739,008	183,146	0	4,674,968

____________________________________

The above table shows the Deferred Compensation benefits that Named Executive Officers other than Mr. Skidmore are entitled. Mr. Skidmore joined us in August 2013 and accordingly is not yet entitled to benefits under this plan.

(1)
Contributions are made by CHS into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2013 based on fiscal 2012 results. These results are also included in amounts reported in the fiscal 2013 Summary Compensation Table: Carl Casale, $246,711; Mark Palmquist, $118,850; Jay Debertin, $108,303; John McEnroe, $88,250; David Kastelic, $103,550; and Patrick Kluempke, $88,393.

(2)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive's career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. The notional investment returns for the fiscal year were as follows: Vanguard Prime Money Market, .07% ; Vanguard Life Strategy income, 1.28%; Vanguard Life Strategy Conservative Growth, 5.28%; Vanguard Life Strategy Moderate Growth, 9.46%; Vanguard Life Strategy Growth, 13.68%; and the Fixed Rate was 4.18%.

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

(4)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in 2013 that are also reflected in the Summary Compensation Table: Mr. Casale- $48,472; Mr. Kastelic- $47,454; Mr. Palmquist- $47,445; Mr. Debertin- $125,271; Mr. Kluempke- $56,277; Mr. McEnroe- $53,702

Post Employment

The CEO is covered by an employment agreement that provides for severance in the event his employment is terminated by us without cause or by him with “good reason.” Severance consists of two times base pay, two times target annual variable pay, a prorated portion of his unpaid annual variable award for the fiscal year in which the termination occurred, and two years of health and welfare benefits substantially similar to those he was receiving prior to termination. In addition, Mr. Casale would be entitled to acceleration of any unpaid Replacement Cash Payments as described above under the heading “Agreements with Named Executive Officers.” Mr. Casale's agreement contains two year non-solicitation and non-compete provisions. Payments for Mr. Casale would be made in three equal installments over a two-year period.

Mr. Skidmore's term sheet provides for severance in the event his employment in terminated by us without cause, or by his with “good reason”, in the amount of one year of base pay and prorated annual variable pay in addition to normal separation benefits such as accrued and unpaid Paid Time Off .

All other Named Executive Officers (other than Mr. Kluempke, who retired as of March 13, 2013) are covered by a broad-based employee severance program which provides two weeks of pay per year of service with a 12 month cap.

In accordance with their years of service and current base pay levels, the Named Executive Officers' severance pay would have been as follows had they been terminated by us without cause or terminated their employment for good reason as of the last business day of fiscal 2013:

Carl Casale (1)	$4,109,570
David Kastelic	$427,846
Timothy Skidmore	$450,000
Mark Palmquist	$669,500
Jay Debertin	$616,200
John McEnroe	$600,000
Patrick Kluempke (2)	$515,721
_______________________________________

(1)	These numbers include the value of health and welfare insurance based on current monthly rates.

(2)
Mr. Kluempke retired effective March 31, 2013 and entered into a separation agreement with us in connection with his retirement. The payments made to Mr. Kluempke pursuant to that agreement are reported in the Summary Compensation Table under the column “All Other Compensation.”

There are no other severance benefits offered to our Named Executive Officers except for up to $5,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. The method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e. age and service) salaried employees.

Mr. Casale is also covered by a change in control agreement under which a “qualifying termination” entitles Mr. Casale to a severance payment equal to 2.5 times the sum of Mr. Casale's base salary and target annual incentive compensation award, welfare benefit continuation for a period of 30 months and outplacement fees not to exceed $30,000. In accordance with this agreement and his current base salary, Mr. Casale would have received the following payment had there been a "qualifying termination" of his employment on the last business day of fiscal 2013.

Carl Casale (1)	$5,166,963
_______________________________________

(1)	This number includes the value of health insurance based on current monthly rates.

Director Compensation

Overview

The Board of Directors met monthly during the year ended August 31, 2013. Through August 31, 2013, each director was provided annual compensation of $66,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer and all board committee chairs receiving an additional annual compensation of $3,600. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board is exempt from this limit. Beginning in fiscal 2014, each director will be provided annual compensation of $69,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, the First Vice Chairman and the Secretary-Treasurer receiving an additional annual compensation of $3,600 and all board committee chairs receiving an additional annual compensation of $6,000.

Further, in an effort to align the interests of the board and management, directors are eligible to participate in the deferred compensation plan. Other than direct contributions, company contributions are made based on ROE (ROAE beginning in fiscal 2014) to align the interest of directors, management and member owners. The ROAE performance goals of 8% to 20% are the same as described in the Executive Long-Term Incentive plan, resulting in deferred compensation plan credits ranging from $5,000 to $100,000 as detailed on the following pages.

Director Retirement and Healthcare Benefits

Members of the Board of Directors are eligible for certain retirement and healthcare benefits. The director retirement plan is a defined benefit plan and provides for a monthly benefit for the director's lifetime, beginning at age 60. Benefits are immediately vested and the monthly benefit is determined according to the following formula: $250 times years of service on the board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment shall be made to the retired director's beneficiary in the event of the director's death before 120 payments are made. Prior to 2005, directors could elect to receive their benefit as an actuarial equivalent lump sum. In order to comply with IRS requirements, directors were required in 2005 to make a one-time irrevocable election whether to receive their accrued benefit in a lump sum or a monthly annuity upon retirement. If the lump sum was elected, the director would commence benefits upon expiration of board term.

Effective August 31, 2011, future accruals under the director retirement plan were frozen. Directors elected after that date are not eligible for benefits under this plan.

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2013 of $8.6 million. The Board of Director's intent is to fully fund benefits through the rabbi trust.

Directors of CHS serving as of September 1, 2005, and their eligible dependents, are eligible to participate in the company's medical, life, dental, vision and hearing plans. CHS will pay 100% of the medical premium for the director and eligible dependents until the director is eligible for Medicare. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance with the premiums paid by CHS after they leave the Board. In the event a director's coverage ends due to death or Medicare eligibility, CHS will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

New directors elected on or after December 1, 2006, and their eligible dependents, are eligible to participate in our medical, dental, vision and hearing plans. CHS will pay 100% of the premium for the director and eligible dependents until the director is eligible for Medicare. In the event a director leaves the Board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS
Up to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. The deferral election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2013, the following directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Erickson, Mr. Hasnedl, Mr. Knecht, Mr. Malesich, Mr. Mulcahey, Mr. Riegel and Mr. Toelle.

Benefits are funded in a rabbi trust. The amount of deferred compensation plan rabbi trust reported elsewhere in this report includes amounts deferred by the directors.

Each year we will credit an amount to each Director's retirement plan account under the Deferred Compensation Plan. The amount that will be credited is based on CHS cumulative ROE over a three-year period:

Amount Credited	ROE Performance
$50,000 (Maximum)	14% Return on CHS Equity
$25,000 (Target)	10% Return on CHS Equity
$5,000 (Minimum)	8% Return on CHS Equity
$0	Below 8% Return on CHS Equity

The fiscal 2013 credit to each director’s Retirement Plan Account was determined based on the ROE for fiscal years 2011, 2012, and 2013 and is reflected in the Directors Compensation Table.The fiscal 2014 credit will be based on ROAE.

During fiscal 2013 the Executive Committee of the CHS Board of Directors utilized a third party consultant, Towers Watson, to conduct an assessment of the Board of Directors’ compensation program. The committee reviewed the market data and concluded that the current compensation programs were not aligned with the market. Based on the findings and an effort to align the Executive and Board of Director strategic goals and outcomes, the committee recommended and the CHS Board of Directors approved expansion of the three year cumulative ROAE performance goals which will provide additional contributions to each Director’s retirement plan account under the Deferred Compensation Plan for above market performance between 14% and 20% ROAE, beginning in 2014 (which will be based on the fiscal 2012-2014 performance period). These goals and associated contribution levels align with CHS Long Term Incentive Plan goals and related awards for superior performance in that the award for superior performance is four times the target award opportunity in both programs.

Amounts credited and defined performance goals for the fiscal 2012-2014 measurement period are defined below:

Amount Credited	ROAE Performance
$100,000 (Superior Performance)	20% Return on Adjusted CHS Equity
$50,000 (Maximum)	14% Return on Adjusted CHS Equity
$25,000 (Target)	10% Return on Adjusted CHS Equity
$5,000 (Minimum)	8% Return on Adjusted CHS Equity
$0	Below 8% Return on Adjusted CHS Equity

Upon leaving the Board during the fiscal year, a director's credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join the CHS Board during the fiscal year will receive credit for that partial fiscal year based on the actual ROE for that fiscal year (or ROAE for fiscal 2014), prorated from the first of the month following the month in which the director joins the Board, to the end of the fiscal year.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash (1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)(5)	Total
Donald Anthony	$92,350	$432	$64,969	$157,751
Robert Bass	80,500	1,431	65,835	147,766
David Bielenberg	87,700	108	64,750	152,558
Clinton Blew	83,250	432	75,264	158,946
Dennis Carlson (6)	89,800	432	65,377	155,609
Curt Eischens	83,100	432	65,112	148,644
Jon Erickson	84,000	411	52,372	136,783
Steven Fritel	90,600	218	67,736	158,554
Jerry Hasnedl (6)	94,500	729	67,485	162,714
David Johnsrud	61,500	—	10,249	71,749
David Kayser	79,250	432	74,702	154,384
Randy Knecht	80,700	991	65,471	147,162
Greg Kruger	85,500	432	72,747	158,679
Edward Malesich	86,500	—	49,051	135,551
Michael Mulcahey	28,250	121	79,943	108,314
Steve Riegel	80,900	435	63,794	145,129
Daniel Schurr	88,950	213	74,651	163,814
Michael Toelle	47,500	1,047	82,759	131,306
_______________________________________

(1)	Mr. Toelle resigned from the Board effective April 3, 2013. Mr. Johnsrud was elected to the Board effective December 6, 2012.

(2)
Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Erickson, $14,000; Mr. Hasnedl, $6,000; Mr. Knecht, $12,000; Mr. Malesich $43,167; Mr. Riegel, $4,000; Mr. Mulcahey, $2,000; Mr.Toelle, $4,000.

(3)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under their retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity - see above), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011 as stated above.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: $1,431 for Mr. Bass; $108 for Mr. Bielenberg, $432 for Mr. Anthony, Mr. Blew, Mr. Carlson, Mr. Eischens, Mr. Kayser, and Mr. Kruger; $411 for Mr. Erickson; $218 for Mr. Fritel; $729 for Mr. Hasnedl; $991 for Mr. Knecht; $121for Mr. Mulcahey; $435 for Mr. Riegel; $213 for Mr. Schurr; and $1,047 for Mr. Toelle.

(4)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums which are due to the number of dependents covered.

Health care premiums paid for directors include: $4,268 for Mr. Mulcahey; $9,216 for Mr. Johnsrud; $13,484 for Mr. Anthony, Mr. Bass, Mr. Bielenberg, Mr. Carlson, Mr. Eischens, Mr. Hasnedl, Mr. Knecht, Mr. Malesich, and Mr. Riegel; $15,368 for Mr. Toelle; $16,776 for Mr. Erickson and Mr. Fritel; $20,056 for Mr. Kruger; $23,344 for Mr. Blew, Mr. Kayser, and Mr. Schurr.

(5)
All other compensation includes fiscal 2013 Director Retirement Plan Deferred Compensation Plan contributions; $33,333 for Mr. Erickson and Mr. Malesich; $58,333 for Mr. Mulcahey; $66,667 for Mr. Toelle; $50,000 for all other Board Members. It also includes a fiscal 2013 distribution of $15,500 to Mr. Mulcahey from the Directors Retirement Plan.

(6)
Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors will receive a monthly annuity upon retirement. The plan benefit was frozen as of August 31, 2011.

Compensation Committee Interlocks and Insider Participation

As noted above, the Board of Directors does not have a compensation committee. The Corporate Responsibility Committee recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our CEO. The CEO decides base compensation levels for the other Named Executive Officers with input from a third party consultant if necessary, and recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers

None of the directors are officers of CHS. See Item 13 for directors including Messrs. Eischens and Johnsrud that were a party to related person transactions.

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

Respectfully submitted,

Curt Eischens, Chair
David Kayser
Edward Malesich
David Johnsrud

Compensation Risk Analysis

Our compensation policies and practices were reviewed by the appropriate corporate personnel in light of the requirements of Item 402(s) of Regulation S-K. A comprehensive risk assessment of our base and variable compensation programs was also conducted in fiscal 2010. This assessment included a thorough review of all of our significant compensation components including base pay, annual variable pay, long-term incentive pay, and profit sharing. This review confirmed that our executive compensation program establishes an appropriate set of rewards for achieving our strategic, business and financial objectives without encouraging inappropriate risk-taking. Specifically, all of our incentive plans, including our long-term incentive plan, our short-term incentive plan and our profit sharing plan have established maximum levels of performance and payouts. In fiscal 2013, the underlying plan design and practices had not changed and therefore, the previous risk assessment remains adequate in ensuring all risks remain mitigated. All plans are performance based and in total are designed in such a manner as to limit unnecessary risk to CHS. As a result of our review and analysis, we have concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on CHS.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of equity securities as of August 31, 2013 is shown below:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class (1)
8% Cumulative Redeemable Preferred Stock	Directors:	(Shares)
	David Bielenberg	9,130	*
	Donald Anthony	100	*
	Robert Bass	120	*
	Clinton J. Blew	—	*
	Dennis Carlson (2)	710	*
	Curt Eischens	120	*
	Jon Erickson	300	*
	Steve Fritel	800
	Jerry Hasnedl	975	*
	David Johnsrud	—	*
	David Kayser	—	*
	Randy Knecht (2)	863	*
	Gregory Kruger	—	*
	Edward Malesich	—	*
	Steve Riegel	245	*
	Daniel Schurr	—	*
	Named Executive Officers:
	Carl M. Casale	—	*
	Jay Debertin (2)	1,200	*
	Timothy Skidmore	—	*
	John McEnroe	—	*
	Mark Palmquist	400	*
	Directors and executive officers as a group	14,963	*
_______________________________________

(1)	As of August 31, 2013, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who owns beneficially more than 5% of our 8% Cumulative Redeemable Preferred Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2013, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the amount involved exceeded $120,000 are shown below.

Name	Product Sales and Purchases	Patronage Dividends
Donald Anthony	$154,605	$974
Dennis Carlson	183,984	4,973
Curt Eischens	528,721	7,301
Jon Erickson	537,707	11,087
Jerry Hasnedl	1,730,230	70,084
David Johnsrud	3,375,963	49,889
David Kayser	1,294,160	38,637

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

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members. The Board of Directors is currently comprised of 16 directors due to the resignation of a director in fiscal 2013. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting. Nominations for director elections are made by the members at the region caucuses at our annual meeting. Neither the Board of Directors, nor management, of CHS participates in the nomination process. Accordingly, we have no nominating committee.

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ:

Jon Erickson	Donald Anthony
Robert Bass	David Bielenberg
Clinton J. Blew	Dennis Carlson
Steve Fritel	Jerry Hasnedl
David Kayser	Greg Kruger
Randy Knecht	Edward Malesich
Daniel Schurr	Steve Riegel
Michael Mulcahey	Michael Toelle

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

Board of Directors Role in Risk Oversight

It is senior management’s responsibility to identify, assess and manage the company’s exposures to risk.  Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly developed and documented a Risk Identification and Assessment analysis for CHS, which covers eleven broad categories of risk exposure.  Each risk area is reviewed periodically by management with the Board of Directors and/or a committee of the Board, on an annual, semi-annual, quarterly or monthly basis, as appropriate to identify and evaluate key risks across the organization. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. We are currently developing a formal Enterprise Risk Management program intended to support integration of the risk assessment discipline and controls into major decision making and business processes. The Audit Committee will evaluate, and ultimately approve the Enterprise Risk Management framework and will be responsible for evaluating its effectiveness on an ongoing basis.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the fiscal years ended August 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Audit Fees (1)	$2,919	$2,555
Audit-related Fees (2)	373	871
Tax Fees (3)	43	27
All Other Fees	—	—
Total	$3,335	$3,453
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits and due diligence on acquisitions.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses *	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2013	$111,785	$(13,130)	$(4,066)	$94,589
2012	119,026	7,380	(14,621)	111,785
2011	99,535	31,792	(12,301)	119,026
*net of reserve adjustments

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 7, 2013 appearing on page F-1 in this Annual Report on Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 7, 2013

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

4.5	Resolution Amending the Terms of the 8% Cumulative Redeemable Preferred Stock to Provide for Call Protection. (Incorporated by reference to our Current Report on Form 8-K, filed on July 19, 2013.)
4.6
Amended and Restated Resolution of the Board of Directors of CHS Inc. Creating and Series of Preferred Equity to be Designated Class B Cumulative Redeemable Stock. (Incorporated by reference to our Registration Statement on Form S-1A (File No. 333-190019), filed September 13, 2013).

4.7
Written Action of the Board of Directors of CHS Inc. Relating to the Terms of the Class B Preferred Stock. (Incorporated by reference to our Registration Statement on Form S-1A (File No. 333-190019), filed September 13, 2013).

4.8	Form of Certificate Representing Class B Preferred Stock. (Incorporated by reference to our Registration Statement on Form S-1A (File No. 333-190019), filed September 13, 2013).
10.1A	Employment Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)
10.1B	Employment Agreement between CHS Inc. and Carl M. Casale dated November 6, 2013. (*)(+)
10.2A	Change of Control Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)
10.2B	Amended and Restated Change in Control Agreement between CHS Inc. and Carl M. Casale dated November 6, 2013 (*)(+)
10.3	Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.3A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006). (+)
10.4	CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013). (+)
10.5	Cenex Harvest States Cooperatives Senior Management Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.6	Cenex Harvest States Cooperatives Executive Long-Term Variable Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.7	Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.7A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001). (+)
10.7B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)

10.7C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.7D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.8	CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.9	CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.9A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.10	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.10A	Amendment No. 1 to the Nonemployee Director Retirement Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.10B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.11	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.12	CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003). (+)
10.12A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008). (+)
10.13	Consulting Agreement between CHS Inc. and Patrick Kluempke, dated January 17, 2013. (Incorporated by reference to our Current Report on Form 8-K, filed April 3, 2013).
10.14
$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).

10.14A
First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).

10.15	Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.16
Amended and Restated Credit Agreement dated as of January 31, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2011, filed April 8, 2011).

10.16A
Amendment No. 1 Amended and Restated Credit Agreement dated as of December 16, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012)

10.17
Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10.17A
Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007 filed April 9, 2007).

10.17B
Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).

10.17C	Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010 (Incorporated by reference to our Form 10-Q filed January 11, 2011).
10.18	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.19	CHS Inc. Deferred Compensation Plan Master Plan Document (2011 Restatement). (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)
10.19A	Amendment No. 1 to Deferred Compensation Plan (2011 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.19B	Amendment No. 2 Deferred Compensation Plan (2011 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.20
New Plan Participants 2008 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.21	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
10.22	Share Option Plan Participants 2005 Plan Agreement and Election Form. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-129464), filed November 4, 2005). (+)
10.23
New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.24
New Plan Participants (Board of Directors) 2009 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.25
Loan Agreement (Term Loan) between CHS Inc. and European Bank for Reconstruction and Development, dated January 5, 2011 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.26
Revolving Loan Agreement between CHS Inc. and European Bank for Reconstruction and Development, dated November 30, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.27
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

10.33	Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.34
Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2008, filed November 20, 2007).

10.35
$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10.35A
First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.35B
Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.36
Series 2008-A Supplement dated as of November 21, 2008 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.37
Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.37A
Amendment No. 1 to Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2012, filed April 11, 2012).

10.38
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

10.43	Series 2008-A Cofina Variable Funding Asset-Backed Note No. 4 (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.44
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.44A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.45
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

10.45A
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

10.45B
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

10.45C
Amendment No. 3 to Note Purchase Agreement (Series 2010-A) dated as of April 11, 2012, by and among Cofina Funding, LLC and the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.46
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

10.46A
Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer; Victory Receivables Corporation, as the Conduit Purchaser; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).

10.46B
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

10.46C
Amendment No. 3 to Note Purchase Agreement (Series 2008-A) dated as of November 12, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).

10.46D
Amendment No. 4 to Note Purchase Agreement (Series 2008-A) dated as of December 23, 2010, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser.

10.46E
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

10.46F
Amendment No. 6 to Note Purchase Agreement (Series 2008-A) dated as of April 11, 2012, by and among Cofina Funding, LLC and the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.47
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and GROWMARK, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.48
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and MFA Oil company. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.49
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.50	Note Purchase Agreement between CHS Inc. and certain accredited investors ($500,000,000) dated as of June 9, 2011(Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).
10.51
Joint venture agreement among CHS Inc., Cargill, Incorporated, and ConAgra Foods, Inc., dated March 4, 2013. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013).

10.52
2013 Credit Agreement (5-year Revolving Loan) dated as of June 26, 2013 between CHS Inc. and CoBank, ACB, as administrative agent for all syndication parties thereunder, as bid agent, as the letter of credit bank, and as a syndication party thereunder, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed July 2, 2013).

10.53	Resolutions Amending the Long-Term Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K, filed September 3, 2013). (+)
10.54
Pre-Export Credit Agreement dated as of September 24, 2013 between CHS Agronegocio Industria e Comercio Ltda., as borrower, CHS Inc., as guarantor, and Credit Agricole Corporate and Investment Bank (Credit Agricole), as administrative agent, Credit Agricole and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other syndication parties thereto from time to time. (Incorporated by reference to our Current Report on Form 8-K, filed October 2, 2013).

10.55	Succession Planning Letter Agreement between CHS Inc. and John McEnroe dated November 6, 2013. (*)(+)
21.1	Subsidiaries of the Registrant.(*)
23.1	Consent of Independent Registered Public Accounting Firm.(*)
24.1	Power of Attorney.(*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
_______________________________________
(*)    Filed herewith
(+)    Indicates management contract or compensation plan or agreement

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

CHS INC.

By:	/s/ Carl M. Casale
Carl M. Casale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 7, 2013:

Signature	Title

/s/ Carl M. Casale	President and Chief Executive Officer (principal executive officer)
Carl M. Casale

/s/ Timothy Skidmore	Executive Vice President and Chief Financial Officer (principal financial officer)
Timothy Skidmore

/s/ Theresa Egan	Vice President, Accounting and Corporate Controller (principal accounting officer)
Theresa Egan

Chairman of the Board of Directors
David Bielenberg*

Director
Don Anthony*

Director
Robert Bass*

Director
Clinton J. Blew*

Director
Dennis Carlson*

Director
Curt Eischens*

Director
Jon Erickson*

Director
Steve Fritel*

Director
Jerry Hasnedl*

Director
David Kayser*

Director
Randy Knecht*

Director
Greg Kruger*

Director
Edward Malesich*

Director
David Johnsrud*

Director
Steve Riegel*

Director
Dan Schurr*

*By	/s/ Carl M. Casale
Carl M. Casale Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in equities, and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 7, 2013

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2013	2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,808,532	$314,029
Receivables	3,270,311	3,590,742
Inventories	2,664,735	3,203,972
Derivative assets	499,890	1,071,778
Margin deposits	340,905	1,138,535
Other current assets	326,387	347,970
Total current assets	8,910,760	9,667,026
Investments	765,946	673,388
Property, plant and equipment	3,171,404	2,786,324
Other assets	656,160	518,286
Total assets	$13,504,270	$13,645,024
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$889,312	$803,622
Current portion of long-term debt	156,612	108,211
Current portion of mandatorily redeemable noncontrolling interest	65,981	65,981
Customer margin deposits and credit balances	299,364	808,047
Customer advance payments	432,097	685,520
Checks and drafts outstanding	185,660	205,060
Accounts payable	2,416,038	2,236,866
Derivative liabilities	465,066	849,859
Accrued expenses	485,070	476,589
Dividends and equities payable	390,153	578,809
Total current liabilities	5,785,353	6,818,564
Long-term debt	1,450,420	1,332,142
Mandatorily redeemable noncontrolling interest	209,419	268,726
Other liabilities	906,331	752,269
Commitments and contingencies
Equities:
Preferred stock	319,368	319,368
Equity certificates	3,588,346	3,109,616
Accumulated other comprehensive loss	(156,867)	(232,587)
Capital reserves	1,380,361	1,258,944
Total CHS Inc. equities	5,131,208	4,455,341
Noncontrolling interests	21,539	17,982
Total equities	5,152,747	4,473,323
Total liabilities and equities	$13,504,270	$13,645,024

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2013	2012	2011
	(Dollars in thousands)
Revenues	$44,479,857	$40,599,286	$36,915,834
Cost of goods sold	42,706,205	38,588,143	35,512,988
Gross profit	1,773,652	2,011,143	1,402,846
Marketing, general and administrative	553,623	498,233	438,498
Operating earnings	1,220,029	1,512,910	964,348
(Gain) loss on investments	(182)	5,465	(126,729)
Interest, net	231,567	193,263	74,835
Equity income from investments	(97,350)	(102,389)	(131,414)
Income before income taxes	1,085,994	1,416,571	1,147,656
Income taxes	89,666	80,852	86,628
Net income	996,328	1,335,719	1,061,028
Net income attributable to noncontrolling interests	3,942	75,091	99,673
Net income attributable to CHS Inc.	$992,386	$1,260,628	$961,355

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended August 31
	2013	2012	2011
	(Dollars in thousands)
Net income	$996,328	$1,335,719	$1,061,028
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $(21,710), $17,776 and $(30,847) in 2013, 2012 and 2011, respectively	63,116	(38,216)	28,001
Unrealized net gain on available for sale investments, net of tax expense of $603, $199 and $445 in 2013, 2012 and 2011, respectively	979	355	716
Cash flow hedges, net of tax expense (benefit) of $9,551, $449 and $(640) in 2013, 2012 and 2011, respectively	15,491	586	(1,005)
Foreign currency translation adjustment, net of tax (benefit) expense of $(2,383), $(3,699) and $2,842 in 2013, 2012 and 2011, respectively	(3,866)	(5,855)	4,464
Other comprehensive income (loss), net of tax	75,720	(43,130)	32,176
Comprehensive income	1,072,048	1,292,589	1,093,204
Less: comprehensive income attributable to noncontrolling interests	3,942	75,091	101,458
Comprehensive income attributable to CHS Inc.	$1,068,106	$1,217,498	$991,746

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	For the Years Ended August 31, 2013, 2012 and 2011
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Patronage Refunds	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2010	$2,119,216	$24,573	$257,725	$319,368	$(205,267)	$820,049	$268,787	$3,604,451
Dividends and equity retirement determination	67,569		138,775			4,091		210,435
Patronage distribution	260,858		(396,500)			(5,871)		(141,513)
Equities retired	(60,956)	(237)						(61,193)
Equities issued	6,453							6,453
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(18,184)	(18,184)
Changes in dividends and equities payable							(2,787)	(2,787)
Other, net	(391)	(12)				(837)	454	(786)
Comprehensive income:
Net income			674,678			286,677	99,673	1,061,028
Other comprehensive income					30,391		1,785	32,176
Total comprehensive income								1,093,204
Dividends and equities payable	(136,000)		(260,125)			(4,091)		(400,216)
Balances, August 31, 2011	2,256,749	24,324	414,553	319,368	(174,876)	1,075,474	349,728	4,265,320
Dividends and equity retirement determination	136,000		260,125			4,091		400,216
Patronage distribution	415,584		(674,678)			(1,572)		(260,666)
Equities retired	(145,500)	(222)						(145,722)
Equities issued	29,155							29,155
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(78,602)	(78,602)
Changes in dividends and equities payable							5,544	5,544
Purchase of noncontrolling interests					(14,581)	(82,138)	(337,145)	(433,864)
Other, net	(1,262)	(356)				958	3,366	2,706
Comprehensive income:
Net income			969,862			290,766	75,091	1,335,719
Other comprehensive loss					(43,130)			(43,130)
Total comprehensive income								1,292,589
Dividends and equities payable	(195,999)		(378,719)			(4,091)		(578,809)
Balances, August 31, 2012	2,494,727	23,746	591,143	319,368	(232,587)	1,258,944	17,982	4,473,323
Dividends and equity retirement determination	195,999		378,719			4,091		578,809
Patronage distribution	595,022		(969,862)			(6,107)		(380,947)
Equities retired	(193,181)	(232)						(193,413)
Equities issued	18,211							18,211
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(1,442)	(1,442)
Other, net	(1,241)	(29)				1,068	1,057	855
Comprehensive income:
Net income			841,386			151,000	3,942	996,328
Other comprehensive income					75,720			75,720
Total comprehensive income								1,072,048
Dividends and equities payable	(101,293)		(284,769)			(4,091)		(390,153)
Balances, August 31, 2013	$3,008,244	$23,485	$556,617	$319,368	$(156,867)	$1,380,361	$21,539	$5,152,747

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$996,328	$1,335,719	$1,061,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,791	219,632	220,694
Amortization of deferred major repair costs	34,847	33,641	30,474
Income from equity investments	(97,350)	(102,389)	(131,414)
Distributions from equity investments	62,761	75,468	137,766
Noncash patronage dividends received	(16,644)	(10,461)	(9,697)
Gain on sale of property, plant and equipment	(6,234)	(5,564)	(5,200)
(Gain) loss on investments	(182)	5,465	(126,729)
Loss on crack spread contingent liability	23,109	22,328
Deferred taxes	92,717	58,624	67,089
Other, net	5,714	481	868
Changes in operating assets and liabilities, net of acquisitions:
Receivables	123,951	(512,034)	(714,589)
Inventories	557,331	(252,842)	(796,596)
Derivative assets	610,023	(185,930)	(422,374)
Margin deposits	812,616	(51,241)	(462,857)
Other current assets and other assets	19,780	(35,375)	(137,749)
Customer margin deposits and credit balances	(509,548)	56,177	327,813
Customer advance payments	(260,449)	61,978	163,640
Accounts payable and accrued expenses	171,878	(167,025)	870,314
Derivative liabilities	(395,454)	111,481	213,225
Other liabilities	10,815	60,503	15,617
Net cash provided by operating activities	2,477,800	718,636	301,323
Cash flows from investing activities:
Acquisition of property, plant and equipment	(659,373)	(468,611)	(310,670)
Proceeds from disposition of property, plant and equipment	7,727	27,839	9,496
Expenditures for major repairs	(73,701)	(23,443)	(92,129)
Investments in joint ventures and other	(21,364)	(94,757)	(6,090)
Investments redeemed	13,021	12,112	39,681
Proceeds from sale of investments	1,250		225,000
Changes in notes receivable	211,935	19,040	(347,509)
Business acquisitions, net of cash acquired	(12,711)	(166,033)	(67,489)
Other investing activities, net	(1,742)	(342)	(1,259)
Net cash used in investing activities	(534,958)	(694,195)	(550,969)
Cash flows from financing activities:
Changes in notes payable	85,910	(27,561)	457,731
Long-term debt borrowings	280,000		631,882
Principal payments	(113,583)	(96,619)	(114,929)
Mandatorily redeemable noncontrolling interest payments	(65,981)
Payments for bank fees	(9,593)	(12,390)	(5,348)
Changes in checks and drafts outstanding	(20,392)	6,353	63,033
Distributions to noncontrolling interests	(1,442)	(78,602)	(18,184)
Preferred stock dividends paid	(24,544)	(24,544)	(24,544)
Retirements of equities	(193,413)	(145,722)	(61,193)
Cash patronage dividends paid	(380,947)	(260,666)	(141,513)
Other financing activities, net	811	878	(20)
Net cash (used in) provided by financing activities	(443,174)	(638,873)	786,915
Effect of exchange rate changes on cash and cash equivalents	(5,165)	(9,224)	5,753
Net increase (decrease) in cash and cash equivalents	1,494,503	(623,656)	543,022
Cash and cash equivalents at beginning of period	314,029	937,685	394,663
Cash and cash equivalents at end of period	$1,808,532	$314,029	$937,685
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1        Summary of Significant Accounting Policies

Organization

CHS Inc. (CHS, we, us, our) is one of the nation’s leading integrated agricultural companies. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives (members) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock), which is listed on the NASDAQ Stock Market LLC (NASDAQ) under the symbol CHSCP. On August 31, 2013, we had 12,272,003 shares of our 8% Preferred Stock outstanding. During September 2013, we issued 11,319,175 shares of Class B Cumulative Redeemable Preferred Stock (Class B Preferred Stock), which is listed on the NASDAQ under the symbol CHSCO. We buy commodities from and provide products and services to patrons (including member and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting.

Basis of Presentation and Revisions

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

We previously reported certain derivatives assets and liabilities on a net basis on our Consolidated Balance Sheets. We have determined that such derivatives should have been reported on a gross basis and have revised our fiscal 2012 Consolidated Balance Sheet, which resulted in an increase in derivative assets of $221.9 million, an increase in derivatives liabilities of $340.8 million and a decrease of Accounts Payable of $118.9 million. The fiscal 2012 and 2011 Consolidated Statements of Cash Flows have also been revised for these changes with no impact to net operating, investing or financing cash flows.
We do not believe these revisions are material. The related amounts in our fiscal 2013 interim financial statements will be revised when our 2014 interim financial statements are issued.
As of September 1, 2011, we changed the expected useful lives of certain fixed assets in our Energy segment. We increased the expected useful lives of refining and asphalt assets from 16 years to 20 years, which reduced depreciation expense by approximately $27.0 million in fiscal 2012.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 became effective for us during fiscal 2013. The required disclosures of this update are included in our Consolidated Statements of Comprehensive Income.

Cash Equivalents

Cash equivalents includes short-term, highly liquid investments with original maturities of three months or less at the date of acquisition.

Inventories

Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by us through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at our points of sale. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as described in Note 12, Fair Value Measurements.

Even though we have netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter (OTC) contracts, we report our derivative on a gross basis on our Consolidated Balance Sheets. Our associated margin deposits are also reported on a gross basis.

As of August 31, 2013 and 2012, we had the following outstanding purchase and sale contracts:

	2013		2012
	Purchase Contracts	Sale Contracts	Purchase Contracts	Sale Contracts
	(Units in thousands)
Grain and oilseed - bushels	521,979	806,295	722,895	1,074,535
Energy products - barrels	12,626	21,312	9,047	19,561
Soy products - tons	24	847	15	215
Crop nutrients - tons	968	1,050	600	725
Ocean and barge freight - metric tons	1,225	151	1,018	183
Rail freight - rail cars	220	43	184	34
Livestock - pounds		17,280	2,560	3,440

As of August 31, 2013 and 2012, with the exception of our interest rate swaps described below, our derivative assets and liabilities are not designated as hedging instruments.

The following table sets forth the pretax gains (losses) on derivatives not designated as hedging instruments that have been included in our Consolidated Statements of Operations during fiscal 2013 and 2012.

	Location of Gain (Loss)	2013	2012	2011
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$(482,352)	$311,167	$186,265
Foreign exchange derivatives	Cost of goods sold	(452)	(5,219)	3,363
Interest rate derivatives	Interest, net	300	206	522
		$(482,504)	$306,154	$190,150

As of August 31, 2013 and 2012, the gross fair values of derivative assets and liabilities as cash flow hedging instruments were as follows:

	2013	2012
	(Dollars in thousands)
Derivative Assets:
Interest rate swaps	$24,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended August 31, 2013, we entered into derivative contracts designated as cash flow hedging instruments which expire during fiscal 2014, with $0.9 million expected to be included in earnings during the next 12 months. As of August 31, 2013 and 2012, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

	2013	2012
	(Dollars in thousands)
Gains included in accumulated other comprehensive loss, net of tax expense of $9.2 million in 2013	$14,930

Commodity and Freight Contracts:

When we enter into a commodity or freight purchase or sales contract, we incur risks related to price changes and performance (including delivery, quality, quantity, and counterparty credit). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at a fixed or partially fixed price in the event market prices decrease. We are also exposed to risk of loss on fixed or partially fixed price sales contracts in the event market prices increase.

Our commodity contracts primarily relate to grain, oilseed, energy (crude, refined products and propane) and fertilizer commodities. Our freight contracts primarily relate to rail, barge and ocean freight transactions. Our use of commodity and freight contracts reduces the effects of price volatility, thereby protecting us against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use OTC instruments to hedge our exposure to price fluctuations on commodities and fixed price arrangements. The price risk we encounter for crude oil and most of the grain and oilseed volumes we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged with futures because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Certain fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. We expect all normal purchase and normal sales transactions to result in physical settlement.

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

Our policy is to primarily maintain hedged positions in grain and oilseed. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. Our risk management policies and procedures include net position limits. These limits are defined for each commodity and include both trader and management limits. The policy and procedures in our grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by senior management if operating areas are outside of position limits. A similar process is used in energy and wholesale crop nutrients operations. Position limits are reviewed, at least annually, with management and the Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments which minimize exposure to counterparties' nonperformance. We evaluate exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of the counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than current market prices. We manage risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate Contracts:

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. During our year ended August 31, 2013, we entered into interest rate swaps to secure the interest rates related to our private placement debt anticipated to be issued in April 2014 with combined notional amounts of $300.0 million. These derivative instruments are designated as cash flow hedges for accounting purposes and, accordingly, the net gain associated with these contracts of $24.1 million as of August 31, 2013 was recorded as a component of other comprehensive loss. CHS Capital, LLC (CHS Capital), our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $8.6 million expiring at various times through fiscal 2018, with $0.3 million of the notional amount expiring during fiscal 2014. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2013 was approximately 5.0%.

Foreign Exchange Contracts:

We conduct essentially all of our business in U.S. dollars, except for grain marketing operations primarily in South America and Europe, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during fiscal 2013 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S.  agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2013, we had $7.1 million included in derivative assets and $5.9 million included in derivative liabilities associated with foreign currency contracts.

Margin Deposits

Many of our derivative contracts with futures and options brokers require us to make both initial margin deposits of cash or other assets and subsequent deposits, depending on changes in commodity prices, in order to comply with applicable regulations. Our margin deposit assets are held by external brokers in segregated accounts and will be used to settle the associated derivative contracts on their specified settlement dates.

Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in other debt and equity securities are considered available for sale financial instruments and are stated at fair value, with unrealized amounts included as a component of accumulated other comprehensive loss. Investments in debt and equity instruments are carried at amounts that approximate fair values. Investments in joint ventures and cooperatives have no quoted market prices.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets (15 to 20 years for land and land improvements; 20 to 40 years for buildings; 5 to 20 years for machinery and equipment; and 3 to 10 years for office and other). The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures for maintenance and minor repairs and renewals are expensed, while costs of major repairs and betterments are capitalized and amortized on a straight-line basis over the period of time estimated to lapse until the next major repair occurs.

Property, plant and equipment and other long-lived assets are reviewed in order to assess recoverability based on projected income and related cash flows on an undiscounted basis when triggering events occur. Should the sum of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

We have asset retirement obligations with respect to certain of our refineries and related assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe our refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or related asset, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if impairment conditions arise, and those that are impaired are written down to fair value. For goodwill, annual impairment testing occurs in the third quarter. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 2 to 30 years). We have no material intangible assets with indefinite useful lives.

We made various acquisitions during the three years ended August 31, 2013, which were accounted for using the acquisition method of accounting. Operating results of the acquisitions were included in our consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets, liabilities and identifiable intangible assets acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as goodwill.

In our Energy segment, major maintenance activities (turnarounds) at the two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. Amortization expense related to turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

Revenue Recognition

We provide a wide variety of products and services, from production agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur either upon shipment to or receipt by the customer, depending upon the terms of the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in revenues.

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

Income Taxes

CHS is a nonexempt agricultural cooperative and files a consolidated federal income tax return with our 80% or more owned subsidiaries. We are subject to tax on income from nonpatronage sources, non-qualified patronage distributions and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

undistributed patronage-sourced income. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides guidance on the presentation of unrecognized tax benefits that will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted. This will be effective for us in fiscal 2015 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2        Receivables

Receivables as of August 31, 2013 and 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012
	(Dollars in thousands)
Trade accounts receivable	$2,673,169	$2,817,817
CHS Capital notes receivable	437,141	606,514
Other	254,590	278,196
	3,364,900	3,702,527
Less allowances and reserves	94,589	111,785
	$3,270,311	$3,590,742

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economics status of, our customers. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.

CHS Capital, our wholly-owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have maturity terms of 12-14 months and are reported at their outstanding principle balances, as CHS Capital holds these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of not more than 10 years, totaling $127.7 million and $164.8 million at August 31, 2013 and 2012, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2013 and 2012, the commercial notes represented 59% and 74%, respectively, and the producer notes represented 41.0% and 26.0%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, the specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the associated historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not significant at any reporting date presented.

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of August 31, 2013, CHS Capital's customers have additional available credit of $1.0 billion.

Note 3        Inventories

Inventories as of August 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Grain and oilseed	$1,133,555	$1,625,865
Energy	742,194	701,348
Crop nutrients	293,370	401,655
Feed and farm supplies	407,023	384,178
Processed grain and oilseed	79,706	76,892
Other	8,887	14,034
	$2,664,735	$3,203,972

As of August 31, 2013, we valued approximately 16% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or market (11% as of August 31, 2012). If the FIFO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

method of accounting had been used, inventories would have been higher than the reported amount by $652.6 million and $566.6 million at August 31, 2013 and 2012, respectively.

Note 4        Investments

Investments as of August 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Joint ventures:
Ventura Foods, LLC	$309,480	$292,393
Horizon Milling, LLC	92,635	78,372
TEMCO, LLC	63,547	60,734
Horizon Milling, ULC	19,314	16,727
Cooperatives:
Land O’Lakes, Inc.	66,255	58,382
Ag Processing Inc.	19,970	19,577
Other	194,745	147,203
	$765,946	$673,388

CHS has a 24% interest in Horizon Milling, LLC and Horizon Milling, ULC, flour milling joint ventures with Cargill, Incorporated (Cargill), which are accounted for as equity method investments and are included in Corporate and Other. On March 4, 2013, CHS entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling, ULC assets and the assets leased by CHS to Horizon Milling, with CHS holding a 12% interest. Upon closing, Ardent Mills is expected to be financed with funds from third-party borrowings, which would not require credit support from the owners. The borrowings are anticipated to be no less than $600 million with proceeds distributed to each owner in proportion to the ownership interests, adjusted for any deviations in specified working capital target amounts. The transaction is expected to close during fiscal 2014, subject to financing and certain other customary closing conditions. In connection with the closing, the parties will also enter into various ancillary and non-compete agreements, including, among other things, an agreement for CHS to supply Ardent Mills with certain wheat and durum products.

CHS has a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of August 31, 2013, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of August 31, 2013 and 2012, and statements of operations for the twelve months ended August 31, 2013, 2012 and 2011:

	2013	2012
	(Dollars in thousands)
Current assets	$532,995	$574,925
Non-current assets	503,369	459,070
Current liabilities	216,704	197,251
Non-current liabilities	226,515	277,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012	2011
	(Dollars in thousands)
Net sales	$2,541,483	$2,550,018	$2,350,895
Gross profit	267,602	244,969	255,748
Net earnings	106,405	94,586	105,754
Earnings attributable to CHS Inc.	53,203	47,293	52,877

During the year ended August 31, 2011, we sold all of our 45% ownership interest in Multigrain, AG to one of our joint venture partners, Mitsui & Co., Ltd., for $225.0 million and recognized a pre-tax gain of $119.7 million.

Agriliance LLC (Agriliance) is owned and governed by CHS (50%) and Land O’Lakes, Inc. (50%). We account for our Agriliance investment using the equity method of accounting within Corporate and Other. Agriliance has essentially ceased its business activities and primarily holds long-term liabilities. During the year ended August 31, 2011, we received $28.0 million of cash distributions from Agriliance as returns of capital for proceeds from the sale of many of the Agriliance retail facilities, and the collection of receivables. We recorded a pre-tax gain of $9.0 million during fiscal 2011 related to these cash distributions. During the year ended August 31, 2012, we made cash contributions of $45.4 million to Agriliance, which were primarily used to fully fund the Agriliance Employee Retirement Plan (Agriliance Plan). The Agriliance Plan assets and liabilities were transferred to CHS and Land O' Lakes, Inc. during fiscal 2012. CHS received pension plan assets and liabilities of $97.2 million and $84.5 million, respectively. We recorded the net $12.7 million pension plan asset as a non-cash dividend and recorded a $0.8 million pre-tax loss related to the distribution.

TEMCO is owned and governed by Cargill (50%) and CHS (50%). During the year ended August 31, 2012, we entered into an amended and restated agreement to expand the scope of the original agreement with Cargill. Pursuant to the terms of the agreement, CHS and Cargill each agreed to commit to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill's Tacoma, Washington facility will continue to be subleased to TEMCO. We agreed to sublease our Kalama, Washington facility to TEMCO, and Cargill agreed to lease their Irving facility in Portland, Oregon to TEMCO to provide TEMCO with more capacity to conduct this business.

The following provides combined financial information for our major equity investments, excluding Ventura Foods, for balance sheets as of August 31, 2013 and 2012, and statements of operations for the twelve months ended August 31, 2013, 2012 and 2011:

	2013	2012
	(Dollars in thousands)
Current assets	$513,327	$631,335
Non-current assets	248,809	158,675
Current liabilities	256,681	352,016
Non-current liabilities	5,387	5,642

	2013	2012	2011
	(Dollars in thousands)
Net sales	$5,388,248	$5,402,241	$8,399,779
Gross profit	200,353	225,680	406,338
Net earnings	43,168	121,107	232,473
Earnings attributable to CHS Inc.	27,702	36,032	89,575

Note 5        Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2013 and 2012 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012
	(Dollars in thousands)
Land and land improvements	$169,022	$145,831
Buildings	574,834	598,269
Machinery and equipment	4,195,523	3,786,488
Office and other	118,442	109,136
Construction in progress	480,703	405,755
	5,538,524	5,045,479
Less accumulated depreciation and amortization	2,367,120	2,259,155
	$3,171,404	$2,786,324

Depreciation expense for the years ended August 31, 2013, 2012 and 2011, was $224.5 million, $199.8 million and $205.2 million, respectively.

We are leasing certain of our wheat milling facilities and related equipment to Horizon Milling under an operating lease agreement. The net book value of the leased milling assets at August 31, 2013 was $46.9 million. As a result of the pending Ardent Mills transaction described in Note 4, Investments, these assets are classified as held for sale in other current assets on our Consolidated Balance Sheet as of August 31, 2013.

Note 6        Other Assets

Other assets as of August 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Goodwill	$85,063	$81,693
Customer lists, less accumulated amortization of $20,063 and $32,883, respectively	16,352	20,694
Non-compete covenants, less accumulated amortization of $6,129 and $6,896, respectively	812	1,987
Trademarks and other intangible assets, less accumulated amortization of $19,853 and $15,949, respectively	18,312	22,185
Notes receivable	143,343	173,054
Long-term receivable	38,704	37,589
Prepaid pension and other benefits	187,270	86,477
Capitalized major maintenance	109,408	70,554
Other	56,896	24,053
	$656,160	$518,286

During the years ended August 31, 2013 and 2012, we had acquisitions which resulted in $8.3 million and $55.5 million of goodwill, respectively. There were no dispositions resulting in a decrease to goodwill during fiscal 2013 and 2012.

During the years ended August 31, 2013 and 2012, intangible assets acquired totaled $1.5 million and $23.4 million, respectively.

Intangible assets amortization expense for the years ended August 31, 2013, 2012 and 2011, was $10.0 million, $12.7 million and $11.0 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)
Year 1	$7,997
Year 2	6,479
Year 3	5,927
Year 4	4,545
Year 5	2,507
Thereafter	8,021
$35,476

The capitalized major maintenance activity is as follows:

	Balance at Beginning of Year	Cost Deferred	Amortization	Write-Offs	Balance at End of Year
	(Dollars in thousands)
2013	$70,554	$73,701	$(34,847)		$109,408
2012	80,752	23,443	(33,641)		70,554
2011	19,097	92,129	(30,474)		80,752

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2013.

Notes Payable

Notes payable as of August 31, 2013 and 2012, consisted of the following:

	Weighted-average Interest Rate
	2013	2012	2013	2012
			(Dollars in thousands)
Notes payable (a)	2.00%	2.58%	$521,864	$269,783
CHS Capital notes payable (b)	1.23%	1.68%	367,448	533,839
Total notes payable			$889,312	$803,622
_______________________________________

(a)
Our primary committed line of credit is a $2.5 billion five-year revolving credit facility expiring in June 2018, with a syndication of domestic and international banks, with no amounts outstanding as of August 31, 2013. We have a committed revolving credit facility dedicated to NCRA in the amount of $15.0 million that expires in December 2014, with no amounts outstanding as of August 31, 2013. We also have a committed revolving credit facility dedicated to CHS Europe S.A. in the amount of $80.0 million that expires in September 2018, with no amounts outstanding as of August 31, 2013.

Our wholly-owned subsidiaries, CHS Europe S.A. and CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), have uncommitted lines of credit to finance their normal trading activities with $420.1 million outstanding as of August 31, 2013. These lines are collateralized by certain inventories and receivables. In addition, other international subsidiaries had lines of credit totaling $99.3 million outstanding as of August 31, 2013, of which $60.8 million was collateralized.
We have two commercial paper programs totaling up to $125.0 million with two banks participating in the revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2013 we had no commercial paper outstanding.
Miscellaneous short-term notes payable totaled $2.5 million as of August 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b)
Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has available credit totaling $300.0 million as of August 31, 2013, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper. There were no borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2013.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.96% to 2.69% as of August 31, 2013. As of August 31, 2013, the total funding commitment under these agreements was $223.8 million, of which $30.8 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $68.1 million as of August 31, 2013, of which $45.7 million was borrowed under these commitments with an interest rate of 1.60%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.80% to 1.10% as of August 31, 2013, and are due upon demand. Borrowings under these notes totaled $290.9 million as of August 31, 2013.

In October 2013, we entered into a three-year $250.0 million committed revolving credit facility for CHS Agronegocio to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

Long-term debt as of August 31, 2013 and 2012 consisted of the following:

	2013	2012
	(Dollars in thousands)
5.59% unsecured revolving term loans from cooperative and other banks, due in equal installments beginning in 2013 through 2018	$135,000	$150,000
6.18% unsecured notes $400 million face amount, due in equal installments beginning in 2014 through 2018	400,000	400,000
6.81% unsecured notes $225 million face amount, due in equal installments beginning in 1998 through 2013		37,500
5.60% unsecured notes $60 million face amount, due in equal installments beginning in 2012 through 2018	41,539	59,615
5.25% unsecured notes $125 million face amount, due in equal installments beginning in 2011 through 2015	50,000	75,000
5.78% unsecured notes $50 million face amount, due in equal installments beginning in 2014 through 2018	50,000	50,000
4.00% unsecured notes $100 million face amount, due in equal installments beginning in 2017 through 2021	100,000	100,000
4.08% unsecured notes $130 million face amount, due in 2019	130,000	130,000
4.52% unsecured notes $160 million face amount, due in 2021	160,000	160,000
4.67% unsecured notes $130 million face amount, due in 2023	130,000	130,000
3.85% unsecured notes $80 million face amount, due in 2025	80,000
3.80% unsecured notes $100 million face amount, due in 2025	100,000
4.82% unsecured notes $80 million face amount, due in 2026	80,000	80,000
4.71% unsecured notes $100 million face amount, due in 2033	100,000
Other notes and contracts with interest rates from 2.25% to 15.75% (a)	50,493	68,238
Total long-term debt	1,607,032	1,440,353
Less current portion	156,612	108,211
Long-term portion	$1,450,420	$1,332,142
_______________________________________

(a)	Other notes and contracts payable of $16.5 million were collateralized on August 31, 2013.

As of August 31, 2013, the carrying value of our long-term debt approximated its fair value, based on quoted market prices of similar debt (a Level 2 classification in the fair value hierarchy).

Long-term debt outstanding as of August 31, 2013 has aggregate maturities as follows:

(Dollars in thousands)
2014	$156,612
2015	164,022
2016	130,219
2017	149,832
2018	162,103
Thereafter	844,244
$1,607,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest, net for the years ended August 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(Dollars in thousands)
Interest expense	$99,271	$94,090	$83,044
Interest - purchase of NCRA noncontrolling interests	149,087	113,184
Capitalized interest	(10,579)	(8,882)	(5,487)
Interest income	(6,212)	(5,129)	(2,722)
Interest, net	$231,567	$193,263	$74,835

Note 8        Income Taxes

The provision for income taxes for the years ended August 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(Dollars in thousands)
Current
Federal	$(18,018)	$9,565	$10,564
State	11,805	7,851	8,922
Foreign	3,162	4,812	53
	(3,051)	22,228	19,539
Deferred
Federal	92,102	66,707	54,435
State	1,685	1,617	9,454
Foreign	(1,070)	(9,700)	3,200
	92,717	58,624	67,089
Total	$89,666	$80,852	$86,628

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. NCRA files separate tax returns and, as such, these items must be assessed independent of our deferred tax assets when determining recoverability.

Deferred tax assets and liabilities as of August 31, 2013 and 2012 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$66,973	$89,844
Postretirement health care and deferred compensation	57,130	107,817
Tax credit carryforwards	97,242	118,752
Loss carryforwards	57,174	30,272
Other	40,868	57,429
Deferred tax assets valuation	(79,623)	(56,659)
Total deferred tax assets	239,764	347,455
Deferred tax liabilities:
Pension	6,752	35,516
Investments	91,453	120,879
Major maintenance	31,960	9,141
Property, plant and equipment	529,101	453,863
Other	—	175
Total deferred tax liabilities	659,266	619,574
Net deferred tax liabilities	$419,502	$272,119

We have total loss carry forwards of $146.8 million, of which $81.4 million will expire over periods ranging from fiscal 2014 to fiscal 2024. NCRA’s gross state tax credit carry forwards for income tax are approximately $88.1 million and $99.5 million as of August 31, 2013, and 2012, respectively. During the year ended August 31, 2013, the valuation allowance for NCRA decreased by $4.0 million due to a change in the amount of state tax credits that are estimated to be utilized. NCRA’s valuation allowance is necessary due to the limited amount of taxable income it generates on an annual basis. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of August 31, 2013. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. During 2013, foreign loss tax valuation allowances increased by $26.1 million.

Our foreign tax credit of $7.0 million will expire on August 31, 2019. Our general business credits of $39.0 million , comprised primarily of low sulfur diesel credits, will begin to expire on August 31, 2027.

As of August 31, 2013, net deferred taxes of $39.3 million and $458.8 million were included in other current assets and other liabilities, respectively. As of August 31, 2012, net deferred taxes of $37.6 million and $309.7 million were included in other current assets and other liabilities, respectively.

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.9	0.5	1.3
Patronage earnings	(22.9)	(24.2)	(20.5)
Domestic production activities deduction	(8.5)	(3.5)	(3.2)
Export activities at rates other than the U.S. statutory rate	0.6	0.4	0.5
Valuation allowance	2.3	0.6	0.9
Tax credits	(0.5)	(1.3)	(3.1)
Non-controlling interests	(0.1)	(1.9)	(3.0)
Other	1.5	0.1	(0.4)
Effective tax rate	8.3%	5.7%	7.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2006 through 2012 remain subject to examination, at least for certain issues.

We account for our income tax provisions in accordance with ASC 740, Income Taxes, which prescribes a minimum threshold that a tax provision is required to meet before being recognized in our consolidated financial statements. This interpretation requires us to recognize in our consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. Reconciliation of the gross beginning and ending amounts of unrecognized tax benefits for the periods presented follows:

	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$67,271	$67,271	$69,357
Reductions attributable to statute expiration			(2,086)
Balance at end of period	$67,271	$67,271	$67,271

If we were to prevail on all tax positions taken relating to uncertain tax positions, substantially all of the unrecognized tax benefits would benefit the effective tax rate. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. For the years ended August 31, 2013, 2012 and 2011, we recognized in our Consolidated Statements of Operations $0.2 million, $0.2 million and $0.1 million, respectively, for interest related to unrecognized tax benefits. We recorded interest payable related to unrecognized tax benefits on our Consolidated Balance Sheets of $0.6 million and $0.4 million, as of August 31, 2013 and 2012, respectively.

Note 9        Equities

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of capital equity certificates. Total qualified patronage refunds for fiscal 2013 are estimated to be $711.9 million, with the cash portion estimated to be $284.8 million. Beginning in fiscal 2014, a portion of patronage refunds will be in the form of non-qualified capital equity certificates and is estimated to be $129.5 million. The actual qualified patronage refunds and cash portion for fiscal years 2012, 2011, and 2010 were $976.0 million ($380.9 million in cash), $676.3 million ($260.7 million in cash), and $402.4 million ($141.5 million in cash), respectively.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal years 2013, 2012, and 2011 be added to our capital reserves.

Redemptions are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2013 that will be distributed in fiscal 2014, to be approximately $101.3 million. These expected distributions are classified as a current liability on the August 31, 2013 Consolidated Balance Sheet. For the years ended August 31, 2013, 2012 and 2011, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $193.4 million, $145.7 million and $61.2 million, respectively.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On August 31, 2013, we had 12,272,003 shares of our 8% Preferred Stock outstanding with a total redemption value of $306.8 million, excluding accumulated dividends. Our 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our 8% Preferred Stock during the years ended August 31, 2013, 2012 and 2011, were $24.5 million, $24.5 million, and $24.5 million, respectively. During the year ended August 31, 2013, we amended the terms of our 8% Preferred Stock to provide that it may not be redeemed at our option until July 18, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During September 2013, we issued 11,319,175 shares of Class B Preferred Stock, with a total redemption value of $283.0 million, excluding accumulated dividends. The Class B Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Preferred Stock may not be redeemed at our option until September 26, 2023.

As described in Note 17, Acquisitions, we have a firm commitment to purchase the remaining NCRA noncontrolling interests. The following table presents the effects of changes in our NCRA ownership interest on CHS equities for the years ended August 31, 2013, 2012, and 2011.

	2013	2012	2011
	(Dollars in thousands)
Net income attributable to CHS Inc.	$992,386	$1,260,628	$961,355
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests		(82,138)
Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$992,386	$1,178,490	$961,355
Note 10        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Financial information on changes in benefit obligation and plan assets funded and balance sheets status as of August 31, 2013 and 2012 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$671,066	$501,053	$34,470	$29,728	$64,189	$56,864
Service cost	31,387	26,010	721	279	2,936	2,556
Interest cost	25,445	24,119	1,316	1,343	2,275	2,638
Transfers in from Agriliance Employee Retirement Plan		84,498
Actuarial loss (gain)	12,819	982	3,455	2,498	(5,243)	(1,997)
Assumption change	(64,483)	62,755	(1,952)	1,956	(16,693)	6,437
Plan amendments						(899)
Medicare D					92	625
Benefits paid	(34,950)	(28,351)	(1,785)	(1,334)	(2,014)	(2,035)
Benefit obligation at end of period	$641,284	$671,066	$36,225	$34,470	$45,542	$64,189
Change in plan assets:
Fair value of plan assets at beginning of period	$688,196	$540,822	$—	$—	$—	$—
Actual gain on plan assets	53,582	50,515
Company contributions	23,800	28,000	1,785	1,334	2,014	2,035
Transfers in from Agriliance Employee Retirement Plan		97,210
Benefits paid	(34,950)	(28,351)	(1,785)	(1,334)	(2,014)	(2,035)
Fair value of plan assets at end of period	$730,628	$688,196	$—	$—	$—	$—
Funded status at end of period	$89,344	$17,130	$(36,225)	$(34,470)	$(45,542)	$(64,189)
Amounts recognized on balance sheet:
Non-current assets	$89,930	$17,695
Accrued benefit cost:
Current liabilities			$(3,051)	$(3,325)	$(2,919)	$(3,297)
Non-current liabilities	(586)	(565)	(33,174)	(31,145)	(42,623)	(60,892)
Ending balance	$89,344	$17,130	$(36,225)	$(34,470)	$(45,542)	$(64,189)
Amounts recognized in accumulated other comprehensive loss (pretax):
Net transition obligation						$563
Prior service cost (credit)	$7,794	$9,392	$1,088	$1,316	$(712)	(17)
Net loss (gain)	253,288	331,420	10,685	10,104	(5,415)	683
Ending balance	$261,082	$340,812	$11,773	$11,420	$(6,127)	$1,229

The accumulated benefit obligation of the qualified pension plans was $605.6 million and $628.5 million at August 31, 2013 and 2012, respectively. The accumulated benefit obligation of the non-qualified pension plans was $20.1 million and $19.7 million at August 31, 2013 and 2012, respectively.

As described in Note 4, Investments, during the year ended August 31, 2012, the Agriliance Plan assets and liabilities were proportionally transferred to CHS and Land O'Lakes. CHS received pension plan assets and liabilities of $97.2 million and $84.5 million, respectively, and recorded the net $12.7 million pension plan asset as a non-cash dividend. Our share of the Agriliance Plan's accumulated other comprehensive loss, or $44.8 million, was reflected in our pre-tax balance for accumulated other comprehensive loss as of August 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The assumption changes for the fiscal years ended August 31, 2013 and 2012 were related to increases in and reductions to the discount rates for both CHS and NCRA qualified pension plans, respectively. The changes in the discount rates were due to changes in the yield curves for investment grade corporate bonds that CHS and NCRA have historically used.

Components of net periodic benefit costs for the years ended August 31, 2013, 2012 and 2011 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$31,387	$26,010	$25,232	$721	$279	$1,246	$2,936	$2,556	$1,771
Interest cost	25,445	24,119	22,257	1,316	1,343	1,933	2,275	2,638	2,194
Expected return on assets	(49,728)	(40,904)	(41,770)
Settlement of retiree obligations						4,735
Prior service cost (credit) amortization	1,597	1,831	2,327	228	228	141	(120)	(104)	(122)
Actuarial loss amortization	22,615	15,131	16,090	921	428	967	1,104	891	513
Transition amount amortization							562	936	935
Net periodic benefit cost	$31,316	$26,187	$24,136	$3,186	$2,278	$9,022	$6,757	$6,917	$5,291
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	3.80%	5.00%	4.75%	4.25%	5.00%	4.75%	3.75%	4.75%	4.75%
Expected return on plan assets	7.25%	7.25%	7.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Weighted-average assumptions to determine the benefit obligations:
Discount rate	4.80%	3.80%	5.00%	4.50%	4.00%	5.00%	3.75%	3.75%	4.75%
Rate of compensation increase	4.85%	4.50%	4.50%	4.75%	4.75%	4.50%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2014 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (benefit)	$1,597	$229	$(120)
Amortization of net actuarial loss (gain)	18,576	951	(374)

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2013. The rate was assumed to decrease gradually to 5.0% by 2022 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$700	$(580)
Effect on postretirement benefit obligation	5,300	(4,700)

We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $22.9 million, $20.6 million and $18.6 million, for the years ended August 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We voluntarily contributed $23.8 million to qualified pension plans in fiscal 2013. Based on the funded status of the qualified pension plans as of August 31, 2013, we do not anticipate having to contribute to these plans in fiscal 2014, although we may voluntarily elect to do so. We expect to pay $6.0 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2014.

Our retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
			Gross	Medicare D
	(Dollars in thousands)
2014	$33,704	$3,051	$2,919	$200
2015	42,350	896	3,107	200
2016	45,894	799	3,382	200
2017	47,406	4,609	3,405	200
2018	49,812	2,628	3,555	200
2019-2023	282,842	18,637	19,329	800

We have trusts that hold the assets for the defined benefit plans. CHS and NCRA have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the plans' assets are as follows:

•	optimization of the long-term returns on plan assets at an acceptable level of risk

•	maintenance of a broad diversification across asset classes and among investment managers

•	focus on long-term return objectives

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. During fiscal year 2013, the CHS pension plans' investment policy strategy was adjusted so that liabilities match assets, which was accomplished through changes to the asset portfolio mix to reduce volatility and de-risk the plan. Thus, the plans’ target allocation percentages were changed from 65% in fiscal 2012 to 50% in fiscal 2013 for fixed income securities, and from 35% in fiscal 2012 to 50% in fiscal 2013 for equity securities. An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. We generally use long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

The discount rate reflects the rate at which the associated benefits could be effectively settled as of the measurement date. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plans that receive high, investment-grade ratings by recognized ratings agencies.

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

Our pension plans’ fair value measurements at August 31, 2013 and 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$667			$667
Equities:
Mutual funds	113,982	80,619		194,601
Fixed income securities:
Mutual funds	75,729	409,996	$1,940	487,665
Partnership and joint venture interests		26,014	3,403	29,417
Real estate funds			18,156	18,156
Hedge funds			122	122
Total	$190,378	$516,629	$23,621	$730,628

	2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$2,588	$21,380		$23,968
Equities:
Mutual funds	115,515	289,286		404,801
Fixed income securities:
Mutual funds	76,795	164,380	$1,868	243,043
Real estate funds			16,257	16,257
Hedge funds			127	127
Total	$194,898	$475,046	$18,252	$688,196

Definitions for valuation levels are found in Note 12, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value.

Mutual funds:  Valued at quoted market prices, which are based on the net asset value of shares held by the plan at year end. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy. Certain of the mutual fund investments held by the plan have observable inputs other than Level 1 and are classified within Level 2 of the fair value hierarchy.

Partnership and joint venture interests: Valued at the net asset value of shares held by the plan at year end as a practical expedient for fair value. The net asset value is based on the fair value of the underlying assets owned by the trust, minus its liabilities then divided by the number of units outstanding. Certain of these investments have observable inputs other than Level 1 and are classified accordingly within Level 2 of the fair value hierarchy. Other investments in this category are valued using significant unobservable inputs and are classified within Level 3 of the fair value hierarchy.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following tables set forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended August 31, 2013 and 2012:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013
	Mutual Funds	Partnership and Joint Venture Interests	Real Estate Funds	Hedge Funds	Total
	(Dollars in thousands)
Balances at beginning of period	$1,868		$16,257	$127	$18,252
Unrealized gains (losses)	(4)		1,894	7	1,897
Realized gains (losses)	82		(10)		72
Sales	(12)			(12)	(24)
Purchases		$3,403	15		3,418
Transfers into level 3	6				6
Total	$1,940	$3,403	$18,156	$122	$23,621

	2012
	Mutual Funds	Real Estate Funds	Hedge Funds	Total
	(Dollars in thousands)
Balances at beginning of period		$14,522	$191	$14,713
Unrealized gains (losses)	$48	1,763	(68)	1,743
Realized gains (losses)	90	(48)		42
Sales	(8)	(2)		(10)
Purchases		22	4	26
Transfers into level 3	1,738			1,738
Total	$1,868	$16,257	$127	$18,252

We are one of approximately 400 employers that contribute to the Co-op Retirement Plan (Co-op Plan), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in the Co-op Plan for the years ended August 31, 2013, 2012, and 2011 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2013	2012	2011	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$2,095	$1,885	$1,279	N/A	N/A

Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500). Acquisitions during the years ended August 31, 2012 and 2011 increased the number of CHS covered participants in the Co-op Plan by approximately 70%, affecting the period-to-period comparability of the contributions for the years ending August 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Pension Protection Act (PPA) of 2006 does not apply to the Co-op Plan because it is covered and defined as a single-employer plan. There is a special exemption for cooperative plans defining them under the single-employer plan as long as the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employer. The most recent financial statements available in 2013 and 2012 are for the Co-op Plan's year-end at March 31, 2012 and 2011, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal years 2013, 2012 and 2011.

Note 11        Segment Reporting

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

Many of our business activities are highly seasonal and operating results will vary throughout the year. Historically, our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our agronomy and country operations businesses experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Also in our Ag segment, our grain marketing operations are subject to fluctuations in volumes and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 24% ownership in Horizon Milling and Horizon Milling, ULC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the years ended August 31, 2013, 2012 and 2011 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2013:
Revenues	$12,982,293	$31,909,791	$69,238	$(481,465)	$44,479,857
Cost of goods sold	11,846,458	31,341,453	(241)	(481,465)	42,706,205
Gross profit	1,135,835	568,338	69,479	—	1,773,652
Marketing, general and administrative	172,136	312,616	68,871		553,623
Operating earnings	963,699	255,722	608	—	1,220,029
Gain on investments	—	(27)	(155)		(182)
Interest, net	148,366	71,597	11,604		231,567
Equity income from investments	(1,357)	(15,194)	(80,799)		(97,350)
Income before income taxes	$816,690	$199,346	$69,958	$—	$1,085,994
Intersegment revenues	$(481,465)			$481,465	$—
Goodwill	$1,165	$77,000	$6,898		$85,063
Capital expenditures	$452,859	$198,892	$7,622		$659,373
Depreciation and amortization	$120,447	$105,654	$15,690		$241,791
Total identifiable assets	$4,409,594	$6,146,547	$2,948,129		$13,504,270
For the year ended August 31, 2012:
Revenues	$12,816,542	$28,181,445	$68,882	$(467,583)	$40,599,286
Cost of goods sold	11,514,463	27,544,040	(2,777)	(467,583)	38,588,143
Gross profit	1,302,079	637,405	71,659	—	2,011,143
Marketing, general and administrative	155,786	273,757	68,690		498,233
Operating earnings	1,146,293	363,648	2,969	—	1,512,910
Loss on investments	4,008	1,049	408		5,465
Interest, net	122,302	57,915	13,046		193,263
Equity income from investments	(7,537)	(22,737)	(72,115)		(102,389)
Income before income taxes	$1,027,520	$327,421	$61,630	$—	$1,416,571
Intersegment revenues	$(467,583)			$467,583	$—
Goodwill	$1,165	$73,630	$6,898		$81,693
Capital expenditures	$294,560	$168,825	$5,226		$468,611
Depreciation and amortization	$109,496	$92,538	$17,598		$219,632
Total identifiable assets	$3,704,796	$7,316,410	$2,623,818		$13,645,024
For the year ended August 31, 2011:
Revenues	$11,467,381	$25,767,033	$64,809	$(383,389)	$36,915,834
Cost of goods sold	10,694,687	25,204,301	(2,611)	(383,389)	35,512,988
Gross profit	772,694	562,732	67,420	—	1,402,846
Marketing, general and administrative	142,708	229,369	66,421		438,498
Operating earnings	629,986	333,363	999	—	964,348
Loss (gain) on investments	1,027	(118,344)	(9,412)		(126,729)
Interest, net	5,829	57,438	11,568		74,835
Equity income from investments	(6,802)	(40,482)	(84,130)		(131,414)
Income before income taxes	$629,932	$434,751	$82,973	$—	$1,147,656
Intersegment revenues	$(383,389)			$383,389	$—
Goodwill	$1,165	$18,346	$6,898		$26,409
Capital expenditures	$198,692	$107,866	$4,112		$310,670
Depreciation and amortization	$126,018	$79,231	$15,445		$220,694

We have international sales, which are predominantly in our Ag segment. The following table represents our sales, based on the geographic locations in which the sales originated, for the years ended August 31, 2013, 2012 and 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012	2011
	(Dollars in millions)
North America	$39,918	$37,503	$35,287
South America	2,511	1,444	1,066
EMEA	1,040	1,064	277
APAC	680	290	6
	$44,149	$40,301	$36,636

Note 12        Fair Value Measurements

Accounting Standards Codification Topic (ASC) 820, Fair Value Measures and Disclosures (ASC 820) defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair market values of readily marketable inventories, derivative contracts and certain other assets, based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC 820 describes three levels within its hierarchy that may be used to measure fair value, which are as follows:

Level 1:  Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities include exchange traded derivative contracts, Rabbi Trust investments, deferred compensation investments and available-for-sale investments.

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include marketable inventories, interest rate swaps, forward commodity and freight purchase and sales contracts, flat price or basis fixed derivative contracts and other OTC derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value measurements at August 31, 2013 and 2012 are as follows:

	2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,203,383		$1,203,383
Commodity and freight derivatives	$58,441	410,233		468,674
Interest rate swap derivatives		24,139		24,139
Foreign currency derivatives	6,894	185		7,079
Other assets	114,084			114,084
	$179,419	$1,637,940		$1,817,359
Liabilities:
Commodity and freight derivatives	$59,184	$399,710		$458,894
Interest rate swap derivatives		248		248
Foreign currency derivatives	5,925			5,925
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$134,134	134,134
	$65,109	$399,958	$134,134	$599,201

	2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,702,757		$1,702,757
Commodity and freight derivatives	$122,013	948,787		1,070,800
Foreign currency derivatives	978			978
Other assets	75,000			75,000
	$197,991	$2,651,544		$2,849,535
Liabilities:
Commodity and freight derivatives	$201,475	$645,452		$846,927
Interest rate swap derivatives		544		544
Foreign currency derivatives	2,388			2,388
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$127,516	127,516
	$203,863	$645,996	$127,516	$977,375

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Range
Item	August 31, 2013	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$134,134	Adjusted Black Scholes option pricing model	Forward crack spread margin on August 31 (a)	$20.46-$22.07 ($20.97)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	80.31%
			Risk-free interest rate (d)	1.80-2.60% (2.23%)
			Expected life - years (e)	1.00-4.00 (2.64)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expected volatility are not necessarily accompanied by a directionally similar change in the forward crack spread margin. Directional changes in the expected volatility can be affected by a multitude of factors including the magnitude of daily fluctuations in the underlying market data, market trends, timing of fluctuations, and other factors.
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended August 31, 2013 and 2012:

	Level 3 Liabilities
	Accrued Liability for Contingent Crack Spread Payments Related to Purchase of Noncontrolling Interests
	2013	2012
	(Dollars in thousands)
Balance - beginning of year	$127,516
Purchases		$105,188
Amounts currently payable	(16,491)
Total losses included in cost of goods sold	23,109	22,328

Balance - end of year	$134,134	$127,516

Note 13        Commitments and Contingencies

Environmental

We are required to comply with various environmental laws and regulations incidental to our normal business operations. In order to meet our compliance requirements, we establish reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold and marketing, general and administrative in our Consolidated Statements of Operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Contingencies

In May 2013, we initiated a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility following one customer's report to us of a positive test result for salmonella in product purchased from us. We notified applicable food safety regulators, including the Israel Ministry of Health and the U.S. Food and Drug Administration, of both the positive test result and our determination to conduct a voluntary recall. We have received no reports of salmonella-related illness in relation to the recalled products. We estimate our range of loss associated with this recall to be between $14.4 million and $39.7 million. During the year ended August 31, 2013, we recorded a reserve of $25.0 million, which is the amount within the range that we believe is the best estimate given the claims experience so far. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe will offset some related product liability expenses. However, as of August 31, 2013, no insurance recoveries have been recorded related to this incident.

Other Litigation and Claims

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

Grain Storage

As of August 31, 2013 and 2012, we stored grain for third parties totaling $454.9 million and $441.3 million, respectively. Such stored commodities and products are not our property and, therefore, are not included in our inventories on our Consolidated Balance Sheets.

Guarantees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We are a guarantor for lines of credit and performance obligations of related companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $39.8 million was outstanding on August 31, 2013. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2013.

Credit Commitments

CHS Capital has commitments to extend credit to customers as long as there is no violation of any condition established in the contracts. As of August 31, 2013, CHS Capital’s customers have additional available credit of $1.0 billion.

Lease Commitments

We are committed under operating lease agreements for approximately 2,600 rail cars with remaining terms of one to 13 years. In addition, we have commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease terms.

Total rental expense for all operating leases was $81.5 million, $74.6 million and $66.2 million for the years ended August 31, 2013, 2012 and 2011, respectively.

Minimum future lease payments required under noncancelable operating leases as of August 31, 2013 were as follows:

	Rail Cars	Vehicles	Equipment and Other	Total
	(Dollars in thousands)
2014	$18,875	$13,006	$45,965	$77,846
2015	18,331	9,803	35,934	64,068
2016	17,310	6,959	29,699	53,968
2017	16,203	4,451	21,906	42,560
2018	11,608	2,480	13,527	27,615
Thereafter	10,830	685	32,210	43,725
Total minimum future lease payments	$93,157	$37,384	$179,241	$309,782

Purchase Obligations

As of August 31, 2013 and 2012, we had purchase obligations of $5.4 billion and $6.3 billion, respectively, which were not recorded on our Consolidated Balance Sheets. Such purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. Minimum future payments required under noncancelable purchase obligations as of August 31, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$510,705	$63,387	$137,237	$89,700	$220,381
Other contractual obligations	4,871,767	4,713,927	80,454	10,459	66,927
Total purchase obligations	$5,382,472	$4,777,314	$217,691	$100,159	$287,308

Long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements. The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at August 31, 2013 was $423.9 million. Total payments under these arrangements were $62.4 million, $47.8 million and $60.8 million for the years ended August 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$256,538	$155,888	$73,557
Income taxes	23,228	27,671	1,046
Other significant noncash investing and financing transactions:
Capital equity certificates issued in exchange for Ag acquisitions	18,211	29,155	6,453
Accrual of dividends and equities payable	390,153	578,809	400,216

Note 15        Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2013, 2012 and 2011, respectively and balances as of August 31, 2013 and 2012, respectively are as follows:

	2013	2012	2011
	(Dollars in thousands)
Sales	$2,963,468	$2,185,348	$3,004,303
Purchases	1,535,176	1,143,285	1,461,391

	2013	2012
	(Dollars in thousands)
Receivables	$25,159	$51,716
Payables	31,485	60,659

The related party transactions were primarily with TEMCO, Horizon Milling, United Harvest and Ventura Foods.

Note 16        Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, as of August 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Pension and other postretirement, net of tax benefit of $(104,024) and $(145,031) in 2013 and 2012, respectively	$(165,611)	$(228,727)
Unrealized net gain on available for sale investments, net of tax expense of $1,461 and $858 in 2013 and 2012, respectively	2,370	1,391
Cash flow hedges, net of tax expense (benefit) of $7,204 and $(2,347) in 2013 and 2012, respectively	11,685	(3,806)
Foreign currency translation adjustment, net of tax benefit of $(3,274) and $(891) in 2013 and 2012, respectively	(5,311)	(1,445)
Accumulated other comprehensive loss, including noncontrolling interests	(156,867)	(232,587)
Accumulated other comprehensive loss attributable to noncontrolling interests
Accumulated other comprehensive loss attributable to CHS Inc.	$(156,867)	$(232,587)

Note 17        Acquisitions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NCRA:
On November 29, 2011, our Board of Directors approved a stock transfer agreement, dated as of November 29, 2011, between us and GROWMARK, Inc. (Growmark), and a stock transfer agreement, dated as of November 29, 2011, between us and MFA Oil Company (MFA). Pursuant to these agreements, we have begun to acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.571% of NCRA’s outstanding capital stock. Prior to the first closing, we owned the remaining approximately 74.429% of NCRA’s outstanding capital stock as of August 31, 2012 and accordingly, upon completion of the acquisitions contemplated by these agreements, NCRA will be a wholly-owned subsidiary. As of August 31, 2013, our ownership was 79.2% and with the closing in September 2013, our ownership increased to 84.0%.

Pursuant to the agreement with Growmark, we will acquire stock representing approximately 18.616% of NCRA’s outstanding capital stock in four separate closings held or to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which has or will be paid at each of the first three closings, and $111.4 million of which will be paid at the final closing). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

Pursuant to the agreement with MFA, we will acquire stock representing approximately 6.955% of NCRA’s outstanding capital stock in four separate closings held or to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which has or will be paid at each of the first three closings, and $41.6 million of which will be paid at the final closing). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the fiscal year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

As all conditions associated with the purchase have been met, we have accounted for this transaction as a forward purchase contract which required recognition in the first quarter of fiscal 2012 in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). As a result, we are no longer including the noncontrolling interests related to NCRA as a component of equity. Instead, we recorded the present value of the future payments to be made to Growmark and MFA as a liability on our Consolidated Balance Sheets as of November 30, 2011. The liability as of August 31, 2013 and 2012 was $275.4 million and $334.7 million, including interest accretion of $6.7 million and $6.0 million, respectively. Noncontrolling interests in the amount of $337.1 million was reclassified and an additional adjustment to equity in the amount of $96.7 million was recorded as a result of the transaction. The equity adjustment included the initial fair value of the crack spread contingent payments of $105.2 million. The fair value of the liability associated with the crack spread contingent payments was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. As of August 31, 2013 and 2012, the fair value of the crack spread contingent payments was $150.6 million and $127.5 million, respectively, and is included on our Consolidated Balance Sheets in other liabilities with an increase of $23.1 million and $22.3 million included in cost of goods sold in our Consolidated Statements of Operations during the years ended August 31, 2013 and 2012, respectively. The first crack spread contingent payment in the amount of $16.5 million was made in October 2013. The portion of NCRA earnings attributable to Growmark and MFA for the first quarter of fiscal 2012, prior to the transaction date, were included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, in accordance with ASC 480, earnings are no longer attributable to the noncontrolling interests, and patronage earned by Growmark and MFA is included as interest, net in our Consolidated Statements of Operations. During the years ended August 31, 2013 and 2012, $142.4 million and $107.2 million, respectively, was included in interest for the patronage earned by Growmark and MFA.

Solbar:
On February 9, 2012, we completed the acquisition of Solbar Industries Ltd., an Israeli company (Solbar), included in our Ag segment. Effective upon the closing of the merger, each outstanding share of Solbar was converted into the right to receive $4.00 in cash, without interest, and each outstanding Solbar stock option was terminated in exchange for a cash payment in an amount per share equal to the difference between the applicable exercise price per share and $4.00, for total consideration paid of $128.7 million, net of cash acquired of $6.6 million. Solbar provides soy protein ingredients to manufacturers in the meat, vegetarian, beverage, bars and crisps, confectionary, bakery, and pharmaceutical manufacturing markets. This acquisition deepens our presence in the value-added soy protein market. The fair market value of net assets was determined by market valuation reports using Level 3 inputs. Allocation of purchase price for this transaction resulted in goodwill of $39.8 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $23.3 million. As this acquisition is not material, proforma results of operations are not presented. Solbar and its subsidiaries operate primarily in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

countries of Israel, China and the U.S. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our consolidated results of operations. Purchase accounting has been finalized and fair values assigned to the net assets acquired were as follows:

(Dollars in thousands)
Current assets	$74,240
Investments	961
Property, plant and equipment	71,324
Goodwill	39,794
Definite-lived intangible assets	23,306
Current liabilities	(63,417)
Long-term debt	(15,849)
Other liabilities	(1,694)
Total net assets acquired	$128,665

Creston:
In November 2011, we acquired an oilseed crushing facility in Creston, Iowa for $32.3 million.