Form 10-Q
period 2013-11-30
CHS INC
filed 2014-01-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2013.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013.

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2013	August 31, 2013	November 30, 2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,142,652	$1,808,532	$1,159,601
Receivables	3,059,165	2,935,478	3,158,631
Inventories	3,030,789	2,664,735	3,641,744
Derivative assets	390,084	499,890	635,684
Margin deposits	279,745	340,905	544,506
Supplier advance payments	703,817	398,441	813,994
Other current assets	273,207	262,779	247,887
Total current assets	9,879,459	8,910,760	10,202,047
Investments	779,487	765,946	682,021
Property, plant and equipment	3,283,706	3,171,404	2,892,446
Other assets	673,244	656,160	475,900
Total assets	$14,615,896	$13,504,270	$14,252,414
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,059,814	$889,312	$876,846
Current portion of long-term debt	156,535	156,612	95,791
Current portion of mandatorily redeemable noncontrolling interest	64,803	65,981	64,862
Customer margin deposits and credit balances	265,343	299,364	395,910
Customer advance payments	644,616	432,097	767,460
Checks and drafts outstanding	151,547	185,660	241,578
Accounts payable	2,953,048	2,416,038	3,144,314
Derivative liabilities	407,238	465,066	525,094
Accrued expenses	433,789	485,070	409,750
Dividends and equities payable	474,633	390,153	719,431
Total current liabilities	6,611,366	5,785,353	7,241,036
Long-term debt	1,339,608	1,450,420	1,298,124
Mandatorily redeemable noncontrolling interest	145,929	209,419	205,513
Other liabilities	958,559	906,331	822,702
Commitments and contingencies
Equities:
Preferred stock	602,347	319,368	319,368
Equity certificates	3,565,246	3,588,346	3,075,909
Accumulated other comprehensive loss	(157,302)	(156,867)	(232,342)
Capital reserves	1,531,904	1,380,361	1,500,802
Total CHS Inc. equities	5,542,195	5,131,208	4,663,737
Noncontrolling interests	18,239	21,539	21,302
Total equities	5,560,434	5,152,747	4,685,039
Total liabilities and equities	$14,615,896	$13,504,270	$14,252,414

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2013	2012
	(Dollars in thousands)
Revenues	$11,026,121	$11,709,938
Cost of goods sold	10,625,205	11,164,420
Gross profit	400,916	545,518
Marketing, general and administrative	133,141	124,482
Operating earnings	267,775	421,036
Interest, net	30,785	67,210
Equity income from investments	(32,678)	(28,072)
Income before income taxes	269,668	381,898
Income taxes	26,640	36,017
Net income	243,028	345,881
Net income attributable to noncontrolling interests	842	2,174
Net income attributable to CHS Inc.	$242,186	$343,707

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30,
	2013	2012
	(Dollars in thousands)
Net income	$243,028	$345,881
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense of $252 and $20, respectively	409	33
Unrealized net gain on available for sale investments, net of tax expense of $1,182 and $7, respectively	1,918	12
Cash flow hedges, net of tax (benefit) expense of $(1,931) and $91, respectively	(3,134)	147
Foreign currency translation adjustment, net of tax expense of $229 and $34, respectively	373	53
Other comprehensive (loss) income, net of tax	(434)	245
Comprehensive income	242,594	346,126
Less: comprehensive income attributable to noncontrolling interests	842	2,174
Comprehensive income attributable to CHS Inc.	$241,752	$343,952

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$243,028	$345,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,104	57,461
Amortization of deferred major repair costs	12,519	7,390
Income from equity investments	(32,678)	(28,072)
Distributions from equity investments	37,231	29,647
Noncash patronage dividends received	(366)	(968)
Gain on sale of property, plant and equipment	(1,122)	(700)
Unrealized loss on crack spread contingent liability	16,857	43,105
Deferred taxes	638	902
Other, net	(638)	1,230
Changes in operating assets and liabilities, net of acquisitions:
Receivables	58,994	(26,841)
Inventories	(373,627)	(422,653)
Derivative assets	104,742	447,163
Margin deposits	61,161	608,169
Supplier advance payments	(305,377)	(129,175)
Other current assets and other assets	(8,903)	(16,819)
Customer margin deposits and credit balances	(34,263)	(413,003)
Customer advance payments	217,116	73,550
Accounts payable and accrued expenses	496,197	705,760
Derivative liabilities	(57,827)	(216,445)
Other liabilities	21,716	20,820
Net cash provided by operating activities	518,502	1,086,402
Cash flows from investing activities:
Acquisition of property, plant and equipment	(168,024)	(138,083)
Proceeds from disposition of property, plant and equipment	1,384	1,190
Expenditures for major repairs		(3,852)
Investments in joint ventures and other	(10,941)	(7,718)
Investments redeemed	19	19
Changes in notes receivable	(209,789)	(74,220)
Business acquisitions, net of cash acquired	(7,873)	(8,074)
Other investing activities, net	(3,489)	(87)
Net cash used in investing activities	(398,713)	(230,825)
Cash flows from financing activities:
Changes in notes payable	170,502	73,224
Long-term debt borrowings	1,426
Principal payments on long-term debt	(112,267)	(46,481)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)
Payments on crack spread contingent liability	(8,670)
Changes in checks and drafts outstanding	(34,113)	36,518
Preferred stock issued	282,979
Preferred stock issuance costs	(9,255)
Preferred stock dividends paid	(6,136)	(6,136)
Retirements of equities	(2,520)	(2,378)
Other financing activities, net	(2,236)	1,114
Net cash used in financing activities	213,729	(10,120)
Effect of exchange rate changes on cash and cash equivalents	602	115
Net increase in cash and cash equivalents	334,120	845,572
Cash and cash equivalents at beginning of period	1,808,532	314,029
Cash and cash equivalents at end of period	$2,142,652	$1,159,601

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1        Accounting Policies

Basis of Presentation and Revisions

The unaudited Consolidated Balance Sheets as of November 30, 2013 and 2012, the Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2013 and 2012, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2013, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2013, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

We previously reported certain derivative assets and liabilities on a net basis on our Consolidated Balance Sheets. In connection with the issuance of our August 31, 2013 financial statements, we determined that such derivatives should have been reported on a gross basis and have therefore revised our November 30, 2012 Consolidated Balance Sheet, which resulted in an increase in both derivative assets and derivative liabilities of $244.2 million. The Consolidated Statement of Cash Flows for the three months ended November 30, 2012, has also been revised for this change with no impact to net operating, investing or financing cash flows. We do not believe these revisions are material.
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11, and the subsequent amendments issued in ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," create new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with certain financial instruments and recognized derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The required disclosures have been included in Derivative Financial Instruments and Hedging Activities below.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the effects of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 became effective for our annual and interim reporting periods beginning in fiscal 2014. The required disclosures have been included in Note 6, Equities.

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

Even though we have netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter (OTC) contracts, we report our derivatives on a gross basis on our Consolidated Balance Sheets. Our associated margin deposits are also reported on a gross basis. Many of our derivative contracts with futures and options brokers require us to make both initial margin deposits of cash or other assets and subsequent deposits, depending on changes in commodity prices, in order to comply with applicable regulations. Our margin deposit assets are held by external brokers in segregated accounts and will be used to settle the associated derivative contracts on their specified settlement dates.

As of November 30, 2013, August 31, 2013 and November 30, 2012, we had the following outstanding purchase and sales contracts:

	November 30, 2013		August 31, 2013		November 30, 2012
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	671,414	944,517	521,979	806,295	674,866	1,018,510
Energy products - barrels	27,352	33,110	12,626	21,312	7,483	19,817
Soy products - tons	12	885	24	847	21	360
Crop nutrients - tons	986	1,204	968	1,050	1,270	1,428
Ocean and barge freight - metric tons	2,054	295	1,225	151	1,288	210
Rail freight - rail cars	201	48	220	43	164	30
Livestock - pounds		12,480		17,280	2,680	3,280

The following tables present the gross amounts of derivative assets, derivative liabilities, and margin deposits (cash collateral) recorded on the Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under ASC 210-10 or when the instruments are subject to master netting arrangements under ASC 815-10-45.

	November 30, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$364,454	$268	$41,126	$323,060
Foreign exchange derivatives	6,776		1,060	5,716
Interest rate derivatives - hedge	18,854			18,854
	$390,084	$268	$42,186	$347,630

Derivative Liabilities:
Commodity and freight derivatives	$405,346	$7,374	$41,126	$356,846
Foreign exchange derivatives	1,647		1,060	587
Interest rate derivatives - non-hedge	245			245
	$407,238	$7,374	$42,186	$357,678

	August 31, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$468,673		$53,107	$415,566
Foreign exchange derivatives	7,079		957	6,122
Interest rate derivatives - hedge	24,135			24,135
Interest rate derivatives - non-hedge	3		3
	$499,890		$54,067	$445,823

Derivative Liabilities:
Commodity and freight derivatives	$458,893	$1,591	$53,107	$404,195
Foreign exchange derivatives	5,925		957	4,968
Interest rate derivatives - non-hedge	248		3	245
	$465,066	$1,591	$54,067	$409,408

	November 30, 2012
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$632,544		$46,578	$585,966
Foreign exchange derivatives	3,140		1	3,139
	$635,684		$46,579	$589,105

Derivative Liabilities:
Commodity and freight derivatives	$518,377	$10,087	$46,578	$461,712
Foreign exchange derivatives	6,234		1	6,233
Interest rate derivatives - non-hedge	483			483
	$525,094	$10,087	$46,579	$468,428

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012.

	Location of Gain (Loss)	2013	2012
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$(19,789)	$(328,284)
Foreign exchange derivatives	Cost of goods sold	(422)	(1,685)
Interest rate derivatives	Interest, net	(1)	(9)
		$(20,212)	$(329,978)

In fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that expire in fiscal 2014 with a $1.2 million gain expected to be included in earnings during the next 12 months. As of November 30, 2013,

August 31, 2013 and November 30, 2012, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

	November 30, 2013	August 31, 2013	November 30, 2012
	(Dollars in thousands)
Gains included in accumulated other comprehensive loss, net of tax expense of $7.2 million and $9.2 million, respectively	11,663	14,930

Goodwill and Other Intangible Assets

Goodwill was $85.3 million, $85.1 million and $82.9 million on November 30, 2013, August 31, 2013 and November 30, 2012, respectively, and is included in other assets on our Consolidated Balance Sheets.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $85.1 million, $81.5 million and $81.7 million on November 30, 2013, August 31, 2013 and November 30, 2012, respectively. Accumulated amortization was $48.5 million, $46.0 million and $38.2 million as of November 30, 2013, August 31, 2013 and November 30, 2012, respectively. Intangible assets acquired were $3.0 million during the three-month period ended November 30, 2013. Intangible assets acquired were $1.0 million during the three-month period ended November 30, 2012. Total amortization expense for intangible assets during the three-month periods ended November 30, 2013 and 2012, was $2.3 million and $2.5 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$7,511
Year 2	6,516
Year 3	6,066
Year 4	4,376
Year 5	2,043
Thereafter	9,398
$35,910

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

Supplier Advance Payments

Beginning November 30, 2013, supplier advance payments are reported as a separate line item on our Consolidated Balance Sheets. Prior period amounts have been reclassified accordingly. Supplier advance payments include amounts paid for in-transit grain purchases from suppliers and amounts paid to crop nutrient suppliers to lock in future supply and pricing.

Customer Advance Payments

Customer advance payments primarily consist of amounts received from customers for in-transit grain shipments and amounts received from crop nutrients customers for future shipments.

Recent Accounting Pronouncements

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

Note 2        Receivables

	November 30, 2013	August 31, 2013	November 30, 2012
	(Dollars in thousands)
Trade accounts receivable	$2,203,805	$2,338,336	$2,211,748
CHS Capital notes receivable	640,631	437,141	682,910
Other	312,048	254,590	380,392
	3,156,484	3,030,067	3,275,050
Less allowances and reserves	97,319	94,589	116,419
	$3,059,165	$2,935,478	$3,158,631

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

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $150.5 million, $127.7 million and $125.7 million at November 30, 2013, August 31, 2013 and November 30, 2012, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of November 30, 2013, August 31, 2013 and November 30, 2012 the commercial notes represented 72%, 59% and 80%, respectively, and the producer notes represented 28%, 41% and 20%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, our specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well collateralized and in process of collection. The amount of CHS Capital notes that were past due was not significant at any reporting date presented.

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of November 30, 2013, CHS Capital's customers have additional available credit of $960.8 million.

Note 3        Inventories

	November 30, 2013	August 31, 2013	November 30, 2012
	(Dollars in thousands)
Grain and oilseed	$1,539,062	$1,133,555	$2,089,348
Energy	717,389	742,194	668,990
Crop nutrients	261,069	293,370	331,666
Feed and farm supplies	435,168	407,023	440,050
Processed grain and oilseed	65,946	79,706	100,059
Other	12,155	8,887	11,631
	$3,030,789	$2,664,735	$3,641,744

As of November 30, 2013, we valued approximately 12% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (16% and 10% as of August 31, 2013 and November 30, 2012, respectively). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $498.9 million, $652.6 million and $518.5 million at November 30, 2013, August 31, 2013 and November 30, 2012, respectively.

Note 4        Investments

As of August 31, 2013, we owned 79.2% of NCRA. During fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. (Growmark) and MFA Oil Company (MFA) in separate closings to be held annually through fiscal 2016. Pursuant to this agreement, we made payments during the first quarters of fiscal 2013 and 2014 of $66.0 million and $66.0 million, respectively, increasing our ownership to 84.0%. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balances Sheets. In addition to these payments, we paid $16.5 million during the first quarter of fiscal 2014 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $151.0 million as of November 30, 2013.

We have a 24% ownership in Horizon Milling, LLC and Horizon Milling G.P., flour milling joint ventures with Cargill, Incorporated (Cargill), which are included in Corporate and Other. On March 4, 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. assets, with CHS holding a 12% interest. Upon closing, Ardent Mills is expected to be financed with funds from third-party borrowings, which would not require credit support from the owners. The borrowings are anticipated to be no less than $600 million with proceeds distributed to each owner in proportion to the ownership interests, adjusted for any deviations in specified working capital target amounts. The transaction is expected to close in fiscal 2014, subject to financing and certain other customary closing conditions. In connection with the closing, the parties will also enter into various ancillary and non-compete agreements, including, among other things, an agreement for CHS to supply Ardent Mills with certain wheat and durum products.

We are currently taking steps toward construction of a more than $1 billion nitrogen fertilizer manufacturing plant to be located in Spiritwood, North Dakota, which would provide the region’s farmers with enhanced supplies of crop nutrients essential to raising corn and other crops. We plan to spend up to $25 million on an engineering design study to determine the feasibility of the project. We expect the study to be completed in our second quarter of fiscal 2014.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of November 30, 2013, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. The following provides summarized unaudited financial information for Ventura Foods balance sheets as of November 30, 2013, August 31, 2013 and November 30, 2012, and statements of operations for the three months ended November 30, 2013 and 2012:

	November 30, 2013	August 31, 2013	November 30, 2012
	(Dollars in thousands)
Current assets	$564,283	$532,995	$575,137
Non-current assets	500,670	503,369	464,028
Current liabilities	236,815	216,704	200,357
Non-current liabilities	227,599	226,515	277,943

	For the Three Months Ended November 30,
	2013	2012
	(Dollars in thousands)
Net sales	$644,990	$651,487
Gross profit	71,819	62,123
Net earnings	29,514	20,728
Earnings attributable to CHS Inc.	14,757	10,364

Note 5        Notes Payable and Long-Term Debt

	November 30, 2013	August 31, 2013	November 30, 2012

Notes payable	$604,447	$521,864	$274,960
CHS Capital notes payable	455,367	367,448	601,886
	$1,059,814	$889,312	$876,846

On November 30, 2013, our primary committed line of credit was a five-year revolving facility with a committed amount of $2.5 billion. We had no amounts outstanding as of November 30, 2013, August 31, 2013 and November 30, 2012.

Interest, net for the three months ended November 30, 2013 and 2012 is as follows:

	For the Three Months Ended November 30,
	2013	2012
Interest expense	$23,519	$24,436
Interest-purchase of NCRA noncontrolling interests	11,124	46,696
Capitalized interest	(2,265)	(2,902)
Interest income	(1,593)	(1,020)
Interest, net	$30,785	$67,210

Note 6        Equities

In September 2013, we issued 11,319,175 shares of Class B Cumulative Redeemable Preferred Stock (Class B Preferred Stock), with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.7 million.  The Class B Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Preferred Stock may not be redeemed at our option until September 26, 2023.

Changes in equities are as follows:

	For the three months ended November 30,
	2013	2012
	(Dollars in thousands)
CHS Inc. balances, September 1, 2013 and 2012	$5,131,208	$4,455,341
Net income attributable to CHS Inc.	242,186	343,707
Other comprehensive income (loss)(a)	(434)	245
Equities retired	(2,520)	(2,378)
Equity retirements accrued	2,520	2,378
Equities issued in business combinations	45	14,240
Preferred stock issuance, net of expenses	273,724
Preferred stock dividends accrued	(10,160)	(6,136)
Deconsolidation of subsidiary	(8,016)
Accrued dividends and equities payable	(87,000)	(147,091)
Other, net	642	3,431
CHS Inc. balances, November 30, 2013 and 2012	$5,542,195	$4,663,737

Noncontrolling interests balances, September 1, 2013 and 2012	$21,539	$17,982
Net income attributable to noncontrolling interests	842	2,174
Distributions to noncontrolling interests	(4,779)
Other	637	1,146
Noncontrolling interests balances, November 30, 2013 and 2012	$18,239	$21,302
______________________________________

(a) Includes current-period other comprehensive income (loss) as well as current-period reclassifications out of accumulated other comprehensive income (loss) ("AOCI") into net income. There were no items reclassified out of AOCI in their entirety during the periods presented. Other reclassifications out of AOCI consisted primarily of the amortization of defined benefit pension items (see Note 7, Benefit Plans for details on the computation of net periodic pension cost).

Note 7        Benefit Plans

Employee benefits information for the three months ended November 30, 2013 and 2012 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Components of net periodic benefit costs for the three months ended November 30, 2013 and 2012 is as follows:
Service cost	$7,467	$7,216	$179	$165	$482	$633
Interest cost	6,698	6,505	336	323	519	616
Expected return on assets	(12,734)	(11,956)
Prior service cost (credit) amortization	399	399	57	57	(30)	(4)
Actuarial loss amortization	4,644	5,231	227	211		223
Transition amount amortization					124	175
Net periodic benefit cost	$6,474	$7,395	$799	$756	$1,095	$1,643

Employer Contributions:

Total contributions to be made during fiscal 2014, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2013, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a contribution for our benefit plans in fiscal 2014.

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

Segment information for the three months ended November 30, 2013 and 2012 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the Three Months Ended November 30, 2013:
Revenues	$3,679,234	$7,488,088	$16,763	$(157,964)	$11,026,121
Cost of goods sold	3,505,340	7,277,829		(157,964)	10,625,205
Gross profit	173,894	210,259	16,763	—	400,916
Marketing, general and administrative	33,836	85,002	14,303		133,141
Operating earnings	140,058	125,257	2,460	—	267,775
Interest, net	12,476	15,065	3,244		30,785
Equity income from investments	(1,308)	(6,477)	(24,893)		(32,678)
Income before income taxes	$128,890	$116,669	$24,109	$—	$269,668
Intersegment revenues	$(157,964)			$157,964	$—
Goodwill	$1,165	$77,243	$6,898		$85,306
Capital expenditures	$92,802	$71,880	$3,342		$168,024
Depreciation and amortization	$32,909	$27,558	$2,637		$63,104
Total assets at November 30, 2013	$4,219,036	$6,802,559	$3,594,301		$14,615,896
For the Three Months Ended November 30, 2012:
Revenues	$3,324,228	$8,501,741	$17,575	$(133,606)	$11,709,938
Cost of goods sold	2,990,842	8,308,115	(931)	(133,606)	11,164,420
Gross profit	333,386	193,626	18,506	—	545,518
Marketing, general and administrative	36,471	70,987	17,024		124,482
Operating earnings	296,915	122,639	1,482	—	421,036
Interest, net	45,783	18,212	3,215		67,210
Equity income from investments	(1,884)	(7,947)	(18,241)		(28,072)
Income before income taxes	$253,016	$112,374	$16,508	$—	$381,898
Intersegment revenues	$(133,606)			$133,606	$—
Goodwill	$1,165	$74,841	$6,898		$82,904
Capital expenditures	$90,400	$46,745	$938		$138,083
Depreciation and amortization	$28,283	$24,886	$4,292		$57,461
Total assets at November 30, 2012	$3,979,166	$7,688,325	$2,584,923		$14,252,414

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

Fair value measurements at November 30, 2013, August 31, 2013 and November 30, 2012 are as follows:

	November 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,222,328		$1,222,328
Commodity and freight derivatives	$39,948	324,506		364,454
Foreign currency derivatives	4,186	2,590		6,776
Interest rate swap derivatives		18,854		18,854
Other assets	112,521			112,521
Total Assets	$156,655	$1,568,278		$1,724,933
Liabilities:
Commodity and freight derivatives	$68,362	$336,984		$405,346
Interest rate swap derivatives		245		245
Foreign currency derivatives	1,644	3		1,647
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$150,991	150,991
Total Liabilities	$70,006	$337,232	$150,991	$558,229

	August 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,203,383		$1,203,383
Commodity and freight derivatives	$58,441	410,233		468,674
Interest rate swap derivatives		24,139		24,139
Foreign currency derivatives	6,894	185		7,079
Other assets	114,084			114,084
Total Assets	$179,419	$1,637,940		$1,817,359
Liabilities:
Commodity and freight derivatives	$59,184	$399,710		$458,894
Interest rate swap derivatives		248		248
Foreign currency derivatives	5,925			5,925
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$134,134	134,134
Total Liabilities	$65,109	$399,958	$134,134	$599,201

	November 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$2,186,328		$2,186,328
Commodity and freight derivatives	$88,258	544,286		632,544
Foreign currency derivatives	3,140			3,140
Other assets	75,873			75,873
Total Assets	$167,271	$2,730,614		$2,897,885
Liabilities:
Commodity and freight derivatives	$58,310	$460,067		$518,377
Interest rate swap derivatives		483		483
Foreign currency derivatives	6,234			6,234
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$170,621	170,621
Total Liabilities	$64,544	$460,550	$170,621	$695,715

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

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation		Range
Item	November 30, 2013	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$150,991	Adjusted Black-Scholes option pricing model	Forward crack spread margin on November 30 (a)	$16.32-$25.30 (21.10)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	105.25%
			Risk-free interest rate (d)	1.80-2.60% (2.23%)
			Expected life - years (e)	0.75-3.75 (2.37)
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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended November 30, 2013 and 2012, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2013	2012
	(Dollars in thousands)
Balances, September 1, 2013 and 2012, respectively	$134,134	$127,516
Total losses included in cost of goods sold	16,857	43,105
Balances, November 30, 2013 and 2012, respectively	$150,991	$170,621

There were no material transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 10        Commitments and Contingencies

Unconditional Purchase Obligations

Long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of November 30, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$530,640	$57,412	$142,737	$88,933	$241,558

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at November 30, 2013, is $454.5 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2013, our bank covenants allowed maximum guarantees of $1.0 billion, of which $97.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of November 30, 2013.

Contingencies

In May 2013, we initiated a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility following one customer's report to us of a positive test result for salmonella in product purchased from us. We notified applicable food safety regulators, including the Israel Ministry of Health and the U.S. Food and Drug Administration, of both the positive test result and our determination to conduct a voluntary recall. We have received no reports of salmonella-related illness in relation to the recalled products. We estimate our range of loss associated with this recall to be between $14.4 million and $39.7 million. During the year ended August 31, 2013, we recorded a reserve of $25.0 million, which is the amount within the range that we believe is the best estimate given the claims experience so far. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe will offset some related product liability expenses. However, as of November 30, 2013, no insurance recoveries have been recorded related to this incident.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2013, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock) and our Class B Preferred Stock.

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

Results of Operations

Comparison of the three months ended November, 2013 and 2012

General.  We recorded income before income taxes of $269.7 million during the three months ended November 30, 2013 compared to $381.9 million during the three months ended November 30, 2012, a decrease of $112.2 million (29%). Operating results reflected decreased pretax earnings in our Energy segment, partially offset by increased pretax earnings in our Ag segment and Corporate and Other.

Our Energy segment generated income before income taxes of $128.9 million for the three months ended November 30, 2013 compared to $253.0 million in the three months ended November 30, 2012, representing a decrease of $124.1 million (49%), primarily due to reduced refining margins. Earnings in our refined fuels and renewable fuels marketing businesses decreased, while our propane, transportation and lubricants businesses earnings increased during the three months ended November 30, 2013, when compared to the same three-month period of the previous year. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The Environmental Protection Agency (EPA) generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile, however, the EPA recently suggested that it will reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline.

Our Ag segment generated income before income taxes of $116.7 million for the three months ended November 30, 2013 compared to $112.4 million in the three months ended November 30, 2012, an increase in earnings of $4.3 million (4%). Our country operations earnings increased $8.7 million during the three months ended November 30, 2013, compared to the same three-month period of the previous year, primarily as a result of increased retail merchandise margins and services income. Our grain marketing earnings increased by $14.3 million during the three months ended November 30, 2013 compared with the three months ended November 30, 2012, primarily as a result of increased earnings related to strong logistical performance. Our processing and food ingredients businesses experienced an increase in earnings of $8.5 million for the three months ended November 30, 2013 compared to the same period of the previous year, primarily related to our soybean crushing and refining businesses. Earnings from our wholesale crop nutrients business decreased $26.2 million for the three months ended November 30, 2013 compared with the three months ended November 30, 2012, primarily due to decreased margins and $8.2 million of costs associated with the nitrogen fertilizer manufacturing plant feasibility study described in Note 4, Investments.

Corporate and Other generated income before income taxes of $24.1 million during the three months ended November 30, 2013 compared to $16.5 million during the three months ended November 30, 2012, an increase in earnings of $7.6 million (46%). Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $4.7 million during the three months ended November 30, 2013, compared to the same period of the previous year, primarily from improved margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $3.5 million for the three months ended November 30, 2013 compared to the same period of the previous year, primarily from improved margins. Business solutions earnings decreased $0.5 million during the three months ended November 30, 2013 compared with the three months ended November 30, 2012.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2013 was $242.2 million compared to $343.7 million for the three months ended November 30, 2012, which represents a $101.5 million (30%) decrease.

Revenues.  Consolidated revenues were $11.0 billion for the three months ended November 30, 2013 compared to $11.7 billion for the three months ended November 30, 2012, which represents a $0.7 billion (6%) decrease.

Our Energy segment revenues, after elimination of intersegment revenues, of $3.5 billion increased by $330.6 million (10%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012. During the three months ended November 30, 2013 and 2012, our Energy segment recorded revenues from sales to our Ag segment of $158.0 million and $133.6 million, respectively, which are eliminated as part of the consolidation process. The net increase of $330.6 million is comprised of a net increase of $544.3 million related to higher sales volumes, partially offset by $213.6 million related to lower prices. Refined fuels revenues increased $79.3 million (3%), of which $288.5 million related to higher volumes, partially offset by $209.2 million related to a net average selling price decrease, compared to the same period of the previous year. Volumes increased 12%, while the sales price of refined fuels decreased $0.24 per gallon. Propane revenues increased $179.0 million (97%), which included $52.1 million related to an increase in the net average selling price and $127.0 million from a 69% increase in volumes, when compared to the same period of the previous year. The average selling price of propane increased $0.18 per gallon (17%), when compared to the same period of the previous year. Renewable fuels marketing revenues increased $77.1 million (21%), primarily from a 34% increase in volumes, partially offset by a decrease in the average selling price of $0.23 per gallon (9%), when compared with the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $7.5 billion decreased $1.0 billion (12%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.

Grain revenues in our Ag segment totaled $5.6 billion and $6.5 billion during the three months ended November 30, 2013 and 2012, respectively. Of the grain revenues decrease of $0.9 billion (14%), $1.3 billion is due to decreased average grain selling prices, partially offset by a $413.4 million increase due to a 6% net increase in volumes, during the three months ended November 30, 2013 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $2.13 per bushel (19%) over the three months ended November 30, 2012. Wheat and soybeans had increased volumes, while corn had decreased volumes compared to the three months ended November 30, 2012.

Our processing and food ingredients revenues in our Ag segment of $478.0 million decreased $2.6 million (1%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The net decrease in revenues is comprised of $9.2 million from a decrease in the average selling price of our oilseed products, partially offset by a net increase of $6.6 million related to increased volumes, as compared to the three months ended November 30, 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $589.4 million and $756.4 million during the three months ended November 30, 2013 and 2012, respectively. Of the wholesale crop nutrient revenues decrease of $167.0 million (22%), $124.9 million related to decreased average fertilizer selling prices and $42.1 million was due to decreased volumes during the three months ended November 30, 2013 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $78.28 (17%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes decreased 6% during the three months ended November 30, 2013 compared with the three months ended November 30, 2012.

Our Ag segment other product revenues, primarily feed and farm supplies, of $727.5 million decreased by $20.0 million (3%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012, primarily the result of decreased revenues in our country operations sales of retail crop nutrients and feed, partially offset by increased revenues related to crop protection and energy products. Other revenues within our Ag segment of $84.2 million increased $25.1 million (42%) during the three months ended November 30, 2013.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $10.6 billion for the three months ended November 30, 2013 compared to $11.2 billion for the three months ended November 30, 2012, which represents a $0.5 billion (5%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.3 billion increased by $490.1 million (17%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase in cost of goods sold is primarily due to an increase in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold increased $270.9 million (12%), which reflects an increase in the average cost of refined fuels of $0.06 (2%) per gallon and an 11% increase in volumes compared to the three months ended November 30, 2012. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries increased 2% compared to the three months ended November 30, 2012, which is reflected in the $0.06 per gallon increase in average cost of refined fuels. Cost of goods sold for propane increased $169.9 million, which reflects a 69% increase in volumes and an average cost increase of $0.16 (16%) per gallon, when compared to the three months ended November 30, 2012. Renewable fuels marketing costs increased $77.8 million (22%), primarily from a 34% increase in volumes, partially offset by a decrease in the average cost of $0.22 (9%) per gallon, when compared with the same period of the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $7.3 billion decreased $1.0 billion (12%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012. Grain cost of goods sold in our Ag segment totaled $5.5 billion and $6.3 billion during the three months ended November 30, 2013 and 2012, respectively. The cost of grains and oilseed procured through our Ag segment decreased $0.9 billion (14%) compared to the three months ended November 30, 2012. This is primarily the result of a $2.08 (19%) decrease in the average cost per bushel, partially offset by a 6% net increase in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $454.0 million decreased $12.1 million (3%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012, which was primarily due to a decreases in the cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $576.7 million and $726.3 million during the three months ended November 30, 2013 and 2012 respectively. The net decrease of $149.6 million (21%) is comprised of a net decrease in the average cost per ton of fertilizer of $68 (16%) and a decrease in tons sold of 6%, when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $29.1 million (5%) during the three months ended November 30, 2013 compared to the three months ended November 30, 2012, primarily the result of decreased country operations sales of retail crop nutrients and feed, partially offset by increased retail sales related to crop protection and energy products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $133.1 million for the three months ended November 30, 2013 increased by $8.7 million (7%) compared to the three months ended November 30, 2012, primarily related to costs associated with the nitrogen fertilizer manufacturing plant feasibility study described in Note 4, Investments.

Interest, net.  Net interest of $30.8 million for the three months ended November 30, 2013 decreased $36.4 million compared to the three months ended November 30, 2012. Interest expense for the three months ended November 30, 2013 and 2012 was $34.6 million and $71.1 million, respectively. The decrease in interest expense of $36.5 million is primarily due to a $35.2 million decrease in the amount of patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our agreement to purchase the remaining NCRA noncontrolling interests.

Equity Income from Investments.  Equity income from investments of $32.7 million for the three months ended November 30, 2013 increased $4.6 million (16%) compared to the three months ended November 30, 2012. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings from investments in Corporate and Other of $6.7 million, primarily from Ventura Foods, our vegetable oil-based products and packaged foods joint venture, which increased $4.4 million and our wheat milling joint venture, which increased by $1.9 million compared to the three months ended November 30, 2012. The increase in Corporate and Other was partially offset by decreased earnings from investments in our Ag segment and Energy segment of $1.5 million and $0.6 million, respectively, when compared to the same period of the previous year.

Income Taxes.  Income tax expense of $26.6 million for the three months ended November 30, 2013, compared with $36.0 million for the three months ended November 30, 2012, resulting in effective tax rates of 9.9% and 9.4%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for the three months ended November 30, 2013 and 2012. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $0.8 million for the three months ended November 30, 2013 decreased by $1.3 million compared to the three months ended November 30, 2012.

Liquidity and Capital Resources

On November 30, 2013, we had working capital, defined as current assets less current liabilities, of $3,268.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $3,125.4 million and a current ratio of 1.5 to 1.0 on August 31, 2013. On November 30, 2012, we had working capital of $2,961.0 million and a current ratio of 1.4 to 1.0, compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012.

On November 30, 2013 and August 31, 2013 we had a five-year revolving facility which expires in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding as of November 30, 2013 and August 31, 2013. On November 30, 2012, we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facility in June 2013. The major financial covenants for the revolving facility requires us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of November 30, 2013, we were in compliance with all covenants. Our credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

In addition, our wholly-owned subsidiary, CHS Capital, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under Cash Flows from Financing Activities.

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

Our cash flows provided by operating activities were $518.5 million and $1,086.4 million for the three months ended November 30, 2013 and November 30, 2012, respectively. The fluctuation in cash flows when comparing the two periods is primarily from a decrease in cash inflows for net changes in operating assets and liabilities during the three months ended November 30, 2013, compared to the three months ended November 30, 2012. Commodity prices primarily decreased during the three months ended November 30, 2013 and 2012, and resulted in decreased working capital needs compared to August 31, 2013 and 2012, respectively.

Our operating activities provided net cash of $518.5 million during the three months ended November 30, 2013. Net income including noncontrolling interests of $243.0 million, net non-cash expenses and cash distributions from equity investments of $95.5 million and a decrease in net operating assets and liabilities of $179.9 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $75.6 million and the loss on the crack spread contingent liability of $16.9 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices and an increase in deferred payment contracts (included in accounts payable) from producers following the fall harvest. There was also an increase in customer advance payments and an additional increase in accounts payable, partially offset by an increase in supplier advance payments and an increase in inventory quantities related to the fall harvest, on November 30, 2013, when compared to August 31, 2013. On November 30, 2013, the per bushel market prices of our primary grain commodities, spring wheat, corn and soybeans, decreased by $0.44 (6%), $0.67 (14%) and $0.21 (2%), respectively; when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $15 per barrel (14%) on November 30, 2013 when compared to August 31, 2013. On November 30, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses were either relatively flat or decreased between 3% and 10%, depending on the specific products, with the exception of ammonia prices which increased 3% compared to prices on August 31, 2013. An increase in grain inventory quantities in our Ag segment of 53.5 million bushels (53%) partially offset the decreases in net operating assets and liabilities when comparing inventories at November 30, 2013 to August 31, 2013.

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

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2014, resulting in increased cash needs. Our second quarter has typically been the period of our highest short-term borrowings, however, given our current cash balance we do not anticipate borrowing in our second quarter of fiscal 2014. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2014. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2014, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2013 and 2012, the net cash flows used in our investing activities totaled, $398.7 million and $230.8 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $168.0 million and $138.1 million for the three months ended November 30, 2013 and 2012, respectively.

We had no expenditures for major repairs related to our refinery turnarounds during the three months ended November 30, 2013 and had $3.9 million of expenditures during the three months ended November 30, 2012. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. There are no turnarounds scheduled for fiscal 2014.

For the year ending August 31, 2014, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $650.0 million. Included in our expected capital expenditures for fiscal 2014, is $195.2 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $124.0 million and $60.4 million of costs related to the coker project during fiscal 2013 and 2012, respectively and $43.6 million in the first quarter of fiscal 2014. We also began a $327.0 million expansion at NCRA's McPherson, Kansas refinery during fiscal 2013 which is anticipated to be completed in fiscal 2016. We incurred $25.0 million of costs related to the NCRA expansion during fiscal 2013 and $7.4 million in the first quarter of fiscal 2014.

Cash acquisitions of businesses, net of cash acquired, totaled $7.9 million and $8.1 million during the three months ended November 30, 2013 and 2012, respectively.

Investments made in joint ventures and other investments during the three months ended November 30, 2013 and 2012, totaled $10.9 million and $7.7 million, respectively.

Changes in notes receivable during the three months ended November 30, 2013 and 2012 resulted in a net decrease in cash flows of $209.8 million and $74.2 million, respectively. The primary cause of the decrease in cash flows during both periods related to increases in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the three months ended November 30, 2013 and 2012, the net cash flows used in our financing activities totaled $213.7 million and $10.1 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On November 30, 2013 and 2012, we had a five-year revolving facility with a committed amount of $2.5 billion, which had no amounts outstanding. As of November 30, 2011, we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facility in June 2013. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016, and a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million which expires in December 2014. We also have a four-year, $80.0 million committed revolving facility dedicated to CHS Europe S.A. (CHS Europe), our wholly-owned subsidiary, that expires in September 2018. CHS Europe and CHS Agronegocio, have uncommitted lines of credit which are collateralized by inventories and receivables and had borrowings of $481.1 million at November 30, 2013. In addition, other international subsidiaries have lines of credit totaling $103.1 million outstanding at November 30, 2013, of which $11.4 million is collateralized. On November 30, 2013, August 31, 2013 and November 30, 2012, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $604.4 million, $521.9 million and $275.0 million, respectively.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On November 30, 2013, August 31, 2013 and November 30, 2012, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $300.0 million as of November 30, 2013, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.06% as of November 30, 2013. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $72.0 million as of November 30, 2013.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.96% to 2.67% as of November 30, 2013. As of November 30, 2013, the total funding commitment under these agreements was $220.5 million, of which $52.5 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $116.9 million as of November 30, 2013, of which $72.8 million was borrowed under these commitments with an interest rate of 1.60%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of November 30, 2013, and are due upon demand. Borrowings under these notes totaled $258.1 million as of November 30, 2013.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On November 30, 2013, we had total long-term debt outstanding of $1,496.1 million, of which $135.0 million was bank financing, $1,309.9 million was private placement debt and $51.2 million was other notes and contracts payable. The aggregate amount of long-term debt payable presented in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, has not changed materially during the three months ended November 30, 2013. On August 31, 2013 and November 30, 2012, we had total long-term debt outstanding of $1,607.0 million and $1,393.9 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $16.0 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2013.

During the three months ended November 30, 2013 we had long-term debt borrowings of $1.4 million. We did not have any new long-term borrowings during the three months ended November 30, 2012. During the three months ended November 30, 2013 and 2012, we repaid long-term debt of $112.3 million and $46.5 million, respectively.

Other Financing:

During the three months ended November 30, 2013 and 2012, pursuant to our agreement to acquire the remaining shares of NCRA, we made payments of $66.0 million and $66.0 million, respectively; increasing our ownership to 84.0%.

Changes in checks and drafts outstanding resulted in a decrease in cash flows of $34.1 million during the three months ended November 30, 2013, and an increase in cash flows of $36.5 million during the three months ended November 30, 2012.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2013, are expected to be distributed during the three months ended February 28, 2014. The cash portion of this distribution, deemed by the Board of Directors to be 40% for both individual members and non-individual members, is expected to be approximately $284.8 million and is classified as a current liability on our November 30, 2013 and August 31, 2013 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2013, that will be paid in fiscal 2014, to be approximately $101.3 million, of which $2.5 million was redeemed in cash during the three months ended November 30, 2013, compared to $2.4 million distributed in cash during the three months ended November 30, 2012.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On November 30, 2013, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Dividends paid on our Preferred Stock during the three months ended November 30, 2013 and 2012, were $6.1 million and $6.1 million, respectively. Our 8% Preferred Stock may not be redeemed at our option until July 18, 2023.

In September 2013, we issued 11,319,175 shares of Class B Preferred Stock, with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.7 million.  The Class B Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Preferred Stock may not be redeemed at our option until September 26, 2023.

Off Balance Sheet Financing Arrangements

Lease Commitments:

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the three months ended November 30, 2013.

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2013, our bank covenants allowed maximum guarantees of $1.0 billion, of which $97.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of November 30, 2013.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the three months ended November 30, 2013.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the three months ended November 30, 2013.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

•	Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices, as well as global and domestic economic downturns and risks.

•	Our revenues, results of operations and cash flows could be materially and adversely affected if our members were to do business with others rather than with us.

•	We participate in highly competitive business markets and we may not be able to continue to compete successfully, which would have a material adverse effect on us.

•	Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income significantly.

•
We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital investments necessary to comply with these laws and regulations could expose us to unanticipated expenditures and liabilities.

•	Changing environmental and energy laws and regulation, may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

•	Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.

•	Environmental liabilities could have a material adverse effect on us.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.

•	Our financial results are susceptible to seasonality.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unanticipated liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.

•	If our customers choose alternatives to our refined petroleum products, our revenues, results of operations and cash flows could be materially and adversely affected.

•	Our agronomy business is volatile and dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2013, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the first fiscal quarter ended November 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 8, 2014.

CHS Inc.
(Registrant)

January 8, 2014	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer