Form 10-Q
period 2014-02-28
CHS INC
filed 2014-04-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2014.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014.

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2014	August 31, 2013	February 28, 2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$909,169	$1,808,532	$478,341
Receivables	2,658,922	2,935,478	2,751,952
Inventories	3,381,737	2,664,735	3,626,673
Derivative assets	621,523	499,890	501,178
Margin deposits	373,432	340,905	367,113
Supplier advance payments	1,036,037	398,441	1,071,960
Other current assets	283,011	262,779	242,985
Total current assets	9,263,831	8,910,760	9,040,202
Investments	806,816	765,946	693,640
Property, plant and equipment	3,468,473	3,171,404	2,967,181
Other assets	765,137	656,160	464,883
Total assets	$14,304,257	$13,504,270	$13,165,906
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,074,280	$889,312	$858,496
Current portion of long-term debt	156,507	156,612	93,363
Current portion of mandatorily redeemable noncontrolling interest	65,188	65,981	65,227
Customer margin deposits and credit balances	250,932	299,364	279,052
Customer advance payments	1,310,232	432,097	1,292,887
Checks and drafts outstanding	201,913	185,660	208,807
Accounts payable	1,865,423	2,416,038	2,049,731
Derivative liabilities	553,693	465,066	429,975
Accrued expenses	471,156	485,070	527,364
Dividends and equities payable	224,463	390,153	266,180
Total current liabilities	6,173,787	5,785,353	6,071,082
Long-term debt	1,315,653	1,450,420	1,296,207
Mandatorily redeemable noncontrolling interest	146,852	209,419	206,788
Other liabilities	971,381	906,331	736,981
Commitments and contingencies
Equities:
Preferred stock	602,346	319,368	319,368
Equity certificates	3,532,770	3,588,346	3,048,499
Accumulated other comprehensive loss	(165,432)	(156,867)	(230,334)
Capital reserves	1,708,641	1,380,361	1,696,380
Total CHS Inc. equities	5,678,325	5,131,208	4,833,913
Noncontrolling interests	18,259	21,539	20,935
Total equities	5,696,584	5,152,747	4,854,848
Total liabilities and equities	$14,304,257	$13,504,270	$13,165,906

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues	$9,680,274	$9,882,378	$20,706,395	$21,592,316
Cost of goods sold	9,238,840	9,411,731	19,864,045	20,576,151
Gross profit	441,434	470,647	842,350	1,016,165
Marketing, general and administrative	155,771	134,680	288,912	259,162
Operating earnings	285,663	335,967	553,438	757,003
(Gain) loss on investments	(2,609)	(45)	(2,609)	(45)
Interest, net	28,989	53,385	59,774	120,595
Equity (income) loss from investments	(31,049)	(16,760)	(63,727)	(44,832)
Income before income taxes	290,332	299,387	560,000	681,285
Income taxes	29,711	23,869	56,351	59,886
Net income	260,621	275,518	503,649	621,399
Net income attributable to noncontrolling interests	552	432	1,394	2,606
Net income attributable to CHS Inc.	$260,069	$275,086	$502,255	$618,793

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$260,621	$275,518	$503,649	$621,399
Other comprehensive income, net of tax:
Postretirement benefit plan activity, net of tax expense of $4,123, $71, $4,375 and $91, respectively	6,687	28	7,096	61
Unrealized net gain (loss) on available for sale investments, net of tax (benefit) expense of $(265), $331, $917 and $338, respectively	(430)	536	1,488	548
Cash flow hedges, net of tax (benefit) expense of $(7,110), $261, $(9,042) and $352, respectively	(11,531)	424	(14,665)	571
Foreign currency translation adjustment, net of tax (benefit) expense of $(1,760), $629, $(1,531) and $663, respectively	(2,856)	1,021	(2,484)	1,074
Other comprehensive income (loss), net of tax	(8,130)	2,009	(8,565)	2,254
Comprehensive income	252,491	277,527	495,084	623,653
Less: comprehensive income attributable to noncontrolling interests	552	432	1,394	2,606
Comprehensive income attributable to CHS Inc.	$251,939	$277,095	$493,690	$621,047

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$503,649	$621,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	127,199	116,912
Amortization of deferred major repair costs	25,033	14,779
(Income) loss from equity investments	(63,727)	(44,832)
Distributions from equity investments	48,357	39,492
Noncash patronage dividends received	(4,779)	(4,277)
(Gain) loss on sale of property, plant and equipment	(1,520)	(2,725)
(Gain) loss on investments	(2,609)	(45)
Unrealized (gain) loss on crack spread contingent liability	6,497	13,471
Deferred taxes	2,372	(315)
Other, net	11,520	293
Changes in operating assets and liabilities, net of acquisitions:
Receivables	460,197	256,510
Inventories	(693,903)	(404,607)
Derivative assets	(145,339)	584,600
Margin deposits	(32,527)	786,409
Supplier advance payments	(637,003)	(387,140)
Other current assets and other assets	(40,070)	(5,035)
Customer margin deposits and credit balances	(48,675)	(529,860)
Customer advance payments	871,878	600,341
Accounts payable and accrued expenses	(558,254)	(280,425)
Derivative liabilities	88,628	(311,564)
Other liabilities	51,862	(33,321)
Net cash provided by (used in) operating activities	(31,214)	1,030,060
Cash flows from investing activities:
Acquisition of property, plant and equipment	(389,537)	(264,332)
Proceeds from disposition of property, plant and equipment	3,081	3,900
Expenditures for major repairs		(9,248)
Investments in joint ventures and other	(19,849)	(9,718)
Investments redeemed	4,164	3,132
Proceeds from sale of investments	2,725
Changes in notes receivable, net	(243,247)	46,963
Business acquisitions, net of cash acquired	(97,858)	(8,074)
Other investing activities, net	(3,577)	(397)
Net cash provided by (used in) investing activities	(744,098)	(237,774)
Cash flows from financing activities:
Changes in notes payable	184,948	55,994
Long-term debt borrowings	1,426
Principal payments on long-term debt	(136,389)	(50,871)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)
Payments on crack spread contingent liability	(8,670)
Changes in checks and drafts outstanding	16,253	2,755
Preferred stock issued	282,979
Preferred stock issuance costs	(9,655)
Preferred stock dividends paid	(18,153)	(12,272)
Distributions to noncontrolling interests	(575)	(740)
Retirements of equities	(79,656)	(179,369)
Cash patronage dividends paid	(287,736)	(380,892)
Other financing activities, net	1,172	1,112
Net cash provided by (used in) financing activities	(120,037)	(630,264)
Effect of exchange rate changes on cash and cash equivalents	(4,014)	2,290
Net increase (decrease) in cash and cash equivalents	(899,363)	164,312
Cash and cash equivalents at beginning of period	1,808,532	314,029
Cash and cash equivalents at end of period	$909,169	$478,341

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1        Accounting Policies

Basis of Presentation and Revisions

The unaudited Consolidated Balance Sheets as of February 28, 2014 and 2013, the Consolidated Statements of Operations for the the three and six months ended February 28, 2014 and 2013, the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2014 and 2013, and the Consolidated Statements of Cash Flows for the six months ended February 28, 2014 and 2013, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2013, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2013, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

We previously reported certain derivative assets and liabilities on a net basis on our Consolidated Balance Sheets. In connection with the issuance of our August 31, 2013 financial statements, we determined that such derivatives should have been reported on a gross basis and have therefore revised our February 28, 2013 Consolidated Balance Sheet, which resulted in an increase in both derivative assets and derivative liabilities of $212.7 million. The Consolidated Statement of Cash Flows for the six months ended February 28, 2013, has also been revised for this change with no impact to net operating, investing or financing cash flows. We do not believe these revisions are material.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11, and the subsequent amendments issued in ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," create new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with certain financial instruments and recognized derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The required disclosures have been included in Note 9, Derivative Financial Instruments and Hedging Activities.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the effects of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help improve the transparency of changes in other comprehensive income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective for our annual and interim reporting periods beginning in fiscal 2014. The required disclosures have been included in Note 6, Equities.

Goodwill and Other Intangible Assets

Goodwill was $104.6 million, $85.1 million and $88.1 million on February 28, 2014, August 31, 2013 and February 28, 2013, respectively, and is included in other assets on our Consolidated Balance Sheets. We acquired goodwill of $19.4 million during the six months ended February 28, 2014, which related primarily to acquisitions in our Ag segment for which we paid $97.9 million in cash consideration. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $113.5 million, $81.5 million and $81.8 million on February 28, 2014, August 31, 2013 and February 28, 2013, respectively. Accumulated amortization was $46.7 million, $46.0 million and $40.5 million as of February 28, 2014, August 31, 2013 and February 28, 2013, respectively. Intangible assets acquired were $36.2 million and $1.4 million during the six months ended February 28, 2014 and 2013, respectively. Intangible assets acquired during the six months ended February 28, 2014, primarily relate to various acquisitions in our Ag segment. Total amortization expense for intangible assets during the six months ended February 28, 2014 and 2013, was $4.9 million and $5.0 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$8,141
Year 2	8,654
Year 3	7,902
Year 4	6,334
Year 5	3,543
Thereafter	31,407
Total	$65,981

In our Energy segment, major maintenance activities (turnarounds) at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. The amortization expense related to turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

Supplier Advance Payments

Beginning November 30, 2013, supplier advance payments are reported as a separate line item on our Consolidated Balance Sheets. Prior period amounts have been reclassified accordingly. Supplier advance payments primarily include amounts paid for in-transit grain purchases from suppliers and amounts paid to crop nutrient suppliers to lock in future supply and pricing.

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

Note 2        Receivables

	February 28, 2014	August 31, 2013	February 28, 2013
	(Dollars in thousands)
Trade accounts receivable	$1,804,831	$2,338,336	$1,991,909
CHS Capital notes receivable	561,323	437,141	530,267
Other	390,925	254,590	346,695
	2,757,079	3,030,067	2,868,871
Less allowances and reserves	98,157	94,589	116,919
Total receivables	$2,658,922	$2,935,478	$2,751,952

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

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $160.2 million, $127.7 million and $120.2 million at February 28, 2014, August 31, 2013 and February 28, 2013, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of February 28, 2014, August 31, 2013 and February 28, 2013 the commercial notes represented 76%, 59% and 79%, respectively, and the producer notes represented 24%, 41% and 21%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, our specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not material at any reporting date presented.

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of February 28, 2014, CHS Capital's customers have additional available credit of $943.7 million.

Note 3        Inventories

	February 28, 2014	August 31, 2013	February 28, 2013
	(Dollars in thousands)
Grain and oilseed	$1,405,236	$1,133,555	$1,607,972
Energy	752,247	742,194	705,160
Crop nutrients	417,843	293,370	471,487
Feed and farm supplies	698,816	407,023	725,974
Processed grain and oilseed	85,622	79,706	94,667
Other	21,973	8,887	21,413
Total inventories	$3,381,737	$2,664,735	$3,626,673

As of February 28, 2014, we valued approximately 14% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (16% and 14% as of August 31, 2013 and February 28, 2013, respectively). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $579.4 million, $652.6 million and $535.1 million at February 28, 2014, August 31, 2013 and February 28, 2013, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

As of August 31, 2013, we owned 79.2% of NCRA. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually through fiscal 2016. Pursuant to this agreement, we made payments during the six months ended February 28, 2014 and 2013 of $66.0 million and $66.0 million respectively; increasing our ownership to 84.0%. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our consolidated balances sheets. In addition to these payments, we paid $16.5 million during the six months ended February 28, 2014 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $140.6 million as of February 28, 2014.

We have a 24% ownership in Horizon Milling, LLC and Horizon Milling G.P., flour milling joint ventures with Cargill Incorporated (Cargill), which are included in Corporate and Other. On March 4, 2013, we entered into a definitive agreement with Cargill and ConAgra Foods, Inc. to form Ardent Mills, a joint venture combining the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. assets, with CHS holding a 12% interest. Upon closing, Ardent Mills is expected to be financed with funds from third-party borrowings, which would not require credit support from the owners. The borrowings are anticipated to be no less than $600 million with proceeds distributed to each owner in proportion to the ownership interests, adjusted for any deviations in specified working capital target amounts. The transaction is expected to close in fiscal 2014, subject to financing and certain other customary closing conditions. In connection with the closing, the parties will also enter into various ancillary and non-compete agreements including, among other things, an agreement for CHS to supply Ardent Mills with certain wheat and durum products.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of February 28, 2014, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill.

Note 5        Notes Payable and Long-Term Debt

	February 28, 2014	August 31, 2013	February 28, 2013
	(Dollars in thousands)
Notes payable	$648,102	$521,864	$419,536
CHS Capital notes payable	426,178	367,448	438,960
Total notes payable	$1,074,280	$889,312	$858,496

On February 28, 2014, our primary committed line of credit was a five-year revolving facility with a committed amount of $2.5 billion. We had no amounts outstanding as of February 28, 2014, August 31, 2013 and February 28, 2013.

Interest, net for the three and six months ended February 28, 2014 and 2013 is as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Dollars in thousands)
Interest expense	$11,836	$23,219	$34,426	$47,655
Interest-purchase of NCRA noncontrolling interests	21,273	33,991	32,397	80,687
Capitalized interest	(2,526)	(2,694)	(3,862)	(5,596)
Interest income	(1,594)	(1,131)	(3,187)	(2,151)
Interest, net	$28,989	$53,385	$59,774	$120,595

We terminated interest rate swaps and recorded a resulting $13.5 million gain as a reduction to interest expense in our consolidated statements of operations for the three and six months ended February 28, 2014. See Note 9, Derivative Financial Instruments and Hedging Activities for additional information.

Note 6        Equities

Preferred Stock

In September 2013, we issued 11,319,175 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 1 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.7 million.  The Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Series 1 Preferred Stock may not be redeemed at our option until September 26, 2023.

In March 2014, we issued 16,800,000 shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), with a total redemption value of $420.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.4 million.  The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year until March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024, which are payable quarterly. Our Class B Series 2 Preferred Stock may not be redeemed at our option until March 31, 2024.

Changes in Equities

Changes in equities for the six months ended February 28, 2014 and February 28, 2013 are as follows:

	For the Six Months Ended
	February 28, 2014	February 28, 2013
	(Dollars in thousands)
CHS Inc. balances, September 1, 2013 and 2012	$5,131,208	$4,455,341
Net income attributable to CHS Inc.	502,255	618,793
Other comprehensive income (loss)	(8,565)	2,254
Patronage distribution	(840,494)	(975,732)
Patronage accrued	837,527	969,862
Equities retired	(79,656)	(179,369)
Equity retirements accrued	79,656	179,369
Equities issued in business combinations	45	18,236
Preferred stock issuance, net of expenses	273,325
Preferred stock dividends accrued	(21,867)	(12,272)
Accrued dividends and equities payable	(195,100)	(249,591)
Other, net	(9)	7,022
CHS Inc. balances, February 28, 2014 and 2013	$5,678,325	$4,833,913

Noncontrolling interests balances, September 1, 2013 and 2012	$21,539	$17,982
Net income attributable to noncontrolling interests	1,394	2,606
Distributions to noncontrolling interests	(575)	(740)
Deconsolidation of a subsidiary	(4,779)
Other	680	1,087
Noncontrolling interests balances, February 28, 2014 and 2013	$18,259	$20,935

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, were as follows for the six months ended February 28, 2014:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2013	$(165,611)	$2,370	$11,685	$(5,311)	$(156,867)
Current period other comprehensive income (loss), net of tax	774	1,488	(6,269)	(2,484)	(6,491)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6,322		(8,396)		(2,074)
Net other comprehensive income (loss), net of tax	7,096	1,488	(14,665)	(2,484)	(8,565)
Balance as of February 28, 2014	$(158,515)	$3,858	$(2,980)	$(7,795)	$(165,432)

Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits and cash flow hedges, and were recorded to net income. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts as disclosed in Note 7, Benefit Plans. In February 2014, interest rate swaps, which were previously accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest, net in the consolidated statements of operations for the three and six months ended February 28, 2014.

Note 7        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and six months ended February 28, 2014 and 2013 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit costs for the three months ended are as follows:
Service cost	$7,802	$7,216	$248	$164	$476	$634
Interest cost	8,240	6,501	486	324	502	616
Expected return on assets	(11,082)	(11,967)
Prior service cost (credit) amortization	398	400	57	57	(30)	(5)
Actuarial (gain) loss amortization	4,445	5,230	241	211	(187)	223
Transition amount amortization					(124)	174
Net periodic benefit cost	$9,803	$7,380	$1,032	$756	$637	$1,642
Components of net periodic benefit costs for the six months ended are as follows:
Service cost	$15,269	$14,432	$427	$329	$958	$1,267
Interest cost	14,938	13,006	822	647	1,021	1,232
Expected return on assets	(23,816)	(23,923)
Prior service cost (credit) amortization	797	799	114	114	(60)	(9)
Actuarial (gain) loss amortization	9,089	10,461	468	422	(187)	446
Transition amount amortization						349
Net periodic benefit cost	$16,277	$14,775	$1,831	$1,512	$1,732	$3,285

Employer Contributions

Total contributions to be made during fiscal 2014, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2014, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a contribution for our benefit plans in fiscal 2014.

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

Segment information for the three and six months ended February 28, 2014 and February 28, 2013 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2014:
Revenues	$3,468,978	$6,319,972	$17,445	$(126,121)	$9,680,274
Cost of goods sold	3,178,431	6,186,541	(11)	(126,121)	9,238,840
Gross profit	290,547	133,431	17,456	—	441,434
Marketing, general and administrative	40,148	97,879	17,744		155,771
Operating earnings	250,399	35,552	(288)	—	285,663
(Gain) loss on investments		116	(2,725)		(2,609)
Interest, net	18,692	9,076	1,221		28,989
Equity (income) loss from investments	(849)	(8,213)	(21,987)		(31,049)
Income before income taxes	$232,556	$34,573	$23,203	$—	$290,332
Intersegment revenues	$(126,121)			$126,121	$—
For the Three Months Ended February 28, 2013:
Revenues	$2,815,736	$7,150,228	$19,371	$(102,957)	$9,882,378
Cost of goods sold	2,505,801	7,009,448	(561)	(102,957)	9,411,731
Gross profit	309,935	140,780	19,932	—	470,647
Marketing, general and administrative	41,183	74,401	19,096		134,680
Operating earnings	268,752	66,379	836	—	335,967
(Gain) loss on investments		(45)			(45)
Interest, net	32,388	17,826	3,171		53,385
Equity (income) loss from investments	2,155	(1,792)	(17,123)		(16,760)
Income before income taxes	$234,209	$50,390	$14,788	$—	$299,387
Intersegment revenues	$(102,957)			$102,957	$—
For the Six Months Ended February 28, 2014:

Revenues	$7,148,212	$13,808,060	$34,208	$(284,085)	$20,706,395
Cost of goods sold	6,683,771	13,464,370	(11)	(284,085)	19,864,045
Gross profit	464,441	343,690	34,219	—	842,350
Marketing, general and administrative	73,984	182,881	32,047		288,912
Operating earnings	390,457	160,809	2,172	—	553,438
(Gain) loss on investments		116	(2,725)		(2,609)
Interest, net	31,168	24,141	4,465		59,774
Equity (income) loss from investments	(2,157)	(14,690)	(46,880)		(63,727)
Income before income taxes	$361,446	$151,242	$47,312	$—	$560,000
Intersegment revenues	$(284,085)			$284,085	$—
Goodwill	$1,165	$96,552	$6,898		$104,615
Capital expenditures	$221,918	$159,634	$7,985		$389,537
Depreciation and amortization	$66,192	$55,585	$5,422		$127,199
Total assets at February 28, 2014	$4,230,665	$7,539,817	$2,533,775		$14,304,257
For the Six Months Ended February 28, 2013:
Revenues	$6,139,964	$15,651,969	$36,946	$(236,563)	$21,592,316
Cost of goods sold	5,496,643	15,317,563	(1,492)	(236,563)	20,576,151
Gross profit	643,321	334,406	38,438	—	1,016,165
Marketing, general and administrative	77,654	145,388	36,120		259,162
Operating earnings	565,667	189,018	2,318	—	757,003
(Gain) loss on investments		(45)			(45)
Interest, net	78,171	36,038	6,386		120,595
Equity (income) loss from investments	271	(9,739)	(35,364)		(44,832)
Income before income taxes	$487,225	$162,764	$31,296	$—	$681,285
Intersegment revenues	$(236,563)			$236,563	$—
Goodwill	$1,165	$80,084	$6,898		$88,147
Capital expenditures	$173,669	$87,466	$3,197		$264,332
Depreciation and amortization	$57,256	$51,072	$8,584		$116,912
Total assets at February 28, 2013	$3,656,974	$7,660,135	$1,848,797		$13,165,906

Note 9        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair values as discussed in Note 10, Fair Value Measurements.

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

As of February 28, 2014, August 31, 2013 and February 28, 2013, we had the following outstanding purchase and sales contracts:

	February 28, 2014		August 31, 2013		February 28, 2013
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	651,998	1,009,946	521,979	806,295	605,309	906,758
Energy products - barrels	29,067	32,897	12,626	21,312	12,103	21,575
Soy products - tons	16	784	24	847	32	333
Crop nutrients - tons	2,067	2,535	968	1,050	1,553	2,128
Ocean and barge freight - metric tons	1,520	234	1,225	151	933	125
Rail freight - rail cars	298	157	220	43	153	41
Livestock - pounds		10,800		17,280	2,920	2,520

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

	February 28, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$615,178		$53,153	$562,025
Foreign exchange derivatives	6,345		1,941	4,404
Total Derivative Assets	$621,523		$55,094	$566,429
Derivative Liabilities:
Commodity and freight derivatives	$550,870	$26,329	$53,152	$471,389
Foreign exchange derivatives	2,629		1,941	688
Interest rate derivatives - non-hedge	194			194
Total Derivative Liabilities	$553,693	$26,329	$55,093	$472,271

	August 31, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$468,673		$53,107	$415,566
Foreign exchange derivatives	7,079		957	6,122
Interest rate derivatives - hedge	24,135			24,135
Interest rate derivatives - non-hedge	3		3
Total Derivative Assets	$499,890		$54,067	$445,823
Derivative Liabilities:
Commodity and freight derivatives	$458,893	$1,591	$53,107	$404,195
Foreign exchange derivatives	5,925		957	4,968
Interest rate derivatives - non-hedge	248		3	245
Total Derivative Liabilities	$465,066	$1,591	$54,067	$409,408

	February 28, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$485,222	$12,555	$45,653	$427,014
Foreign exchange derivatives	15,497			15,497
Interest rate derivatives - hedge	459			459
Total Derivative Assets	$501,178	$12,555	$45,653	$442,970
Derivative Liabilities:
Commodity and freight derivatives	$428,866	$8,867	$45,653	$374,346
Foreign exchange derivatives	691			691
Interest rate derivatives - non-hedge	418			418
Total Derivative Liabilities	$429,975	$8,867	$45,653	$375,455

In fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that were terminated in February 2014 as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest, net in the consolidated statements of operations for the three and six months ended February 28, 2014. As of February 28, 2014, August 31, 2013 and February 28, 2013, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

	February 28, 2014	August 31, 2013	February 28, 2013
	(Dollars in thousands)
Unrealized gains (losses) included in accumulated other comprehensive loss, net of tax expense of $9.2 million and $0.2 million, respectively		$14,930	$284

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2014 and 2013.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain (Loss)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$81,210	$(102,006)	$61,421	$(430,290)
Foreign exchange derivatives	Cost of goods sold	(1,581)	17,903	(2,003)	16,218
Interest rate derivatives	Interest, net	52	64	51	126
Total		$79,681	$(84,039)	$59,469	$(413,946)

Note 10        Fair Value Measurements

The following table presents assets and liabilities, included in on our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Fair value measurements at February 28, 2014, August 31, 2013 and February 28, 2013 are as follows:

	February 28, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,318,428		$1,318,428
Commodity and freight derivatives	$57,638	557,540		615,178
Foreign currency derivatives	6,345			6,345
Other assets	114,261			114,261
Total Assets	$178,244	$1,875,968		$2,054,212
Liabilities:
Commodity and freight derivatives	$90,989	$459,881		$550,870
Interest rate swap derivatives		194		194
Foreign currency derivatives	2,629			2,629
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$140,631	140,631
Total Liabilities	$93,618	$460,075	$140,631	$694,324

	August 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,203,383		$1,203,383
Commodity and freight derivatives	$58,441	410,233		468,674
Interest rate swap derivatives		24,139		24,139
Foreign currency derivatives	6,894	185		7,079
Other assets	114,084			114,084
Total Assets	$179,419	$1,637,940		$1,817,359
Liabilities:
Commodity and freight derivatives	$59,184	$399,710		$458,894
Interest rate swap derivatives		248		248
Foreign currency derivatives	5,925			5,925
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$134,134	134,134
Total Liabilities	$65,109	$399,958	$134,134	$599,201

	February 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories		$1,697,214		$1,697,214
Commodity and freight derivatives	$38,327	446,895		485,222
Interest rate swap derivatives		459		459
Foreign currency derivatives	15,497			15,497
Other assets	79,333			79,333
Total Assets	$133,157	$2,144,568		$2,277,725
Liabilities:
Commodity and freight derivatives	$21,084	$407,782		$428,866
Interest rate swap derivatives		418		418
Foreign currency derivatives	691			691
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests			$140,987	140,987
Total Liabilities	$21,775	$408,200	$140,987	$570,962

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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Range
Item	February 28, 2014	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$140,631	Adjusted Black-Scholes option pricing model	Forward crack spread margin on February 28, 2014 (a)	$14.81-$22.65 ($18.71)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	121.03%
			Risk-free interest rate (d)	1.80-2.60% (2.23%)
			Expected life - years (e)	0.50-3.50 (2.12)
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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended February 28, 2014 and 2013, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2014	2013
	(Dollars in thousands)
Balances, November 30, 2013 and 2012, respectively	$150,991	$170,621
Total (gains) losses included in cost of goods sold	(10,360)	(29,634)
Balances, February 28, 2014 and February 28, 2013, respectively	$140,631	$140,987

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended February 28, 2014 and 2013, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2014	2013
	(Dollars in thousands)
Balances, August 31, 2013 and 2012, respectively	$134,134	$127,516
Total (gains) losses included in cost of goods sold	6,497	13,471
Balances, February 28, 2014 and February 28, 2013, respectively	$140,631	$140,987

There were no material transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 11        Commitments and Contingencies

Unconditional Purchase Obligations

Long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of February 28, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$512,576	$62,113	$136,227	$90,821	$223,415

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at February 28, 2014 is $437.9 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2014, our bank covenants allowed maximum guarantees of $1.0 billion, of which $81.4 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of February 28, 2014.

Contingencies

In May 2013, we initiated a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility following one customer's report to us of a positive test result for salmonella in product purchased from us. We notified applicable food safety regulators, including the Israel Ministry of Health and the U.S. Food and Drug Administration, of both the positive test result and our determination to conduct a voluntary recall. We have received no reports of salmonella-related illness in relation to the recalled products. We estimate our range of loss associated with this recall to be between $13.5 million and $27.0 million. During the year ended August 31, 2013, we recorded a reserve of $25.0 million, which is the amount within the range that we believe is the best estimate given the claims experience so far. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe will offset some related product liability expenses. However, as of February 28, 2014, no insurance recoveries have been recorded related to this incident.

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

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, our Class B Series 1 Preferred Stock and our Class B Series 2 Preferred Stock.

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

Recent Events

We are currently taking steps toward potential construction of a more than $2 billion nitrogen fertilizer manufacturing plant to be located in Spiritwood, North Dakota, which would provide the region's farmers with enhanced supplies of crop nutrients essential to raising corn and other crops. We spent approximately $25 million on an engineering design study to determine the feasibility of the project. The study was completed in February 2014 and the project is still under evaluation.

Results of Operations

Comparison of the three months ended February 28, 2014 and February 28, 2013

General.  We recorded income before income taxes of $290.3 million during the three months ended February 28, 2014 compared to $299.4 million during the three months ended February 28, 2013, a decrease of $9.1 million. Operating results reflected decreased pretax earnings in both our Energy and Ag segments, partially offset by increased pretax earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $232.6 million for the three months ended February 28, 2014 compared to $234.2 million in the three months ended February 28, 2013, representing a decrease of $1.7 million. Earnings in our refined fuels business decreased, while our renewable fuels marketing, propane, transportation and lubricants businesses earnings increased during the three months ended February 28, 2014, when compared to the same three-month period of the previous year. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The Environmental Protection Agency (EPA) generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile, however, the EPA recently suggested that it will reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline.

Our Ag segment generated income before income taxes of $34.6 million for the three months ended February 28, 2014 compared to $50.4 million in the three months ended February 28, 2013, a decrease in earnings of $15.8 million (31%). Our country operations earnings decreased $4.3 million during the three months ended February 28, 2014, compared to the same three-month period of the previous year, primarily as a result of decreased grain volumes related to industry rail transportation issues and higher employee related costs. Our grain marketing earnings increased by $17.6 million during the three months ended February 28, 2014 compared with the three months ended February 28, 2013, primarily as a result of increased earnings related to strong logistical performance. Our processing and food ingredients businesses experienced a decrease in earnings of $18.0 million for the three months ended February 28, 2014 compared to the same period of the previous year, primarily related to our soybean crushing business. Earnings from our wholesale crop nutrients business decreased $11.7 million for the three months ended February 28, 2014 compared with the three months ended February 28, 2013, primarily due to decreased margins and costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above in Recent Events.

Corporate and Other generated income before income taxes of $23.2 million during the three months ended February 28, 2014 compared to $14.8 million during the three months ended February 28, 2013, an increase in earnings of $8.4 million (57%). Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $7.0 million during the three months ended February 28, 2014, compared to the same period of the previous year. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased $1.8 million during the three months ended February 28, 2014 compared to the same period of the previous year. Business solutions earnings decreased $1.1 million during the three months ended February 28, 2014 compared with the three months ended February 28, 2013.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended February 28, 2014 was $260.1 million compared to $275.1 million for the three months ended February 28, 2013, which represents a $15.0 million (5%) decrease.

Revenues.  Consolidated revenues were $9.7 billion for the three months ended February 28, 2014 compared to $9.9 billion for the three months ended February 28, 2013, which represents a $0.2 billion (2%) decrease.

Our Energy segment revenues, after elimination of intersegment revenues, of $3.3 billion increased by $630.1 million (23%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013. During the three months ended February 28, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $126.1 million and $103.0 million, respectively, which are eliminated as part of the consolidation process. The net increase of $630.1 million is comprised of a net increase of $193.8 million related to higher sales volumes and $436.3 million related to higher prices. Refined fuels revenues increased $130.7 million (7%), of which $104.6 million was related to higher volumes and $26.1 million related to a net average selling price increase, compared to the same period of the previous year. Volumes increased 5%, while the sales price of refined fuels decreased $0.04 per gallon. Propane revenues increased $361.6 million (128%), which included $234.0 million related to an increase in the net average selling price and $127.6 million from a 45% increase in volumes resulting from demand caused by colder than normal temperatures, when compared to the same period of the previous year. The average selling price of propane increased $0.59 per gallon (57%), when compared to the same period of the previous year. Renewable fuels marketing revenues increased $155.1 million (44%), primarily from a 57% increase in volumes, partially offset by a decrease in the average selling price of $0.20 per gallon (8%), when compared with the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $6.3 billion decreased $0.8 billion (12%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013.

Grain revenues in our Ag segment totaled $4.8 billion and $5.6 billion during the three months ended February 28, 2014 and 2013, respectively. Of the grain revenues decrease of $798.0 million (14%), $1.3 billion is due to decreased average grain selling prices, partially offset by a $549.8 million (10%) net increase in volumes, during the three months ended February 28, 2014 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $2.30 per bushel (22%) over the three months ended February 28, 2013. Wheat, soybeans and corn all had increased volumes compared to the three months ended February 28, 2013.

Our processing and food ingredients revenues in our Ag segment of $450.0 million decreased $6.0 million (1%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013. The net decrease in revenues is comprised of $32.9 million from a decrease in the average selling price of our oilseed products, partially offset by a net increase of $26.9 million related to increased volumes, as compared to the three months ended February 28, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $472.0 million and $576.7 million during the three months ended February 28, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues decrease of $104.7 million (18%), $186.0 million related to decreased average fertilizer selling prices, partially offset by $81.3 million due to increased volumes, during the three months ended February 28, 2014 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $125.23 (28%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 14% during the three months ended February 28, 2014 compared with the three months ended February 28, 2013.

Our Ag segment other product revenues, primarily feed and farm supplies, of $456.2 million increased by $14.4 million (3%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily the result of increased revenues in our country operations retail sales of energy products, partially offset by decreased revenues related to retail sales of crop protection and feed. Other revenues within our Ag segment of $54.7 million increased $9.7 million (21%) during the three months ended February 28, 2014.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $9.2 billion for the three months ended February 28, 2014 compared to $9.4 billion for the three months ended February 28, 2013, which represents a $172.9 million (2%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.1 billion increased by $649.5 million (27%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013. The increase in cost of goods sold is primarily due to an increase in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold increased $117.6 million (7%), which reflects a 5% increase in volumes, while the average cost of refined fuels was relatively flat compared to the three months ended February 28, 2013. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. Cost of goods sold for propane increased $352.4 million (128%), which reflects a 45% increase in volumes resulting from demand caused by colder than normal temperatures, and an average cost increase of $0.58 per gallon (57%), when compared to the three months ended February 28, 2013. Renewable fuels marketing costs increased $150.3 million (43%), primarily from a 57% increase in volumes, partially offset by an decrease in the average cost of $0.22 per gallon (9%), when compared with the same period of the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $6.2 billion decreased $0.8 billion (12%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013. Grain cost of goods sold in our Ag segment totaled $4.7 billion and $5.6 billion during the three months ended February 28, 2014 and 2013, respectively. The cost of grains and oilseed procured through our Ag segment decreased $844.8 million (15%) compared to the three months ended February 28, 2013. This is primarily the result of a $2.37 (23%) decrease in the average cost per bushel, partially offset by a 10% net increase in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $445.8 million increased $15.2 million (4%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013, which was primarily due to increases in the cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $461.9 million and $556.5 million during the three months ended February 28, 2014 and 2013, respectively. The net decrease of $94.5 million (17%) is comprised of a net decrease in the average cost per ton of fertilizer of $116 (27%) and was partially offset by an increase in tons sold of 14%, when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $6.1 million (2%) during the three months ended February 28, 2014 compared to the three months ended February 28, 2013, primarily the result of increased energy products, partially offset by decreased retail sales of crop protection.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $155.8 million for the three months ended February 28, 2014 increased by $21.1 million (16%) compared to the three months ended February 28, 2013 primarily due to higher employee related costs.

Interest, net.  Net interest of $29.0 million for the three months ended February 28, 2014 decreased $24.4 million compared to the three months ended February 28, 2013. Interest expense for the three months ended February 28, 2014 and 2013 was $33.1 million and $57.2 million, respectively. The decrease in interest expense of $24.1 million is primarily due to a $12.4 million decrease in patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our agreement to purchase the remaining NCRA noncontrolling interests, and a gain on interest rate swaps of $13.5 million.

Equity Income from Investments.  Equity income from investments of $31.0 million for the three months ended February 28, 2014 increased $14.3 million (85%) compared to the three months ended February 28, 2013. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings in our Ag and Energy segments of $6.4 million and $3.0 million, respectively, along with earnings in Corporate and Other of $4.9 million, primarily from increased earnings related to Ventura Foods, our vegetable oil-based products and packaged foods joint venture, and our wheat milling joint venture.

Income Taxes.  Income tax expense of $29.7 million for the three months ended February 28, 2014, compared with $23.9 million for the three months ended February 28, 2013, resulting in effective tax rates of 10.2% and 8.0%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.1% for the three months ended

February 28, 2014 and 2013, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $0.6 million for the three months ended February 28, 2014 increased by $0.1 million compared to the three months ended February 28, 2013.

Comparison of the six months ended February 28, 2014 and February 28, 2013

General.  We recorded income before income taxes of $560.0 million during the six months ended February 28, 2014 compared to $681.3 million during the six months ended February 28, 2013, a decrease of $121.3 million (18%). Operating results reflected increased pretax earnings in Corporate and other, partially offset by decreases in both our Energy and Ag segments.

Our Energy segment generated income before income taxes of $361.4 million for the six months ended February 28, 2014 compared to $487.2 million in the six months ended February 28, 2013, representing a decrease of $125.8 million (26%), primarily due to reduced refining margins. Earnings in our refined fuels businesses decreased, which was partially offset by increases in our propane, renewable fuels marketing, lubricants, and transportation businesses during the six months ended February 28, 2014 when compared to the same six-month period of the previous year. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile, however, the EPA recently suggested that it will reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline.

Our Ag segment generated income before income taxes of $151.2 million for the six months ended February 28, 2014 compared to $162.8 million in the six months ended February 28, 2013, a decrease in earnings of $11.5 million (7%). Our country operations earnings increased $4.4 million during the six months ended February 28, 2014 compared to the same period in the prior year. Overall, merchandise margins and service income increased for retail operations while grain volumes decreased related to industry rail transportation issues. Our grain marketing earnings increased by $31.9 million during the six months ended February 28, 2014 compared with the same period in the prior year, primarily as a result of increased earnings related to strong logistical performance. Earnings from our wholesale crop nutrients business decreased $37.9 million for the six months ended February 28, 2014 compared with the same period in fiscal 2013, primarily due to decreased margins and approximately $11.1 million of costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above in Recent Events. Our processing and food ingredients businesses experienced a decrease in earnings of $9.5 million for the six months ended February 28, 2014 compared to the same period of the previous year, primarily due to decreased margins from our soybean crushing business.

Corporate and Other generated income before income taxes of $47.3 million for the six months ended February 28, 2014 compared to $31.3 million during the same period of the previous year, an increase in earnings of $16.0 million (51%). Business solutions experienced a net decrease in earnings of $1.6 million for the six months ended February 28, 2014 compared with the same period in the prior year, primarily due to decreased earnings from our financing business. Our share of earnings from Ventura Foods, our packaged foods joint venture, net of allocated expenses, increased by $11.7 million for the six months ended February 28, 2014, compared to the same period of the previous year, primarily from increased margins. Our share of earnings from our wheat milling joint ventures, net of allocated expenses, increased by $5.3 million during the six months ended February 28, 2014 compared to the same period in the previous year.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the six months ended February 28, 2014 was $502.3 million compared to $618.8 million for the six months ended February 28, 2013, which represents a $116.5 million decrease (19%).

Revenues.  Consolidated revenues were $20.7 billion for the six months ended February 28, 2014 compared to $21.6 billion for the six months ended February 28, 2013, which represents a $0.9 billion decrease (4%).

Our Energy segment revenues of $6.9 billion, after elimination of intersegment revenues, increased by $960.7 million (16%) during the six months ended February 28, 2014 compared to the six months ended February 28, 2013. During the six months ended February 28, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $284.1 million and $236.6 million, respectively. The net increase in revenues is comprised of a $980.5 million increase in sales volumes, partially offset by a net decrease of $19.8 million related to decreased prices. Refined fuels revenues increased $154.0 million (3%), of which $387.9 million related to a net increase in sales volumes, partially offset by $178.0 million related to a net average selling price decrease, compared to the same period in the previous year. The sales price of refined fuels products decreased $0.15 per gallon (5%), and sales volumes increased by 9%, when compared to the same six-month period of the previous year. Propane revenues increased $540.6 million (116%), of which $287.1 million was related to an increase in the net average selling price and an increase of $253.5 million attributable to volume resulting from demand caused by a condensed harvest and related corn drying activity as well as colder than normal temperatures, when compared to the same period in the previous year. Propane sales volume increased 54%, while the average selling price of propane increased $0.42 per gallon (40%) in comparison to the same period of the previous year. Renewable fuels marketing revenues increased $232.1 million (33%), from a 46% increase in volume, partially offset by a decrease in the average selling price of $0.22 per gallon (9%), when compared with the same six-month period in the previous year.

Our Ag segment revenues of $13.8 billion decreased $1.8 billion (12%) during the six months ended February 28, 2014 compared to the six months ended February 28, 2013.

Grain revenues in our Ag segment totaled $10.4 billion and $12.1 billion during the six months ended February 28, 2014 and 2013, respectively. Of the grain revenues decrease of $1.7 billion (14%), $2.7 billion is due to decreased average grain selling prices, partially offset by $968.6 million due to a net increase in volume of 8% during the six months ended February 28, 2014 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $2.21 per bushel (20%) over the same six-month period in the previous year. Wheat and soybeans had increased volumes, while corn had decreased volumes compared to the six months ended February 28, 2013.

Our processing and food ingredients revenues in our Ag segment of $928.5 million decreased $1.0 million (0%) during the six months ended February 28, 2014 compared to the six months ended February 28, 2013. The net decrease in revenues is comprised of $31.9 million from a decrease in the average selling price of our oilseed products, partially offset by an increase of $30.9 million related to increased volumes as compared to the six months ended February 28, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $1.1 billion and $1.3 billion during the six months ended February 28, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues decrease of $271.7 million (20%), $438.9 million was related to a decreased in average fertilizer selling prices, partially offset by $167.3 million related to an increase in volumes, during the six months ended February 28, 2014 compared to the same period last fiscal year. Our wholesale crop nutrient volumes increased 13% during the six months ended February 28, 2014 compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $142.46 per ton (29%) compared with the same period of the previous year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.2 billion decreased by $5.7 million during the six months ended February 28, 2014 compared to the six months ended February 28, 2013. Other revenues within our Ag segment of $138.9 million during the six months ended February 28, 2014 increased $34.8 million (33%) compared to the six months ended February 28, 2013.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $19.9 billion for the six months ended February 28, 2014 compared to $20.6 billion for the six months ended February 28, 2013, which represents a $0.7 billion (3%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $6.4 billion increased by $1.1 billion (22%) during the six months ended February 28, 2014 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increases in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold increased $388.5 million (10%) which reflects a 9% increase in volumes and a $0.04 per gallon (1%) increase in the average cost of refined fuels when compared to the same period of the previous year. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA's McPherson, Kansas refinery. The cost of goods sold of propane increased $522.3 million (115%) primarily from an average cost increase of $0.40 per gallon (39%) and a 54% increase in volumes resulting from demand caused by a condensed harvest and related corn drying activity as well as colder than normal temperatures, when compared to the same period of the previous year. Renewable fuels marketing costs increased $228.1 million (32%), primarily from a 46% increase in volumes, partially offset by a decrease in the average cost of $0.22 per gallon (9%), when compared with the same six-month period in the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $13.5 billion, decreased $1.9 billion (12%) during the six months ended February 28, 2014 compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $10.2 billion and $11.9 billion during the six months ended February 28, 2014 and 2013, respectively. The cost of grains and oilseed procured through our Ag segment decreased $1.7 billion (14%) compared to the six months ended February 28, 2013. This is primarily the result of a $2.22 (21%) decrease in the average cost per bushel, partially offset by a 8% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $894.1 million increased $7.1 million (1%) during the six months ended February 28, 2014 compared to the six months ended February 28, 2013, which was primarily due to increases in the cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1.0 billion and $1.3 billion during the six months ended February 28, 2014 and 2013, respectively. The net decrease of $244.1 million (19%) is comprised of a decrease in the average cost per ton of fertilizer of $131.47 (28%), partially offset by a 13% increase in tons sold, when compared to the same six-month period in the prior year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $21.9 million (2%) during the six months ended February 28, 2014 compared to the six months ended February 28, 2013, primarily the result of decreased country operations retail sales of feed, partially offset by increased retail sales related to energy products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $288.9 million for the six months ended February 28, 2014 increased by $29.8 million (11%) compared to the six months ended February 28, 2013, primarily due to higher employee related costs and costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above in Recent Events.

Interest, net.  Net interest of $59.8 million for the six months ended February 28, 2014 decreased $60.8 million compared to the same period of the previous year. Interest expense for the six months ended February 28, 2014 and 2013 was $67.8 million and $128.3 million, respectively. The decrease in interest expense of $60.6 million is primarily due to a $47.6 million decrease in patronage earned by the noncontrolling interests of NCRA and a gain on interest rate swaps of $13.5 million, when compared with the same period of the previous year.

Equity Income from Investments.  Equity income from investments of $63.7 million for the six months ended February 28, 2014 increased $18.9 million (42%) compared to the six months ended February 28, 2013. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. The net increase in equity income from investments was attributable to increased earnings in our Ag and Energy segments of $5.0 million and $2.4 million respectively, along with earnings in Corporate and Other of $11.5 million primarily from increased earnings related to Ventura Foods, our vegetable oil-based products and packaged foods joint venture and our wheat milling joint venture.

Income Taxes.  Income tax expense was $56.4 million for the six months ended February 28, 2014 compared with $59.9 million for the six months ended February 28, 2013, resulting in effective tax rates of 10.1% and 8.8%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1 and 38.1% for the six-month periods ended February 28, 2014 and 2013, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Income attributable to noncontrolling interests of $1.4 million for the six months ended February 28, 2014 decreased by $1.2 million compared to the six months ended February 28, 2013.

Liquidity and Capital Resources

On February 28, 2014, we had working capital, defined as current assets less current liabilities, of $3,090.0 million and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $3,125.4 million and a current ratio of 1.5 to 1.0 on August 31, 2013. On February 28, 2013, we had working capital of $2,969.1 million and a current ratio of 1.5 to 1.0, compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012.

On February 28, 2014 and August 31, 2013 we had a five-year revolving facility which expires in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding as of February 28, 2014 and August 31, 2013. On February 28, 2013, we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facility in June 2013. The major financial covenants for the revolving facility requires us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of February 28, 2014, we were in compliance with all covenants. Our credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Our cash flows used by operating activities were $31.2 million for the six months ended February 28, 2014 compared to our cash flows provided by operating activities of $1,030.1 million for the six months ended February 28, 2013. The fluctuation in cash flows when comparing the two periods is primarily from a significant increase in cash outflows for net changes in operating assets and liabilities during the six months ended February 28, 2014 compared to a significant increase in cash inflows for net changes in operating assets and liabilities during the six months ended February 28, 2013.

Our operating activities used net cash of $31.2 million during the six months ended February 28, 2014. The cash used in operating activities resulted from an increase in net operating assets and liabilities of $683.2 million, partially offset by net income including noncontrolling interests of $503.6 million and net non-cash expenses and cash distributions from equity investments of $148.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $152.2 million and the loss on the crack spread contingent liability of $6.5 million, partially offset by income from equity investments, net of distributions from those investments of $15.4 million. The increase in net operating assets and liabilities was caused primarily by an increase in fertilizer commodity prices, and an increase in inventory quantities on February 28, 2014, when compared to August 31, 2013. On February 28, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses primarily reflected increases between 15% and 33%, depending on the specific products, compared to prices on August 31, 2013. On February 28, 2014, the per bushel market prices of our primary grain commodities; corn and spring wheat decreased by $0.25 (5%) and $0.60 (8%), respectively, while the soybeans per bushel market price increased $0.57 (4%) when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $5 per barrel (5%) on February 28, 2014 when compared to August 31, 2013. An increase in feed and farm supplies and grain inventories in our Ag segment also contributed to the increases in net operating assets and liabilities when comparing inventories at February 28, 2014 to August 31, 2013.

Our operating activities provided net cash of $1,030.1 million during the six months ended February 28, 2013. Net income including noncontrolling interests of $621.4 million, net non-cash expenses and cash distributions from equity investments of $132.8 million and a decrease in net operating assets and liabilities of $275.9 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $131.7 million and the loss on the crack spread contingent liability of $13.5 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices resulting in a decrease in margin deposits, partially offset by an increase in inventory quantities on February 28, 2013, when compared to August 31, 2012. On February 28, 2013, the per bushel market prices of our primary grain commodities; corn, soybeans and spring wheat, decreased by $0.83 (10%), $2.90 (16%) and $1.32 (14%), respectively when compared to the spot prices on August 31, 2012. In general, crude oil market prices decreased $4 per barrel (4%) on February 28, 2013 when compared to August 31, 2012. On February 28, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses remained flat or reflected decreases between 6% and 10%, depending on the specific products, compared to prices on August 31, 2012. An increase in feed and farm supplies inventories in our Ag segment partially offset the decreases in net operating assets and liabilities when comparing inventories at February 28, 2013 to August 31, 2012.

Our cash usage is usually greatest during the second quarter of our fiscal year as we build inventories at our wholesale crop nutrients and our retail operations in our Ag Business segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter, although we cannot ensure this historical trend will continue. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 28, 2014 and 2013, the net cash flows used in our investing activities totaled, $744.1 million and $237.8 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $389.5 million and $264.3 million for the six months ended February 28, 2014 and 2013, respectively.

We had no expenditures for major repairs related to our refinery turnarounds during the six months ended February 28, 2014 and $9.2 million during the six months ended February 28, 2013. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. There are no turnarounds scheduled for fiscal 2014.

For the year ending August 31, 2014, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $500.0 million. Included in our expected capital expenditures for fiscal 2014, is $197.1 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $124.0 million and $60.4 million of costs related to the coker project during fiscal 2013 and 2012, respectively and $94.1 million during the six months ended February 28, 2014. We also began a $327.0 million expansion at NCRA's McPherson, Kansas refinery during fiscal 2013 which is anticipated to be completed in fiscal 2016. We incurred $25.0 million of costs related to the NCRA expansion during fiscal 2013 and $37.0 million during the six months ended February 28, 2014.

Cash acquisitions of businesses, net of cash acquired, totaled $97.9 million and $8.1 million during the six months ended February 28, 2014 and 2013, respectively. During the six months ended February 28, 2014, we completed acquisitions in our Ag segment.

Investments made in joint ventures and other investments during the six months ended February 28, 2014 and 2013, totaled $19.8 million and $9.7 million, respectively.

Changes in notes receivable during the six months ended February 28, 2014 resulted in a net decrease in cash flows of $243.2 million and a net increase of $47.0 million during the six months ended February 28, 2013. The primary cause of the decrease in the six months ended February 28, 2014 related to increases in CHS Capital notes receivable and NCRA related party notes receivable.

Cash Flows from Financing Activities

For the six months ended February 28, 2014 and 2013, the net cash flows used in our financing activities totaled $120.0 million and $630.3 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On February 28, 2014 and August 31, 2013, we had a five-year revolving facility with a committed amount of $2.5 billion, which had no amounts outstanding. As of February 28, 2013, we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facility in June 2013. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016 and has an outstanding balance of $135.1 million as of February 28, 2014. We also have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million which expires in December 2014. In addition, we have a four-year, $80.0 million committed revolving facility dedicated to CHS Europe S.A. (CHS Europe), our wholly-owned subsidiary, that expires in September 2018 and has an outstanding balance of $34.0 million. CHS Europe has an uncommitted line of credit which is collateralized by inventories and receivables and had borrowings of $261.5 million at February 28, 2014. Other international subsidiaries have uncommitted lines of credit totaling $123.8 million outstanding at February 28, 2014. On February 28, 2014, August 31, 2013 and February 28, 2013, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $648.1 million, $521.9 million and $419.5 million, respectively.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On February 28, 2014, August 31, 2013 and February 28, 2013, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $300.0 million as of February 28, 2014, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.05% as of February 28, 2014. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $180.0 million as of February 28, 2014.

                CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.92% to 2.77% as of February 28, 2014. As of February 28, 2014, the total funding commitment under these agreements was $209.6 million, of which $50.7 million was borrowed.

                CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis.  The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $132.2 million as of February 28, 2014, of which $69.7 million was borrowed under these commitments with an interest rate of 1.61%.

                CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of February 28, 2014, and are due upon demand. Borrowings under these notes totaled $125.7 million as of February 28, 2014.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term debt agreements with various insurance companies and banks.

On February 28, 2014, we had total long-term debt outstanding of $1,472.2 million, of which $1,301.9 million was private placement debt, $120.0 million was bank financing and $50.3 million was other notes and contracts payable. On August 31, 2013 and February 28, 2013, we had total long-term debt outstanding of $1,607.0 million and $1,389.6 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $15.6 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2014.

During the six months ended February 28, 2014, we borrowed long-term debt of $1.4 million. We did not have any new long-term borrowings during the six months ended February 28, 2013. During the six months ended February 28, 2014 and 2013, we repaid long-term debt of $136.4 million and $50.9 million, respectively.

Other Financing:

During the six months ended February 28, 2014 and 2013, pursuant to our agreement to acquire the remaining shares of NCRA, we made payments of $66.0 million and $66.0 million, respectively; increasing our ownership to 84.0%.

Changes in checks and drafts outstanding resulted in an increase in cash flows of $16.3 million and $2.8 million during the six months ended February 28, 2014 and 2013.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2013, were distributed during the six months ended February 28, 2014. The cash portion of this distribution, deemed by the Board of Directors to be 40% for both individual members and non-individual members, was $287.7 million. During the six months ended February 28, 2013, we distributed cash patronage of $380.9 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2013, that will be paid in fiscal 2014, to be approximately $101.3 million, of which $79.7 million was redeemed in cash during the six months ended February 28, 2014, compared to $179.4 million distributed in cash during the six months ended February 28, 2013.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On February 28, 2014, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Our 8% Preferred Stock may not be redeemed at our option until July 18, 2023.

During the six months ended February 28, 2014, we issued 11,319,175 shares of Class B Series 1 Preferred Stock, with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 1 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.7 million.  The Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Series 1 Preferred Stock may not be redeemed at our option until September 26, 2023.

In March 2014, we issued 16,800,000 shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), with a total redemption value of $420.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.4 million.  The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year until March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024, which are payable quarterly. Our Class B Series 2 Preferred Stock may not be redeemed at our option until March 31, 2024.

Dividends paid on our Preferred Stock during the six months ended February 28, 2014 and 2013, were $18.2 million and $12.3 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the six months ended February 28, 2014.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2014, our bank covenants allowed maximum guarantees of $1.0 billion, of which $81.4 million was outstanding. We have collateral for a p ortion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of February 28, 2014.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the six months ended February 28, 2014.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the six months ended February 28, 2014.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations since we conduct an insignificant portion of our business in foreign currencies.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2014, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended February 28, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________
(*) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2014.

CHS Inc.
(Registrant)

April 3, 2014	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer