Form 10-Q
period 2014-05-31
CHS INC
filed 2014-07-09
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2014.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statement Regarding Forward-Looking Statements” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014.

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2014	August 31, 2013	May 31, 2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,549,498	$1,808,532	$733,960
Receivables	3,481,706	2,935,478	3,500,681
Inventories	2,837,873	2,664,735	2,937,642
Derivative assets	544,382	499,890	524,461
Margin deposits	382,016	340,905	371,368
Supplier advance payments	640,528	398,441	577,398
Other current assets	211,794	262,779	172,582
Total current assets	9,647,797	8,910,760	8,818,092
Investments	907,738	765,946	737,526
Property, plant and equipment	3,670,245	3,171,404	3,044,582
Other assets	719,167	656,160	514,406
Total assets	$14,944,947	$13,504,270	$13,114,606
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,129,819	$889,312	$872,138
Current portion of long-term debt	156,480	156,612	183,126
Current portion of mandatorily redeemable noncontrolling interest	65,583	65,981	65,603
Customer margin deposits and credit balances	251,132	299,364	211,253
Customer advance payments	887,273	432,097	582,940
Checks and drafts outstanding	181,333	185,660	187,144
Accounts payable	2,217,916	2,416,038	2,345,068
Derivative liabilities	412,471	465,066	456,476
Accrued expenses	469,581	485,070	595,968
Dividends and equities payable	375,224	390,153	358,536
Total current liabilities	6,146,812	5,785,353	5,858,252
Long-term debt	1,310,892	1,450,420	1,300,931
Mandatorily redeemable noncontrolling interest	147,801	209,419	208,099
Other liabilities	1,022,551	906,331	740,471
Commitments and contingencies
Equities:
Preferred stock	1,022,346	319,368	319,368
Equity certificates	3,483,868	3,588,346	3,017,689
Accumulated other comprehensive loss	(159,235)	(156,867)	(226,735)
Capital reserves	1,951,331	1,380,361	1,874,644
Total CHS Inc. equities	6,298,310	5,131,208	4,984,966
Noncontrolling interests	18,581	21,539	21,887
Total equities	6,316,891	5,152,747	5,006,853
Total liabilities and equities	$14,944,947	$13,504,270	$13,114,606

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues	$11,967,398	$11,936,556	$32,673,793	$33,528,872
Cost of goods sold	11,460,774	11,479,645	31,324,819	32,055,796
Gross profit	506,624	456,911	1,348,974	1,473,076
Marketing, general and administrative	158,859	138,769	447,771	397,931
Operating earnings	347,765	318,142	901,203	1,075,145
(Gain) loss on investments	(108,792)	(154)	(111,401)	(199)
Interest, net	42,489	66,394	102,263	186,989
Equity (income) loss from investments	(25,522)	(27,574)	(89,249)	(72,406)
Income before income taxes	439,590	279,476	999,590	960,761
Income taxes	59,717	27,147	116,068	87,033
Net income	379,873	252,329	883,522	873,728
Net income attributable to noncontrolling interests	418	1,533	1,812	4,139
Net income attributable to CHS Inc.	$379,455	$250,796	$881,710	$869,589

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$379,873	$252,329	$883,522	$873,728
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,770, $436, $7,145 and $473, respectively	4,385	706	11,480	767
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $20, $178, $937 and $516, respectively	32	290	1,520	838
Cash flow hedges, net of tax expense (benefit) of $81, $3,404, $(8,961) and $3,756, respectively	131	5,520	(14,535)	6,091
Foreign currency translation adjustment, net of tax expense (benefit) of $1,017, $(1,799), $(514) and $(1,136), respectively	1,650	(2,918)	(833)	(1,844)
Other comprehensive income (loss), net of tax	6,198	3,598	(2,368)	5,852
Comprehensive income	386,071	255,927	881,154	879,580
Less: comprehensive income attributable to noncontrolling interests	418	1,533	1,812	4,139
Comprehensive income attributable to CHS Inc.	$385,653	$254,394	$879,342	$875,441

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$883,522	$873,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	193,161	176,839
Amortization of deferred major repair costs	37,411	22,298
(Income) loss from equity investments	(89,249)	(72,406)
Distributions from equity investments	62,019	50,886
Noncash patronage dividends received	(5,058)	(4,552)
(Gain) loss on sale of property, plant and equipment	1,473	(3,899)
(Gain) loss on investments	(111,401)	(199)
Unrealized (gain) loss on crack spread contingent liability	(3,975)	18,729
Deferred taxes	99,574	157
Other, net	16,463	1,786
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(242,348)	(445,132)
Inventories	(150,039)	284,424
Derivative assets	(67,986)	570,477
Margin deposits	(41,111)	782,153
Supplier advance payments	(241,495)	107,422
Other current assets and other assets	(10,223)	5,439
Customer margin deposits and credit balances	(48,474)	(597,660)
Customer advance payments	448,920	(109,606)
Accounts payable and accrued expenses	(211,126)	91,129
Derivative liabilities	(52,595)	(285,063)
Other liabilities	4,847	(20,685)
Net cash provided by (used in) operating activities	472,310	1,446,265
Cash flows from investing activities:
Acquisition of property, plant and equipment	(656,288)	(427,070)
Proceeds from disposition of property, plant and equipment	4,373	5,794
Expenditures for major repairs	—	(53,843)
Investments in joint ventures and other	(67,457)	(13,882)
Investments redeemed	130,445	5,780
Proceeds from sale of investments	2,725	1,250
Changes in notes receivable, net	(321,376)	27,676
Business acquisitions, net of cash acquired	(114,438)	(12,358)
Other investing activities, net	(3,558)	(1,339)
Net cash provided by (used in) investing activities	(1,025,574)	(467,992)
Cash flows from financing activities:
Changes in notes payable	241,070	69,636
Long-term debt borrowings	1,426	100,000
Principal payments on long-term debt	(141,760)	(56,384)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)
Payments on crack spread contingent liability	(8,670)	—
Changes in checks and drafts outstanding	(4,328)	(18,908)
Preferred stock issued	702,979	—
Preferred stock issuance costs	(23,134)	—
Preferred stock dividends paid	(29,860)	(18,408)
Distributions to noncontrolling interests	(575)	(1,235)
Retirements of equities	(87,666)	(184,955)
Cash patronage dividends paid	(286,718)	(380,975)
Other financing activities, net	(1,635)	1,110
Net cash provided by (used in) financing activities	295,148	(556,100)
Effect of exchange rate changes on cash and cash equivalents	(918)	(2,242)
Net increase (decrease) in cash and cash equivalents	(259,034)	419,931
Cash and cash equivalents at beginning of period	1,808,532	314,029
Cash and cash equivalents at end of period	$1,549,498	$733,960

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1        Accounting Policies

Basis of Presentation and Revisions

The unaudited Consolidated Balance Sheets as of May 31, 2014 and 2013, the Consolidated Statements of Operations for the three and nine months ended May 31, 2014 and 2013, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2014 and 2013, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2014 and 2013, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2013, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries and limited liability companies, which are primarily related to National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2013, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

We previously reported certain derivative assets and liabilities on a net basis on our Consolidated Balance Sheets. In connection with the issuance of our August 31, 2013 financial statements, we determined that such derivatives should have been reported on a gross basis and have therefore revised our May 31, 2013 Consolidated Balance Sheet, which resulted in an increase in both derivative assets and derivative liabilities of $236.8 million. The Consolidated Statement of Cash Flows for the nine months ended May 31, 2013, has also been revised for this change with no impact to net operating, investing or financing cash flows. We do not believe these revisions are material.

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

Goodwill and Other Intangible Assets

Goodwill was $112.6 million, $85.1 million and $84.2 million on May 31, 2014, August 31, 2013 and May 31, 2013, respectively, and is included in other assets on our Consolidated Balance Sheets. We acquired goodwill of $26.7 million during the nine months ended May 31, 2014, which related primarily to acquisitions in our Ag segment for which we paid $114.4 million in cash consideration. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Excluding goodwill, the gross carrying amount of our intangible assets was $115.3 million, $81.5 million and $82.1 million on May 31, 2014, August 31, 2013 and May 31, 2013, respectively. Accumulated amortization was $49.3 million, $46.0 million and $42.2 million as of May 31, 2014, August 31, 2013 and May 31, 2013, respectively. Intangible assets acquired were $38.8 million and $2.4 million during the nine months ended May 31, 2014 and 2013, respectively. Intangible assets acquired during the nine months ended May 31, 2014, primarily relate to acquisitions in our Ag segment. Total amortization expense for intangible assets during the nine months ended May 31, 2014 and 2013, was $7.3 million and $7.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$9,168
Year 2	8,828
Year 3	7,700
Year 4	6,050
Year 5	3,647
Thereafter	30,695
Total	$66,088

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

There have been no turnaround expenditures during fiscal 2014. For the nine months ended May 31, 2013, major maintenance turnaround expenditures were $53.8 million and related to a turnaround during the third quarter of fiscal 2013 at our Laurel Montana refinery.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2018.

Note 2        Receivables

	May 31, 2014	August 31, 2013	May 31, 2013
	(Dollars in thousands)
Trade accounts receivable	$2,511,111	$2,338,336	$2,700,012
CHS Capital notes receivable	717,784	437,141	567,518
Other	353,357	254,590	350,471
	3,582,252	3,030,067	3,618,001
Less allowances and reserves	100,546	94,589	117,320
Total receivables	$3,481,706	$2,935,478	$3,500,681

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

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, Michigan and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $147.7 million, $127.7 million and $93.3 million at May 31, 2014, August 31, 2013 and May 31, 2013, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of May 31, 2014, August 31, 2013 and May 31, 2013 the commercial notes represented 67%, 59% and 73%, respectively, and the producer notes represented 33%, 41% and 27%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of May 31, 2014, CHS Capital's customers have additional available credit of $953.9 million.

Note 3        Inventories

	May 31, 2014	August 31, 2013	May 31, 2013
	(Dollars in thousands)
Grain and oilseed	$1,227,913	$1,133,555	$1,344,265
Energy	719,261	742,194	682,528
Crop nutrients	207,946	293,370	237,487
Feed and farm supplies	561,975	407,023	564,424
Processed grain and oilseed	107,331	79,706	97,212
Other	13,447	8,887	11,726
Total inventories	$2,837,873	$2,664,735	$2,937,642

As of May 31, 2014, we valued approximately 16% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (16% and 14% as of August 31, 2013 and May 31, 2013, respectively). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $569.8 million, $652.6 million and $535.8 million at May 31, 2014, August 31, 2013 and May 31, 2013, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

As of August 31, 2013, we owned 79.2% of NCRA. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually through fiscal 2016. Pursuant to this agreement, we made payments during the nine months ended May 31, 2014 and 2013 of $66.0 million and $66.0 million respectively; increasing our ownership to 84.0%. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balance Sheets. In addition to these payments, we paid $16.5 million during the nine months ended May 31, 2014 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $130.2 million as of May 31, 2014.

In our third quarter, we formed Ardent Mills LLC (Ardent Mills), a joint venture with Cargill Incorporated (Cargill) and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. (Horizon Milling) assets and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $123.5 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $108.8 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of May 31, 2014, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill.

Note 5        Notes Payable and Long-Term Debt

	May 31, 2014	August 31, 2013	May 31, 2013
	(Dollars in thousands)
Notes payable	$703,438	$521,864	$432,892
CHS Capital notes payable	426,381	367,448	439,246
Total notes payable	$1,129,819	$889,312	$872,138

On May 31, 2014, our primary committed line of credit was a five-year revolving facility with a committed amount of $2.5 billion. We had no amounts outstanding as of May 31, 2014, August 31, 2013 and May 31, 2013.

Interest, net for the three and nine months ended May 31, 2014 and 2013 is as follows:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest expense	$23,397	$25,649	$57,823	$73,304
Interest-purchase of NCRA noncontrolling interests	23,862	45,574	56,258	126,261
Capitalized interest	(2,641)	(2,567)	(6,503)	(8,163)
Interest income	(2,129)	(2,262)	(5,315)	(4,413)
Interest, net	$42,489	$66,394	$102,263	$186,989

In February 2014, we terminated interest rate swaps and recorded a resulting $13.5 million gain as a reduction to interest expense in our Consolidated Statements of Operations for the nine months ended May 31, 2014. See Note 9, Derivative Financial Instruments and Hedging Activities for additional information.

Note 6        Equities

Preferred Stock

In September 2013, we issued 11,319,175 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 1 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.3 million. The Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Series 1 Preferred Stock may not be redeemed at our option until September 26, 2023.

In March 2014, we issued 16,800,000 shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), with a total redemption value of $420.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.3 million. The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year until March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024, which are payable quarterly. Our Class B Series 2 Preferred Stock may not be redeemed at our option until March 31, 2024.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B cumulative redeemable preferred stock over a three-year period.

Changes in Equities

Changes in equities for the nine months ended May 31, 2014 and 2013 are as follows:

	For the Nine Months Ended
	May 31, 2014	May 31, 2013
	(Dollars in thousands)
CHS Inc. balances, September 1, 2013 and 2012	$5,131,208	$4,455,341
Net income attributable to CHS Inc.	881,710	869,589
Other comprehensive (loss) income	(2,368)	5,852
Patronage distribution	(837,306)	(975,998)
Patronage accrued	841,386	969,862
Equities retired	(87,666)	(184,955)
Equity retirements accrued	87,666	184,955
Equities issued in business combinations	45	18,211
Preferred stock issuance, net of expenses	679,845	—
Preferred stock dividends	(40,366)	(18,408)
Estimated current year patronage	(347,000)	(347,491)
Other, net	(8,844)	8,008
CHS Inc. balances, May 31, 2014 and 2013	$6,298,310	$4,984,966

Noncontrolling interests balances, September 1, 2013 and 2012	$21,539	$17,982
Net income attributable to noncontrolling interests	1,812	4,139
Distributions to noncontrolling interests	(575)	(1,235)
Deconsolidation of a subsidiary	(4,779)	—
Other	584	1,001
Noncontrolling interests balances, May 31, 2014 and 2013	$18,581	$21,887

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the nine months ended May 31, 2014:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2013	$(165,611)	$2,370	$11,685	$(5,311)	$(156,867)
Current period other comprehensive income (loss), net of tax	772	1,520	(6,139)	(1,520)	(5,367)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,708	—	(8,396)	687	2,999
Net other comprehensive income (loss), net of tax	11,480	1,520	(14,535)	(833)	(2,368)
Balance as of May 31, 2014	$(154,131)	$3,890	$(2,850)	$(6,144)	$(159,235)

Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments, and were recorded to net income. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts as disclosed in Note 7, Benefit Plans. In February 2014, interest rate swaps, which were previously accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest, net in the Consolidated Statements of Operations for the nine months ended May 31, 2014.

Note 7        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and nine months ended May 31, 2014 and 2013 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit costs for the three months ended are as follows:	(Dollars in thousands)
Service cost	$7,543	$9,109	$219	$211	$339	$935
Interest cost	7,495	6,072	423	340	418	443
Expected return on assets	(11,910)	(13,388)	—	—	—	—
Prior service cost (credit) amortization	398	399	57	57	(30)	(81)
Actuarial (gain) loss amortization	4,566	6,500	250	270	(228)	371
Transition amount amortization	—	—	—	—	—	73
Net periodic benefit cost	$8,092	$8,692	$949	$878	$499	$1,741
Components of net periodic benefit costs for the nine months ended are as follows:
Service cost	$22,812	$23,541	$646	$540	$1,297	$2,202
Interest cost	22,433	19,078	1,245	987	1,439	1,675
Expected return on assets	(35,726)	(37,311)	—	—	—	—
Prior service cost (credit) amortization	1,195	1,198	171	171	(90)	(90)
Actuarial (gain) loss amortization	13,655	16,961	718	692	(415)	817
Transition amount amortization	—	—	—	—	—	422
Net periodic benefit cost	$24,369	$23,467	$2,780	$2,390	$2,231	$5,026

Employer Contributions

Total contributions to be made during fiscal 2014, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2014, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2014, but we may make a voluntary contribution during our fourth quarter.

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

Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO, LLC (TEMCO). In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and nine months ended May 31, 2014 and 2013 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2014:	(Dollars in thousands)
Revenues	$3,480,673	$8,603,834	$18,195	$(135,304)	$11,967,398
Cost of goods sold	3,211,396	8,384,725	(43)	(135,304)	11,460,774
Gross profit	269,277	219,109	18,238	—	506,624
Marketing, general and administrative	40,197	99,942	18,720	—	158,859
Operating earnings (losses)	229,080	119,167	(482)	—	347,765
(Gain) loss on investments	—	—	(108,792)	—	(108,792)
Interest, net	24,044	15,357	3,088	—	42,489
Equity (income) loss from investments	(780)	(5,216)	(19,526)	—	(25,522)
Income before income taxes	$205,816	$109,026	$124,748	$—	$439,590
Intersegment revenues	$(135,304)	$—	$—	$135,304	$—

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2013:	(Dollars in thousands)
Revenues	$3,205,340	$8,831,866	$15,411	$(116,061)	$11,936,556
Cost of goods sold	2,896,061	8,700,170	(525)	(116,061)	11,479,645
Gross profit	309,279	131,696	15,936	—	456,911
Marketing, general and administrative	43,710	77,653	17,406	—	138,769
Operating earnings (losses)	265,569	54,043	(1,470)	—	318,142
(Gain) loss on investments	—	—	(154)	—	(154)
Interest, net	46,058	17,434	2,902	—	66,394
Equity (income) loss from investments	(851)	(3,365)	(23,358)	—	(27,574)
Income before income taxes	$220,362	$39,974	$19,140	$—	$279,476
Intersegment revenues	$(116,061)	$—	$—	$116,061	$—
For the Nine Months Ended May 31, 2014:
Revenues	$10,628,885	$22,411,894	$52,403	$(419,389)	$32,673,793
Cost of goods sold	9,895,167	21,849,095	(54)	(419,389)	31,324,819
Gross profit	733,718	562,799	52,457	—	1,348,974
Marketing, general and administrative	114,181	282,823	50,767	—	447,771
Operating earnings (losses)	619,537	279,976	1,690	—	901,203
(Gain) loss on investments	—	116	(111,517)	—	(111,401)
Interest, net	55,212	39,498	7,553	—	102,263
Equity (income) loss from investments	(2,937)	(19,906)	(66,406)	—	(89,249)
Income before income taxes	$567,262	$260,268	$172,060	$—	$999,590
Intersegment revenues	$(419,389)	$—	$—	$419,389	$—
Goodwill	$1,165	$104,507	$6,898	$—	$112,570
Capital expenditures	$367,228	$250,423	$38,637	$—	$656,288
Depreciation and amortization	$99,577	$85,284	$8,300	$—	$193,161
Total assets at May 31, 2014	$4,304,663	$7,269,201	$3,371,083	$—	$14,944,947
For the Nine Months Ended May 31, 2013:
Revenues	$9,345,304	$24,483,835	$52,357	$(352,624)	$33,528,872
Cost of goods sold	8,392,704	24,017,733	(2,017)	(352,624)	32,055,796
Gross profit	952,600	466,102	54,374	—	1,473,076
Marketing, general and administrative	121,364	223,041	53,526	—	397,931
Operating earnings (losses)	831,236	243,061	848	—	1,075,145
(Gain) loss on investments	—	(45)	(154)	—	(199)
Interest, net	124,229	53,472	9,288	—	186,989
Equity (income) loss from investments	(580)	(13,104)	(58,722)	—	(72,406)
Income before income taxes	$707,587	$202,738	$50,436	$—	$960,761
Intersegment revenues	$(352,624)	$—	$—	$352,624	$—
Goodwill	$1,165	$76,103	$6,898	$—	$84,166
Capital expenditures	$290,091	$131,794	$5,185	$—	$427,070
Depreciation and amortization	$86,454	$77,587	$12,798	$—	$176,839
Total assets at May 31, 2013	$4,126,022	$7,127,300	$1,861,284	$—	$13,114,606

Note 9        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as discussed in Note 10, Fair Value Measurements.

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

As of May 31, 2014, August 31, 2013 and May 31, 2013, we had the following outstanding purchase and sales contracts:

	May 31, 2014		August 31, 2013		May 31, 2013
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	717,181	969,100	521,979	806,295	519,293	806,244
Energy products - barrels	20,517	35,676	12,626	21,312	13,833	20,125
Soy products - tons	33	962	24	847	70	325
Crop nutrients - tons	1,077	1,194	968	1,050	675	778
Ocean and barge freight - metric tons	1,148	290	1,225	151	888	130
Rail freight - rail cars	339	159	220	43	242	39
Livestock - pounds	—	47,800	—	17,280	7,760	—

The following tables present the gross amounts of derivative assets, derivative liabilities, and margin deposits (cash collateral) recorded on the Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under FASB Accounting Standards Codification (ASC) Topic 210-20, Balance Sheet - Offsetting; or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	May 31, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$544,198	$—	$52,103	$492,095
Foreign exchange derivatives	182	—	77	105
Interest rate derivatives - hedge	2	—	—	2
Total Derivative Assets	$544,382	$—	$52,180	$492,202
Derivative Liabilities:
Commodity and freight derivatives	$410,148	$—	$52,103	$358,045
Foreign exchange derivatives	2,153	—	77	2,076
Interest rate derivatives - non-hedge	170	—	—	170
Total Derivative Liabilities	$412,471	$—	$52,180	$360,291

	August 31, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$468,673	$—	$53,107	$415,566
Foreign exchange derivatives	7,079	—	957	6,122
Interest rate derivatives - hedge	24,135	—	—	24,135
Interest rate derivatives - non-hedge	3	—	3	—
Total Derivative Assets	$499,890	$—	$54,067	$445,823
Derivative Liabilities:
Commodity and freight derivatives	$458,893	$1,591	$53,107	$404,195
Foreign exchange derivatives	5,925	—	957	4,968
Interest rate derivatives - non-hedge	248	—	3	245
Total Derivative Liabilities	$465,066	$1,591	$54,067	$409,408

	May 31, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$510,258	$—	$32,678	$477,580
Foreign exchange derivatives	5,043	—	—	5,043
Interest rate derivatives - hedge	9,160	—	—	9,160
Total Derivative Assets	$524,461	$—	$32,678	$491,783
Derivative Liabilities:
Commodity and freight derivatives	$452,289	$56,423	$32,678	$363,188
Foreign exchange derivatives	3,883	—	—	3,883
Interest rate derivatives - non-hedge	304	—	—	304
Total Derivative Liabilities	$456,476	$56,423	$32,678	$367,375

In fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that were terminated in February 2014 as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest, net in the Consolidated Statements of Operations for the nine months ended May 31, 2014. As of May 31, 2014, August 31, 2013 and May 31, 2013, the unrealized gains deferred to accumulated other comprehensive loss were as follows:

	May 31, 2014	August 31, 2013	May 31, 2013
	(Dollars in thousands)
Unrealized gains (losses) included in accumulated other comprehensive loss, net of tax expense of $0, $9.2 million and $3.5 million, respectively	$—	$14,930	$5,666

In April 2014, we entered into an interest rate swap with a notional amount of $130.0 million designated as a fair value hedge of a portion of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instrument and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2014 and 2013.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2014	2013	2014	2013
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$157,461	$(22,457)	$218,883	$(452,747)
Foreign exchange derivatives	Cost of goods sold	(5,685)	(13,648)	(7,688)	2,570
Interest rate derivatives	Interest, net	24	114	74	240
Total		$151,800	$(35,991)	$211,269	$(449,937)

Note 10        Fair Value Measurements

The following tables present assets and liabilities, included in on our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair values. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Fair value measurements at May 31, 2014, August 31, 2013 and May 31, 2013 are as follows:

	May 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,159,581	$—	$1,159,581
Commodity and freight derivatives	86,639	457,559	—	544,198
Foreign currency derivatives	182	—	—	182
Interest rate swap derivatives	—	2	—	2
Other assets	89,848	—	—	89,848
Total Assets	$176,669	$1,617,142	$—	$1,793,811
Liabilities:
Commodity and freight derivatives	$79,284	$330,864	$—	$410,148
Interest rate swap derivatives	—	170	—	170
Foreign currency derivatives	2,153	—	—	2,153
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	130,159	130,159
Total Liabilities	$81,437	$331,034	$130,159	$542,630

	August 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,203,383	$—	$1,203,383
Commodity and freight derivatives	58,441	410,233	—	468,674
Interest rate swap derivatives	—	24,139	—	24,139
Foreign currency derivatives	6,894	185	—	7,079
Other assets	114,084	—	—	114,084
Total Assets	$179,419	$1,637,940	$—	$1,817,359
Liabilities:
Commodity and freight derivatives	$59,184	$399,710	$—	$458,894
Interest rate swap derivatives	—	248	—	248
Foreign currency derivatives	5,925	—	—	5,925
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	134,134	134,134
Total Liabilities	$65,109	$399,958	$134,134	$599,201

	May 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,433,639	$—	$1,433,639
Commodity and freight derivatives	53,375	456,883	—	510,258
Interest rate swap derivatives	—	9,160	—	9,160
Foreign currency derivatives	5,043	—	—	5,043
Other assets	131,901	—	—	131,901
Total Assets	$190,319	$1,899,682	$—	$2,090,001
Liabilities:
Commodity and freight derivatives	$95,997	$356,292	$—	$452,289
Interest rate swap derivatives	—	304	—	304
Foreign currency derivatives	3,883	—	—	3,883
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	146,245	146,245
Total Liabilities	$99,880	$356,596	$146,245	$602,721

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
Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. Changes in the fair values of contracts designated as cash flow hedges are deferred to accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and are amortized into earnings within interest, net over the term of the agreements.
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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Range
Item	May 31, 2014	Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$130,159	Adjusted Black-Scholes option pricing model	Forward crack spread margin on May 31, 2014 (a)	$14.34-$17.72 ($16.55)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	128.59%
			Risk-free interest rate (d)	1.80%-2.60% (2.23%)
			Expected life - years (e)	0.25-3.25 (1.89)
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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended May 31, 2014 and 2013, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2014	2013
	(Dollars in thousands)
Balances, February 28, 2014 and 2013, respectively	$140,631	$140,987
Total (gains) losses included in cost of goods sold	(10,472)	5,258
Balances, May 31, 2014 and 2013, respectively	$130,159	$146,245

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended May 31, 2014 and 2013, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2014	2013
	(Dollars in thousands)
Balances, August 31, 2013 and 2012, respectively	$134,134	$127,516
Total (gains) losses included in cost of goods sold	(3,975)	18,729
Balances, May 31, 2014 and 2013, respectively	$130,159	$146,245

There were no material transfers between Level 1, Level 2, and Level 3 assets and liabilities.

Note 11        Commitments and Contingencies

Unconditional Purchase Obligations

Long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of May 31, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$503,960	$62,769	$130,048	$91,324	$219,819

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at May 31, 2014 is $428.4 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2014, our bank covenants allowed maximum guarantees of $1.0 billion, of which $79.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of May 31, 2014.

Contingencies

In May 2013, we initiated a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility following one customer's report to us of a positive test result for salmonella in product purchased from us. We notified applicable food safety regulators, including the Israel Ministry of Health and the U.S. Food and Drug Administration, of both the positive test result and our determination to conduct a voluntary recall. We have received no reports of salmonella-related illness in relation to the recalled products. We estimate our range of loss associated with this recall to be between $13.4 million and $21.1 million and have recorded a total loss of $18.0 million, which is the amount within the range that we believe is the best estimate given the claims experience so far. As of May 31, 2014, $9.6 million of claims had been settled. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe will offset some related product liability expenses. However, as of May 31, 2014, no insurance recoveries have been recorded related to this incident.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills.

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

Results of Operations

Comparison of the three months ended May 31, 2014 and May 31, 2013

General.  We recorded income before income taxes of $439.6 million during the three months ended May 31, 2014 compared to $279.5 million during the three months ended May 31, 2013, an increase of $160.1 million. Operating results reflected increased pretax earnings in our Ag segment and Corporate and Other, partially offset by decreased pretax earnings in our Energy segment.

Our Energy segment generated income before income taxes of $205.8 million for the three months ended May 31, 2014 compared to $220.4 million in the three months ended May 31, 2013, representing a decrease of $14.5 million (7%). Earnings in our refined fuels and propane businesses decreased, while our renewable fuels marketing, transportation and lubricants businesses earnings increased during the three months ended May 31, 2014, when compared to the same three-month period of the previous year. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The Environmental Protection Agency (EPA) generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile. The EPA has suggested that it will reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline, however, they have not yet issued the mandate.

Our Ag segment generated income before income taxes of $109.0 million for the three months ended May 31, 2014 compared to $40.0 million in the three months ended May 31, 2013, an increase in earnings of $69.1 million. Our country operations earnings increased $21.1 million during the three months ended May 31, 2014, compared to the same three-month period of the previous year, primarily as a result of increased retail agronomy volumes and margins and related application services. Our grain marketing earnings increased by $17.7 million during the three months ended May 31, 2014 compared with the three months ended May 31, 2013, primarily as a result of strong logistical performance. Our processing and food ingredients businesses experienced a decrease in earnings of $7.8 million for the three months ended May 31, 2014 compared to the same period of the previous year, primarily related to our soybean crushing business. Earnings from our wholesale crop nutrients business increased $39.1 million for the three months ended May 31, 2014 compared with the three months ended May 31, 2013, primarily due to increased margins and volumes.

Corporate and Other generated income before income taxes of $124.7 million during the three months ended May 31, 2014 compared to $19.1 million during the three months ended May 31, 2013, an increase in earnings of $105.6 million. The increase related primarily to a $108.8 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments for additional information.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2014 was $379.5 million compared to $250.8 million for the three months ended May 31, 2013, which represents a $128.7 million (51%) increase.

Revenues.  Consolidated revenues were $12.0 billion for the three months ended May 31, 2014 compared to $11.9 billion for the three months ended May 31, 2013.

Our Energy segment revenues, after elimination of intersegment revenues, of $3.3 billion increased by $256.1 million (8%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013. During the three months ended May 31, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $135.3 million and $116.1 million, respectively, which are eliminated as part of the consolidation process. The net increase of $256.1 million is comprised of a net increase of $39.8 million related to higher prices and $216.3 million related to higher sales volumes. Refined fuels revenues decreased $58.9 million (2%), of which $22.3 million was related to lower volumes and $36.7 million related to a net average selling price decrease, compared to the same period of the previous year. Volumes decreased 1% and the sales price of refined fuels decreased $0.05 per gallon. Propane revenues increased $62.8 million (40%), which included $40.2 million related to an increase in the net average selling price and $22.6 million from a 14% increase in volumes, when compared to the same period of the previous year. The average selling price of propane increased $0.23 per gallon (22%), when compared to the same period of the previous year. Renewable fuels marketing revenues increased $194.3 million (47%), primarily from a 48% increase in volumes, partially offset by a decrease in the average selling price of $0.03 per gallon (1%), when compared with the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $8.6 billion decreased $0.2 billion (3%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Grain revenues in our Ag segment totaled $5.8 billion and $6.1 billion during the three months ended May 31, 2014 and 2013, respectively. Of the grain revenues decrease of $306.8 million (5%), $670.7 million is due to decreased average grain selling prices, partially offset by a $363.9 million (6%) net increase in volumes, during the three months ended May 31, 2014 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.92 per bushel (10%) over the three months ended May 31, 2013. Corn had increased volumes, while wheat and soybeans volumes decreased compared to the three months ended May 31, 2013.

Our processing and food ingredients revenues in our Ag segment of $402.8 million decreased $105.8 million (21%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The net decrease in revenues is comprised of $371.9 million related to decreased volumes, partially offset by a net increase of $266.1 million from an increase in the average selling price of our oilseed products, as compared to the three months ended May 31, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $1,054.3 million and $924.7 million during the three months ended May 31, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues increase of $129.6 million (14%), $11.2 million related to increased average fertilizer selling prices and $118.3 million was due to increased volumes, during the three months ended May 31, 2014 compared to the same period of the previous year. The average sales price of all fertilizers sold increased $5.17 (1%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 13% during the three months ended May 31, 2014 compared with the three months ended May 31, 2013.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.4 billion increased by $108.5 million (9%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily the result of an increase in our country operations retail merchandise sales. Other revenues within our Ag segment of $67.4 million increased $2.2 million (3%) during the three months ended May 31, 2014.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $11.5 billion for the three months ended May 31, 2014 compared to $11.5 billion for the three months ended May 31, 2013.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.1 billion increased by $296.1 million (11%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase in cost of goods sold is primarily due to an increase in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold increased $2.0 million, which reflects a 1% decrease in volumes, while the average cost of refined fuels was relatively flat compared to the three months ended May 31, 2013. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. Cost of goods sold for propane increased $61.5 million (40%), which reflects a 14% increase in volumes and an average cost increase of $0.23 per gallon (23%), when compared to the three months ended May 31, 2013. Renewable fuels marketing costs increased $190.4 million (46%), primarily from a 48% increase in volumes, partially offset by a decrease in the average cost of $0.03 per gallon (1%), when compared with the same period of the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $8.4 billion decreased $0.3 billion (4%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013. Grain cost of goods sold in our Ag segment totaled $5.7 billion and $5.8 billion during the three months ended May 31, 2014 and 2013, respectively. The cost of grains and oilseed procured through our Ag segment decreased $68.6 million (1%) compared to the three months ended May 31, 2013. This is primarily the result of a $0.56 (7%) decrease in the average cost per bushel, partially offset by a 6% net increase in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $434.6 million decreased $85.8 million (16%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013, which was primarily due to a decrease in volumes sold.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1,073.5 million and $889.8 million during the three months ended May 31, 2014 and 2013, respectively. The net increase of $183.7 million (21%) is comprised of a net increase in the average cost per ton of fertilizer of $32 (7%) and an increase in tons sold of 13%, when compared to the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $89.3 million (8%) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily the result of an increase in our country operations retail merchandise costs.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $158.9 million for the three months ended May 31, 2014 increased by $20.1 million (14%) compared to the three months ended May 31, 2013, primarily due to expansion and acquisitions in our Ag segment.

Gain/Loss on Investments. Gain on investments for the three months ended May 31, 2014 increased by $108.6 million compared to the three months ended May 31, 2013, related primarily to a $108.8 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments for additional information.

Interest, net.  Net interest of $42.5 million for the three months ended May 31, 2014 decreased $23.9 million compared to the three months ended May 31, 2013. Interest expense for the three months ended May 31, 2014 and 2013 was $47.3 million and $71.2 million, respectively. The decrease in interest expense of $24.0 million is primarily due to a $21.4 million decrease in patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our agreement to purchase the remaining NCRA noncontrolling interests.

Equity Income from Investments.  Equity income from investments of $25.5 million for the three months ended May 31, 2014 decreased $2.1 million (7%) compared to the three months ended May 31, 2013. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense of $59.7 million for the three months ended May 31, 2014, compared with $27.1 million for the three months ended May 31, 2013, resulting in effective tax rates of 13.6% and 9.7%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.1% for the three months ended May 31, 2014 and 2013, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling interests.  Net income from noncontrolling interests of $0.4 million for the three months ended May 31, 2014 decreased by $1.1 million compared to the three months ended May 31, 2013.

Comparison of the nine months ended May 31, 2014 and May 31, 2013

General.  We recorded income before income taxes of $999.6 million during the nine months ended May 31, 2014 compared to $960.8 million during the nine months ended May 31, 2013, an increase of $38.8 million (4%). Operating results reflected increased pretax earnings in our Ag segment and Corporate and Other, partially offset by a decrease in our Energy segment.

Our Energy segment generated income before income taxes of $567.3 million for the nine months ended May 31, 2014 compared to $707.6 million in the nine months ended May 31, 2013, representing a decrease of $140.3 million (20%), primarily due to reduced refining margins. Earnings in our refined fuels businesses decreased, which was partially offset by increases in our propane, renewable fuels marketing, lubricants, and transportation businesses during the nine months ended May 31, 2014 when compared to the same nine-month period of the previous year. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile. The EPA has suggested that it will reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline, however, they have not yet issued the mandate.

Our Ag segment generated income before income taxes of $260.3 million for the nine months ended May 31, 2014 compared to $202.7 million in the nine months ended May 31, 2013, an increase in earnings of $57.5 million (28%). Our country operations earnings increased $25.5 million during the nine months ended May 31, 2014 compared to the same period in the prior year. Overall, agronomy margins and service income increased for retail operations while grain volumes decreased related to industry rail transportation issues. Our grain marketing earnings increased by $49.6 million during the nine months ended May 31, 2014 compared with the same period in the prior year, primarily as a result of increased earnings related to strong logistical performance. Earnings from our wholesale crop nutrients business increased $1.1 million for the nine months ended May 31, 2014 compared with the same period in fiscal 2013, primarily due to increased volumes and margins, partially offset by an increase of approximately $6.8 million of costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above in Recent Events. Our processing and food ingredients businesses experienced a decrease in earnings of $17.3 million for the nine months ended May 31, 2014 compared to the same period of the previous year, primarily due to decreased margins from our soybean crushing business.

Corporate and Other generated income before income taxes of $172.1 million for the nine months ended May 31, 2014 compared to $50.4 million during the same period of the previous year, an increase in earnings of $121.6 million. The increase related primarily to a $108.8 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments for additional information.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2014 was $881.7 million compared to $869.6 million for the nine months ended May 31, 2013, which represents a $12.1 million increase (1%).

Revenues.  Consolidated revenues were $32.7 billion for the nine months ended May 31, 2014 compared to $33.5 billion for the nine months ended May 31, 2013, which represents an $855.1 million decrease (3%).

Our Energy segment revenues of $10.2 billion, after elimination of intersegment revenues, increased by $1.2 billion (14%) during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013. During the nine months ended May 31, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $419.4 million and $352.6 million, respectively, which are eliminated as part of the consolidation process. The net increase in revenues is comprised of a $1.2 billion increase in sales volumes and an increase of $20.0 million related to increased prices. Refined fuels revenues increased $151.1 million (2%), of which $364.7 million related to a net increase in sales volumes, partially offset by $213.7 million related to a net average selling price decrease, compared to the same period in the previous year. The sales price of refined fuels products decreased $0.09 per gallon (3%), and sales volumes increased by 5%, when compared to the same nine-month period of the previous year. Propane revenues increased $603.4 million (97%), of which $328.7 million was related to an increase in the net average selling price and an increase of $274.7 million was attributable to volume resulting from demand caused by a condensed harvest and related corn drying activity as well as colder than normal temperatures, when compared to the same period in the previous year. Propane sales volume increased 44%, while the average selling price of propane increased $0.38 per gallon (37%) in comparison to the same period of the previous year. Renewable fuels marketing revenues increased $426.5 million (38%), from a 47% increase in volume, partially offset by a decrease in the average selling price of $0.15 per gallon (6%), when compared with the same nine-month period in the previous year.

Our Ag segment revenues of $22.4 billion decreased $2.1 billion (8%) during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013.

Grain revenues in our Ag segment totaled $16.2 billion and $18.2 billion during the nine months ended May 31, 2014 and 2013, respectively. Of the grain revenues decrease of $2.0 billion (11%), $3.3 billion is due to decreased average grain selling prices, partially offset by $1.3 billion due to a net increase in volume of 7% during the nine months ended May 31, 2014 compared to the same period in the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.72 per bushel (17%) over the same nine-month period in the previous year. Wheat, soybeans, and corn had increased volumes, compared to the nine months ended May 31, 2013.

Our processing and food ingredients revenues in our Ag segment of $1.3 billion decreased $124.4 million (9%) during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013. The net decrease in revenues is comprised of $237.2 million related to decreased volumes, partially offset by an increase of $112.8 million in the average selling price of our oilseed products as compared to the nine months ended May 31, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $2.1 billion and $2.3 billion during the nine months ended May 31, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues decrease of $142.1 million (6%), $427.7 million was related to a decreased in average fertilizer selling prices, partially offset by $285.6 million related to an increase in volumes, during the nine months ended May 31, 2014 compared to the same period last fiscal year. Our wholesale crop nutrient volumes increased 13% during the nine months ended May 31, 2014 compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $81.42 per ton (17%) compared with the same period of the previous year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $2.6 billion increased by $102.9 million during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, primarily due to an increase in our country operations retail merchandise revenues. Other revenues within our Ag segment of $206.3 million during the nine months ended May 31, 2014 increased $37.0 million (22%) compared to the nine months ended May 31, 2013.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $31.3 billion for the nine months ended May 31, 2014 compared to $32.1 billion for the nine months ended May 31, 2013, which represents a $0.7 billion (2%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $9.5 billion increased by $1.4 billion (18%) during the nine months ended May 31, 2014 compared to the same period of the prior year. The increase in cost of goods sold is primarily due to increases in the cost of goods sold for refined fuels, propane and renewable fuels marketing products. Specifically, refined fuels cost of goods sold increased $390.5 million (7%) which reflects a 5% increase in volumes and a $0.04 per gallon (2%) increase in the average cost of refined fuels when compared to the same period of the previous year. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA's McPherson, Kansas refinery. The cost of goods sold of propane increased $583.8 million (96%) primarily from an average cost increase of $0.37 per gallon (37%) and a 44% increase in volumes resulting from demand caused by a condensed harvest and related corn drying activity as well as colder than normal temperatures, when compared to the same period of the previous year. Renewable fuels marketing costs increased $418.4 million (38%), primarily from a 47% increase in volumes, partially offset by a decrease in the average cost of $0.15 per gallon (6%), when compared with the same nine-month period in the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $21.8 billion, decreased $2.2 billion (9%) during the nine months ended May 31, 2014 compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $15.9 billion and $17.7 billion during the nine months ended May 31, 2014 and 2013, respectively. The cost of grains and oilseed procured through our Ag segment decreased $1.8 billion (10%) compared to the nine months ended May 31, 2013. This is primarily the result of a $1.59 (16%) decrease in the average cost per bushel, partially offset by a 7% net increase in bushels sold, as compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.3 billion decreased $71.9 million (5%) during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, which was primarily due to a decrease in volumes sold.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.1 billion and $2.2 billion during the nine months ended May 31, 2014 and 2013, respectively. The net decrease of $60.4 million (3%) is comprised of a decrease in the average cost per ton of fertilizer of $63.82 (14%), partially offset by a 13% increase in tons sold, when compared to the same nine-month period in the prior year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $67.4 million (3%) during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, primarily the result of an increase in our country operations retail merchandise costs.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $447.8 million for the nine months ended May 31, 2014 increased by $49.8 million (13%) compared to the nine months ended May 31, 2013, primarily due to expansion and acquisitions in our Ag segment and costs associated with the nitrogen fertilizer manufacturing plant feasibility study described above in Recent Events.

Gain/Loss on Investments. Gain on investments for the nine months ended May 31, 2014 increased by $111.2 million compared to the nine months ended May 31, 2013, related primarily to a $108.8 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments for additional information.

Interest, net.  Net interest of $102.3 million for the nine months ended May 31, 2014 decreased $84.7 million compared to the same period of the previous year. Interest expense for the nine months ended May 31, 2014 and 2013 was $114.1 million and $199.6 million, respectively. The decrease in interest expense of $85.5 million is primarily due to a $69.0 million decrease in patronage earned by the noncontrolling interests of NCRA and a gain on interest rate swaps of $13.5 million, when compared with the same period of the previous year.

Equity Income from Investments.  Equity income from investments of $89.2 million for the nine months ended May 31, 2014 increased $16.8 million (23%) compared to the nine months ended May 31, 2013. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense was $116.1 million for the nine months ended May 31, 2014 compared with $87.0 million for the nine months ended May 31, 2013, resulting in effective tax rates of 11.6% and 9.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.1% for the nine-month periods ended May 31, 2014 and 2013, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Income attributable to noncontrolling interests of $1.8 million for the nine months ended May 31, 2014 decreased by $2.3 million compared to the nine months ended May 31, 2013.

Liquidity and Capital Resources

On May 31, 2014, we had working capital, defined as current assets less current liabilities, of $3,501.0 million and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.0 compared to working capital of $3,125.4 million and a current ratio of 1.5 to 1.0 on August 31, 2013. On May 31, 2013, we had working capital of $2,959.8 million and a current ratio of 1.5 to 1.0, compared to working capital of $2,848.5 million and a current ratio of 1.4 to 1.0 on August 31, 2012.

On May 31, 2014 and August 31, 2013 we had a five-year revolving facility which expires in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding as of May 31, 2014 and August 31, 2013. On May 31, 2013, we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facility in June 2013. The major financial covenants for the revolving facility requires us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of May 31, 2014, we were in compliance with all covenants. Our credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

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

Our cash flows provided by operating activities were $472.3 million for the nine months ended May 31, 2014 compared to $1,446.3 million for the nine months ended May 31, 2013. The fluctuation in cash flows when comparing the two periods is primarily from a significant increase in cash outflows for net changes in operating assets and liabilities during the nine months ended May 31, 2014 compared to a significant increase in cash inflows for net changes in operating assets and liabilities during the nine months ended May 31, 2013.

Our operating activities provided net cash of $472.3 million during the nine months ended May 31, 2014. The cash provided by operating activities resulted from net income including noncontrolling interests of $883.5 million and net non-cash expenses and cash distributions from equity investments of $200.4 million, partially offset by an increase in net operating assets and liabilities of $611.6 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $230.6 million and deferred taxes of $99.6 million, partially offset by a gain on the sale of investments of $111.4 million, primarily due to a $108.8 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments for additional information. The increase in net operating assets and liabilities was caused primarily by an increase in fertilizer commodity prices and an increase in inventory quantities on May 31, 2014, when compared to August 31, 2013. On May 31, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses primarily reflected increases between 15% and 21%, depending on the specific products, compared to prices on August 31, 2013. On May 31, 2014, the per bushel market prices of our primary grain commodities, corn and spring wheat, decreased by $0.16 (3%) and $0.24 (3%), respectively, while the soybeans per bushel market price increased $1.36 (10%) when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $5 per barrel (5%) on May 31, 2014 when compared to August 31, 2013. An increase in feed and farm supplies and grain inventories in our Ag segment also contributed to the increases in net operating assets and liabilities when comparing inventories at May 31, 2014 to August 31, 2013.

Our operating activities provided net cash of $1,446.3 million during the nine months ended May 31, 2013. Net income including noncontrolling interests of $873.7 million, net non-cash expenses and cash distributions from equity investments of $189.6 million and a decrease in net operating assets and liabilities of $382.9 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $199.1 million. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices resulting in a decrease in margin deposits, net derivative assets and a decrease in inventory quantities on May 31, 2013, when compared to August 31, 2012. These decreases were partially offset by a decrease in customer margin deposits. On May 31, 2013, the per bushel market prices of our primary grain commodities; corn, soybeans and spring wheat, decreased by $1.41 (18%), $2.55 (14%) and $1.12 (12%), respectively when compared to the spot prices on August 31, 2012. In general, crude oil market prices decreased $5 per barrel (5%) on May 31, 2013 when compared to August 31, 2012. On May 31, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 1% and 19%, depending on the specific products, compared to prices on August 31, 2012. A decrease in grain inventory quantities in our Ag segment of 35.5 million bushels (25%) contributed to the decreases in net operating assets and liabilities when comparing inventories at May 31, 2013 to August 31, 2012.

Our cash usage in our operating activities has generally been the lowest during our fourth fiscal quarter. Historically by this time we have sold a large portion of our seasonal agronomy-related inventories in our Ag Business segment operations and continue to collect cash from the related receivables.

Cash Flows from Investing Activities

For the nine months ended May 31, 2014 and 2013, the net cash flows used in our investing activities totaled $1,025.6 million and $468.0 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $656.3 million and $427.1 million for the nine months ended May 31, 2014 and 2013, respectively.

We had no expenditures for major repairs related to our refinery turnarounds during the nine months ended May 31, 2014 and $53.8 million during the nine months ended May 31, 2013. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana refinery completed turnarounds during the nine months ended May 31, 2013. There are no turnarounds scheduled for fiscal 2014.

For the year ending August 31, 2014, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $500.0 million. Included in our expected capital expenditures for fiscal 2014, is $170.6 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $124.0 million and $60.4 million of costs related to the coker project during fiscal 2013 and 2012, respectively and $131.2 million during the nine months ended May 31, 2014. We also began a $327.0 million expansion at NCRA's McPherson, Kansas refinery during fiscal 2013 which is anticipated to be completed in fiscal 2016. We incurred $25.0 million of costs related to the NCRA expansion during fiscal 2013 and $76.3 million during the nine months ended May 31, 2014.

Cash acquisitions of businesses, net of cash acquired, totaled $114.4 million and $12.4 million during the nine months ended May 31, 2014 and 2013, respectively. During the nine months ended May 31, 2014, we completed acquisitions in our Ag segment.

Investments made in joint ventures and other investments during the nine months ended May 31, 2014 and 2013, totaled $67.5 million and $13.9 million, respectively.

Investments redeemed during the nine months ended May 31, 2014 and 2013, totaled $130.4 million and $5.8 million, respectively. During the nine months ended May 31, 2014 we received $123.5 million associated with the Ardent Mills transaction. See Note 4, Investments for additional information.

Changes in notes receivable during the nine months ended May 31, 2014 resulted in a net decrease in cash flows of $321.4 million and a net increase of $27.7 million during the nine months ended May 31, 2013. The primary cause of the decrease in the nine months ended May 31, 2014 related to increases in CHS Capital notes receivable and NCRA related party notes receivable.

Cash Flows from Financing Activities

For the nine months ended May 31, 2014, our net cash flows provided by financing activities totaled $295.1 million and our net cash flows used in our financing activities totaled $556.1 million.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On May 31, 2014 and August 31, 2013, we had a five-year revolving facility with a committed amount of $2.5 billion, which had no amounts outstanding. As of May 31, 2013, we had two revolving lines of credit totaling $2.5 billion, which had no amounts outstanding and both of which were terminated and replaced by the existing facility in June 2013. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016 and has an outstanding balance of $220.8 million as of May 31, 2014. We also have a committed revolving credit facility dedicated to NCRA, with a syndication of banks in the amount of $15.0 million which expires in December 2014. In addition, we have a four-year, $80.0 million committed revolving facility dedicated to CHS Europe Sarl (CHS Europe), our wholly-owned subsidiary, that expires in September 2018 and has an outstanding balance of $23.8 million. CHS Europe has uncommitted lines of credit which are collateralized by inventories and receivables and had borrowings of $196.4 million at May 31, 2014. Other international subsidiaries have uncommitted lines of credit totaling $254.8 million outstanding at May 31, 2014. On May 31, 2014, August 31, 2013 and May 31, 2013, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $703.4 million, $521.9 million and $432.9 million, respectively.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On May 31, 2014, August 31, 2013 and May 31, 2013, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $300.0 million as of May 31, 2014, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.05% as of May 31, 2014. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $216.0 million as of May 31, 2014.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.83% to 2.76% as of May 31, 2014. As of May 31, 2014, the total funding commitment under these agreements was $162.6 million, of which $45.0 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $108.5 million as of May 31, 2014, of which $47.8 million was borrowed under these commitments with an interest rate of 1.59%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of May 31, 2014, and are due upon demand. Borrowings under these notes totaled $117.6 million as of May 31, 2014.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term debt agreements with various insurance companies and banks.

On May 31, 2014, we had total long-term debt outstanding of $1,467.4 million, of which $1,297.3 million was private placement debt, $120.0 million was bank financing and $50.1 million was other notes and contracts payable. On August 31, 2013 and May 31, 2013, we had total long-term debt outstanding of $1,607.0 million and $1,484.1 million, respectively. Our long-term debt is unsecured except for other notes and contracts in the amount of $14.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2014.

During the nine months ended May 31, 2014 and 2013, we borrowed long-term debt of $1.4 million and $100.0 million, respectively. During the nine months ended May 31, 2014 and 2013, we repaid long-term debt of $141.8 million and $56.4 million, respectively.

Other Financing:

During the nine months ended May 31, 2014 and 2013, pursuant to our agreement to acquire the remaining shares of NCRA, we made payments of $66.0 million and $66.0 million, respectively; increasing our ownership to 84.0%.

Changes in checks and drafts outstanding resulted in a decrease in cash flows of $4.3 million and $18.9 million during the nine months ended May 31, 2014 and 2013.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Distributable patronage earnings from the fiscal year ended August 31, 2013, were distributed during the nine months ended May 31, 2014. The cash portion of this distribution, deemed by the Board of Directors to be 40% for both individual members and non-individual members, was $286.7 million. During the nine months ended May 31, 2013, we distributed cash patronage of $381.0 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2013, that will be paid in fiscal 2014, to be approximately $101.3 million, of which $87.7 million was redeemed in cash during the nine months ended May 31, 2014, compared to $185.0 million distributed in cash during the nine months ended May 31, 2013.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On May 31, 2014, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Our 8% Preferred Stock may not be redeemed at our option until July 18, 2023.

During the nine months ended May 31, 2014, we issued 11,319,175 shares of Class B Series 1 Preferred Stock, with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 1 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.3 million. The Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Series 1 Preferred Stock may not be redeemed at our option until September 26, 2023.

During the nine months ended May 31, 2014, we issued 16,800,000 shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), with a total redemption value of $420.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.3 million. The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year until March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024, which are payable quarterly. Our Class B Series 2 Preferred Stock may not be redeemed at our option until March 31, 2024.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, upon being declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B cumulative redeemable preferred stock over a three-year period.

Dividends paid on our Preferred Stock during the nine months ended May 31, 2014 and 2013, were $29.9 million and $18.4 million, respectively.

Off Balance Sheet Financing Arrangements

Lease Commitments

Our lease commitments presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the nine months ended May 31, 2014.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2014, our bank covenants allowed maximum guarantees of $1.0 billion, of which $79.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of May 31, 2014.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the nine months ended May 31, 2014.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2013, have not materially changed during the nine months ended May 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2018.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2014, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended May 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________
(*) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2014.

CHS Inc.
(Registrant)

July 9, 2014	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer