Form 10-K
period 2014-08-31
CHS INC
filed 2014-11-05
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-36079
________________________________________
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077 (Address of principal executive office, including zip code)	(651) 355-6000 (Registrant’s Telephone number, including area code)
________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

8% Cumulative Redeemable Preferred Stock	The NASDAQ Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	The NASDAQ Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	The NASDAQ Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Each Exchange on Which Registered)
________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
YES ☑ NO ☐

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us") is one of the nation’s leading integrated agricultural companies, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, our Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock) and our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock) listed on the NASDAQ Stock Market LLC (NASDAQ) under the symbols CHSCP, CHSCO, CHSCN and CHSCM, respectively. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the year ended August 31, 2014, our total revenues were $42.7 billion and net income attributable to CHS Inc. was approximately $1.1 billion.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell.

Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals, through the wholesale sales of crop nutrients, from the sales of soybean meal, soybean refined oil and soyflour products, and through the retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies, and records equity income from investments in our grain export joint venture and other investments. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production. In addition, our wheat milling and packaged food operations are included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures.

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

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing (including ethanol and biodiesel) and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity in which we have an approximate 88.9% ownership interest as of September 1, 2014) and sells those products under the Cenex® brand to member cooperatives and others through a network of approximately 1,400 independent retail sites, of which 76% are convenience stores marketing Cenex® branded fuels. For fiscal 2014, our Energy revenues, after elimination of inter-segment revenues, were $13.7 billion and were primarily from gasoline and diesel fuel.

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

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 43% gasoline, 37% diesel fuel and other distillates, 6% petroleum coke, and 12% asphalt and other products. Refined fuels produced at Laurel are available via rail cars and the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.

McPherson Refinery.  The McPherson, Kansas refinery is owned and operated by National Cooperative Refinery Association (NCRA), of which we owned approximately 84.0% as of August 31, 2014. Our ownership increased to approximately 88.9% in September 2014, upon the third closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information. The McPherson refinery processes approximately 79% low and medium sulfur crude oil and 21% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. NCRA sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

The McPherson refinery processes approximately 85,000 barrels of crude oil per day to produce refined products that consist of approximately 50% gasoline, 45% diesel fuel and other distillates, and 2% propane and other products. Approximately 25% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via NCRA’s proprietary products pipeline to its terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Renewable Fuels Marketing.  Our renewable fuels marketing business markets and distributes ethanol and biodiesel products throughout the United States and overseas by contracting with ethanol and biodiesel production plants to market and distribute their finished products.

Other Energy Operations.  We own and operate five propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We obtain the petroleum products that we sell from our Laurel and McPherson refineries, and from third parties. For fiscal 2014, we obtained approximately 62% of the refined products we sold from our Laurel and McPherson refineries, and approximately 38% from third parties.

Sales and Marketing; Customers

We make approximately 81% of our refined fuel sales to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex trade name. We sold approximately 1.3 billion gallons of gasoline and approximately 1.8 billion gallons of diesel fuel in fiscal 2014, excluding NCRA’s sales to minority owners and others totaling approximately 224 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

We market refined fuels, motor gasoline and distillate products in five principal geographic areas. The first area includes the Midwest and northern plains. Competition at the wholesale level in this area includes major oil companies, including Phillips 66, Shell, Tesoro and BP as well as independent refiners and wholesale brokers/suppliers. This area has a robust spot market and is influenced by the large refinery center along the gulf coast. The majority of the product moved in this market is shipped on the Magellan and NuStar pipeline systems.

To the east of the Midwest and northern plains is another unique marketing area. This area centers near Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. We principally compete with the major oil companies Marathon, BP, ExxonMobil and Citgo as well as independent refineries and wholesale brokers/suppliers.

Another market area is located south of Chicago, Illinois. Most of this area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies Phillips 66, Valero and ExxonMobil and independent refiners. This area is principally supplied from the Gulf coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

Another geographic area includes Montana, western North Dakota, Wyoming, Utah, Idaho, Colorado and western South Dakota. Competition at the wholesale level in this area includes the major oil companies ExxonMobil, Phillips 66 and Tesoro and independent refiners. This area is also noted for being fairly well balanced in demand and supply, but has in recent times been impacted by the large growth of demand from the Bakken crude activity in this region.

The last area includes much of Washington and Oregon. We compete with the major oil companies Phillips 66, Tesoro, BP and Chevron in this area. This area is also known for volatile prices and an active spot market.

Summary Operating Results

Summary operating results (including inter-segment activity) and identifiable assets for our Energy segment are shown below for the selected fiscal years:

	2014	2013	2012
	(Dollars in thousands)
Revenues	$14,319,979	$12,982,293	$12,816,542
Cost of goods sold	13,364,872	11,846,458	11,514,463
Gross profit	955,107	1,135,835	1,302,079
Marketing, general and administrative	154,992	172,136	155,786
Operating earnings	800,115	963,699	1,146,293
(Gain) loss on investments	—	—	4,008
Interest, net	68,434	148,366	122,302
Equity (income) loss from investments	(4,014)	(1,357)	(7,537)
Income before income taxes	$735,695	$816,690	$1,027,520
Intersegment revenues	$(577,539)	$(481,465)	$(467,583)
Total identifiable assets	$4,601,122	$4,409,594

AG

Our Ag segment includes our crop nutrients, country operations, grain marketing and processing and food ingredients businesses. In fiscal 2014, revenues in our Ag segment were $28.9 billion consisting principally of grain sales of $20.7 billion after elimination of inter-segment revenues.

Crop Nutrients

Overview

We believe our North American wholesale crop nutrients business is one of the largest wholesale fertilizer businesses in the U.S. based on tons sold, and accounts for approximately 11% of the U.S. market. Tons sold include sales to our country operations business. There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and sell.

Operations

Products are delivered directly to the customer from the manufacturer or through our 24 inland or river warehouse terminals and other non-owned storage facilities located throughout the country. To supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from originations such as the Middle East and Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the country.

Primary suppliers for our wholesale crop nutrients business include CF Industries, Potash Corporation of Saskatchewan, Mosaic Company, Koch Industries and Petrochemical Industries Company (PIC) in Kuwait.

Products and Services

Our wholesale crop nutrients business purchases and sells nitrogen (ammonia, Urea Ammonia Nitrate solution (UAN) and Urea), phosphate and potash based products.

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

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides cooperative members and customers with access to a full range of products, programs and services for production agriculture. Country operations operates 444 agri-operations locations through 73 business units, the majority of which have local producer boards dispersed throughout Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, Wisconsin, and Canada. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our locations, our country operations business units purchase grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is sold through our grain marketing operations, used for livestock feed production or sold to other processing companies. For the year ended August 31, 2014, country operations purchased approximately 627 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 603 million were purchased from members and 343 million were sold through our grain marketing operations.

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

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include Archer Daniels Midland (ADM), Cargill, Incorporated (Cargill) and similar corporations as well as local cooperatives, private grain companies and processors at the majority of our locations in the trade territories in which we operate.

Competitors for our farm supply and feed business include Cargill, ADM, and Land O' Lakes as well as local cooperatives and smaller private companies at the majority of locations throughout our trade territory.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling over 2.0 billion bushels annually. During fiscal 2014, we purchased approximately half of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through TEMCO, LLC (TEMCO), a 50% joint venture with Cargill.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain. Our river terminals are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. These river terminals are located at Savage and Winona, Minnesota; Davenport, Iowa; and Pekin, Illinois as well as terminals in which we have put-through agreements located at St. Louis, Missouri and Beardstown and Havana, Illinois. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the Gulf of Mexico market. In the Pacific Northwest, we conduct our grain marketing operations through TEMCO which operates export terminals in Tacoma, Washington; Kalama, Washington; and Portland, Oregon and primarily exports wheat, corn and soybeans. These facilities serve the Pacific market, as well as domestic grain customers in the western United States. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions.

In 2003, we opened an office in Sao Paulo, Brazil for the procurement of soybeans for our grain marketing operations' international customers. This business has expanded its operations into the procurement and marketing of multiple commodities, including fertilizers. During fiscal 2014, 2013 and 2012, we invested in a number of opportunities in South America and we intend to evaluate other opportunities for investment as they come to our attention.

We have opened additional international offices between fiscal 2007 and 2014 throughout the world. These include offices and operations in Europe, South America, the Black Sea and Mediterranean Basin regions and the Asia-Pacific region.

For sourcing and marketing grains and oilseeds through the Black Sea and Mediterranean Basin regions to customers worldwide we have offices in Geneva, Switzerland; Barcelona, Spain; Kiev, Ukraine; Krasnodar, Russia; Budapest, Hungary; Novi Sad, Serbia; Bosanski Samac, Bosnia; Bucharest, Romania; Sofia, Bulgaria; and a marketing office in Amman, Jordan. We have a deep water port in Constanta, Romania, a barge loading facility on the Danube River in Giurgiu, Romania, three inland terminals in Bosnia and an inland grain terminal at Oroshaza, Hungary. We have an investment in a port facility in Odessa, Ukraine.
In the Pacific Rim area, we have marketing offices in Singapore; Seoul, South Korea; Hong Kong; Taipei, Taiwan; and Shanghai, China that serve customers receiving grains and oilseeds from our origination points in North America, South America, Australia and the Black Sea regions. In Australia we have investments in two inland grain storage facilities.
In South America we have grain merchandising offices to source grains in Sao Paulo, Brazil; Ciudad de Este, Paraguay; Montevideo, Uruguay; and Buenos Aires, Argentina. In Brazil we have an investment in a deep water port facility in Itaqui Port. In Argentina, we own a fertilizer warehouse in the Necochea area, have an investment in a deep water port facility in Necochea and have an investment in a sunflower processing facility.
Finally, we sell and market crop nutrients from our Geneva, Switzerland; Singapore; Sao Paulo, Brazil; Ciudad de Este, Paraguay; and Buenos Aires, Argentina offices.
Our grain marketing operations may have significant working capital needs, at any time, depending on commodity prices and other factors. The amount of borrowings for this purpose, and the interest rate charged on those borrowings, directly affects the profitability of our grain marketing operations.

Products and Services

Our grain marketing operations purchased approximately 2.0 billion bushels of grain during the year ended August 31, 2014, which primarily included corn, soybeans, wheat and distillers dried grains with solubles. Of the total grains purchased by our grain marketing operations, 731 million bushels were from our individual and cooperative association members, 343 million bushels were from our country operations business and the remainder was from third parties.

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

Our grain marketing operations compete for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as ADM, Cargill and Bunge as well as others, each of which handles significant grain volumes.

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

Processing and Food Ingredients

Overview

Our processing and food ingredients business operates globally and converts soybeans into soybean meal, soyflour, crude soybean oil, refined soybean oil and associated by-products. We then further process soyflour for use in the food/snack industry. In June 2014, we purchased a dry mill corn-based processing facility in Rochelle, Illinois that produces ethanol, distiller's grains with solubles, and inedible corn oil.

Operations

Our soybean processing operations are conducted at facilities in Mankato, Minnesota; Fairmont, Minnesota; Creston, Iowa; and Ashdod, Israel that can crush approximately 107 million bushels of soybeans on an annual basis, producing approximately 2.5 million short tons of soybean meal/soyflour and 1.2 billion pounds of crude soybean oil. We also have operations in Hutchinson, Kansas; Ningbo, China; and South Sioux City, Nebraska where we further process soyflour for use in the food/snack industry.

Products and Services

Our soybean processing operations produce three primary products: refined oils, soybean meal and soyflour. Refined oils are used in processed foods, such as margarine, shortening, salad dressings and baked goods, as well as methyl ester/biodiesel production, and to a lesser extent, for certain industrial uses such as plastics, inks and paints. Soybean meal has high protein content and is used for feeding livestock. Soyflour is used in the baking industry, as a milk replacement in animal feed and in industrial applications. Soyflour is processed further to produce textured concentrates and isolates used in the food/snack industry.

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

Soybeans, corn and ethanol are commodities and their price can fluctuate significantly depending on production levels, demand for the products and other supply factors.

Sales and Marketing; Customers

Our customers for refined soybean oil are principally large food product companies including Ventura Foods, LLC (Ventura Foods), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply edible soybean oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. We primarily sell soymeal to feed lots and feed mills and soyflour to customers in the baking industry.

The principal customer for ethanol is our renewable fuels marketing business and the principal customer for our distiller's grains with solubles is our grain marketing business.

Industry; Competition

The refined soybean and corn product industries are highly competitive. Major industry competitors include ADM, Cargill, and Valero as well as others in the industry. These and other competitors have acquired other processors, expanded existing plants or constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. We estimate that we have a market share of approximately 4% to 5% of the domestic refined soybean oil and also the domestic soybean crushing capacity. We are a relatively small participant in the corn processing and protein food industry.

Regulation.  Our processing and food ingredients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials to environment, air and water; reporting storage of hazardous wastes and other hazardous materials; and the transportation, handling and disposition of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose liability on owners and operators of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, for investigation and remediation. In some instances, such liability exists regardless of fault. Our processing and food ingredients operations are also subject to laws and related regulations and rules administered by the USDA, the FDA, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners, to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the CME and the CFTC.

Summary Operating Results

Summary operating results (including inter-segment activity) and identifiable assets for our Ag segment are shown below for the selected fiscal years:

	2014	2013	2012
	(Dollars in thousands)
Revenues	$28,894,816	$31,909,791	$28,181,445
Cost of goods sold	28,273,515	31,341,453	27,544,040
Gross profit	621,301	568,338	637,405
Marketing, general and administrative	379,714	312,616	273,757
Operating earnings	241,587	255,722	363,648
(Gain) loss on investments	(1,949)	(27)	1,049
Interest, net	56,544	71,597	57,915
Equity (income) loss from investments	(22,279)	(15,194)	(22,737)
Income before income taxes	$209,271	$199,346	$327,421
Intersegment revenues	$(43,930)	$—	$—
Total identifiable assets	$6,657,840	$6,146,547

CORPORATE AND OTHER

Business Solutions

Financial Services.  We have provided open account financing to approximately 75 of our members that are cooperatives (cooperative association members) in the past year. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

CHS Capital, LLC.  CHS Capital, LLC (CHS Capital), our wholly-owned finance company, makes seasonal and term loans to member cooperatives and individual producers.

CHS Hedging, LLC.  Our wholly-owned subsidiary, CHS Hedging LLC, is a registered Futures Commission Merchant and a clearing member of both the Minneapolis Grain Exchange and the Chicago Board of Trade. CHS Hedging provides full-service commodity risk management brokerage and consulting services to its customers, primarily in the areas of agriculture and energy.

CHS Insurance.  Our wholly-owned subsidiary, CHS Insurance Services, LLC (CHS Insurance), is a full-service independent insurance agency. It sells all lines of insurance, including property and casualty, group benefits and surety bonds. Its approximately 1,660 customers are primarily agribusinesses, including cooperatives and independent elevators, energy, agronomy, feed and seed plants, implement dealers and food processors. Impact Risk Funding, Inc. PCC (IRF), a wholly-owned subsidiary of CHS Insurance, was incorporated as a protected cell captive insurer in the District of Columbia in July 2010. IRF was created as an insurance entity to provide alternative risk financing options for customers.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (Horizon Milling), in which we held an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling was the largest U.S. wheat miller based on output volume. We owned five mills that we leased to Horizon Milling. We account for Horizon Milling using the equity method of accounting and on August 31, 2013, our investment was $92.6 million. On August 31, 2013, our net book value of assets leased to Horizon Milling was $46.9 million. As described below, in fiscal 2014, we contributed our Horizon Milling investments and associated assets to the Ardent Mills, LLC (Ardent Mills) venture.

During fiscal 2007, we formed Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired a Canadian grain-based foodservice and industrial business, which includes two flour milling operations and two dry baking mixing facilities in Canada. We account for the investment using the equity method of accounting, and on August 31, 2013, our investment was $19.3 million. In September 2013, Horizon Milling G.P. was dissolved and restructured as Horizon Milling, ULC - a Nova Scotia ULC (Horizon Milling, ULC). As described below, in fiscal 2014, we contributed our Horizon Milling investments and associated assets to the Ardent Mills venture.

In our third quarter of fiscal 2014, we formed Ardent Mills, the largest flour miller in the U.S., a joint venture with Cargill and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, including assets from our existing joint venture milling operations Horizon Milling and Horizon Milling, ULC and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million, associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment, and on August 31, 2014, our investment was $198.4 million.

Foods

Our primary focus in the foods area is Ventura Foods, LLC (Ventura Foods) which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of Mitsui. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2014, our investment was $321.3 million.

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

Ventura Foods currently has 12 manufacturing and distribution locations across the United States. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm/coconut oil, peanut oil and other ingredients and supplies, from various national and overseas suppliers, including our oilseed processing operations. It sells the products it manufactures to third parties as a contract manufacturer, as well as directly to retailers, food distribution companies and large institutional food service companies. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oil products as ingredients in foods they manufacture for resale. During Ventura Foods’ fiscal 2014, Sysco accounted for 23% of its net sales.

Ventura Foods competes with a variety of large companies in the food manufacturing industry. Major competitors include ADM, Cargill and Bunge and others in the food manufacturing industry.

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

EMPLOYEES

On August 31, 2014, we had 11,824 full, part-time, temporary and seasonal employees, which included 710 employees of NCRA. Of that total, 2,923 were employed in our Energy segment, 6,029 in our country operations business (including approximately 1,371 seasonal and temporary employees), 212 in our crop nutrients operations, 1,147 in our grain marketing operations, 908 in our processing and food ingredients operations and 605 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions: the United Steel Worker (USW) Union Local 11- 443 represents 205 refinery employees for which agreements are in place through January 31, 2015 and the Oil Basin Pipeliners Union (OBP) represents 20 pipeline employees for which they have an evergreen labor agreement that renews every September 1, unless 60 days' notice is given. The contracts covering the NCRA McPherson, Kansas refinery include 335 employees represented by the United Steel Workers of America (USWA) that are in place through June 2015. There are currently 82 CHS employees in transportation and lubricant plant operations covered by collective bargaining agreements with the Teamsters that expire at various times, including a labor contract with Montana drivers which represents 21 employees, one with Wisconsin drivers representing 26 employees and one with lubricant plant production workers representing 35 employees.

Certain production workers in our processing and food ingredients operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers (BTCGM) representing 122 employees, which expires on June 30, 2017 and the Pipefitters' Union representing 2 employees, which expires on April 30, 2015. The BTWGM also represents 40 employees at our Superior, Wisconsin grain export terminal with a contract expiring on June 30, 2016.

Various union contracts cover employees in other grain and crop nutrient terminal operations including: the USWA represents 90 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring on May 31, 2016 and Teamsters represent 7 employees at our Winona, Minnesota river terminal with a contract expiring on February 28, 2015. Finally, certain employees in our country operations business are represented by collective bargaining agreements with the BTWGM which represents 28 employees in two locations, Hermiston, Oregon and Great Falls, Montana, with contracts expiring on December 31, 2014 and June 30, 2018, respectively.

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

Distribution of Net Income; Patronage Dividends

We are required by our organizational documents to annually distribute net earnings derived from patronage business with members to members on the basis of patronage, except that the Board of Directors may elect to retain and add to our unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. We may also distribute net income derived from patronage business with a non-member if we have agreed to conduct business with the non-member on a patronage basis. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions the Board of Directors deems appropriate.

Accordingly, patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. For the years ended August 31, 2013 and August 31, 2012, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2014 and August 31, 2013, totaling $841.1 million and $976.0 million, respectively. The cash portion of the qualified distributions was deemed by the Board of Directors to be 40% for fiscal 2013 and for fiscal 2012 it was 35% and 40% for individual and non-individual members, respectively. Cash related to these distributions was $286.8 million and $380.9 million and was paid during the years ended August 31, 2014 and August 31, 2013, respectively. During the year ended August 31, 2012, we distributed patronage refunds of $676.3 million, of which the cash portion was $260.7 million.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a patron. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for qualified equities held by them and another for individuals who are eligible for qualified equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2014, that will be distributed in fiscal 2015, to be approximately $130.1 million.

Cash redemptions of qualified patrons' and other equities during the years ended August 31, 2014, 2013 and 2012 were $99.6 million, $193.4 million and $145.7 million, respectively. Additionally, in fiscal 2014, we redeemed $200.0 million of patron's equities by issuing 6,752,188 shares of preferred stock in exchange for member's equity certificates.

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

Voting Rights

Voting rights arise by virtue of active membership in CHS, not because of ownership of any equity or debt instruments. Members that are cooperative associations that have met a minimum volume of business threshold with us during the previous fiscal year are entitled to vote based upon a formula that takes into account the equity held by the cooperative in CHS and the average amount of business done with us over the previous three years.

Members who are individuals that have done business with us during the previous fiscal year are entitled to one vote each. Individual members may exercise their voting power directly or through patrons’ associations affiliated with a grain elevator, feed mill, seed plant or any other of our facilities (with certain historical exceptions) recognized by our Board of Directors. The number of votes of patrons’ associations is determined under the same formula as cooperative association members.

Most matters submitted to a vote of the members require the approval of a majority of the votes cast at a meeting of the members, although certain actions require a greater vote. See “— Certain Antitakeover Measures” below.

Holders of our Class B Preferred Stock do not have voting rights, except as required by applicable law; provided, that the affirmative vote of a majority of the outstanding shares of Class B Preferred Stock, voting as a class, will be required to approve (i) any amendment to our articles of incorporation or the resolutions establishing the terms of the Class B Preferred Stock if the amendment adversely affects the powers, rights or preferences of the holders of the Class B Preferred Stock; or (ii) the creation of any class or series of capital stock, equity capital or patrons' equities having rights senior to the Class B Preferred Stock as to the payment of dividends or distribution of assets upon our liquidation, dissolution or winding up; provided, further, that the affirmative vote of a majority of the outstanding shares of Class B Preferred Stock will be required to approve any amendment to our articles of incorporation that relates solely to the Class B Preferred Stock or to the resolutions establishing the specific economic terms of the Class B Preferred Stock if such amendment adversely affects the powers, rights or preferences of the holders of the Class B Preferred Stock.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. All equity we issue is subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2014, our outstanding capital includes patrons’ equities (consisting of qualified and non-qualified Capital Equity Certificates and Non-patronage Equity Certificates), preferred stock and certain capital reserves.

Dividends, which may be cumulative, may be paid on equity capital of CHS that is established in accordance with our articles of incorporation, provided that dividends on such equity capital may not exceed eight percent (8%) per annum. Unless otherwise expressly authorized by our Board of Directors, preferred stock established and issued pursuant to our articles of incorporation may only be sold or transferred with the approval of our Board of Directors. All of our preferred stock is listed and traded on the NASDAQ Global Select Market as expressly authorized by our Board of Directors.

Distribution of Assets upon Dissolution; Merger and Consolidation

In the event of our dissolution, liquidation or winding up, whether voluntary or involuntary, all of our debts and liabilities would be paid first according to their respective priorities. After such payment, the holders of each share of our preferred stock and any other equity securities would then be entitled to receive payment, out of available assets, in accordance with their respective liquidation preferences. After such distribution to the holders of equity capital, any excess would be paid to patrons on the basis of their past patronage with us. Our bylaws provide for the allocation among our members and nonmember patrons of the consideration received in any merger or consolidation to which we are a party.

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

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2014, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to CHS. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project” and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Private Securities Litigation and Reform Act of 1995 and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those which might be projected, forecasted, estimated or budgeted by us in the forward-looking statement or statements.

The following factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following review should not be construed as exhaustive.

Except as required by applicable law, we undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices, as well as global and domestic economic downturns and risks.

              Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and liquidity and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Increases in market prices for commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income. In addition, the level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions, may lead to a reduced demand for agricultural commodities, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Additionally, weak global conditions and adverse conditions in global financial markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our revenues originated outside of the U.S. were approximately 10% of consolidated net sales in fiscal 2014 and one of our core strategic initiatives includes global expansion. As a result, we are exposed to risks associated with having increased global operations outside the U.S., including economic or political instability in the international markets in which we do business, including South America, Europe, the Black Sea and Mediterranean Basin regions and the Asia Pacific region.

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

              It is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases (GHGs) (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and the demand for our energy products, which would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or substantial modifications to existing equipment. The actual effects of climate change on our businesses are, however, unknown and indeterminable at this time.

              Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (RFS), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years the price of RINs has been extremely volatile. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.

              The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations continue to evolve, federal agencies are implementing its many provisions through regulation. These efforts to change the regulation of financial markets will subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives will impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, are still being finalized and we will continue to monitor these developments. Any of these matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Environmental liabilities could have a material adverse effect on us.

              Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, other costs, such as capital expenditures, and injunctions. In addition, an owner or operator of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which could have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized until the related costs are considered probable and can be reasonably estimated.

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

We face risk associated with our proposed new nitrogen fertilizer manufacturing plant, including cost overruns, construction delays and operational issues.

In September 2014, our Board of Directors approved the construction of an approximately $3.0 billion nitrogen fertilizer manufacturing plant to be located in Spiritwood, North Dakota, which would provide the region’s farmers with enhanced supplies of crop nutrients essential to raising corn and other crops. The nitrogen fertilizer manufacturing plant will be the single largest investment in our history. Groundbreaking will take place following completion of additional details, with the plant intended to be fully operational in the first half of calendar 2018. There can be no assurance that actual costs for the plant will not exceed our current estimates, that the plant will be operational based on our anticipated timing or that nitrogen fertilizer production will be cost effective.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date hereof, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States and internationally. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refinery	Laurel, Montana
Propane terminals	Glenwood, Minnesota; Black Creek, Wisconsin; Biddeford, Maine; Hannaford, North Dakota; Ross, North Dakota; Rockville, Minnesota
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin, 3 of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pump stations	12 locations in Montana and North Dakota
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Convenience stores/gas stations	69 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 19 of which are leased.
Lubricant plants/warehouses	3 locations in Minnesota, Ohio and Texas, 1 of which is leased

As of August 31, 2014, we owned approximately 84.0% of NCRA. Our ownership increased to 88.9% in September 2014, upon the third closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA. NCRA owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	3 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Jayhawk stations	25 locations located in Kansas, Nebraska and Oklahoma
Osage Pipeline (50% owned by NCRA)	Oklahoma to Kansas
Kaw Pipeline (67% owned by NCRA)	Throughout Kansas

Ag

Within our Ag segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our North American crop nutrients operations at the following locations:

Alexandria, Louisiana (terminal, owned)
Briggs, Indiana (terminal, owned)
Fostoria, Ohio (terminal, owned)
Friona, Texas (terminal, owned)
Galveston, Texas (deep water port, land leased from port authority)
Grand Forks, North Dakota (terminal, owned)

Green Bay, Wisconsin (terminal, owned)
Greenville, Mississippi (terminal, owned)
Indianapolis, Indiana (terminal, leased)
Little Rock, Arkansas (river terminal, land leased from port authority)
Lake Providence, Louisiana (terminal, owned)
Lettsworth, Louisiana (terminal, owned)
Melbourne, Kentucky (terminal, owned)
Memphis, Tennessee (river terminal, owned)
Mermentau, Louisiana (terminal, owned)
Muscatine, Iowa (river terminal, owned)
Post Falls, Idaho (terminal, owned)
St. Paul, Minnesota (river terminal, owned)
Tallulah, Louisiana (terminal, owned)
Texarkana, Texas (terminal, owned)
Vidalia, Louisiana (terminal, owned)
Watertown, South Dakota (terminal, owned)
Winona, Minnesota (2 river terminals, owned)

Country Operations

In our country operations business, we own agri-operations in 444 communities (of which some of the facilities are on leased land), three sunflower plants and nine feed manufacturing facilities of which we operate eight and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, Wisconsin, and Canada.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Brazil, South America (3 owned-under construction)
Bosnia, Europe (3 owned)
Collins, Mississippi (owned)
Constanta, Romania (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Giurgiu, Romania (owned)
Myrtle Grove, Louisiana (owned)
Necochea, Argentina (fertilizer terminal)
Oroshaza, Hungary (owned)
Pekin, Illinois (owned)
Savage, Minnesota (owned)
Spokane, Washington (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (owned)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations, unless otherwise noted:

Amman, Jordan
Barcelona, Spain
Bucharest, Romania
Budapest, Hungary
Buenos Aires, Argentina (2 locations)
Ciudad de Este, Paraguay
Davenport, Iowa (owned)
Geneva, Switzerland
Hong Kong
Kansas City, Missouri
Kiev and Odessa, Ukraine

Krasnodar, Russia (also 1 other Russia locations)
Lincoln, Nebraska
Novi Sad, Serbia
Sao Paulo, Brazil (also 8 other Brazil locations)
Seoul, South Korea
Singapore
Sofia, Bulgaria
Shanghai, China
Sydney, Australia
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

Eagan, Minnesota
Burnsville, Minnesota

We own an ethanol plant located in Rochelle, Illinois.

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Houston, Texas (CHS Insurance)
Indianapolis, Indiana (CHS Insurance and CHS Hedging LLC)
Kansas City, Missouri (CHS Hedging LLC)
Kewanee, Illinois (CHS Insurance)

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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 85,700 members, of which approximately 1,200 are cooperative association members and approximately 84,500 are individual members. As a cooperative, we do not have any common stock that is traded or otherwise.

On August 31, 2014, we had 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding, which are listed on the NASDAQ under the symbol CHSCP,

On August 31, 2014 we had 18,071,363 shares of Class B Series 1 Preferred Stock, outstanding, of which 11,319,175 were issued in September 2013 and an additional 6,752,188 were issued in August 2014, to redeem qualified equity certificates to eligible owners. These shares are listed on the NASDAQ under the symbol CHSCO.

On August 31, 2014 we had 16,800,000 shares of Class B Series 2 Preferred Stock, outstanding, which were issued in March 2014 and are listed on the NASDAQ under the symbol CHSCN.

During September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock, which are listed on the NASDAQ under the symbol CHSCM.

We have not sold any equity securities during the three years ended August 31, 2014 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial information below has been derived from our consolidated financial statements for the years ended August 31. The selected consolidated financial information for August 31, 2014, 2013 and 2012, should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this filing.

Summary Consolidated Financial Data

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Income Statement Data:
Revenues	$42,664,033	$44,479,857	$40,599,286	$36,915,834	$25,267,931
Cost of goods sold	41,016,798	42,706,205	38,588,143	35,512,988	24,397,410
Gross profit	1,647,235	1,773,652	2,011,143	1,402,846	870,521
Marketing, general and administrative	602,598	553,623	498,233	438,498	366,582
Operating earnings	1,044,637	1,220,029	1,512,910	964,348	503,939
(Gain) loss on investments	(114,162)	(182)	5,465	(126,729)	(29,433)
Interest, net	134,942	231,567	193,263	74,835	58,324
Equity (income) loss from investments	(107,446)	(97,350)	(102,389)	(131,414)	(108,787)
Income before income taxes	1,131,303	1,085,994	1,416,571	1,147,656	583,835
Income taxes	48,296	89,666	80,852	86,628	48,438
Net income	1,083,007	996,328	1,335,719	1,061,028	535,397
Net income attributable to noncontrolling interests	1,572	3,942	75,091	99,673	33,238
Net income attributable to CHS Inc.	$1,081,435	$992,386	$1,260,628	$961,355	$502,159
Balance Sheet Data (August 31):
Working capital	$3,213,641	$3,125,407	$2,848,462	$2,776,492	$1,603,994
Net property, plant and equipment	4,031,023	3,171,404	2,786,324	2,420,214	2,253,071
Total assets	15,146,979	13,504,270	13,645,024	12,465,317	8,881,087
Long-term debt, including current maturities	1,456,500	1,607,032	1,440,353	1,501,997	986,241
Total equities	6,466,844	5,152,747	4,473,323	4,265,320	3,604,451

The selected financial information below has been derived from our Energy and Ag segments and Corporate and Other, for the years ended August 31, 2014, 2013 and 2012.

Summary Financial Data By Business Segment

	Energy			Ag
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Revenues	$14,319,979	$12,982,293	$12,816,542	$28,894,816	$31,909,791	$28,181,445
Cost of goods sold	13,364,872	11,846,458	11,514,463	28,273,515	31,341,453	27,544,040
Gross profit	955,107	1,135,835	1,302,079	621,301	568,338	637,405
Marketing, general and administrative	154,992	172,136	155,786	379,714	312,616	273,757
Operating earnings	800,115	963,699	1,146,293	241,587	255,722	363,648
(Gain) loss on investments	—	—	4,008	(1,949)	(27)	1,049
Interest, net	68,434	148,366	122,302	56,544	71,597	57,915
Equity (income) loss from investments	(4,014)	(1,357)	(7,537)	(22,279)	(15,194)	(22,737)
Income before income taxes	$735,695	$816,690	$1,027,520	$209,271	$199,346	$327,421
Intersegment revenues	$(577,539)	$(481,465)	$(467,583)	$(43,930)	$—	$—
Total identifiable assets	$4,601,122	$4,409,594		$6,657,840	$6,146,547

	Corporate and Other
	2014	2013	2012
	(Dollars in thousands)
Revenues	$70,707	$69,238	$68,882
Cost of goods sold	(120)	(241)	(2,777)
Gross profit	70,827	69,479	71,659
Marketing, general and administrative	67,892	68,871	68,690
Operating earnings	2,935	608	2,969
(Gain) loss on investments	(112,213)	(155)	408
Interest, net	9,964	11,604	13,046
Equity (income) loss from investments	(81,153)	(80,799)	(72,115)
Income before income taxes	$186,337	$69,958	$61,630
Intersegment revenues
Total identifiable assets	$3,888,017	$2,948,129

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

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock) our Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock) and our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock).

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

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

Recent Events

In September 2014, our Board of Directors approved plans to construct a nitrogen fertilizer plant located in Spiritwood, North Dakota. We currently estimate the construction costs to be approximately $3.0 billion, which we intend to finance through a combination of debt and preferred stock offerings with the plant anticipated to be fully operational by the first half of calendar year 2018. The Spiritwood facility is currently expected to produce more than 2,400 tons of ammonia daily which will be further converted to urea, Urea Ammonia Nitrate solution and Diesel Exhaust Fuel (DEF). The majority of the nitrogen products from the plant will be sold to farmer-owned cooperatives and independent farm supply retailers within a 200-mile radius of the plant in the Dakotas, parts of Minnesota, Montana and Canada.

In September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock, which are listed on the NASDAQ under the symbol CHSCM. The approximately $477.0 million of net proceeds, after deducting underwriting discounts, commissions and expected offering expenses payable by CHS are intended to be used to partially fund the construction of the Spiritwood, North Dakota nitrogen fertilizer manufacturing plant discussed above.

Results of Operations

Comparison of the years ended August 31, 2014 and 2013

General.  We recorded income before income taxes of $1,131.3 million during the twelve months ended August 31, 2014, compared to $1,086.0 million recorded during the twelve months ended August 31, 2013. Operating results reflected a change in the mix of pretax earnings which, as discussed below, resulted in increased pretax income for Corporate and Other, partially offset by decreases in our Energy and Ag segments.

Our Energy segment generated income before income taxes of $735.7 million for the year ended August 31, 2014 compared to $816.7 million in the year ended August 31, 2013, representing a decrease of $81.0 million (10%), primarily due to reduced refining margins. Earnings in our refined fuels businesses decreased, which was partially offset by increases in our propane, renewable fuels marketing, lubricants, and transportation businesses during the year ended August 31, 2014, when compared to the same twelve-month period of the previous year. We are subject to the Renewable Fuel Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers (RINs), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile. The EPA suggested that it would reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline, however, the mandate has not yet been issued.

Our Ag segment generated income before income taxes of $209.3 million for the year ended August 31, 2014, compared to $199.3 million in the year ended August 31, 2013, an increase in earnings of $10.0 million (5%). The increase is primarily related to our grain marketing earnings which increased by $51.6 million during the year ended August 31, 2014, compared to the prior period, primarily due to strong logistical performance in North America. Our country operations earnings increased $19.9 during the year ended August 31, 2014, compared to the prior year. Overall agronomy and grain margins as well as service income increased for retail operations. Earnings from our wholesale crop nutrients business increased by $6.3 million for the year ended August 2014, compared to the prior year, primarily due to increased volumes and margins. These items were mostly offset by decreased earnings in our processing and food ingredients operations of $67.7 million in fiscal 2014. The decrease consisted of a non-cash $74.5 million charge related to certain assets in Israel in fiscal 2014, partially offset by earnings related to an acquisition in fiscal 2014. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Corporate and Other generated income before income taxes of $186.3 for the year ended August 31, 2014 compared to $70.0 million during the previous year, an increase in earnings of $116.3 million. The increase was primarily related to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments for additional information.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2014 was $1,081.4 million compared to $992.4 million for the year ended August 31, 2013, which represents an $89.0 million increase (9%).

Revenues.  Consolidated revenues were $42.7 billion for the year ended August 31, 2014 compared to $44.5 billion for the year ended August 31, 2013, which represents a $1.8 billion decrease (4%).

Our Energy segment revenues of $13.7 billion, after elimination of intersegment revenues, increased by $1.2 billion (10%) during the year ended August 31, 2014, compared to $12.5 billion during the year ended August 31, 2013. During the years ended August 31, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $577.5 million and $481.5 million, respectively, which are eliminated as part of the consolidation process. Propane revenues increased $670.7 million (89%), of which $351.6 million was related to an increase in the net average selling price and $319.1 million was attributable to volume resulting from demand caused by a shortened harvest season and related corn drying activity as well as colder than normal temperatures, when compared to the previous year. Propane sales volume increased 42%, while the average selling price of propane increased $0.34 per gallon (33%) in comparison to the previous year. Renewable fuels marketing revenues increased $552.9 million (36%), from a 46% increase in volume, partially offset by a decrease in the average selling price of $0.18 per gallon (7%), when compared with the previous year. Refined fuels revenues partially offset the increases in revenues previously described with a decrease in refined fuels of $20.9 million (less than 1%), of which $268.8 million related to a net average selling price decrease mostly offset by an increase in volumes, compared to the previous year. The sales price of refined fuels products decreased $0.09 per gallon (3%), and sales volumes increased by 3%, when compared to the previous year.

Our Ag segment revenues of $28.9 billion, after elimination of intercompany intersegment revenues, decreased $3.0 billion (9%) during the year ended August 31, 2014 compared to $31.9 billion reported for the year ended August 31, 2013.

Grain revenues in our Ag segment totaled $20.7 billion and $23.8 billion during the year ended August 31, 2014 and 2013, respectively. Of the grain revenues decrease of $3.1 billion (13%), $3.7 billion is due to decreased average grain selling prices, partially offset by an increase of $579.3 million due to a net increase in sales volume of 2% during the year ended August 31, 2014, compared to the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.51 per bushel (15%) over the previous year. Wheat, soybeans, and corn had increased volumes, compared to the twelve months ended August 31, 2013.

Our processing and food ingredients revenues in our Ag segment of $1.9 billion for the year ended August 31, 2014, is almost flat when compared to the year ended August 31, 2013. We experienced decreases in revenue of $94.0 million related to decreased average selling prices and a decrease of $18.4 million in the volume associated with our oilseed products as compared to the year ended August 31, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans. These decreases were almost entirely offset by revenues from our ethanol facility of approximately $82.4 million, which was acquired in fiscal 2014.

Wholesale crop nutrient revenues in our Ag segment totaled $2.6 billion and $2.7 billion during the twelve months ended August 31, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues decrease of $108.0 million (4%), $592.7 million was related to decreased average fertilizer selling prices, partially offset by $484.7 million related to an increase in volumes, during the year ended August 31, 2014, compared to the last fiscal year. Our wholesale crop nutrient volumes increased 18% during the year ended August 31, 2014 compared with the previous year. The average sales price of all fertilizers sold reflected a decrease of $81.29 per ton (19%) compared with the previous year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $3.4 billion increased by $125.3 million during the year ended August 31, 2014 compared to the year ended August 31, 2013, primarily due to an increase in our country operations retail merchandise revenues. Other revenues within our Ag segment of $191.4 million during the year ended August 31, 2014, increased $41.2 million (27%) compared to the year ended August 31, 2013.

Total revenues include other revenues generated primarily within our Ag segment and Corporate and Other. Our Ag segment's country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services. In addition, our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold was $41.0 billion for the year ended August 31, 2014, compared to $42.7 billion for the year ended August 31, 2013, which represents a $1.7 billion (4%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, increased by approximately $1.4 billion (13%) to $12.8 billion during the year ended August 31, 2014, compared to the prior year. The increase in cost of goods sold is primarily due to increased costs associated with refined fuels, propane and renewable fuels marketing products.

Specifically, refined fuels cost of goods sold increased $187.4 million (2%), which reflects a 3% increase in the volume from the prior year. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA's McPherson, Kansas refinery. The cost of goods sold of propane increased $640.1 million (86%) primarily from an average cost increase of $0.32 per gallon (30%) and a 42% increase in volumes resulting from demand caused by a condensed harvest and associated corn drying activity as well as colder than normal temperatures, when compared to the previous year. Renewable fuels marketing costs increased $542.9 million (35%), primarily from a 46% increase in volumes, partially offset by a decrease in the average cost of $0.18 per gallon (7%), when compared to the prior year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, decreased by $3.1 billion (10%) to $28.2 billion, during the year ended August 31, 2014, compared to the prior year. The majority of the decrease was driven by the lower grains and oilseed costs, which decreased by $3.5 billion (15%) in the year ended August 31, 2014 compared to the prior year. This is primarily the result of a $1.67 (17%) decrease in the average cost per bushel. This decrease was partially offset by a 3% net increase in bushels sold, as compared to the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.9 billion was flat for the year ended August 31, 2014, compared to the year ended August 31, 2013. We experienced a decrease in volumes sold which was offset by a combination of the costs of goods sold associated with our ethanol facility which was acquired in fiscal 2014, and a non-cash $74.5 million impairment charge related to certain assets in Israel recorded in fiscal 2014. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.4 billion and $2.6 billion during the years ended August 31, 2014 and 2013, respectively. The net decrease of $171.5 million (7%) is comprised of a decrease in the average cost per fertilizer ton of $88 (21%), partially offset by an 18% increase in tons sold, when compared to the prior year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, as of August 31, 2014 was $2.9 billion, an increase of $84.9 million (3%) compared to the prior year and was primarily the result of an increase in our country operations retail volumes.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $602.6 million for the year ended August 31, 2014, increased by $49.0 million (9%) compared to the prior year. The net increase in fiscal 2014 was driven by our grain marketing and international operations, and to a lesser extent, our processing and food ingredients operations, including our ethanol facility acquired in fiscal 2014, partially offset by a decrease in our energy operations.

Gain/Loss on Investments. Gain on investments for the year ended August 31, 2014 increased by $114.1 million compared to the twelve months ended August 31, 2013, related primarily to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Interest, net.  Net interest of $134.9 million for the year ended August 31, 2014 decreased $96.6 million compared to the previous year. Interest expense for the years ended August 31, 2014 and 2013 was $150.5 million and $248.4 million, respectively. The decrease in interest expense of $97.9 million is primarily due to a $78.2 million decrease in patronage earned by the noncontrolling interests of NCRA and, to a lesser extent, a gain on interest rate swaps of $13.5 million, when compared with the previous year.

Equity Income from Investments.  Equity income from investments of $107.4 million for the year ended August 31, 2014, increased $10.1 million (10%) compared to the year ended August 31, 2013. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense was $48.3 million for the year ended August 31, 2014 compared with $89.7 million for the year ended August 31, 2013, resulting in effective tax rates of 4.3% and 8.3%, respectively. The decrease in the tax rate for fiscal 2014 was driven by a combination of excise tax credit claims made for the years 2007 through 2012 related to the blending and sale of renewable fuels deducted for income taxes of $46.3 million, net of reserves, and to a lesser extent the release of reserves related to the expiration of certain statues of limitations of $20.9 million. The federal and state statutory rate applied to nonpatronage business activity was 38.1% and 38.1% for the years ended August 31, 2014 and 2013, respectively.

The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Income attributable to noncontrolling interests of $1.6 million for the year ended August 31, 2014 decreased by $2.4 million compared to the year ended August 31, 2013.

Comparison of the years ended August 31, 2013 and 2012

General.  We recorded income before income taxes of $1.1 billion in fiscal 2013 compared to $1.4 billion in fiscal 2012, a decrease of $330.6 million (23%). Operating results reflected decreased pretax earnings in our Energy and Ag segments, partially offset by increased pretax earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $816.7 million for the year ended August 31, 2013 compared to $1.0 billion in fiscal 2012, representing a decrease of $210.8 million (21%). The decrease in earnings was primarily from reduced margins on refined fuels at our Laurel, Montana refinery due to the shut down of the refinery for a major maintenance turnaround. We experienced decreased earnings in our propane business, while our renewable fuels marketing, lubricants, and transportation businesses experienced increased earnings during the year ended August 31, 2013 when compared to the previous year.

Our Ag segment generated income before income taxes of $199.3 million for the year ended August 31, 2013 compared to $327.4 million in fiscal 2012, a decrease in earnings of $128.1 million (39%). Our grain marketing earnings decreased by $61.8 million during the year ended August 31, 2013 compared with fiscal 2012, primarily as a result of lower export margins. Earnings from our wholesale crop nutrients business declined $30.5 million for the year ended August 31, 2013 compared with fiscal 2012, primarily due to decreased product margins and $13.0 million of costs associated with a feasibility study for the Spiritwood, North Dakota nitrogen fertilizer manufacturing plant described above. Our country operations earnings decreased $15.9 million during the year ended August 31, 2013 compared to the prior year, primarily due to decreased grain margins. The decrease in earnings of $22.2 million in our processing and food ingredients businesses for the year ended August 31, 2013 compared to the prior year, primarily related to $25.0 million of costs associated with a voluntary recall of certain soy protein products. In addition, we incurred costs of $20.1 million in connection with plant downtime, inventory write-downs and other costs in connection with the recall. The decrease in earnings in our processing and food ingredients businesses was partially offset by increased margins from our soybean crushing and refining businesses and $5.7 million in acquisition costs related to our acquisition of Solbar Industries Ltd. during the year ended August 31, 2012. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Corporate and Other generated income before income taxes of $70.0 million during fiscal 2013 compared to $61.6 million during fiscal 2012, an increase in earnings of $8.3 million (14%).

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2013 was $992.4 million compared to $1.3 billion for the year ended August 31, 2012, which represented a $268.2 million (21%) decrease.

Revenues.  Consolidated revenues were $44.5 billion for the year ended August 31, 2013 compared to $40.6 billion for the year ended August 31, 2012, which represented a $3.9 billion (10%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $12.5 billion increased by $151.9 million (1%) during the year ended August 31, 2013 compared to fiscal 2012. During the years ended August 31, 2013 and 2012, our Energy segment recorded revenues from sales to our Ag segment of $481.5 million and $467.6 million, respectively, which were eliminated as part of the consolidation process. The net increase of $151.9 million was comprised of an increase of $266.0 million related to higher sales volume, partially offset by $114.1 million related to lower prices. Refined fuels revenues increased $86.7 million (1%), of which $52.7 million was related to a net average selling price increase, and $34.1 million was related to higher volumes, compared to the previous year. The sales price of refined fuels increased $0.02 per gallon (1%), while volumes increased less than 1%. Renewable fuels marketing revenues increased $73.8 million (5%), primarily from an increase in the average selling price of $0.08 per gallon (3%) and a 2% increase in volumes, when compared with fiscal 2012. Propane revenues decreased $22.5 million (3%), which included $204.5 million related to a decrease in the net average selling price, partially offset by a $182.0 million increase in volume, when compared to the previous year. The average selling price of propane decreased $0.28 per gallon (21%), which was largely offset by a 23% increase in sales volumes, when compared to the prior year.

Our Ag segment revenues of $31.9 billion increased $3.7 billion (13%) during the year ended August 31, 2013 compared to fiscal 2012.

Grain revenues in our Ag segment totaled $23.8 billion and $20.6 billion during the years ended August 31, 2013 and 2012, respectively. Of the grain revenues increase of $3.2 billion (16%), $2.1 billion was due to a 10% net increase in volumes and $1.2 billion was due to increased average grain selling prices, during the year ended August 31, 2013 compared to the prior fiscal year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.50 per bushel (5%) over fiscal 2012. Wheat, soybeans, and corn all had increased volumes compared to the year ended August 31, 2012.

Our processing and food ingredients revenues in our Ag segment of $1.9 billion increased $301.0 million (19%) during fiscal 2013 compared to fiscal 2012. The net increase in revenues was comprised of a $258.2 million increase in the average selling price of our oilseed products and a net increase of $42.8 million related to increased volumes, including volumes from recent acquisitions, as compared to fiscal 2012. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

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

Cost of Goods Sold.  Consolidated cost of goods sold of $42.7 billion for the year ended August 31, 2013 compared to $38.6 billion for the year ended August 31, 2012, which represented a $4.1 billion (11%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $11.4 billion increased by $318.1 million (3%) during fiscal 2013 compared to fiscal 2012. The increase in cost of goods sold was primarily due to an increase in costs for refined fuels products. Specifically, refined fuels cost of goods sold increased $273.3 million (3%) which reflected an increase in the average cost of refined fuels of $0.08 per gallon (3%) while volumes increased less than 1% when compared to the year ended August 31, 2012. On average, we process approximately 55,000 barrels of crude oil per day at our Laurel, Montana refinery and 85,000 barrels of crude oil per day at NCRA’s McPherson, Kansas refinery. The aggregate average per unit cost of crude oil purchased for the two refineries increased 4% compared to the year ended August 31, 2012, which is reflected in the $0.08 per gallon increase in average cost of refined fuels. Renewable fuels marketing costs increased $70.3 million (5%), primarily from an increase in the average cost of $0.07 per gallon (3%) and a 2% increase in volumes, when compared with the previous year. The cost of propane decreased by $14.1 million, which included an average cost decrease of $0.27 per gallon (21%), partially offset by a 23% increase in volumes, when compared to the year ended August 31, 2012.

Our Ag segment cost of goods sold of $31.3 billion increased $3.8 billion (14%) during fiscal 2013 compared to fiscal 2012.

Grain cost of goods sold in our Ag segment totaled $23.9 billion and $20.4 billion during the years ended August 31, 2013 and 2012, respectively. The cost of grains and oilseed procured through our Ag segment increased $3.5 billion (17%) compared to the year ended August 31, 2012. This was primarily the result of a 10% net increase in bushels sold and a $0.60 (6%) increase in the average cost per bushel, as compared to the prior year. The average month-end per bushel market price of soybeans and corn increased, while spring wheat decreased compared to the prior fiscal year.

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

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.6 billion and $2.7 billion during the years ended August 31, 2013 and 2012 respectively. The net decrease of $38.0 million (1%) was comprised of a net decrease in the average cost per ton of fertilizer of $56 (12%), partially offset by a 12% increase in tons sold, when compared to the prior fiscal year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, increased $161.2 million (6%) during fiscal 2013 compared to fiscal 2012, primarily the result of increased revenues in our global sales of retail crop nutrients and our country operations sales of feed and sunflower products, including additional volumes from acquisitions.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $553.6 million for the year ended August 31, 2013 increased by $55.4 million (11%) compared to fiscal 2012. This net increase was primarily due to the expansion of foreign operations and acquisitions in our Ag segment, as well as costs associated with the nitrogen fertilizer manufacturing plant feasibility study mentioned above.

(Gain) Loss on Investments.  Gain on investments is $0.2 million for the year ended August 31, 2013.

Interest, net.  Net interest of $231.6 million for the year ended August 31, 2013 increased $38.3 million compared to fiscal 2012. Interest expense for the years ended August 31, 2013 and 2012 was $248.4 million and $207.3 million, respectively. The increase in interest expense of $41.1 million was primarily due to a $35.3 million increase in patronage earned by the noncontrolling interests of NCRA when compared to fiscal 2012. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information. The increase in interest expense was also due to private placements for long-term debt totaling $280.0 million during the year ended August 31, 2013. In addition, short-term borrowings increased during the year ended August 31, 2013 compared to the previous fiscal year. The average level of short-term borrowings increased $222.2 million during the year ended August 31, 2013 compared to the previous year, of which $224.1 million related to line of credit activity for international subsidiaries.

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

Noncontrolling interests.  Net income from noncontrolling interests of $3.9 million for the year ended August 31, 2013 decreased by $71.1 million (95%) compared to fiscal 2012. As described in Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K, the portion of NCRA earnings attributable to the noncontrolling interests for our first quarter of fiscal 2012, prior to the transaction date, had been included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, earnings were no longer attributable to the noncontrolling interests, and patronage earned by the noncontrolling interests of NCRA after November 29, 2011 are included as interest, net in our Consolidated Statements of Operations.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal bench marking related to our applicable financial covenants. We fund our operations through a combination of cash flows from operations and our revolving credit facility. We fund our capital expenditures and growth primarily through long-term debt financing and issuance of preferred stock.

We announced in September 2014 that our Board of Directors approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota anticipated to cost approximately $3.0 billion. We expect to finance the project through a combination of issuance of preferred stock and debt. In September 2014, we took an initial step financing this project by issuing 19,700,000 shares of Class B Series 3 Preferred Stock, as described in "Cash Flows from Financing Activities - Other Financing" below. This issuance of preferred stock yielded approximately $477.0 million in cash after underwriting discounts and offering expenses.

Our primary sources of cash in fiscal 2014 were net cash flows from operations and equity financing through the issuance of preferred stock. Primary uses of cash were capital expenditures, dividends (patronage and preferred stock), business acquisitions, retirement of equity certificates, and payments on indebtedness.

On August 31, 2014 and August 31, 2013, we had working capital, defined as current assets less current liabilities, of $3.2 billion and $3.1 billion respectively, and a current ratio, defined as current assets divided by current liabilities, of 1.5 for both fiscal 2014 and 2013.

We have access to a five-year, unsecured revolving credit facility expiring in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding as of August 31, 2014 and 2013, respectively. The financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of August 31, 2014, we were in compliance with all such covenants. Our credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs.

In addition, our wholly-owned subsidiary, CHS Capital, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the cautionary statement and may affect net operating assets and liabilities, and liquidity.

Cash flows provided by operating activities were $1.4 billion, $2.5 billion and $718.6 million for the years ended August 31, 2014, 2013 and 2012, respectively. The fluctuation in cash flows between the current year and prior year is primarily the result of less cash inflows related to net changes in operating assets and liabilities during the year ended August 31, 2014 compared to significant cash inflows associated with changes in operating assets and liabilities during the year ended August 31, 2013.

Our operating activities provided net cash of $1.4 billion during the year ended August 31, 2014. Net income including noncontrolling interests of $1.1 billion, net non-cash expenses and cash distributions from equity investments of $195.8 million and a decrease in net operating assets and liabilities of $148.6 million contributed to the net cash provided by operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $312.2 million, partially offset by gains on the sale of investments of $114.2 million, primarily due to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information. The decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices on August 31, 2014, when compared to August 31, 2013. On August 31, 2014, the per bushel market prices of our primary grain commodities, corn, spring wheat, and soybeans, decreased by $1.23 (26%), $1.15 (16%), and $2.68 (19%), respectively, when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $12 per barrel (11%) on August 31, 2014 when compared to August 31, 2013. On August 31, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected increases up to 29%, depending on the specific products, compared to prices on August 31, 2013. In addition, increased grain inventory quantities on August 31, 2014 compared to the prior year, partially offset the impact that lower grain commodity prices had on net operating assets and liabilities on August 31, 2014.

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

Cash Flows from Investing Activities

For the years ended August 31, 2014, 2013 and 2012, the net cash flows used in our investing activities totaled $1.3 billion, $535.0 million and $694.2 million, respectively.

The acquisition of property, plant and equipment comprised the primary use of cash totaling $943.9 million, $659.4 million and $468.6 million for the years ended August 31, 2014, 2013 and 2012, respectively. The increase from fiscal 2013 to fiscal 2014 is primarily related to the replacement of a coker and expansion of capacity at our NCRA McPherson refinery.

Expenditures for major repairs related to our refinery turnarounds were $3.3 million, $73.7 million and $23.4 million during the years ended August 31, 2014, 2013 and 2012, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. There was no planned major maintenance during the year ended August 31, 2014. Our Laurel, Montana refinery had planned major maintenance during the year ended August 31, 2013. NCRA and Laurel refineries have planned maintenance scheduled for fiscal 2015.

For fiscal 2015, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $690.0 million. Included in our expected capital expenditures for fiscal 2015, is $200.0 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $186.8 million, $124.0 million and $60.4 million of costs related to the coker project during the years ended August 31, 2014, 2013 and 2012, respectively. We also began a $330.0 million expansion at NCRA's McPherson, Kansas refinery during the year ended August 31, 2013 which is anticipated to be completed in fiscal 2016. We incurred $128.3 million and $25.0 million of costs related to the NCRA expansion during the year ended August 31, 2014 and 2013. In fiscal 2015, we expect to spend $829.0 million of the total budgeted $3.0 billion associated with the construction of our nitrogen fertilizer plant in Spiritwood, North Dakota.

Cash acquisitions of businesses, net of cash acquired, totaled $281.5 million, $12.7 million and $166.0 million during the years ended August 31, 2014, 2013 and 2012, respectively. The fiscal 2014 acquisitions were related to our Illinois River Energy and Terral River operations. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Investments made in joint ventures and other investments during the years ended August 31, 2014, 2013 and 2012, totaled $80.1 million, $21.4 million and $94.8 million, respectively. Of the amount invested in joint ventures in fiscal 2014, $48.2 million was associated with the winding down of our Horizon Mills joint venture and ownership interest that was contributed to our Ardent Mills joint venture. During fiscal 2012, we made a $45.4 million capital contribution to fund the pension plan associated with our inactive joint venture between CHS and Land O'Lakes, Inc. prior to the distribution of its assets and liabilities to CHS and Land O'Lakes, Inc.

Changes in notes receivable for the year ended August 31, 2014, decreased cash flows by $184.1 million. The decrease was primarily the result of an increase in CHS Capital notes receivable of $224.0 million, partially offset by decreases in notes receivable of $39.9 million principally associated with our international operations. Changes in notes receivable for the year ended August 31, 2013, resulted in a net increase in cash flows of $211.9 million. The primary cause of the net increase in cash flows during fiscal 2013 was a decrease in CHS Capital notes receivable of $189.3 million and a decrease in NCRA notes receivable, compared to August 31, 2012. Changes in notes receivable for the year ended August 31, 2012, resulted in a net increase in cash flows of $19.0 million. The primary cause of the net increase in cash flows during fiscal 2012 was a decrease in NCRA notes receivable, partially offset by an increase in CHS Capital notes receivable of $11.9 million, compared to the prior year.

Partially offsetting our cash outlays for investing activities during the years ended August 31, 2014, 2013 and 2012, were proceeds from the sale of investments and redemptions of investments. During fiscal 2014, we received cash from the redemptions of investments of $138.5 million, of which $121.2 was related to cash proceeds distributed to us as part of our Ardent Mills joint venture. Redemptions of investments totaled $13.0 million and $12.1 million during fiscal 2013 and 2012, respectively. Also partially offsetting our cash outlays for investing activities during the years ended August 31, 2014, 2013 and 2012, were proceeds received from the disposition of property, plant and equipment of $11.7 million, $7.7 million and $27.8 million, respectively.

Cash Flows from Financing Activities

For the year ended August 31, 2014, the net cash flows provided by our financing activities totaled $240.5 million, and for the years ended August 31, 2013 and 2012, the net cash flows used in our financing activities totaled $443.2 million and $638.9 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On August 31, 2014, we had a five-year, unsecured, revolving facility with a committed amount of $2.5 billion, which had no amounts outstanding. In October 2013, we entered into a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio) to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products. As of August 31, 2014, $250.0 million was outstanding under such facility.

At August 31, 2014 our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $327.3 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $263.1 million outstanding at August 31, 2014, of which $39.0 million were collateralized. On August 31, 2014 and 2013, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $840.1 million and $512.9 million, respectively.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2014 and 2013, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, had available credit totaling $350.0 million as of August 31, 2014, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.05% as of August 31, 2014. There were no borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2014.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.81% to 2.66% as of August 31, 2014. As of August 31, 2014, the total funding commitment under these agreements was $164.5 million, of which $17.6 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $102.8 million as of August 31, 2014, of which $64.6 million was borrowed under these commitments with an interest rate of 1.58%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2014, and are due upon demand. Borrowings under these notes totaled $236.6 million as of August 31, 2014.

As of August 31, 2013, there were no borrowings under Cofina Funding through the issuance of commercial paper with $30.8 million of secured borrowings under CHS Capital. CHS Capital borrowings under the ProPartners program and the surplus funds program were $45.7 million and $290.9 million, respectively, as of August 31, 2013.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term agreements with various insurance companies and banks.

On August 31, 2014, we had total long-term debt outstanding of approximately $1.5 billion, of which $105.0 million was bank financing, $1.3 billion was private placement debt and $50.0 million was other notes and contracts payable. On August 31, 2013, we had total long-term debt outstanding of approximately $1.6 billion, of which $135.0 million was bank financing, $1.4 billion was private placement debt and $50.5 million was other notes and contracts payable. Our long-term debt is unsecured except for other notes and contracts in the amount of $14.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2014. Long-term debt outstanding as of August 31, 2014 has aggregate maturities, excluding fair value adjustments, as follows:

(Dollars in thousands)
2015	$156,836
2016	139,326
2017	149,852
2018	162,119
2019	150,622
Thereafter	693,545
$1,452,300

During the years ended August 31, 2014 and 2013, we borrowed $1.4 million and $280.0 million, respectively, on a long-term basis. We did not have any new long-term borrowings during the year ended August 31, 2012. During the years ended August 31, 2014, 2013 and 2012, we repaid long-term debt of $157.8 million, $113.6 million and $96.6 million, respectively.

Additional detail on our long-term borrowings and repayments is as follows:

In June 1998, we completed a private placement offering with several insurance companies for long-term debt in the amount of $225.0 million with an interest rate of 6.81%. Repayments were due in equal annual installments during the years 2008 through 2013 and the debt was fully repaid in fiscal 2013.

In October 2002, we completed a private placement with several insurance companies for long-term debt in the amount of $175.0 million, which was layered into two series. The first series of $115.0 million had an interest rate of 4.96% and was due in equal semi-annual installments of approximately $8.8 million during the years 2007 through 2013. The second series of $60.0 million has an interest rate of 5.60% and is due in equal semi-annual installments of approximately $4.6 million during the years 2012 through 2018.

In March 2004, we entered into a note purchase and private shelf agreement with Prudential Capital Group. In April 2007, we amended our Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and several other participating insurance companies to expand the uncommitted facility from $70.0 million to $150.0 million. We borrowed $50.0 million under the shelf arrangement in February 2008, for which the aggregate long-term notes have an interest rate of 5.78% and are due in equal annual installments of $10.0 million during the years 2014 through 2018. In November 2010, we borrowed $100.0 million under the shelf arrangement, for which the aggregate long-term notes have an interest rate of 4.0% and are due in equal annual installments of $20.0 million during the years 2017 through 2021.

In September 2004, we completed a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt is due in equal annual installments of $25.0 million during the years 2011 through 2015.

In October 2007, we completed a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. Repayments are due in equal annual installments of $80.0 million during the years 2013 through 2017.

In December 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, starting in June 2013 through December 2018.

In June 2011, we completed a private placement with certain accredited investors for long-term debt in the amount of $500.0 million, which was layered into four series. The first series of $130.0 million has an interest rate of 4.08% and is due in June 2019. The second series of $160.0 million has an interest rate of 4.52% and is due in June 2021. The third series of $130.0 million has an interest rate of 4.67% and is due in June 2023. The fourth series of $80.0 million has an interest rate of 4.82% and is due in June 2026. Under the agreement, we may from time to time issue additional series of notes pursuant to the agreement, provided that the aggregate principal amount of all notes outstanding at any time may not exceed $1.5 billion.

In March 2013, we issued $100 million of notes with an interest rate of 4.71%, which mature in fiscal 2033, in a private placement to institutional investors.

In July 2013, we issued $80 million and $100 million of notes with interest rates of 3.85% and 3.80%, respectively, which mature in fiscal 2025, in two private placements to institutional investors.

Other Financing:

During the years ended August 31, 2014 and August 31, 2013, we made a payment of $66.0 million in each year related to our purchase of the NCRA noncontrolling of interests.

Distributions to noncontrolling interests for the years ended August 31, 2014, 2013 and 2012 were $0.6 million, $1.4 million and $78.6 million, respectively. The decrease from 2012 is the result of our acquisition of a controlling interest in NCRA. See Note 17, Acquisitions, to our audited financial statements included in this Annual Report on Form 10-K for additional information.

During the years ended August 31, 2014 and August 31, 2013, changes in checks and drafts outstanding resulted in a decrease in cash flows of $17.8 million and $20.4 million, respectively. During the year ended August 31, 2012, changes in checks and drafts outstanding resulted in increases in cash flows of $6.4 million.

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. For the years ended August 31, 2013 and August 31, 2012, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2014 and August 31, 2013, totaling $841.1 million and $976.0 million, respectively. The cash portion of the qualified distributions was deemed by the Board of Directors to be 40% for fiscal 2013, and for fiscal 2012 it was 35% and 40% for individual and non-individual members, respectively. Cash related to these distributions was $286.8 million and $380.9 million and was paid during the years ended August 31, 2014 and August 31, 2013, respectively. During the year ended August 31, 2012, we distributed patronage refunds of $676.3 million, of which the cash portion was $260.7 million.

In accordance with our bylaws and by action of the Board of Directors, 10% of the earnings from patronage business for the year ended August 31, 2014 was added to our capital reserves and the remaining 90%, or an estimated $810.6 million, will be distributed as patronage in fiscal 2015, in the form of qualified and non-qualified equity certificates and cash. The cash portion of the qualified distribution, determined by the Board of Directors to be 40% for both individual members and non-individual members, is expected to be approximately $264.8 million and is classified as a current liability on our August 31, 2014 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for qualified equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2014, that will be distributed in fiscal 2015, to be an estimated $130.1 million. These expected distributions are classified as a current liability on the August 31, 2014 Consolidated Balance Sheet.

For the years ended August 31, 2014, 2013 and 2012, we redeemed in cash, qualified equities in accordance with authorization from the Board of Directors, in the amounts of $99.6 million, $193.4 million and $145.7 million, respectively.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On August 31, 2014, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. During the year ended August 31, 2013, we amended the terms of the 8% Preferred Stock to provide that it may not be redeemed at our option until July 18, 2023.

On August 31, 2014, we had 18,071,363 shares of our Class B Series 1 Preferred Stock outstanding with a total redemption value of $451.8 million, excluding accumulated dividends. We issued 11,319,175 shares of Class B Series 1 Preferred Stock in September 2013, which yielded net proceeds of approximately $273.3 million after deducting the underwriting discount and offering expenses payable by us. We issued an additional 6,752,188 shares of Class B Series 1 Preferred Stock in August 2014, to redeem approximately $200.0 million of qualified equity certificates to eligible owners at a market price of $29.62 per share. Our Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. The Class B Series 1 Preferred Stock may be redeemed at our option beginning September 26, 2023.

In March 2014, we issued 16,800,000 shares of Class B Series 2 Preferred Stock with a total redemption value of $420.0 million excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.3 million. The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year until March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024, which are payable quarterly. Our Class B Series 2 Preferred Stock may not be redeemed at our option until March 31, 2024.

In September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock with a total redemption value of $492.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 3 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $477.0 million. The Class B Series 3 Preferred Stock is listed on the NASDAQ under the symbol CHSCM and accumulates dividends at a rate of 6.75% per year until September 30, 2024, and at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024, which are payable quarterly. Our Class B Series 3 Preferred Stock may not be redeemed at our option until September 30, 2024.

We made dividend payments on our preferred stock of $50.8 million, $24.5 million, and $24.5 million, during the years ended August 31, 2014, 2013 and 2012, respectively.

Off Balance Sheet Financing Arrangements

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $105.2 million were outstanding on August 31, 2014. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2014.

Operating leases:

Minimum future lease payments required under noncancelable operating leases as of August 31, 2014 were $429.8 million.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2014, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (1)	$1,452,300	$156,836	$289,178	$312,741	$693,545
Interest payments (2)	419,436	70,757	114,947	81,409	152,323
Operating leases	429,754	101,326	140,462	84,875	103,091
Purchase obligations (3)	5,917,871	5,325,357	220,856	100,131	271,527
Mandatorily redeemable noncontrolling interests (4)	218,588	65,981	152,607	—	—
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests (5)	114,917	—	64,758	50,159	—
Other liabilities (6)	109,308	12,217	31,090	22,170	43,831
Total obligations	$8,662,174	$5,732,474	$1,013,898	$651,485	$1,264,317
_______________________________________

(1)	Excludes fair value adjustments to the long-term debt reported on our Consolidated Balance Sheet at August 31, 2014 resulting from fair value interest rate swaps and the related hedge accounting.

(2)	Based on interest rates and long-term debt balances at August 31, 2014.

(3)
Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions.

(4)
Includes commitments to purchase the remaining shares of NCRA and is recorded on our Consolidated Balance Sheet as of August 31, 2014, where the long-term portion is reported at its present value of $148.8 million.

(5)	Based on estimated fair value at August 31, 2014 and is recorded on our Consolidated Balance Sheet.

(6)
Other liabilities include the long-term portion of deferred compensation and contractual redemptions. Of the total other liabilities of $0.5 billion on our Consolidated Balance Sheet at August 31, 2014, the timing of the payments of $835.5 million of such liabilities cannot be determined.

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

Deferred Tax Assets and Uncertain Tax Positions

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all, or part of, our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of tax credits, some of which were passed to us from NCRA, related to refinery upgrades that enable us to produce ultra-low sulfur fuels. Our tax credit carryforwards are available to offset future federal and state tax liabilities with the tax credits becoming unavailable to us if not used by their expiration date. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire.

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

All long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment in accordance with U.S. GAAP, at least annually for goodwill, and whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. For goodwill, our annual impairment testing occurs in our third quarter. An impaired asset is written down to its estimated fair value based on the best information available. Fair value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

We have asset retirement obligations with respect to certain of our refineries and other assets due to various legal obligations to clean and/or dispose of the component parts at the time they are retired. In most cases, these assets can be used for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe our refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or other asset, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that future cost.

We have other assets that we may be obligated to dismantle at the end of corresponding lease terms subject to lessor discretion for which we have recorded asset retirement obligations. Based on our estimates of the timing, cost and probability of removal, these obligations are not material.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2014 since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective beginning with our fiscal year starting September 1, 2017. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2018.

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

A 10% adverse change in market prices would not materially affect our results of operations, since we use commodity and freight futures and forward contracts as economic hedges of price risk, and since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

Short-term debt used to finance inventories and receivables is represented by notes payable with maturities of 30 days or less, so that our blended interest rate for all such notes approximates current market rates. In fiscal 2014, we entered into interest rate swaps with a notional amount of $260.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar London Interbank Offered Rate (LIBOR) interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During fiscal 2014 we recorded offsetting fair value adjustments of $4.2 million, with no ineffectiveness recorded in earnings. CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $5.0 million expiring at various times through fiscal 2018, with $0.4 million of the notional amount expiring during fiscal 2015. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2014 was approximately 5.6%.

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

Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value Asset (Liability)
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$840,699	$—	$—	$—	$—	$—	$840,699	$(840,699)
Average interest rate	1.7%	—	—	—	—	—	1.7%
Variable rate CHS Capital short-term notes payable	$318,774	$—	$—	$—	$—	$—	$318,774	$(318,774)
Average interest rate	1.1%	—	—	—	—	—	1.1%
Fixed rate long-term debt	$156,836	$139,326	$149,852	$162,119	$150,622	$693,545	$1,452,300	$(1,425,658)
Average interest rate	5.8%	5.9%	5.7%	5.1%	4.1%	4.4%	4.9%
Interest Rate Derivatives:
Fixed to variable long-term debt interest rate swaps	$—	$—	$—	$—	$130,000	$130,000	$260,000	$4,200
Average pay rate (a)	—	—	—	—	0.24%	0.24%
Average receive rate (b)	—	—	—	—	range	range
Variable to fixed CHS Capital notes payable interest rate swaps	$417	$1,756	$—	$2,826	$—	$—	$4,999	$(130)
Average pay rate (c)	range	range	—	range	—	—
Average receive rate (d)	0.16%	0.16%	—	0.16%	—	—
_______________________________________

(a)	Average three month LIBOR for fiscal 2014 plus spreads ranging from 2.009% - 2.228%

(b)	Four swaps with notional amount of $260 million with rates of 4.08% and 4.67%

(c)	Swaps expiring in fiscal 2015 through fiscal 2019 (9 total) with a range of rates from 1.11% to 4.91%

(d)	Average one month LIBOR for fiscal 2014

FOREIGN CURRENCY RISK

We conduct a significant portion of our business in U.S. dollars. Our Ag segment continued to expand its international operations in fiscal 2014 with planned future growth. We had minimal, non-material risk regarding foreign currency fluctuations during fiscal 2014 and in prior years, as a substantial amount of international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2014, $2.5 million associated with foreign currency contracts was included in derivative assets and $2.2 million included in derivative liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2014 and 2013 is presented below.

	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013
	(Unaudited) (Dollars in thousands)
Revenues	$9,990,240	$11,967,398	$9,680,274	$11,026,121
Gross profit	298,261	506,624	441,434	400,916
Income before income taxes	131,713	439,590	290,332	269,668
Net income	199,485	379,873	260,621	243,028
Net income attributable to CHS Inc.	199,725	379,455	260,069	242,186

	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012
	(Unaudited) (Dollars in thousands)
Revenues	$10,950,985	$11,936,556	$9,882,378	$11,709,938
Gross profit	300,576	456,911	470,647	545,518
Income before income taxes	125,233	279,476	299,387	381,898
Net income	122,600	252,329	275,518	345,881
Net income attributable to CHS Inc.	122,797	250,796	275,086	343,707

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2014, the end of the period covered in this Annual Report on Form 10-K.

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

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on management’s assessment using this framework, we believe that, as of August 31, 2014, our internal control over financial reporting was effective.

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

Change in Internal Control over Financial Reporting:

During our fourth fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below lists our directors, and certain information regarding each of our directors, as of August 31, 2014.

Name and Address	Age	Director Region	Director Since
Donald Anthony	64	8	2006
Robert Bass	60	5	1994
David Bielenberg	65	6	2009
Clinton J. Blew	37	8	2010
Dennis Carlson	53	3	2001
Curt Eischens	62	1	1990
Jon Erickson	54	3	2011
Steve Fritel	59	3	2003
Jerry Hasnedl	68	1	1995
Alan Holm	54	1	2013
David Johnsrud	60	1	2012
David Kayser	55	4	2006
Randy Knecht	64	4	2001
Greg Kruger	55	5	2008
Edward Malesich	61	2	2011
Steve Riegel	62	8	2006
Daniel Schurr	49	7	2006

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

Donald Anthony (2006):  Chairs Corporate Risk Committee and serves on CHS Foundation Finance and Investment Committee. Chaired the Nebraska Beginning Farmer Board for the last 5 years and has been the 3rd District producer representative for 10 years. Served as director and chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Former director of Farmland Industries. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass (1994):  Serves on Governance and Government Relations Committees. Served as first vice chairman and on Capital and Audit Committees. Served as director and officer for the former Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, including seven years as chairman. Served as director for Cooperative Network, including three years as vice chairman. Holds a bachelor’s degree in agricultural education from the University of Wisconsin — Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

David Bielenberg, chairman (elected in 2009; chairman since 2012):  Chairs Executive Committee. Served as assistant secretary-treasurer, chaired the Audit Committee and served on Government Relations Committee. Previously served on the CHS Board of Directors from 2002-2006. Serves on Nationwide Insurance Board Council. Chair of the East Valley Water District and former director and board president for Wilco Farmers Cooperative, Mount Angel, Ore. Active in a broad range of agricultural and cooperative organizations. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University and is a graduate of Texas A & M University's executive program for agricultural producers. Operates a diverse agricultural business near Silverton, Ore., including seed crops, vegetables, soft white wheat, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

Clinton J. Blew (2010):  Chairs CHS Foundation Finance and Investment Committee and serves on the Audit Committee. Chair of the Mid Kansas Coop (MKC), Moundridge, Kan. Served on 2010 CHS Resolutions Committee and holds a position on the Hutchinson Community College Ag Advisory Board. Past director of Reno County Cattlemen’s Board. Attended the CHS New Leader Institute. Member of Kansas Livestock Association, Texas Cattle Feeder’s Association and Red Angus Association of America. Holds an applied science degree in farm and ranch management from Hutchinson Community College. Farms in a family partnership that includes irrigated corn and soybeans, dry land wheat, milo and soybeans, and a commercial cow/calf business. Mr. Blew’s principal occupation has been farming for the last five years or longer.

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

Curt Eischens, assistant secretary-treasurer (1990):  Serves on Capital Committee and is assistant secretary-treasurer of the Executive Committee. Served as second vice chairman, chaired Corporate Risk Committee and was a member of the CHS Foundation Finance and Investment Committee. Serves as a director of Farmers Co-op Association, Canby, Minn., previous chairman and serves as vice chairman for Cooperative Network. Holds a certificate in farm management from Canby Vocational-Technical College. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Jon Erickson (2011): Serves on Audit and Government Relations Committees. Served on Capital Committee. Past chairman of Enerbase and is active in a wide range of agricultural community organizations. Holds a bachelor’s degree in agricultural economics from North Dakota State University. Raises grains and oilseeds and operates a commercial Hereford/Angus cow-calf business near Minot, N.D. Mr. Erickson’s principal occupation has been farming for the last five years or longer.

Steve Fritel, second vice chairman (2003):  Serves as chairman of Governance Committee and as second vice chair of Executive Committee. Served as secretary-treasurer and on Executive, Capital, Governance, Corporate Risk, and Government Relations Committees. Director for Rugby (ND) Farmers Union Oil Co., former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Member Board. Currently a director of Envision. Former director of North Central Experiment Station Board of Visitors and North Dakota Farm and Ranch Business Management Advisory Board and member of numerous agricultural and cooperative organizations. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises spring wheat, barley, soybeans, edible beans and confection sunflower near Rugby, N.D. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Jerry Hasnedl (1995):  Serves on Government Relations and Corporate Risk Committees. Previously served as chairman, secretary-treasurer, and as chair of the Executive, CHS Foundation, and Capital Committees. Previous chairman of the former CHS Wheat Milling Defined Member Board. Serves on the Cooperative Network Board. Former director and secretary for St. Hilaire (Minn.) Cooperative Elevator and Northwest Grain. Member of American Coalition for Ethanol and Cooperative Network and serves on Minnesota Sunflower Research and Promotion Council. Earned associate’s degree in agricultural economics and has certification in advanced farm business management from Northland College, Thief River Falls, Minn. Operates a diverse operation near St. Hilaire, Minn., which includes small grains, soybeans, corn, sunflowers, malting barley, canola and alfalfa. Mr. Hasnedl’s principal occupation has been farming for the last five years or longer.

Alan Holm (2013): Serves as a member of the Capital and CHS Foundation Finance and Investment committees. Previously served two years on the CHS Resolutions Committee, including one as chairman. He has chaired the River Region Co-op for the past eight years and has served on the board for 20 years. Also served as chairman of the Southern Minnesota Co-op Directors’ Association and secretary of the Minnesota State Co-op Directors’ Association. In addition, also held leadership positions with the Brown County Farm Service Agency county committee, Ag Star Financial Services Advisory Board and Renville Co-op Transport. Raises corn, soybeans, sweet corn, peas and hay on 1,400 acres that has been in his family since 1870. Also raises a 50-head cow-calf herd. Holds an associate’s degree in machine tool technology from Mankato Technical College. Has participated in numerous cooperative and agriculture educational programs, along with being an active coach and leader in area youth baseball and softball programs. Mr. Holm's principal occupation has been farming for the last five years or longer.

David Johnsrud (2012):  Serves as a member of the Government Relations and Governance Committees. Serves as director and chairman for AgCountry Farm Credit Services. Serves on the Minnesota Farm Credit Legislative Committee, with three years as chairman. Served on the Farmers Union Oil and Prairie Lake Coop boards of directors, with 15 years as board secretary. Johnsrud served on the Mid-Minnesota Association Board, with terms as secretary and chairman, as well as on the State Directors’ Association, with terms as treasurer. Served on the CHS Annual Meeting Credentials Committee in 2000 and 2001 and on the Resolutions Committee in 2002 and 2003. In 2010 he completed the Farm Credit Services Premier Governance Series and became a Certified Director and is a 2010 graduate of Minnesota Agricultural Rural Leadership Class V. Farms in partnership with his brother and nephew. Mr. Johnsrud’s principal occupation has been farming for the last five years or longer.

David Kayser (2006):  Serves on Corporate Risk and CHS Foundation Finance and Investment Committees. Past chairman of South Dakota Association of Cooperatives and previously served on CHS Resolutions Committee. Former director and chairman for Farmer’s Alliance, Mitchell, S.D. Raises corn, soybeans and hay near Alexandria, S.D., and operates a cow-calf and feeder calf business. Mr. Kayser’s principal occupation has been farming for the last five years or longer.

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

Greg Kruger (2008):  Serves on Audit and CHS Foundation Finance and Investment Committees. Served on Capital and Government Relations Committees. Director, and previous chairman, of Countryside Cooperative, Durand, Wis., since its creation in 1998. Served two years each on the CHS Resolutions and CHS Rules and Credentials Committees. Serves a wide range of agricultural and local government roles, including as president of Trempealeau County Farm Bureau and chairman of the local Land Use Planning Committee. Operates an 80-cow dairy and crop enterprise near Eleva, Wis. Mr. Kruger’s principal occupation has been farming for the last five years or longer.

Edward Malesich (2011): Serves on Government Relations and Corporate Risk Committees. Served 12 years on the board of Rocky Mountain Supply Inc., Belgrade, Mont., and 18 years on one of its predecessor cooperatives. Has served for 13 years on the board of Northwest Farm Credit Services. Holds a bachelor’s degree in agricultural production from Montana State University. Raises Angus cattle, wheat, malt barley and hay near Dillon, Mont. Mr. Malesich’s principal occupation has been farming for the last five years or longer.

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

Daniel Schurr, secretary-treasurer (2006):  Serves on Executive Committee and is chairman of Audit Committee. Previously served as first vice chairman and on Government Relations and Corporate Responsibility Committees. Serves on Blackhawk Bank and Trust board and audit and trust committees. Served as director and officer for River Valley Cooperative of Mt. Joy, Iowa. Served eight years as director of Great River Bank and Trust. Former local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agricultural business from Iowa State University. Raises corn, soybeans, alfalfa and feed cattle near LeClaire, Iowa. Also owns a heavy equipment repair business in Bettendorf, Iowa. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

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

The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office:

•	The individual must be a member of CHS or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•
The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be up for re-election at the 2014 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	Open Seat
Region 1 (Minnesota)	Curt Eischens
Region 2 (Montana and Wyoming)	Ed Malesich
Region 3 (North Dakota)	Jon Erickson
Region 5 (Wisconsin, Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia)
Greg Kruger
Region 7 (Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Missouri, Mississippi, North Carolina, South Carolina, Tennessee)	Daniel Schurr
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Clinton J. Blew
_______________________________________

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as appointed by the Board of Directors.

Name	Age	Position
Carl Casale	53	President and Chief Executive Officer
Shirley Cunningham	54	Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy
Jay Debertin	54	Executive Vice President and Chief Operating Officer, Energy and Foods
Lynden Johnson	54	Executive Vice President, Country Operations
Timothy Skidmore	53	Executive Vice President and Chief Financial Officer
Lisa Zell	46	Executive Vice President, Business Solutions

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

Shirley Cunningham, Executive Vice President, Chief Operating Officer — Ag Business and Enterprise Strategy, leads our Ag business operations, including grain marketing, crop nutrients, agronomy and renewable fuels; and enterprise strategy functions. Ms. Cunningham joined CHS in 2013 and previously served as chief information officer for Monsanto Company and has more than 25 years experience in information technology and business management including leading global IT operations, acquisitions, IT research and development, strategic planning and enterprise initiatives. Serves on the Washington University School of Engineering board and the St. Louis children's museum, The Magic House board. Previously served on the AT&T advisory board. Holds a master's of business administration degree from Washington University, St. Louis, Missouri.

Jay Debertin, Executive Vice President and Chief Operating Officer — Energy and Foods, leads our diverse energy operations and processing and food ingredients. Mr. Debertin joined CHS in 1984 in our petroleum division and held a variety of positions in its energy marketing operations. Mr. Debertin was named vice president, Crude Oil Supply, in 1998 based in the Company’s Denver, Colorado, office. In 2001, he returned to St. Paul, Minn., with responsibilities including raw material supply, refining, pipelines and terminals, trading and risk management, and transportation and has held his current position since 2014. Mr. Debertin also serves as chairman of the board for National Cooperative Refinery Association and as a chairman for Ventura Foods. He earned a Bachelor’s degree in Economics from the University of North Dakota in 1982 and a Master’s of Business Administration degree from the University of Wisconsin - Madison in 1984.

Lynden Johnson, Executive Vice President — Country Operations, is responsible for the division delivering agricultural inputs, energy products, grain marketing, animal nutrition and sunflower processing and other farm supplies to producers through retail businesses in 16 states and Alberta, Canada. Before assuming his current role in September 2014, Mr. Johnson had been responsible for the Business Solutions operations including board planning and administration, Corporate Citizenship and the CHS Foundation, and CHS Aligned Solutions, along with subsidiaries CHS Insurance Group, CHS Hedging Inc. and CHS Capital. He served as the vice president of Business Solutions Consulting in 2008 and previously held the position of vice president, Member Services since 2005. Prior to joining CHS, he had a career managing cooperatives in North Dakota and Minnesota for 23 years. Serves as a board member for the CHS Pension Plan and is a fiduciary board member for the Co-op 401K Committee. Serves on the board of directors of CHS Capital and CHS Hedging. Holds a bachelor's degree in agricultural economics from North Dakota State University.

Timothy Skidmore, Executive Vice President and Chief Financial Officer, joined CHS in 2013 and is responsible for finance, accounting, strategic sourcing and insurance risk management. Previously served as vice president of finance and strategy for Campbell North America, Campbell's largest operating division. Joined Campbell as assistant treasurer in 2001 and held numerous leadership positions in finance including leading the cash management, corporate finance and international treasury functions. Served in various business unit chief financial officer roles including the U.S. soup, simple meals, beverages and international businesses where he was responsible for financial strategy, planning, reporting and balance sheet management. Prior to joining Campbell, spent 15 years at DuPont Co., holding a variety of financial leadership positions, including leading DuPont's finance function across Asia Pacific. Holds a bachelor's degree in risk management from the University of Georgia, and a Master of Business Administration degree in finance from Widener University, Chester, Pennsylvania.

Lisa Zell, Executive Vice President of Business Solutions, is responsible for leading programs and products that support cooperatives, agribusinesses and producers that are offered through CHS Aligned Solutions, CHS Capital, CHS Hedging and CHS Insurance. Ms. Zell joined CHS in 1999 as senior attorney after several years in private practice and a federal clerkship with the U.S. Court of Appeals Seventh Circuit. She was named senior vice president and general counsel in January 2011 and assumed her previous position, as executive vice president and general counsel, in January 2012. Ms. Zell serves on the boards of CHS Insurance Group and Ventura Foods, LLC, and chairs Ventura’s Corporate Responsibility Committee. She has earned a bachelor’s degree from St. Cloud (MN) State University and a law degree, with honors, from Drake University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of any class of our preferred stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (Commission). Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2014, and based further upon written representations received by us with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended: Mr. Skidmore was late in filing a Form 4 relating to a transaction in June 2014 and Mr. Hasnedl, Mr. Eischens, Mr. Johnsrud and Mr. Kayser were each late in filing a Form 4 relating to a transaction in August 2014.

Code of Ethics

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the Commission. This code of ethics applies to all of our directors, officers and employees. We will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning us at the following:

CHS Inc.
Attention: Malcolm McDonald
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077
(651) 355-6000

Audit Committee Matters

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Mr. Blew, Mr. Erickson, Mr. Kruger, and Mr. Schurr (Chairman), each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

We do not believe that any member of the Audit Committee of the Board of Directors is an "audit committee financial expert” as defined in the Sarbanes-Oxley Act of 2002 and rules and regulations thereunder. As a cooperative, our 17-member Board of Directors is nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must (i) be an active farmer or rancher, (ii) be a member of CHS or a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an "audit committee financial expert.”

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers (our "Named Executive Officers") for fiscal 2014:

Carl Casale        President and Chief Executive Officer
Timothy Skidmore    Executive Vice President and Chief Financial Officer
Mark Palmquist        Former Executive Vice President and Chief Operating Officer, Ag Business
Jay Debertin        Executive Vice President and Chief Operating Officer, Energy and Foods
John McEnroe        Executive Vice President, Country Operations
David Kastelic        Former Executive Vice President and Chief Financial Officer

As discussed elsewhere in this Compensation Discussion and Analysis, Mr. McEnroe has announced his intention to retire effective December 31, 2014. Mr. Kastelic retired on September 3, 2013 and Mr. Palmquist resigned on August 31, 2014.

CHS views employees as valued assets, and strives to provide total reward programs that are equitable and competitive within the market segments in which we compete, and within the framework of the CHS vision, mission and values. In this section, we will outline the compensation and benefit programs as well as the materials and factors used to assist us in making compensation decisions.

Compensation Philosophy and Objectives

The Governance Committee of our Board of Directors oversees the administration of, and the fundamental changes to, the executive compensation and benefits programs. The primary principles and objectives in compensating executive officers include:

•	Maintaining a strong external market focus in order to attract and retain top talent by:

•	Aligning pay structures and target total direct compensation at the market median of similarly situated companies

•	Obtaining applicable market data of similarly positioned companies

•	Maintaining reasonable internal pay equity among executives in order to allow for broad-based development opportunities in support of our talent management objectives

•	Driving strong business performance through annual and long-term incentive programs by:

•	Rewarding executives for company, business unit and individual performance

•	Aligning executive rewards with competitive returns to our member owners

•	Ensuring compensation components are mutually supportive and not contradictory

•	Aligning annual and long-term results with performance goals

•	Ensuring compliance with government mandates and regulations

Changes to our compensation plans for fiscal 2014 included changing our profit sharing and incentive plan performance measures to Return on Adjusted Equity ("ROAE"). This change was effective for fiscal 2014 for our Profit Sharing Plan and Annual Variable Pay Plan, and effective for the fiscal 2012 - 2014 Long-Term Incentive Plan. In addition, the Long-Term Incentive Plan was expanded to provide incentives for superior long-term performance that are more consistent with external benchmarks and are aligned with competitive returns to our member-owners.

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

Each year, the Governance Committee of the Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of the executive compensation programs. The Governance Committee, with input from a third party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs including the incentive plan goals for the Named Executive Officers. The third party consultant is chosen and hired directly by the Governance Committee to provide guidance regarding market competitive levels of base pay, annual variable pay and long-term incentive pay as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for the Chief Executive Officer (CEO). The data is shared with our Board of Directors which makes final decisions regarding the Chief Executive Officer's base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation other than the intention of being competitive with the external compensation market for comparable positions and being consistent with our compensation philosophy and objectives. The Governance Committee recommends to the Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards based on goal attainment. In turn, the Board of Directors communicates this pay information to the CEO. The CEO is not involved with the selection of the third party consultant and does not participate in, or observe, Governance Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained under “Components of Compensation”), with input from a third party consultant if necessary, the CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers and communicates base and incentive compensation levels to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31, of that year.

Components of Compensation

The executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2014 included a combination of any of the following sources: Hay Group Executive Remuneration Report, AonHewitt Total Compensation Measurement, Mercer US Executive Compensation Survey and Towers Watson Executive Compensation Databank. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 442 to 3,035, with an average of 1,034. In addition, in fiscal 2013 we retained Towers Watson to provide customized survey data from the Towers Watson Executive Compensation Databank, to include a subset consisting of 26 companies in the agribusiness, energy, fertilizer and food industries. Data for these companies included 25th, 50th and 75th percentile for base pay, total cash compensation (sum of base pay and annual variable pay), and total direct compensation (sum of base pay, annual variable pay and long-term incentive). Towers Watson also provided historical return on equity data for the same group of agribusiness, energy, fertilizer and food companies. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS' short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to compensation in comparable industries, companies and markets. We target the market median for base pay, target total cash and target total direct compensation, and 75th percentile for total direct compensation for above market performance.

The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation based on competitive market practice and internal equity considerations
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives	• Provides a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on adjusted equity performance levels	• Provides a direct link between employee pay and CHS’ profitability • Encourages proper expense control and containment
Long-Term Incentive Plans	Long-term performance based incentive for senior management to achieve predetermined triennial return on adjusted equity performance goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

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
Medical, dental, vision, life insurance and short-term disability benefits generally available to all full-time employees. Certain Officers, including our Named Executive Officers, also are eligible for executive long-term disability benefits
• With the exception of executive long-term disability, these benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
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

The CEO is responsible for this process for the other Named Executive Officers. The Governance Committee is responsible for this process for the CEO. Mr. Casale received a base pay increase of 9.8% as provided in his employment agreement effective January 1, 2014. The CHS Board of Directors approved the increase in order to maintain a competitive pay position to market. The other Named Executive Officers also received the following base salary increases in fiscal 2014: Timothy Skidmore 3.0%; Mark Palmquist 3.0%; Jay Debertin 3.0% and John McEnroe 3.0%.

Annual Variable Pay:

Each Named Executive Officer (other than Mr. Kastelic, who retired on September 3, 2014) was eligible to participate in our Annual Variable Pay Plan for our year ended August 31, 2014. Target award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program was based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components included return on adjusted equity (ROAE) goals for both CHS and the executive's business unit. The CHS threshold, target and maximum ROAE goals for fiscal 2014 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROAE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

CHS financial performance goals and award opportunities under our fiscal 2014 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Business Unit Performance Goal	Management Business Objectives	Percent of Target Award
Maximum	14% Return on Adjusted Equity	Threshold, Target and Maximum Return on Adjusted Equity goals vary by business unit but are consistent with and support company ROAE goals	Individual performance goals	200%
Target	10% Return on Adjusted Equity			100%
Threshold	8% Return on Adjusted Equity			20%
Below Threshold	<8% Return on Adjusted Equity			0%

The types and relative importance of specific financial and other business goals varies among executives depending upon their positions and the particular business unit for which they are responsible. Financial goals are given greater weight than other individual performance goals in determining individual awards.

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROAE goals and determines the CEO's individual goals. The weighting of the CEO's goals is 70% CHS total company ROAE and 30% principle accountabilities and individual goals. The CEO approves business unit ROAE goals and determines non-financial goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers is also 70% ROAE and 30% principle accountabilities and individual goals. The ROAE goals for the other Named Executive Officers are either total CHS, or combined CHS and business unit, depending on whether the executive is responsible for an operating group or not. The variable pay plan is designed such that if threshold non-financial and financial performance goals are achieved, the annual variable pay award would equal 20 percent of target awards; if target non-financial and financial performance goals are achieved, the award would equal 100% of target awards and if maximum non-financial and financial performance goals are achieved, the award would equal 200% of target awards.

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

For fiscal 2014, CHS achieved an ROAE of 21.7%. Annual variable pay payments for the Named Executive Officers are as follows:

Carl Casale	$2,475,000
Timothy Skidmore	$648,900
Mark Palmquist	$965,419
Jay Debertin	$888,560
John McEnroe	$865,200

Mr. Kastelic was not eligible and did not receive an Annual Variable Pay award for fiscal 2014.

Profit Sharing:

Each Named Executive Officer is eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and CHS profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS 401(k) plan account and Deferred Compensation Plan account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROAE achieved and are displayed in the following table:

Return On Adjusted Equity	Equates to Net Income for Fiscal 2014	Profit Sharing Award
14.0%	$698.2 Million	5%
12.0%	$602.0 Million	4%
10.0%	$505.7 Million	3%
9.0%	$457.6 Million	2%
8.0%	$409.5 Million	1%

In fiscal 2014 the maximum ROAE goal was reached.

Effective for fiscal 2015, the ROAE goals are:

Return On Adjusted Equity	Equates to Net Income for Fiscal 2015	Profit Sharing Award
14.0%	$826.1 Million	5%
12.0%	$720.9 Million	4%
10.0%	$615.8 Million	3%
9.0%	$563.2 Million	2%
8.0%	$510.6 Million	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encourage our Named Executive Officers to maximize long-term shareholder value, and retain key executives.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new performance period beginning every year. The LTIP is based on CHS ROAE over three-year periods. The CHS Board of Directors approves the LTIP ROAE goals.

During fiscal 2013 CHS utilized a third party consultant, Towers Watson, to conduct an assessment of total direct compensation in relation to Named Executive Officers below the CEO level, as discussed above under “Components of Compensation”. A separate study was conducted by Towers Watson at the request of the Corporate Responsibility Committee of the CHS Board of Directors to review CEO compensation. The committee reviewed the market data and concluded that the current compensation programs were not aligned with CHS’s compensation philosophy of paying target total cash and target total direct compensation. Therefore, the committee recommended and, the CHS Board of Directors approved to expand the CHS Long-Term Incentive Plan to provide additional award opportunity for above market performance between 14% and 20% ROAE. The table below defines the award potential by ROAE levels for the CHS Long-Term Incentive Plan.

Award opportunities for the fiscal 2012-2014 LTIP are expressed as a percentage of a participant's average salary for the three-year performance period. CHS must meet a three-year period threshold level of ROAE for LTIP to trigger a payout. The threshold, target, maximum and superior performance maximum ROAE goals for the fiscal 2012-2014 performance period were 8%, 10%, 14% and 20% respectively. Details for 2014 awards associated with the expanded plan are provided in the 2014 Grants of Plan-Based Awards table.

Performance Level	CHS Three Year ROAE	Percent of Target Award
Superior Performance Maximum	20%	400%
Maximum	14%	200%
Target	10%	100%
Threshold	8%	20%
Below Threshold	<8%	0%

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

For the fiscal year 2012-2014 performance period, CHS reached the superior performance maximum level ROAE for awards under the LTIP. Payments for the Named Executive Officers under the LTIP were as follows:

Carl Casale	$4,612,167
Timothy Skidmore	$1,272,600
Mark Palmquist	$1,875,146
Jay Debertin	$1,725,907
John McEnroe	$1,603,467
David Kastelic	$1,131,200

Retirement Benefits:

We provide the following retirement and deferral programs to executive officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

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

Investment Credits

We credit a Named Executive Officer's account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period. The minimum interest rate under the Pension Plan is 4.65% and the maximum is 10%.

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

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2014 of $27.3 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 30% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2014, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Casale, Mr. Skidmore, Mr. Debertin, and Mr. McEnroe participated in the elective portion of the Deferred Compensation Plan.

Benefits from the Deferred Compensation plan are primarily funded in a rabbi trust, with a balance as of August 31, 2014 of $103.2 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

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

Agreements with Named Executive Officers

On November 6, 2013 our Board of Directors approved a new employment and an amended and restated change in control agreement that supersede the employment and change in control agreements we entered into in November 2010 with Mr. Casale, our CEO. The new agreements, which became effective as of January 1, 2014, are described more fully in the narrative to the tabular disclosure below. Our prior employment agreement with Mr. Casale had an initial term expiring on December 31, 2013. Rather than extend that agreement, our Board of Directors decided to replace the agreement with a new employment agreement. The new agreement reflects an increase in Mr. Casale’s annual base salary from $901,800 for calendar 2013 to $990,000 effective as of January 1, 2014, and an increase in his maximum long-term incentive award from 250% to 500% of his average fiscal year-end base salary during the three-year performance period applicable to the award opportunity.  The amended and restated change in control agreement was entered into in order to reflect that the new employment agreement had been entered into.

Mr. Skidmore, our CFO, joined us in August 2013 and the terms of his employment provide for certain payments to Mr. Skidmore in respect of compensation earned from Mr. Skidmore's former employer during past periods but forfeited in order to accept employment with CHS due to vesting requirements and other restrictions. Specifically, Mr. Skidmore is entitled to receive three equal payments of $180,000 for forfeited restricted stock and three equal payments of $55,163 for forfeited incentives to be paid as follows: the first payments within 30 days of his start date; the second payments within 30 days after the first anniversary of start date and the third payments within 30 days after the second anniversary of the start date.

Also on November 6, 2013, we entered into a succession planning letter agreement with Mr. McEnroe, our Executive Vice President and Chief Operating Officer of Country Operations, under which he will be eligible to receive an incentive equal to one year's base salary upon completion of an agreed upon succession plan, which includes effective training and development of strong successors to his leadership team, an efficient and effective transition of his responsibilities at the time of his retirement to a successor candidate, and the successful performance of his duties and responsibilities through his retirement. We entered into this agreement with Mr. McEnroe as a succession management strategy, to ensure we would have strong leadership in place to assume Mr. McEnroe's responsibilities when needed. As we have previously announced, Mr. McEnroe will retire on December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)(2)(3)	Bonus (4)(5)	Non-Equity Incentive Plan Compensation (1)(2)(6)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(2)(7)	All Other Compensation (8-13)	Total
Carl Casale President and Chief Executive Officer	2014	$960,600	$—	7,087,167	$462,823	$274,987	$8,785,577
	2013	893,033	833,333	4,443,917	322,777	261,396	6,754,456
	2012	867,000	833,334	4,345,625	416,179	288,573	6,750,711
Timothy Skidmore Executive Vice President and Chief Financial Officer	2014	459,000	415,163	1,921,500	48,012	96,867	2,940,542
	2013	17,308		—	—	—	17,308

Mark Palmquist Executive Vice President and Chief Operating Officer, Ag Business	2014	682,840		2,840,565	532,974	123,856	4,180,235
	2013	663,000		1,462,582	177,531	146,819	2,449,932
	2012	643,708		1,772,169	589,377	136,099	3,141,353
Jay Debertin Executive Vice President and Chief Operating Officer, Energy and Foods	2014	628,524		2,614,467	514,096	132,524	3,889,611
	2013	610,233		1,708,653	222,526	120,186	2,661,598
	2012	590,720		1,606,033	569,614	118,673	2,885,040
John McEnroe Executive Vice President and Chief Operating Officer, Country Operations	2014	612,000		2,468,667	332,338	132,379	3,545,384
	2013	566,667		1,448,000	212,735	118,769	2,346,171

David Kastelic Retired Executive Vice President and Chief Financial Officer	2014	55,087		1,131,200	39,869	30,450	1,256,606
	2013	550,800		1,676,780	223,624	116,750	2,567,954
	2012	531,707		1,442,240	318,149	105,054	2,397,150

_______________________________________

(1)
Amounts reflect the gross salary and non-equity incentive plan compensation, and include any applicable deferrals. Mr. Casale deferred $2,254,500 in fiscal 2014; Mr. Skidmore deferred $30,900 in fiscal 2014; Mr. Debertin deferred $84,625 in fiscal 2014, $709,983 in fiscal 2013, $79,773 in fiscal 2012; and Mr. McEnroe deferred $309,600 in fiscal 2014, $415,000 in fiscal 2013.

(2)	Information on Mr. Skidmore and Mr. McEnroe includes compensation beginning in fiscal 2013, the first year in which they became Named Executive Officers.

(3)	Salary for Mr. Kastelic includes base pay and accrued paid time off that was paid upon retirement.

(4)	Includes payments of $833,333 and $833,334 in fiscal 2013 and fiscal 2012, respectively, to Mr. Casale, covering earned and forfeited compensation from previous employment.

(5)	Includes payment of $415,163 in fiscal 2014 to Mr. Skidmore, covering earned and forfeited compensation from previous employment.

(6)	Amounts include CHS fiscal 2012, fiscal 2013 and fiscal 2014 annual variable pay awards and fiscal 2010-2012, fiscal 2011-2013 and fiscal 2012-2014 long-term incentive awards.

(7)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers' benefit under their retirement program and nonqualified earnings, if applicable.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds. The following Named Executive Officers had above market earnings in fiscal 2014: Mr. Casale- $11,831; Mr. Skidmore- $27; Mr. Kastelic- $3,657; Mr. Palmquist- $6,951; Mr. Debertin- $11,866; Mr. McEnroe- $7,592 and above market earnings in fiscal 2013: Mr. Casale- $48,472; Mr. Kastelic- $47,454; Mr. Palmquist- $47,445; Mr. Debertin- $125,271; Mr. McEnroe- $53,702 and above market earnings in fiscal 2012: Mr. Casale- $24,900; Mr. Kastelic- $39,912; Mr. Palmquist- $42,397; Mr. Debertin- $112,743.

(8)
Amounts may include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel, event tickets and financial planning.

(9)	Includes fiscal 2014 executive LTD of $3,544 for all Named Executive Officers except Mr. Kastelic - $0.

(10)	Includes fiscal 2014 employee contributions to the CHS Inc. Deferred Compensation Plan: Mr. Casale- $254,261; Mr. Palmquist- $90,685; Mr. Debertin- $111,680; and Mr. Kastelic- $22,175.

(11)	Includes fiscal 2014 employee contribution to the CHS Inc. 401(k) Plan: Mr. Casale- $14,025; Mr. Skidmore- $10,819; Mr. Palmquist- $14,084; and Mr. Debertin $111,680.

(12)	Includes the following payment for Mr. Skidmore: fiscal 2014: $31,534 relocation expenses with a gross up value of $57,055.

(13)	Includes the following payment for Mr. Palmquist: fiscal 2014: executive physical $15,234

Agreements with Named Executive Officers

We have entered into a three-year employment and a one-year change in control agreement with Mr. Casale, our CEO, each effective January 1, 2014. These agreements replace employment and change in control agreements that we had previously entered into with Mr. Casale in November 2010. Copies of the new agreements were previously filed as Exhibits 10.1 and 10.2 to our Annual Report on Form 10-K for the year ended August 31, 2013. The employment agreement with Mr. Casale was entered into to clearly define the obligations of the parties with respect to employment matters as well as compensation and benefits provided to Mr. Casale upon termination of employment. Mr. Casale's change in control agreement was designed to help retain Mr. Casale, recognizing that change in control protections are commonly provided at comparable companies with which CHS competes for executive talent. Because of our cooperative ownership structure, CHS is in a position where a change of control is unlikely. However, we believe that this arrangement provides financial security to Mr. Casale and enhances his impartiality and objectivity in the case of a change in control in which he could potentially lose his position.

The severance pay and benefits to which Mr. Casale will be entitled if we terminate his employment without cause, if he terminates his employment for “good reason” or if there is change in control, are described below under the heading “Post Employment”.

Mr. Casale's employment agreement also provides that in the event of certain restatements of our financial results due to material noncompliance with financial reporting requirements, if our Board determines in good faith that compensation paid (or payable but not yet paid) to Mr. Casale was awarded or determined based on such material noncompliance, then we are entitled to recover from him (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement.

Mr. Skidmore, our CFO, joined us in August 2013. The severance payments to which Mr. Skidmore will be entitled if we terminate his employment without cause or if he terminates his employment for “good reason” are described below under the heading “Post Employment”. Other details of Mr. Skidmore's employment arrangement with us are described in the Compensation Discussion and Analysis above.

We have entered into a succession planning letter agreement with Mr. McEnroe, our Executive Vice President and Chief Operating Officer of Country Operations, under which he will be eligible to receive an incentive equal to one year's base salary upon completion of an agreed upon succession plan, which includes the effective training and development of strong successors to his leadership team, an efficient and effective transition of his responsibilities at the time of his retirement to a successor candidate, and the successful performance of his duties and responsibilities through his retirement. Mr. McEnroe intends to retire on December 31, 2014.

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

Fiscal 2014 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2014 for our CEO and the other Named Executive Officers as a group, excluding Mr. Kastelic because he did not have a full year of service in fiscal 2014 due to his retirement.

2014 Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold	Target	Maximum	Superior Performance Maximum
Carl Casale	9-1-14(1)	$247,500	$1,237,500	$2,475,000	$—
	9-1-14(2)	247,500	1,237,500	2,475,000	4,950,000
Timothy Skidmore	9-1-14(1)	64,890	324,450	648,900	—
	9-1-14(2)	64,890	324,450	648,900	1,297,800
Mark Palmquist	9-1-14(1)	96,542	482,710	965,419	—
	9-1-14(2)	96,542	482,710	965,419	1,930,838
Jay Debertin	9-1-14(1)	88,856	444,280	888,560	—
	9-1-14(2)	88,856	444,280	888,560	1,777,121
John McEnroe	9-1-14(1)	86,520	432,600	865,200	—
	9-1-14(2)	86,520	432,600	865,200	1,730,400
_______________________________________

(1)
Represents range of possible awards under our fiscal 2014 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2014 is included in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described under “Compensation Discussion and Analysis-Annual Variable Pay.”

(2)
Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2014-2016 performance period. Goals are based on achieving a three-year ROAE of 8%, 10% and 14% plus a potential award for superior 20% ROAE performance. Awards are earned over a three-year period and vest over an additional 28-month period. The Long-Term Incentive Plan is described under “Compensation Discussion and Analysis - Long-Term Incentive Plans."

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under Compensation, Discussion and Analysis. Specifics to the calculation of Mr. Casale's award are described under "Agreements with Named Executive Officers."

Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Carl Casale	CHS Inc. Pension Plan	3.6667	$67,117	$—
	SERP	3.6667	1,059,459	—
Timothy Skidmore	CHS Inc. Pension Plan	1.0000	—	—
	SERP	1.0000	47,985	—
Mark Palmquist(1)	CHS Inc. Pension Plan	35.0000	903,116	—
	SERP	35.0000	2,751,640	—
Jay Debertin	CHS Inc. Pension Plan	30.2500	732,328	—
	SERP	30.2500	1,800,572	—
John McEnroe(1)	CHS Inc. Pension Plan	35.5833	740,397	—
	SERP	35.5833	864,390	—
David Kastelic(1)	CHS Inc. Pension Plan	21.1667	455,561	455,561
	SERP	21.1667	827,566	827,566
_______________________________________

(1)
Mr. McEnroe is eligible for early retirement in both the CHS Inc. Pension Plan and the SERP. Mr. Kastelic and Mr. Palmquist were eligible for retirement under both plans at the time of retirement and resignation respectively.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers other than Mr. Skidmore are entitled to under the Pension Plan and SERP. Mr. Skidmore joined us in August 2013 and accordingly is not yet entitled to CHS Inc. Pension Plan benefits under this plan for one year.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the year ended August 31, 2014.

•	Discount rate of 3.90%

•	2014 Static Mortality Table for Annuitants/Non Annuitants per §1.430(h)(3)-1(e)

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

2014 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2),(4)
Carl Casale	$2,160,234	$2,437,702	$343,542	$—	$9,965,702
Timothy Skidmore	30,900	7,895	797	—	39,592
Mark Palmquist	—	989,266	213,322	—	5,742,353
Jay Debertin	84,625	955,028	493,358	2,221,544	9,140,647
John McEnroe	309,600	714,461	234,558	—	6,227,302
David Kastelic	—	800,710	137,509	2,573,081	2,341,332
____________________________________

(1)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(2)
Contributions are made by CHS into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2014 based on fiscal 2013 results. These results are also included in amounts reported in the fiscal 2014 Summary Compensation Table: Mr. Casale, $254,261; Mr. Palmquist, $90,685; Mr. Debertin, $111,680; Mr. McEnroe, $108,375; Mr. Kastelic, $0.

(3)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in 2014 that are also reflected in the Summary Compensation Table: Mr. Casale- $11,831; Mr. Skidmore- $27; Mr. Kastelic- $3,657; Mr. Palmquist- $6,951; Mr. Debertin- $11,866; Mr. McEnroe- $7,592.

(4)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive's career. Named Executive Officers may defer up to 30% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. The notional investment returns for the fiscal year were as follows: Vanguard Prime Money Market, .007% ; Vanguard Life Strategy income, 5.79%; Vanguard Life Strategy Conservative Growth, 6.37%; Vanguard Life Strategy Moderate Growth, 6.87%; Vanguard Life Strategy Growth, 7.44%; and the Fixed Rate was 4.00%.

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

Mr. Skidmore's term sheet provides for severance in the event his employment is terminated by us without cause, or by his with “good reason”, in the amount of one year of base pay and prorated annual variable pay.

All other Named Executive Officers are covered by a broad-based employee severance program which provides two weeks of pay per year of service with a 12 month cap.

In accordance with their years of service and current base pay levels, the Named Executive Officers' severance pay would have been as follows had they been terminated by us without cause or terminated their employment for good reason as of the last business day of fiscal 2014:

Carl Casale (1)(2)	$5,742,180
Timothy Skidmore (3)	$787,950
Mark Palmquist	$689,585
Jay Debertin	$634,686
John McEnroe	$618,000
David Kastelic (4)	$—
_______________________________________

(1)	Mr. Casale's post employment value includes the value of health and welfare insurance based on current monthly rates.

(2)
Mr. Casale's post employment value for the prorated portion of his unpaid annual variable pay award for the fiscal year in which the termination occurred assumes an annual variable pay award at target performance for the entire fiscal year.

(3)	Mr. Skidmore's post employment value assumes an annual variable pay award at target performance for the entire fiscal year.

(4)	Mr. Kastelic retired September 3, 2013 and received no severance.

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

Mr. Casale is also covered by a change in control agreement under which a “qualifying termination” entitles Mr. Casale to a severance payment equal to 2.5 times the sum of Mr. Casale's base salary and target annual incentive compensation award, welfare benefit continuation for a period of 30 months and outplacement fees not to exceed $30,000. In accordance with this agreement and his current base salary, Mr. Casale would have received the following payment had there been a "qualifying termination" of his employment on the last business day of fiscal 2014.

Mr. Casale (1)	$5,660,850
_______________________________________

(1)	This number includes the value of health insurance based on current monthly rates.

Director Compensation

Overview

The Board of Directors met formally eight times during the year ended August 31, 2014. Through August 31, 2014, each director was provided annual compensation of $69,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, and the First Vice Chairman, the Secretary-Treasurer receiving additional annual compensation of $3,600 and all board committee chairs receiving an additional annual compensation of $6,000. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board is exempt from this limit.

Further, in an effort to align the interests of the board and management, directors are eligible to participate in the deferred compensation plan. Other than direct contributions, company contributions are made based on ROAE to align the interest of directors, management and member-owners. The ROAE performance goals of 8% to 20% are the same as described in the Executive Long-Term Incentive plan, resulting in deferred compensation plan credits ranging from $5,000 to $100,000 as detailed on the following pages.

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

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2014 of $9.4 million. The Board of Director's intent is to fully fund benefits through the rabbi trust.

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

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. The deferral election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2014, the following directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Erickson, Mr. Hasnedl, Mr. Johnsrud, Mr. Knecht, Mr. Malesich, and Mr. Riegel.

Benefits are funded in a rabbi trust. The amount of deferred compensation plan rabbi trust reported elsewhere in this report includes amounts deferred by the directors.

Each year we will credit an amount to each Director's retirement plan account under the Deferred Compensation Plan. The amount that will be credited is based on CHS cumulative ROAE over a three-year period:

Amount Credited	ROAE Performance
$100,000 (Superior Performance)	20% Return on Adjusted CHS Equity
$50,000 (Maximum)	14% Return on Adjusted CHS Equity
$25,000 (Target)	10% Return on Adjusted CHS Equity
$5,000 (Minimum)	8% Return on Adjusted CHS Equity
$0	Below 8% Return on Adjusted CHS Equity

The fiscal 2014 credit to each director’s Retirement Plan Account was determined based on the ROAE for fiscal years 2012, 2013, and 2014 and is reflected in the Directors Compensation Table.

During fiscal 2013 the Executive Committee of the CHS Board of Directors utilized a third party consultant, Towers Watson, to conduct an assessment of the Board of Directors’ compensation program. The committee reviewed the market data and concluded that the current compensation programs were not aligned with the market. Based on the findings and an effort to align the Executive and Board of Director strategic goals and outcomes, the committee recommended and the CHS Board of Directors approved expansion of the three year cumulative ROAE performance goals which will provide additional contributions to each Director’s retirement plan account under the Deferred Compensation Plan for above market performance between 14% and 20% ROAE, beginning in fiscal 2014 (based on the fiscal 2012-2014 performance period). These goals and associated contribution levels align with CHS Long-Term Incentive Plan goals and related awards for superior performance in that the award for superior performance is four times the target award opportunity in both programs.

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

Upon leaving the Board during the fiscal year, a director's credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join the CHS Board during the fiscal year will receive credit for that partial fiscal year based on the actual ROAE for that fiscal year, prorated from the first of the month following the month in which the director joins the Board, to the end of the fiscal year.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash (1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)(5)	Total
Donald Anthony	$98,500	$9,977	$64,864	$173,341
Robert Bass	81,000	81,936	65,387	228,323
David Bielenberg	109,000	10,984	64,159	184,143
Clinton Blew	96,500	3,831	75,759	176,090
Dennis Carlson (6)	96,350	27,102	67,537	190,989
Curt Eischens	96,500	36,104	65,113	197,717
Jon Erickson	91,000	72	68,265	159,337
Steven Fritel	88,750	42,669	66,114	197,533
Jerry Hasnedl (6)	91,750	56	66,647	158,453
Alan Holm	69,250	—	13,602	82,852
David Johnsrud	93,000	46	47,918	140,964
David Kayser	89,500	27,228	74,490	191,218
Randy Knecht	80,000	20,325	65,355	165,680
Greg Kruger	89,500	15,851	71,878	177,229
Edward Malesich	92,000	57	64,763	156,820
Steve Riegel	83,000	11,213	64,769	158,982
Daniel Schurr	96,100	27,198	74,289	197,587
_______________________________________

(1)	Mr. Holm was elected to the Board effective December 5, 2013.

(2)
Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Erickson, $5,000; Mr. Hasnedl, $10,000; Mr. Johnsrud, $12,000; Mr. Knecht, $14,000; Mr. Malesich $30,000; Mr. Riegel, $6,000.

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

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the year: $162 for Mr. Bass; $32 for Mr. Bielenberg; $126 for Mr. Anthony, Mr. Blew, Mr. Carlson, Mr. Eischens, Mr. Kayser, and Mr. Kruger; $72 for Mr. Erickson; $14 for Mr. Fritel; $56 for Mr. Hasnedl; $104 for Mr. Knecht; $57 for Mr. Malesich; $84 for Mr. Riegel; $76 for Mr. Schurr.

(4)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums which are due to the number of dependents covered.

Health care premiums paid for directors include: $13,040 for Mr. Holm; $13,376 for Mr. Anthony, Mr. Bass, Mr. Bielenberg, Mr. Eischens, Mr. Hasnedl, Mr. Johnsrud, Mr. Knecht, Mr. Malesich, and Mr. Riegel; $14,500 for Mr. Fritel; $15,520 for Mr. Carlson; $16,644 for Mr. Erickson; $19,892 for Mr. Kruger; $23,160 for Mr. Blew, Mr. Kayser and Mr. Schurr.

(5)	All other compensation includes fiscal 2014 Director Retirement Plan Deferred Compensation Plan contributions: $0 for Mr. Holm; $33,333 for Mr. Johnsrud; and $50,000 for all other Board Members.

(6)
Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors will receive a monthly annuity upon retirement. The plan benefit was frozen as of August 31, 2011.

Compensation Committee Interlocks and Insider Participation

As noted above, the Board of Directors does not have a compensation committee. The Governance Committee recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our CEO. The CEO decides base compensation levels for the other Named Executive Officers with input from a third party consultant if necessary, and recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers

None of the directors are officers of CHS. See Item 13 for directors including Messrs. Eischens and Johnsrud who were a party to related person transactions.

Governance Committee Report

The Governance Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Steve Fritel, Chairman
Bob Bass
Dave Johnsrud
Steve Riegel

Compensation Risk Analysis

Our compensation policies and practices were reviewed by the appropriate corporate personnel in light of the requirements of Item 402(s) of Regulation S-K. A comprehensive risk assessment of our base and variable compensation programs was also conducted in fiscal 2010, and we continue ongoing reviews for risk. This assessment included a thorough review of all of our significant compensation components including base pay, annual variable pay, long-term incentive pay, and profit sharing. This review confirmed that our executive compensation program establishes an appropriate set of rewards for achieving our strategic, business and financial objectives without encouraging inappropriate risk-taking. Specifically, all of our incentive plans, including our long-term incentive plan, our short-term incentive plan and our profit sharing plan have established maximum levels of performance and payouts. In fiscal 2014, the LTIP design was modified with the ROAE superior performance maximum award payout moving from two times target award to four times target award, based on achievement of 20% ROAE superior performance. Therefore, the previous risk assessment remains adequate in ensuring all risks remain mitigated. All plans are performance based and in total are designed in such a manner as to limit unnecessary risk to CHS. As a result of our review and analysis, we have concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on CHS.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of our equity securities by each member of our Board of Directors, each of our named executive officers and all members of our Board of Directors and executive officers as a group as of September 15, 2014 is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Bielenberg	9,130	*	—	*
Donald Anthony	1,135	*	2,275	*
Robert Bass	120	*	—	*
Clinton J. Blew	—	*	—	*
Dennis Carlson (3)	60	*	—	*
Curt Eischens	120	*	107	*
Jon Erickson	300	*	—	*
Steve Fritel	880	*	—	*
Jerry Hasnedl	975	*	1,821	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
David Kayser	—	*	630	*
Randy Knecht (3)	863	*	—	*
Gregory Kruger	—	*	—	*
Edward Malesich	—	*	—	*
Steve Riegel	245	*	—	*
Daniel Schurr	—	*	—	*
Named Executive Officers:
Carl M. Casale	—	*	—	*
Jay Debertin (3)	1,200	*	—	*
Timothy Skidmore	—	*	200	*
John McEnroe	—	*	—	*
Mark Palmquist	400	*	—	*
David Kastelic	—	*	—	*
All other executive officers	700	*	—	*
Directors and executive officers as a group	16,128		6,683
_______________________________________

(1)	As of September 15, 2014, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)	As of September 15, 2014, there were 34,871,363 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 18,071,363 and 16,800,000 attributed to Series 1 and Series 2, respectively.

(3)	Includes shares held by spouse, children and Individual Retirement Accounts (IRA).

*	Less than 1%

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person who beneficially owns more than 5% of any class or series of our preferred stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2014, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 are shown below.

Name	Transactions with CHS	Patronage Dividends
Dennis Carlson	$221,133	$7,719
Curt Eischens	310,416	2,241
Jon Erickson	193,587	11,583
Jerry Hasnedl	1,443,631	54,830
David Johnsrud	2,173,316	47,286
David Kayser	1,304,562	20,594

Review, Approval or Ratification of Related Party Transaction

Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms as described above.

Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the Securities and Exchange Commission. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the Audit Committee of the Board of Directors. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officer or director or their family members have an interest. In addition, we have a written policy in regard to related persons, included in our Corporate Compliance Code of Ethics that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department.

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

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ:

Donald Anthony	Jon Erickson	Randy Knecht
Robert Bass	Steve Fritel	Greg Kruger
David Bielenberg	Jerry Hasnedl	Edward Malesich
Clinton J. Blew	Alan Holm	Steve Riegel
Dennis Carlson	David Kayser	Daniel Schurr

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

Board of Directors Role in Risk Oversight

It is senior management’s responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly developed and documented a Risk Identification and Assessment analysis for CHS, which covers eight broad categories of risk exposure. Each significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate to identify and evaluate key risks across the organization. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. From this evaluation process, the top enterprise level risks are identified and prioritized for each risk treatment strategy development projects that may be under taken. We continue to develop a formal Enterprise Risk Management program intended to support integration of the risk assessment discipline and controls into major decision making and business processes. The Corporate Risk Committee will be involved in developing and approving the Enterprise Risk Management framework, and will be responsible for evaluating its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee will meet jointly with the Audit Committee to discuss common financial risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Audit Fees (1)	$3,672	$2,919
Audit-related Fees (2)	1,341	373
Tax Fees (3)	25	43
All Other Fees (4)	31	—
Total	$5,069	$3,335
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits and due diligence on acquisitions.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

(4)	Includes fees related to other professional services performed for international entities.

In accordance with the CHS Inc. Audit Committee Charter, as amended, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

Our independent registered public accounting firm will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by our Audit Committee. Our Audit Committee approves, in advance, all non-audit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. Our Audit Committee approved 100% of the services listed above in advance.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses *	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2014	$94,589	$9,313	$(263)	$103,639
2013	111,785	(13,130)	(4,066)	94,589
2012	119,026	7,380	(14,621)	111,785

Valuation Allowance for Deferred Tax Assets
2014	$79,623	$40,095	$(8,209)	$111,509
2013	56,659	27,046	(4,082)	79,623
2012	47,599	12,404	(3,344)	56,659
*net of reserve adjustments

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 5, 2014 appearing on page F-1 in this Annual Report on Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 5, 2014

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
4.6
Amended and Restated Resolution of the Board of Directors of CHS Inc. Creating a Series of Preferred Equity to be Designated Class B Cumulative Redeemable Stock. (Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-190019), filed September 13, 2013).

4.7
Written Action of the Board of Directors of CHS Inc. Relating to the Terms of the Class B Cumulative Redeemable Preferred Stock, Series 1. (Incorporated by reference to our Registration Statement on Form S-1A (File No. 333-190019), filed September 13, 2013).

4.8
Form of Certificate Representing Class B Cumulative Redeemable Preferred Stock, Series 1. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079) filed September 20, 2013).

4.9
Unanimous Written Consent Resolution of the Board of Directors Relating to the Terms of the Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A (File No. 001-36079), filed March 5, 2014).

4.10
Form of Certificate Representing Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193891), filed February 26, 2014).

4.11
Unanimous Written Consent Resolution of the Board of Directors Relating to the Terms of the Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A (File No. 001-36079), filed September 10, 2014).

4.12
Form of Certificate Representing Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3. (Incorporated by reference to the Registrant’s Registration Statement on Form 8-A (File No. 001-36079), filed September 10, 2014).

10.1A	Employment Agreement between CHS Inc. and Carl M. Casale, dated November 22, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed November 22, 2010). (+)
10.1B
Employment Agreement between CHS Inc. and Carl M. Casale dated November 6, 2013. (Incorporated by reference to our Annual Report on Form 10-K for the year ended August 31, 2013, filed November 7, 2013). (+)

10.2
Amended and Restated Change in Control Agreement between CHS Inc. and Carl M. Casale dated November 6, 2013 (Incorporated by reference to our Annual Report on Form 10-K for the year ended August 31, 2013, filed November 7, 2013). (+)

10.3	Cenex Harvest States Cooperatives Supplemental Savings Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2000, filed November 22, 2000). (+)
10.3A	Amendment No. 3 to the CHS Inc. Supplemental Savings Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2006, filed July 12, 2006). (+)

10.4	CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013). (+)
10.5	CHS Inc. 2014 Annual Variable Pay Plan (*)(+)
10.6	CHS Inc. Long-Term Incentive Plan, Plan XII (*)(+)
10.7	Cenex Harvest States Cooperatives Share Option Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.7A	Amendment to Cenex Harvest States Share Option Plan, dated June 28, 2001. (Incorporated by reference to our Registration Statement on Form S-2 (File No. 333-65364), filed July 18, 2001). (+)
10.7B	Amendment No. 2 to Cenex Harvest States Share Option Plan, dated May 2, 2001. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.7C	Amendment No. 3 to Cenex Harvest States Share Option Plan, dated June 4, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.7D	Amendment No. 4 to Cenex Harvest States Share Option Plan, dated April 6, 2004. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.8	CHS Inc. Share Option Plan Option Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.9	CHS Inc. Share Option Plan Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.9A	Amendment No. 1 to the Trust Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2004, filed November 18, 2004). (+)
10.10	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.10A	Amendment No. 1 to the Nonemployee Director Retirement Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.10B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.11	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.12	CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003). (+)
10.12A	Amendment No. 1 to the CHS Inc. Special Supplemental Executive Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2008, filed April 9, 2008). (+)
10.13	Consulting Agreement between CHS Inc. and Patrick Kluempke, dated January 17, 2013. (Incorporated by reference to our Current Report on Form 8-K, filed April 3, 2013).
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

10.17C
Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010 filed January 11, 2011).

10.18	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.19	CHS Inc. Deferred Compensation Plan Master Plan Document (2011 Restatement). (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)
10.19A	Amendment No. 1 to Deferred Compensation Plan (2011 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.19B	Amendment No. 2 to Deferred Compensation Plan (2011 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
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

10.41
Custodian Agreement dated August 10, 2005 between Cofina Funding, LLC, as Issuer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.42
Servicing Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer Cofina Financial, LLC, as Servicer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.43	Series 2008-A Cofina Variable Funding Asset-Backed Note No. 4 (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.44
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.44A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.45
Note Purchase Agreement (Series 2010-A), dated as of December 23, 2010, among Cofina Funding, LLC, as Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, Cooperatieve Centrale Raiffeisen- Boerenleenbank, B.A. “Rabobank Nederland”, New York Branch, as Funding Agent, and the Financial Institutions from time to time parties thereto, as Committed Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.45A
Amendment No. 1 to Note Purchase Agreement (Series 2010-A) dated as of April 13, 2011 by and among Cofina Funding, LLC, as the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2011, filed July 8, 2011).

10.45B
Amendment No. 2 to Note Purchase Agreement (Series 2010-A) dated as of June 17, 2011 by and among Cofina Funding, LLC, as the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2011, filed July 8, 2011).

10.45C
Amendment No. 3 to Note Purchase Agreement (Series 2010-A) dated as of April 11, 2012, by and among Cofina Funding, LLC, as the Issuer, Nieuw Amsterdam Receivables Corporation, as the Conduit Purchaser, and Cooperatieve Centrale Raiffeisen-BoerenleenBank B.A., “Rabobank Nederland”, New York Branch, as the Funding Agent and as a Committed Purchaser. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.46
Note Purchase Agreement (Series 2008-A) dated as of November 21, 2008 among Cofina Funding, LLC, as Issuer, Victory Receivables Corporation, as the Conduit Purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Funding Agent for the Purchasers, and the Financial Institutions from time to time parties thereto (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.46A
Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).

10.46B
Amendment No. 2 to Note Purchase Agreement (Series 2008-A) dated November 20, 2009, by and among Cofina Funding, LLC as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-163608), filed December 9, 2009).

10.46C
Amendment No. 3 to Note Purchase Agreement (Series 2008-A) dated as of November 12, 2010, by and among Cofina Funding, LLC, as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).

10.46D
Amendment No. 4 to Note Purchase Agreement (Series 2008-A) dated as of December 23, 2010, by and among Cofina Funding, LLC, as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.46E
Amendment No. 5 to Note Purchase Agreement (Series 2008-A) dated as of April 13, 2011, by and among Cofina Funding, LLC, as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2011, filed July 8, 2011).

10.46F
Amendment No. 6 to Note Purchase Agreement (Series 2008-A) dated as of April 11, 2012, by and among Cofina Funding, LLC, as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

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

10.51A
Amendment No.4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.51B
Amendment No.5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

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

10.55
Succession Planning Letter Agreement between CHS Inc. and John McEnroe dated November 6, 2013. (Incorporated by reference to our Annual Report on Form 10-K for the year ended August 31, 2013, filed November 7, 2013) (+)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2014.

CHS INC.

By:	/s/ Carl M. Casale
Carl M. Casale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 5, 2014:

Signature	Title

/s/ Carl M. Casale	President and Chief Executive Officer (principal executive officer)
Carl M. Casale

/s/ Timothy Skidmore	Executive Vice President and Chief Financial Officer (principal financial officer)
Timothy Skidmore

/s/ Theresa Egan	Vice President, Accounting and Corporate Controller (principal accounting officer)
Theresa Egan

*	Chairman of the Board of Directors
David Bielenberg

*	Director
Don Anthony

*	Director
Robert Bass

*	Director
Clinton J. Blew

*	Director
Dennis Carlson

*	Director
Curt Eischens

*	Director
Jon Erickson

*	Director
Steve Fritel

*	Director
Jerry Hasnedl

*	Director
Alan Holm

*	Director
David Kayser

*	Director
Randy Knecht

*	Director
Greg Kruger

*	Director
Edward Malesich

*	Director
David Johnsrud

*	Director
Steve Riegel

*	Director
Dan Schurr

*By	/s/ Carl M. Casale
Carl M. Casale Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in equities, and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 5, 2014

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,133,207	$1,808,532
Receivables	2,988,563	2,935,478
Inventories	2,760,253	2,664,735
Derivative assets	603,933	499,890
Margin deposits	301,045	340,905
Supplier advance payments	331,345	398,441
Other current assets	279,304	262,779
Total current assets	9,397,650	8,910,760
Investments	923,227	765,946
Property, plant and equipment	4,031,023	3,171,404
Other assets	795,079	656,160
Total assets	$15,146,979	$13,504,270
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,159,473	$889,312
Current portion of long-term debt	156,836	156,612
Current portion of mandatorily redeemable noncontrolling interest	65,981	65,981
Customer margin deposits and credit balances	265,556	299,364
Customer advance payments	602,374	432,097
Checks and drafts outstanding	167,846	185,660
Accounts payable	2,208,211	2,416,038
Derivative liabilities	599,990	465,066
Accrued expenses	547,781	485,070
Dividends and equities payable	409,961	390,153
Total current liabilities	6,184,009	5,785,353
Long-term debt	1,299,664	1,450,420
Mandatorily redeemable noncontrolling interest	148,756	209,419
Long-term deferred tax liability	566,647	487,333
Other liabilities	481,059	418,998
Commitments and contingencies
Equities:
Preferred stock	1,190,177	319,368
Equity certificates	3,816,428	3,588,346
Accumulated other comprehensive loss	(156,757)	(156,867)
Capital reserves	1,598,660	1,380,361
Total CHS Inc. equities	6,448,508	5,131,208
Noncontrolling interests	18,336	21,539
Total equities	6,466,844	5,152,747
Total liabilities and equities	$15,146,979	$13,504,270

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2014	2013	2012
	(Dollars in thousands)
Revenues	$42,664,033	$44,479,857	$40,599,286
Cost of goods sold	41,016,798	42,706,205	38,588,143
Gross profit	1,647,235	1,773,652	2,011,143
Marketing, general and administrative	602,598	553,623	498,233
Operating earnings	1,044,637	1,220,029	1,512,910
(Gain) loss on investments	(114,162)	(182)	5,465
Interest, net	134,942	231,567	193,263
Equity (income) loss from investments	(107,446)	(97,350)	(102,389)
Income before income taxes	1,131,303	1,085,994	1,416,571
Income taxes	48,296	89,666	80,852
Net income	1,083,007	996,328	1,335,719
Net income attributable to noncontrolling interests	1,572	3,942	75,091
Net income attributable to CHS Inc.	$1,081,435	$992,386	$1,260,628

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended August 31
	2014	2013	2012
	(Dollars in thousands)
Net income	$1,083,007	$996,328	$1,335,719
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $8,410, $41,007 and $(21,710) in 2014, 2013 and 2012, respectively	13,759	63,116	(38,216)
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $1,251, $603 and $199 in 2014, 2013 and 2012, respectively	2,028	979	355
Cash flow hedges, net of tax expense (benefit) of $(8,883), $9,551 and $449 in 2014, 2013 and 2012, respectively	(14,407)	15,491	586
Foreign currency translation adjustment, net of tax expense (benefit) of $(783), $(2,383) and $(3,699) in 2014, 2013 and 2012, respectively	(1,270)	(3,866)	(5,855)
Other comprehensive income (loss), net of tax	110	75,720	(43,130)
Comprehensive income	1,083,117	1,072,048	1,292,589
Less: comprehensive income attributable to noncontrolling interests	1,572	3,942	75,091
Comprehensive income attributable to CHS Inc.	$1,081,545	$1,068,106	$1,217,498

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2011	$2,669,740	$24,324	$1,562	$319,368	$(174,876)	$1,075,474	$349,728	$4,265,320
Reversal of prior year patronage and redemption estimates	(278,553)					674,678		396,125
Distribution of 2011 patronage refunds	415,584					(676,250)		(260,666)
Redemptions of equities	(145,473)	(222)	(27)					(145,722)
Equities issued	29,155							29,155
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(78,602)	(78,602)
Purchase of noncontrolling interests					(14,581)	(82,138)	(337,145)	(433,864)
Other, net	(1,262)	(356)				958	8,910	8,250
Net income						1,260,628	75,091	1,335,719
Other comprehensive income (loss), net of tax					(43,130)			(43,130)
Estimated 2012 patronage refunds	591,143					(969,862)		(378,719)
Estimated 2012 equity redemptions	(195,999)							(195,999)
Balances, August 31, 2012	3,084,335	23,746	1,535	319,368	(232,587)	1,258,944	17,982	4,473,323
Reversal of prior year patronage and redemption estimates	(395,144)					969,862		574,718
Distribution of 2012 patronage refunds	595,022					(975,969)		(380,947)
Redemptions of equities	(193,142)	(232)	(39)					(193,413)
Equities issued	14,845		3,366					18,211
Preferred stock dividends						(24,544)		(24,544)
Distributions to noncontrolling interests							(1,442)	(1,442)
Other, net	(1,241)	(29)				1,068	1,057	855
Net income						992,386	3,942	996,328
Other comprehensive income (loss), net of tax					75,720			75,720
Estimated 2013 patronage refunds	427,155		129,462			(841,386)		(284,769)
Estimated 2013 equity redemptions	(101,293)							(101,293)
Balances, August 31, 2013	3,430,537	23,485	134,324	319,368	(156,867)	1,380,361	21,539	5,152,747
Reversal of prior year patronage and redemption estimates	(325,862)		(129,462)			841,386		386,062
Distribution of 2013 patronage refunds	422,670		131,661			(841,120)		(286,789)
Redemptions of equities	(99,204)	(229)	(176)					(99,609)
Equities issued	14,278			670,809				685,087
Capital equity certificates exchanged for preferred stock	(200,000)			200,000				—
Preferred stock dividends						(61,658)		(61,658)
Distributions to noncontrolling interests							(575)	(575)
Other, net	(1,034)		(227)			8,897	(4,200)	3,436
Net income						1,081,435	1,572	1,083,007
Other comprehensive income (loss), net of tax					110			110
Estimated 2014 patronage refunds	397,237		148,579			(810,641)		(264,825)
Estimated 2014 equity redemptions	(130,149)							(130,149)
Balances, August 31, 2014	$3,508,473	$23,256	$284,699	$1,190,177	$(156,757)	$1,598,660	$18,336	$6,466,844

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$1,083,007	$996,328	$1,335,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	267,167	241,791	219,632
Amortization of deferred major repair costs	45,070	34,847	33,641
(Income) loss from equity investments	(107,446)	(97,350)	(102,389)
Distributions from equity investments	79,685	62,761	75,468
Noncash patronage dividends received	(16,452)	(16,644)	(10,461)
(Gain) loss on sale of property, plant and equipment	3,316	(6,234)	(5,564)
(Gain) loss on investments	(114,162)	(182)	5,465
Unrealized (gain) loss on crack spread contingent liability	(19,217)	23,109	22,328
Long-lived asset impairment	74,452	—	—
Deferred taxes	(24,397)	92,717	58,624
Other, net	7,777	5,714	481
Changes in operating assets and liabilities, net of acquisitions:
Receivables	110,133	(105,899)	(376,860)
Inventories	(37,792)	557,331	(252,842)
Derivative assets	(123,132)	610,023	(185,930)
Margin deposits	39,861	812,616	(51,241)
Supplier advance payments	67,688	286,379	(131,636)
Other current assets and other assets	(19,694)	(36,749)	(38,913)
Customer margin deposits and credit balances	(34,051)	(509,548)	56,177
Customer advance payments	164,021	(260,449)	61,978
Accounts payable and accrued expenses	(164,616)	52,897	(167,025)
Derivative liabilities	134,925	(276,473)	111,481
Other liabilities	11,208	10,815	60,503
Net cash provided by (used in) operating activities	1,427,351	2,477,800	718,636
Cash flows from investing activities:
Acquisition of property, plant and equipment	(943,888)	(659,373)	(468,611)
Proceeds from disposition of property, plant and equipment	11,724	7,727	27,839
Expenditures for major repairs	(3,305)	(73,701)	(23,443)
Investments in joint ventures and other	(80,140)	(21,364)	(94,757)
Investments redeemed	138,485	13,021	12,112
Changes in notes receivable	(184,060)	211,935	19,040
Business acquisitions, net of cash acquired	(281,490)	(12,711)	(166,033)
Other investing activities, net	1,092	(492)	(342)
Net cash provided by (used in) investing activities	(1,341,582)	(534,958)	(694,195)
Cash flows from financing activities:
Changes in notes payable	247,639	85,910	(27,561)
Long-term debt borrowings	1,426	280,000	—
Principal payments on long-term debt	(157,770)	(113,583)	(96,619)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)	—
Payments for bank fees	—	(9,593)	(12,390)
Payments on crack spread contingent liability	(8,670)	—	—
Changes in checks and drafts outstanding	(17,815)	(20,392)	6,353
Distributions to noncontrolling interests	(575)	(1,442)	(78,602)
Preferred stock issued	702,979	—	—
Preferred stock issuance costs	(23,672)	(295)	—
Preferred stock dividends paid	(50,761)	(24,544)	(24,544)
Retirements of equities	(99,609)	(193,413)	(145,722)
Cash patronage dividends paid	(286,789)	(380,947)	(260,666)
Other financing activities, net	128	1,106	878
Net cash provided by (used in) financing activities	240,530	(443,174)	(638,873)
Effect of exchange rate changes on cash and cash equivalents	(1,624)	(5,165)	(9,224)
Net increase (decrease) in cash and cash equivalents	324,675	1,494,503	(623,656)
Cash and cash equivalents at beginning of period	1,808,532	314,029	937,685
Cash and cash equivalents at end of period	$2,133,207	$1,808,532	$314,029
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1        Summary of Significant Accounting Policies

Organization

CHS Inc. (CHS, we, us, our) is one of the nation’s leading integrated agricultural companies. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives (members) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock), which is listed on the NASDAQ Stock Market LLC (NASDAQ) under the symbol CHSCP; Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), which is listed on the NASDAQ under the symbol CHSCO; and Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), which is listed on the NASDAQ under the symbol CHSCN. During September 2014, we issued shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock), which is listed on the NASDAQ under the symbol CHSCM.

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

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11, and the subsequent amendments issued in ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," create new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and recognized derivative instruments. The disclosure requirements in this update were effective for our annual and interim reporting period beginning in fiscal 2014. The required disclosures have been included in Note 12, Derivative Financial Instruments and Hedging Activities.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the effects of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help improve the transparency of changes in other comprehensive income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective for our annual and interim reporting period beginning in fiscal 2014. The required disclosures have been included in Note 9, Equities.

Cash Equivalents

Cash equivalents includes short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The fair value of cash and cash equivalents approximates the carrying value because of the short maturity of the instruments.

Inventories

Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by us through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at our points of sale. The costs of certain energy inventories (wholesale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

refined products, crude oil and asphalt) are determined on the last-in, first-out (LIFO) method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out (FIFO) and average cost methods.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow hedges or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value. See Note 12, Derivative Financial Instruments and Hedging Activities and Note 13, Fair Value Measurements for additional information.

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

Supplier Advance Payments

Beginning in fiscal 2014, supplier advance payments are reported as a separate line item on our Consolidated Balance Sheets. Prior period amounts have been reclassified accordingly. Supplier advance payments primarily include amounts paid for in-transit grain purchases from suppliers and amounts paid to crop nutrient suppliers to lock in future supply and pricing.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets (15 to 20 years for land and land improvements; 20 to 40 years for buildings; 5 to 20 years for machinery and equipment; and 3 to 10 years for office and other). The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures for maintenance and minor repairs and renewals are expensed, while costs of major repairs and betterments are capitalized and amortized on a straight-line basis over the period of time estimated to lapse until the next major repair occurs. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage.

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

We have asset retirement obligations with respect to certain of our refineries and other assets due to various legal obligations to clean and/or dispose of the component parts at the time they are retired. In most cases, these assets can be used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for extended and indeterminate periods of time, as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe our refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or other asset, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that future cost.

We have other assets that we may be obligated to dismantle at the end of corresponding lease terms subject to lessor discretion for which we have recorded asset retirement obligations. Based on our estimates of the timing, cost and probability of removal, these obligations are not material.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included in other assets on our Consolidated Balance Sheets and are reviewed for impairment annually or more frequently if impairment conditions arise; and, if impaired, are written down to fair value. For goodwill, annual impairment testing occurs in our third quarter. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 2 to 30 years). We have no material intangible assets with indefinite useful lives.

We made certain immaterial acquisitions during the three years ended August 31, 2014, which were accounted for using the acquisition method of accounting. Operating results of the acquisitions were included in our consolidated financial statements since the respective acquisition dates. The respective purchase prices were allocated to the assets, liabilities and identifiable intangible assets acquired based upon the estimated fair values. The excess purchase prices over the estimated fair values of the net assets acquired have been reported as goodwill.

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

Income Taxes

CHS is a nonexempt agricultural cooperative and files a consolidated federal income tax return with our 80% or more owned subsidiaries. We are subject to tax on income from nonpatronage sources, non-qualified patronage distributions and undistributed patronage-sourced income. Income tax expense is primarily the current tax payable for the period and the change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective beginning with our fiscal year starting September 1, 2017. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2018.

Note 2        Receivables

Receivables as of August 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in thousands)
Trade accounts receivable	$2,153,929	$2,338,336
CHS Capital notes receivable	633,475	437,141
Other	304,798	254,590
	3,092,202	3,030,067
Less allowances and reserves	103,639	94,589
Total receivables	$2,988,563	$2,935,478

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economics status of, our customers. The carrying value of CHS Capital, LLC (CHS Capital) notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.

CHS Capital, our wholly-owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have maturity terms of 12-14 months and are reported at their outstanding principle balances, as CHS Capital holds these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of not more than 10 years, totaling $159.7 million and $127.7 million at August 31, 2014 and 2013, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2014 and 2013, the commercial notes represented 46% and 59%, respectively, and the producer notes represented 54% and 41%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to customers as long as there are no violations of any contractually established conditions. As of August 31, 2014, CHS Capital's customers have additional available credit of $1.1 billion.

Note 3        Inventories

Inventories as of August 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in thousands)
Grain and oilseed	$961,327	$1,133,555
Energy	875,719	742,194
Crop nutrients	374,023	293,370
Feed and farm supplies	448,454	407,023
Processed grain and oilseed	84,498	79,706
Other	16,232	8,887
Total inventories	$2,760,253	$2,664,735

As of August 31, 2014, we valued approximately 16% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or market (16% as of August 31, 2013). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $538.7 million and $652.6 million at August 31, 2014 and 2013, respectively.

Note 4        Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

During the first three quarters of fiscal 2014, we had a 24% interest in Horizon Milling, LLC and Horizon Milling, ULC, which were flour milling joint ventures with Cargill, Incorporated (Cargill) and were accounted for as equity method investments included in Corporate and Other. In our third quarter of fiscal 2014, we formed Ardent Mills LLC (Ardent Mills), a joint venture with Cargill and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. (Horizon Milling) assets and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of August 31, 2014, the carrying value of our investment in Ardent Mills was $198.4 million.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of August 31, 2014, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. As of August 31, 2014, the carrying value of our investment in Ventura Foods was $321.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TEMCO, LLC (TEMCO) is owned and governed by Cargill (50%) and CHS (50%). During the year ended August 31, 2012, we entered into an amended and restated agreement to expand the scope of the original agreement with Cargill. Pursuant to the terms of the agreement, CHS and Cargill each agreed to commit to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill's Tacoma, Washington facility will continue to be subleased to TEMCO. We account for TEMCO as an equity method investment included in our Ag segment. As of August 31, 2014, the carrying value of our investment in TEMCO was $68.4 million.

Note 5        Property, Plant and Equipment

A summary of property, plant and equipment as of August 31, 2014 and 2013 is as follows:

	2014	2013
	(Dollars in thousands)
Land and land improvements	$212,609	$169,022
Buildings	686,371	574,834
Machinery and equipment	4,558,485	4,195,523
Office and other	133,599	118,442
Construction in progress	1,018,011	480,703
	6,609,075	5,538,524
Less accumulated depreciation and amortization	2,578,052	2,367,120
Total property, plant and equipment	$4,031,023	$3,171,404

Depreciation expense for the years ended August 31, 2014, 2013 and 2012, was $253.3 million, $224.5 million and $199.8 million, respectively.

Note 6        Other Assets

Other assets as of August 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in thousands)
Goodwill	$158,696	$85,063
Customer lists, less accumulated amortization of $26,114 and $20,063, respectively	43,748	16,352
Trademarks and other intangible assets, less accumulated amortization of $29,587 and $25,982, respectively	11,706	19,124
Notes receivable	166,901	143,343
Long-term receivable	40,718	38,704
Prepaid pension and other benefits	186,342	187,270
Capitalized major maintenance	67,643	109,408
Other	119,325	56,896
	$795,079	$656,160

During the years ended August 31, 2014 and 2013, we had acquisitions which resulted in $72.9 million and $8.3 million of goodwill, respectively, for which we paid cash consideration of $281.5 million and $12.7 million, respectively. These acquisitions were primarily within our Ag segment and were not material, individually or in aggregate, to our consolidated financial statements. There were no dispositions resulting in a decrease to goodwill during fiscal 2014 and 2013.

During the years ended August 31, 2014 and 2013, intangible assets acquired totaled $38.8 million and $1.5 million, respectively, and were primarily within our Ag segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets amortization expense for the years ended August 31, 2014, 2013 and 2012, was $9.7 million, $10.0 million and $12.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$6,962
Year 2	6,610
Year 3	5,040
Year 4	3,828
Year 5	3,210
Thereafter	29,804
Total	$55,454

The capitalized major maintenance activity is as follows:

	Balance at Beginning of Year	Cost Deferred	Amortization	Write-Offs	Balance at End of Year
	(Dollars in thousands)
2014	$109,408	$3,305	$(45,070)	$—	$67,643
2013	70,554	73,701	(34,847)	—	109,408
2012	80,752	23,443	(33,641)	—	70,554

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2014.

Notes Payable

Notes payable as of August 31, 2014 and 2013, consisted of the following:

	Weighted-average Interest Rate
	2014	2013	2014	2013
			(Dollars in thousands)
Notes payable (a)	1.69%	2.00%	$840,699	$521,864
CHS Capital notes payable (b)	1.07%	1.23%	318,774	367,448
Total notes payable			$1,159,473	$889,312
_______________________________________

(a)
Our primary committed line of credit is a $2.5 billion five-year, unsecured revolving credit facility expiring in June 2018, with a syndication of domestic and international banks, with no amounts outstanding as of August 31, 2014. In October 2013, we entered into a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio) to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products. As of August 31, 2014 the full $250.0 million is outstanding.

Our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, have uncommitted lines of credit to finance their normal trading activities with $327.3 million outstanding as of August 31, 2014. In addition, other international subsidiaries had lines of credit totaling $263.1 million outstanding as of August 31, 2014, of which $39.0 million was collateralized.
We have two commercial paper programs totaling up to $125.0 million with two banks participating in the revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On August 31, 2014 we had no commercial paper outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Miscellaneous short-term notes payable totaled $0.3 million as of August 31, 2014.

(b)
Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has available credit totaling $350.0 million as of August 31, 2014, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.05% as of August 31, 2014. There were no borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2014.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.81% to 2.66% as of August 31, 2014. As of August 31, 2014, the total funding commitment under these agreements was $164.5 million, of which $17.6 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $102.8 million as of August 31, 2014, of which $64.6 million was borrowed under these commitments with an interest rate of 1.58%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2014, and are due upon demand. Borrowings under these notes totaled $236.6 million as of August 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

Long-term debt as of August 31, 2014 and 2013 consisted of the following:

	2014	2013
	(Dollars in thousands)
5.59% unsecured revolving term loans from cooperative and other banks, due in equal installments beginning in 2013 through 2018	$105,000	$135,000
6.18% unsecured notes $400 million face amount, due in equal installments beginning in 2014 through 2018	320,000	400,000
5.60% unsecured notes $60 million face amount, due in equal installments beginning in 2012 through 2018	32,308	41,539
5.25% unsecured notes $125 million face amount, due in equal installments beginning in 2011 through 2015	25,000	50,000
5.78% unsecured notes $50 million face amount, due in equal installments beginning in 2014 through 2018	40,000	50,000
4.00% unsecured notes $100 million face amount, due in equal installments beginning in 2017 through 2021	100,000	100,000
4.08% unsecured notes $130 million face amount, due in 2019 (a)	130,840	130,000
4.52% unsecured notes $160 million face amount, due in 2021	160,000	160,000
4.67% unsecured notes $130 million face amount, due in 2023 (a)	133,360	130,000
3.85% unsecured notes $80 million face amount, due in 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in 2025	100,000	100,000
4.82% unsecured notes $80 million face amount, due in 2026	80,000	80,000
4.71% unsecured notes $100 million face amount, due in 2033	100,000	100,000
Other notes and contracts with interest rates from 1.30% to 15.25% (b)	49,992	50,493
Total long-term debt	1,456,500	1,607,032
Less current portion	156,836	156,612
Long-term portion	$1,299,664	$1,450,420
_______________________________________

(a)
We have entered into interest rate swaps designated as fair value hedging relationships with these notes. Changes in the fair value of the swaps are recorded each period with a corresponding adjustment to the carrying value of the debt. See Note 12, Derivative Financial Instruments and Hedging Activities for more information.

(b)	Other notes and contracts payable of $14.3 million were collateralized on August 31, 2014.
As of August 31, 2014, the carrying value of our long-term debt approximated its fair value, based on quoted market prices of similar debt (a Level 2 classification in the fair value hierarchy).

Long-term debt outstanding as of August 31, 2014 has aggregate maturities, excluding fair value adjustments, as follows:

(Dollars in thousands)
2015	$156,836
2016	139,326
2017	149,852
2018	162,119
2019	150,622
Thereafter	693,545
Total	$1,452,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest, net for the years ended August 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	(Dollars in thousands)
Interest expense	$79,614	$99,271	$94,090
Interest - purchase of NCRA noncontrolling interests	70,843	149,087	113,184
Capitalized interest	(8,528)	(10,579)	(8,882)
Interest income	(6,987)	(6,212)	(5,129)
Interest, net	$134,942	$231,567	$193,263

Note 8        Income Taxes

The provision for income taxes for the years ended August 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(Dollars in thousands)
Current
Federal	$38,653	$(18,018)	$9,565
State	31,203	11,805	7,851
Foreign	2,837	3,162	4,812
	72,693	(3,051)	22,228
Deferred
Federal	(23,444)	92,102	66,707
State	(1,893)	1,685	1,617
Foreign	940	(1,070)	(9,700)
	(24,397)	92,717	58,624
Total	$48,296	$89,666	$80,852

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. Effective September 1, 2013, NCRA files as part of our consolidated income tax returns and, as such, these items are assessed in conjunction with our deferred tax assets when determining recoverability.

Domestic income before income taxes was $1.2 billion, $1.1 billion, and $1.4 billion for the years ended August 31, 2014, 2013 and 2012 respectively. Foreign activity made up the difference between the total income before income taxes and the domestic amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities as of August 31, 2014 and 2013 were as follows:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$76,255	$66,973
Postretirement health care and deferred compensation	83,346	57,130
Tax credit carryforwards	70,881	97,242
Loss carryforwards	53,793	57,174
Other	52,956	40,868
Deferred tax assets valuation	(111,509)	(79,623)
Total deferred tax assets	225,722	239,764
Deferred tax liabilities:
Pension	12,855	6,752
Investments	88,425	91,453
Major maintenance	26,020	31,960
Property, plant and equipment	576,007	529,101
Total deferred tax liabilities	703,307	659,266
Net deferred tax liabilities	$477,585	$419,502

We have total gross loss carry forwards of $247.8 million, of which $152.1 million will expire over periods ranging from fiscal 2015 to fiscal 2036. The remainder will carry forward indefinitely. NCRA’s gross state tax credit carry forwards for income tax are approximately $63.4 million and $88.1 million as of August 31, 2014, and 2013, respectively. During the year ended August 31, 2014, the valuation allowance for NCRA decreased by $8.0 million due to a change in the amount of state tax credits that are estimated to be utilized. NCRA’s valuation allowance is necessary due to the limited amount of taxable income it generates on an annual basis. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of August 31, 2014. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. During 2014, valuation allowances related to foreign operations increased by $39.9 million due to net operating loss carryforwards and other timing differences.

Our foreign tax credit of $5.6 million will expire on August 31, 2019 and our alternative minimum tax credit of $5.6 million will not expire. Our general business credits of $18.5 million, comprised primarily of low sulfur diesel credits, will begin to expire on August 31, 2026.

As of August 31, 2014, deferred tax assets of $86.5 million and $2.6 million were included in other current assets and other assets, respectively. As of August 31, 2013, net deferred tax assets of $39.3 million were included in other current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.6	0.9	0.5
Patronage earnings	(20.5)	(22.9)	(24.2)
Domestic production activities deduction	(10.0)	(8.5)	(3.5)
Export activities at rates other than the U.S. statutory rate	1.2	0.6	0.4
Valuation allowance	1.7	2.3	0.6
Tax credits	(3.1)	(0.5)	(1.3)
Non-controlling interests	—	(0.1)	(1.9)
Other	(1.6)	1.5	0.1
Effective tax rate	4.3%	8.3%	5.7%

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2006 through 2013 remain subject to examination, at least for certain issues.

We account for our income tax provisions in accordance with Accounting Standards Codification (ASC) Topic 740, Income Taxes, which prescribes a minimum threshold that a tax provision is required to meet before being recognized in our consolidated financial statements. This interpretation requires us to recognize in our consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. Reconciliation of the gross beginning and ending amounts of unrecognized tax benefits for the periods presented follows:

	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$67,271	$67,271	$67,271
Additions attributable to prior year tax positions	35,718	—	—
Reductions attributable to prior year tax positions	(9,867)	—	—
Reductions attributable to statute expiration	(20,941)	—	—
Balance at end of period	$72,181	$67,271	$67,271

During fiscal 2014, we increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes.

If we were to prevail on all tax positions taken relating to uncertain tax positions, all of the unrecognized tax benefits would benefit the effective tax rate. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. No amount was recognized in our Consolidated Statements of Operations for interest related to unrecognized tax benefits for the year ended August 31, 2014. For the years ended August 31, 2013 and 2012, we recognized $0.2 million and $0.2 million, respectively, for interest related to unrecognized tax benefits. We recorded no interest payable related to unrecognized tax benefits on our Consolidated Balance Sheets as of August 31, 2014 and $0.6 million as of August 31, 2013.

Note 9        Equities

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Total qualified patronage refunds for fiscal 2014 are estimated to be $662.1 million, with the cash portion estimated to be $264.8 million. The portion to be issued in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

form of non-qualified capital equity certificates is estimated to be $148.6 million. The actual patronage refunds and cash portion for fiscal years 2013, 2012, and 2011 were $841.1 million ($286.8 million in cash), $976.0 million ($380.9 million in cash), and $676.3 million ($260.7 million in cash), respectively.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal years 2014, 2013, and 2012 be added to our capital reserves.

Redemptions are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2014 that will be distributed in fiscal 2015, to be approximately $130.1 million. These expected distributions are classified as a current liability on the August 31, 2014 Consolidated Balance Sheet. For the years ended August 31, 2014, 2013 and 2012, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $99.6 million, $193.4 million and $145.7 million, respectively. Additionally, in fiscal 2014, we redeemed $200.0 million of patron's equities by issuing 6,752,188 shares of preferred stock in exchange for member's equity certificates.

Preferred Stock

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On August 31, 2014, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. During the year ended August 31, 2013, we amended the terms of our 8% Preferred Stock to provide that it may not be redeemed at our option until July 18, 2023.

On August 31, 2014, we had 18,071,363 shares of our Class B Series 1 Preferred Stock outstanding with a total redemption value of $451.8 million, excluding accumulated dividends. We issued 11,319,175 shares in September 2013, which yielded net proceeds of approximately $273.3 million after deducting the underwriting discount and offering expenses payable by us. In addition, we issued an additional 6,752,188 shares in August 2014, to redeem approximately $200.0 million of qualified equity certificates to eligible owners at a market price of $29.62 per share. Our Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. The Class B Series 1 Preferred Stock may be redeemed at our option beginning September 26, 2023.

In March 2014, we issued 16,800,000 shares of Class B Series 2 Preferred Stock with a total redemption value of $420.0 million excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.3 million. The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year until March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024, which are payable quarterly. Our Class B Series 2 Preferred Stock may not be redeemed at our option until March 31, 2024.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period. In September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock with a total redemption value of $492.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 3 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $477.0 million. The Class B Series 3 Preferred Stock is listed on the NASDAQ under the symbol CHSCM and accumulates dividends at a rate of 6.75% per year until September 30, 2024, and at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024, which are payable quarterly. Our Class B Series 3 Preferred Stock may not be redeemed at our option until September 30, 2024.

We made dividend payments on our Preferred Stock of $50.8 million, $24.5 million, and $24.5 million, during the years ended August 31, 2014, 2013 and 2012, respectively. As of August 31, 2014 we have no authorized but unissued shares of preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended August 31, 2014 and 2013 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2012	$(228,727)	$1,391	$(3,806)	$(1,445)	$(232,587)
Current period other comprehensive income (loss), net of tax	46,471	979	15,491	(3,866)	59,075
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	16,645	—	—	—	16,645
Net other comprehensive income (loss), net of tax	63,116	979	15,491	(3,866)	75,720
Balance as of August 31, 2013	$(165,611)	$2,370	$11,685	$(5,311)	$(156,867)
Current period other comprehensive income (loss), net of tax	(90)	2,028	(6,011)	(1,957)	(6,030)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	13,849	—	(8,396)	687	6,140
Net other comprehensive income (loss), net of tax	13,759	2,028	(14,407)	(1,270)	110
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments, and were recorded to net income. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts as disclosed in Note 10, Benefit Plans. In February 2014, interest rate swaps, which were previously accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest, net in the Consolidated Statement of Operations for the year ended August 31, 2014.

Noncontrolling Interests

As described in Note 17, Acquisitions, we have a firm commitment to purchase the remaining NCRA noncontrolling interests. The following table presents the effects of changes in our NCRA ownership interest on CHS Inc. equities for the years ended August 31, 2014, 2013, and 2012.

	2014	2013	2012
	(Dollars in thousands)
Net income attributable to CHS Inc.	$1,081,435	$992,386	$1,260,628
Transfers to noncontrolling interests:
Decrease in CHS Inc. capital reserves for purchase of noncontrolling interests	—	—	(82,138)
Changes from net income attributable to CHS Inc. and transfers to noncontrolling interests	$1,081,435	$992,386	$1,178,490

Note 10        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial information on changes in benefit obligation, plan assets funded and balance sheets status as of August 31, 2014 and 2013 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$641,284	$671,066	$36,225	$34,470	$45,542	$64,189
Service cost	30,417	31,387	860	721	1,729	2,936
Interest cost	29,900	25,445	1,660	1,316	1,918	2,275
Actuarial loss (gain)	1,973	12,819	393	3,455	(4,135)	(5,243)
Assumption change	57,406	(64,483)	2,421	(1,952)	1,425	(16,693)
Plan amendments	647	—	—	—	—	—
Medicare D	—	—	—	—	—	92
Benefits paid	(40,734)	(34,950)	(3,576)	(1,785)	(2,161)	(2,014)
Benefit obligation at end of period	$720,893	$641,284	$37,983	$36,225	$44,318	$45,542
Change in plan assets:
Fair value of plan assets at beginning of period	$730,628	$688,196	$—	$—	$—	$—
Actual gain (loss) on plan assets	106,531	53,582	—	—	—	—
Company contributions	25,700	23,800	3,576	1,785	2,161	2,014
Benefits paid	(40,734)	(34,950)	(3,576)	(1,785)	(2,161)	(2,014)
Fair value of plan assets at end of period	$822,125	$730,628	$—	$—	$—	$—
Funded status at end of period	$101,232	$89,344	$(37,983)	$(36,225)	$(44,318)	$(45,542)
Amounts recognized on balance sheet:
Non-current assets	$103,125	$89,930	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(3,222)	(3,051)	(2,787)	(2,919)
Non-current liabilities	(1,893)	(586)	(34,761)	(33,174)	(41,531)	(42,623)
Ending balance	$101,232	$89,344	$(37,983)	$(36,225)	$(44,318)	$(45,542)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$6,848	$7,794	$859	$1,088	$(592)	$(712)
Net (gain) loss	235,564	253,288	12,542	10,685	(7,573)	(5,415)
Ending balance	$242,412	$261,082	$13,401	$11,773	$(8,165)	$(6,127)

The accumulated benefit obligation of the qualified pension plans was $682.1 million and $605.6 million at August 31, 2014 and 2013, respectively. The accumulated benefit obligation of the non-qualified pension plans was $22.7 million and $20.1 million at August 31, 2014 and 2013, respectively.

The assumption changes for the years ended August 31, 2014 and 2013 were related to increases in and reductions to the discount rates for both CHS and NCRA qualified pension plans, respectively. The changes in the discount rates were due to changes in the yield curves for investment grade corporate bonds that CHS and NCRA have historically used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic benefit costs for the years ended August 31, 2014, 2013 and 2012 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$30,417	$31,387	$26,010	$860	$721	$279	$1,729	$2,936	$2,556
Interest cost	29,900	25,445	24,119	1,660	1,316	1,343	1,918	2,275	2,638
Expected return on assets	(47,655)	(49,728)	(40,904)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	—	—	—	—	—	—	—
Prior service cost (credit) amortization	1,593	1,597	1,831	229	228	228	(493)	(120)	(104)
Actuarial loss amortization	18,228	22,615	15,131	957	921	428	(180)	1,104	891
Transition amount amortization	—	—	—	—	—	—	—	562	936
Net periodic benefit cost	$32,483	$31,316	$26,187	$3,706	$3,186	$2,278	$2,974	$6,757	$6,917
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	4.80%	3.80%	5.00%	4.50%	4.25%	5.00%	3.75%	3.75%	4.75%
Expected return on plan assets	6.75%	7.25%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.85%	4.50%	4.50%	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Weighted-average assumptions to determine the benefit obligations:
Discount rate	4.00%	4.80%	3.80%	4.50%	4.50%	4.00%	4.60%	3.75%	3.75%
Rate of compensation increase	4.90%	4.85%	4.50%	4.80%	4.75%	4.75%	4.50%	4.50%	4.50%

The estimated amortization in fiscal 2015 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (benefit)	$1,648	$229	$(120)
Amortization of net actuarial (gain) loss	19,604	1,044	(421)

For measurement purposes, a 6.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2014. The rate was assumed to decrease gradually to 4.8% by 2026 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$390	$(370)
Effect on postretirement benefit obligation	5,000	(4,800)

We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $24.6 million, $22.9 million and $20.6 million, for the years ended August 31, 2014, 2013 and 2012, respectively.

We voluntarily contributed $25.7 million to qualified pension plans in fiscal 2014. Based on the funded status of the qualified pension plans as of August 31, 2014, we do not believe we will be required to contribute to these plans in fiscal 2015, although we may voluntarily elect to do so. We expect to pay $6.0 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
			Gross	Medicare D
	(Dollars in thousands)
2015	$35,797	$3,222	$2,787	$100
2016	44,287	721	2,911	100
2017	49,495	3,474	3,085	100
2018	49,844	1,461	3,222	100
2019	52,956	5,575	3,280	100
2020-2024	295,700	23,145	18,101	500

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

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. During fiscal 2013, the CHS pension plans' investment policy strategy was adjusted so that liabilities match assets, which was accomplished through changes to the asset portfolio mix to reduce volatility and de-risk the plan. Thus, the plans’ target allocation percentages were changed to 50% in fiscal 2013 for fixed income securities, and 50% in fiscal 2013 for equity securities. An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. We generally use long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our pension plans’ fair value measurements at August 31, 2014 and 2013 are as follows:

	2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$4,218	$—	$—	$4,218
Equities:
Mutual funds	84,830	66,485	—	151,315
Fixed income securities:
Mutual funds	138,458	488,526	1,749	628,733
Partnership and joint venture interests	—	28,157	9,492	37,649
Other	—	—	210	210
Total	$227,506	$583,168	$11,451	$822,125

	2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$667	$—	$—	$667
Equities:
Mutual funds	113,982	80,619	—	194,601
Fixed income securities:
Mutual funds	75,729	409,996	1,940	487,665
Partnership and joint venture interests	—	26,014	3,403	29,417
Other	—	—	18,278	18,278
Total	$190,378	$516,629	$23,621	$730,628

Definitions for valuation levels are found in Note 13, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following tables set forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended August 31, 2014 and 2013:

	2014
	Mutual Funds	Partnership and Joint Venture Interests	Real Estate Funds	Hedge Funds	Total
	(Dollars in thousands)
Balances at beginning of period	$1,940	$3,403	$18,156	$122	$23,621
Unrealized gains (losses)	(3)	118	543	5	663
Realized gains (losses)	79	187	—	—	266
Sales	(12)	—	(18,604)	(14)	(18,630)
Purchases	—	5,784	2	—	5,786
Transfers out of level 3	(255)	—	—	—	(255)
Total	$1,749	$9,492	$97	$113	$11,451

	2013
	Mutual Funds	Partnership and Joint Venture Interests	Real Estate Funds	Hedge Funds	Total
	(Dollars in thousands)
Balances at beginning of period	$1,868	$—	$16,257	$127	$18,252
Unrealized gains (losses)	(4)	—	1,894	7	1,897
Realized gains (losses)	82	—	(10)	—	72
Sales	(12)	—	—	(12)	(24)
Purchases	—	3,403	15	—	3,418
Transfers into level 3	6	—	—	—	6
Total	$1,940	$3,403	$18,156	$122	$23,621

We are one of approximately 400 employers that contribute to the Co-op Retirement Plan (Co-op Plan), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in the Co-op Plan for the years ended August 31, 2014, 2013, and 2012 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$2,079	$2,095	$1,885	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

The Pension Protection Act of 2006 (PPA) does not apply to the Co-op Plan because it is covered and defined as a single-employer plan. There is a special exemption for cooperative plans defining them under the single-employer plan as long as the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employer. The most recent financial statements available in 2014 and 2013 are for the Co-op Plan's year-end at March 31, 2013 and 2012, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal years 2014, 2013 and 2012.

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

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the years ended August 31, 2014, 2013 and 2012 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2014:
Revenues	$14,319,979	$28,894,816	$70,707	$(621,469)	$42,664,033
Cost of goods sold	13,364,872	28,273,515	(120)	(621,469)	41,016,798
Gross profit	955,107	621,301	70,827	—	1,647,235
Marketing, general and administrative	154,992	379,714	67,892	—	602,598
Operating earnings	800,115	241,587	2,935	—	1,044,637
(Gain) loss on investments	—	(1,949)	(112,213)	—	(114,162)
Interest, net	68,434	56,544	9,964	—	134,942
Equity (income) loss from investments	(4,014)	(22,279)	(81,153)	—	(107,446)
Income before income taxes	$735,695	$209,271	$186,337	$—	$1,131,303
Intersegment revenues	$(577,539)	$(43,930)	$—	$621,469	$—
Goodwill	$1,165	$150,633	$6,898	$—	$158,696
Capital expenditures	$564,104	$329,664	$50,120	$—	$943,888
Depreciation and amortization	$133,757	$122,132	$11,278	$—	$267,167
Total identifiable assets	$4,601,122	$6,657,840	$3,888,017	$—	$15,146,979
For the year ended August 31, 2013:
Revenues	$12,982,293	$31,909,791	$69,238	$(481,465)	$44,479,857
Cost of goods sold	11,846,458	31,341,453	(241)	(481,465)	42,706,205
Gross profit	1,135,835	568,338	69,479	—	1,773,652
Marketing, general and administrative	172,136	312,616	68,871	—	553,623
Operating earnings	963,699	255,722	608	—	1,220,029
(Gain) loss on investments	—	(27)	(155)	—	(182)
Interest, net	148,366	71,597	11,604	—	231,567
Equity (income) loss from investments	(1,357)	(15,194)	(80,799)	—	(97,350)
Income before income taxes	$816,690	$199,346	$69,958	$—	$1,085,994
Intersegment revenues	$(481,465)	$—	$—	$481,465	$—
Goodwill	$1,165	$77,000	$6,898	$—	$85,063
Capital expenditures	$452,859	$198,892	$7,622	$—	$659,373
Depreciation and amortization	$120,447	$105,654	$15,690	$—	$241,791
Total identifiable assets	$4,409,594	$6,146,547	$2,948,129	$—	$13,504,270
For the year ended August 31, 2012:
Revenues	$12,816,542	$28,181,445	$68,882	$(467,583)	$40,599,286
Cost of goods sold	11,514,463	27,544,040	(2,777)	(467,583)	38,588,143
Gross profit	1,302,079	637,405	71,659	—	2,011,143
Marketing, general and administrative	155,786	273,757	68,690	—	498,233
Operating earnings	1,146,293	363,648	2,969	—	1,512,910
(Gain) loss on investments	4,008	1,049	408	—	5,465
Interest, net	122,302	57,915	13,046	—	193,263
Equity (income) loss from investments	(7,537)	(22,737)	(72,115)	—	(102,389)
Income before income taxes	$1,027,520	$327,421	$61,630	$—	$1,416,571
Intersegment revenues	$(467,583)	$—	$—	$467,583	$—
Capital expenditures	$294,560	$168,825	$5,226	$—	$468,611
Depreciation and amortization	$109,496	$92,538	$17,598	$—	$219,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have international sales, which are predominantly in our Ag segment. The following table represents our product sales, based on the geographic locations in which the sales originated, for the years ended August 31, 2014, 2013 and 2012:

	2014	2013	2012
	(Dollars in millions)
North America	$37,947	$39,918	$37,503
South America	2,119	2,511	1,444
Europe, the Middle East and Africa (EMEA)	1,594	1,040	1,064
Asia Pacific (APAC)	642	680	290
	$42,302	$44,149	$40,301

Note 12        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow or fair value hedges as described below. Derivative instruments are recorded on our Consolidated Balance Sheets at their fair values as described in Note 13, Fair Value Measurements.

The following tables present the gross amounts of derivative assets, derivative liabilities, and margin deposits (cash collateral) recorded on the Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with U.S. GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under ASC Topic 210-20, Balance Sheet - Offsetting; or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	August 31, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$597,210	$—	$42,229	$554,981
Foreign exchange derivatives	2,523	—	1,174	1,349
Interest rate derivatives - hedge	4,200	—	—	4,200
Total	$603,933	$—	$43,403	$560,530
Derivative Liabilities:
Commodity and freight derivatives	$597,612	$2,504	$42,229	$552,879
Foreign exchange derivatives	2,248	—	1,174	1,074
Interest rate derivatives - non-hedge	130	—	—	130
Total	$599,990	$2,504	$43,403	$554,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	August 31, 2013
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$468,673	$—	$53,107	$415,566
Foreign exchange derivatives	7,079	—	957	6,122
Interest rate derivatives - hedge	24,135	—	—	24,135
Interest rate derivatives - non-hedge	3	—	3	—
Total	$499,890	$—	$54,067	$445,823
Derivative Liabilities:
Commodity and freight derivatives	$458,893	$1,591	$53,107	$404,195
Foreign exchange derivatives	5,925	—	957	4,968
Interest rate derivatives - non-hedge	248	—	3	245
Total	$465,066	$1,591	$54,067	$409,408

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not designated as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2014, 2013, and 2012.

	Location of Gain (Loss)	2014	2013	2012
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$210,164	$(482,352)	$311,167
Foreign exchange derivatives	Cost of goods sold	(5,595)	(452)	(5,219)
Interest rate derivatives	Interest, net	114	300	206
Total		$204,683	$(482,504)	$306,154

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of August 31, 2014 and 2013, we had the following outstanding purchase and sale contracts:

	2014		2013
	Purchase Contracts	Sale Contracts	Purchase Contracts	Sale Contracts
	(Units in thousands)
Grain and oilseed - bushels	665,690	938,140	521,979	806,295
Energy products - barrels	27,754	50,450	12,626	21,312
Soy products - tons	37	1,212	24	847
Crop nutrients - tons	1,613	1,607	968	1,050
Ocean and barge freight - metric tons	5,423	4,005	1,225	151
Rail freight - rail cars	321	186	220	43
Livestock - pounds	—	46,280	—	17,280

Foreign Exchange Contracts:

We conduct essentially all of our business in U.S. dollars, except for some grain marketing transactions primarily in South America and Europe, and purchases of products from Canada. We had minimal risk regarding foreign currency fluctuations during fiscal 2014 and in prior years, as substantially all international sales were denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of August 31, 2014, we had $2.5 million included in derivative assets and $2.2 million included in derivative liabilities associated with foreign currency contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate Contracts:

CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $5.0 million expiring at various times through fiscal 2018, with $0.4 million of the notional amount expiring during fiscal 2015. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2014 was approximately 5.6%.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of August 31, 2014 and 2013, we have certain derivatives designated as cash flow hedges. As of August 31, 2014 we have certain derivatives designated as fair value hedges.

Interest Rate Contracts:

In fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that were terminated in February 2014 as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest, net in the Consolidated Statement of Operations for the year ended August 31, 2014.

In fiscal 2014, we entered into interest rate swaps with a notional amount of $260.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During fiscal 2014 we recorded offsetting fair value adjustments of $4.2 million, with no ineffectiveness recorded in earnings.

Note 13        Fair Value Measurements

ASC Topic 820, Fair Value Measurement defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair values of readily marketable inventories, derivative contracts and certain other assets, based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value, and our assessment of relevant instruments within those levels is as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recurring fair value measurements at August 31, 2014 and 2013 are as follows:

	2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$921,554	$—	$921,554
Commodity and freight derivatives	78,590	518,620	—	597,210
Interest rate swap derivatives	—	4,200	—	4,200
Foreign currency derivatives	2,523	—	—	2,523
Deferred compensation assets	83,217	—	—	83,217
Other assets	8,778	—	—	8,778
	$173,108	$1,444,374	$—	$1,617,482
Liabilities:
Commodity and freight derivatives	$117,690	$479,922	$—	$597,612
Interest rate swap derivatives	—	130	—	130
Foreign currency derivatives	2,248	—	—	2,248
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	114,917	114,917
	$119,938	$480,052	$114,917	$714,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,203,383	$—	$1,203,383
Commodity and freight derivatives	58,441	410,233	—	468,674
Interest rate swap derivatives	—	24,139	—	24,139
Foreign currency derivatives	6,894	185	—	7,079
Deferred compensation assets	105,936	—	—	105,936
Other assets	8,148	—	—	8,148
	$179,419	$1,637,940	$—	$1,817,359
Liabilities:
Commodity and freight derivatives	$59,184	$399,710	$—	$458,894
Interest rate swap derivatives	—	248	—	248
Foreign currency derivatives	5,925	—	—	5,925
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	134,134	134,134
	$65,109	$399,958	$134,134	$599,201

Readily marketable inventories — Our readily marketable inventories primarily include grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories that are stated at fair values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. We estimate the fair market values of these inventories included in Level 2 primarily based on exchange quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.
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
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests — The fair value of the contingent consideration liability was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
Item	August 31, 2014	Valuation Technique	Unobservable Input	(Weighted Average)
(Dollars in thousands)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$114,917	Adjusted Black-Scholes option pricing model	Forward crack spread margin on August 31, 2014 (a)	$13.58-$17.07 ($15.64)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	132.37%
			Risk-free interest rate (d)	0.09-0.94% (0.53%)
			Expected life - years (e)	1.00-3.00 (2.07)
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
The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended August 31, 2014 and 2013:

	Level 3 Liabilities
	Accrued Liability for Contingent Crack Spread Payments Related to Purchase of Noncontrolling Interests
	2014	2013
	(Dollars in thousands)
Balance - beginning of year	$134,134	$127,516
Amounts currently payable	—	(16,491)
Total (gains) losses included in cost of goods sold	(19,217)	23,109
Balance - end of year	$114,917	$134,134

Note 14        Commitments and Contingencies

Environmental

We are required to comply with various environmental laws and regulations incidental to our normal business operations. In order to meet our compliance requirements, we establish reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold and marketing, general and administrative in our Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, management believes any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Contingencies

In May 2013, we initiated a voluntary recall of certain soy protein products produced at our Ashdod, Israel facility following one customer's report to us of a positive test result for salmonella in product purchased from us. We notified applicable food safety regulators, including the Israel Ministry of Health and the U.S. Food and Drug Administration, of both the positive test result and our determination to conduct a voluntary recall. We have received no reports of salmonella-related illness in relation to the recalled products. We estimate our claims loss associated with this recall to be $18.0 million. As of August 31, 2014, $11.5 million of claims had been settled. We maintain product liability and general liability insurance (which includes product liability coverage), which we believe will offset some related product liability expenses. However, as of August 31, 2014, no insurance recoveries have been recorded related to this incident.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $105.2 million was outstanding on August 31, 2014. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2014.

Credit Commitments

CHS Capital has commitments to extend credit to customers as long as there is no violation of any condition established in the contracts. As of August 31, 2014, CHS Capital’s customers have additional available credit of $1.1 billion.

Lease Commitments

We are committed under operating lease agreements for approximately 3,000 rail cars with remaining terms of one to 12 years. In addition, we have commitments under other operating leases for various refinery, manufacturing and transportation equipment, vehicles and office space. Some leases include purchase options at not less than fair market value at the end of the lease terms.

Total rental expense for all operating leases was $91.8 million, $81.5 million and $74.6 million for the years ended August 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum future lease payments required under noncancelable operating leases as of August 31, 2014 were as follows:

	Rail Cars	Vehicles	Equipment and Other	Total
	(Dollars in thousands)
2015	$24,329	$15,344	$61,653	$101,326
2016	23,286	10,568	40,635	74,489
2017	21,926	7,761	36,286	65,973
2018	17,027	5,309	28,349	50,685
2019	11,682	2,406	20,102	34,190
Thereafter	11,261	1,791	90,039	103,091
Total minimum future lease payments	$109,511	$43,179	$277,064	$429,754

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements. Minimum future payments required under these agreements as of August 31, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$485,739	$68,008	$124,367	$87,809	$205,555

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at August 31, 2014, was $415.0 million. Total payments under these arrangements were $65.5 million, $62.4 million and $47.8 million for the years ended August 31, 2014, 2013 and 2012, respectively.

Note 15        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$161,213	$256,538	$155,888
Income taxes	23,363	23,228	27,671
Other significant noncash investing and financing transactions:
Capital equity certificates redeemed with preferred stock	200,000	—	—
Capital equity certificates issued in exchange for Ag acquisitions	14,278	18,211	29,155
Accrual of dividends and equities payable	409,961	390,153	578,809
Assets contributed to Ardent Mills joint venture	205,040	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16        Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2014, 2013 and 2012, respectively, and balances as of August 31, 2014 and 2013, respectively, are as follows:

	2014	2013	2012
	(Dollars in thousands)
Sales	$3,247,197	$2,963,468	$2,185,348
Purchases	1,648,030	1,535,176	1,143,285

	2014	2013
	(Dollars in thousands)
Receivables	$16,737	$25,159
Payables	43,361	31,485

The related party transactions were primarily with TEMCO, Horizon Milling, Ardent Mills and Ventura Foods.

Note 17        Acquisitions

During the year ended August 31, 2014, we paid $281.5 million in consideration to acquire various businesses that related primarily to our Ag segment. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements. Included among these transactions was the acquisition of Illinois River Energy LLC, which operates an ethanol plant that will expand our grain origination opportunities and increase renewable fuels capacity. Additionally, we acquired the fertilizer business and assets of Terral RiverService, a transportation service company specializing in the bulk storage and handling of dry and liquid materials along the Mississippi River system, the Gulf Intracoastal Waterway and inland waterways of Louisiana and southern Arkansas. See Note 6, Other Assets for information about the amounts of goodwill and intangible assets recorded as a result of these transactions.

NCRA
On November 29, 2011, our Board of Directors approved a stock transfer agreement, dated as of November 29, 2011, between us and GROWMARK, Inc. (Growmark), and a stock transfer agreement, dated as of November 29, 2011, between us and MFA Oil Company (MFA). Pursuant to these agreements, we began to acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.571% of NCRA’s outstanding capital stock. Prior to the first closing, we owned the remaining approximately 74.429% of NCRA’s outstanding capital stock as of August 31, 2012 and accordingly, upon completion of the acquisitions contemplated by these agreements, NCRA will be a wholly-owned subsidiary. As of August 31, 2014, our ownership was 84.0% and with the closing in September 2014, our ownership increased to 88.9%.

Pursuant to the agreement with Growmark, we will acquire stock representing approximately 18.616% of NCRA’s outstanding capital stock in four separate closings held or to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which has been paid at each of the first three closings, and $111.4 million of which will be paid at the final closing). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

Pursuant to the agreement with MFA, we will acquire stock representing approximately 6.955% of NCRA’s outstanding capital stock in four separate closings held or to be held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which has been paid at each of the first three closings, and $41.6 million of which will be paid at the final closing). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As all conditions associated with the purchase have been met, we have accounted for this transaction as a forward purchase contract which required recognition in the first quarter of fiscal 2012 in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. As a result, we are no longer including the noncontrolling interests related to NCRA as a component of equity. Instead, we recorded the present value of the future payments to be made to Growmark and MFA as a liability on our Consolidated Balance Sheets as of November 30, 2011. The liability as of August 31, 2014 and 2013 was $214.7 million and $275.4 million, including interest accretion of $5.3 million and $6.7 million, respectively. Noncontrolling interests in the amount of $337.1 million was reclassified and an additional adjustment to equity in the amount of $96.7 million was recorded as a result of the transaction in fiscal 2012. The equity adjustment included the initial fair value of the crack spread contingent payments of $105.2 million. The fair value of the liability associated with the crack spread contingent payments was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. As of August 31, 2014 and 2013, the amounts recognized as liabilities for these crack spread payments are $114.9 million and $150.6 million, respectively, and are included on our Consolidated Balance Sheets in other liabilities with a gain of $19.2 million and a loss of $23.1 million included in cost of goods sold in our Consolidated Statements of Operations during the years ended August 31, 2014 and 2013, respectively. The first crack spread contingent payment in the amount of $16.5 million was made in October 2013. Based on the average crack spread margin during fiscal 2014, no payment was made in October 2014. The portion of NCRA earnings attributable to Growmark and MFA for the first quarter of fiscal 2012, prior to the transaction date, were included in net income attributable to noncontrolling interests. Beginning in the second quarter of fiscal 2012, in accordance with ASC Topic 480, earnings are no longer attributable to the noncontrolling interests, and patronage earned by Growmark and MFA is included as interest, net in our Consolidated Statements of Operations. During the years ended August 31, 2014 and 2013, $65.5 million and $142.4 million, respectively, was included in interest for the patronage earned by Growmark and MFA.

Solbar
On February 9, 2012, we completed the acquisition of Solbar Industries Ltd., an Israeli company (Solbar), included in our Ag segment, for total cash consideration of $128.7 million, net of cash acquired of $6.6 million. Solbar provides soy protein ingredients to manufacturers in the meat, vegetarian, beverage, bars and crisps, confectionary, bakery, and pharmaceutical manufacturing markets. Solbar and its subsidiaries operate primarily in the countries of Israel, China and the U.S.

During fiscal 2014, due to the prolonged decrease in demand for certain products produced in Solbar's facilities in Israel, partially as a result of the impacts of the recall described in Note 14, Contingencies, we evaluated our long-lived assets in Israel for impairment under ASC Topic 360-10. Based on our cash flow projections, as well as our best estimate of the residual value of the assets, we recorded a non-cash impairment charge of $74.5 million, which amounts to substantially all of the book value of the long-lived assets in this asset group. This impairment charge is recorded in cost of goods sold in our Ag segment.