Form 10-Q
period 2014-11-30
CHS INC
filed 2015-01-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2014.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statements for Purposes of the Safe Harbor Provisions of The Securities Litigation Reform Act” to this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2014	August 31, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,668,522	$2,133,207
Receivables	2,991,371	2,988,563
Inventories	3,659,973	2,760,253
Derivative assets	700,566	603,933
Margin deposits	384,967	301,045
Supplier advance payments	623,623	331,345
Other current assets	569,588	279,304
Total current assets	10,598,610	9,397,650
Investments	979,675	923,227
Property, plant and equipment	4,235,060	4,031,023
Other assets	782,734	795,079
Total assets	$16,596,079	$15,146,979
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,293,316	$1,159,473
Current portion of long-term debt	131,679	156,836
Current portion of mandatorily redeemable noncontrolling interest	149,707	65,981
Customer margin deposits and credit balances	284,307	265,556
Customer advance payments	722,111	602,374
Checks and drafts outstanding	123,322	167,846
Accounts payable	2,749,166	2,208,211
Derivative liabilities	629,339	599,990
Accrued expenses	536,279	547,781
Dividends and equities payable	552,188	409,961
Total current liabilities	7,171,414	6,184,009
Long-term debt	1,210,687	1,299,664
Mandatorily redeemable noncontrolling interest	—	148,756
Long-term deferred tax liabilities	586,769	566,647
Other liabilities	468,702	481,059
Commitments and contingencies
Equities:
Preferred stock	1,666,630	1,190,177
Equity certificates	3,801,034	3,816,428
Accumulated other comprehensive loss	(157,844)	(156,757)
Capital reserves	1,836,988	1,598,660
Total CHS Inc. equities	7,146,808	6,448,508
Noncontrolling interests	11,699	18,336
Total equities	7,158,507	6,466,844
Total liabilities and equities	$16,596,079	$15,146,979

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2014	2013
	(Dollars in thousands)
Revenues	$9,499,468	$11,026,121
Cost of goods sold	8,908,745	10,625,205
Gross profit	590,723	400,916
Marketing, general and administrative	161,968	133,141
Operating earnings	428,755	267,775
(Gain) loss on investments	(2,875)	—
Interest, net	20,601	30,785
Equity (income) loss from investments	(24,629)	(32,678)
Income before income taxes	435,658	269,668
Income taxes	57,327	26,640
Net income	378,331	243,028
Net income (loss) attributable to noncontrolling interests	(372)	842
Net income attributable to CHS Inc.	$378,703	$242,186

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30,
	2014	2013
	(Dollars in thousands)
Net income	$378,331	$243,028
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,324 and $252, respectively	3,731	409
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $388 and $1,182, respectively	630	1,918
Cash flow hedges, net of tax expense (benefit) of $(149) and $(1,931), respectively	(242)	(3,134)
Foreign currency translation adjustment, net of tax expense (benefit) of $(3,210) and $229, respectively	(5,206)	373
Other comprehensive income (loss), net of tax	(1,087)	(434)
Comprehensive income	377,244	242,594
Less: comprehensive income (loss) attributable to noncontrolling interests	(372)	842
Comprehensive income attributable to CHS Inc.	$377,616	$241,752

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$378,331	$243,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73,322	63,104
Amortization of deferred major repair costs	8,817	12,519
(Income) loss from equity investments	(24,629)	(32,678)
Distributions from equity investments	15,558	37,231
Noncash patronage dividends received	(863)	(366)
(Gain) loss on sale of property, plant and equipment	(759)	(1,122)
(Gain) loss on investments	(2,875)	—
Unrealized (gain) loss on crack spread contingent liability	(28,397)	16,857
Deferred taxes	26,656	638
Other, net	15,013	(638)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	170,897	58,994
Inventories	(875,486)	(373,627)
Derivative assets	(88,264)	104,742
Margin deposits	(83,740)	61,161
Supplier advance payments	(292,278)	(305,377)
Other current assets and other assets	33,879	(8,903)
Customer margin deposits and credit balances	(10,498)	(34,263)
Customer advance payments	119,737	217,116
Accounts payable and accrued expenses	510,966	496,197
Derivative liabilities	28,754	(57,827)
Other liabilities	6,867	21,716
Net cash provided by (used in) operating activities	(18,992)	518,502
Cash flows from investing activities:
Acquisition of property, plant and equipment	(267,279)	(168,024)
Proceeds from disposition of property, plant and equipment	2,241	1,384
Expenditures for major repairs	(1,088)	—
Purchase of short-term investments	(315,000)	—
Investments in joint ventures and other	(40,375)	(10,941)
Investments redeemed	49	19
Proceeds from sale of investments	6,084	—
Changes in notes receivable, net	(180,189)	(209,789)
Business acquisitions, net of cash acquired	5,501	(7,873)
Other investing activities, net	(5,028)	(3,489)
Net cash provided by (used in) investing activities	(795,084)	(398,713)
Cash flows from financing activities:
Changes in notes payable	133,034	170,502
Long-term debt borrowings	—	1,426
Principal payments on long-term debt	(116,709)	(112,267)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)
Payments on crack spread contingent liability	—	(8,670)
Changes in checks and drafts outstanding	(43,239)	(34,113)
Preferred stock issued	492,500	282,979
Preferred stock issuance costs	(16,047)	(9,255)
Preferred stock dividends paid	(22,486)	(6,136)
Retirements of equities	(2,591)	(2,520)
Cash patronage dividends paid	(555)	—
Other financing activities, net	(118)	(2,236)
Net cash provided by (used in) financing activities	357,808	213,729
Effect of exchange rate changes on cash and cash equivalents	(8,417)	602
Net increase (decrease) in cash and cash equivalents	(464,685)	334,120
Cash and cash equivalents at beginning of period	2,133,207	1,808,532
Cash and cash equivalents at end of period	$1,668,522	$2,142,652

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Summary of Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of November 30, 2014, the Consolidated Statements of Operations for the three months ended November 30, 2014 and 2013, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2014 and 2013, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2014 and 2013, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2014, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries and limited liability companies, which is primarily National Cooperative Refinery Association (NCRA), included in our Energy segment. The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow hedges or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value. See Note 10, Derivative Financial Instruments and Hedging Activities and Note 11, Fair Value Measurements for additional information.

Even though we have netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter (OTC) contracts, we report our derivatives on a gross basis on our Consolidated Balance Sheets. Our associated margin deposits are also reported on a gross basis.

Major Maintenance Activities

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

For the three months ended November 30, 2014, major repairs turnaround expenditures were $1.1 million. There were no turnaround expenditures for the three months ended November 30, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2018.

Note 2        Receivables

	November 30, 2014	August 31, 2014
	(Dollars in thousands)
Trade accounts receivable	$1,926,566	$2,153,929
CHS Capital notes receivable	816,257	633,475
Other	354,784	304,798
	3,097,607	3,092,202
Less allowances and reserves	106,236	103,639
Total receivables	$2,991,371	$2,988,563

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

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $157.4 million and $159.7 million at November 30, 2014 and August 31, 2014, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of November 30, 2014 and August 31, 2014 the commercial notes represented 57% and 46%, respectively, and the producer notes represented 43% and 54%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of November 30, 2014, CHS Capital's customers have additional available credit of $899.9 million.

Note 3        Inventories

	November 30, 2014	August 31, 2014
	(Dollars in thousands)
Grain and oilseed	$1,749,134	$961,327
Energy	891,913	875,719
Crop nutrients	377,039	374,023
Feed and farm supplies	545,191	448,454
Processed grain and oilseed	81,890	84,498
Other	14,806	16,232
Total inventories	$3,659,973	$2,760,253

As of November 30, 2014, we valued approximately 12% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (16% as of August 31, 2014). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $359.5 million and $538.7 million at November 30, 2014 and August 31, 2014, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

As of August 31, 2014, we owned 84.0% of NCRA and with the closing purchases in September 2014, our ownership increased to 88.9%. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually through fiscal 2016. Pursuant to this agreement, we made payments during the three months ended November 30, 2014 and 2013 of $66.0 million and $66.0 million, respectively. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balance Sheets. In addition to these payments, we paid $16.5 million during the three months ended November 30, 2013 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $86.5 million as of November 30, 2014.

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

In fiscal 2014, we formed Ardent Mills LLC (Ardent Mills), a joint venture with Cargill Incorporated (Cargill) and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, including the Horizon Milling, LLC and Horizon Milling G.P. (Horizon Milling) assets and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of November 30, 2014, the carrying value of our investment in Ardent Mills was $206.5 million.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of November 30, 2014, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. As of November 30, 2014, the carrying value of our investment in Ventura Foods was $327.6 million.

TEMCO, LLC (TEMCO) is owned and governed by Cargill (50%) and CHS (50%). Both partners have committed to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States

(Pacific Northwest) to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest through January 2037. We account for TEMCO as an equity method investment included in our Ag segment. As of November 30, 2014, the carrying value of our investment in TEMCO was $62.9 million.

Other Short-Term Investments

As of November 30, 2014, we have invested $315.0 million of the proceeds from the September Class B Series 3 Preferred Stock issuance (see Note 7, Equities for additional information) in time deposits with original maturities of six and nine months with select highly-rated financial institution counterparties. These short-term investments are included in other current assets on our Consolidated Balance Sheet.

Note 5        Goodwill and Other Intangible Assets

Goodwill of $157.1 million and $158.7 million on November 30, 2014 and August 31, 2014, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the three months ended November 30, 2014, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2014	$552	$151,246	$6,898	$158,696
Goodwill acquired during the period	—	388	—	388
Effect of foreign currency translation adjustments	—	(2,025)	—	(2,025)
Balances, November 30, 2014	$552	$149,609	$6,898	$157,059

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding other intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	November 30, 2014			August 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$70,153	$(27,280)	$42,873	$69,862	$(26,114)	$43,748
Trademarks and other intangible assets	41,386	(30,208)	11,178	41,293	(29,587)	11,706
Total intangible assets	$111,539	$(57,488)	$54,051	$111,155	$(55,701)	$55,454

Total amortization expense for intangible assets during the three months ended November 30, 2014 and 2013, was $1.8 million and $2.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$7,018
Year 2	6,533
Year 3	4,706
Year 4	3,635
Year 5	3,282

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2014.

	November 30, 2014	August 31, 2014
	(Dollars in thousands)
Notes payable	$896,342	$840,699
CHS Capital notes payable	396,974	318,774
Total notes payable	$1,293,316	$1,159,473

On November 30, 2014, our primary line of credit was a five-year revolving facility with a committed amount of $2.5 billion. We had no amounts outstanding as of November 30, 2014 and August 31, 2014.

Interest, net for the three months ended November 30, 2014 and 2013 is as follows:

	For the Three Months Ended November 30,
	2014	2013
	(Dollars in thousands)
Interest expense	$21,036	$23,519
Interest-purchase of NCRA noncontrolling interests	14,068	11,124
Capitalized interest	(11,905)	(2,265)
Interest income	(2,598)	(1,593)
Interest, net	$20,601	$30,785

Note 7        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B cumulative redeemable preferred stock over a three-year period. In September 2014, we issued 19,700,000 shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock) with a total redemption value of $492.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 3 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $476.8 million. The Class B Series 3 Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCM and accumulates dividends at a rate of 6.75% per year to, but excluding, September 30, 2024, and at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum thereafter, which are payable quarterly. Our Class B Series 3 Preferred Stock may be redeemed at our option beginning September 30, 2024.

Changes in Equities

Changes in equities for the three months ended November 30, 2014 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2014	$3,508,473	$23,256	$284,699	$1,190,177	$(156,757)	$1,598,660	$18,336	$6,466,844
Reversal of prior year redemption estimates	2,591	—	—	—	—	—	—	2,591
Distribution of 2014 patronage refunds	1,027	—	—	—	—	(1,582)	—	(555)
Redemptions of equities	(2,565)	(25)	(1)	—	—	—	—	(2,591)
Equities issued	12,075	—	—	476,453	—	—	—	488,528
Preferred stock dividends	—	—	—	—	—	(29,504)	—	(29,504)
Distributions to noncontrolling interests	—	—	—	—	—	—	(102)	(102)
Other, net	4	—	—	—	—	11	(6,163)	(6,148)
Net income	—	—	—	—	—	378,703	(372)	378,331
Other comprehensive income (loss), net of tax	—	—	—	—	(1,087)	—	—	(1,087)
Estimated 2015 cash patronage refunds	—	—	—	—	—	(109,300)	—	(109,300)
Estimated 2015 equity redemptions	(28,500)	—	—	—	—	—	—	(28,500)
Balances, November 30, 2014	$3,493,105	$23,231	$284,698	$1,666,630	$(157,844)	$1,836,988	$11,699	$7,158,507

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the three months ended November 30, 2014:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Current period other comprehensive income (loss), net of tax	348	630	(368)	(5,206)	(4,596)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,383	—	126	—	3,509
Net other comprehensive income (loss), net of tax	3,731	630	(242)	(5,206)	(1,087)
Balance as of November 30, 2014	$(148,121)	$5,028	$(2,964)	$(11,787)	$(157,844)
Amounts reclassified from accumulated other comprehensive income (loss) were primarily related to pension and other postretirement benefits and were recorded to net income. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts as disclosed in Note 8, Benefit Plans.

Note 8        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three months ended November 30, 2014 and 2013 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit costs for the three months ended November 30 are as follows:	(Dollars in thousands)
Service cost	$9,058	$7,467	$225	$179	$472	$482
Interest cost	7,014	6,698	352	336	415	519
Expected return on assets	(12,438)	(12,734)	—	—	—	—
Prior service cost (credit) amortization	407	399	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,901	4,644	261	227	(105)	—
Transition amount amortization	—	—	—	—	—	124
Net periodic benefit cost	$8,942	$6,474	$895	$799	$752	$1,095

Employer Contributions

Total contributions to be made during fiscal 2015, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2014, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2015, but we may make a voluntary contribution during our fourth quarter.

Note 9        Segment Reporting

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

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. Effective in the first quarter of fiscal 2015, we reorganized certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. In accordance with Accounting Standards Codification (ASC) Topic 280, Segment Reporting, we have identified our operating segments to reflect the manner in which our chief operating decision maker evaluates performance and manages the business, and we have aggregated those operating segments into our reportable Energy and Ag segments. Prior period segment information below has been revised to reflect this change to ensure comparability.

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

Segment information for the three months ended November 30, 2014 and 2013 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2014:	(Dollars in thousands)
Revenues	$3,018,453	$6,636,975	$18,993	$(174,953)	$9,499,468
Cost of goods sold	2,699,370	6,384,332	(4)	(174,953)	8,908,745
Gross profit	319,083	252,643	18,997	—	590,723
Marketing, general and administrative	33,368	103,877	24,723	—	161,968
Operating earnings (losses)	285,715	148,766	(5,726)	—	428,755
(Gain) loss on investments	—	(2,875)	—	—	(2,875)
Interest, net	3,821	14,407	2,373	—	20,601
Equity (income) loss from investments	(340)	(21)	(24,268)	—	(24,629)
Income before income taxes	$282,234	$137,255	$16,169	$—	$435,658
Intersegment revenues	$(174,953)	$—	$—	$174,953	$—
Capital expenditures	$135,977	$118,381	$12,921	$—	$267,279
Depreciation and amortization	$34,268	$36,206	$2,848	$—	$73,322
Total assets at November 30, 2014	$4,423,792	$8,083,205	$4,089,082	$—	$16,596,079

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2013:	(Dollars in thousands)
Revenues	$3,241,316	$7,931,334	$16,763	$(163,292)	$11,026,121
Cost of goods sold	3,071,694	7,716,803	—	(163,292)	10,625,205
Gross profit	169,622	214,531	16,763	—	400,916
Marketing, general and administrative	32,055	86,783	14,303	—	133,141
Operating earnings (losses)	137,567	127,748	2,460	—	267,775
(Gain) loss on investments	—	—	—	—	—
Interest, net	12,444	15,097	3,244	—	30,785
Equity (income) loss from investments	(1,308)	(6,477)	(24,893)	—	(32,678)
Income before income taxes	$126,431	$119,128	$24,109	$—	$269,668
Intersegment revenues	$(163,292)	$—	$—	$163,292	$—
Capital expenditures	$92,695	$71,987	$3,342	$—	$168,024
Depreciation and amortization	$32,902	$27,565	$2,637	$—	$63,104
Total assets at November 30, 2013	$4,104,610	$6,917,015	$3,594,271	$—	$14,615,896

Note 10        Derivative Financial Instruments and Hedging Activities

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

The following tables present the gross fair values of derivative assets, derivative liabilities, and margin deposits (cash collateral) recorded on the Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under FASB ASC Topic 210-20, Balance Sheet - Offsetting; or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	November 30, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$681,270	$—	$156,944	$524,326
Foreign exchange derivatives	6,929	—	198	6,731
Interest rate derivatives - hedge	12,367	—	—	12,367
Total	$700,566	$—	$157,142	$543,424
Derivative Liabilities:
Commodity and freight derivatives	$628,365	$53,166	$156,944	$418,255
Foreign exchange derivatives	264	—	198	66
Interest rate derivatives - hedge	594	—	—	594
Interest rate derivatives - non-hedge	116	—	—	116
Total	$629,339	$53,166	$157,142	$419,031

	August 31, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$597,210	$—	$42,229	$554,981
Foreign exchange derivatives	2,523	—	1,174	1,349
Interest rate derivatives - hedge	4,200	—	—	4,200
Total	$603,933	$—	$43,403	$560,530
Derivative Liabilities:
Commodity and freight derivatives	$597,612	$2,504	$42,229	$552,879
Foreign exchange derivatives	2,248	—	1,174	1,074
Interest rate derivatives - non-hedge	130	—	—	130
Total	$599,990	$2,504	$43,403	$554,083

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2014 and 2013.

		For the Three Months Ended November 30,
	Location of Gain (Loss)	2014	2013
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$3,998	$(19,789)
Foreign exchange derivatives	Cost of goods sold	2,411	(422)
Interest rate derivatives	Interest, net	29	(1)
Total		$6,438	$(20,212)

Commodity and Freight Contracts:

As of November 30, 2014 and August 31, 2014, we had the following outstanding purchase and sales contracts:

	November 30, 2014		August 31, 2014
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	599,176	988,186	665,690	938,140
Energy products - barrels	32,106	50,597	27,754	50,450
Soy products - tons	126	1,271	37	1,212
Crop nutrients - tons	582	1,131	1,613	1,607
Ocean and barge freight - metric tons	1,260	308	5,423	4,005
Rail freight - rail cars	249	126	321	186
Livestock - pounds	—	4,240	—	46,280

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, except for some grain marketing transactions primarily in South America and Europe, and purchases of products from Canada. We have minimal risk relating to foreign currency fluctuations, as substantially all international sales are denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Although our overall risk relating to foreign currency fluctuations is minimal, as substantially all international sales are denominated in U.S. dollars, these fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of November 30, 2014, we had $6.9 million included in derivative assets and $0.3 million included in derivative liabilities associated with foreign currency contracts.

Interest Rate Contracts:

CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of underlying loans with a combined notional amount of $4.5 million expiring at various times through fiscal 2018, with $0.3 million of the notional amount expiring during fiscal 2015. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of November 30, 2014 and August 31, 2014, we have certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have entered into interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the three months ended November 30, 2014, we recorded offsetting fair value adjustments of $8.2 million, with no ineffectiveness recorded in earnings.

During the first quarter of fiscal 2015, we entered into interest rate swaps with an aggregate notional amount of $100.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. The swaps expire in fiscal 2016 with no amounts expected to be included in earnings during the next 12 months.

In fiscal 2013, we entered into interest rate swaps designated as cash flow hedges of the expected variability of future interest payments on the forecasted issuance of fixed-rate debt. Gains and losses related to these swaps were initially recorded in accumulated other comprehensive income. In February 2014, the swaps were terminated as the issuance of the underlying debt was no longer probable and, as a result, a $13.5 million pre-tax gain was reclassified into net income in that period.

The following table sets forth the pretax gains (losses) recorded in accumulated other comprehensive loss relating to cash flow hedges for the three months ended November 30, 2014 and 2013.

	For the Three Months Ended November 30,
	2014	2013
	(Dollars in thousands)
Interest rate derivatives	$(594)	$(5,281)

Note 11        Fair Value Measurements

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

Recurring fair value measurements at November 30, 2014 and August 31, 2014 are as follows:

	November 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,564,403	$—	$1,564,403
Commodity and freight derivatives	136,271	544,999	—	681,270
Foreign currency derivatives	6,929	—	—	6,929
Interest rate swap derivatives	—	12,367	—	12,367
Deferred compensation assets	83,732	—	—	83,732
Other assets	9,583	—	—	9,583
Total	$236,515	$2,121,769	$—	$2,358,284
Liabilities:
Commodity and freight derivatives	$229,448	$398,917	$—	$628,365
Interest rate swap derivatives	—	710	—	710
Foreign currency derivatives	264	—	—	264
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	86,520	86,520
Total	$229,712	$399,627	$86,520	$715,859

	August 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$921,554	$—	$921,554
Commodity and freight derivatives	78,590	518,620	—	597,210
Interest rate swap derivatives	—	4,200	—	4,200
Foreign currency derivatives	2,523	—	—	2,523
Deferred compensation assets	83,217	—	—	83,217
Other assets	8,778	—	—	8,778
Total	$173,108	$1,444,374	$—	$1,617,482
Liabilities:
Commodity and freight derivatives	$117,690	$479,922	$—	$597,612
Interest rate swap derivatives	—	130	—	130
Foreign currency derivatives	2,248	—	—	2,248
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	114,917	114,917
Total	$119,938	$480,052	$114,917	$714,907

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

Deferred compensation and other assets —Our deferred compensation investments, Rabbi Trust assets and available-for-sale investments in common stock of other companies are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

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

Accrued liability for contingent crack spread payment related to purchase of noncontrolling interests — The fair value of the accrued contingent consideration liability was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
Item	November 30, 2014 (Dollars in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$86,520	Adjusted Black-Scholes option pricing model	Forward crack spread margin on November 30, 2014 (a)	$11.23-$16.03 ($14.84)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	140.18%
			Risk-free interest rate (d)	0.09%-0.94% (0.53%)
			Expected life - years (e)	0.75-2.75 (1.82)
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended November 30, 2014 and 2013, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2014	2013
	(Dollars in thousands)
Balances, August 31, 2014 and 2013, respectively	$114,917	$134,134
Total (gains) losses included in cost of goods sold	(28,397)	16,857
Balances, November 30, 2014 and 2013, respectively	$86,520	$150,991

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities.

Note 12        Commitments and Contingencies

Unconditional Purchase Obligations

Long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of November 30, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$875,927	$79,076	$168,935	$117,642	$510,274

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at November 30, 2014 is $710.2 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2014, our bank covenants allowed maximum guarantees of $1.0 billion, of which $147.2 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of November 30, 2014.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussions of financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and notes to such statements and the cautionary statement regarding forward-looking statements found at the beginning of Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and notes thereto for the year ended August 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Quarterly Report on Form 10-Q.

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock), our Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), and our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock), listed on the NASDAQ Stock Market LLC (NASDAQ) under the symbols CHSCP, CHSCO, CHSCN and CHSCM, respectively.

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

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. Effective in the first quarter of fiscal 2015, we reorganized certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. In accordance with Accounting Standards Codification (ASC) Topic 280, Segment Reporting, we have identified our operating segments to reflect the manner in which our chief operating decision maker evaluates performance and manages the business, and we have aggregated those operating segments into our reportable Energy and Ag segments. Prior period segment information has been revised to reflect this change to ensure comparability.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO, LLC. In Corporate and Other, these investments principally include our 50% ownership in Ventura Foods, LLC (Ventura Foods) and our 12% ownership in Ardent Mills, LLC.

Recent Events

In September 2014, our Board of Directors approved plans to construct a nitrogen fertilizer plant located in Spiritwood, North Dakota. We currently estimate the construction costs to be approximately $3.0 billion, which we intend to finance through a combination of debt and preferred stock offerings with the plant anticipated to be operational during calendar year 2018. The Spiritwood facility is currently expected to produce more than 2,400 tons of ammonia daily which will be further converted to urea, Urea Ammonia Nitrate solution (UAN) and Diesel Exhaust Fuel (DEF). The majority of the nitrogen products from the plant will be sold to farmer-owned cooperatives and independent farm supply retailers in North Dakota, South Dakota, parts of Minnesota, Montana and Canada.

In September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock, which are listed on the NASDAQ under the symbol CHSCM. The approximately $476.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses payable by CHS are intended to be used to partially fund the construction of the Spiritwood, North Dakota nitrogen fertilizer manufacturing plant discussed above.

Results of Operations

Comparison of the three months ended November 30, 2014 and November 30, 2013

General.  We recorded income before income taxes of $435.7 million during the three months ended November 30, 2014 compared to $269.7 million during the three months ended November 30, 2013, an increase of $166.0 million. Operating results reflected increased pretax earnings in our Energy and Ag segments, partially offset by decreased pretax earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $282.2 million for the three months ended November 30, 2014 compared to $126.4 million in the three months ended November 30, 2013, representing an increase of $155.8 million (123%). The majority of our increased earnings for the three months ended November 30, 2014, was driven primarily by our refined fuels business due to improved refining margins and to a lesser extent, improvements in our lubricants and transportation businesses; these increases were partially offset by lower earnings associated with our propane business. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The Environmental Protection Agency (EPA) generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile. In November 2014, the EPA announced that it is deferring the 2014 percentage standards under the renewable fuel standard program. As a result, we are not required to comply with the associated standards until the EPA takes final action at which time the EPA will adjust the reporting requirements to enable retroactive compliance. A significant increase in the price of RINs could have a material impact on our results.

Our Ag segment generated income before income taxes of $137.3 million for the three months ended November 30, 2014 compared to $119.1 million in the three months ended November 30, 2013, an increase in earnings of $18.2 million. Our country operations earnings increased $15.7 million during the three months ended November 30, 2014, compared to the same three-month period of the previous year, due primarily to an increase in earnings associated with grain volumes and margins in our country elevator locations. Our grain marketing earnings increased by $3.2 million during the three months ended November 30, 2014 compared with the three months ended November 30, 2013, primarily as a result of improved North American capacity utilization and margin performance. Our processing and food ingredients businesses experienced a decrease in earnings of $17.1 million for the three months ended November 30, 2014 compared to the same period of the previous year, primarily related to lower margins on our soybean crushing business. Earnings from our wholesale crop nutrients business increased $7.9 million for the three months ended November 30, 2014 compared with the three months ended November 30, 2013, primarily due to increased margins. Earnings from our renewable fuels operations increased by $4.4 million for the three months ended November 30, 2014 compared with the three months ended November 30, 2013, due to the acquisition of our ethanol plant in the fourth quarter of fiscal 2014. The remainder of the increase in earnings is due to expenditures associated with a feasibility study for constructing the fertilizer plant in Spiritwood, North Dakota that were incurred in fiscal 2014 that didn't reoccur in fiscal 2015.

Corporate and Other generated income before income taxes of $16.2 million during the three months ended November 30, 2014 compared to $24.1 million during the three months ended November 30, 2013, a decrease in earnings of $7.9 million. The decrease is primarily related to reduced income related to our milling investment and, to a lesser extent, slightly lower earnings in our business solutions operations. These decreases were partially offset by improved performance from our Ventura Foods investment during the three months ended November 30, 2014.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2014 was $378.7 million compared to $242.2 million for the three months ended November 30, 2013, which represents a $136.5 million (56.4%) increase.

Revenues.  Consolidated revenues were $9.5 billion for the three months ended November 30, 2014 compared to $11.0 billion for the three months ended November 30, 2013.

Our Energy segment revenues, after elimination of intersegment revenues, of $2.8 billion decreased by $234.5 million (8%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013. During the three months ended November 30, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $175.0 million and $163.3 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $218.9 million (9%), of which $196.6 million was related to lower prices and $22.3 million was related to lower volumes, compared to the same period of the previous year. The sales price of refined fuels decreased $0.23 per gallon and volumes decreased by approximately 1%. Propane revenues decreased $12.0 million (3%), which included $14.4 million related to a lower net average selling price due to high prices in 2013 relating to the demand associated with the condensed crop drying season, and was partially offset by a $2.4 million (1%) increase in volumes, when compared to the same period of the previous year. The average selling price of propane decreased $0.05 per gallon (4%), when compared to the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $6.6 billion decreased $1.3 billion (16%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Grain revenues in our Ag segment totaled $4.4 billion and $5.6 billion during the three months ended November 30, 2014 and 2013, respectively. Of the grain revenues decrease of $1.2 billion (21%), $949.9 million is due to decreased average grain selling prices and $222.7 million is due to lower net volumes during the three months ended November 30, 2014 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.60 per bushel (18%) compared to the three months ended November 30, 2013. Corn, wheat and soybeans volumes decreased compared to the three months ended November 30, 2013.

Our processing and food ingredients revenues in our Ag segment of $429.2 million decreased $49.4 million (10%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The net decrease in revenues is comprised of a $62.1 million decrease in average selling price, partially offset by an increase in volumes of our oilseed products of $12.7 million compared to the three months ended November 30, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $508.8 million and $589.4 million during the three months ended November 30, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues decrease of $80.6 million

(14%), $45.8 million related to lower volumes and $34.8 million is associated with lower prices during the three months ended November 30, 2014 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $23.66 (6%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes decreased 8% during the three months ended November 30, 2014 compared with the three months ended November 30, 2013.

Our renewable fuels revenue increased by $28.6 million during the three months ended November 30, 2014 when compared with the same period from the previous year. During the current year we experienced a significant increase in our sales volume of $111.3 million, which was partially offset by a decrease in the average sales price of our renewable fuels of $82.7 million, which decreased by $0.34 (15%) per gallon during the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increase in volumes is primarily the result of the acquisition of our ethanol production facility in the fourth quarter of fiscal 2014.

Our Ag segment other product revenues, primarily feed and farm supplies, of $709.7 million decreased by $17.8 million (3%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013, primarily the result of a decrease in our country operations retail crop nutrients and feed sales.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $8.9 billion for the three months ended November 30, 2014 compared to $10.6 billion for the three months ended November 30, 2013.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.5 billion decreased by $384.0 million (13%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013. For the three months ended November 30, 2014, refined fuels costs decreased $381.4 million, which was primarily driven by a decrease in the average cost per gallon of $0.31 (11%) with the remainder of the decrease due to lower volumes when compared to the three months ended November 30, 2013. Cost of goods sold for propane increased $4.5 million (1.3%), which reflects a 1% increase in volumes and an average cost increase of $0.01 per gallon (less than 1%), when compared to the three months ended November 30, 2013.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $6.4 billion decreased $1.3 billion (17%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013. Grain cost of goods sold in our Ag segment totaled $4.2 billion and $5.5 billion during the three months ended November 30, 2014 and 2013, respectively. The cost of grains and oilseed procured through our Ag segment decreased $1.2 billion (22%) compared to the three months ended November 30, 2013. This is primarily the result of a $1.68 (19%) decrease in the average cost per bushel and, to a lesser extent, a slight decrease in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of corn, soybeans and spring wheat have all decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $416.8 million decreased $31.6 million (7%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013, which was primarily due to the cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $487.3 million and $576.7 million during the three months ended November 30, 2014 and 2013, respectively. The net decrease of $89.4 million (16%) is comprised of a net decrease in the average cost per ton of fertilizer of $30.31 (8%) as well as a decrease in tons sold of 8%, when compared to the same period of the previous year.

Renewable fuels cost of goods sold increased $3.3 million (1%), during the three months ended November 30, 2014 primarily from a 25% increase in volumes, due to the ethanol production facility previously discussed, partially offset by a decrease in the average cost of $0.43 per gallon (20%), when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $26.0 million (4%) during the three months ended November 30, 2014 compared to the three months ended November 30, 2013, primarily the result of a decrease in feed, retail crop nutrients and crop protection products, partially offset by increased energy product costs.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $162.0 million for the three months ended November 30, 2014 increased by $28.8 million (22%) compared to the three months ended November 30, 2013, primarily due to additional head count to support our operations and expansion, and to a lesser extent an increased bad debt provision related to an international customer as well as increased hardware and software maintenance expense.

Gain/Loss on Investments. Gain on investments for the three months ended November 30, 2014 was $2.8 million compared to no gain or loss during the three months ended November 30, 2013.

Interest, net.  Net interest of $20.6 million for the three months ended November 30, 2014 decreased $10.2 million compared to the three months ended November 30, 2013. The majority of the decrease was driven by capitalized interest reducing the interest expense by $9.6 million for the three months ended November 30, 2014. Capitalized interest was primarily related to increased capital expenditures by our Energy segment and, to a lesser extent, amounts capitalized associated with the development of the fertilizer plant in Spiritwood, North Dakota.

Equity Income from Investments.  Equity income from investments of $24.6 million for the three months ended November 30, 2014 decreased $8.0 million compared to the three months ended November 30, 2013. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense of $57.3 million for the three months ended November 30, 2014, compared with $26.6 million for the three months ended November 30, 2013, resulted in effective tax rates of 13.2% and 9.9%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for the three months ended November 30, 2014 and 2013. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal bench marking related to our applicable financial bank covenants. We fund our operations through a combination of cash flows from operations and our revolving credit facility. We fund our capital expenditures and growth primarily through long-term debt financing and issuance of preferred stock.

We announced in September 2014 that our Board of Directors approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota, anticipated to cost approximately $3.0 billion. We expect to finance the project through a combination of issuance of preferred stock and debt. In September 2014, we took an initial step financing this project by issuing 19,700,000 shares of Class B Series 3 Preferred Stock, as described in "Cash Flows from Financing Activities - Other Financing" below. This issuance of Class B Series 3 Preferred Stock yielded approximately $476.8 million in cash after underwriting discounts and offering expenses.

On November 30, 2014, we had working capital, defined as current assets less current liabilities, of $3.4 billion and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.0 compared to working capital of $3.2 billion and a current ratio of 1.5 to 1.0 on August 31, 2014.

On November 30, 2014 and August 31, 2014 we had a five-year revolving credit facility which expires in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding as of November 30, 2014 and August 31, 2014. The major financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of November 30, 2014, we were in compliance with all covenants. Our credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

In addition, our wholly-owned subsidiary, CHS Capital, LLC (CHS Capital) makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

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

Our cash flows used in operating activities were $19.0 million for the three months ended November 30, 2014 compared to cash flows provided by operating activities of $518.5 million for the three months ended November 30, 2013. The fluctuation in cash flows when comparing the two periods is primarily from significant cash outflows in fiscal 2015 associated with inventories.

Our operating activities used net cash of $19.0 million during the three months ended November 30, 2014. The cash used in operating activities resulted from a decrease in cash flows from changes in net operating assets and liabilities of $479.2 million, partially offset by net income of $378.3 million and net non-cash expenses and cash distributions from equity investments of $81.8 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $82.1 million, partially offset by the gain on the crack spread contingent liability of $28.4 million. The decrease in cash flows from net operating assets and liabilities was caused primarily by an increase in inventory quantities related to an above average fall harvest, which was partially offset by a decrease in commodity prices on November 30, 2014, when compared to August 31, 2014. On November 30, 2014, the per bushel market prices of our primary grain commodities, corn and soybeans, decreased by $0.17 (5%) and $0.74 (7%), respectively, while the spring wheat per bushel market price increased $0.06 (1%) when compared to the spot prices on August 31, 2014. On November 30, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased between 1% and 5% depending upon the product with the exception of urea, which decreased approximately 20% when compared to prices on August 31, 2014. In general, crude oil market prices decreased $29.81 per barrel (31%) on November 30, 2014 when compared to August 31, 2014. Our grain and oilseed inventory quantities in our Ag segment increased 787.8 million bushels (82%) when comparing inventory on November 30, 2014 to August 31, 2014.

Our operating activities provided net cash of $518.5 million during the three months ended November 30, 2013. Net income including noncontrolling interests of $243.0 million, net non-cash expenses and cash distributions from equity investments of $95.5 million and a decrease in net operating assets and liabilities of $179.9 million provided the net cash from operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $75.6 million and the loss on the crack spread contingent liability of $16.9 million. The decrease in cash flows from net operating assets and liabilities was caused primarily by a decrease in commodity prices and an increase in deferred payment contracts (included in accounts payable) from producers following the fall harvest. There was also an increase in customer advance payments and an additional increase in accounts payable, partially offset by an increase in supplier advance payments and an increase in inventory quantities related to the fall harvest, on November 30, 2013, when compared to August 31, 2013. On November 30, 2013, the per bushel market prices of our primary grain commodities, spring wheat, corn and soybeans, decreased by $0.44 (6%), $0.67 (14%) and $0.21 (2%), respectively, when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $15 per barrel (14%) on November 30, 2013 when compared to August 31, 2013. On November 30, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses were either relatively flat or decreased between 3% and 10%, depending on the specific products, with the exception of ammonia prices which increased 3% compared to prices on August 31, 2013. An increase in grain inventory quantities in our Ag segment of 53.5 million bushels (53%) partially offset the decreases in net operating assets and liabilities when comparing inventories at November 30, 2013 to August 31, 2013.

We expect our net operating assets and liabilities to increase through our second quarter of fiscal 2015, resulting in increased cash needs. Our second fiscal quarter has typically been the period of our highest short-term borrowings; however, given our current cash balance we do not anticipate borrowing in our second quarter of fiscal 2015. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2015. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2015, we will make payments on deferred payment contracts for those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2014 and 2013, the net cash flows used in our investing activities totaled $795.1 million and $398.7 million, respectively.

During the three months ended November 30, 2014, we used $315.0 million of the proceeds from the September 2014 Class B Series 3 Preferred Stock issuance to invest in high quality short-term investment instruments until those funds are needed for capital expenditures. In addition, we acquired property, plant and equipment totaling $267.3 million and $168.0 million for the three months ended November 30, 2014 and 2013, respectively.

For the three months ended November 30, 2014, major repairs turnaround expenditures were $1.1 million. There were no turnaround expenditures for the three months ended November 31, 2013. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our Laurel, Montana and NCRA refineries have planned maintenance scheduled for fiscal 2015.

For the year ending August 31, 2015, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $690.0 million. Included in our expected capital expenditures for fiscal 2015, is $200.0 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of $555.0 million and expected completion in fiscal 2015. We incurred $186.8 million of costs related to the coker project during fiscal 2014 and $46.0 million during the first quarter of fiscal 2015. We also began a $333.0 million expansion at NCRA's McPherson, Kansas refinery during fiscal 2013 which is anticipated to be completed in fiscal 2016. We incurred $128.3 million of costs related to the NCRA expansion during fiscal 2014 and $31.1 million during the first quarter of fiscal 2015.

Investments in joint ventures and other investments during the three months ended November 30, 2014 and 2013, totaled $40.4 million and $10.9 million, respectively.

Changes in notes receivable during the three months ended November 30, 2014 and 2013 resulted in net decreases in cash flows of $180.2 million and $209.8 million, respectively. The primary cause of the decrease in cash flows during both periods relates to increases in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the three months ended November 30, 2014 and 2013, our net cash flows provided by financing activities totaled $357.8 million and $213.7 million, respectively.

Working Capital Financing:

We finance our working capital needs through short-term lines of credit with a syndication of domestic and international banks. On November 30, 2014 and August 31, 2014, we had a five-year revolving credit facility with a committed amount of $2.5 billion, which had no amounts outstanding. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016, and has an outstanding balance of $215.0 million as of November 30, 2014.

At November 30, 2014, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $334.1 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $319.3 million outstanding at November 30, 2014, of which $216.4 million was collateralized. On November 30, 2014 and August 31, 2014 we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $896.3 million and $840.1 million, respectively.

We have two commercial paper programs totaling up to $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On November 30, 2014 and August 31, 2014, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $350.0 million as of November 30, 2014, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.05% as of November 30, 2014. Cofina Funding had no borrowings of commercial paper under the note purchase agreements at November 30, 2014.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.83% to 2.65% as of November 30, 2014. As of November 30, 2014, the total funding commitment under these agreements was $164.4 million, of which $62.7 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $105.3 million as of November 30, 2014, of which $64.6 million was borrowed with an interest rate of 1.58%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of November 30, 2014, and are due upon demand. Borrowings under these notes totaled $269.7 million as of November 30, 2014.

Long-term Debt Financing:

We typically finance our long-term capital needs, primarily for the acquisition of property, plant and equipment, with long-term debt agreements with various insurance companies and banks.

On November 30, 2014, we had total long-term debt outstanding of $1,342.4 million, of which $1,200.1 million was private placement debt, $105.0 million was bank financing and $37.3 million was other notes and contracts payable. On August 31, 2014, we had total long-term debt outstanding of $1,456.5 million. Our long-term debt is unsecured except for other notes and contracts in the amount of $2.8 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2014.

We did not have any new long-term borrowings during the three months ended November 30, 2014. During the three months ended November 30, 2014 and 2013, we repaid long-term debt of $116.7 million and $112.3 million, respectively.

Other Financing:

During the three months ended November 30, 2014 and 2013, pursuant to our agreement to acquire the remaining shares of NCRA, we made payments of $66.0 million and $66.0 million, respectively; increasing our ownership to 88.9%.

Changes in checks and drafts outstanding resulted in a decrease in cash flows of $43.2 million and $34.1 million during the three months ended November 30, 2014 and 2013, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Distributable patronage earnings from the year ended August 31, 2014, are expected to be distributed during the three months ended February 28, 2015. The cash portion of this distribution, deemed by the Board of Directors to be 40% for both individual members and non-individual members, is expected to be approximately $264.8 million and is classified as a current liability on our November 30, 2014 and August 31, 2014 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2014, that will be paid in fiscal 2015, to be approximately $130.1 million, of which $2.6 million was redeemed in cash during the three months ended November 30, 2014, compared to $2.5 million distributed in cash during the three months ended November 30, 2013.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On November 30, 2014, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Our 8% Preferred Stock may be redeemed at our option beginning July 18, 2023.

In September 2013, we issued 11,319,175 shares of Class B Series 1 Preferred Stock, with a total redemption value of $283.0 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 1 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $273.7 million. The Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. Our Class B Series 1 Preferred Stock may be redeemed at our option beginning September 26, 2023. We issued an additional 6,752,188 shares of Class B Series 1 Preferred Stock in August 2014, to redeem approximately $200.0 million of qualified equity certificates to eligible owners at a market price of $29.62 per share. Our Class B Series 1 Preferred Stock is listed on the NASDAQ under the symbol CHSCO and accumulates dividends at a rate of 7.875% per year, which are payable quarterly. The Class B Series 1 Preferred Stock may be redeemed at our option beginning September 26, 2023.

In March 2014, we issued 16,800,000 shares of Class B Series 2 Preferred Stock with a total redemption value of $420.0 million excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.3 million. The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year to, but excluding, March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, thereafter, which are payable quarterly. Our Class B Series 2 Preferred Stock may be redeemed at our option beginning March 31, 2024.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B cumulative redeemable preferred stock over a three-year period.

In September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock, pursuant to our shelf registration statement, with a total redemption value of $492.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 3 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $476.8 million. The Class B Series 3 Preferred Stock is listed on the NASDAQ under the symbol CHSCM and accumulates dividends at a rate of 6.75% per year to, but excluding, September 30, 2024, and at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, thereafter, which are payable quarterly. Our Class B Series 3 Preferred Stock may be redeemed at our option beginning September 30, 2024.

Dividends paid on our preferred stock during the three months ended November 30, 2014 and 2013, were $22.5 million and $6.1 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the three months ended November 30, 2014.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2014, our bank covenants allowed maximum guarantees of $1.0 billion, of which $147.2 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of November 30, 2014.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the three months ended November 30, 2014.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the three months ended November 30, 2014.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations since we conduct an insignificant portion of our business in foreign currencies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2018.

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

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 under the caption “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

•	Changing environmental and energy laws and regulation, may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

•	Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.

•	Environmental liabilities could have a material adverse effect on us.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.

•	Our financial results are susceptible to seasonality.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unanticipated liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase and customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.

•	If our customers choose alternatives to our refined petroleum products, our revenues, results of operations and cash flows could be materially and adversely affected.

•	Our agronomy business is volatile and dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

•	We face risk associated with our proposed new nitrogen fertilizer manufacturing plant, including access to sufficient capital, cost overruns, construction delays and operational issues.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2014, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended November 30, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

ITEM 5.     OTHER INFORMATION

Effective as of October 1, 2014, the CHS Inc. Deferred Compensation Plan (Deferred Compensation Plan) was amended (Deferred Compensation Plan Amendment) to provide that participants in the Deferred Compensation Plan may voluntarily defer receipt of up to 75% of their base salary. Prior to the Deferred Compensation Plan Amendment, participants in the Deferred Compensation Plan had only been permitted to voluntarily defer receipt of up to 30% of their base salary. The Deferred Compensation Plan Amendment also amended certain provisions of the Deferred Compensation Plan relating to scheduled distributions and made certain other technical, administrative and non-substantive changes to the Deferred Compensation Plan.

The Deferred Compensation Plan was previously amended and restated effective as of September 1, 2013. Such amendment and restatement provided that, beginning in fiscal 2014, the amount credited to each director’s retirement plan account under the Deferred Compensation Plan would be based on Return on Adjusted Equity, as opposed to Return on Equity, and also made certain other technical, administrative and non-substantive changes to the Deferred Compensation Plan.

The foregoing descriptions of the Deferred Compensation Plan and Deferred Compensation Plan Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Deferred Compensation Plan and Deferred Compensation Plan Amendment, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and which are incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	CHS Inc. Deferred Compensation Plan Master Plan Document (2013 Restatement) (*)(+)
10.2	Amendment No. 1 to Deferred Compensation Plan (2013 Restatement)(*)(+)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________
(*) Filed herewith
(+) Indicates management contract or compensation plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 7, 2015	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer