Form 10-Q
period 2015-02-28
CHS INC
filed 2015-04-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2015.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act” to this Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015.

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2015	August 31, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,262,360	$2,133,207
Receivables	2,514,849	2,988,563
Inventories	3,697,524	2,760,253
Derivative assets	614,004	603,933
Margin deposits	289,662	301,045
Supplier advance payments	841,339	331,345
Other current assets	566,401	279,304
Total current assets	9,786,139	9,397,650
Investments	995,279	923,227
Property, plant and equipment	4,404,578	4,031,023
Other assets	787,047	795,079
Total assets	$15,973,043	$15,146,979
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,361,615	$1,159,473
Current portion of long-term debt	150,172	156,836
Current portion of mandatorily redeemable noncontrolling interest	150,654	65,981
Customer margin deposits and credit balances	220,060	265,556
Customer advance payments	1,197,480	602,374
Checks and drafts outstanding	195,276	167,846
Accounts payable	1,615,943	2,208,211
Derivative liabilities	482,590	599,990
Accrued expenses	483,411	547,781
Dividends and equities payable	225,853	409,961
Total current liabilities	6,083,054	6,184,009
Long-term debt	1,168,236	1,299,664
Mandatorily redeemable noncontrolling interest	—	148,756
Long-term deferred tax liabilities	609,916	566,647
Other liabilities	451,851	481,059
Commitments and contingencies
Equities:
Preferred stock	2,167,575	1,190,177
Equity certificates	3,777,984	3,816,428
Accumulated other comprehensive loss	(162,395)	(156,757)
Capital reserves	1,865,364	1,598,660
Total CHS Inc. equities	7,648,528	6,448,508
Noncontrolling interests	11,458	18,336
Total equities	7,659,986	6,466,844
Total liabilities and equities	$15,973,043	$15,146,979

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues	$8,355,728	$9,680,274	$17,855,196	$20,706,395
Cost of goods sold	8,111,365	9,238,840	17,020,110	19,864,045
Gross profit	244,363	441,434	835,086	842,350
Marketing, general and administrative	170,775	155,771	332,743	288,912
Operating earnings	73,588	285,663	502,343	553,438
(Gain) loss on investments	(2,199)	(2,609)	(5,074)	(2,609)
Interest, net	9,490	28,989	30,091	59,774
Equity (income) loss from investments	(24,169)	(31,049)	(48,798)	(63,727)
Income before income taxes	90,466	290,332	526,124	560,000
Income taxes	(2,431)	29,711	54,896	56,351
Net income	92,897	260,621	471,228	503,649
Net income (loss) attributable to noncontrolling interests	83	552	(289)	1,394
Net income attributable to CHS Inc.	$92,814	$260,069	$471,517	$502,255

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$92,897	$260,621	$471,228	$503,649
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,042, $4,123, 4,366 and $4,375, respectively	3,275	6,687	7,006	7,096
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $88, $(265), $476 and $917, respectively	143	(430)	773	1,488
Cash flow hedges, net of tax expense (benefit) of $(1,336), $(7,110), $(1,485) and $(9,042), respectively	(2,167)	(11,531)	(2,409)	(14,665)
Foreign currency translation adjustment, net of tax expense (benefit) of $(3,576), $(1,760), $(6,786) and $(1,531), respectively	(5,802)	(2,856)	(11,008)	(2,484)
Other comprehensive income (loss), net of tax	(4,551)	(8,130)	(5,638)	(8,565)
Comprehensive income	88,346	252,491	465,590	495,084
Less: comprehensive income (loss) attributable to noncontrolling interests	83	552	(289)	1,394
Comprehensive income attributable to CHS Inc.	$88,263	$251,939	$465,879	$493,690

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$471,228	$503,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148,784	127,199
Amortization of deferred major repair costs	20,442	25,033
(Income) loss from equity investments	(48,798)	(63,727)
Distributions from equity investments	34,761	48,357
Noncash patronage dividends received	(3,999)	(4,779)
(Gain) loss on sale of property, plant and equipment	(1,520)	(1,520)
(Gain) loss on investments	(5,074)	(2,609)
Unrealized (gain) loss on crack spread contingent liability	6,153	6,497
Deferred taxes	49,723	2,372
Other, net	20,483	11,520
Changes in operating assets and liabilities, net of acquisitions:
Receivables	438,607	460,197
Inventories	(913,037)	(693,903)
Derivative assets	(1,479)	(145,339)
Margin deposits	11,565	(32,527)
Supplier advance payments	(509,994)	(637,003)
Other current assets and other assets	33,814	(40,070)
Customer margin deposits and credit balances	(74,746)	(48,675)
Customer advance payments	595,106	871,878
Accounts payable and accrued expenses	(666,428)	(558,254)
Derivative liabilities	(121,696)	88,628
Other liabilities	(42,171)	51,862
Net cash provided by (used in) operating activities	(558,276)	(31,214)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(512,510)	(389,537)
Proceeds from disposition of property, plant and equipment	4,142	3,081
Expenditures for major repairs	(8,347)	—
Purchase of short-term investments	(315,000)	—
Investments in joint ventures and other	(57,418)	(19,849)
Investments redeemed	3,189	4,164
Proceeds from sale of investments	8,284	2,725
Changes in notes receivable, net	14,363	(243,247)
Business acquisitions, net of cash acquired	(2,371)	(97,858)
Other investing activities, net	(4,554)	(3,577)
Net cash provided by (used in) investing activities	(870,222)	(744,098)
Cash flows from financing activities:
Changes in notes payable	201,333	184,948
Long-term debt borrowings	3,546	1,426
Principal payments on long-term debt	(150,354)	(136,389)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)
Payments on crack spread contingent liability	—	(8,670)
Changes in checks and drafts outstanding	28,715	16,253
Preferred stock issued	1,010,000	282,979
Preferred stock issuance costs	(32,602)	(9,655)
Preferred stock dividends paid	(54,759)	(18,153)
Distributions to noncontrolling interests	(430)	(575)
Retirements of equities	(108,723)	(79,656)
Cash patronage dividends paid	(275,553)	(287,736)
Other financing activities, net	(282)	1,172
Net cash provided by (used in) financing activities	554,910	(120,037)
Effect of exchange rate changes on cash and cash equivalents	2,741	(4,014)
Net increase (decrease) in cash and cash equivalents	(870,847)	(899,363)
Cash and cash equivalents at beginning of period	2,133,207	1,808,532
Cash and cash equivalents at end of period	$1,262,360	$909,169
The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Summary of Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of February 28, 2015, the Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014, the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2015 and 2014, and the Consolidated Statements of Cash Flows for the six months ended February 28, 2015 and 2014, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2014, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The notes to our consolidated financial statements make reference to our Energy and Ag reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. See Note 10, Segment Reporting for more information.

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

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow hedges or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value. See Note 11, Derivative Financial Instruments and Hedging Activities and Note 12, Fair Value Measurements for additional information.

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

For the three and six months ended February 28, 2015, major repairs turnaround expenditures were $7.2 million and $8.3 million, respectively. There were no turnaround expenditures for the three and six months ended February 28, 2014.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements in fiscal 2016.

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

Note 2        Receivables

	February 28, 2015	August 31, 2014
	(Dollars in thousands)
Trade accounts receivable	$1,659,243	$2,153,929
CHS Capital notes receivable	645,195	633,475
Other	313,288	304,798
	2,617,726	3,092,202
Less allowances and reserves	102,877	103,639
Total receivables	$2,514,849	$2,988,563

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

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $148.3 million and $159.7 million at February 28, 2015 and August 31, 2014, respectively. The long-term notes receivable are included in other assets on our

Consolidated Balance Sheets. As of February 28, 2015 and August 31, 2014 the commercial notes represented 51% and 46%, respectively, and the producer notes represented 49% and 54%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of February 28, 2015, customers of CHS Capital have additional available credit of approximately $1.0 billion.

Note 3        Inventories

	February 28, 2015	August 31, 2014
	(Dollars in thousands)
Grain and oilseed	$1,444,271	$961,327
Energy	831,639	875,719
Crop nutrients	479,320	374,023
Feed and farm supplies	869,425	448,454
Processed grain and oilseed	68,437	84,498
Other	4,432	16,232
Total inventories	$3,697,524	$2,760,253

As of February 28, 2015, we valued approximately 14% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (16% as of August 31, 2014). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $147.6 million and $538.7 million at February 28, 2015 and August 31, 2014, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

As of August 31, 2014, we owned 84.0% of NCRA and with the closings in September 2014, our ownership increased to 88.9%. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually through fiscal 2016. Pursuant to this agreement, we made payments during the six months ended February 28, 2015 and 2014 of $66.0 million and $66.0 million, respectively. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balance Sheets. In addition to these payments, we paid $16.5 million during the six months ended February 28, 2014 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $121.1 million as of February 28, 2015.

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of February 28, 2015, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. As of February 28, 2015, the carrying value of our investment in Ventura Foods was $331.6 million.

In fiscal 2014, we formed Ardent Mills, LLC (Ardent Mills), a joint venture with Cargill Incorporated (Cargill) and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, giving CHS a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling, LLC to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of February 28, 2015, the carrying value of our investment in Ardent Mills was $204.4 million.

TEMCO, LLC (TEMCO) is owned and governed by Cargill (50%) and CHS (50%). Both owners have committed to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest through January 2037. We account for TEMCO as an equity method investment included in our Ag segment. As of February 28, 2015, the carrying value of our investment in TEMCO was $63.5 million.

Other Short-Term Investments

As of February 28, 2015, we have invested $315.0 million of the proceeds from the September 2014 Class B Series 3 Preferred Stock issuance (see Note 8, Equities for additional information) in time deposits with original maturities of six and nine months with select highly-rated financial institution counterparties. These short-term investments are included in other current assets on our Consolidated Balance Sheet.

Note 5        Property, Plant and Equipment

As of February 28, 2015 and August 31, 2014, total property, plant and equipment, net of accumulated depreciation and amortization, was $4.4 billion and $4.0 billion, respectively. The increase in fiscal 2015 is driven by an increase in construction in progress of $358.7 million related primarily to capital projects at our refineries and the fertilizer plant project discussed below.

In September 2014, our Board of Directors approved plans to construct a nitrogen fertilizer plant located in Spiritwood, North Dakota. We currently estimate the construction costs to be more than $3.0 billion, with the plant anticipated to be operational during calendar year 2018. As of February 28, 2015, we have capitalized approximately $68.4 million related to this project. As required by GAAP, we review long-lived assets for impairment when events or changes in circumstances, including significant changes in actual or expected operating results, indicate that the asset’s carrying value may not be recoverable.

Depreciation expense during the three and six months ended February 28, 2015 was $72.7 million and $143.2 million, respectively. Depreciation expense during the three and six months ended February 28, 2014 was $60.7 million and $120.1 million, respectively.

Note 6        Goodwill and Other Intangible Assets

Goodwill of $154.9 million and $158.7 million on February 28, 2015 and August 31, 2014, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the six months ended February 28, 2015, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2014	$552	$151,246	$6,898	$158,696
Goodwill acquired during the period	—	388	—	388
Effect of foreign currency translation adjustments	—	(4,217)	—	(4,217)
Balances, February 28, 2015	$552	$147,417	$6,898	$154,867

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	February 28, 2015			August 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$70,375	$(28,472)	$41,903	$69,862	$(26,114)	$43,748
Trademarks and other intangible assets	42,402	(30,853)	11,549	41,293	(29,587)	11,706
Total intangible assets	$112,777	$(59,325)	$53,452	$111,155	$(55,701)	$55,454

Total amortization expense for intangible assets during the three and six months ended February 28, 2015 was $1.8 million and $3.6 million, respectively. Total amortization expense for intangible assets during the three and six months ended February 28, 2014 was $2.6 million and $4.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$7,089
Year 2	6,409
Year 3	4,802
Year 4	3,609
Year 5	3,489

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 28, 2015.

	February 28, 2015	August 31, 2014
	(Dollars in thousands)
Notes payable	$1,015,783	$840,699
CHS Capital notes payable	345,832	318,774
Total notes payable	$1,361,615	$1,159,473

On February 28, 2015, our primary line of credit was a five-year revolving facility with a committed amount of $2.5 billion. We had no amounts outstanding as of February 28, 2015 and August 31, 2014.

Interest, net for the three and six months ended February 28, 2015 and 2014 is as follows:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest expense	$19,574	$11,836	$40,610	$34,426
Interest-purchase of NCRA noncontrolling interests	4,860	21,273	18,928	32,397
Capitalized interest	(12,706)	(2,526)	(24,611)	(3,862)
Interest income	(2,238)	(1,594)	(4,836)	(3,187)
Interest, net	$9,490	$28,989	$30,091	$59,774

We terminated interest rate swaps and recorded a resulting $13.5 million gain as a reduction to interest expense in our Consolidated Statements of Operations for the three and six months ended February 28, 2014. See Note 11, Derivative Financial Instruments and Hedging Activities for additional information.

Note 8        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B cumulative redeemable preferred stock over a three-year period.

In September 2014, we issued 19,700,000 shares of Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock) with a total redemption value of $492.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 3 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $476.7 million. The Class B Series 3 Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCM and accumulates dividends at a rate of 6.75% per year to, but excluding, September 30, 2024, and at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum thereafter, which are payable quarterly. Our Class B Series 3 Preferred Stock may be redeemed at our option beginning September 30, 2024.

In January 2015, we issued 20,700,000 shares of Class B Cumulative Redeemable Preferred Stock, Series 4 (Class B Series 4 Preferred Stock) with a total redemption value of $517.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 4 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $501.1 million. The Class B Series 4 Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCL and accumulates dividends at a rate of 7.50% per year, which are payable quarterly. Our Class B Series 4 Preferred Stock may be redeemed at our option beginning January 21, 2025.

Changes in Equities

Changes in equities for the six months ended February 28, 2015 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2014	$3,508,473	$23,256	$284,699	$1,190,177	$(156,757)	$1,598,660	$18,336	$6,466,844
Reversal of prior year patronage and redemption estimates	(282,290)	—	(148,579)	—	—	810,641	—	379,772
Distribution of 2014 patronage refunds	395,287	—	147,379	—	—	(818,219)	—	(275,553)
Redemptions of equities	(108,442)	(79)	(221)	—	—	19	—	(108,723)
Equities issued	12,365	—	—	977,398	—	—	—	989,763
Preferred stock dividends	—	—	—	—	—	(64,723)	—	(64,723)
Distributions to noncontrolling interests	—	—	—	—	—	—	(430)	(430)
Other, net	(258)	—	(606)	—	—	169	(6,159)	(6,854)
Net income	—	—	—	—	—	471,517	(289)	471,228
Other comprehensive income (loss), net of tax	—	—	—	—	(5,638)	—	—	(5,638)
Estimated 2015 cash patronage refunds	—	—	—	—	—	(132,700)	—	(132,700)
Estimated 2015 equity redemptions	(53,000)	—	—	—	—	—	—	(53,000)
Balances, February 28, 2015	$3,472,135	$23,177	$282,672	$2,167,575	$(162,395)	$1,865,364	$11,458	$7,659,986

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the six months ended February 28, 2015:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Current period other comprehensive income (loss), net of tax	236	773	(2,658)	(11,008)	(12,657)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6,770	—	249	—	7,019
Net other comprehensive income (loss), net of tax	7,006	773	(2,409)	(11,008)	(5,638)
Balance as of February 28, 2015	$(144,846)	$5,171	$(5,131)	$(17,589)	$(162,395)
Amounts reclassified from accumulated other comprehensive income (loss) were primarily related to pension and other postretirement benefits and were recorded to net income. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts as disclosed in Note 9, Benefit Plans.

Note 9        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and six months ended February 28, 2015 and 2014 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit costs for the three months ended February 28 are as follows:	(Dollars in thousands)
Service cost	$9,058	$7,802	$225	$248	$474	$476
Interest cost	7,002	8,240	352	486	415	502
Expected return on assets	(12,436)	(11,082)	—	—	—	—
Prior service cost (credit) amortization	409	398	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,907	4,445	261	241	(106)	(311)
Net periodic benefit cost	$8,940	$9,803	$895	$1,032	$753	$637
Components of net periodic benefit costs for the six months ended February 28 are as follows:
Service cost	$18,116	$15,269	$450	$427	$946	$958
Interest cost	14,016	14,938	704	822	830	1,021
Expected return on assets	(24,874)	(23,816)	—	—	—	—
Prior service cost (credit) amortization	816	797	114	114	(60)	(60)
Actuarial (gain) loss amortization	9,808	9,089	522	468	(211)	(187)
Net periodic benefit cost	$17,882	$16,277	$1,790	$1,831	$1,505	$1,732

Employer Contributions

Total contributions to be made during fiscal 2015, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2015, CHS and NCRA made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2015, but we may make a voluntary contribution during our fourth quarter.

Note 10        Segment Reporting

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

Segment information for the three and six months ended February 28, 2015 and 2014 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2015:	(Dollars in thousands)
Revenues	$1,947,297	$6,501,280	$16,803	$(109,652)	$8,355,728
Cost of goods sold	1,894,418	6,326,607	(8)	(109,652)	8,111,365
Gross profit	52,879	174,673	16,811	—	244,363
Marketing, general and administrative	46,758	106,671	17,346	—	170,775
Operating earnings (losses)	6,121	68,002	(535)	—	73,588
(Gain) loss on investments	—	—	(2,199)	—	(2,199)
Interest, net	(7,264)	14,399	2,355	—	9,490
Equity (income) loss from investments	(736)	(4,442)	(18,991)	—	(24,169)
Income before income taxes	$14,121	$58,045	$18,300	$—	$90,466
Intersegment revenues	$(105,567)	$(4,085)	$—	$109,652	$—

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2014:
Revenues	$2,961,193	$6,833,365	$17,445	$(131,729)	$9,680,274
Cost of goods sold	2,676,335	6,694,245	(11)	(131,729)	9,238,840
Gross profit	284,858	139,120	17,456	—	441,434
Marketing, general and administrative	38,042	99,985	17,744	—	155,771
Operating earnings (losses)	246,816	39,135	(288)	—	285,663
(Gain) loss on investments	—	116	(2,725)	—	(2,609)
Interest, net	18,578	9,190	1,221	—	28,989
Equity (income) loss from investments	(849)	(8,213)	(21,987)	—	(31,049)
Income before income taxes	$229,087	$38,042	$23,203	$—	$290,332
Intersegment revenues	$(131,729)	$—	$—	$131,729	$—

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2015:
Revenues	$4,965,750	$13,143,319	$35,796	$(289,669)	$17,855,196
Cost of goods sold	4,598,852	12,710,939	(12)	(289,669)	17,020,110
Gross profit	366,898	432,380	35,808	—	835,086
Marketing, general and administrative	80,126	210,548	42,069	—	332,743
Operating earnings (losses)	286,772	221,832	(6,261)	—	502,343
(Gain) loss on investments	—	(2,875)	(2,199)	—	(5,074)
Interest, net	(3,443)	28,806	4,728	—	30,091
Equity (income) loss from investments	(1,076)	(4,463)	(43,259)	—	(48,798)
Income before income taxes	$291,291	$200,364	$34,469	$—	$526,124
Intersegment revenues	$(280,520)	$(9,149)	$—	$289,669	$—
Capital expenditures	$273,989	$212,140	$26,381	$—	$512,510
Depreciation and amortization	$69,118	$73,408	$6,258	$—	$148,784
Total assets at February 28, 2015	$4,322,316	$8,237,930	$3,412,797	$—	$15,973,043

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2014:
Revenues	$6,202,509	$14,764,699	$34,208	$(295,021)	$20,706,395
Cost of goods sold	5,748,029	14,411,048	(11)	(295,021)	19,864,045
Gross profit	454,480	353,651	34,219	—	842,350
Marketing, general and administrative	70,097	186,768	32,047	—	288,912
Operating earnings (losses)	384,383	166,883	2,172	—	553,438
(Gain) loss on investments	—	116	(2,725)	—	(2,609)
Interest, net	31,022	24,287	4,465	—	59,774
Equity (income) loss from investments	(2,157)	(14,690)	(46,880)	—	(63,727)
Income before income taxes	$355,518	$157,170	$47,312	$—	$560,000
Intersegment revenues	$(295,021)	$—	$—	$295,021	$—
Capital expenditures	$221,742	$159,810	$7,985	$—	$389,537
Depreciation and amortization	$66,174	$55,603	$5,422	$—	$127,199
Total assets at February 28, 2014	$4,091,794	$7,678,688	$2,533,775	$—	$14,304,257

Note 11        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as discussed in Note 12, Fair Value Measurements.

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

	February 28, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$595,994	$—	$131,627	$464,367
Foreign exchange derivatives	5,620	—	787	4,833
Interest rate derivatives - hedge	12,390	—	—	12,390
Total	$614,004	$—	$132,414	$481,590
Derivative Liabilities:
Commodity and freight derivatives	$464,985	$1,279	$131,627	$332,079
Foreign exchange derivatives	13,215	—	787	12,428
Interest rate derivatives - hedge	4,296	—	—	4,296
Interest rate derivatives - non-hedge	94	—	—	94
Total	$482,590	$1,279	$132,414	$348,897

	August 31, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$597,210	$—	$42,229	$554,981
Foreign exchange derivatives	2,523	—	1,174	1,349
Interest rate derivatives - hedge	4,200	—	—	4,200
Total	$603,933	$—	$43,403	$560,530
Derivative Liabilities:
Commodity and freight derivatives	$597,612	$2,504	$42,229	$552,879
Foreign exchange derivatives	2,248	—	1,174	1,074
Interest rate derivatives - non-hedge	130	—	—	130
Total	$599,990	$2,504	$43,403	$554,083

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Location of Gain (Loss)	2015	2014	2015	2014
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$208,794	$81,210	$212,793	$61,421
Foreign exchange derivatives	Cost of goods sold	(12,525)	(1,581)	(10,114)	(2,003)
Interest rate derivatives	Interest, net	45	52	74	51
Total		$196,314	$79,681	$202,753	$59,469

Commodity and Freight Contracts:

As of February 28, 2015 and August 31, 2014, we had the following outstanding purchase and sales contracts:

	February 28, 2015		August 31, 2014
	Purchase Contracts	Sales Contracts	Purchase Contracts	Sales Contracts
	(Units in thousands)
Grain and oilseed - bushels	716,952	1,380,157	665,690	938,140
Energy products - barrels	57,686	55,030	27,754	50,450
Soy products - tons	4,192	3,660	37	1,212
Crop nutrients - tons	134	3,091	1,613	1,607
Ocean and barge freight - metric tons	5,006	3,308	5,423	4,005
Rail freight - rail cars	202	117	321	186
Livestock - pounds	21,320	200	—	46,280

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, except for some grain marketing transactions primarily in South America and Europe, and purchases of products from Canada. We have minimal risk relating to foreign currency fluctuations, as substantially all international sales are denominated in U.S. dollars. From time to time, we enter into foreign currency futures contracts to mitigate currency fluctuations. Although our overall risk relating to foreign currency fluctuations is minimal, these fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. As of February 28, 2015, we had $5.6 million included in derivative assets and $13.2 million included in derivative liabilities associated with foreign currency contracts.

Interest Rate Contracts:

CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of underlying loans with a combined notional amount of $3.9 million expiring at various times through fiscal 2018, with $0.1 million of the notional amount expiring during fiscal 2015. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of February 28, 2015 and August 31, 2014, we have certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the six months ended February 28, 2015, we recorded offsetting fair value adjustments of $8.2 million, with no ineffectiveness recorded in earnings.

During the six months ended February 28, 2015, we entered into interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. The swaps expire in fiscal 2016 with no amounts expected to be included in earnings during the next 12 months.

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

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2015 and 2014.

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest rate derivatives	$(3,702)	$(5,299)	$(4,296)	$(10,580)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three and six months ended February 28, 2015 and 2014.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Location of Gain (Loss)	2015	2014	2015	2014
		(Dollars in thousands)
Interest rate derivatives	Interest income (expense)	$(199)	$13,360	$(402)	$13,143

Note 12        Fair Value Measurements

The following tables present assets and liabilities, included on our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair values. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

Recurring fair value measurements at February 28, 2015 and August 31, 2014 are as follows:

	February 28, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,246,484	$—	$1,246,484
Commodity and freight derivatives	126,415	469,579	—	595,994
Foreign currency derivatives	5,620	—	—	5,620
Interest rate swap derivatives	—	12,390	—	12,390
Deferred compensation assets	84,479	—	—	84,479
Other assets	11,013	—	—	11,013
Total	$227,527	$1,728,453	$—	$1,955,980
Liabilities:
Commodity and freight derivatives	$157,780	$307,205	$—	$464,985
Interest rate swap derivatives	—	4,390	—	4,390
Foreign currency derivatives	13,215	—	—	13,215
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	121,070	121,070
Total	$170,995	$311,595	$121,070	$603,660

	August 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$921,554	$—	$921,554
Commodity and freight derivatives	78,590	518,620	—	597,210
Interest rate swap derivatives	—	4,200	—	4,200
Foreign currency derivatives	2,523	—	—	2,523
Deferred compensation assets	83,217	—	—	83,217
Other assets	8,778	—	—	8,778
Total	$173,108	$1,444,374	$—	$1,617,482
Liabilities:
Commodity and freight derivatives	$117,690	$479,922	$—	$597,612
Interest rate swap derivatives	—	130	—	130
Foreign currency derivatives	2,248	—	—	2,248
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	114,917	114,917
Total	$119,938	$480,052	$114,917	$714,907

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

Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. See Note 11, Derivative Financial Instruments and Hedging Activities for additional information about interest rate swaps designated as fair value and cash flow hedges.

Deferred compensation and other assets — Our deferred compensation investments, Rabbi Trust assets and available-for-sale investments in common stock of other companies are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
Item	February 28, 2015 (Dollars in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$121,070	Adjusted Black-Scholes option pricing model	Forward crack spread margin on February 28, 2015 (a)	$20.78-$21.79 ($21.55)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	165.25%
			Risk-free interest rate (d)	0.09%-0.94% (0.53%)
			Expected life - years (e)	0.50-2.50 (1.57)
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended February 28, 2015 and 2014, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2015	2014
	(Dollars in thousands)
Balances, November 30, 2014 and 2013, respectively	$86,520	$150,991
Total (gains) losses included in cost of goods sold	34,550	(10,360)
Balances, February 28, 2015 and 2014, respectively	$121,070	$140,631

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended February 28, 2015 and 2014, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2015	2014
	(Dollars in thousands)
Balances, August 31, 2014 and 2013, respectively	$114,917	$134,134
Total (gains) losses included in cost of goods sold	6,153	6,497
Balances, February 28, 2015 and 2014, respectively	$121,070	$140,631

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities.

Note 13        Commitments and Contingencies

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. Minimum future payments required under long-term unconditional purchase obligations as of February 28, 2015 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$1,051,453	$61,285	$170,393	$152,840	$666,935

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at February 28, 2015 is $838.1 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2015, our bank covenants allowed maximum guarantees of $1.0 billion, of which $117.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of February 28, 2015.

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

CHS Inc. (CHS, we or us) is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock (8% Preferred Stock), our Class B Cumulative Redeemable Preferred Stock, Series 1 (Class B Series 1 Preferred Stock), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 (Class B Series 2 Preferred Stock), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 (Class B Series 3 Preferred Stock) and our Class B Cumulative Redeemable Preferred Stock, Series 4 (Class B Series 4 Preferred Stock) listed on the NASDAQ Stock Market LLC (NASDAQ) under the symbols CHSCP, CHSCO, CHSCN, CHSCM and CHSCL, respectively.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers or further processed into a variety of grain-based food and other products.

Our consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including National Cooperative Refinery Association (NCRA) in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. Effective in the first quarter of fiscal 2015, we reconfigured certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. In accordance with Accounting Standards Codification (ASC) Topic 280, Segment Reporting, we have identified our operating segments to reflect the manner in which our chief operating decision maker evaluates performance and manages the business, and we have aggregated those operating segments into our reportable Energy and Ag segments. Prior period segment information has been revised to reflect this change to ensure comparability.

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

Recent Events

In January 2015, we issued 20,700,000 shares of Class B Series 4 Preferred Stock, which are listed on the NASDAQ under the symbol CHSCL. The approximately $501.1 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses payable by CHS, are intended to be used to partially fund the construction of the Spiritwood, North Dakota nitrogen fertilizer manufacturing plant discussed below.

Results of Operations

Comparison of the three months ended February 28, 2015 and February 28, 2014

General.  We recorded income before income taxes of $90.5 million during the three months ended February 28, 2015 compared to $290.3 million during the three months ended February 28, 2014, a decrease of $199.8 million. Operating results reflected decreased pretax earnings in our Energy segment and Corporate and Other, partially offset by increased pretax earnings in our Ag segment.

Our Energy segment generated income before income taxes of $14.1 million for the three months ended February 28, 2015 compared to $229.1 million in the three months ended February 28, 2014, representing a decrease of $215.0 million (94%). The majority of our decreased earnings for the three months ended February 28, 2015 was driven by our refined fuels business due primarily to significantly lower refining margins. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The Environmental Protection Agency (EPA) generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our renewable fuels operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. In calendar year 2013, the price of RINs was extremely volatile as refiners awaited a potential EPA adjustment to the mandate. In November 2014, the EPA announced that it was deferring the 2014 percentage standards under the renewable fuels standard program. As a result, we are not required to comply with the associated standards until the EPA takes final action, at which time the EPA will adjust the reporting requirements to enable retroactive compliance. A significant increase in the price of RINs could have a material impact on our results.

Our Ag segment generated income before income taxes of $58.0 million for the three months ended February 28, 2015 compared to $38.0 million in the three months ended February 28, 2014, an increase in earnings of $20.0 million (53%). Earnings from our wholesale crop nutrients business increased $19.7 million for the three months ended February 28, 2015 compared with the three months ended February 28, 2014, primarily due to increased margins. Our processing and food ingredients businesses experienced increased earnings of $23.7 million for the three months ended February 28, 2015 compared to the same period of the previous year, primarily related to improved margins in our soybean crushing business and a reduction in natural gas prices at our plants. Our country operations earnings decreased $11.0 million during the three months ended February 28, 2015, compared to the same three-month period of the previous year, due primarily to decreased service margins and increased employee expenses compared to the prior year. Our grain marketing earnings decreased by $13.4 million during the three months ended February 28, 2015 compared with the three months ended February 28, 2014, primarily as a result of decreased earnings associated with our logistical performance, which returned to normal levels this year. Earnings from our renewable fuels marketing and production operations decreased by $4.3 million for the three months ended February 28, 2015 compared with the three months ended February 28, 2014, due primarily to lower market prices on ethanol sales, and to a lesser extent, decreased volumes which offset the impact of an earnings increase associated with the acquisition of our ethanol plant in the fourth quarter of fiscal 2014. The remainder of the increase in Ag earnings is due to expenditures associated with a feasibility study for constructing the fertilizer plant in Spiritwood, North Dakota that were incurred in fiscal 2014, that didn't reoccur in fiscal 2015.

Corporate and Other generated income before income taxes of $18.3 million during the three months ended February 28, 2015 compared to $23.2 million during the three months ended February 28, 2014, a decrease in earnings of $4.9 million.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended February 28, 2015 was $92.8 million compared to $260.1 million for the three months ended February 28, 2014, which represents a $167.3 million (64%) decrease.

Revenues.  Consolidated revenues were $8.4 billion for the three months ended February 28, 2015 compared to $9.7 billion for the three months ended February 28, 2014, representing a 13% decrease.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.8 billion decreased by $987.7 million (35%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014. During the three months ended February 28, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $105.6 million and $131.7 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $737.4 million (35%), of which $824.4 million was related to lower prices which was partially offset by higher volumes of $87.0 million when compared to the same period of the previous year. The sales price of refined fuels decreased $1.13 per gallon (38%) and volumes increased approximately 4%. Propane revenue decreased $258.9 million (40%), which included $100.7 million related to lower net average selling prices and $158.2 million from a 25% decrease in volumes when compared to the same period in 2014 which included significantly high volumes due to extremely cold weather. The average selling price of propane decreased $0.34 per gallon (21%) when compared to the same period of the prior year.

Our Ag segment revenues, after elimination of intersegment revenues, of $6.5 billion decreased $336.2 million (5%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014.

Grain revenues in our Ag segment were $4.7 billion and $4.8 billion for the three months ended February 28, 2015 and 2014, respectively. The decrease in grain revenues was primarily the result of lower average sales prices of $384.8 million which was partially offset by higher net volumes of $244.4 million during the three months ended February 28, 2015 compared to the same period of the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.63 per bushel (8%) when compared to the three months ended February 28, 2014. Wheat and soybean volumes increased by approximately 5% compared to the three months ended February 28, 2014.

Our processing and food ingredients revenues in our Ag segment of $414.4 million decreased $35.5 million (8%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014. For the three months ended February 28, 2015, the net decrease in revenues is comprised of a $90.7 million decrease in volumes of our oilseed products partially offset by an increase in the average selling price of $55.2 million compared to the three months ended February 28, 2014.

Wholesale crop nutrient revenues in our Ag segment totaled $458.1 million and $472.0 million during the three months ended February 28, 2015 and 2014, respectively. The wholesale crop nutrient revenues decrease of $13.9 million (3%) consisted of $44.8 million related to lower volumes which was partially offset by $30.8 million associated with higher prices during the three months ended February 28, 2015 compared to the same period of the previous year. The average sales price of all fertilizers sold increased $22.94 (7%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes decreased 10% during the three months ended February 28, 2015 compared with the three months ended February 28, 2014.

Our renewable fuels revenue from our marketing and production operations decreased by $99.6 million during the three months ended February 28, 2015 when compared with the same period from the previous year. Our lower renewable fuels revenues were driven by a decrease of $78.1 million due to lower average selling prices and $21.5 million due to lower sales volumes during the three months ended February 28, 2015. The lower prices and volumes of our renewable fuels were driven by lower prices of traditional fuels which was partially offset by the acquisition of our ethanol plant in our fourth quarter of fiscal 2014.

Our Ag segment other product revenues, primarily feed and farm supplies, of $422.8 million decreased by $33.3 million (7%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily the result of a decrease in our country operations energy product sales price and feed sales.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $8.1 billion for the three months ended February 28, 2015 compared to $9.2 billion for the three months ended February 28, 2014, representing a 12% decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.8 billion decreased by $755.8 million (30%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014. For the three months ended February 28, 2015, refined fuels costs decreased $489.0 million, which was primarily driven by a decrease in the average cost of $0.90 per gallon (34%) when compared to the three months ended February 28, 2014. Cost of goods sold for propane decreased $249.8 million (40%), which reflects a 24% decrease in volumes and an average cost decrease of $0.32 per gallon (20%), when compared to the three months ended February 28, 2014.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $6.3 billion decreased $371.7 million (6%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014. Grain cost of goods sold in our Ag segment totaled $4.6 billion and $4.7 billion during the three months ended February 28, 2015 and 2014, respectively. The cost of grains and oilseed procured through our Ag segment decreased $156.2 million (3%) compared to the three months ended February 28, 2014. This is primarily the result of a $0.64 (8%) decrease in the average cost per bushel which was partially offset by a slight increase in the bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of corn, soybeans and spring wheat have all decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $387.5 million decreased $58.2 million (13%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014, which was primarily due to the lower cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $423.5 million and $461.9 million during the three months ended February 28, 2015 and 2014, respectively. The net decrease of $38.4 million (8%) is comprised of a net 10% decrease in the tons sold partially offset by an increase in the average cost of fertilizer of $4.09 per ton (1%), when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations decreased $115.7 million during the three months ended February 28, 2015, due to a combination of a decrease in the average cost per gallon and a decrease in volumes sold, when compared with the same period of the previous year. The decrease in volumes in our marketing business was partially offset by the acquisition of our ethanol plant in the fourth quarter of fiscal 2014.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $20.4 million (6%) during the three months ended February 28, 2015 compared to the three months ended February 28, 2014, primarily the result of a decrease in energy products and feed, partially offset by increased crop nutrients and crop protection products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $170.8 million for the three months ended February 28, 2015 increased by $15.0 million (10%) compared to the three months ended February 28, 2014, primarily due to additional head count to support our operations and expansion as well as increased marketing and information technology maintenance costs.

Gain/Loss on Investments. Gain on investments for the three months ended February 28, 2015 was $2.2 million compared to $2.6 million during the three months ended February 28, 2014.

Interest, net.  Net interest of $9.5 million for the three months ended February 28, 2015 decreased $19.5 million compared to the three months ended February 28, 2014. The majority of the decrease was primarily due to a $16.4 million decrease in patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our agreement to purchase the remaining NCRA noncontrolling interest, as well as the impact of capitalized interest of $10.2 million associated with our ongoing capital projects. These reductions to interest expense were partially offset by the impact of a gain on interest rate swaps of $13.5 million that occurred during the second quarter of fiscal 2014 that didn't reoccur in fiscal 2015.

Equity Income from Investments.  Equity income from investments of $24.2 million for the three months ended February 28, 2015 decreased $6.9 million compared to the three months ended February 28, 2014. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded an income tax benefit of $2.4 million for the three months ended February 28, 2015, compared to a tax expense of $29.7 million for the three months ended February 28, 2014, with respective effective tax rates of (2.7%) and 10.2%. The tax benefit for the three months ended February 28, 2015 is due to a reduction in the fiscal 2015 projected effective tax rate and the recognition of fiscal 2014 tax credits from the enactment of the Tax Increase Prevention Act of 2014 during the quarter. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for the three months ended February 28, 2015 and 2014. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the six months ended February 28, 2015 and February 28, 2014

General.  We recorded income before income taxes of $526.1 million during the six months ended February 28, 2015 compared to $560.0 million during the six months ended February 28, 2014, a decrease of $33.9 million (6%). Operating results reflected decreased pretax earnings in our Energy segment and Corporate and Other, partially offset by increased pretax earnings in our Ag segment.

Our Energy segment generated income before income taxes of $291.3 million for the six months ended February 28, 2015 compared to $355.5 million in the six months ended February 28, 2014, representing a decrease of $64.2 million (18%), primarily due to significantly reduced refining margins in our second quarter of fiscal 2015 and, to a lesser extent, due to lower earnings in our propane business. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs in our renewable fuels operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. In calendar year 2013, the price of RINs was extremely volatile as refiners awaited a potential EPA adjustment to the mandate. In November 2014, the EPA announced that it is deferring the 2014 percentage standards under the renewable fuels standard program. As a result, we are not required to comply with the associated standards until the EPA takes final action, at which time the EPA will adjust the reporting requirements to enable retroactive compliance. A significant increase in the price of RINs could have a material impact on our results.

Our Ag segment generated income before income taxes of $200.4 million for the six months ended February 28, 2015 compared to $157.2 million in the six months ended February 28, 2014, an increase in earnings of $43.2 million (27%). Earnings from our wholesale crop nutrients business increased $27.6 million for the six months ended February 28, 2015, compared with the same period in fiscal 2014, primarily due to increased margins. Earnings from our renewable fuels marketing and production operations were flat for the six months ended February 28, 2015 compared with the six months ended February 28, 2014, primarily due to earnings from the acquisition of our ethanol plant in the fourth quarter of fiscal 2014, offset by lower market prices for ethanol. Our processing and food ingredients businesses experienced an increase in earnings of $6.6 million for the six months ended February 28, 2015 compared to the same period of the previous year, primarily due to a decrease in natural gas prices at our plants. Our country operations earnings increased $4.7 million due to increased grain volumes and margins partially offset by increased employee related expenses during the six months ended February 28, 2015. Our grain marketing earnings decreased $10.2 million during the six months ended February 28, 2015 compared with the same period in the prior year, primarily as a result of decreased logistical performance and foreign currency exchange losses, partially offset by improved margins due to a robust export program.

Corporate and Other generated income before income taxes of $34.5 million for the six months ended February 28, 2015 compared to $47.3 million during the same period of the previous year, a decrease in earnings of $12.8 million (27%). The decrease is primarily related to lower earnings, net of allocated expenses, associated with our equity investments.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the six months ended February 28, 2015 was $471.5 million compared to $502.3 million for the six months ended February 28, 2014, which represents a $30.8 million decrease (6%).

Revenues.  Consolidated revenues were $17.9 billion for the six months ended February 28, 2015 compared to $20.7 billion for the six months ended February 28, 2014, which represents a $2.8 billion decrease (14%).

Our Energy segment revenues of $4.7 billion, after elimination of intersegment revenues, decreased by $1.2 billion (21%) during the six months ended February 28, 2015 compared to the six months ended February 28, 2014. During the six months ended February 28, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $280.5 million and $295.0 million, respectively. Refined fuels revenues decreased $956.3 million (21%), of which approximately $1.0 billion related to a decrease in the net average selling price, which was partially offset by an increase in sales volumes of $63.6 million, compared to the same period in the previous year. The sales price of refined fuels products decreased $0.64 per gallon (22%), and sales volumes increased by 1%, when compared to the same six-month period of the previous year. Propane revenues decreased $270.9 million (27%), of which $130.7 million was related to a decrease in the net average selling price and $140.1 million was attributable to a decrease in volumes. The average sales price for our propane products decreased in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, due to an extremely cold winter as well as a condensed crop drying season in the first six months of fiscal 2014 that didn't reoccur in the current year. Propane sales volume decreased 14%, and the average selling price of propane decreased $0.22 per gallon (15%) in comparison to the same period of the previous year.

Our Ag segment revenues of $13.1 billion, after elimination of intersegment revenues, decreased $1.6 billion (11%) during the six months ended February 28, 2015 compared to the six months ended February 28, 2014.

Grain revenues in our Ag segment totaled $9.1 billion and $10.4 billion during the six months ended February 28, 2015 and 2014, respectively. Of the grain revenues decrease of $1.3 billion (13%), approximately $1.3 billion is due to decreased average grain selling prices, partially offset by $42.2 million due to a net increase in volume during the six months ended February 28, 2015 compared to the same period in the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.12 per bushel (13%) over the same six-month period in the previous year.

Our processing and food ingredients revenues in our Ag segment of $843.6 million decreased $84.9 million (9%) during the six months ended February 28, 2015 compared to the six months ended February 28, 2014. The net decrease in revenues is comprised of $80.2 million from a decrease in volumes and $4.7 million from a decrease in the average selling price of our oilseed products compared to the six months ended February 28, 2014. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $966.8 million and $1.1 billion during the six months ended February 28, 2015 and 2014, respectively. Of the wholesale crop nutrient revenues decrease of $94.6 million (9%), $91.3 million was related to a decrease in volumes and $3.3 million was related to a decrease in average fertilizer selling prices, during the six months ended February 28, 2015 compared to the same period in the prior year. Our wholesale crop nutrient volumes decreased 9% during the six months ended February 28, 2015 compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $1.18 per ton (less than 1%) compared with the same period of the previous year.

Our renewable fuels revenue from our marketing and production operations decreased $71.0 million during the six months ended February 28, 2015 when compared with the same period from the previous year. A decrease of $160.3 million was driven by lower average selling prices, partially offset by higher sales volumes impact of $89.3 million. The lower average sales price of our ethanol was impacted by the decline in the price of traditional fuels. The increase in volumes sold is mostly due to the acquisition of our ethanol plant in our fourth quarter of fiscal 2014.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.1 billion decreased by $51.2 million during the six months ended February 28, 2015 compared to the six months ended February 28, 2014. The decrease was primarily the result of decreased country operations retail sales of feed and the sales price of energy related products.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $17.0 billion for the six months ended February 28, 2015 compared to $19.9 billion for the six months ended February 28, 2014, which represents a $2.9 billion (15%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $4.3 billion decreased by $1.1 billion (21%) during the six months ended February 28, 2015 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to a decrease in the cost of goods sold for refined fuels and propane. Specifically, refined fuels cost of goods sold decreased $870.5 million (20%) which reflects a $0.58 per gallon (22%) decrease in the average cost of refined fuels when compared to the same period of the previous year. The cost of goods sold of propane decreased $245.3 million (25%), primarily from an average cost decrease of $0.19 per gallon (13%) and a 14% decrease in volumes which resulted from higher volumes and prices during the six months ended February 28, 2014 due to extremely cold temperatures and a condensed crop drying season.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $12.7 billion, decreased $1.8 billion (13%) during the six months ended February 28, 2015 compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $8.8 billion and $10.2 billion during the six months ended February 28, 2015 and 2014, respectively. The cost of grains and oilseed procured through our Ag segment decreased $1.4 billion (14%) compared to the six months ended February 28, 2014. This is the result of a $1.17 (14%) decrease in the average cost per bushel, with bushel volumes remaining flat, for the six months ended February 28, 2015, compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $804.3 million decreased $89.8 million (10%) during the six months ended February 28, 2015 compared to the six months ended February 28, 2014, which was primarily due to decreases in the cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $910.9 million and $1.0 billion during the six months ended February 28, 2015 and 2014, respectively. The net decrease of $127.8 million (12%) is comprised of a decrease in the average cost per ton of fertilizer of $13.66 (4%), and a decrease in the tons sold of 9%, when compared to the same six-month period in the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $112.4 million, during the six months ended February 28, 2015, primarily from a decrease in the average cost per gallon which was partially offset by an increase in volumes, when compared with the same period of the previous year. The increase in volumes was due to the ethanol sales from the ethanol plant we acquired in the fourth quarter of fiscal 2014.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $46.3 million (5%) during the six months ended February 28, 2015 compared to the six months ended February 28, 2014, primarily the result of decreased country operations retail sales of feed and the purchase price of energy related products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $332.7 million for the six months ended February 28, 2015 increased by $43.8 million (15%) compared to the six months ended February 28, 2014, primarily due to additional head count to support our operations and expansion, increased bad debt provision related to an international customer and increased information technology maintenance and marketing costs.

Interest, net.  Net interest of $30.1 million for the six months ended February 28, 2015 decreased $29.7 million compared to the same period of the previous year. Approximately $20.8 million of the decrease was related to capitalized interest associated with our ongoing capital projects and $13.5 million was associated with a decrease in patronage earned by the noncontrolling interests of NCRA. These were partially offset by a gain on interest rate swaps in the second quarter of fiscal 2014 that didn't reoccur in fiscal 2015.

Equity Income from Investments.  Equity income from investments of $48.8 million for the six months ended February 28, 2015 decreased $14.9 million (23%) compared to the six months ended February 28, 2014. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense was $54.9 million for the six months ended February 28, 2015 compared with $56.4 million for the six months ended February 28, 2014, resulting in effective tax rates of 10.4% and 10.1%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for the six-month periods ended February 28, 2015 and 2014. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable financial bank covenants. We fund our operations through a combination of cash flows from operations and our revolving credit facility. We fund our capital expenditures and growth primarily through a combination of operating cash flows, long-term debt and preferred stock.

We announced in September 2014 that our Board of Directors approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota, anticipated to cost more than $3.0 billion. We expect to finance the project through a combination of issuance of preferred stock and long-term debt. In September 2014, we took an initial step in financing this project by issuing 19,700,000 shares of Class B Series 3 Preferred Stock, which yielded approximately $476.7 million in cash after underwriting discounts and offering expenses. In January 2015, we issued 20,700,000 shares of Class B Series 4 Preferred Stock, which yielded approximately $501.1 million after underwriting discounts and offering expenses, to partially finance this project. See "Cash Flows from Financing Activities - Other Financing" below for additional information about the preferred stock issued.

On February 28, 2015, we had working capital, defined as current assets less current liabilities, of $3.7 billion and a current ratio, defined as current assets divided by current liabilities, of 1.6 compared to working capital of $3.2 billion and a current ratio of 1.5 on August 31, 2014. On February 28, 2014, we had working capital of $3.1 billion and a current ratio of 1.5 compared to working capital of $3.1 billion and a current ratio of 1.5 on August 31, 2013.

On February 28, 2015 and August 31, 2014 we had a five-year revolving credit facility with a syndication of domestic and international banks which expires in June 2018, with a committed amount of $2.5 billion and no amounts outstanding as of February 28, 2015 and August 31, 2014. The major financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of February 28, 2015, we were in compliance with all covenants. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

In addition, our wholly-owned subsidiary, CHS Capital, LLC (CHS Capital), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the Cautionary Statements section and may affect net operating assets and liabilities and liquidity.

Cash flows used in operating activities were $558.3 million for the six months ended February 28, 2015 compared to cash flows used in operating activities of $31.2 million for the six months ended February 28, 2014. The fluctuation in cash flows when comparing the two periods is primarily due to increased cash outflows in fiscal 2015 for increased working capital needs.

Our operating activities used net cash of $558.3 million during the six months ended February 28, 2015. The cash used in operating activities resulted from a decrease in cash flows due to changes in net operating assets and liabilities of $1.3 billion, partially offset by net income of $471.2 million and net non-cash expenses and cash distributions from equity investments of $221.0 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $169.2 million and deferred taxes of $49.7 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in customer margin deposits and credit balances and increases in grain and oilseed inventory (50% increase related to an above average fall harvest) and feed and farm supplies inventory (94% increase related to the buildup of feed and farm supplies for the spring agronomy season) compared to the prior year. Increases in inventory quantities were partially offset by decreases in certain commodity prices from February 28, 2015 to August 31, 2014. The per bushel market prices of wheat and soybeans decreased by $0.59 (10%) and $0.59 (5%), respectively, while the per bushel market price of corn increased $0.26 (7%) from August 31, 2014 to February 28, 2015. During the same period, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased or increased slightly depending upon the product, with the exception of urea, which decreased approximately 17%. Additionally, crude oil market prices decreased by $46.20 per barrel (48%) from August 31, 2014 to February 28, 2015.

Our operating activities used net cash of $31.2 million during the six months ended February 28, 2014. The cash used in operating activities resulted from an increase in net operating assets and liabilities of $683.2 million, partially offset by net income including noncontrolling interests of $503.6 million and net non-cash expenses and cash distributions from equity investments of $148.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $152.2 million and the loss on the crack spread contingent liability of $6.5 million, partially offset by income from equity investments, net of distributions from those investments of $15.4 million. The increase in net operating assets and liabilities was caused primarily by an increase in fertilizer commodity prices, and an increase in inventory quantities on February 28, 2014, when compared to August 31, 2013. On February 28, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses primarily reflected increases between 15% and 33%, depending on the specific products, compared to prices on August 31, 2013. On February 28, 2014, the per bushel market prices of our primary grain commodities, corn and spring wheat, decreased by $0.25 (5%) and $0.60 (8%), respectively, while the soybeans per bushel market price increased $0.57 (4%) when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $5 per barrel (5%) on February 28, 2014 when compared to August 31, 2013. An increase in feed and farm supplies and grain inventories in our Ag segment also contributed to the increases in net operating assets and liabilities when comparing inventories at February 28, 2014 to August 31, 2013.

Our cash usage is usually greatest during the second quarter of our fiscal year as we build inventories at our wholesale crop nutrients and retail operations in our Ag segment and make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter, although we cannot ensure this historical trend will continue. We believe that we have adequate capacity through our committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 28, 2015 and 2014, the net cash used in our investing activities totaled $870.2 million and $744.1 million, respectively.

We acquired property, plant and equipment totaling $512.5 million and $389.5 million for the six months ended February 28, 2015 and 2014, respectively. In addition, we invested $315.0 million of the proceeds from the September 2014 Class B Series 3 Preferred Stock issuance in high-quality, short-term deposit instruments until those funds are needed for capital expenditures.

For the six months ended February 28, 2015, major repairs turnaround expenditures were $8.3 million. There were no turnaround expenditures for the six months ended February 28, 2014. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Both our Laurel, Montana and NCRA refineries have planned maintenance scheduled for fiscal 2015, with our NCRA refinery currently undergoing a major maintenance turnaround.

For the year ending August 31, 2015, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $690.0 million. Included in our expected capital expenditures for fiscal 2015, is $200.0 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of approximately $555.0 million and expected completion in calendar year 2015. We incurred $186.8 million of costs related to the coker project during fiscal 2014 and $78.4 million during the six months ended February 28, 2015. We also began an approximately $330.0 million expansion in fiscal 2013, which is anticipated to be completed in fiscal 2016, at NCRA's McPherson, Kansas refinery. We incurred $128.3 million of costs related to the NCRA expansion during fiscal 2014 and $58.8 million during the six months ended February 28, 2015.

Cash acquisitions of businesses, net of cash acquired, totaled $2.4 million and $97.9 million during the six months ended February 28, 2015 and 2014, respectively, and were related to our Ag segment.

Investments in joint ventures and other entities during the six months ended February 28, 2015 and 2014, totaled $57.4 million and $19.8 million, respectively.

Changes in notes receivable during the six months ended February 28, 2015 resulted in a net increase in cash flows of $14.4 million and a net decrease of $243.2 million during the six months ended February 28, 2014. The primary cause of the changes in cash flows during both periods relates to changes in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the six months ended February 28, 2015 and 2014, our financing activities provided net cash of $554.9 million and used net cash of $120.0 million, respectively.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On February 28, 2015 and August 31, 2014, we had a five-year revolving credit facility, expiring in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), a wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility is $232.8 million as of February 28, 2015.

At February 28, 2015, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $288.1 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $475.2 million outstanding at February 28, 2015, of which $297.4 million was collateralized. On February 28, 2015 and August 31, 2014 we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $1,015.8 million and $840.7 million, respectively.

We have two commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On February 28, 2015 and August 31, 2014, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $350.0 million as of February 28, 2015, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.06% as of February 28, 2015. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $42.0 million as of February 28, 2015.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.85% to 2.67% as of February 28, 2015. As of February 28, 2015, the total funding commitment under these agreements was $160.7 million, of which $30.7 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $90.9 million as of February 28, 2015, of which $59.3 million was borrowed with an interest rate of 1.59%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of February 28, 2015, and are due upon demand. Borrowings under these notes totaled $213.8 million as of February 28, 2015.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On February 28, 2015, we had total long-term debt outstanding of $1.3 billion, of which $1.2 billion was private placement debt, $90.0 million was bank financing and $38.3 million was other notes and contracts payable. On August 31, 2014, we had total long-term debt outstanding of $1.5 billion. Our long-term debt is unsecured except for other notes and contracts in the amount of $0.7 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2015.

We did not have any significant new long-term borrowings during the six months ended February 28, 2015 or 2014. During the six months ended February 28, 2015 and 2014, we repaid long-term debt of $150.4 million and $136.4 million, respectively.

Other Financing:

During the six months ended February 28, 2015 and 2014, pursuant to our agreement to acquire the remaining shares of NCRA, we made payments of $66.0 million and $66.0 million, respectively; increasing our ownership to 88.9%.

Changes in checks and drafts outstanding resulted in increases in cash flows of $28.7 million and $16.3 million during the six months ended February 28, 2015 and 2014, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Patronage earnings from the year ended August 31, 2014 were distributed during the six months ended February 28, 2015. The cash portion of this distribution, deemed by the Board of Directors to be 40% for both individual members and non-individual members, was $275.6 million. During the six months ended February 28, 2014, we distributed cash patronage of $287.7 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2014, that will be paid in fiscal 2015, to be approximately $130.1 million, of which $108.7 million was redeemed in cash during the six months ended February 28, 2015, compared to $79.7 million redeemed in cash during the six months ended February 28, 2014.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On February 28, 2015, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Our 8% Preferred Stock may be redeemed at our option beginning July 18, 2023.

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

In March 2014, we issued 16,800,000 shares of Class B Series 2 Preferred Stock with a total redemption value of $420.0 million excluding accumulated dividends. Net proceeds from the sale of our Class B Series 2 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were $406.2 million. The Class B Series 2 Preferred Stock is listed on the NASDAQ under the symbol CHSCN and accumulates dividends at a rate of 7.10% per year to, but excluding, March 31, 2024, and at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, thereafter, which are payable quarterly. Our Class B Series 2 Preferred Stock may be redeemed at our option beginning March 31, 2024.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). Under the shelf registration, which was declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B cumulative redeemable preferred stock over a three-year period.

In September 2014, we issued 19,700,000 shares of Class B Series 3 Preferred Stock, pursuant to our shelf registration statement, with a total redemption value of $492.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 3 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $476.7 million. The Class B Series 3 Preferred Stock is listed on the NASDAQ under the symbol CHSCM and accumulates dividends at a rate of 6.75% per year to, but excluding, September 30, 2024, and at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, thereafter, which are payable quarterly. Our Class B Series 3 Preferred Stock may be redeemed at our option beginning September 30, 2024.

In January 2015, we issued 20,700,000 shares of Class B Series 4 Preferred Stock, pursuant to our shelf registration statement, with a total redemption value of $517.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 4 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $501.1 million. The Class B Series 4 Preferred Stock is listed on the NASDAQ under the symbol CHSCL and accumulates dividends at a rate of 7.50% per year, which are payable quarterly. Our Class B Series 4 Preferred Stock may be redeemed at our option beginning January 21, 2025.

Dividends paid on our preferred stock during the six months ended February 28, 2015 and 2014, were $54.8 million and $18.2 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014 have not materially changed during the six months ended February 28, 2015.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2015, our bank covenants allowed maximum guarantees of $1.0 billion, of which $117.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of February 28, 2015.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the six months ended February 28, 2015.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the six months ended February 28, 2015.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations since we conduct an insignificant portion of our business in foreign currencies.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements in fiscal 2016.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2015, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended February 28, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2012, we received from the United States Environmental Protection Agency (EPA) a request for information pursuant to Section 114 of the Clean Air Act. The information requested relates to operational information and design data for flares at our Laurel, Montana refinery for the period from January 1, 2006 to present. The information request could potentially result in an enforcement action by the EPA with respect to flare efficiency or other issues. We provided the requested information in December 2012 and are awaiting the EPA’s response. As it is too early to determine the potential liability or extent of potential costs associated with any such action, we have not recorded a liability associated with this request. While the facts and circumstances of enforcement actions under the Clean Air Act relating to flares at refineries differ on a case-by-case basis, some refineries have incurred significant penalties and other costs in connection with such enforcement actions.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

ITEM 5.     OTHER INFORMATION

We are investing in and implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is intended to replace non-integrated legacy systems used in our financial and related transaction processes. The gradual implementation is expected to occur in phases over several years beginning in fiscal 2016. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

On April 6, 2015, we adopted the Supplemental Project Milestone Incentive Plan (the “Supplemental Plan”). Pursuant to the Supplemental Plan, Jay Debertin, Executive Vice President and Chief Operating Officer, Energy and Foods, will be eligible to receive up to $120,000 in cash for each of the years ending August 31, 2015, 2016, 2017 and 2018, depending upon the achievement of certain milestones with respect to new projects. Specific milestones under the Supplemental Plan will be determined annually by the President and Chief Executive Officer, and awards under the Supplemental Plan will be distributed each November following the completion of the applicable annual measurement period. The foregoing description of the Supplemental Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Supplemental Plan, a copy of which is attached hereto as Exhibit 10.1, and which is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Supplemental Project Milestone Incentive Plan (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (*)

______________________________________
(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 8, 2015	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer