Form 10-Q
period 2015-05-31
CHS INC
filed 2015-07-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2015.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

PART I. FINANCIAL INFORMATION
SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. These factors include those set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act,” to this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2015.

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2015	August 31, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,101,872	$2,133,207
Receivables	3,073,731	2,988,563
Inventories	3,118,838	2,760,253
Derivative assets	605,024	603,933
Margin deposits	266,151	301,045
Supplier advance payments	514,203	331,345
Other current assets	420,310	279,304
Total current assets	9,100,129	9,397,650
Investments	998,671	923,227
Property, plant and equipment	4,648,282	4,031,023
Other assets	972,177	795,079
Total assets	$15,719,259	$15,146,979
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,272,048	$1,159,473
Current portion of long-term debt	150,079	156,836
Current portion of mandatorily redeemable noncontrolling interest	151,627	65,981
Customer margin deposits and credit balances	185,690	265,556
Customer advance payments	609,075	602,374
Checks and drafts outstanding	107,599	167,846
Accounts payable	1,917,428	2,208,211
Derivative liabilities	529,172	599,990
Accrued expenses	547,130	547,781
Dividends and equities payable	301,577	409,961
Total current liabilities	5,771,425	6,184,009
Long-term debt	1,171,604	1,299,664
Mandatorily redeemable noncontrolling interest	—	148,756
Long-term deferred tax liabilities	595,004	566,647
Other liabilities	459,806	481,059
Commitments and contingencies
Equities:
Preferred stock	2,167,540	1,190,177
Equity certificates	3,742,389	3,816,428
Accumulated other comprehensive loss	(160,267)	(156,757)
Capital reserves	1,960,533	1,598,660
Total CHS Inc. equities	7,710,195	6,448,508
Noncontrolling interests	11,225	18,336
Total equities	7,721,420	6,466,844
Total liabilities and equities	$15,719,259	$15,146,979

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues	$8,740,905	$11,967,398	$26,596,101	$32,673,793
Cost of goods sold	8,430,249	11,460,774	25,450,359	31,324,819
Gross profit	310,656	506,624	1,145,742	1,348,974
Marketing, general and administrative	165,341	158,859	498,084	447,771
Operating earnings	145,315	347,765	647,658	901,203
(Gain) loss on investments	—	(108,792)	(5,074)	(111,401)
Interest, net	9,557	42,489	39,648	102,263
Equity (income) loss from investments	(34,750)	(25,522)	(83,548)	(89,249)
Income before income taxes	170,508	439,590	696,632	999,590
Income taxes	(7,327)	59,717	47,569	116,068
Net income	177,835	379,873	649,063	883,522
Net income (loss) attributable to noncontrolling interests	(215)	418	(504)	1,812
Net income attributable to CHS Inc.	$178,050	$379,455	$649,567	$881,710

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$177,835	$379,873	$649,063	$883,522
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,024, $2,770, $6,391 and $7,145, respectively	3,258	4,385	10,262	11,480
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $(125), $20, $351 and $937, respectively	(202)	32	570	1,520
Cash flow hedges, net of tax expense (benefit) of $223, $81, $(1,262) and $(8,961), respectively	362	131	(2,047)	(14,535)
Foreign currency translation adjustment, net of tax expense (benefit) of $(796), $1,017, $(7,581) and $(514), respectively	(1,290)	1,650	(12,295)	(833)
Other comprehensive income (loss), net of tax	2,128	6,198	(3,510)	(2,368)
Comprehensive income	179,963	386,071	645,553	881,154
Less: comprehensive income (loss) attributable to noncontrolling interests	(215)	418	(504)	1,812
Comprehensive income attributable to CHS Inc.	$180,178	$385,653	$646,057	$879,342

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$649,063	$883,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	227,323	193,161
Amortization of deferred major repair costs	30,022	37,411
(Income) loss from equity investments	(83,548)	(89,249)
Distributions from equity investments	62,449	62,019
Noncash patronage dividends received	(4,882)	(5,058)
(Gain) loss on disposition of property, plant and equipment	(3,897)	1,473
(Gain) loss on investments	(5,074)	(111,401)
Unrealized (gain) loss on crack spread contingent liability	(5,697)	(3,975)
Deferred taxes	29,836	99,574
Other, net	3,071	16,463
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,607)	(242,348)
Inventories	(332,906)	(150,039)
Derivative assets	7,799	(67,986)
Margin deposits	35,075	(41,111)
Supplier advance payments	(182,858)	(241,495)
Other current assets and other assets	20,960	(10,223)
Customer margin deposits and credit balances	(109,116)	(48,474)
Customer advance payments	5,305	448,920
Accounts payable and accrued expenses	(301,956)	(211,126)
Derivative liabilities	(74,725)	(52,595)
Other liabilities	(27,923)	4,847
Net cash provided by (used in) operating activities	(71,286)	472,310
Cash flows from investing activities:
Acquisition of property, plant and equipment	(827,228)	(656,288)
Proceeds from disposition of property, plant and equipment	8,348	4,373
Expenditures for major repairs	(145,550)	—
Short-term investments, net	(170,000)	—
Investments in joint ventures and other	(57,595)	(67,457)
Investments redeemed	11,281	130,445
Proceeds from sale of investments	8,284	2,725
Changes in notes receivable, net	(116,556)	(321,376)
Business acquisitions, net of cash acquired	(8,929)	(114,438)
Other investing activities, net	(5,343)	(3,558)
Net cash provided by (used in) investing activities	(1,303,288)	(1,025,574)
Cash flows from financing activities:
Changes in notes payable	128,356	241,070
Long-term debt borrowings	3,546	1,426
Principal payments on long-term debt	(155,302)	(141,760)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)
Payments on crack spread contingent liability	—	(8,670)
Changes in checks and drafts outstanding	(58,962)	(4,328)
Preferred stock issued	1,010,000	702,979
Preferred stock issuance costs	(32,637)	(23,134)
Preferred stock dividends paid	(93,211)	(29,860)
Distributions to noncontrolling interests	(430)	(575)
Retirements of equities	(114,048)	(87,666)
Cash patronage dividends paid	(277,020)	(286,718)
Other financing activities, net	581	(1,635)
Net cash provided by (used in) financing activities	344,892	295,148
Effect of exchange rate changes on cash and cash equivalents	(1,653)	(918)
Net increase (decrease) in cash and cash equivalents	(1,031,335)	(259,034)
Cash and cash equivalents at beginning of period	2,133,207	1,808,532
Cash and cash equivalents at end of period	$1,101,872	$1,549,498
The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Summary of Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of May 31, 2015, the Consolidated Statements of Operations for the three and nine months ended May 31, 2015 and 2014, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2015 and 2014, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2015 and 2014, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2014, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

The notes to our consolidated financial statements make reference to our Energy and Ag reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. See Note 11, Segment Reporting for more information.

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

Major Maintenance Activities

In our Energy segment, major maintenance activities (turnarounds) at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. The amortization expense related to turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred would result in classifying the cash outflows as operating activities.

For the three and nine months ended May 31, 2015, major repairs turnaround expenditures were $137.3 million and $145.6 million, respectively. There were no turnaround expenditures for the nine months ended May 31, 2014.

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The update provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. ASU No. 2015-07 is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. We do not expect the standard to have a material impact on our consolidated financial statements in fiscal 2016.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, although the FASB has issued an exposure draft proposing to delay the effective date by one year (though early adoption would be allowed). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the impact the adoption will have on our consolidated financial statements.

Note 2        Receivables

	May 31, 2015	August 31, 2014
	(Dollars in thousands)
Trade accounts receivable	$2,049,338	$2,153,929
CHS Capital notes receivable	754,091	633,475
Other	376,949	304,798
	3,180,378	3,092,202
Less allowances and reserves	106,647	103,639
Total receivables	$3,073,731	$2,988,563

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

CHS Capital, LLC (CHS Capital), our wholly-owned subsidiary, has notes receivable from commercial borrowers and producer borrowings. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $157.1 million and $159.7 million at May 31, 2015 and August 31, 2014, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of May 31, 2015 and August 31, 2014 the commercial notes represented 45% and 46%, respectively, and the producer notes represented 55% and 54%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of May 31, 2015, customers of CHS Capital have additional available credit of approximately $1.0 billion.

Note 3        Inventories

	May 31, 2015	August 31, 2014
	(Dollars in thousands)
Grain and oilseed	$1,288,769	$961,327
Energy	864,370	875,719
Crop nutrients	298,933	374,023
Feed and farm supplies	582,900	448,454
Processed grain and oilseed	73,381	84,498
Other	10,485	16,232
Total inventories	$3,118,838	$2,760,253

As of May 31, 2015, we valued approximately 18% of inventories, primarily related to Energy, using the lower of cost, determined on the LIFO method, or market (16% as of August 31, 2014). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $194.9 million and $538.7 million at May 31, 2015 and August 31, 2014, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

As of August 31, 2014, we owned 84.0% of NCRA and with the closings in September 2014, our ownership increased to 88.9%. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually thereafter, with the final closing occurring on September 1, 2015. Pursuant to this agreement, we made payments during the nine months ended May 31, 2015 and 2014 of $66.0 million and $66.0 million, respectively. The present value of the remaining payments is included as mandatorily redeemable noncontrolling interest on our Consolidated Balance Sheets. In addition to these payments, we paid $16.5 million during the nine months ended May 31, 2014 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $109.2 million as of May 31, 2015.

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

We have a 50% interest in Ventura Foods, LLC (Ventura Foods), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of May 31, 2015, our carrying value of Ventura Foods exceeded our share of their equity by $12.9 million, which represents equity method goodwill. As of May 31, 2015, the carrying value of our investment in Ventura Foods was $341.5 million.

In fiscal 2014, we formed Ardent Mills, LLC (Ardent Mills), a joint venture with Cargill Incorporated (Cargill) and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, giving CHS a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling, LLC to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a total gain of $109.2 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of May 31, 2015, the carrying value of our investment in Ardent Mills was $195.2 million.

TEMCO, LLC (TEMCO) is owned and governed by Cargill (50%) and CHS (50%). Both owners have committed to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States (Pacific Northwest) to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest through January 2037. We account for TEMCO as an equity method investment included in our Ag segment. As of May 31, 2015, the carrying value of our investment in TEMCO was $60.0 million.

Other Short-Term Investments

In the first quarter of fiscal 2015, we invested $315.0 million of the proceeds from the September 2014 Class B Series 3 Preferred Stock issuance (see Note 9, Equities for additional information) in time deposits with original maturities of six and nine months with select highly-rated financial institution counterparties. As of May 31, 2015, $145.0 million of these short-term investments had matured and were reconverted into cash and cash equivalents. The remaining $170.0 million of short-term investments are included in other current assets on our Consolidated Balance Sheet.

Note 5        Property, Plant and Equipment

As of May 31, 2015 and August 31, 2014, total property, plant and equipment, net of accumulated depreciation and amortization, was $4.6 billion and $4.0 billion, respectively. The increase in fiscal 2015 is driven by an increase in construction in progress of $540.5 million related primarily to capital projects at our refineries and the fertilizer plant project described below.

In September 2014, our Board of Directors approved plans to begin construction of a nitrogen fertilizer plant located in Spiritwood, North Dakota. We currently estimate the construction costs to be more than $3.0 billion, with the plant anticipated to be operational during calendar year 2018. For additional information about this project, see "Liquidity and Capital Resources." As of May 31, 2015, we have included in construction-in-process approximately $74.4 million related to this project. As required by GAAP, we review long-lived assets for impairment when events or changes in circumstances, including significant changes in actual or expected operating results, indicate that the asset’s carrying value may not be recoverable.

Depreciation expense during the three and nine months ended May 31, 2015 was $75.8 million and $219.0 million, respectively. Depreciation expense during the three and nine months ended May 31, 2014 was $62.4 million and $182.5 million, respectively.

Note 6        Goodwill and Other Intangible Assets

Goodwill of $156.5 million and $158.7 million on May 31, 2015 and August 31, 2014, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the nine months ended May 31, 2015, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2014	$552	$151,246	$6,898	$158,696
Goodwill acquired during the period	—	1,213	—	1,213
Effect of foreign currency translation adjustments	—	(3,459)	—	(3,459)
Balances, May 31, 2015	$552	$149,000	$6,898	$156,450

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	May 31, 2015			August 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$71,244	$(29,658)	$41,586	$69,862	$(26,114)	$43,748
Trademarks and other intangible assets	42,409	(31,482)	10,927	41,293	(29,587)	11,706
Total intangible assets	$113,653	$(61,140)	$52,513	$111,155	$(55,701)	$55,454

Total amortization expense for intangible assets during the three and nine months ended May 31, 2015 was $1.8 million and $5.4 million, respectively. Total amortization expense for intangible assets during the three and nine months ended May 31, 2014 was $2.4 million and $7.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$7,195
Year 2	5,996
Year 3	4,712
Year 4	3,767
Year 5	3,543

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of May 31, 2015.

	May 31, 2015	August 31, 2014
	(Dollars in thousands)
Notes payable	$912,905	$840,699
CHS Capital notes payable	359,143	318,774
Total notes payable	$1,272,048	$1,159,473

On May 31, 2015, our primary line of credit was a five-year revolving facility with a committed amount of $2.5 billion. We had no amounts outstanding as of May 31, 2015 and August 31, 2014.

Interest, net for the three and nine months ended May 31, 2015 and 2014 is as follows:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest expense	$24,365	$23,397	$64,975	$57,823
Interest-purchase of NCRA noncontrolling interests	4,844	23,862	23,772	56,258
Capitalized interest	(17,104)	(2,641)	(41,715)	(6,503)
Interest income	(2,548)	(2,129)	(7,384)	(5,315)
Interest, net	$9,557	$42,489	$39,648	$102,263

In February 2014, we terminated interest rate swaps and recorded a resulting $13.5 million gain as a reduction to interest expense in our Consolidated Statement of Operations for the nine months ended May 31, 2014. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information.

Note 8        Income Taxes

During the three months ended May 31, 2015, our Board of Directors adopted a resolution to treat non-qualified equity certificates issued in fiscal 2014 and fiscal 2013 in the same manner as qualified equity certificates under the “Eligible Producer Member Equity” provision of the Policy for the Redemption of CHS Inc. Equities. Previously we had not established an intent of non-qualified equity certificates revolvement to eligible producer members, thus the tax benefit associated with redemption would have been recognized in future periods as those redemptions occur. As a result of the new resolution, we recorded a $30.7 million deferred tax benefit during the third quarter of fiscal 2015 related to the future redemption, at the discretion of our Board of Directors, of non-qualified equity certificates to eligible producer members.

Note 9        Equities

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

In January 2015, we issued 20,700,000 shares of Class B Cumulative Redeemable Preferred Stock, Series 4 (Class B Series 4 Preferred Stock) with a total redemption value of $517.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 4 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $501.0 million. The Class B Series 4 Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCL and accumulates dividends at a rate of 7.50% per year, which are payable quarterly. Our Class B Series 4 Preferred Stock may be redeemed at our option beginning January 21, 2025.

Changes in Equities

Changes in equities for the nine months ended May 31, 2015 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2014	$3,508,473	$23,256	$284,699	$1,190,177	$(156,757)	$1,598,660	$18,336	$6,466,844
Reversal of prior year patronage and redemption estimates	(276,966)	—	(148,579)	—	—	810,641	—	385,096
Distribution of 2014 patronage refunds	396,443	—	147,715	—	—	(821,178)	—	(277,020)
Redemptions of equities	(113,484)	(131)	(453)	—	—	20	—	(114,048)
Equities issued, net	12,365	—	—	977,363	—	—	—	989,728
Preferred stock dividends	—	—	—	—	—	(105,223)	—	(105,223)
Distributions to noncontrolling interests	—	—	—	—	—	—	(430)	(430)
Other, net	(243)	—	(606)	—	—	2,646	(6,177)	(4,380)
Net income	—	—	—	—	—	649,567	(504)	649,063
Other comprehensive income (loss), net of tax	—	—	—	—	(3,510)	—	—	(3,510)
Estimated 2015 cash patronage refunds	—	—	—	—	—	(174,600)	—	(174,600)
Estimated 2015 equity redemptions	(90,100)	—	—	—	—	—	—	(90,100)
Balances, May 31, 2015	$3,436,488	$23,125	$282,776	$2,167,540	$(160,267)	$1,960,533	$11,225	$7,721,420

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the nine months ended May 31, 2015:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Current period other comprehensive income (loss), net of tax	236	570	(2,418)	(12,295)	(13,907)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,026	—	371	—	10,397
Net other comprehensive income (loss), net of tax	10,262	570	(2,047)	(12,295)	(3,510)
Balance as of May 31, 2015	$(141,590)	$4,968	$(4,769)	$(18,876)	$(160,267)

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

Components of net periodic benefit costs for the three and nine months ended May 31, 2015 and 2014 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit costs for the three months ended May 31 are as follows:	(Dollars in thousands)
Service cost	$8,889	$7,543	$206	$219	$188	$339
Interest cost	7,003	7,495	357	423	288	418
Expected return on assets	(12,431)	(11,910)	—	—	—	—
Prior service cost (credit) amortization	407	398	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,916	4,566	272	250	(342)	(228)
Net periodic benefit cost	$8,784	$8,092	$892	$949	$104	$499
Components of net periodic benefit costs for the nine months ended May 31 are as follows:
Service cost	$27,005	$22,812	$656	$646	$1,134	$1,297
Interest cost	21,019	22,433	1,061	1,245	1,118	1,439
Expected return on assets	(37,305)	(35,726)	—	—	—	—
Prior service cost (credit) amortization	1,223	1,195	171	171	(90)	(90)
Actuarial (gain) loss amortization	14,724	13,655	794	718	(553)	(415)
Net periodic benefit cost	$26,666	$24,369	$2,682	$2,780	$1,609	$2,231

Employer Contributions

Total contributions to be made during fiscal 2015, including the NCRA plan, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2015, CHS made a voluntary contribution of $29.1 million to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2015.

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

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. Effective in the first quarter of fiscal 2015, we reorganized certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. In accordance with ASC Topic 280, Segment Reporting, we have identified our operating segments to reflect the manner in which our chief operating decision maker evaluates performance and manages the business, and we have aggregated those operating segments into our reportable

Energy and Ag segments. Prior period segment information below has been revised to reflect this change to ensure comparability.

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

Segment information for the three and nine months ended May 31, 2015 and 2014 is as follows:

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2015:	(Dollars in thousands)
Revenues	$1,732,192	$7,088,072	$17,750	$(97,109)	$8,740,905
Cost of goods sold	1,618,937	6,908,435	(14)	(97,109)	8,430,249
Gross profit	113,255	179,637	17,764	—	310,656
Marketing, general and administrative	37,956	111,438	15,947	—	165,341
Operating earnings (losses)	75,299	68,199	1,817	—	145,315
(Gain) loss on investments	—	—	—	—	—
Interest, net	(7,678)	14,478	2,757	—	9,557
Equity (income) loss from investments	(364)	(7,964)	(26,422)	—	(34,750)
Income before income taxes	$83,341	$61,685	$25,482	$—	$170,508
Intersegment revenues	$(94,092)	$(3,017)	$—	$97,109	$—

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2014:
Revenues	$2,862,239	$9,236,768	$18,195	$(149,804)	$11,967,398
Cost of goods sold	2,603,480	9,007,141	(43)	(149,804)	11,460,774
Gross profit	258,759	229,627	18,238	—	506,624
Marketing, general and administrative	37,915	102,224	18,720	—	158,859
Operating earnings (losses)	220,844	127,403	(482)	—	347,765
(Gain) loss on investments	—	—	(108,792)	—	(108,792)
Interest, net	23,952	15,449	3,088	—	42,489
Equity (income) loss from investments	(780)	(5,216)	(19,526)	—	(25,522)
Income before income taxes	$197,672	$117,170	$124,748	$—	$439,590
Intersegment revenues	$(141,501)	$(8,303)	$—	$149,804	$—

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2015:
Revenues	$6,697,942	$20,231,391	$53,546	$(386,778)	$26,596,101
Cost of goods sold	6,217,789	19,619,374	(26)	(386,778)	25,450,359
Gross profit	480,153	612,017	53,572	—	1,145,742
Marketing, general and administrative	118,082	321,986	58,016	—	498,084
Operating earnings (losses)	362,071	290,031	(4,444)	—	647,658
(Gain) loss on investments	—	(2,875)	(2,199)	—	(5,074)
Interest, net	(11,121)	43,284	7,485	—	39,648
Equity (income) loss from investments	(1,440)	(12,427)	(69,681)	—	(83,548)
Income before income taxes	$374,632	$262,049	$59,951	$—	$696,632
Intersegment revenues	$(374,612)	$(12,166)	$—	$386,778	$—
Capital expenditures	$467,700	$305,136	$54,392	$—	$827,228
Depreciation and amortization	$104,984	$112,252	$10,087	$—	$227,323
Total assets at May 31, 2015	$4,600,786	$8,033,290	$3,085,183	$—	$15,719,259

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2014:
Revenues	$9,064,748	$24,001,467	$52,403	$(444,825)	$32,673,793
Cost of goods sold	8,351,509	23,418,189	(54)	(444,825)	31,324,819
Gross profit	713,239	583,278	52,457	—	1,348,974
Marketing, general and administrative	108,012	288,992	50,767	—	447,771
Operating earnings (losses)	605,227	294,286	1,690	—	901,203
(Gain) loss on investments	—	116	(111,517)	—	(111,401)
Interest, net	54,974	39,736	7,553	—	102,263
Equity (income) loss from investments	(2,937)	(19,906)	(66,406)	—	(89,249)
Income before income taxes	$553,190	$274,340	$172,060	$—	$999,590
Intersegment revenues	$(436,522)	$(8,303)	$—	$444,825	$—
Capital expenditures	$367,044	$250,607	$38,637	$—	$656,288
Depreciation and amortization	$99,546	$85,315	$8,300	$—	$193,161
Total assets at May 31, 2014	$4,203,832	$7,370,032	$3,371,083	$—	$14,944,947

Note 12        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 13, Fair Value Measurements.

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

	May 31, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$573,592	$—	$79,969	$493,623
Foreign exchange derivatives	16,783	—	7,156	9,627
Interest rate derivatives - hedge	14,649	—	—	14,649
Total	$605,024	$—	$87,125	$517,899
Derivative Liabilities:
Commodity and freight derivatives	$500,137	$16,829	$79,969	$403,339
Foreign exchange derivatives	22,887	—	7,156	15,731
Interest rate derivatives - hedge	6,064	—	—	6,064
Interest rate derivatives - non-hedge	84	—	—	84
Total	$529,172	$16,829	$87,125	$425,218

	August 31, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$597,210	$—	$42,229	$554,981
Foreign exchange derivatives	2,523	—	1,174	1,349
Interest rate derivatives - hedge	4,200	—	—	4,200
Total	$603,933	$—	$43,403	$560,530
Derivative Liabilities:
Commodity and freight derivatives	$597,612	$2,504	$42,229	$552,879
Foreign exchange derivatives	2,248	—	1,174	1,074
Interest rate derivatives - non-hedge	130	—	—	130
Total	$599,990	$2,504	$43,403	$554,083

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2015 and 2014. We have revised the information that we have historically included in this table below to correct for errors in the previously disclosed amounts. Although such gains and losses have been and continue to be appropriately recorded in the Consolidated Statements of Operations, the previous disclosures did not accurately reflect the derivative gains and losses in each period. These revisions did not materially impact our consolidated financial statements.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2015	2014	2015	2014
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$113,554	$28,051	$327,745	$178,278
Foreign exchange derivatives	Cost of goods sold	4,211	(6,487)	12,401	(6,681)
Interest rate derivatives	Interest, net	10	24	84	75
Total		$117,775	$21,588	$340,230	$171,672

Commodity and Freight Contracts:

As of May 31, 2015 and August 31, 2014, we had outstanding commodity and freight futures that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments. We have made revisions to the information that we have historically included in this table below to correct for errors in the previously disclosed amounts. We previously disclosed volume information for physically-settled forward purchase and sale contracts, including some contracts not accounted for as derivatives. As a result, we have corrected the derivative volume disclosure presented below to include information on the notional amounts for contracts accounted for as derivatives in accordance with ASC Topic 815, Derivatives and Hedging. These revisions did not materially impact our previously issued consolidated financial statements.

	May 31, 2015		August 31, 2014
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	614,214	819,346	655,799	802,479
Energy products - barrels	21,777	15,569	20,191	16,431
Processed grain and oilseed- tons	906	3,939	749	3,047
Crop nutrients - tons	84	191	59	126
Ocean and barge freight - metric tons	5,643	1,829	5,727	4,250
Rail freight - rail cars	354	175	364	186
Livestock - pounds	13,800	35,680	11,960	46,520

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to some risk relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $912.4 million and $784.4 million as of May 31, 2015 and August 31, 2014, respectively.

Interest Rate Contracts:

CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of underlying loans with a combined notional amount of $3.4 million expiring at various times through fiscal 2018, with $0.1 million of the notional amount expiring during fiscal 2015. None of CHS Capital’s interest rate swaps qualify for hedge accounting, and as a result, changes in fair value are recorded in earnings within interest, net in our Consolidated Statements of Operations.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of May 31, 2015 and August 31, 2014, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the nine months ended May 31, 2015, we recorded offsetting fair value adjustments of $8.3 million, with no ineffectiveness recorded in earnings.

During the nine months ended May 31, 2015, we entered into interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. The swaps expire in fiscal 2016 with no amounts expected to be included in earnings during the next 12 months.

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

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2015 and 2014.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest rate derivatives	$389	$—	$(3,907)	$(10,580)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three and nine months ended May 31, 2015 and 2014.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2015	2014	2015	2014
		(Dollars in thousands)
Interest rate derivatives	Interest income (expense)	$(197)	$(210)	$(598)	$12,933

Note 13        Fair Value Measurements

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

Recurring fair value measurements at May 31, 2015 and August 31, 2014 are as follows:

	May 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$1,227,368	$—	$1,227,368
Commodity and freight derivatives	72,412	501,180	—	573,592
Foreign currency derivatives	—	16,783	—	16,783
Interest rate swap derivatives	—	14,649	—	14,649
Deferred compensation assets	75,723	—	—	75,723
Other assets	11,150	—	—	11,150
Total	$159,285	$1,759,980	$—	$1,919,265
Liabilities:
Commodity and freight derivatives	$131,312	$368,825	$—	$500,137
Interest rate swap derivatives	—	6,148	—	6,148
Foreign currency derivatives	—	22,887	—	22,887
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	109,220	109,220
Total	$131,312	$397,860	$109,220	$638,392

	August 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Readily marketable inventories	$—	$921,554	$—	$921,554
Commodity and freight derivatives	78,590	518,620	—	597,210
Interest rate swap derivatives	—	4,200	—	4,200
Foreign currency derivatives	2,523	—	—	2,523
Deferred compensation assets	83,217	—	—	83,217
Other assets	8,778	—	—	8,778
Total	$173,108	$1,444,374	$—	$1,617,482
Liabilities:
Commodity and freight derivatives	$117,690	$479,922	$—	$597,612
Interest rate swap derivatives	—	130	—	130
Foreign currency derivatives	2,248	—	—	2,248
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	114,917	114,917
Total	$119,938	$480,052	$114,917	$714,907

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

Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information about interest rate swaps designated as fair value and cash flow hedges.

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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
Item	May 31, 2015 (Dollars in thousands)	Valuation Technique	Unobservable Input	(Weighted Average)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$109,220	Adjusted Black-Scholes option pricing model	Forward crack spread margin on May 31, 2015 (a)	$20.27-$25.30 ($24.16)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	157.34%
			Risk-free interest rate (d)	0.09-0.94% (0.54%)
			Expected life - years (e)	0.25-2.25 (1.34)
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended May 31, 2015 and 2014, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2015	2014
	(Dollars in thousands)
Balances, February 28, 2015 and 2014, respectively	$121,070	$140,631
Total (gains) losses included in cost of goods sold	(11,850)	(10,472)
Balances, May 31, 2015 and 2014, respectively	$109,220	$130,159

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended May 31, 2015 and 2014, respectively:

	Level 3 Liabilities
	Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests
	2015	2014
	(Dollars in thousands)
Balances, August 31, 2014 and 2013, respectively	$114,917	$134,134
Total (gains) losses included in cost of goods sold	(5,697)	(3,975)
Balances, May 31, 2015 and 2014, respectively	$109,220	$130,159

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities.

Note 14        Commitments and Contingencies

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements, and are not recorded on our Consolidated Balance Sheets. As of May 31, 2015, minimum future payments required under long-term commitments that are noncancelable, and that third parties have used to secure financing for the facilities that will provide the contracted goods, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$912,183	$79,751	$129,020	$114,110	$589,302

The discounted aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at May 31, 2015 is $729.9 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2015, our bank covenants allowed maximum guarantees of $1.0 billion, of which $94.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2015.

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

Results of Operations

Comparison of the three months ended May 31, 2015 and May 31, 2014

General.  We recorded income before income taxes of $170.5 million during the three months ended May 31, 2015 compared to $439.6 million during the three months ended May 31, 2014, a decrease of $269.1 million. Operating results reflected decreased pretax earnings in our Energy and Ag segments as well as Corporate and Other due to a one-time gain in fiscal 2014.

Our Energy segment generated income before income taxes of $83.3 million for the three months ended May 31, 2015 compared to $197.7 million in the three months ended May 31, 2014, representing a decrease of $114.4 million (58%). The majority of our decreased earnings for the three months ended May 31, 2015 was driven by our refined fuels business due to significantly lower refining margins due to a turnaround at our McPherson refinery during the third quarter of fiscal 2015. We are subject to the Renewable Fuels Standard (RFS) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The Environmental Protection Agency (EPA) generally establishes new annual renewable fuels percentage standards (mandate) for each compliance year in the preceding year, although the EPA did not release the proposed mandate for 2014 or 2015 until May 2015. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINS to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be extremely volatile as refiners await an EPA adjustment to the mandate. As mentioned above, in May 2015, the EPA released the proposed mandate for years 2014, 2015, and 2016 which resulted in a decline in the price of RINs. A significant change in the price of RINs could have a material impact on our results.

Our Ag segment generated income before income taxes of $61.7 million for the three months ended May 31, 2015 compared to $117.2 million in the three months ended May 31, 2014, a decrease in earnings of $55.5 million (47%). Earnings from our wholesale crop nutrients business decreased $32.7 million for the three months ended May 31, 2015 compared with the three months ended May 31, 2014, primarily due to lower margins and volumes. Our grain marketing earnings decreased by $22.6 million during the three months ended May 31, 2015, compared with the three months ended May 31, 2014, primarily as a result of decreased volumes and margins as well as robust logistical performance in our third quarter of fiscal 2014 that didn't occur in fiscal 2015. Our country operations earnings decreased $19.5 million during the three months ended May 31, 2015, compared with the three months ended May 31, 2014, primarily from decreased retail agronomy margins. Earnings from our renewable fuels marketing and production operations decreased by $1.0 million for the three months ended May 31, 2015 compared with the three months ended May 31, 2014, due primarily to significantly lower market prices on ethanol resulting in lower marketing commissions, which offset the impact of an earnings increase associated with the acquisition of our Rochelle, Illinois ethanol plant in the fourth quarter of fiscal 2014. These decreases were partially offset by our processing and food ingredients businesses which experienced increased earnings of $25.5 million for the three months ended May 31, 2015 compared with the three months ended May 31, 2014, primarily related to decreased operating expenses as well as improved margins in our soybean crushing with a change in product mix.

Corporate and Other generated income before income taxes of $25.5 million during the three months ended May 31, 2015 compared to $124.7 million during the three months ended May 31, 2014, a decrease in earnings of $99.2 million. The decrease was primarily driven by a gain associated with the contribution of our Horizon Milling assets to Ardent Mills in fiscal 2014. See Note 4, Investments to our consolidated financial statements included in our Quarterly Report on Form 10-Q for additional information.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2015 was $178.1 million compared to $379.5 million for the three months ended May 31, 2014, which represents a $201.4 million (53%) decrease.

Revenues.  Consolidated revenues were $8.7 billion for the three months ended May 31, 2015 compared to $12.0 billion for the three months ended May 31, 2014, a 28% decrease in revenues.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.6 billion decreased by $1.1 billion (40%) during the three months ended May 31, 2015 compared to the three months ended May 31, 2014. During the three months ended May 31, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $94.1 million and $149.8 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $973.3 million (40%), of which $857.0 million was related to lower prices and $116.3 million was due to lower volumes when compared to the same period of the previous year. The sales price of refined fuels decreased $1.17 per gallon (37%) and volume decreased approximately 5%. Revenues from propane sales decreased $96.8 million (44%), which included $73.2 million related to lower volumes and $23.5 million related to lower average selling prices when compared to the same period in fiscal 2014. The average selling price of propane decreased $0.20 per gallon (16%) when compared to the same period in fiscal 2014. The decrease in volumes and price was primarily caused by an over-supply of propane in the market place due to the mild winter in the current year.

Our Ag segment revenues, after elimination of intersegment revenues, of $7.1 billion decreased $2.1 billion (23%) during the three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Grain revenues in our Ag segment were $4.0 billion and $5.8 billion for the three months ended May 31, 2015 and 2014, respectively. The decrease in grain revenues was primarily the result of lower average sales prices of $935.3 million and lower net volumes of $723.0 million during the three months ended May 31, 2015 compared to the same period in fiscal 2014. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.40 per bushel (19%) when compared to the three months ended May 31, 2014. Wheat, corn and soybean volumes decreased by approximately 13% compared to the three months ended May 31, 2014.

Revenues in our processing and food ingredients business in our Ag segment were $365.2 million, a decrease of $62.2 million (15%) during the three months ended May 31, 2015 compared to the three months ended May 31, 2014. This net decrease in revenues was due to a $147.4 million decrease in the average selling price of our oilseed products, partially offset by an increase in volumes of $85.2 million compared to the three months ended May 31, 2014.

Wholesale crop nutrient revenues in our Ag segment totaled $900.4 million and $1.1 billion during the three months ended May 31, 2015 and 2014, respectively, a decrease of $162.4 million (15%). This decrease was due to $137.6 million in lower volumes and $24.9 million associated with lower prices during the three months ended May 31, 2015 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $9.57 (3%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes decreased 13% during the three months ended May 31, 2015 compared with the three months ended May 31, 2014. This decrease in volumes is primarily the result of uncertainty in the agricultural economy and, consequently, producers being more conservative in their approach to crop nutrients.

Our renewable fuels revenues from our marketing and production operations decreased by $218.8 million during the three months ended May 31, 2015 when compared with the same period in 2014. These decreased renewable fuels revenues were driven by a decrease of $331.0 million associated with lower average selling prices partially offset by higher volumes of $112.2 million. The lower prices of our renewable fuels were driven by lower prices of traditional fuels and was partially offset by the acquisition of our ethanol plant in our fourth quarter of fiscal 2014 which generated higher volumes in the three months ended May 31, 2015 than in the previous year.

Our Ag segment other product revenues during the three months ended May 31, 2015, primarily feed and farm supplies, were $1.3 billion, a decrease of $23.2 million (2%) compared to the three months ended May 31, 2014, primarily the result of a decrease in our country operations energy product sales price and feed sales.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $8.4 billion for the three months ended May 31, 2015 compared to $11.5 billion for the three months ended May 31, 2014, representing a 26% decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.5 billion decreased by $937.1 million (38%) during the three months ended May 31, 2015 compared to the three months ended May 31, 2014. For the three months ended May 31, 2015, refined fuels costs decreased $836.9 million, which was primarily driven by a decrease in the average cost of $1.00 per gallon (35%) when compared to the three months ended May 31, 2014. Cost of goods sold for propane decreased $97.0 million (45%), which reflects a 33% decrease in volumes and an average cost decrease of $0.22 per gallon (18%), when compared to the three months ended May 31, 2014.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $6.9 billion decreased $2.1 billion (23%) during the three months ended May 31, 2015 compared to the three months ended May 31, 2014. Grain cost of goods sold in our Ag segment totaled $3.9 billion and $5.7 billion during the three months ended May 31, 2015 and 2014, respectively. The cost of grains and oilseed procured through our Ag segment decreased $1.8 billion (32%) compared to the three months ended May 31, 2014. This decrease is primarily the result of a $1.41 (19%) decrease in the average cost per bushel and a 13% decrease in the bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of corn, soybeans and spring wheat have all decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $351.6 million decreased $76.2 million (18%) during the three months ended May 31, 2015 compared to the three months ended May 31, 2014, which was primarily due to the lower cost of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $855.6 million and $986.9 million during the three months ended May 31, 2015 and 2014, respectively. The net decrease of $131.3 million (13%) was due to a net 13% decrease in the tons sold when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations decreased $210.0 million during the three months ended May 31, 2015, due to a significant decrease in the average cost per gallon of $1.25 (45%), which was partially offset by higher volumes associated with the acquisition of our ethanol plant in the fourth quarter of fiscal 2014.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, was approximately flat during the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily the result of an increase in volumes of 15% which were almost completely offset by decreased product costs.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $165.3 million for the three months ended May 31, 2015 increased by $6.5 million (4%) compared to the three months ended May 31, 2014, primarily due to an increased bad debt provision related to an international customer.

Gain/Loss on Investments. Gain on investments for the three months ended May 31, 2015 compared to the same period of the prior year decreased $108.8 million. The change was primarily driven by a gain associated with the contribution of our Horizon Milling assets to Ardent Mills in fiscal 2014.

Interest, net.  Net interest of $9.5 million for the three months ended May 31, 2015 decreased $33.0 million compared to the three months ended May 31, 2014. The decrease was primarily driven by a $19.0 million decrease in patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our agreement to purchase the remaining NCRA noncontrolling interest, and the impact of increased capitalized interest of $14.5 million associated with our ongoing capital projects. These reductions to interest expense were partially offset by increased interest of $1.0 million associated with higher borrowings.

Equity Income from Investments.  Equity income from investments of $34.8 million for the three months ended May 31, 2015 increased $9.3 million (36%) compared to the three months ended May 31, 2014. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded an income tax benefit of $7.3 million for the three months ended May 31, 2015, compared to a tax expense of $59.7 million for the three months ended May 31, 2014, with respective effective tax rates of (4.3%) and 13.6%. The tax benefit for the three months ended May 31, 2015 is primarily due to the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014.

Comparison of the nine months ended May 31, 2015 and May 31, 2014

General.  We recorded income before income taxes of $696.6 million during the nine months ended May 31, 2015 compared to $999.6 million during the nine months ended May 31, 2014, a decrease of $303.0 million (30%). Results reflected decreased pretax earnings in our Energy and Ag segments, as well as Corporate and Other due to a one-time gain in fiscal 2014.

Our Energy segment generated income before income taxes of $374.6 million for the nine months ended May 31, 2015 compared to $553.2 million in the nine months ended May 31, 2014, representing a decrease of $178.6 million (32%), primarily due to significantly reduced refining margins in fiscal 2015 due to the turnaround at our McPherson refinery in the third quarter of fiscal 2015 and, to a lesser extent, decreased earnings in our propane business. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards (mandate) for each compliance year in the preceding year, although the EPA did not release the proposed mandate for 2014 or 2015 until May 2015. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINS to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be extremely volatile as refiners await an EPA adjustment to the mandate. As mentioned above, in May 2015, the EPA released the proposed mandate for years 2014, 2015, and 2016, which resulted in a decline in the price of RINs. A significant change in the price of RINs could have a material impact on our results.

Our Ag segment generated income before income taxes of $262.0 million for the nine months ended May 31, 2015 compared to $274.3 million in the nine months ended May 31, 2014, a decrease in earnings of $12.3 million (5%). Our grain marketing earnings decreased $32.7 million during the nine months ended May 31, 2015 compared with the same period in the prior year, primarily as a result of robust logistical performance in fiscal 2014 which didn't reoccur in fiscal 2015 as well as decreased grain volumes and foreign currency exchange losses. Our country operations earnings decreased $14.8 million primarily from decreased retail agronomy margins, which was partially offset by increased grain volumes and margins during the nine months ended May 31, 2015. Earnings from our wholesale crop nutrients business decreased $5.0 million for the nine months ended May 31, 2015, compared with the same period in fiscal 2014, primarily due to decreased volumes. Earnings from our renewable fuels marketing and production operations decreased $0.9 million for the nine months ended May 31, 2015 compared with the nine months ended May 31, 2014, primarily due to significantly lower market prices for ethanol which resulted in lower marketing commissions and was mostly offset by earnings from the acquisition of our Rochelle, Illinois ethanol plant in the fourth quarter of fiscal 2014. Our processing and food ingredients businesses experienced an increase in earnings of $32.1 million for the nine months ended May 31, 2015 compared to the same period of the previous year, primarily due to a decrease in operating expenses at our plants and a change in our product mix which drove our margins higher.

Corporate and Other generated income before income taxes of $60.0 million for the nine months ended May 31, 2015 compared to $172.1 million during the same period of the previous year, a decrease in earnings of $112.1 million (65%). The decrease is primarily related to the gain associated with the contribution of our Horizon Milling assets to Ardent Mills in fiscal 2014. See Note 4, Investments to our consolidated financial statements included in our Quarterly Report on Form 10-Q for additional information.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2015 was $649.6 million compared to $881.7 million for the nine months ended May 31, 2014, which represents a $232.1 million decrease (26%).

Revenues.  Consolidated revenues were $26.6 billion for the nine months ended May 31, 2015 compared to $32.7 billion for the nine months ended May 31, 2014, which represents a $6.1 billion decrease (19%).

Our Energy segment revenues of $6.3 billion, after elimination of intersegment revenues, decreased by $2.3 billion (27%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. During the nine months ended May 31, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $374.6 million and

$436.5 million, respectively. Refined fuels revenues decreased $1.9 billion (27%), all of which was related to a decrease in the net average selling price, compared to the same period in the previous year. The sales price of refined fuels products decreased $0.81 per gallon (26%), compared to the same nine-month period of the previous year. Propane revenues decreased $367.6 million (30%), of which $219.4 million was related to a decrease in volumes and $148.2 million was attributable to a decrease in the net average selling price. The average sales price for our propane products decreased due to an extremely cold winter as well as a condensed crop drying season in fiscal 2014 that didn't reoccur in the current year. Propane sales volume decreased 18%, and the average selling price of propane decreased $0.21 per gallon (15%) in comparison to the same period of the previous year.

Our Ag segment revenues of $20.2 billion, after elimination of intersegment revenues, decreased $3.8 billion (16%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014.

Grain revenues in our Ag segment totaled $13.1 billion and $16.2 billion during the nine months ended May 31, 2015 and 2014, respectively, a decrease of $3.1 billion (19%). Approximately $2.4 billion of this decrease is due to decreased average grain selling prices, with the remaining decrease driven by a $655.0 million net decrease in volume during the nine months ended May 31, 2015 compared to the same period in the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.14 per bushel (15%) over the same nine-month period in the previous year.

Our processing and food ingredients revenues in our Ag segment of $1.2 billion decreased $161.4 million (12%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. The net decrease in revenues is comprised of $331.4 million from a decrease in the average selling price, partially offset by a $169.9 million increase in volumes of our oilseed products compared to the nine months ended May 31, 2014. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $1.9 billion and $2.1 billion during the nine months ended May 31, 2015 and 2014, respectively, a decrease of $275.1 million (12%). Of this decrease, $233.4 million was related to a decrease in volumes and $41.7 million was related to a decrease in average fertilizer selling prices, during the nine months ended May 31, 2015 compared to the same period in the prior year. Our wholesale crop nutrient volumes decreased 11% during the nine months ended May 31, 2015 compared with the same period in the previous year. The average selling price of all fertilizers sold reflected a decrease of $7.33 per ton (2.1%) compared with the same period of the previous year.

Our renewable fuels revenue from our marketing and production operations decreased $286.6 million during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. The decrease was primarily the result of significantly lower prices of $0.69 (29%) per gallon which accounted for $530.8 million of the decrease. The impact of lower prices was partially offset by higher volumes which increased revenues by $244.3 million. The lower average selling price of our ethanol was impacted by the decline in the price of traditional fuels. The increase in volumes sold is mostly due to the acquisition of our Rochelle, Illinois ethanol plant in our fourth quarter of fiscal 2014.

Our Ag segment other product revenues, primarily feed and farm supplies, of $2.3 billion decreased by $64.7 (3%) million during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. The decrease was primarily the result of decreased country operations retail sales of feed and the sales price of energy related products.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $25.5 billion for the nine months ended May 31, 2015 compared to $31.3 billion for the nine months ended May 31, 2014, which represents a $5.8 billion (19%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $5.8 billion decreased by $2.1 billion (26%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. The decrease in cost of goods sold is primarily due to a decrease in the cost of goods sold for refined fuels and propane. Specifically, refined fuels cost of goods sold decreased $1.7 billion (26%) which reflects a $0.72 per gallon (26%) decrease in the average cost of refined fuels when compared to the same period of the previous year. The cost of goods sold of propane decreased $342.3 million (29%), primarily from an average cost decrease of $0.19 per gallon (13%) and an 18% decrease in volumes when compared to the prior year. The prior year experienced higher volumes and prices due to extremely cold temperatures and a condensed crop drying season; none of which occurred during the nine months ended May 31, 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $19.6 billion, decreased $3.8 billion (16%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. Grain cost of goods sold in our Ag segment totaled $12.8 billion and $15.9 billion during the nine months ended May 31, 2015 and 2014, respectively. The cost of grains and oilseed procured through our Ag segment decreased $3.1 billion (19%) compared to the nine months ended May 31, 2014. The majority of the decrease was driven by a lower average cost per bushel of $1.18 (16%), which accounted for $2.4 billion of the decrease, with the remainder attributable to a 4% decrease in volumes contributing $643.4 million to the decrease, for the nine months ended May 31, 2015, compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.1 billion decreased $180.5 million (14%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014, which was primarily due to decreases in the cost of soybeans purchased, partially offset by higher volumes.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1.8 billion and $2.1 billion during the nine months ended May 31, 2015 and 2014, respectively, a decrease of $279.3 million (13%). This decrease is comprised of a decrease in the average cost per ton of fertilizer of $9.94 (3%), and a decrease in the tons sold of 11%, when compared to the same nine-month period in the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $303.8 million, during the nine months ended May 31, 2015, primarily from a decrease in the average cost per gallon of $0.71 (30%) which was partially offset by an increase in volumes, when compared with the same period of the previous year. The increase in volumes was due to the ethanol sales associated with the ethanol plant we acquired in the fourth quarter of fiscal 2014.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $49.1 million (2%) during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014, primarily the result of decreased country operations retail sales of feed and the purchase price of energy related products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $498.0 million for the nine months ended May 31, 2015 increased by $50.2 million (11%) compared to the nine months ended May 31, 2014, primarily due to additional head count to support our operations and expansion, increased bad debt provision related to an international customer and increased information technology maintenance and marketing costs.

Gain/Loss on Investments. Gain on investments for the nine months ended May 31, 2015 compared to the same period of the prior year decreased $106.3 million. The change was primarily driven by a gain associated with the contribution of our Horizon Milling assets to Ardent Mills in fiscal 2014.

Interest, net.  Net interest of $39.6 million for the nine months ended May 31, 2015 decreased $62.7 million compared to the nine months ended May 31, 2014. Approximately $35.2 million of the decrease was related to capitalized interest associated with our ongoing capital projects, and $32.5 million was associated with a decrease in patronage earned by the noncontrolling interests of NCRA. These were partially offset by a gain on interest rate swaps in the second quarter of fiscal 2014 that didn't reoccur in fiscal 2015.

Equity Income from Investments.  Equity income from investments of $83.5 million for the nine months ended May 31, 2015 decreased $5.7 million (6%) compared to the nine months ended May 31, 2014. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense was $47.6 million for the nine months ended May 31, 2015 compared with $116.1 million for the nine months ended May 31, 2014, resulting in effective tax rates of 6.8% and 11.6%, respectively. The decrease in the effective tax rates is primarily due to the recognition of deferred tax benefits during the third quarter of fiscal 2015 related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for the nine-month periods ended May 31, 2015 and 2014. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years. We expect to settle with the Internal Revenue Service on a certain tax item in the fourth quarter of fiscal 2015, which would have a significant favorable impact to our tax rate and, consequently, to our net income.

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

We announced in September 2014 that our Board of Directors approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota, anticipated to cost more than $3.0 billion. We continue to evaluate the feasibility of these plans relating to several factors. Those factors include the financial and contractual suitability of a proposed lump sum turn key contract to construct the facility and the technical ability to secure a reliable, adequate, long-term supply of water to operate the facility. If constructed, we would expect to finance the project through a combination of issuance of preferred stock and long-term debt. In September 2014, we took an initial step in developing financing capability for this project by issuing 19,700,000 shares of Class B Series 3 Preferred Stock, which yielded approximately $476.7 million in cash after underwriting discounts and offering expenses. In January 2015, we issued 20,700,000 shares of Class B Series 4 Preferred Stock, which yielded approximately $501.0 million after underwriting discounts and offering expenses, to provide partial financing capability for this project. See "Cash Flows from Financing Activities - Other Financing" below for additional information about the preferred stock issued.

On May 31, 2015, we had working capital, defined as current assets less current liabilities, of $3.3 billion and a current ratio, defined as current assets divided by current liabilities, of 1.6 compared to working capital of $3.2 billion and a current ratio of 1.5 on August 31, 2014. On May 31, 2014, we had working capital of $3.5 billion and a current ratio of 1.6 compared to working capital of $3.1 billion and a current ratio of 1.5 on August 31, 2013.

On May 31, 2015 and August 31, 2014 we had a five-year revolving credit facility with a syndication of domestic and international banks which expires in June 2018, with a committed amount of $2.5 billion and no amounts outstanding as of May 31, 2015 and August 31, 2014. The major financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreements, of $2.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization (EBITDA) with adjustments as defined in the credit agreements. A third financial ratio does not allow our adjusted consolidated funded debt to adjusted consolidated equity to exceed 0.80 to 1.00 at any time. As of May 31, 2015, we were in compliance with all of these covenants. With our current cash balances and our available capacity on our committed lines of credit, we believe that we have adequate liquidity to cover any increase in net operating assets and liabilities and expected maintenance capital expenditures.

In addition, our wholly-owned subsidiary, CHS Capital, LLC (CHS Capital), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are influenced by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the Cautionary Statements section and may affect net operating assets and liabilities and liquidity.

Cash flows used in operating activities were $71.3 million for the nine months ended May 31, 2015 compared to cash flows provided by operating activities of $472.3 million for the nine months ended May 31, 2014. The fluctuation in cash flows when comparing the two periods is primarily due to increased cash outflows in fiscal 2015 for increased working capital needs combined with lower net income for the nine months ended May 31, 2015 when compared to the same period in fiscal 2014.

Our operating activities used net cash of $71.3 million during the nine months ended May 31, 2015. The cash used in operating activities resulted from a decrease in cash flows due to changes in net operating assets and liabilities of $970.0 million, partially offset by net income of $649.1 million and net non-cash expenses and cash distributions from equity investments of $249.6 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $257.3 million and deferred taxes of $29.8 million, partially offset by net equity investment activity of $21.1 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in accounts payable and accrued expenses and increases in grain and oilseed inventory (34% increase related to an above average fall harvest) and supplier advance payments from August 31, 2014 to May 31, 2015. Increases in inventory quantities were partially offset by decreases in certain commodity prices on May 31, 2015 compared to August 31, 2014. On May 31, 2015, the per bushel market prices of wheat, soybeans and corn decreased by $0.84 (14%), $1.55 (14%), and $0.08 (2%), respectively, when compared to spot prices on August 31, 2014. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased or increased slightly depending upon the product, with the exception of urea, which had a more significant price decrease of approximately 22%. Additionally, crude oil market prices decreased by $36 per barrel (37%) from August 31, 2014 to May 31, 2015.

Our operating activities provided net cash of $472.3 million during the nine months ended May 31, 2014. The cash provided by operating activities resulted from net income of $883.5 million and net non-cash expenses and cash distributions from equity investments of $200.4 million, partially offset by an increase in net operating assets and liabilities of $611.6 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $230.6 million and deferred taxes of $99.6 million, partially offset by a gain on the sale of investments of $111.4 million, primarily due to a $108.8 million gain associated with the contribution of our Horizon Milling assets to the Ardent Mills joint venture. See Note 4, Investments to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The increase in net operating assets and liabilities was caused primarily by an increase in fertilizer commodity prices and an increase in inventory quantities on May 31, 2014, when compared to August 31, 2013. On May 31, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses primarily reflected increases between 15% and 21%, depending on the specific products, compared to prices on August 31, 2013. On May 31, 2014, the per bushel market prices of our primary grain commodities, corn and spring wheat, decreased by $0.16 (3%) and $0.24 (3%), respectively, while the soybeans per bushel market price increased $1.36 (10%) when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $5 per barrel (5%) on May 31, 2014 when compared to August 31, 2013. An increase in feed and farm supplies and grain inventories in our Ag segment also contributed to the increases in net operating assets and liabilities when comparing inventories at May 31, 2014 to August 31, 2013.

Our cash usage in our operating activities has historically been the lowest during our fourth fiscal quarter when, by this time, we have sold a large portion of our seasonal agronomy-related inventories in our Ag segment operations and continue to collect cash from the related receivables, although we cannot ensure this historical trend will continue.

Cash Flows from Investing Activities

For the nine months ended May 31, 2015 and 2014, the net cash used in our investing activities totaled $1.3 billion and $1.0 billion, respectively.

We acquired property, plant and equipment totaling $827.2 million and $656.3 million for the nine months ended May 31, 2015 and 2014, respectively. In addition, during the nine months ended May 31, 2015, we invested $315.0 million of the proceeds from the September 2014 Class B Series 3 Preferred Stock issuance in high-quality, short-term deposit instruments. As of May 31, 2015, $145.0 million of these short-term deposits had reached maturity, resulting in offsetting cash inflows.

For the nine months ended May 31, 2015, major repairs turnaround expenditures were $145.6 million. There were no turnaround expenditures for the nine months ended May 31, 2014. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every 2-4 years. Our NCRA refinery recently completed a turnaround and our Laurel, Montana refinery has planned maintenance scheduled to begin before the end of fiscal 2015.

For the year ending August 31, 2015, we expect total expenditures for the acquisition of property, plant and equipment and major repairs at our refineries to be approximately $690.0 million. Included in our expected capital expenditures for fiscal 2015 is $200.0 million for a project to replace a coker at NCRA's McPherson, Kansas refinery with an expected total cost of approximately $555.0 million and expected completion in calendar year 2015. We incurred $186.8 million of costs related to the coker project during fiscal 2014 and $121.3 million during the nine months ended May 31, 2015. We also began an approximately $330.0 million expansion in fiscal 2013, which is anticipated to be completed in fiscal 2016, at NCRA's McPherson, Kansas refinery. We incurred $128.3 million of costs related to the NCRA expansion during fiscal 2014 and $105.1 million during the nine months ended May 31, 2015.

Cash paid to acquire businesses, net of cash acquired, totaled $8.9 million and $114.4 million during the nine months ended May 31, 2015 and 2014, respectively. These acquisitions were in our Ag segment.

Investments in joint ventures and other entities during the nine months ended May 31, 2015 and 2014, totaled $57.6 million and $67.5 million, respectively.

Changes in notes receivable during the nine months ended May 31, 2015 and 2014 resulted in net decreases in cash flows of $116.6 million and $321.4 million, respectively. The primary cause of the decreases in cash flows during both periods relates to changes in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the nine months ended May 31, 2015 and 2014, our financing activities provided net cash of $344.9 million and $295.1 million, respectively.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On May 31, 2015 and August 31, 2014, we had a five-year revolving credit facility, expiring in June 2018, with a committed amount of $2.5 billion, which had no amounts outstanding. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda (CHS Agronegocio), a wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility was $240.0 million as of May 31, 2015.

As of May 31, 2015, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $301.9 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $364.5 million outstanding at May 31, 2015, of which $272.9 million was collateralized. On May 31, 2015 and August 31, 2014 we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $912.9 million and $840.7 million, respectively.

We have two commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $200.0 million to pay principal under any commercial paper facility. On May 31, 2015 and August 31, 2014, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC (Cofina Funding), a wholly-owned subsidiary of CHS Capital, has commitments totaling $350.0 million as of May 31, 2015, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.06% as of May 31, 2015. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $77.0 million as of May 31, 2015.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.85% to 3.70% as of May 31, 2015. As of May 31, 2015, the total funding commitment under these agreements was $156.3 million, of which $34.4 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial (ProPartners) on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $76.3 million as of May 31, 2015, of which $50.0 million was borrowed with an interest rate of 1.60%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of May 31, 2015, and are due upon demand. Borrowings under these notes totaled $197.7 million as of May 31, 2015.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On May 31, 2015, we had total long-term debt outstanding of $1.3 billion, of which $1.2 billion was private placement debt, $90.0 million was bank financing and $46.1 million was other notes and contracts payable. On August 31, 2014, we had total long-term debt outstanding of $1.5 billion. Our long-term debt is unsecured except for other notes and contracts in the amount of $0.6 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2015.

We did not have any significant new long-term borrowings during the nine months ended May 31, 2015 or 2014. During the nine months ended May 31, 2015 and 2014, we repaid long-term debt of $155.3 million and $141.8 million, respectively.

Other Financing:

During the nine months ended May 31, 2015 and 2014, pursuant to our agreement to acquire the remaining shares of NCRA, we made payments of $66.0 million and $66.0 million, respectively, increasing our ownership to 88.9%.

Changes in checks and drafts outstanding resulted in decreases in cash flows of $59.0 million and $4.3 million during the nine months ended May 31, 2015 and 2014, respectively.

In accordance with the bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Patronage earnings from the year ended August 31, 2014 were distributed during the nine months ended May 31, 2015. The cash portion of this distribution, deemed by the Board of Directors to be 40%, was $277.0 million. During the nine months ended May 31, 2014, we distributed cash patronage of $286.7 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2014, that will be paid in fiscal 2015, to be approximately $130.1 million, of which $114.0 million was redeemed in cash during the nine months ended May 31, 2015, compared to $87.7 million redeemed in cash during the nine months ended May 31, 2014.

Our 8% Preferred Stock is listed on the NASDAQ under the symbol CHSCP. On May 31, 2015, we had 12,272,003 shares of 8% Preferred Stock outstanding with a total redemption value of approximately $306.8 million, excluding accumulated dividends. The 8% Preferred Stock accumulates dividends at a rate of 8% per year, which are payable quarterly. Our 8% Preferred Stock may be redeemed at our option beginning July 18, 2023.

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

In January 2015, we issued 20,700,000 shares of Class B Series 4 Preferred Stock, pursuant to our shelf registration statement, with a total redemption value of $517.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 4 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $501.0 million. The Class B Series 4 Preferred Stock is listed on the NASDAQ under the symbol CHSCL and accumulates dividends at a rate of 7.50% per year, which are payable quarterly. Our Class B Series 4 Preferred Stock may be redeemed at our option beginning January 21, 2025.

Dividends paid on our preferred stock during the nine months ended May 31, 2015 and 2014, were $93.2 million and $29.9 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014 have not materially changed during the nine months ended May 31, 2015.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2015, our bank covenants allowed maximum guarantees of $1.0 billion, of which $94.6 million was outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of May 31, 2015.

Debt

There is no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the nine months ended May 31, 2015.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2014, have not materially changed during the nine months ended May 31, 2015.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations since we conduct an insignificant portion of our business in foreign currencies.

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The update provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. ASU No. 2015-07 is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. We do not expect the standard to have a material impact on our consolidated financial statements in fiscal 2016.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." The amendments in this ASU do not change the current criteria in accounting principles generally accepted in the United States of America (GAAP) for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements in fiscal 2016.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, although the FASB has issued an exposure draft proposing to delay the effective date by one year (though early adoption would be allowed). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and we are currently evaluating the impact the adoption will have on our consolidated financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014 under the caption “Risk Factors,” the factors described below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

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

•	Changing environmental and energy laws and regulation may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

•	Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.

•	Environmental liabilities could have a material adverse effect on us.

•	Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.

•	Our financial results are susceptible to seasonality.

•	Our operations are subject to business interruptions and casualty losses; we do not insure against all potential losses and could be seriously harmed by unanticipated liabilities.

•	Our cooperative structure limits our ability to access equity capital.

•	Consolidation among the producers of products we purchase or among customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.

•	If our customers choose alternatives to our refined petroleum products, our revenues, results of operations and cash flows could be materially and adversely affected.

•	Our agronomy business is volatile and dependent upon certain factors outside of our control.

•	Technological improvements in agriculture could decrease the demand for our agronomy and energy products.

•	We operate some of our business through joint ventures in which our rights to control business decisions are limited.

•	We face risk associated with our proposed new nitrogen fertilizer manufacturing plant, including access to sufficient capital, cost overruns, construction delays and operational issues.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2015 that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) as of May 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

During the quarter ended May 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (*)

______________________________________
(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 10, 2015	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer