Form 10-K
period 2015-08-31
CHS INC
filed 2015-11-23
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-36079
________________________________________
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077 (Address of principal executive office, including zip code)	(651) 355-6000 (Registrant’s Telephone number, including area code)
________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

8% Cumulative Redeemable Preferred Stock	The NASDAQ Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	The NASDAQ Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	The NASDAQ Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	The NASDAQ Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Each Exchange on Which Registered)
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
YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us") is one of the nation’s leading integrated agricultural companies, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock, our Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 ("Class B Series 2 Preferred Stock"), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock") and our Class B Cumulative Redeemable Preferred Stock, Series 4 ("Class B Series 4 Preferred Stock") listed on the NASDAQ Stock Market LLC ("NASDAQ") under the symbols CHSCP, CHSCO, CHSCN, CHSCM and CHSCL, respectively. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestic and international. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting. For the year ended August 31, 2015, our total revenues were $34.6 billion and net income attributable to CHS Inc. was approximately $781.0 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell.

Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals; through wholesale sales of crop nutrients; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from investments in our grain export joint venture and other investments. We include other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production. In addition, our wheat milling and packaged food operations are included in Corporate and Other, as those businesses are conducted through non-consolidated joint ventures.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during our second fiscal quarter and highest during our third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to domestic supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends) in cash and patrons’ equities (capital equity certificates), which may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from non-members, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of the predecessor companies of Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

Our segment and international sales information in Note 11, Segment Reporting of the Notes to Consolidated Financial Statements, as well as Item 6 of this Annual Report on Form 10-K, are incorporated by reference into the following segment descriptions.

The segment financial information presented below may not represent the results that would have been obtained had the relevant segment been operated as an independent business due to efficiencies in scale, corporate cost allocations and intersegment activity.

Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the Securities and Exchange Commission.

ENERGY

Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at refineries in Laurel, Montana (wholly-owned) and McPherson, Kansas (an entity which became wholly owned as of September 1, 2015) and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex® branded fuels. For fiscal 2015, our Energy revenues, after elimination of inter-segment revenues, were $8.2 billion and were primarily from gasoline and diesel fuel.

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

Our Laurel facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 42% gasoline, 41% diesel fuel and other distillates, 5% petroleum coke, and 11% asphalt and other products. Refined fuels produced at Laurel are available via rail cars and the Yellowstone Pipeline to western Montana terminals and to Spokane and Moses Lake, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana, and Minot and Fargo, North Dakota.

McPherson Refinery.  As of August 31, 2015, we owned approximately 88.9% of the McPherson, Kansas refinery which was owned and operated by National Cooperative Refinery Association ("NCRA"). In September 2015, we became the sole owner of the McPherson refinery upon the final closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA which is now known as CHS McPherson Refinery Inc. ("CHS McPherson"). See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information. The McPherson refinery processes approximately 80% low and medium sulfur crude oil and 20% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. The refinery sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

Our McPherson refinery processes approximately 85,000 barrels of crude oil per day to produce refined products that consist of approximately 51% gasoline, 44% diesel fuel and other distillates, and 2% propane and other products. Approximately 29% of the refined fuels are loaded into trucks at the McPherson refinery or shipped via its proprietary products pipeline to our terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Other Energy Operations.  We own six propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. In addition to selling the products refined at our Laurel and McPherson refineries, we purchase products from third parties. For fiscal 2015, we obtained approximately 53% of the refined products we sold from our Laurel and McPherson refineries, and approximately 47% from third parties.

Sales and Marketing; Customers

We market approximately 80% of our refined fuel products to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex trade name. We sold approximately 1.4 billion gallons of gasoline and approximately 1.9 billion gallons of diesel fuel in fiscal 2015, excluding CHS McPherson's (then known as NCRA) sales to minority owners and others totaling approximately 127 million gallons. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency ("EPA"), the Department of Transportation ("DOT") and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the Chicago Mercantile Exchange ("CME"), as well as the U.S. Commodity Futures Trading Commission ("CFTC").

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

We market refined fuels products in five principal geographic areas. The first area includes the Midwest and northern plains. Competition at the wholesale level in this area includes major oil companies, including Phillips 66, Shell, Tesoro and BP as well as independent refiners and wholesale brokers/suppliers. This area has a robust spot market and is influenced by the large refinery center along the gulf coast. The majority of the product moved in this market is shipped on the Magellan and NuStar pipeline systems.

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

AG

Our Ag segment includes our crop nutrients, country operations, grain marketing, renewable fuels and processing and food ingredients businesses. In fiscal 2015, revenues in our Ag segment were $26.3 billion consisting principally of grain sales of $17.2 billion after elimination of inter-segment revenues.

Grain Marketing

Overview

We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales, handling over 2.0 billion bushels annually. During fiscal 2015, we purchased approximately half of our total grain volumes from individual and cooperative association members and our country operations business, with the balance purchased from third parties. We arrange for the transportation of the grains either directly to customers or to our owned or leased grain terminals and elevators awaiting delivery to domestic and foreign purchasers. We primarily conduct our grain marketing operations directly, but do conduct some of our business through TEMCO, LLC ("TEMCO"), a 50% joint venture with Cargill.

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

We own and operate export terminals, river terminals and elevators involved in the handling and transport of grain and grain products. Our river terminals are used to load grain onto barges for shipment to both domestic and export customers via the Mississippi River system. These river terminals are located at Savage and Winona, Minnesota; Davenport, Iowa; and Pekin, Illinois as well as terminals in which we have put-through agreements located at St. Louis, Missouri and Beardstown and Havana, Illinois. Our export terminal at Superior, Wisconsin provides access to the Great Lakes and St. Lawrence Seaway, and our export terminal at Myrtle Grove, Louisiana serves the Gulf of Mexico market. In the Pacific Northwest, we conduct our grain marketing operations through TEMCO which operates export terminals in Tacoma, Washington; Kalama, Washington; and Portland, Oregon and primarily exports wheat, corn and soybeans. These facilities serve the Pacific market. We also own two 110-car shuttle-receiving elevator facilities in Friona, Texas and Collins, Mississippi that serve large-scale feeder cattle, dairy and poultry producers in those regions.

For sourcing and marketing grains and oilseeds through the Black Sea, Mediterranean Basin and Middle East regions to customers worldwide we have offices in Geneva, Switzerland; Barcelona, Spain; Kiev, Ukraine; Krasnodar, Russia; Novi Sad, Serbia; Bosanski Samac, Bosnia; Bucharest, Romania; Sofia, Bulgaria; and marketing offices in Amman, Jordan and Istanbul, Turkey. We have a deep water port in Constanta, Romania, a barge loading facility on the Danube River in Giurgiu,

Romania, three inland terminals in Bosnia, three inland terminals in Russia and an inland grain terminal at Oroshaza, Hungary (leased to a joint venture). We have an investment in a port facility in Odessa, Ukraine.
In the Pacific Rim area, we have marketing offices in Singapore; Seoul, South Korea; Taipei, Taiwan; and Shanghai, China that serve customers receiving grains and oilseeds from our origination points in North America, South America, Australia and the Black Sea regions. In Australia we have investments in inland grain storage facilities and container packaging and logistics facilities.
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

Products and Services

Our grain marketing operations purchased approximately 2.0 billion bushels of grain during the year ended August 31, 2015, which primarily included corn, soybeans, wheat and distillers dried grains with solubles. Of the total grains purchased by our grain marketing operations, 744 million bushels were from our individual and cooperative association members, 346 million bushels were from our country operations business and the remainder was from third parties.

Sales and Marketing; Customers

Purchasers of our grain and oilseed include domestic and foreign millers, maltsters, feeders, crushers and other processors. To a much lesser extent, purchasers include intermediaries and distributors. Our grain marketing operations are not dependent on any one customer, and its supply relationships call for delivery of grain at prevailing market prices.

Industry; Competition

Regulation.  Our grain marketing operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling. In some instances, such liability exists regardless of fault. Our grain marketing operations are also subject to laws and related regulations and rules administered by the USDA, the FDA, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC.

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

Our grain marketing operations compete for grain sales based on price, services and ability to provide the desired quantity and quality of grains. Location of facilities is a major factor in the ability to compete. Our grain marketing operations compete with numerous grain merchandisers, including major grain merchandising companies such as Archer Daniels Midland ("ADM"), Cargill, Incorporated ("Cargill") and Bunge as well as others, each of which handles significant grain volumes.

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

Country Operations

Overview

Our country operations business purchases a variety of grains from our producer members and other third parties, and provides producer members and other customers with access to a full range of products, programs and services for production agriculture. Country operations operates 475 agri-operations locations through 73 business units dispersed throughout Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, Wisconsin, and Canada. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service.

Products and Services

Grain Purchasing.  We are one of the largest country elevator operators in North America based on revenues. Through a majority of our locations, our country operations business units purchase grain from member and non-member producers and other elevators and grain dealers. Most of the grain purchased is sold through our grain marketing operations, used for livestock feed production or sold to other processing companies. For the year ended August 31, 2015, country operations purchased approximately 604 million bushels of grain, primarily wheat, corn and soybeans. Of these bushels, 573 million were purchased from members and 346 million were sold through our grain marketing operations.

Other Products.  Our country operations business units manufacture and sell other products, both directly and through ownership interests in other entities. These include seed, crop nutrients, crop protection products, energy products, animal feed, animal health products and processed sunflower products.

Industry; Competition

Regulation.  Our country operations business is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and the investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling. In some instances, such liability exists regardless of fault. Our country operations business is also subject to laws and related regulations and rules administered by the United States Department of Agriculture ("USDA"), the United States Food and Drug Administration ("FDA"), and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC.

Competition.  We compete primarily on the basis of price, services and patronage. Competitors for the purchase of grain include ADM, Cargill and similar corporations as well as local cooperatives, private grain companies and processors at the majority of our locations in the trade territories in which we operate.

Competitors for our farm supply and feed business include Cargill, ADM, and Land O' Lakes as well as local cooperatives and smaller private companies at the majority of locations throughout our trade territory.

Crop Nutrients

Overview

We believe our North American wholesale crop nutrients business is one of the largest wholesale fertilizer businesses in the U.S. based on tons sold. Tons sold include sales to our country operations retail business. There is significant seasonality in the sale of agronomy products and services, with peak activity coinciding with the planting seasons. There is also significant volatility in the prices for the crop nutrient products we purchase and sell.

In August 2015, we entered into an agreement with CF Industries Holdings, Inc. ("CF Industries") to invest $2.8 billion in cash in exchange for an 11.4% membership interest (based on product tons) in CF Industries Nitrogen LLC ("CF Nitrogen") and a separate supply agreement to purchase nitrogen fertilizer products from that entity over an 80-year term. The closing date for our investment in CF Nitrogen is anticipated to be February 1, 2016.

Operations

Products are delivered directly to the customer from the manufacturer or through our 22 inland or river warehouse terminals and other non-owned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the country.

Primary suppliers for our wholesale crop nutrients business include CF Industries, HELM, Potash Corporation of Saskatchewan, Mosaic Company, Koch Industries and Petrochemical Industries Company ("PIC") in Kuwait.

Products and Services

Our wholesale crop nutrients business purchases and sells nitrogen (ammonia, Urea Ammonia Nitrate solution ("UAN") and Urea), phosphate and potash based products.

Sales and Marketing; Customers

Our wholesale crop nutrients business sells to local retailers from New York to the west coast and from Canada to Texas. Our largest customer is our own country operations business, which is also included in our Ag segment. Many of the customers of our crop nutrients business are also customers of our Energy segment or suppliers to our grain marketing business.

Industry; Competition

Regulation.  Our wholesale crop nutrients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling. In some instances, such liability exists regardless of fault.

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

Processing and Food Ingredients

Overview

Our processing and food ingredients business operates globally and converts oilseeds into meal, soyflour, edible oils, and associated by-products. We then further process soyflour for use in the food/snack industry. In July 2015, we purchased a canola processing facility in Hallock, Minnesota that produces canola oil and canola meal.

Operations

Our oilseed processing operations are conducted at facilities in Mankato, Minnesota; Fairmont, Minnesota; Creston, Iowa; Hallock, Minnesota; and Ashdod, Israel that can crush approximately 127 million bushels of oilseeds on an annual basis, producing approximately 2.8 million short tons of meal/flour and 1.6 billion pounds of edible oil. We also have operations in Hutchinson, Kansas; Ningbo, China; and South Sioux City, Nebraska where we further process soyflour for use in the food/snack industry.

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

Our domestic oilseed processing facilities are located in areas with a strong production base of oilseeds and end-user market for the meal and soyflour. We purchase our oilseeds from members, global offices and third parties with tightly integrated connections with our grain marketing and country operations divisions. Our crushing operations currently produce approximately 95% of the edible oil that is refined, and purchase the balance from outside suppliers.

Soybeans and canola seeds are commodities and their price can fluctuate significantly depending on production levels, demand for the products and other supply factors.

Sales and Marketing; Customers

Our customers for edible oils are principally large food product companies including Ventura Foods, LLC ("Ventura Foods"), in which we hold a 50% ownership interest and with which we have a long-term supply agreement to supply edible oils as long as we maintain a minimum 25.5% ownership interest and our price is competitive with other suppliers of the product. We primarily sell meal to integrated livestock producers and feed mills and flour to customers in the food ingredient industry.

Industry; Competition

The refined oilseed industries are highly competitive. Major industry competitors include ADM, Cargill, Ag Processing Inc. and Bunge. These and other competitors have acquired other processors, expanded existing plants or constructed new plants, both domestically and internationally. Price, transportation costs, services and product quality drive competition. We are a relatively small participant in the protein food industry.

Regulation.  Our processing and food ingredients operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to such sites for treatment, storage, disposal or recycling. In some instances, such liability exists regardless of fault. Our processing and food ingredients operations are also subject to laws and related regulations and rules administered by the USDA, the FDA, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us, or our foods partners, to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC.

Renewable Fuels
Overview
Our renewable fuels business produces ethanol and dried distillers grains with solubles ("DDGS"). We also market and distribute these products throughout the United States and overseas for our plants and other production plants.
Operations
We own and operate two ethanol plants in Rochelle, and Annawan, Illinois. These plants produce 250 million gallons of fuel grade ethanol and 650 thousand tons of DDGS annually. We also market over 500 million gallons of ethanol and 3.5 million tons of DDGS annually under marketing agreements for other production plants.

Products and Services
Our renewable fuels operations produce two primary products: Ethanol and DDGS. Ethanol is blended into gasoline. DDGS have a high protein content and are used for feeding livestock.

Sales and Marketing; Customers

Our renewable fuels business sells its production of ethanol and distillers grains throughout the United States and various international locations. We market renewable fuels to energy customers across the U.S. and through our Cenex- branded retail petroleum outlets and Cenex® convenience stores, and market DDGS globally on behalf of more than 20 ethanol plants across the United States.

Industry; Competition
Regulation. Our renewable fuels operations are subject to laws, regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposition of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling. In some instances, such liability exists regardless of fault. Our renewable fuels operations are also subject to laws, regulations and rules administered by the USDA, the FDA, and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC.
Competition. Ethanol and DDGS are globally traded commodities and the industry is highly competitive. The U.S. ethanol market is highly diverse with over 200 ethanol plants with more than 60 owners. Competitiveness of the industry is driven by: locations of the ethanol plant in relation to local corn availability; market access/transportation costs to DDGS and Ethanol markets; global trade flows of DDGS and ethanol; price spread between gasoline and ethanol; and efficiency of plant operations.

CORPORATE AND OTHER

Business Solutions

Financial Services.  In the past year, we have provided open account financing to approximately 75 of our cooperative association members. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

CHS Capital, LLC.  CHS Capital, LLC ("CHS Capital"), our wholly-owned subsidiary finance company, provides cooperative associations with a variety of loans that meet commercial agriculture needs, including operating, term, revolving and other short and long-term options. It also provides an array of loans to producers, including crop input, crop operating, feed, livestock and margin call.

CHS Hedging, LLC.  Our wholly-owned commodity brokerage subsidiary, CHS Hedging, LLC ("CHS Hedging"), is a registered Futures Commission Merchant and a clearing member of both the Chicago Board of Trade and the Minneapolis Grain Exchange. CHS Hedging provides full-service commodity risk management services primarily to agricultural producers and commercial agribusinesses in the areas of agriculture and energy.

CHS Insurance.  Our wholly-owned subsidiary, CHS Insurance Services, LLC ("CHS Insurance"), is a full-service independent agency that offers property and casualty insurance, surety bonds, safety resources, employment services and group benefits. The customer base consists primarily of participants in the agribusiness, construction, energy and processing industries. Impact Risk Funding, Inc. PCC, a wholly-owned subsidiary of CHS Insurance, is a protected cell captive insurance entity used to provide alternative risk financing options for customers.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC ("Horizon Milling"), in which we held an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling was the largest U.S. wheat miller based on output volume, and we owned five mills that we leased to Horizon Milling. During fiscal 2007, we expanded this operation with the formation of Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired a Canadian grain-based foodservice and industrial business, which includes two flour milling operations and two dry baking mixing facilities in Canada.

In our third quarter of fiscal 2014, we formed Ardent Mills, LLC ("Ardent Mills") the largest flour miller in the U.S., a joint venture with Cargill and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, including assets from our existing joint venture milling operations Horizon Milling and Horizon Milling, ULC and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million, associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment, and on August 31, 2015, our investment was $196.8 million.

Foods

Our primary focus in the foods area is Ventura Foods, LLC ("Ventura Foods") which produces and distributes vegetable oil-based products such as margarine, salad dressing and other food products. Ventura Foods was created in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority owned subsidiary of MBK USA Holdings, Inc. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2015, our investment was $347.7 million.

Ventura Foods manufactures, packages, distributes and markets bulk margarine, salad dressings, mayonnaise, salad oils, syrups, soup bases and sauces, many of which utilize soybean oil as a primary ingredient. Approximately 35% of Ventura Foods’ volume, based on sales, comes from products for which Ventura Foods owns the brand, and the remainder comes from products that it produces for third parties. A variety of Ventura Foods’ product formulations and processes are proprietary to it or its customers. Ventura Foods is the largest manufacturer of margarine for the foodservice sector in the U.S. and is a major producer of many other products.

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

PRICE RISK AND HEDGING

When we enter into a commodity purchase or sales commitment, we incur risks related to price changes and performance including delivery, quality, quantity and shipment period. In the event that market prices decrease, we are exposed to risk of loss in the market value of inventory and purchase contracts with a fixed or partially fixed price. Conversely, we are exposed to risk of loss on our fixed or partially fixed price sales contracts in the event that market prices increase.

Our use of hedging reduces the exposure to price volatility by protecting against adverse short-term price movements, but it also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted on regulated commodity futures exchanges but may also include over-the-counter derivative instruments when deemed appropriate. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities.
These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges. Fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
When a futures position is established, initial margin must be deposited with the applicable exchange or broker. The amount of margin required varies by commodity and is set by the applicable exchange at its sole discretion. If the market price relative to a short futures position increases, an additional margin deposit would be required. Similarly, a margin deposit would be required if the market price relative to a long futures position decreases. Conversely, if the market price increases relative to a long futures position or decreases relative to a short futures position, margin deposits may be returned by the applicable exchange or broker.
Our policy is to maintain hedged positions in grains and oilseeds. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net position limits. These limits are defined for each commodity and include both trader and management limits. This policy and computerized procedures in our grain marketing operations require a review by operations management when any trader is outside of position limits and also a review by our senior management if operating areas are outside of position limits. A similar process is used in our energy and wholesale crop nutrients operations. The position limits are reviewed, at least annually, with our management and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.
Use of hedging does not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments that clear through a designated clearing organization which stands between us and the counterparty to minimize our counterparty exposure. We evaluate exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage our risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

EMPLOYEES

On August 31, 2015, we had 12,511 full, part-time, temporary and seasonal employees, which included 708 employees of CHS McPherson (formerly known as NCRA). Of that total, 3,035 were employed in our Energy segment, 6,327 in our country operations business (including approximately 1,478 seasonal and temporary employees), 227 in our crop nutrients operations, 1,243 in our grain marketing operations, 846 in our processing and food ingredients operations, 154 in our renewable fuels operations and 679 in Corporate and Other. In addition to those employed directly by us, many employees work for joint ventures in which we have a 50% or less ownership interest, and are not included in these totals.

Employees in certain areas are represented by collective bargaining agreements. Refinery and pipeline workers in Laurel, Montana are represented by agreements with two separate unions: the United Steel Worker ("USW") Union Local 11- 443 represents 219 refinery employees for which agreements are in place through January 31, 2019 and the Oil Basin Pipeliners Union ("OBP") represents 20 pipeline employees for which they have an evergreen labor agreement that renews every September 1, unless 60 days' notice is given. The contract covering the McPherson, Kansas refinery includes 335 employees represented by the United Steel Workers of America ("USWA") that is in place through June 2019. There are currently 82 employees in transportation and lubricant plant operations covered by collective bargaining agreements with the Teamsters that expire at various times, including a labor contract with Montana drivers which represents 21 employees, one with Wisconsin drivers representing 26 employees and one with lubricant plant production workers representing 35 employees.

Certain production workers in our processing and food ingredients operations are subject to collective bargaining agreements with the Bakery, Confectionary, Tobacco Worker and Grain Millers ("BCTGM") representing 122 employees, which expires on June 30, 2017 and the Pipefitters' Union representing 2 employees, which expires on April 30, 2016. The BTWGM also represents 40 employees at our Superior, Wisconsin grain export terminal with a contract expiring on June 30, 2016.

Various union contracts cover employees in other grain and crop nutrient terminal operations including: the USWA represents 90 employees at our Myrtle Grove, Louisiana grain export terminal with a contract expiring on May 31, 2016 and Teamsters represents 7 employees at our Winona, Minnesota river terminal with a contract expiring on February 28, 2019. Finally, certain employees in our country operations business are represented by two collective bargaining agreements. One with the BTWGM which represents 32 employees in two locations, Hermiston, Oregon and Great Falls, Montana, with contracts expiring on December 31, 2017 and June 30, 2018, respectively. The second with the Grain and General Services Union ("ILWU-Canada") which represents 4 employees located at Edenwold, SK, Canada.

CHS GOVERNANCE AND AUTHORIZED CAPITAL

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

Accordingly, patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income, and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. For the years ended August 31, 2014 and August 31, 2013, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2015 and August 31, 2014, totaling $821.5 million and $841.1 million, respectively. The cash portion of the qualified distributions was deemed by the Board of Directors to be 40% for fiscal 2014 and 2013. Cash related to these distributions was $271.2 million and $286.8 million and was paid during the years ended August 31, 2015 and August 31, 2014, respectively. During the year ended August 31, 2013, we distributed patronage refunds of $976.0 million, of which the cash portion was $380.9 million.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a patron. Patrons’ equities are redeemable only at the discretion of the Board of Directors and in accordance with the terms of the redemption policy adopted by the Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for qualified equities held by them and another for individuals who are eligible for qualified equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2015, that will be distributed in fiscal 2016, to be approximately $107.3 million.

Cash redemptions of qualified patrons' and other equities during the years ended August 31, 2015, 2014 and 2013 were $128.9 million, $99.6 million and $193.4 million, respectively. Additionally, in fiscal 2014, we redeemed $200.0 million of patrons' equities by issuing 6,752,188 shares of Class B Series 1 Preferred Stock in exchange for members' equity certificates.

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

Membership

We have two types of members, individuals and cooperative associations involved in agricultural production. As a membership cooperative, we do not have common stock. We may issue equity or debt instruments, on a patronage basis or otherwise, to our members.

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

Holders of our 8% Cumulative Redeemable Preferred Stock do not have voting rights, except as required by applicable law; provided, that the affirmative vote of two-thirds of the outstanding 8% Cumulative Redeemable Preferred Stock will be required to approve (i) any amendment to our articles of incorporation or the resolutions establishing the terms of our 8% Cumulative Redeemable Preferred Stock if the amendment adversely affects the rights or preferences of our 8% Cumulative Redeemable Preferred Stock or (ii) the creation of any class or series of equity securities having rights senior to our 8% Cumulative Redeemable Preferred Stock as to the payment of dividends or distribution of assets upon our liquidation, dissolution or winding up.

Holders of our Class B Preferred Stock do not have voting rights, except as required by applicable law; provided, that the affirmative vote of a majority of the outstanding shares of Class B Preferred Stock, voting as a class, will be required to approve (i) any amendment to our articles of incorporation or the resolutions establishing the terms of the Class B Preferred Stock, if the amendment adversely affects the powers, rights or preferences of the holders of the Class B Preferred Stock; or (ii) the creation of any class or series of capital stock, equity capital or patrons' equities having rights senior to our Class B Preferred Stock, as to the payment of dividends or distribution of assets upon our liquidation, dissolution or winding up. In addition, the holders of our Class B Series 2 Preferred Stock, our Class B Series 3 Preferred Stock and our Class B Series 4 Preferred Stock each vote separately as a series in respect of amendments solely relating to such series of our Class B Preferred Stock and adversely affecting the holders thereof.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. All equity we issue is subject to a first lien in favor of us for all indebtedness of the holder to us. On August 31, 2015, our outstanding capital includes patrons’ equities (consisting of qualified and non-qualified Capital Equity Certificates and Non-patronage Equity Certificates), preferred stock and certain capital reserves.

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

Tax Treatment

Subchapter T of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. We are a nonexempt cooperative.

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

Prior to September 2013, NCRA (now CHS McPherson) was not consolidated for tax purposes. On September 1, 2013, NCRA began to be consolidated for tax purposes when our ownership increased to greater than 80%.

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The information in this Annual Report on Form 10-K for the year ended August 31, 2015, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, CHS and its representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in its filings with the Securities and Exchange Commission and its reports to its members and securityholders. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. Words and phrases such as “will likely result,” “are expected to,” “is anticipated,” “estimate,” “project," "plan," "intend," "believe" and similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are based on assumptions that we have made in light of our experience in the industries in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. However, our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those which might be projected, forecasted, estimated or budgeted by us in the forward-looking statement or statements.

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

Our revenues originated outside of the U.S. were approximately 20% of consolidated net sales in fiscal 2015 and one of our core strategic initiatives includes global expansion. As a result, we are exposed to risks associated with having increased global operations outside the U.S., including economic or political instability in the international markets in which we do business, including South America, Europe and the Middle East, the Black Sea and Mediterranean Basin regions and the Asia Pacific region.

              In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. The prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls, and the price and level of foreign imports;

•	disruption in supply;

•	political instability or armed conflict in oil-producing regions;

•	the level of demand from consumers, agricultural producers and other customers;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.

              The long-term effects of these and other conditions on the prices of crude oil and refined petroleum products are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins on, and the profitability of our energy business to fluctuate, possibly significantly, over time.

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

              We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, and may be more successful in marketing and selling their products than we are with ours. Competitive factors include price, service level, proximity to markets, product quality and marketing. In our business segments, we compete with certain companies that are larger, better known and have greater marketing, financial, personnel and other resources. As a result, we may not be able to continue to compete successfully with our competitors, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

We incur significant costs in complying with applicable laws and regulations. Any failure to make the capital or other investments necessary to comply with these laws and regulations could expose us to unanticipated expenditures and liabilities.

              We are subject to numerous federal, state and local provisions regulating our business and operations, including those involving antitrust, intellectual property, environmental, and U.S. and foreign anti-bribery/anti-corruption or other matters. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses.

              We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, and recalls of our products. For example, we regularly maintain hedges to manage the price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC. All exchanges have broad powers to review required records, investigate and enforce compliance and to punish noncompliance by entities subject to its jurisdiction. The failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial sanctions.

In July 2013, CHS received a letter from the CFTC requesting CHS to preserve, and to produce to the CFTC on a voluntary basis, documents concerning CHS's trading positions, including futures hedging transactions on the CME, for the period from January 1, 2010 through June 30, 2013. CHS is complying with this request and continuing to cooperate with the CFTC's inquiry. CHS also received a letter from the CME in June 2013 advising that its market surveillance department was reviewing certain of CHS's futures positions in April and May of 2013 and requesting that CHS produce relevant documents for its review. CHS produced those documents and the CME closed its inquiry in December 2014. Any investigation or proceeding by the CME or the CFTC, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, all of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We are subject to the Foreign Corrupt Practices Act of 1977, as amended, and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any noncompliance with those laws and regulations by us or others acting on our behalf could have a material adverse effect on our business, financial condition and results of operations.

We operate on a global basis and are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations in other jurisdictions generally prohibit companies and their intermediaries or agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations may conflict with local customs and practices. In addition, in certain countries, we engage third-party agents or intermediaries to act on our behalf. If these third parties violate applicable anti-corruption, anti-bribery or anti-kickback laws or regulations, we may be liable for those violations. We have policies in place prohibiting employees from making or authorizing improper payments, we train our employees regarding compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations, and we utilize procedures to identify and mitigate risks of such misconduct by our employees or third party agents or intermediaries. However, we cannot provide assurances that our employees or third party agents or intermediaries will comply with those policies, laws and regulations. If we are found liable for violations of the FCPA, or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

Changing environmental and energy laws and regulation, may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

              New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or to make unforeseen changes to our operations, either of which could adversely affect us.

              It is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases ("GHG"s) (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and the demand for our energy products, which would have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. New legislation or regulator programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or for substantial modifications to existing equipment. The actual effects of climate change on our businesses are, however, unknown and indeterminable at this time.

              Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years the price of RINs has been extremely volatile. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Governmental policies and regulation affecting the agricultural sector and related industries could have a material adverse effect on us.

              The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") and related regulations continue to evolve, as federal agencies are implementing its many provisions through regulation. These efforts to change the regulation of financial markets will subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives will impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Certain federal regulations, studies and reports addressing Dodd-Frank, including the regulation of swaps and derivatives, are still being implemented and others are being finalized. We will continue to monitor these developments. Any of these matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

              If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers or customers' livestock were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop or procure products that satisfy new consumer preferences, there will be a decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our financial results are susceptible to seasonality.

              Many of our business activities are highly seasonal and operating results vary throughout the year. Our income is generally lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and during the fall harvest season. Our grain marketing operations are also subject to fluctuations in volume and income based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and income in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and income during the winter heating and crop drying seasons.

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

              Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, inclement weather and labor disputes. For example:

•	our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production;

•	our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages;

•	our corporate headquarters, the facilities we own, or the significant inventories that we carry could be damaged or destroyed by catastrophic events, extreme weather conditions or contamination;

•	someone may accidentally or intentionally introduce a computer virus to our information technology systems or breach our computer systems or other cyber resources; and

•	an occurrence of a pandemic flu or other disease affecting a substantial part of our workforce or our customers could cause an interruption in our business operations.

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

              As a cooperative, we may not sell common stock in our company. In addition, existing laws and our articles of incorporation and bylaws limit dividends on any preferred stock we may issue to 8% per annum. These limitations may restrict our ability to raise equity capital and may adversely affect our ability to compete with enterprises that do not face similar restrictions.

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

              In the fertilizer market, consolidation at both the producer and customer level increases the potential for direct sales from the producer to the consumer.

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

The results of our agronomy business are highly dependent upon certain factors outside of our control.

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

We will require significant financing to consummate our strategic venture with CF Industries.

At the closing of our strategic venture with CF Industries, we will be required to pay $2.8 billion in cash to purchase a minority interest in CF Nitrogen. Currently, we expect to fund approximately $1.6 billion of this amount by incurring new additional indebtedness. There can be no assurance that market conditions will allow us to incur the additional debt required to consummate the strategic venture with CF Industries, including at favorable terms. If market conditions do not allow us to incur this new additional debt, and alternative financing sources are not available to us, the strategic venture with CF Industries may not be consummated.

Acquisitions, strategic alliances, joint ventures, divestitures, and other non-ordinary course of business events resulting from portfolio management actions and other evolving business strategies, including our strategic venture with CF Industries, could affect future results.

We monitor our business portfolio and organizational structure and have made and may continue to make acquisitions, strategic alliances, joint ventures, divestitures and changes to our organizational structure. With respect to acquisitions, future results will be affected by our ability to integrate acquired businesses quickly and obtain the anticipated synergies. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture. Additionally, we may fail to consummate proposed acquisitions, divestitures, joint ventures or strategic alliances after incurring expenses and devoting substantial resources, including management time, to such transactions.

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

In February 2016, we expect to close our strategic venture with CF Industries, pursuant to which, among other things, we will purchase a minority interest in CF Nitrogen for $2.8 billion in cash and enter into a supply agreement that will entitle us to purchase up to an aggregate of 1.7 million tons of granular urea and urea ammonium nitrate solution annually at market prices over an 80-year term. Although we currently expect that our strategic venture with CF Industries will close on February 1, 2016, there can be no assurance that the closing of this strategic venture will not be delayed, or that the closing of this strategic venture will actually occur.

We utilize information technology systems to support our business. An ongoing multi-year implementation of an enterprise-wide resource planning ("ERP") system, security breaches, or other disruptions to our information technology systems or assets could interfere with our operations, compromise security of our customers’ or suppliers’ information, and expose us to liability which could adversely impact our business and reputation.

Our operations rely on certain key information technology (“IT”) systems, some of which are dependent upon third party services, to provide critical connections of data, information and services for internal and external users. Over the next several years, we expect to implement a new enterprise resource planning system (“ERP”), which has and will continue to require significant capital and human resources to deploy. There can be no assurance that the actual costs for the ERP will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. In addition, potential flaws in implementing the ERP may pose risks to our ability to operate successfully and efficiently. There may be other challenges and risks to our IT systems over time due to any number of causes, such as catastrophic events, power outages, security breaches or cyber-based attacks, and as we upgrade and standardize our ERP system on a worldwide basis. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, and damage to our reputation, which could adversely affect our business.

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

As of August 31, 2015, we owned approximately 88.9% of NCRA. Our ownership increased to 100% in September 2015, upon the final closing under our November 2011 agreement to purchase the noncontrolling interests in NCRA which is now known as CHS McPherson. CHS McPherson owns and operates the following facilities:

Refinery	McPherson, Kansas
Petroleum terminals/storage	3 locations in Iowa and Kansas
Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Jayhawk stations	25 locations located in Kansas, Nebraska and Oklahoma
Osage Pipeline (50% owned by CHS McPherson)	Oklahoma to Kansas
Kaw Pipeline (67% owned by CHS McPherson)	Throughout Kansas

Ag

Within our Ag segment, we own or lease the following facilities:

Crop Nutrients

We use ports and terminals in our North American crop nutrients operations at the following locations:

Alexandria, Louisiana (river terminal, owned)

Friona, Texas (terminal, owned)
Galveston, Texas (deep water port, land leased from port authority)
Grand Forks, North Dakota (terminal, owned)
Greenville, Mississippi (river terminal, owned)
Indianapolis, Indiana (terminal, leased)
Little Rock, Arkansas (river terminal, land leased from port authority)
Lake Providence, Louisiana (river terminal, owned)
Lettsworth, Louisiana (river terminal, owned)
Melbourne, Kentucky (river terminal, owned)
Memphis, Tennessee (river terminal, owned)
Mermentau, Louisiana (river terminal, owned)
Muscatine, Iowa (river terminal, owned)
Owensboro, Kentucky (river terminal, land leased)
Post Falls, Idaho (terminal, owned)
St. Paul, Minnesota (river terminal, owned)
Tallulah, Louisiana (river terminal, owned)
Texarkana, Texas (terminal, owned)
Vidalia, Louisiana (river terminal, owned)
Watertown, South Dakota (terminal, owned)
Winona, Minnesota (2 terminals (one river), owned)

Country Operations

In our country operations business, we own agri-operations in 475 communities (of which some of the facilities are on leased land), three sunflower plants and nine feed manufacturing facilities of which we operate eight and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, Wisconsin, and Canada.

Grain Marketing

We use grain terminals in our grain marketing operations at the following locations:

Brazil, South America (3 owned)
Bosnia, Europe (3 owned)
Collins, Mississippi (owned)
Constanta, Romania (owned)
Davenport, Iowa (2 owned)
Friona, Texas (owned)
Giurgiu, Romania (owned)
Myrtle Grove, Louisiana (owned)
Necochea, Argentina (owned)
Oroshaza, Hungary (owned)
Pekin, Illinois (owned)
Savage, Minnesota (owned)
Superior, Wisconsin (owned)
Winona, Minnesota (owned)

In addition to office space at our corporate headquarters, we have grain marketing offices at the following leased locations, unless otherwise noted:

Amman, Jordan
Barcelona, Spain
Bucharest, Romania
Buenos Aires, Argentina (2 locations)
Ciudad de Este, Paraguay
Davenport, Iowa (owned)
Geneva, Switzerland
Kansas City, Missouri
Kiev and Odessa, Ukraine

Krasnodar, Russia
Lincoln, Nebraska
Novi Sad, Serbia
Sao Paulo, Brazil (also 8 other Brazil locations)
Seoul, South Korea
Singapore
Sofia, Bulgaria
Shanghai, China
Sydney, Australia
Taipei, Taiwan
Winnipeg, Canada
Winona, Minnesota (owned)

Processing and Food Ingredients

We own oilseed processing facilities and/or textured soy protein production facilities at the following locations:

Ashdod, Israel
Ashkelon, Israel
Creston, Iowa
Fairmont, Minnesota
Hallock, Minnesota
Hutchinson, Kansas
Mankato, Minnesota
Ningbo, China
South Sioux City, Nebraska

We lease the following services and engineering facilities:

Eagan, Minnesota
Burnsville, Minnesota
Winkler, Canada

Renewable Fuels

We own ethanol plants located in Rochelle and Annawan, Illinois.

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we have offices at the following leased locations:

Brownsburg, Indiana (CHS Hedging)
Huron, South Dakota (CHS Hedging)
Indianapolis, Indiana (CHS Insurance)
Kansas City, Missouri (CHS Hedging)
Kewanee, Illinois (CHS Insurance)
The Woodlands, Texas (CHS Insurance)

Corporate Headquarters

We are headquartered in Inver Grove Heights, Minnesota. We own a 33-acre campus consisting of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space. We also have offices in Eagan, Minnesota and Washington, D.C. which are leased.

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

On September 18, 2015, we received a letter from the Montana Department of Environmental Quality (the “MDEQ”) alleging that, from May 2013 through May 2015, sulfur dioxide emissions from one of the incinerator stacks at our Laurel, Montana refinery exceeded the amounts allowable under the refinery’s permits, and requesting that we execute a consent order with the MDEQ providing, among other things, for our payment of an administrative penalty in the amount of $183,425. On October 16, 2015, we sent a response letter to the MDEQ, disputing certain factual matters set forth in MDEQ’s original letter and requesting certain modifications to the proposed consent order, including a significant decrease in the amount of the proposed administrative penalty. We are awaiting the MDEQ’s response to our letter.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 93,700 members, of which approximately 1,100 are cooperative association members and approximately 92,600 are individual members. As a cooperative, we do not have any common stock that is traded or otherwise.

The following table is a summary of our outstanding preferred stock as of August 31, 2015, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Net proceeds	Dividend rate	Dividend payment frequency	Redeemable beginning (a)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(b)	12,272,003	$306.8	$311.2	8.0%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(c)	18,071,363	$451.8	$472.8	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	$406.2	(d)	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	$476.7	(e)	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	$501.0	7.5%	Quarterly	1/21/2025

(a)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(b)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003-2010.

(c)	11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013 and an additional 6,752,188 shares were issued on August 25, 2014.

(d)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(e)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

We have not sold any equity securities during the three years ended August 31, 2015 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The selected financial information as of and for the years ended August 31, 2015, 2014, 2013, 2012 and 2011 is derived from our audited consolidated financial statements and related notes. We have revised certain prior period amounts in this table to include activity and amounts related to capital leases that were previously incorrectly accounted for as operating leases. See Note 18, Correction of Immaterial Errors, to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information on the nature and amounts of these revisions.

Selected Consolidated Financial Data

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Income Statement Data:
Revenues	$34,582,442	$42,664,033	$44,479,857	$40,599,286	$36,915,834
Cost of goods sold	33,091,676	41,011,487	42,701,073	38,583,102	35,508,811
Gross profit	1,490,766	1,652,546	1,778,784	2,016,184	1,407,023
Marketing, general and administrative	775,354	602,598	553,623	498,233	438,498
Operating earnings	715,412	1,049,948	1,225,161	1,517,951	968,525
(Gain) loss on investments	(5,239)	(114,162)	(182)	5,465	(126,729)
Interest expense, net	60,333	140,253	236,699	198,304	79,012
Equity (income) loss from investments	(107,850)	(107,446)	(97,350)	(102,389)	(131,414)
Income before income taxes	768,168	1,131,303	1,085,994	1,416,571	1,147,656
Income taxes	(12,165)	48,296	89,666	80,852	86,628
Net income	780,333	1,083,007	996,328	1,335,719	1,061,028
Net income (loss) attributable to noncontrolling interests	(712)	1,572	3,942	75,091	99,673
Net income attributable to CHS Inc.	$781,045	$1,081,435	$992,386	$1,260,628	$961,355
Balance Sheet Data (as of August 31):
Working capital	$2,751,949	$3,168,512	$3,084,228	$2,809,595	$2,745,557
Net property, plant and equipment	5,192,927	4,180,148	3,311,088	2,913,247	2,526,763
Total assets	15,228,312	15,296,104	13,643,954	13,771,947	12,571,866
Long-term debt, including current maturities	1,431,117	1,605,625	1,746,716	1,567,276	1,608,546
Total equities	7,669,411	6,466,844	5,152,747	4,473,323	4,265,320

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

CHS Inc. ("CHS", "we" or "us") is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock ("8% Preferred Stock"), our Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 ("Class B Series 2 Preferred Stock"), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock") and our Class B Cumulative Redeemable Preferred Stock, Series 4 ("Class B Series 4 Preferred Stock"), which are listed on the Global Select Market of the NASDAQ Stock Market LLC ("NASDAQ") under the symbols CHSCP, CHSCO, CHSCN, CHSCM and CHSCL, respectively.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers or further processed into a variety of grain-based food products or renewable fuels.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies, including our McPherson, Kansas refinery in our Energy segment. The effects of all significant intercompany transactions have been eliminated.

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. At the beginning of fiscal 2015, we reconfigured certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. In accordance with Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, we have identified our operating segments to reflect the manner in which our chief operating decision maker evaluates performance and manages the business, and we have aggregated those operating segments into our reportable Energy and Ag segments. Prior period segment information has been revised to reflect this change to ensure comparability.

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

Recent Events

In August 2015, after evaluating the feasibility of constructing and operating the previously proposed nitrogen fertilizer manufacturing plant in Spiritwood, North Dakota, we determined not to move forward with the construction of that facility. As a result, we recorded impairment and exit charges of $116.5 million within marketing, general and administrative expense in our Consolidated Statement of Operations for the year ended August 31, 2015.

In August 2015, we entered into an agreement with CF Industries Holdings, Inc. ("CF Industries") to invest $2.8 billion in cash in exchange for an 11.4% membership interest (based on product tons) in CF Industries Nitrogen LLC ("CF Nitrogen") and a separate supply agreement to purchase nitrogen fertilizer products from that entity over an 80-year term. The closing date for our investment in CF Nitrogen is anticipated to be February 1, 2016.

Results of Operations

Comparison of the years ended August 31, 2015 and 2014

General.  We recorded income before income taxes of $768.2 million during the year ended August 31, 2015, compared to $1,131.3 million recorded during the year ended August 31, 2014, a decrease of $363.1 million (32%). Results reflect decreased pretax earnings in our Energy and Ag segments, as well as Corporate and Other. The results reflect an impairment in fiscal 2015 associated with our exit of our Spiritwood project of approximately $116.5 million, as a well as a gain associated with the formation of Ardent Mills of $109.2 million in fiscal 2014 which did not reoccur in fiscal 2015.

Our Energy segment generated income before income taxes of $538.1 million for the year ended August 31, 2015 compared to $728.4 million for the year ended August 31, 2014, representing a decrease of $190.3 million (26%), primarily due to significantly reduced refining margins in fiscal 2015 as a result of the turnaround at our McPherson refinery in the third quarter of fiscal 2015 and the turnaround at our Laurel, Montana refinery in the fourth quarter of fiscal 2015. We are subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RIN"s), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year, although the EPA did not release the proposed mandate for 2014 or 2015 until May 2015. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be extremely volatile when refiners await an EPA adjustment to the mandate. As mentioned above, in May 2015, the EPA released the proposed mandate for years 2014 and 2015, as well as 2016, which resulted in a decline in the price of RINs. A significant change in the price of RINs could have a material impact on our results of operations in the future.

Our Ag segment generated income before income taxes of $149.6 million for the year ended August 31, 2015, compared to $213.4 million in the year ended August 31, 2014, a decrease in earnings of $63.8 million (30%). The decrease in our Ag segment results was primarily driven by an impairment charge of $116.5 million which was recorded in fiscal 2015 and was associated with our decision to cease development of our planned nitrogen fertilizer plant in Spiritwood, North Dakota. Our grain marketing earnings decreased $44.1 million during the year ended August 31, 2015 compared with the prior year, primarily as a result of robust logistical performance in fiscal 2014 which didn't reoccur in fiscal 2015, as well as additional expenses related to growth and foreign exchange losses, partially offset by increased margins. Our country operations earnings decreased $22.1 million primarily from decreased retail agronomy margins and additional expenses related to growth, which was partially offset by increased grain volumes and margins during the year ended August 31, 2015, compared to the prior year. Earnings from our wholesale crop nutrients business increased by $9.0 million for the year ended August 31, 2015, compared to the prior year, primarily due to increased margins, partially offset by decreased volumes. Earnings from our renewable fuels marketing and production operations decreased $10.5 million during the year ended August 31, 2015, primarily due to significantly lower market prices for ethanol which resulted in lower marketing commissions and was partially offset by earnings from the acquisitions of our Annawan, Illinois ethanol plant in our fourth quarter of fiscal 2015 and our Rochelle, Illinois ethanol plant in the fourth quarter of fiscal 2014. Our processing and food ingredients business experienced an increase in earnings of $111.0 million for the year ended August 31, 2015 compared with the prior year, primarily due to a non-cash impairment charge in fiscal 2014 of $74.5 million related to certain assets in Israel. In addition, we had a decrease in operating expenses at our plants related to a reduction in the price of natural gas as well as increased margins.

Corporate and Other generated income before income taxes of $80.4 million for the year ended August 31, 2015 compared to $189.5 million during the previous year, a decrease in earnings of $109.1 million (58%). The decrease was primarily related to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the Ardent Mills joint venture formed during fiscal 2014. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the year ended August 31, 2015 was $781.0 million compared to $1,081.4 million for the year ended August 31, 2014, which represents a $300.4 million decrease (28%).

Revenues. Consolidated revenues were $34.6 billion for the year ended August 31, 2015 compared to $42.7 billion for the year ended August 31, 2014, which represents an $8.1 billion decrease (19%).

Our Energy segment revenues of $8.2 billion, after elimination of intersegment revenues, decreased by $3.4 billion (29%) during the year ended August 31, 2015, compared to $11.6 billion during the year ended August 31, 2014. During the years ended August 31, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $484.0 million and $600.4 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $2.9 billion (29%), all of which was related to a decrease in the net average selling price, compared to the prior year. The sales price of refined fuels products decreased $0.88 per gallon (28%), compared to the previous year. Propane revenues decreased $463.1 million (34%), of which $399.4 million was attributable to a decrease in the net average selling price and $63.7 million was related to a decrease in volumes. The volumes of our propane products decreased due to an extremely cold winter in fiscal 2014 compared to fiscal 2015 and the prices decreased due to a condensed crop drying season in fiscal 2014 which drove prices up that didn't reoccur in fiscal 2015. Propane sales volume decreased 5%, and the average selling price of propane decreased $0.41 per gallon (31%), when compared to the previous year.

Our Ag segment revenues of $26.3 billion, after elimination of intersegment revenues, decreased $4.7 billion (15%) during the year ended August 31, 2015 compared to $31.0 billion for the year ended August 31, 2014.

Grain revenues in our Ag segment totaled $17.2 billion and $20.7 billion during the years ended August 31, 2015 and 2014, respectively. Of the grain revenues decrease of $3.5 billion (17%), $3.1 billion is due to decreased average grain selling prices, with the remaining decrease driven by a $329.1 million net decrease in volume, compared to the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.14 per bushel (15%), when compared to the prior year. Wheat, soybeans, and corn had decreased volumes, compared to the year ended August 31, 2014.

Our processing and food ingredients revenues in our Ag segment of $1.6 billion for the year ended August 31, 2015 decreased $243.4 million (14%), when compared to the prior year. The net decrease in revenues is comprised of a $462.4 million decrease in the average selling price, partially offset by a $219.0 million increase in volumes of our oilseed products sold as compared to the year ended August 31, 2014. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $2.5 billion and $2.8 billion during the years ended August 31, 2015 and 2014, respectively, for a decrease of $331.2 million (12%). Of this decrease, $274.8 million was related to a decrease in volumes and $56.4 million was related to a decrease in average fertilizer selling prices, during the year ended August 31, 2015, compared to the prior fiscal year. Our wholesale crop nutrient volumes decreased 10% and the average sales price of all fertilizers sold reflected a decrease of $8.52 per ton (2%), during the year ended August 31, 2015, compared with the previous year.

Our renewable fuels revenue from our marketing and production operations decreased $548.4 million during the year ended August 31, 2015 compared to the year ended August 31, 2014. The change was primarily the result of a decrease in the average sales price of $0.62 (26%) per gallon which accounted for $581.5 million of the decrease. The lower average selling price of our ethanol was impacted by the decline in the price of traditional fuels. The impact of lower prices was partially offset by higher volumes which increased revenues by $33.1 million. The increase in volumes sold is mostly due to the acquisition of our Rochelle, Illinois ethanol plant in our fourth quarter of fiscal 2014.

Our Ag segment other product revenues, primarily feed and farm supplies, of $3.0 billion decreased by $133.1 million (4%) during the year ended August 31, 2015 compared to the year ended August 31, 2014, primarily due to a decrease in our country operations retail sales of feed and the sales price of energy related products.

Total revenues include other revenues generated primarily within our Ag segment and Corporate and Other. Our Ag segment's country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services of this nature. In addition, our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold was $33.1 billion for the year ended August 31, 2015, compared to $41.0 billion for the year ended August 31, 2014, which represents a $7.9 billion (19%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, decreased by approximately $3.1 billion (29%) to $7.5 billion during the year ended August 31, 2015, compared to the prior year. The decrease in cost of goods sold is primarily due to decreases in our refined fuels and propane business. Specifically, refined fuels cost of goods sold decreased $2.6 billion (29%), which reflects a $0.78 per gallon (28%) decrease in the average cost of refined fuels when compared to the prior year. The cost of goods sold of propane decreased $482.6 million (35%), primarily from an average cost decrease of $0.43 per gallon (32%) and a 5% decrease in volumes when compared to the prior year. The volumes of our propane products decreased due to an extremely cold winter in fiscal 2014 compared to fiscal 2015 and the prices decreased due to a condensed crop drying season in fiscal 2014 which drove prices up that didn't reoccur in fiscal 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, decreased by $4.8 billion (16%) to $25.6 billion, during the year ended August 31, 2015, compared to the prior year. Grain cost of goods sold in our Ag segment totaled $16.8 billion and $20.3 billion during the year ended August 31, 2015 and 2014, respectively. The costs of grains and oilseed procured through our Ag segment decreased $3.5 billion compared to the year ended August 31, 2014. The majority of the decrease was driven by a lower average cost per bushel of $1.15 (16%), which accounted for $3.2 billion of the decrease, with the remainder attributable to a 2% decrease in volumes contributing $323.0 million to the decrease, for the year ended August 31, 2015 compared to the prior year. The average month-end market price per bushel of soybeans and spring wheat decreased, partially offset by increases in corn, compared to the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.5 billion decreased $344.8 million (19%) for the year ended August 31, 2015, compared to the year ended August 31, 2014. This decrease was primarily due to a decrease in the cost of soybeans purchased, partially offset by higher volumes. There was also a non-cash $74.5 million impairment charge related to certain assets in Israel recorded in fiscal 2014.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.3 billion and $2.7 billion during the years ended August 31, 2015 and 2014, respectively, for a decrease of $349.0 million (13%). This decrease is comprised of a decrease in the average cost per ton of fertilizer of $13.13 (4%), and a decrease in the tons sold of 10%, when compared to the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $560.1 million for the year ended August 31, 2015, compared to the year ended August 31, 2014. This was primarily from a decrease in the average cost per gallon of $0.63 (27%) which was partially offset by an increase in volumes, when compared to the prior year. The increase in volumes was due to the Rochelle, Illinois ethanol plant we acquired in the fourth quarter of fiscal 2014.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $126.4 million (5%) for the year ended August 31, 2015, compared to the year ended August 31, 2014, primarily the result of decreased country operations retail sales of feed and the purchase price of energy related products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $775.4 million for the year ended August 31, 2015, increased by $172.8 million (29%) compared to the prior year. The net increase in fiscal 2015 was primarily due to a $116.5 million charge related to our decision not to proceed with the development of a nitrogen fertilizer plant in Spiritwood, North Dakota. The remaining increase is due to additional head count to support our operations and expansion, increased bad debt provision related to an international customer and increased information technology maintenance and marketing costs.

Gain/Loss on Investments. Gain on investments for the year ended August 31, 2015 decreased by $108.9 million compared to the year ended August 31, 2014, related primarily to a $109.2 million gain in fiscal 2014 associated with the contribution of our Horizon Milling assets to the Ardent Mills joint venture that did not reoccur in fiscal 2015. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Interest expense, net.  Net interest of $60.3 million for the year ended August 31, 2015 decreased $79.9 million compared to the previous year. Approximately $48.8 million of the decrease was related to capitalized interest associated with our ongoing capital projects, and $36.1 million was associated with a decrease in patronage earned by the noncontrolling interests of NCRA (now known as CHS McPherson). These were partially offset by a gain of $13.5 million on interest rate swaps in the second quarter of fiscal 2014 that didn't reoccur in fiscal 2015.

Equity Income from Investments.  Equity income from investments of $107.9 million for the year ended August 31, 2015, increased by less than 1% compared to the year ended August 31, 2014. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax benefit was $12.2 million for the year ended August 31, 2015 compared with income tax expense of $48.3 million for the year ended August 31, 2014, resulting in effective tax rates of (1.6%) and 4.3%, respectively. The decrease in the effective tax rate was driven by the combination of deferred tax benefits of $30.8 million during the third quarter of fiscal 2015 related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014 and, to a lesser extent, $19.3 million from the recognition of Kansas tax credits generated by NCRA (now known as CHS McPherson). The federal and state statutory rate applied to nonpatronage business activity was 38.1% for both years ended August 31, 2015 and 2014. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Net loss attributable to noncontrolling interests was $0.7 million for the year ended August 31, 2015 compared to net income of $1.6 million for the year ended August 31, 2014, a decrease of $2.3 million.

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

Our Energy segment generated income before income taxes of $728.4 million for the year ended August 31, 2014 compared to $810.9 million in the year ended August 31, 2013, representing a decrease of $82.5 million (10%), primarily due to reduced refining margins. Earnings in our refined fuels business decreased, which was partially offset by increases in our propane, lubricants, and transportation businesses during the year ended August 31, 2014, when compared to the same twelve-month period of the previous year. We are subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RIN"s), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. Since January 2013, the price of RINs has been extremely volatile. The EPA suggested that it would reduce the renewable fuels mandate for 2014 under the RFS, which has caused RINs prices to decline, however, the mandate was not issued prior to August 31, 2014.

Our Ag segment generated income before income taxes of $213.4 million for the year ended August 31, 2014, compared to $202.8 million in the year ended August 31, 2013, an increase in earnings of $10.6 million (5%). The increase was primarily related to our grain marketing earnings which increased by $49.6 million during the year ended August 31, 2014, compared to the prior period, primarily due to strong logistical performance in North America. Our country operations earnings increased $17.0 million during the year ended August 31, 2014, compared to the prior year. Overall agronomy and grain margins as well as service income increased for retail operations. Earnings from our wholesale crop nutrients business increased by $6.3 million for the year ended August 2014, compared to the prior year, primarily due to increased volumes and margins. Earnings from our renewable fuels marketing and production operations increased $22.3 million during the year ended August 31, 2014, primarily due to significantly higher volumes, partly due to the acquisition of our Rochelle, Illinois ethanol plant in the fourth quarter of fiscal 2014, partially offset by lower market prices for ethanol which resulted in lower marketing commissions. These items were mostly offset by decreased earnings in our processing and food ingredients operations of $84.6 million in fiscal 2014. The decrease consisted of a non-cash $74.5 million charge related to certain assets in Israel in fiscal 2014. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Corporate and Other generated income before income taxes of $189.5 million for the year ended August 31, 2014 compared to $72.3 million during the previous year, an increase in earnings of $117.2 million. The increase was primarily related to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the year ended August 31, 2014 was $1,081.4 million compared to $992.4 million for the year ended August 31, 2013, which represented an $89.0 million increase (9%).

Revenues.  Consolidated revenues were $42.7 billion for the year ended August 31, 2014 compared to $44.5 billion for the year ended August 31, 2013, which represented a $1.8 billion decrease (4%).

Our Energy segment revenues of $11.6 billion, after elimination of intersegment revenues, increased by $630.8 million (6%) during the year ended August 31, 2014, compared to $10.9 billion during the year ended August 31, 2013. During the years ended August 31, 2014 and 2013, our Energy segment recorded revenues from sales to our Ag segment of $600.4 million and $481.5 million, respectively, which are eliminated as part of the consolidation process. Propane revenues increased $670.7 million (89%), of which $351.6 million was related to an increase in the net average selling price and $319.1 million was attributable to volume resulting from demand caused by a shortened harvest season and related corn drying activity as well as colder than normal temperatures, when compared to the previous year. Propane sales volume increased 42%, while the average selling price of propane increased $0.34 per gallon (33%) in comparison to the previous year. Refined fuels revenues partially offset the increases in revenues previously described with a decrease in refined fuels of $20.9 million (less than 1%), of which $268.8 million related to a net average selling price decrease mostly offset by an increase in volumes of $247.9 million, compared to the previous year. The sales price of refined fuels products decreased $0.09 per gallon (3%), and sales volumes increased by 3%, when compared to the previous year.

Our Ag segment revenues of $31.0 billion, after elimination of intercompany intersegment revenues, decreased $2.5 billion (7%) during the year ended August 31, 2014 compared to $33.5 billion reported for the year ended August 31, 2013.

Grain revenues in our Ag segment totaled $20.7 billion and $23.8 billion during the years ended August 31, 2014 and 2013, respectively. Of the grain revenues decrease of $3.1 billion (13%), $3.7 billion was due to decreased average grain selling prices, partially offset by an increase of $579.3 million due to a net increase in sales volume of 2% during the year ended August 31, 2014, compared to the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.51 per bushel (15%) over the previous year. Wheat, soybeans, and corn had increased volumes, compared to the year ended August 31, 2013.

Our processing and food ingredients revenues in our Ag segment of $1.8 billion for the year ended August 31, 2014, decreased $83.5 million when compared to the year ended August 31, 2013. We experienced decreases in revenue of $100.5 million related to decreased average selling prices, which was partially offset by an increase of $17.0 million from the volume associated with our oilseed products as compared to the year ended August 31, 2013. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment totaled $2.6 billion and $2.7 billion during the years ended August 31, 2014 and 2013, respectively. Of the wholesale crop nutrient revenues decrease of $108.0 million (4%), $592.7 million was related to decreased average fertilizer selling prices, partially offset by $484.7 million related to an increase in volumes, during the year ended August 31, 2014, compared to the previous fiscal year. Our wholesale crop nutrient volumes increased 18% during the year ended August 31, 2014 compared with the previous year. The average sales price of all fertilizers sold reflected a decrease of $81.29 per ton (19%) compared with the previous year.

Our renewable fuels revenue from our marketing and production operations of $2.2 billion increased $646.2 million (42%) for the year ended August 31, 2014, compared to the year ended August 31, 2013. The increase was primarily the result of significantly higher volumes (50%) which accounted for $779.1 million of the increase, partially offset by a decrease in the average selling price of $0.14 per gallon (6%) totaling $132.9 million, when compared to the previous year. The increase in volumes sold was primarily due to additional marketing agreements for four ethanol plants. The lower average selling price of our ethanol was impacted by the decline in the price of traditional fuels.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $41.0 billion for the year ended August 31, 2014, compared to $42.7 billion for the year ended August 31, 2013, representing a $1.7 billion (4%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, increased by approximately $812.6 million (8%) to $10.6 billion during the year ended August 31, 2014, compared to the prior year. The increase in cost of goods sold was primarily due to increased costs associated with refined fuels and propane products. Specifically, refined fuels cost of goods sold increased $187.4 million (2%), which reflected a 3% increase in the volume from the prior year. The cost of goods sold of propane increased $640.1 million (86%) primarily from an average cost increase of $0.32 per gallon (30%) and a 42% increase in volumes resulting from demand caused by a condensed harvest and associated corn drying activity as well as colder than normal temperatures, when compared to the previous year.

Our Ag segment cost of goods sold, after elimination of intersegment costs, decreased by $2.5 billion (8%) to $30.4 billion, during the year ended August 31, 2014, compared to the prior year. The majority of the decrease was driven by the lower grains and oilseed costs, which decreased by $3.5 billion (15%) in the year ended August 31, 2014 compared to the prior year. This was primarily the result of a $1.67 (17%) decrease in the average cost per bushel. This decrease was partially offset by a 3% net increase in bushels sold, as compared to the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.9 billion was flat for the year ended August 31, 2014, compared to the year ended August 31, 2013. We experienced an increase in volumes sold which was offset by a non-cash $74.5 million impairment charge related to certain assets in Israel recorded in fiscal 2014.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.4 billion and $2.6 billion during the years ended August 31, 2014 and 2013, respectively. The net decrease of $171.5 million (7%) was comprised of a decrease in the average cost per fertilizer ton of $88.38 (21%), partially offset by an 18% increase in tons sold, when compared to the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations increased $621.5 million (41%) for the year ended August 31, 2014, compared to the year ended August 31, 2013. This was primarily from an increase in volumes of 50% which was partially offset by a decrease in the average cost per gallon of $0.16 (7%), when compared to the prior year. The increase in volumes was primarily due to additional marketing agreements with four ethanol plants.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, as of August 31, 2014 was $2.9 billion, an increase of $84.8 million (3%) compared to the prior year and was primarily the result of an increase in our country operations retail volumes.

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

Gain/Loss on Investments. Gain on investments for the year ended August 31, 2014 increased by $114.1 million compared to the year ended August 31, 2013, related primarily to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Interest expense, net.  Net interest of $140.3 million for the year ended August 31, 2014 decreased $96.4 million compared to the previous year. Interest expense for the years ended August 31, 2014 and 2013 was $155.8 million and $253.5 million, respectively. The decrease in interest expense of $97.7 million was primarily due to a $78.2 million decrease in patronage earned by the noncontrolling interests of NCRA (now known as CHS McPherson) and, to a lesser extent, a gain on interest rate swaps of $13.5 million, when compared with the previous year.

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

Income Taxes.  Income tax expense was $48.3 million for the year ended August 31, 2014 compared with $89.7 million for the year ended August 31, 2013, resulting in effective tax rates of 4.3% and 8.3%, respectively. The decrease in the tax rate for fiscal 2014 was driven by a combination of excise tax credit claims made for the years 2007 through 2012 related to the blending and sale of renewable fuels deducted for income taxes of $46.3 million, net of reserves, and to a lesser extent the release of reserves related to the expiration of certain statutes of limitations of $20.9 million. The federal and state statutory rate applied to nonpatronage business activity was 38.1% for both of the years ended August 31, 2014 and 2013. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Income attributable to noncontrolling interests of $1.6 million for the year ended August 31, 2014 decreased by $2.4 million compared to the year ended August 31, 2013.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable financial covenants. We fund our operations primarily through a combination of cash flows from operations and revolving credit facilities. We fund our capital expenditures and growth primarily through long-term debt financing and issuance of preferred stock.
On August 31, 2015 and August 31, 2014, we had working capital, defined as current assets less current liabilities, of $2.8 billion and $3.2 billion, respectively. Our current ratio, defined as current assets divided by current liabilities, was 1.5 and 1.5 as of August 31, 2015 and August 31, 2014, respectively.

As of August 31, 2015 we had cash and cash equivalents of $953.8 million, total equities of $7.7 billion, long-term debt of $1.4 billion and notes payable of $1.2 billion. Our capital allocation priorities include maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds, investing to grow our business and taking advantage of strategic opportunities. Our primary sources of cash in fiscal 2015 were net cash flows from operations and equity financing through the issuance of preferred stock. Primary uses of cash were capital expenditures, dividends (patronage and preferred stock), business acquisitions, retirement of equity certificates, and payments on indebtedness. We believe that cash generated by operating activities, along with available borrowing capacity under our revolving credit facility, will be sufficient to support our operations in fiscal 2016, including dividend payments, capital expenditures and required interest payments related to our long-term debt.

In addition to our working capital and other normal liquidity requirements, we expect to utilize available liquidity, including cash and cash equivalents, to fund our ongoing capital expenditures. For fiscal 2016, we expect total capital expenditures to be approximately $1.1 billion. Included in that amount is approximately $392.0 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. That amount includes $40.0 million for the remainder of a multi-year project to replace a coker at the McPherson refinery with an expected total cost of $579.0 million and expected completion in fiscal 2016. We incurred $167.4 million, $186.8 million and $124.0 million of costs related to the coker project during the years ended August 31, 2015, 2014 and 2013, respectively. We also began a $353.0 million expansion at the McPherson refinery during the year ended August 31, 2013 which is anticipated to be completed in fiscal 2016. We incurred $159.2 million, $128.3 million and $25.0 million of costs related to the expansion during the years ended August 31, 2015, 2014 and 2013, respectively.

We announced in September 2014 that our Board of Directors had approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota that was anticipated to cost more than $3.0 billion. We planned to finance the project through a combination of issuance of preferred stock and debt. In September 2014 and January 2015, we took initial steps in the financing of this project by issuing shares of Class B Series 3 Preferred Stock and Class B Series 4 Preferred Stock, respectively, as described in "Cash Flows from Financing Activities - Other Financing" below. These preferred stock offerings yielded approximately $977.8 million in cash after underwriting discounts and offering expenses.

In August 2015 we announced our intention to not move forward with the construction of the Spiritwood facility. We instead entered into an agreement with CF Industries to invest $2.8 billion in cash in exchange for an 11.4% membership interest (based on product tons) in CF Nitrogen and a separate agreement to purchase nitrogen fertilizer products from that entity over an 80-year term. The closing date for our investment in CF Nitrogen is anticipated to be February 1, 2016, and we intend to finance this transaction using additional long-term debt in combination with existing credit facilities and available cash.

As of August 31, 2015 we had access to a five-year, unsecured revolving credit facility with a committed amount of $2.5 billion that expires in June 2018, which had no amounts outstanding as of August 31, 2015 or 2014. The financial covenants for this credit facility require us to have, as of the end of each fiscal quarter, a minimum consolidated net worth, as defined in the credit agreements of $2.5 billion, and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.00 to 1.00. A third financial covenant required that our ratio of adjusted consolidated funded debt to adjusted consolidated equity not exceed 0.80 to 1.00, as measured at the end of each fiscal quarter. As of August 31, 2015, we were in compliance with all covenants.

In September of 2015, this facility was amended and restated as a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion that expires in September 2020. In addition, the minimum consolidated net worth as defined in the credit agreement was increased to $3.5 billion, and the maximum consolidated funded debt to consolidated cash flow was increased to 3.50 to 1.00.

Our revolving credit facility is established with a syndication of domestic and international banks, and our inventories and receivables financed with them are highly liquid. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs.

In addition, our wholly-owned subsidiary, CHS Capital, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are influenced by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 section and may affect net operating assets and liabilities, and liquidity.

Cash flows provided by operating activities were $570.0 million, $1.4 billion and $2.5 billion for the years ended August 31, 2015, 2014 and 2013, respectively. The fluctuation in cash flows between fiscal 2015 and fiscal 2014 is primarily the result of significant uses of cash related to net changes in operating assets and liabilities during the year ended August 31, 2015 compared to the overall cash inflows associated with changes in operating assets and liabilities during the year ended August 31, 2014.

Our operating activities provided net cash of $570.0 million during the year ended August 31, 2015. The cash provided by operating activities resulted from net income including noncontrolling interests of $780.3 million and net non-cash expenses and cash distributions from equity investments of $450.2 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $660.5 million. The primary components of net non-cash expenses and cash distributions from equity investments include depreciation and amortization, including amortization of major repair costs, of $401.4 million and long-lived asset impairment charges of $103.7 million, partially offset by a gain of $36.3 million on our crack spread contingent consideration liability and net equity investment activity of $26.9 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in accounts payable and accrued expenses and customer advance payments, partially offset by decreases in receivables and inventories. These decreases were driven by decreases in commodity prices on August 31, 2015, when compared to August 31, 2014. On August 31, 2015, the per bushel market prices of two of our primary grain commodities, soybeans and spring wheat, decreased by $1.92 (18%) and $1.19 (19%), respectively, when compared to the spot prices on August 31, 2014. The per bushel market price of our third primary commodity, corn, increased by $0.33 (9%) when compared to the spot price on August 31, 2014. In general, crude oil market prices decreased $47 per barrel (49%) on August 31, 2015 when compared to August 31, 2014. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases of up to 26%, depending on the specific products, compared to prices on August 31, 2014. In addition, slight increases in grain inventory quantities on August 31, 2015 compared to the prior year partially offset the impact that lower grain commodity prices had on net operating assets and liabilities on August 31, 2015.

Our operating activities provided net cash of $1.4 billion during the year ended August 31, 2014. Net income including noncontrolling interests of $1.1 billion, net non-cash expenses and cash distributions from equity investments of $234.9 million and an increase in cash flows due to changes in net operating assets and liabilities of $123.4 million contributed to the net cash provided by operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $351.3 million, partially offset by gains on the sale of investments of $114.2 million, primarily due to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information. The cash inflow resulting from the decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices on August 31, 2014, when compared to August 31, 2013. On August 31, 2014, the per bushel market prices of our primary grain commodities, corn, spring wheat, and soybeans, decreased by $1.23 (26%), $1.15 (16%), and $2.68 (19%), respectively, when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $12 per barrel (11%) on August 31, 2014 when compared to August 31, 2013. On August 31, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected increases up to 29%, depending on the specific products, compared to prices on August 31, 2013. In addition, increased grain inventory quantities on August 31, 2014 compared to the prior year, partially offset the impact that lower grain commodity prices had on net operating assets and liabilities on August 31, 2014.

Our operating activities provided net cash of $2.5 billion during the year ended August 31, 2013. Net income including noncontrolling interests of $996.3 million, net non-cash expenses and cash distributions from equity investments of $375.3 million and an increase in cash flows due to changes in net operating assets and liabilities of $1.1 billion contributed to the net cash provided by operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $311.4 million, deferred taxes of $92.7 million and the loss on our crack spread contingent liability of $23.1 million, which were partially offset by income from equity investments, net of distributions from those investments, of $34.6 million. The cash inflow resulting from the decrease in net operating assets and liabilities was caused primarily by decreases in commodity prices and inventory quantities, and was reflected in decreased receivables, inventories, margin deposits and derivative assets, partially offset by an increase in derivative liabilities on August 31, 2013 when compared to August 31, 2012. On August 31, 2013, the per bushel market prices of our primary grain commodities, corn, spring wheat and soybeans, decreased by $3.21 (40%), $2.02 (22%) and $4.07 (23%), respectively, when compared to the spot prices on August 31, 2012. In general, crude oil market prices increased $11 per barrel (12%) on August 31, 2013 when compared to August 31, 2012. On August 31, 2013, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases between 19% and 31%, depending on the specific products, compared to prices on August 31, 2012. A decrease in grain inventory quantities in our Ag segment of 44.1 million bushels (30%) also contributed to the decrease in net operating assets and liabilities when comparing inventories at August 31, 2013 to August 31, 2012.

Cash Flows from Investing Activities

For the years ended August 31, 2015, 2014 and 2013, the net cash flows used in our investing activities totaled $1.9 billion, $1.3 billion and $495.3 million, respectively.

Total cash expenditures for the acquisition of property, plant and equipment totaled $1.2 billion, $919.1 million and $619.9 million for the years ended August 31, 2015, 2014 and 2013, respectively. The significant increases from fiscal 2013 to fiscal 2014 and from fiscal 2014 to fiscal 2015 were primarily related to multi-year projects involving the replacement of a coker and expansion of capacity at our CHS McPherson refinery as discussed below.

Expenditures for major repairs related to our refinery turnarounds were $201.7 million, $2.9 million and $73.6 million during the years ended August 31, 2015, 2014 and 2013, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") which typically occur for a five-to-six week period every 2-4 years. Both our Laurel, Montana refinery and our McPherson, Kansas refinery had turnarounds during the year ended August 31, 2015. Neither of the refineries has turnarounds scheduled for fiscal 2016.

Cash acquisitions of businesses, net of cash acquired, totaled $305.2 million, $281.5 million and $12.7 million during the years ended August 31, 2015, 2014 and 2013, respectively. The fiscal 2015 activity included our Patriot Renewable Fuels and Northstar Agri Industries acquisitions in our Ag segment. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Investments in joint ventures and other entities during the years ended August 31, 2015, 2014 and 2013, totaled $64.3 million, $80.1 million and $21.4 million, respectively. Of the amount invested in joint ventures in fiscal 2014, $48.2 million was associated with the winding down of our Horizon Milling joint venture and ownership interest that was contributed to our Ardent Mills joint venture.

Changes in notes receivable for the years ended August 31, 2015 and 2014 resulted in net decreases in cash flows of $184.1 million and $184.1 million, respectively. The primary cause of the decreases in cash flows during both periods relates to increases in CHS Capital notes receivable. Changes in notes receivable for the year ended August 31, 2013 resulted in a net increase in cash flows of $211.9 million. The primary cause of the net increase in cash flows during fiscal 2013 was a decrease in CHS Capital notes receivable of $189.3 million and a decrease in CHS McPherson (then known as NCRA) notes receivable, compared to August 31, 2012.

Partially offsetting our cash expenditures for investing activities during the years ended August 31, 2015, 2014 and 2013, were proceeds from the redemption of investments of $19.9 million, $138.5 million and $13.0 million, respectively. Included in the fiscal 2014 amount is $121.2 million of cash proceeds that were distributed to us as part of our Ardent Mills joint venture. Also partially offsetting our cash expenditures for investing activities during the years ended August 31, 2015, 2014 and 2013, were proceeds received from the disposal of property, plant and equipment of $11.3 million, $11.7 million and $7.7 million, respectively.

Cash Flows from Financing Activities

For the years ended August 31, 2015 and August 31, 2014, our financing activities provided net cash of $153.8 million and $201.5 million, respectively. For the year ended August 31, 2013, net cash used in our financing activities totaled $478.0 million.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On August 31, 2015, we had a five-year, unsecured, revolving facility with a committed amount of $2.5 billion, which had no amounts outstanding. This facility was amended and restated in September 2015 with a committed amount of $3.0 billion and a new five year term.

In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in South America, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility was $200.0 million as of August 31, 2015. This facility was amended in October 2015 to conform its financial covenants with those of the five-year, unsecured, revolving facility.

As of August 31, 2015 our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $303.4 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $310.2 million outstanding at August 31, 2015, of which $216.7 million was collateralized. On August 31, 2015 and 2014, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $813.7 million and $840.7 million, respectively.

We have two uncommitted commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our revolving credit facility allow a maximum usage of $100.0 million to pay principal under any commercial paper facility. On August 31, 2015 and 2014, we had no commercial paper outstanding. In September 2015, we amended our five-year, unsecured, revolving facility and eliminated the provision that allowed proceeds to be used to pay principal under a commercial paper facility.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, had available credit totaling $350.0 million as of August 31, 2015, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.04% as of August 31, 2015. There were no borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2015.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.64% to 3.70% as of August 31, 2015. As of August 31, 2015, the total funding commitment under these agreements was $145.7 million, of which $35.9 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $56.8 million as of August 31, 2015, of which $39.9 million was borrowed under these commitments with an interest rate of 1.62%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2015, and are due upon demand. Borrowings under these notes totaled $275.8 million as of August 31, 2015.

As of August 31, 2014, there were no borrowings under Cofina Funding through the issuance of commercial paper with $17.6 million of secured borrowings under CHS Capital. CHS Capital borrowings under the ProPartners program and the surplus funds program were $64.6 million and $236.6 million, respectively, as of August 31, 2014.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On August 31, 2015, we had total long-term debt outstanding of approximately $1.4 billion, of which $75.0 million was bank financing, $1.2 billion was private placement debt, $125.9 million was obligations related to capital leases and $44.9 million was other notes and contracts payable. On August 31, 2014, we had total long-term debt outstanding of approximately $1.6 billion, of which $105.0 million was bank financing, $1.3 billion was private placement debt, $155.4 million was obligations related to capital leases and $43.8 million was other notes and contracts payable. Our long-term debt is unsecured except for other notes and contracts in the amount of $0.5 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2015. Long-term debt outstanding as of August 31, 2015 has aggregate maturities, excluding fair value adjustments and capital leases, as follows:

(Dollars in thousands)
2016	$129,994
2017	149,932
2018	161,596
2019	150,098
2020	31,340
Thereafter	670,400
$1,293,360

During the years ended August 31, 2015, 2014 and 2013 we borrowed $3.5 million, $1.4 million and $280.0 million, respectively, on a long-term basis. During the years ended August 31, 2015, 2014 and 2013, we repaid long-term debt of $170.7 million, $157.8 million and $113.6 million, respectively; and we made principal payments on capital lease obligations of $38.9 million, $39.9 million, and $35.4 million, respectively.

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

In September 2004, we completed a private placement with several insurance companies for long-term debt in the amount of $125.0 million with an interest rate of 5.25%. The debt was due in equal annual installments of $25.0 million during the years 2011 through 2015, and was fully repaid in fiscal 2015.

In October 2007, we completed a private placement with several insurance companies and banks for long-term debt in the amount of $400.0 million with an interest rate of 6.18%. Repayments are due in equal annual installments of $80.0 million during the years 2013 through 2017.

In December 2007, we established a ten-year long-term credit agreement through a syndication of cooperative banks in the amount of $150.0 million, with an interest rate of 5.59%. Repayments are due in equal semi-annual installments of $15.0 million each, from June 2013 through December 2018.

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

In September of 2015, we amended all outstanding notes to conform their financial covenants to those of the amended and restated five-year, unsecured, revolving facility. In addition, the amended notes contain a provision such that if our ratio of consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0, the interest rate on all outstanding notes is increased by 0.25% until the ratio declines to 3.0 or less.

In September 2015, we entered into a ten-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million, which may be drawn down from time to time, but in no event on more than 10 occasions, from September 4, 2015 until September 4, 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement will bear interest at a base rate (or a LIBO rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin will be based on our leverage ratio and ranges between 1.50% and 2.00% for LIBO rate loans and between 0.50% and 1.00% for base rate loans. There are currently no amounts drawn under this agreement.

Other Financing:

During the years ended August 31, 2015 and August 31, 2014, we made a payment of $66.0 million in each year related to our purchase of the CHS McPherson (formerly NCRA) noncontrolling interests.

During the years ended August 31, 2015, August 31, 2014, and August 31, 2013, changes in checks and drafts outstanding resulted in a decrease in cash flows of $43.4 million, $17.8 million and $20.4 million, respectively.

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. For the years ended August 31, 2014 and August 31, 2013, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2015 and August 31, 2014, totaling $821.5 million and $841.1 million, respectively. The cash portion of the qualified distributions was deemed by the Board of Directors to be 40% for fiscal 2014 and 2013. Cash related to these distributions was $271.2 million and $286.8 million and was paid during the years ended August 31, 2015 and August 31, 2014, respectively. During the year ended August 31, 2013, we distributed patronage refunds of $976.0 million, of which the cash portion was $380.9 million.

In accordance with our bylaws and by action of the Board of Directors, 10% of the earnings from patronage business for the year ended August 31, 2015 was added to our capital reserves and the remaining 90%, or an estimated $625.4 million, will be distributed as patronage in fiscal 2016, in the form of qualified equity certificates and cash. The cash portion of the qualified distribution, determined by the Board of Directors to be 40%, is expected to be approximately $250.2 million and is classified as a current liability on our August 31, 2015 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for qualified equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2015, that will be distributed in fiscal 2016, to be an estimated $107.3 million. These expected distributions are classified as a current liability on the August 31, 2015 Consolidated Balance Sheet.

For the years ended August 31, 2015, 2014 and 2013, we redeemed in cash, qualified equities in accordance with authorization from the Board of Directors, in the amounts of $128.9 million, $99.6 million and $193.4 million, respectively.

The following is a summary of our outstanding preferred stock as of August 31, 2015, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Net proceeds	Dividend rate	Dividend payment frequency	Redeemable beginning (a)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(b)	12,272,003	$306.8	$311.2	8%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(c)	18,071,363	$451.8	$472.8	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	$406.2	(d)	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	$476.7	(e)	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	$501.0	7.5%	Quarterly	1/21/2025

(a)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(b)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003-2010.

(c)	11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013 and an additional 6,752,188 shares were issued on August 25, 2014.

(d)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(e)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

We made dividend payments on our preferred stock of $133.7 million, $50.8 million, and $24.5 million, during the years ended August 31, 2015, 2014 and 2013, respectively.

Off Balance Sheet Financing Arrangements

Guarantees:

We are a guarantor for lines of credit and performance obligations of related companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $94.6 million were outstanding on August 31, 2015. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2015.

Operating leases:

Minimum future lease payments required under noncancelable operating leases as of August 31, 2015 were $249.7 million.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2015, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (1)	$1,293,360	$129,994	$311,528	$181,438	$670,400
Interest payments (2)	353,397	61,170	98,205	72,458	121,564
Capital lease obligations (3)	136,295	41,069	60,183	20,522	14,521
Operating lease obligations	249,740	54,188	79,752	49,401	66,399
Purchase obligations (4)	6,906,068	5,381,323	527,416	282,144	715,185
Mandatorily redeemable noncontrolling interests (5)	152,607	152,607	—	—	—
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests (6)	75,982	2,625	73,357	—	—
Other liabilities (7)	977,821	12,674	49,034	26,764	889,349
Total obligations	$10,145,270	$5,835,650	$1,199,475	$632,727	$2,477,418
_______________________________________

(1)	Excludes fair value adjustments to the long-term debt reported on our Consolidated Balance Sheet at August 31, 2015 resulting from fair value interest rate swaps and the related hedge accounting.

(2)	Based on interest rates and long-term debt balances at August 31, 2015.

(3)
Future minimum lease payments under capital leases include amounts related to bargain purchase options and residual value guarantees, which represent economic obligations as opposed to contractual payment obligations.

(4)
Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and time of the transactions. In the ordinary course of business, we enter into a significant number of forward purchase commitments for agricultural and energy commodities and the related freight. The purchase obligation amounts shown above include both short- and long-term obligations and are based on: a) fixed or minimum quantities to be purchased and b) fixed or estimated prices to be paid at the time of settlement. Current estimates are based on assumptions about future market conditions that will exist at the time of settlement. Consequently, actual amounts paid under these contracts may differ due to the variable pricing provisions. Market risk related to the variability of our forward purchase commitments is economically hedged by offsetting forward sale contracts that are not included in the amounts above.

(5)	Includes commitments to purchase the remaining shares of CHS McPherson (formerly NCRA) and is recorded on our Consolidated Balance Sheet as of August 31, 2015.

(6)	Based on estimated fair value at August 31, 2015 and is recorded on our Consolidated Balance Sheet.

(7)
Other liabilities include the long-term portion of deferred compensation, deferred tax liabilities and contractual redemptions. Of the total other liabilities and deferred tax liabilities of $1.0 billion on our Consolidated Balance Sheet at August 31, 2015, the timing of the payments of $845.7 million of such liabilities cannot be determined.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe that of our significant accounting policies, the following may involve a higher degree of estimates, judgments and complexity.

Inventory Valuation and Reserves

Grain, processed grain, oilseed and processed oilseed are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantity. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories, or the adequacy of reserves, are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

Derivative Financial Instruments

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. We also use over-the-counter ("OTC") instruments to hedge our exposure on fixed-price contracts. Fluctuations in inventory valuations, however, may not be completely hedged, due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and, in part, to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair values of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices.

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

Deferred Tax Assets and Uncertain Tax Positions

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all, or part of, our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of tax credits, some of which were passed to us from CHS McPherson (formerly known as NCRA), related to refinery upgrades that enable us to produce ultra-low sulfur fuels. Our tax credit carryforwards are available to offset future federal and state tax liabilities with the tax credits becoming unavailable to us if not used by their expiration date. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2015 since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-02, "Amendments to the Consolidation Analysis." ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements in fiscal 2017.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application as of the original date is permitted. This update permits the use of either the full or modified retrospective method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

INTEREST RATE RISK

Debt used to finance inventories and receivables is represented by short-term notes payable, so that our blended interest rate for all such notes approximates current market rates. We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar London Interbank Offered Rate ("LIBOR") interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During fiscal 2015 we recorded offsetting fair value adjustments of $8.0 million, with no ineffectiveness recorded in earnings. In fiscal 2015, we entered into forward starting swaps with a notional amount of $300.0 million designated as cash flow hedges of anticipated future issuances of fixed-rate debt. Our objective is to limit the potential cash outflows associated with forecasted debt issuances that are subject to variability in the benchmark interest rates. The swaps expire in fiscal 2016 with no material amounts expected to be included in earnings during the next 12 months.

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

Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value Asset (Liability)
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$813,717	$—	$—	$—	$—	$—	$813,717	$(813,717)
Average interest rate	2.3%	—	—	—	—	—	2.3%
Variable rate CHS Capital short-term notes payable	$351,661	$—	$—	$—	$—	$—	$351,661	$(351,661)
Average interest rate	1.1%	—	—	—	—	—	1.1%
Fixed rate long-term debt	$129,994	$149,932	$161,596	$150,098	$31,340	$670,400	$1,293,360	$(1,292,686)
Average interest rate	5.9%	5.7%	5.1%	4.1%	3.3%	4.4%	4.7%
Interest Rate Derivatives:
Fixed to variable long-term debt interest rate swaps	$—	$—	$—	$130,000	$—	$290,000	$420,000	$12,236
Average pay rate (a)	—	—	—	range	—	range
Average receive rate (b)	—	—	—	range	—	range
Variable to fixed rate lock interest rate swaps	$—	$—	$—	$—	$—	$300,000	$300,000	$(4,078)
Average pay rate (c)	—	—	—	—	—	range
Average receive rate (d)	—	—	—	—	—	range
_______________________________________

(a)	Average three-month USD LIBOR plus spreads ranging from 2.009% - 2.228%

(b)	Six swaps with notional amount of $420 million with fixed rates from 4.08% to 4.67%

(c)	Six swaps with notional amount of $300 million with fixed rates from 2.17% to 2.66%

(d)	Average three-month USD LIBOR

FOREIGN CURRENCY RISK

We conduct a significant portion of our business in U.S. dollars. Our Ag segment continued to expand its international operations in fiscal 2015 with planned future growth. We had minimal, non-material risk regarding foreign currency fluctuations during fiscal 2015 and in prior years, as a substantial amount of international sales were denominated in U.S. dollars. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to mitigate currency fluctuations. The notional amounts of our foreign exchange derivative contracts were $1.3 billion and $784.4 million as of August 31, 2015 and August 31, 2014, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2). Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2015 and 2014 is presented below. We have revised certain prior period amounts in these tables to include activity and amounts related to capital leases that were previously incorrectly accounted for as operating leases. See Note 18, Correction of Immaterial Errors, to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information on the nature and amounts of these revisions.

	Fiscal Year 2015
	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014
	(Unaudited) (Dollars in thousands)
Revenues	$7,986,341	$8,740,905	$8,355,728	$9,499,468
Gross profit	341,215	311,879	245,644	592,028
Income before income taxes	71,536	170,508	90,466	435,658
Net income	131,270	177,835	92,897	378,331
Net income attributable to CHS Inc.	131,478	178,050	92,814	378,703

	Fiscal Year 2014
	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013
	(Unaudited) (Dollars in thousands)
Revenues	$9,990,240	$11,967,398	$9,680,274	$11,026,121
Gross profit	299,644	508,004	442,728	402,170
Income before income taxes	131,713	439,590	290,332	269,668
Net income	199,485	379,873	260,621	243,028
Net income attributable to CHS Inc.	199,725	379,455	260,069	242,186

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of August 31, 2015, the end of the period covered in this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting:

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by our management, which is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our disposals of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposal of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the design and operating effectiveness of our internal control over financial reporting as of August 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of August 31, 2015, our internal control over financial reporting was effective.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below provides certain information regarding each of our directors, as of August 31, 2015.

Name and Address	Age	Director Region	Director Since
Donald Anthony	65	8	2006
Robert Bass	61	5	1994
David Bielenberg	66	6	2009
Clinton J. Blew	38	8	2010
Dennis Carlson	54	3	2001
Curt Eischens	63	1	1990
Jon Erickson	55	3	2011
Steve Fritel	60	3	2003
Alan Holm	55	1	2013
David Johnsrud	61	1	2012
David Kayser	56	4	2006
Randy Knecht	65	4	2001
Greg Kruger	56	5	2008
Edward Malesich	62	2	2011
Perry Meyer	61	1	2014
Steve Riegel	63	8	2006
Daniel Schurr	50	7	2006

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

Donald Anthony (2006):  Chairs Corporate Risk Committee and serves on CHS Foundation Finance and Investment Committee. Serves as director and former chairman for All Points Cooperative of Gothenburg, Neb., and Lexington (Neb.) Co-op Oil. Holds a bachelor’s degree in agricultural economics from the University of Nebraska. Raises corn, soybeans and alfalfa near Lexington, Neb. Mr. Anthony’s principal occupation has been farming for the last five years or longer.

Robert Bass (1994):  Serves on Governance and Government Relations committees. Served as first vice chairman of CHS Executive Committee. Serves as director of Reedsburg Area Medical Center. Served as director and chairman for Co-op Country Partners Cooperative, Baraboo, Wis., and its predecessors for 15 years, including seven years as chairman. Served as director and former vice chairman for Cooperative Network. Holds a bachelor’s degree in agricultural education from the University of Wisconsin - Madison. Operates a crop and dairy operation near Reedsburg, Wis. Mr. Bass’ principal occupation has been farming for the last five years or longer.

David Bielenberg, chairman (elected in 2009; chairman since 2012):  Chairs Executive Committee. Previously served on the CHS Board of Directors from 2002-2006. Serves as chairman of the East Valley Water District and previously served as director and board president for Wilco Farmers Cooperative, Mount Angel, Ore. Active in a broad range of agricultural and cooperative organizations. Holds a bachelor’s of science degree in agricultural engineering from Oregon State University and is a graduate of Texas A & M University's executive program for agricultural producers. Operates a diverse agricultural business near Silverton, Ore., including seed crops, vegetables, soft white wheat, greenhouse plant production and timberland. Mr. Bielenberg’s principal occupation has been farming for the last five years or longer.

Clinton J. Blew (2010):  Serves on the Audit and Government Affairs committees. Chair of the Mid Kansas Coop (MKC), Moundridge, Kan. Served on 2010 CHS Resolutions Committee and holds a position on the Hutchinson Community College Ag Advisory Board. Member of Kansas Livestock Association, Texas Cattle Feeder’s Association and Red Angus Association of America. Holds an applied science degree in farm and ranch management from Hutchinson Community College. Farms in a family partnership that includes irrigated corn and soybeans, dry land wheat, milo and soybeans, and a commercial cow/calf business. Mr. Blew’s principal occupation has been farming for the last five years or longer.

Dennis Carlson, first vice chairman (2001):  Serves as first vice chairman of the Executive Committee. Served as second vice chairman of the Executive Committee. Former director and past chairman of Farmers Union Oil Company, Bismarck/Mandan, N.D. Raises wheat, sunflowers and soybeans. Mr. Carlson’s principal occupation has been farming for the last five years or longer.

Curt Eischens, assistant secretary-treasurer (1990):  Serves as chairman of the Capital Committee and is assistant secretary-treasurer of the Executive Committee. Served as second vice chairman. Serves as chairman for Cooperative Network, director of Ralph Morris Foundation, member, Minnesota Soybean Association, Minnesota Corn Growers Association, Minnesota Farmers Union, Minnesota FFA Alumni Association (life member), National FFA Alumni Association and former director and chairman of Farmers Co-op Association, Canby, Minn. Operates a corn and soybean farm near Minneota, Minn. Mr. Eischens’ principal occupation has been farming for the last five years or longer.

Jon Erickson (2011): Serves on Audit and Government Relations committees. Served as former member of CHS Annual Meeting Resolutions Committee. Serves as member and former director of North Dakota Farmers Union, North Dakota Stockman’s Association and NDFU Mutual Insurance. Former director and chairman of Enerbase and National Cattlemen’s Beef Promotion and Research Board. Active in a wide range of agricultural community organizations. Holds a bachelor’s degree in agricultural economics from North Dakota State University. Raises grains and oilseeds and operates a commercial Hereford/Angus cow-calf business near Minot, N.D. Mr. Erickson’s principal occupation has been farming for the last five years or longer.

Steve Fritel, second vice chairman (2003):  Serves as chairman of Governance Committee and as second vice chair of Executive Committee. Served as secretary-treasurer. Represents CHS on the Quentin Burdick Center for Cooperatives, former director and chairman for Rugby Farmers Union Elevator, and previous member of the former CHS Wheat Milling Defined Member Board, Envision, North Central Experiment Station Board of Visitors and North Dakota Farm and Ranch Business Management Advisory Board. Earned an associate’s degree from North Dakota State College of Science, Wahpeton, N.D. Raises spring wheat, barley, soybeans, edible beans, corn and confectionary sunflowers near Rugby, N.D. Runs family business dealing with sale of farm grain storage and related equipment. Mr. Fritel’s principal occupation has been farming for the last five years or longer.

Alan Holm (2013): Serves as a member of the Corporate Risk and Government Affairs committees. Previously served two years on the CHS Resolutions Committee, including one as chairman. Serves as member and former chairman of the River Region Co-op. Also served as chairman of the Southern Minnesota Co-op Directors’ Association and secretary of the Minnesota State Co-op Directors’ Association. In addition, also held leadership positions with the Brown County Farm Service Agency county committee, AgStar Financial Services Advisory Board and Renville Co-op Transport. Raises corn, soybeans, sweet corn, peas and hay on 1,400 acres that has been in his family since 1870. Also raises a cow-calf herd. Holds an associate’s degree in machine tool technology from Mankato Technical College. Has participated in numerous cooperative and agriculture educational programs. Mr. Holm's principal occupation has been farming for the last five years or longer.

David Johnsrud (2012):  Serves as a member of the Government Affairs and Governance committees. Served as director and chairman for AgCountry Farm Credit Services. Served on the Minnesota Farm Credit Legislative Committee, with three years as chairman. Served on the Farmers Union Oil and CHS Prairie Lake Co-op boards of directors, with 15 years as board secretary. Mr. Johnsrud served on the Mid-Minnesota Association Board, with terms as secretary and chairman, as well as on the Minnesota Directors’ Association, with terms as treasurer. Served on the CHS Annual Meeting Credentials Committee in 2000 and 2001 and on the Resolutions Committee in 2002 and 2003. In 2010 he completed the Farm Credit Services Premier Governance Series, became a Certified Director and is a 2010 graduate of Minnesota Agricultural Rural Leadership Class V. Farms in partnership with his brother and nephew, raising corn and soybeans. Mr. Johnsrud’s principal occupation has been farming for the last five years or longer.

David Kayser (2006):  Serves on Corporate Risk and CHS Foundation Finance and Investment committees. Member of Mitchell Technical Institute Foundation Board. Past chairman of South Dakota Association of Cooperatives and previously served on CHS Resolutions Committee. Former director and chairman for Farmer’s Alliance, Mitchell, S.D. Raises corn, soybeans and hay near Alexandria, S.D., and operates a cow-calf and feeder-calf business. Mr. Kayser’s principal occupation has been farming for the last five years or longer.

Randy Knecht (2001):  Serves on Government Affairs and Capital committees. Served as assistant secretary-treasurer. Previously served on board of the American Coalition for Ethanol and former director and chairman of Northern Electric Cooperative and Full Circle Ag. Holds a bachelor’s degree in agriculture from South Dakota State University. Operates a diversified family farm operation near Houghton, S.D, raising corn, soybeans, alfalfa and beef cattle. Mr. Knecht’s principal occupation has been farming for the last five years or longer.

Greg Kruger (2008):  Serves on Audit and CHS Foundation Finance and Investment committees. Served as previous chairman of Countryside Cooperative, Durand, Wis., since its creation in 1998. Served two years each on the CHS Resolutions and CHS Rules and Credentials Committees. Served as former president of Trempealeau County Farm Bureau and former chairman of local land use planning committee. Operates a family dairy, hog and crop enterprise near Eleva, Wis. Mr. Kruger’s principal occupation has been farming for the last five years or longer.

Edward Malesich (2011): Serves on Corporate Risk and CHS Foundation Finance and Investment committees. Serves as member of Montana Stock Growers Association, Montana Grain Growers Association, Farm Bureau and Montana Council of Co-ops. Served 12 years on the board of Rocky Mountain Supply Inc., Belgrade, Mont., and 18 years on one of its predecessor cooperatives. Served on the board of Northwest Farm Credit Services and East Bench Irrigation District. Holds a bachelor’s degree in agricultural production from Montana State University. Raises Angus cattle, wheat, malt barley and hay near Dillon, Mont. Mr. Malesich’s principal occupation has been farming for the last five years or longer.

Perry Meyer (2014): Serves on Capital and CHS Foundation Finance and Investment committees. Serves as director of Heartland Corn Products Cooperative, member of United Farmers Co-op, South Central Grain and Energy, River Region Co-op, Minnesota Farm Bureau, Minnesota and Nicollet County corn growers associations, and Minnesota Pork Producers Association. Serves as president of St. John’s Church and Steamboat Cooperative, chairman of NU-Telecom Board and director of Minnesota Valley Lutheran School Foundation. Holds an agricultural mechanics degree from Alexandria (Minn.) Technical School. Attended CHS New Leaders Forum and is a 2006 graduate of Minnesota Agriculture and Rural Leadership (MARL) program. Operates family farm raising corn, soybean and hogs near New Ulm, Minn. Mr. Meyer’s principal occupation has been farming for the last five years or longer.

Steve Riegel (2006):  Serves as chairman of Government Affairs Committee and member of Governance Committee. Serves as advisory director of Bucklin (Kan.) National Bank. Served as chairman of Pride Ag Resources, Dodge City (Kan.), director and officer for Ford-Kingsdown Cooperative and Co-op Service, Inc. and has served on local school board. Attended Fort Hays (Kan.) State University, majoring in agriculture, business and animal science. Raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kan. Mr. Riegel’s principal occupation has been farming for the last five years or longer.

Daniel Schurr, secretary-treasurer (2006):  Serves as secretary-treasurer on Executive Committee and is chairman of Audit Committee. Previously served as first vice chairman. Serves on Blackhawk Bank and Trust board and audit and loan committees and is a member of board of trustees for Silos and Smokestacks National Heritage Area. Served as director and officer for River Valley Cooperative of Mt. Joy, Iowa. Served eight years as director of Great River Bank and Trust. Former local school board member and active in numerous agricultural and community organizations. Named Iowa Jaycees Outstanding Young Farmer in 2004. Holds bachelor’s degree in agricultural business with minor in economics from Iowa State University. Raises corn and soybeans near LeClaire, Iowa. Also operates a commercial trucking business. Mr. Schurr’s principal occupation has been farming for the last five years or longer.

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

The following positions on the Board of Directors will be up for re-election at the 2015 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	David Johnsrud
Region 3 (North Dakota)	Steve Fritel
Region 4 (South Dakota)	David Kayser
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Washington, Utah)	David Bielenberg
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Donald Anthony
_______________________________________

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as appointed by the Board of Directors.

Name	Age	Position
Carl Casale	54	President and Chief Executive Officer
Shirley Cunningham	55	Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy
Jay Debertin	55	Executive Vice President and Chief Operating Officer, Energy and Foods
Lynden Johnson	55	Executive Vice President, Country Operations
Timothy Skidmore	54	Executive Vice President and Chief Financial Officer
James Zappa	51	Executive Vice President and General Counsel
Lisa Zell	47	Executive Vice President, Business Solutions

Carl Casale, President and Chief Executive Officer (CEO). Joined CHS in 2011. Previously spent 26 years with Monsanto Company, beginning his career as a sales representative in eastern Washington and advancing through sales, strategy, marketing and technology-related positions before being named Chief Financial Officer in 2009. Serves on the boards of Ventura Foods, LLC; Ecolab Inc.; National Council of Farmer Cooperatives; and Minnesota Business Partnership. Previously served on the boards of Nalco Company, Greater Twin Cities United Way and the National 4-H Council. Named Oregon State University College of Agriculture’s 2009 alumni fellow. Holds a bachelor’s degree in agricultural economics from Oregon State University and an executive Master of Business Administration from Washington University, St. Louis, Mo. Native of Oregon’s Willamette Valley. Operates a family-owned blueberry farm near Aurora, Oregon.

Shirley Cunningham, Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy. Leads aligned Ag Business platform consisting of its International, North America and Agronomy operations; and Enterprise Strategy functions, including information technology, human resources, planning and strategy. Ms. Cunningham joined CHS in 2013 and previously served as chief information officer for Monsanto Company. She has more than 25 years of experience in information technology and business management including leading global IT operations, acquisitions, IT research and development, strategic planning and enterprise initiatives. Serves as director of Ventura Foods, LLC, and Ardent Mills, LLC. Previously served on the AT&T advisory board. Holds a Master of Business Administration degree from Washington University, St. Louis, Missouri.

Jay Debertin, Executive Vice President and Chief Operating Officer, Energy and Foods. Leads CHS energy operations, including refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation, and processing and food ingredients. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations. Mr. Debertin was named vice president, Crude Oil Supply, in 1998 based in the Company’s Denver, Colorado, office. In 2001, he returned to St. Paul, Minn., with responsibilities including raw material supply, refining, pipelines and terminals, trading and risk management, and transportation and has held his current position since 2014. Mr. Debertin also serves as chairman for Ventura Foods. He earned a bachelor’s degree in economics from the University of North Dakota in 1982 and a Master of Business Administration degree from the University of Wisconsin - Madison in 1984.

Lynden Johnson, Executive Vice President - Country Operations. Responsible for the division delivering agricultural inputs, energy products, grain marketing, animal nutrition, sunflower processing and other farm supplies to producers through retail businesses in 16 states and Alberta, Canada. Before assuming his current role in September 2014, Mr. Johnson had been responsible for the Business Solutions operations including board planning and administration, Corporate Citizenship and the CHS Foundation, and CHS Aligned Solutions, along with subsidiaries CHS Insurance Group, CHS Hedging Inc. and CHS Capital. He served as the vice president of Business Solutions Consulting in 2008 and previously held the position of vice president, Member Services. Prior to joining CHS, he had a career managing cooperatives in North Dakota and Minnesota for 23 years. Serves as a director for the CHS Pension Plan and CHS Capital. Holds a bachelor's degree in agricultural economics from North Dakota State University.

Timothy Skidmore, Executive Vice President and Chief Financial Officer. Joined CHS in 2013 and is responsible for finance, accounting, tax, patron equity, treasury, strategic sourcing and insurance risk management. Previously served as vice president of finance and strategy for Campbell North America, Campbell's largest operating division. Joined Campbell as assistant treasurer in 2001 and held numerous leadership positions in finance including leading the cash management, corporate finance and international treasury functions. Served in various business unit chief financial officer roles including the U.S. soup, simple meals, beverages and international businesses where he was responsible for financial strategy, planning, reporting and balance sheet management. Prior to joining Campbell, he spent 15 years at DuPont Co., holding a variety of financial leadership positions, including leading DuPont's finance function across Asia Pacific. Holds a bachelor's degree in risk management from the University of Georgia, and a Master of Business Administration degree in finance from Widener University, Chester, Pennsylvania.

James Zappa, Executive Vice President and General Counsel. Joined CHS in 2015 and provides counsel to CHS leadership and Board, works with corporate finance team to support Securities and Exchange Commission reporting and compliance, disclosure and investor communications. He previously served as vice president, associate general counsel and chief compliance officer for 3M Company where he led a global legal team responsible for overall corporate compliance and business conduct. Served as vice president, associate general counsel, International Operations, working with 3M global subsidiaries and business operations, counsel to the 3M Board’s Compensation Committee, assistant general counsel for consumer and office business and human resources; and counsel and assistant general counsel for labor and employment law. Prior to joining 3M, he worked for UnitedHealth Group and for the law firm Dorsey & Whitney. Serves as director for Boy Scouts of America, Northern Star Council, and is an active community volunteer. He earned a juris doctor degree from the University of Minnesota Law School, a master’s degree in communication arts and sciences from the University of Southern California, and a bachelor’s degree from Drake University.

Lisa Zell, Executive Vice President - Business Solutions. Responsible for leading initiatives that support cooperatives, agribusinesses and producers offered through CHS Aligned Solutions, CHS Capital, CHS Hedging, CHS Insurance, and Communications and Public Affairs. Ms. Zell joined CHS in 1999 as senior attorney after several years in private practice and a federal clerkship with the U.S. Court of Appeals Seventh Circuit. She was named senior vice president and general counsel in January 2011, assumed the position of executive vice president and general counsel in January 2012, and assumed her current role in September 2014. Ms. Zell serves as chairperson of CHS Hedging, CHS Insurance, and CHS Capital She earned a bachelor’s degree from St. Cloud (MN) State University and juris doctor law degree from Drake University.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2015, and based further upon written representations received by us with respect to the need to file reports on Form 5, the following persons filed late reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended: Mr. Riegel was late in filing one form 4 relating to one transaction in November 2014.

CODE OF ETHICS

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the Commission. This code of ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is part of our broader CHS Global Code of Conduct Policy, which is posted on our website. The Internet address for our website is http://www.chsinc.com and the CHS Global Code of Conduct Policy may be found on the "Compliance" web page, which can be accessed from the "Governance & Compliance" web page, which can be accessed from the "Our Company" web page, which can be accessed from our main web page. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the Commission. We will provide to any person, without charge, upon request, a copy of our code of ethics or the CHS Global Conduct Policy. A person may request a copy by writing or telephoning us at the following:

CHS Inc.
Attention: Jack Lenzi
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

We do not believe that any member of the Audit Committee of the Board of Directors is an "audit committee financial expert” as defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder. As a cooperative, our 17-member Board of Directors is nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must (i) be an active farmer or rancher, (ii) be a member of CHS or a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an "audit committee financial expert.” However, many of our directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairmen of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers (our Named Executive Officers) for fiscal 2015:

Carl Casale        President and Chief Executive Officer
Timothy Skidmore    Executive Vice President and Chief Financial Officer
Jay Debertin        Executive Vice President and Chief Operating Officer, Energy and Foods
Shirley Cunningham    Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy
Lisa Zell            Executive Vice President, Business Solutions
John McEnroe        Former Executive Vice President, Country Operations

Changes to our Named Executive Officers during fiscal 2015 included the addition of Shirley Cunningham, our Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy and Lisa Zell, our Executive Vice President, Business Solutions as Named Executive Officers. Mr. McEnroe, former Executive Vice President, Country Operations retired on December 31, 2014.

CHS is an organization that exists to, among other things, help our owners grow. CHS compensation programs are designed to attract, retain and reward the executives who carry out this promise, and align them around attainment of CHS’ short and long-term success.

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

Compensation Philosophy and Objectives

The Governance Committee of our Board of Directors oversees the administration of, and the fundamental changes to, the executive compensation and benefits programs. The primary principles and objectives in compensating executive officers include:

•
Attract and retain exceptional talent who meet our leadership expectations and are engaged and committed to the long term success of CHS, by providing market competitive compensation and benefit programs

•	Align executive rewards to quantifiable annual and long-term performance goals that drive enterprise results and provide competitive returns to our member owners

•
Emphasize pay for performance by providing a total direct compensation mix of fixed and variable pay that is primarily weighted on annual and long-term incentives, in order to reward annual and sustained performance over the long term

•	Ensure compliance with government mandates and regulations

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2016.

Components of Executive Compensation and Benefits

Our executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to optimize member-owner returns by achieving specified goals. The compensation program links executive compensation directly to our annual and long-term financial performance. A significant portion of each executive's compensation is dependent upon meeting financial goals and a smaller portion is linked to individual performance objectives.

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

Components of Compensation

The executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2015 included a combination of any of the following sources: AonHewitt Total Compensation Measurement, Hay Group General Market Executive Report, Mercer Benchmark Database Executive Compensation Survey and Towers Watson CDB Executive Compensation Survey Report. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 446 to 2,592, with an average of 1,056. In addition, in fiscal 2013 we retained Towers Watson to provide customized survey data from the Towers Watson Executive Compensation Databank, to include a subset consisting of 26 companies in the agribusiness, energy, fertilizer and food industries. Data for these companies included 25th, 50th and 75th percentile for base pay, total cash compensation (sum of base pay and annual variable pay), and total direct compensation (sum of base pay, annual variable pay and long-term incentive). Towers Watson also provided historical return on equity data for the same group of agribusiness, energy, fertilizer and food companies. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS' short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive to compensation in comparable industries, companies and markets. We target the market median for base pay, target total cash and target total direct compensation, and 75th percentile for total direct compensation for above market performance.

The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives	• Provides a direct link between pay and annual business objectives • Pay for performance to motivate and encourage the achievement of critical business initiatives
Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on adjusted equity performance levels	• Provides a direct link between employee pay and CHS’ profitability • Encourages proper expense control and containment
Long-Term Incentive Plans	Long-term performance based incentive for senior management to achieve predetermined triennial return on adjusted equity performance goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

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

Base Pay:

Base salaries of the Named Executive Officers represent a fixed form of compensation paid on a semi-monthly basis. The base salaries are generally set at the median level of market data collected through our benchmarking process against other equivalent positions of comparable companies. The individual's actual salary relative to the market median is based on a number of factors, which include, but are not limited to, scope of responsibilities and individual experience.

Base salaries for the Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined based on review of competitive market data, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics.

The CEO is responsible for this process for the other Named Executive Officers. The Governance Committee is responsible for this process for the CEO. Mr. Casale received a base pay increase of 3.0% effective January 1, 2015. The CHS Board of Directors approved the increase in order to maintain a competitive pay position to market. Each other Named Executive Officer also received a 3.0% base salary increase in fiscal 2015 (other than Mr. McEnroe, who retired on December 31, 2014).

Annual Variable Pay:

Each Named Executive Officer was eligible to participate in our Annual Variable Pay Plan for our year ending August 31, 2015. Target award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program was based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components included return on adjusted equity (ROAE) goals for both CHS and the executive's business unit. The CHS threshold, target and maximum ROAE goals for fiscal 2015 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROAE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

CHS financial performance goals and award opportunities under our fiscal 2015 Annual Variable Pay Plan were as follows:

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

The CHS Board of Directors approves the Annual Variable Pay Plan total Company ROAE goals and determines the CEO's individual goals. The weighting of the CEO's goals for fiscal 2015 was 60% CHS total company ROAE, 10% Marketing, General and Administrative Expense as a percent of Gross Profit (MG&A/GP) and 30% principle accountabilities and individual goals. The CEO approves business unit ROAE goals and determines non-financial goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers was 70% ROAE and 30% individual goals. The annual variable pay plan is designed such that if threshold non-financial and financial performance goals are achieved, the annual variable pay award would equal 20% of target awards; if target non-financial and financial performance goals are achieved, the award would equal 100% of target awards and if maximum non-financial and financial performance goals are achieved, the award would equal 200% of target awards. Beginning in fiscal 2016, all Named Executive Officers will have the following goal weightings under the Annual Variable Pay Plan: 60% CHS total company ROAE, 10 % MG&A/GP and 30% individual goals.

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

For fiscal 2015, CHS achieved an ROAE of 14.49%. Annual variable pay payments for fiscal 2015 for the Named Executive Officers are as follows:

Carl Casale	$2,502,188
Timothy Skidmore	$668,367
Jay Debertin	$915,217
Shirley Cunningham	$786,214
Lisa Zell	$620,060
John McEnroe	$286,820

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

Return On Adjusted Equity	Equates to Net Income for Fiscal 2015	Profit Sharing Award
14.0%	$826.1 Million	5%
12.0%	$720.9 Million	4%
10.0%	$615.8 Million	3%
9.0%	$563.2 Million	2%
8.0%	$510.6 Million	1%

In fiscal 2015 the maximum ROAE goal was reached.

Effective for fiscal 2016, the ROAE goals are:

Return On Adjusted Equity	Equates to Net Income for Fiscal 2016	Profit Sharing Award
14.0%	$930.6 Million	5%
12.0%	$820.8 Million	4%
10.0%	$711.0 Million	3%
9.0%	$656.1 Million	2%
8.0%	$601.2 Million	1%

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to align results with long-term performance goals, encourage our Named Executive Officers to maximize long-term shareholder value, and retain key executives.

Currently, our LTIP performance measures are based upon our ROAE. In fiscal 2015, we engaged Hay Group to study whether ROAE was the most appropriate performance measure for us to use for our LTIP, or whether there were additional or other performance metrics that would be more appropriate. Hay Group delivered its opinion to us in February that ROAE is an appropriate metric for our LTIP.

The LTIP consists of three-year performance periods to ensure consideration is made for long-term CHS sustainability with a new performance period beginning every year. The LTIP is based on CHS ROAE over three-year periods. The CHS Board of Directors approves the LTIP ROAE goals.

Award opportunities for the fiscal 2013-2015 LTIP are expressed as a percentage of a participant's average salary for the three-year performance period. CHS must meet a three-year period threshold level of ROAE for LTIP to trigger a payout. The threshold, target, maximum and superior performance maximum ROAE goals for the fiscal 2013-2015 performance period were 8%, 10%, 14% and 20%, respectively. Details for fiscal 2015 awards associated with the expanded plan are provided in the fiscal 2015 Grants of Plan-Based Awards table.

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

For the fiscal 2013-2015 performance period, CHS achieved a three year ROAE result of 19.7%. LTIP payments for the fiscal 2013-2015 plan for the Names Executive Officers are as follows:

Carl Casale	$4,741,381
Timothy Skidmore	$1,268,320
Jay Debertin	$1,736,753
Shirley Cunningham	$1,456,205
Lisa Zell	$1,158,709
John McEnroe	$1,302,146

Retirement Benefits:

We provide the following retirement and deferral programs to Named Executive Officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the "Pension Plan") is a tax qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a lump sum payment of the participant's account balance (or a monthly annuity if elected) for the Named Executive Officer's lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

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

Non-participants are automatically enrolled in the plan at 3% contribution rate and effective each January 1st, the participant's contribution will be automatically increased by 1%. This escalation will stop once the participant's contribution reaches 10%. The participant may elect to cancel or change these automatic deductions at any time.

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the Pension Plan and the 401(k) Plan, the CHS Inc. Supplemental Executive Retirement Plan (the “SERP”) and CHS Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our President and CEO to participate.

All Named Executive Officers are eligible to participate in the Deferred Compensation Plan.

Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits or company contributions under the Pension Plan and 401(k) Plan.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2015 of $26.6 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2015, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Skidmore, Mr. Debertin, Ms. Cunningham, and Mr. McEnroe participated in the elective portion of the Deferred Compensation Plan.

Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2015 of $117.0 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health & Welfare Benefits:

Like other CHS employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like non-executive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer's annual benefit elections and varies by individual.

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

Flexible Spending Accounts/Health Savings Accounts

Named Executive Officers may participate in our Flexible Spending Account (“FSA”) or Health Savings Account (“HSA”) on the same basis as other eligible full-time employees. The FSA and HSA provide Named Executive Officers an opportunity to pay for certain eligible medical expenses on a pretax basis. Contributions to the FSA and HSA are made by the Named Executive Officer.

Travel Assistance Program

Like other non-executive full-time CHS employees, each of the Named Executive Officers is covered by our travel assistance program. This broad-based program provides accidental death and dismemberment protection should a covered injury or death occur while on a CHS business trip.

Additional Benefits:

Certain benefits such as executive physical and limited financial planning assistance are available to the Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to CHS.

Agreements with Named Executive Officers

On November 6, 2013, our Board of Directors approved an employment and an amended and restated change in control agreement that superseded the employment and change in control agreements we entered into in November 2010 for Mr. Casale, our CEO. The agreements, which became effective as of January 1, 2014, are described more fully in the narrative to the tabular disclosure below. Under the agreement, in fiscal 2015 Mr. Casale had a base salary of $1,020,000 and the awards opportunities as set forth in the "2015 Grants of Plan-Based Awards" table.

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

Ms. Cunningham, our Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy, joined us in April 2013 and the terms of her employment included certain payments to Ms. Cunningham in respect of compensation earned from Ms. Cunningham’s former employer during past periods but forfeited in order to accept employment with CHS due to vesting requirements and other restrictions. Specifically, Ms. Cunningham was entitled to receive three payments on the following schedule: $160,000 in May 2013; $270,000 in May 2014; and $383,000 in May of 2015.

On April 6, 2015 Mr. Debertin, our Executive Vice President and Chief Operating Officer, Energy and Foods, was offered a Supplemental Project Milestone Incentive Plan (the “Supplemental Plan”) for which he is eligible to receive a cash award of up to $120,000 for each of the years ending August 31, 2015, 2016, 2017 and 2018, depending upon achievement of certain milestones with respect to new projects. For the year ending August 31, 2015, Mr. Debertin’s incentive concerned projects relating to his leadership of the potential construction of the Spiritwood nitrogen fertilizer production facility and to potential portfolio actions involving certain assets in our Processing & Foods Ingredients business.  Mr. Debertin achieved the milestones in fiscal 2015 for those projects and therefore earned the full $120,000 award.

On November 6, 2013, we entered into a succession planning letter agreement with Mr. McEnroe, our former Executive Vice President and Chief Operating Officer of Country Operations, under which he was eligible to receive an incentive equal to one year's base salary upon completion of an agreed upon succession plan, which included effective training and development of strong successors to his leadership team, an efficient and effective transition of his responsibilities at the time of his retirement to a successor candidate, and the successful performance of his duties and responsibilities through his retirement. We entered into this agreement with Mr. McEnroe as a succession management strategy, to ensure we would have strong leadership in place to assume Mr. McEnroe's responsibilities when needed. Mr. McEnroe retired on December 31, 2014, and the succession planning incentive was paid in full.

Shareholder Advisory Votes on Executive Compensation

We are not required to, and do not, conduct shareholder advisory votes on executive compensation under section 14A of the Securities Exchange Act of 1934.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) 1,2,3	Bonus ($) 4,5,6	Non-Equity Incentive Plan Compensation ($) 1,2,7,8,9	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) 2,10	All Other Compensation($) 2, 11-16	Total ($) 2
Carl Casale President and Chief Executive Officer	2015	1,010,000	—	7,243,499	486,832	294,525	9,034,856
	2014	960,600	—	7,087,167	462,823	274,987	8,785,577
	2013	893,033	833,333	4,443,917	322,777	261,396	6,754,456
Timothy Skidmore Executive Vice President and Chief Financial Officer	2015	472,770	55,163	1,936,687	145,857	115,754	2,726,231
	2014	459,000	415,163	1,921,500	48,012	96,867	2,940,542
	2013	17,308	—	—	—	—	17,308
Jay Debertin Executive Vice President and Chief Operating Officer, Energy and Foods	2015	647,380	—	2,771,970	339,322	129,767	3,888,439
	2014	628,524	—	2,614,467	514,096	132,524	3,889,611
	2013	610,233	—	1,708,653	222,526	120,186	2,661,598
Shirley Cunningham Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy	2015	576,300	383,000	2,242,420	159,060	106,827	3,467,607

Lisa Zell Executive Vice President, Business Solutions	2015	438,600	—	1,778,769	157,664	100,646	2,475,679

John McEnroe Former Executive Vice President and Chief Operating Officer, Country Operations	2015	277,308	—	2,206,966	249,883	130,610	2,864,767
	2014	612,000	—	2,468,667	332,338	132,379	3,545,384
	2013	566,667	—	1,448,000	212,735	118,769	2,346,171

_______________________________________

(1)
Amounts reflect the gross salary and non-equity incentive plan compensation, as applicable, and include any applicable deferrals. Mr. Casale deferred $2,254,500 in fiscal 2014; Mr. Skidmore deferred $241,947 in fiscal 2015 and $30,900 in fiscal 2014; Mr. Debertin deferred $883,906 in fiscal 2015, $84,625 in fiscal 2014 and $709,983 in fiscal 2013; Ms. Cunningham deferred $83,333 in fiscal 2015; and Mr. McEnroe deferred $169,712 in fiscal 2015, $309,600 in fiscal 2014 and $415,000 in fiscal 2013.

(2)	Information on Ms. Cunningham and Ms. Zell includes compensation beginning in fiscal 2015, the first year in which they became Named Executive Officers.

(3)	Salary for Mr. McEnroe includes base pay and accrued paid time off that was paid upon retirement.

(4)	Includes payment of $833,333 in fiscal 2013 to Mr. Casale, covering earned and forfeited compensation from previous employment.

(5)	Includes payment of $55,163 in fiscal 2015 and $415,163 in fiscal 2014 to Mr. Skidmore, covering earned and forfeited compensation from previous employment.

(6)	Includes payment of $383,000 in fiscal 2015 to Ms. Cunningham covering earned and forfeited compensation from previous employment.

(7)	Includes payment of $618,000 in fiscal 2015 to Mr. McEnroe for completion of succession planning incentive goals.

(8)	Amounts include annual variable pay awards and long-term incentive awards.

The actual annual variable pay award value was as follows in fiscal 2015, 2014 and 2013, respectively: Mr. Casale, $2,502,118, $2,475,000 and $2,245,500; Mr. Skidmore, $668,367 and $648,900 (Mr. Skidmore was not a Named Executive Officer in fiscal 2013); Mr. Debertin, $915,217, $888,560 and $862,680; Ms. Cunningham, $786,214 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014 or 2013); Ms. Zell, $620,060 (Ms. Zell was not a Named Executive Officer in fiscal 2014 or 2013); and Mr. McEnroe, $286,820, $865,200 and $840,000.

The actual long-term incentive award value was as follows in fiscal 2015, 2014 and 2013, respectively: Mr. Casale, $4,741,381, $4,612,167 and $2,189,417; Mr. Skidmore, $1,268,320 and $1,272,600 (Mr. Skidmore was not a Named Executive Officer in fiscal 2013); Mr. Debertin, $1,736,753, $1,725,907 and $845,973; Ms. Cunningham, $1,456,205 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014 or 2013); Ms. Zell, $1,158,709 (Ms. Zell was not a Named Executive Officer in fiscal 2014 or 2013); and Mr. McEnroe, $1,302,146, $1,603,467 and $608,000.

(9)	Includes payment of $120,000 in fiscal 2015 to Mr. Debertin under the Supplemental Plan.

(10)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officers' benefit under their retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2015, 2014 and 2013, respectively: Mr. Casale, $374,796, $450,992, and $284,305; Mr. Skidmore, $136,385, and $47,985 (Mr. Skidmore was not a Named Executive Officer in fiscal 2013); Mr. Debertin, $244,472, $502,230, and $97,255; Ms. Cunningham, $159,060 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014 or 2013); Ms. Zell, $149,912 (Ms. Zell was not a Named Executive Officer in fiscal 2014 or 2013); and Mr. McEnroe, $180,349, $324,746, and $159,033.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds was as follows in fiscal 2015, 2014 and 2013, respectively: Mr. Casale, $112,036, $11,831, and $48,472; Mr. Skidmore, $9,472, and $27 (Mr. Skidmore was not a Named Executive Officer in fiscal 2013); Mr. Debertin, $94,850, $11,866, and $125,271; Ms. Zell, $7,752 (Ms. Zell was not a Named Executive Officer in fiscal 2014 or 2013); and Mr. McEnroe, $69,534, $7,592, and $53,702.

(11)
Amounts may include CHS paid executive LTD, travel accident insurance, executive physical, CHS contributions during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel, event tickets and financial planning.

(12)	Includes fiscal 2015 executive LTD of $3,544 for all Named Executive Officers except Mr. McEnroe- $1,181.

(13)
Includes fiscal 2015 employer contributions to the CHS Inc. Deferred Compensation Plan: Mr. Casale- $280,225; Mr. Skidmore- $80,254; Mr. Debertin- $115,176; Ms. Cunningham- $92,177; Ms. Zell- $73,590; and Mr. McEnroe- $117,833.

(14)	Includes fiscal 2015 employer contribution to the CHS Inc. 401(k) Plan: Mr. Casale- $14,300; Mr. Skidmore- $13,154; Mr. Debertin- $14,592; Ms. Cunningham- $14,650; and Ms. Zell- $14,435.

(15)	Includes the following payment for Mr. Skidmore: fiscal 2015: $8,985 relocation expenses with a gross up value of $13,532.

(16)	Includes fiscal 2015 executive physicals for the following Named Executive Officers: Mr. Skidmore- $3,321; Ms. Zell- $8,238; and Mr. McEnroe- $10,289.

Agreements with Named Executive Officers

We have entered into a three-year employment and a one-year change in control agreement with Mr. Casale, our CEO, each effective January 1, 2014. These agreements replaced employment and change in control agreements that we had previously entered into with Mr. Casale in November 2010. Copies of the current agreements were previously filed as Exhibits 10.1 and 10.2 to our Annual Report on Form 10-K for the year ended August 31, 2013. The employment agreement with Mr. Casale was entered into to clearly define the obligations of the parties with respect to employment matters as well as compensation and benefits provided to Mr. Casale upon termination of employment. Mr. Casale's change in control agreement was designed to help retain Mr. Casale, recognizing that change in control protections are commonly provided at comparable companies with which CHS competes for executive talent. Because of our cooperative ownership structure, CHS is in a position where a change of control is unlikely. However, we believe that this arrangement provides financial security to Mr. Casale and enhances his impartiality and objectivity in the case of a change in control in which he could potentially lose his position. The change in control agreement is renewed on an annual basis unless written notice is provided of the intent not to renew the agreement for an additional one-year term.

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

Ms. Cunningham, our Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy, joined us in April 2013. The severance payments to which Ms. Cunningham will be entitled if we terminate her employment without cause or if she terminates her employment for "good reason" are described below under the heading "Post Employment". Other details of Ms. Cunningham's employment arrangement with us are described in the Compensation Discussion and Analysis above.

During fiscal 2015, Mr. Debertin, our Executive Vice President and Chief Operating Officer, Energy and Foods, was offered a Supplemental Project Milestone Incentive Plan, as described in the earlier Agreements with Named Executive Officers section of the Compensation Discussion and Analysis.

We entered into an agreement with Mr. McEnroe, our former Executive Vice President and Chief Operating Officer of Country Operations, under which he would be eligible to receive an incentive equal to one year's base salary upon completion of an agreed upon succession plan, which included the effective training and development of strong successors to his leadership team, an efficient and effective transition of his responsibilities at the time of his retirement to a successor candidate, and the successful performance of his duties and responsibilities through his retirement. Mr. McEnroe retired on December 31, 2014, and the incentive was paid in full.

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

Fiscal 2015 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2015 for our CEO and the other Named Executive Officers as a group, excluding Mr. McEnroe because he did not have a full year of service in fiscal 2015 due to his retirement.

2015 Grants of Plan-Based Awards

Estimated Future Payouts Under
Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Carl Casale	9-1-14(1)	255,000	1,275,000	2,550,000
	9-1-14(2)	255,000	1,275,000	5,100,000
Timothy Skidmore	9-1-14(1)	66,837	334,184	668,367
	9-1-14(2)	66,837	334,184	1,336,734
Jay Debertin	9-1-14(1)	91,522	457,609	915,218
	9-1-14(2)	91,522	457,609	1,830,436
	4-6-15(3)	—	—	120,000
Shirley Cunningham	9-1-14(1)	81,473	407,365	814,730
	9-1-14(2)	81,473	407,365	1,629,460
Lisa Zell	9-1-14(1)	62,006	310,030	620,060
	9-1-14(2)	62,006	310,030	1,240,120
John McEnroe (4)	9-1-14(1)	28,840	144,200	288,400
	9-1-14(2)	67,293	336,467	1,345,867
_______________________________________

(1)
Represents range of possible awards under our fiscal 2015 Annual Variable Pay Plan. The actual amount of the award earned for fiscal 2015 is included in the “Non-Equity Incentive Plan Compensation” column of our Summary Compensation Table. The Annual Variable Pay Plan is described under “Compensation Discussion and Analysis-Annual Variable Pay.”

(2)
Represents range of possible awards under our Long-Term Incentive Plan for the fiscal 2015-2017 performance period. Goals are based on achieving a three-year ROAE of 8% threshold, 10% target and 14% maximum plus a potential award for superior 20% ROAE performance. Values displayed in the maximum column reflect 20% superior ROAE performance award potential. The 14% maximum performance award values are not listed in this table. Awards are earned over a three-year period and vest over an additional 28-month period. The Long-Term Incentive Plan is described under “Compensation Discussion and Analysis - Long-Term Incentive Plans."

(3)
Represents maximum fiscal 2015 annual award opportunity for Mr. Debertin's Supplemental Plan. The Supplemental Plan is described under "Compensation Discussion and Analysis-Agreements with Named Executive Officers".

(4)
Amounts for Mr. McEnroe represent award potential prorated to his December 31, 2014 retirement date. His Annual Variable Pay and Long-Term Incentive Awards for fiscal 2015 are reflected in the Summary Compensation Table, All Other Compensation column.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under Compensation, Discussion and Analysis.

2015 Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Carl Casale	CHS Inc. Pension Plan	4.6667	88,807	—
	SERP	4.6667	1,412,565	—
Timothy Skidmore	CHS Inc. Pension Plan	2.0000	51,910	—
	SERP	2.0000	132,460	—
Jay Debertin(1)	CHS Inc. Pension Plan	31.2500	769,040	—
	SERP	31.2500	2,008,332	—
Shirley Cunningham	CHS Inc. Pension Plan	2.3333	51,780	—
	SERP	2.3333	217,081	—
Lisa Zell	CHS Inc. Pension Plan	16.6667	294,375	—
	SERP	16.6667	363,226	—
John McEnroe(1)	CHS Inc. Pension Plan	35.9166	758,904	—
	SERP	35.9166	1,026,232	1,026,232
_______________________________________

(1)	Mr. Debertin is eligible for early retirement in both the CHS Inc. Pension Plan and the SERP. Mr. McEnroe was eligible for retirement under both plans at the time of his retirement.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and SERP.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see “Compensation Discussion and Analysis.”

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the year ended August 31, 2015.

•	Discount rate of 4.20%

•	RP 2014 Mortality Table with a fully generational projection reflecting scale MP 2014

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

All Named Executive Officers' retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and SERP, as described under “Compensation Discussion and Analysis”.

2015 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($) 1	Registrant Contributions in Last Fiscal Year ($) 2	Aggregate Earnings in Last Fiscal Year ($) 3	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) 2,4
Carl Casale	—	4,885,807	488,954	2,346,439	12,994,024
Timothy Skidmore	241,947	1,349,196	18,055	—	1,648,790
Jay Debertin	883,906	1,838,575	351,991	—	12,215,119
Shirley Cunningham	83,333	1,503,484	(78,774)	—	1,840,343
Lisa Zell	—	1,206,363	(32,462)	—	2,280,051
John McEnroe	169,712	1,720,235	300,260	865,582	7,551,927
____________________________________

(1)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(2)
Contributions are made by CHS into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2015 based on fiscal 2014 results. These results are also included in amounts reported in the fiscal 2015 Summary Compensation Table: Mr. Casale, $280,225; Mr. Skidmore, $80,254; Mr. Debertin, $115,176; Ms. Cunningham, $92,177; Ms. Zell, $73,590; and Mr. McEnroe, $117,833.

(3)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in 2015 that are also reflected in the Summary Compensation Table: Mr. Casale, $112,036; Mr. Skidmore, $9,472; Mr. Debertin, $94,850; Ms. Zell, $7,752; and Mr. McEnroe, $69,534.

(4)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive's career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the plan are determined based on the investment election made by the Named Executive Officer from five market based notional investments with a varying level of risk selected by CHS, and a fixed rate fund. The notional investment returns for the fiscal year were as follows: Vanguard Prime Money Market, 0.01% ; Vanguard Life Strategy income, 0.00%; Vanguard Life Strategy Conservative Growth, -0.44%; Vanguard Life Strategy Moderate Growth, -1.91%; Vanguard Life Strategy Growth, -3.07%; and the Fixed Rate was 4.00%.

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

For a discussion of the material terms and conditions of the Deferred Compensation Plan, see "Compensation Discussion and Analysis."

Post Employment

The CEO is covered by an employment agreement that provides for severance in the event his employment is terminated by us without "cause" or by him with “good reason.” Severance consists of two times base pay, two times target annual variable pay, a prorated portion of his unpaid annual variable award for the fiscal year in which the termination occurred, and two years of health and welfare benefits substantially similar to those he was receiving prior to termination. Mr. Casale's agreement contains two year non-solicitation and non-compete provisions. Payments for Mr. Casale would be made in three equal installments over a two-year period.

Mr. Skidmore's term sheet provides for severance in the event his employment is terminated by us without cause, or by him with “good reason”, in the amount of one year of base pay and prorated annual variable pay.

Ms. Cunningham's term sheet provides for severance in the event her employment is terminated by us without cause, or by her with “good reason”, in the amount of one year of base pay and prorated annual variable pay.

All other Named Executive Officers are covered by a broad-based employee severance program which provides a lump sum payment of two weeks of pay per year of service with a 12 month cap.

In accordance with their years of service and current base pay levels, the Named Executive Officers' severance pay would have been as follows had they been terminated by us without cause or terminated their employment for good reason as of the last business day of fiscal 2015:

Carl Casale (1)(2)	$5,917,656
Timothy Skidmore (3)	$811,589
Jay Debertin	$653,727
Shirley Cunningham (3)	$989,315
Lisa Zell	$272,554
John McEnroe (4)	$—
_______________________________________

(1)	Mr. Casale's post employment value includes the value of health and welfare insurance based on current monthly rates.

(2)
Mr. Casale's post employment value for the prorated portion of his unpaid annual variable pay award for the fiscal year in which the termination occurred assumes an annual variable pay award at target performance for the entire fiscal year.

(3)	Mr. Skidmore's and Ms. Cunningham's post employment value assumes an annual variable pay award at target performance for the entire fiscal year.

(4)	Mr. McEnroe retired December 31, 2014 and received no severance. However, in connection with his retirement Mr. McEnroe received a $618,000 award for achieving succession planning goals.

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

Mr. Casale is also covered by a change in control agreement under which a “qualifying termination” entitles Mr. Casale to a lump sum severance payment equal to 2.5 times the sum of Mr. Casale's base salary and target annual incentive compensation award to be paid on the 60th day after a qualifying termination, welfare benefit continuation for a period of 30 months and outplacement fees not to exceed $30,000. In accordance with this agreement and his current base salary, Mr. Casale would have received the following payment had there been a "qualifying termination" of his employment on the last business day of fiscal 2015.

Mr. Casale (1)	$5,833,320
_______________________________________

(1)	This number includes the value of health insurance based on current monthly rates.

Director Compensation

Overview

The Board of Directors met formally eight times during the year ended August 31, 2015. Through August 31, 2015, each director was provided annual compensation of $69,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, the First Vice Chairman, and the Secretary-Treasurer receiving additional annual compensation of $3,600 and all board committee chairs receiving additional annual compensation of $6,000. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board is exempt from this limit.

Further, in an effort to align the interests of the board and management, directors are eligible to participate in the deferred compensation plan. Other than direct contributions, company contributions are made based on ROAE to align the interests of directors, management and member-owners. The ROAE performance goals of 8% to 20% are the same as described in the Executive Long-Term Incentive Plan, resulting in deferred compensation plan credits ranging from $5,000 to $100,000 as detailed on the following pages.

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

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2015 of $8.3 million. The Board of Directors' intent is to fully fund benefits through the rabbi trust.

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

CHS Inc. Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. The deferral election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2015, the following directors deferred board fees pursuant to the Deferred Compensation Plan: Mr. Hasnedl, Mr. Johnsrud, Mr. Knecht, Mr. Malesich, and Mr. Riegel.

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

The fiscal 2015 credit to each director’s Retirement Plan Account was determined based on the ROAE for fiscal years 2013, 2014, and 2015 and is reflected in the Director Compensation Table.

During fiscal 2013 the Executive Committee of the CHS Board of Directors utilized a third party consultant, Towers Watson, to conduct an assessment of the Board of Directors’ compensation program. The committee reviewed the market data and concluded that the then current compensation programs were not aligned with the market. Based on the findings and an effort to align the Executive and Board of Director strategic goals and outcomes, the committee recommended and the CHS Board of Directors approved expansion of the three year cumulative ROAE performance goals which provided additional contributions to each Director’s retirement plan account under the Deferred Compensation Plan for above market performance between 14% and 20% ROAE, beginning in fiscal 2014 (based on the fiscal 2012-2014 performance period). These goals and associated contribution levels align with CHS Long-Term Incentive Plan goals and related awards for superior performance in that the award for superior performance is four times the target award opportunity in both programs.

Amounts credited and defined performance goals for the fiscal 2013-2015 measurement period are defined below:

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

2015 Director Compensation

Name 1	Fees Earned or Paid in Cash ($) 1,2	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) 3	All Other Compensation ($) 4,5	Total ($)
Donald Anthony	103,000	4,581	111,412	218,993
Robert Bass	86,250	13,597	111,412	211,259
David Bielenberg	107,500	4,246	111,412	223,158
Clinton Blew	94,000	948	121,828	216,776
Dennis Carlson (6)	96,850	8,159	114,620	219,629
Curt Eischens	91,500	7,585	111,412	210,497
Jon Erickson	88,750	465	114,620	203,835
Steven Fritel	108,000	17,653	111,412	237,065
Jerry Hasnedl (6)	28,500	88,825	19,252	136,577
Alan Holm	92,000	—	115,684	207,684
David Johnsrud	97,000	352	111,412	208,764
David Kayser	90,500	11,140	121,828	223,468
Randy Knecht	83,750	6,364	111,412	201,526
Greg Kruger	84,500	7,019	116,752	208,271
Edward Malesich	89,000	1,272	111,412	201,684
Perry Meyer	73,500	—	74,368	147,868
Steve Riegel	90,500	2,850	111,412	204,762
Daniel Schurr	94,475	5,814	121,828	222,117
_______________________________________

(1)	Mr. Meyer was elected to the Board effective December 5, 2014. Mr. Hasnedl retired from the Board effective December 5, 2014.

(2)
Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Hasnedl, $4,000; Mr. Johnsrud, $18,000; Mr. Knecht, $15,000; Mr. Malesich $24,000; and Mr. Riegel, $6,000.

(3)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity - see above), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011 as stated above.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during the fiscal year: $1,723 for Mr. Bass; $237 for Mr. Bielenberg; $1,753 for Mr. Anthony, Mr. Carlson, Mr. Eischens, Mr. Kayser, and Mr. Kruger; $465 for Mr. Erickson; $39 for Mr. Fritel; $360 for Mr. Hasnedl; $561 for Mr. Knecht; $1,272 for Mr. Malesich; $832 for Mr. Riegel; $988 for Mr. Schurr; $948 for Mr. Blew; and $352 for Mr. Johnsrud.

(4)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums which are due to the number of dependents covered.

Health care premiums paid for directors include: $17,624 for Mr. Holm; $13,352 for Mr. Anthony, Mr. Bass, Mr. Bielenberg, Mr. Eischens, Mr. Fritel, Mr. Johnsrud, Mr. Knecht, Mr. Malesich, and Mr. Riegel; $16,560 for Mr. Carlson, and Mr. Erickson; $23,768 for Mr. Blew, Mr. Kayser, and Mr. Schurr; $10,816 for Mr. Hasnedl; $18,692 for Mr. Kruger; and $8,968 for Mr. Perry.

(5)	All other compensation includes fiscal 2015 Director Retirement Plan Deferred Compensation Plan contributions: $65,167 for Mr. Perry; $8,333 for Mr. Hasnedl; and $97,750 for all other Board Members.

(6)
Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors that were first elected on or prior to August 31, 2011 will receive a monthly annuity upon retirement. The director retirement plan benefit was frozen as of August 31, 2011. Accordingly, directors who are first elected after that date are not eligible for benefits under such plan.

Compensation Committee Interlocks and Insider Participation

The Board of Directors does not have a compensation committee. The Governance Committee recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our CEO. The CEO decides base compensation levels for the other Named Executive Officers with input from a third party consultant if necessary, and recommends for Board of Directors approval the annual and long-term incentive levels for the other Named Executive Officers

For fiscal 2015, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on our Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) or Board of Directors. None of the directors are, or have been, officers or employees of CHS.
See Item 13 for directors including Mr. Johnsrud who was a party to related person transactions.
Compensation Committee Report

The Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Steve Fritel, Chairman
Bob Bass
Dave Johnsrud
Steve Riegel

Compensation Risk Analysis

Our compensation policies and practices were reviewed by the appropriate corporate personnel in light of the requirements of Item 402(s) of Regulation S-K. A comprehensive risk assessment of our base and variable compensation programs was also conducted in fiscal 2010, and we continue ongoing reviews for risk. This assessment included a thorough review of all of our significant compensation components including base pay, annual variable pay, long-term incentive pay, and profit sharing. This review confirmed that our executive compensation program establishes an appropriate set of rewards for achieving our strategic, business and financial objectives without encouraging inappropriate risk-taking. Specifically, all of our incentive plans, including our long-term incentive plan, our annual variable pay plan and our profit sharing plan have established maximum levels of performance and payouts. In fiscal 2014, the LTIP design was modified with the ROAE superior performance maximum award payout moving from two times target award to four times target award, based on achievement of 20% ROAE superior performance. Therefore, the previous risk assessment remains adequate in ensuring all risks remain mitigated. All plans are performance based and in total are designed in such a manner as to limit unnecessary risk to CHS. As a result of our review and analysis, we have concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on CHS.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of our equity securities by each member of our Board of Directors, each of our named executive officers and all members of our Board of Directors and executive officers as a group as of September 15, 2015 is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Bielenberg	9,130	*	—	*
Donald Anthony	1,135	*	2,275	*
Robert Bass	120	*	—	*
Clinton J. Blew	—	*	—	*
Dennis Carlson (3)	60	*	—	*
Curt Eischens	120	*	107	*
Jon Erickson	300	*	—	*
Steve Fritel	880	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
David Kayser	—	*	630	*
Randy Knecht (3)	863	*	—	*
Gregory Kruger	—	*	—	*
Edward Malesich	—	*	—	*
Perry Meyer	120	*	—	*
Steve Riegel (3)	245	*	48	*
Daniel Schurr	—	*	—	*
Named Executive Officers:
Carl M. Casale (4)	—	*	7,114	*
Jay Debertin (3)	1,200	*	—	*
Timothy Skidmore	—	*	200	*
All other executive officers	700	*	—	*
Directors and executive officers as a group	14,873	*	12,024	*
_______________________________________

(1)	As of September 15, 2015, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)
As of September 15, 2015, there were 75,271,363 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 18,071,363, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

(3)	Includes shares held by spouse, children and Individual Retirement Accounts ("IRA").

(4)
Represents 7,114 shares of Class B Series 3 Cumulative Redeemable Preferred Stock held by the One At a Time Foundation, a nonprofit organization at which Mr. Casale serves as Vice President and a Director and at which Mr. Casale's spouse serves as President and a Director. Mr. Casale disclaims beneficial ownership of all such shares.

*	Less than 1%

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person or group who is a beneficial owner of more than 5% of any class or series of our preferred stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2015, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 are shown below.

Name	Transactions with CHS	Patronage Dividends
Donald Anthony	$365,929	$1,197
Dennis Carlson	284,883	11,248
Curt Eischens	338,004	1,819
Jon Erickson	446,511	7,278
David Johnsrud	2,258,828	43,673
David Kayser	1,159,516	26,927

Review, Approval or Ratification of Related Party Transaction

Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms as described above.

Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the Securities and Exchange Commission. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the Audit Committee of the Board of Directors. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officer or director or their family members have an interest. We also review our business records to identify potentially qualifying transactions between a related person and us. In addition, we have a written policy in regard to related persons, included in our Corporate Compliance Code of Ethics that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department.

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

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ:

Donald Anthony	Jon Erickson	Greg Kruger
Robert Bass	Steve Fritel	Edward Malesich
David Bielenberg	Alan Holm	Perry Meyer
Clinton J. Blew	David Kayser	Steve Riegel
Dennis Carlson	Randy Knecht	Daniel Schurr

Further, although we do not need to rely upon an exemption for the Board of Directors as a whole, we are exempt pursuant to the NASDAQ rules from the NASDAQ director independence requirements as they relate to the makeup of the

Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The NASDAQ exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent. All of the members of our Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) are independent other than David Johnsrud.

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

Board of Directors Role in Risk Oversight

It is senior management’s responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly developed and documented a Risk Identification and Assessment analysis for CHS, which covers eight broad categories of risk exposure. Each significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate to identify and evaluate key risks across the organization. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. From this evaluation process, the top enterprise level risks are identified and prioritized for each risk treatment strategy development project that may be under taken. We continue to develop a formal Enterprise Risk Management program intended to support integration of the risk assessment discipline and controls into major decision making and business processes. The Corporate Risk Committee is involved in developing and approving the Enterprise Risk Management framework, and is responsible for evaluating its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Audit Fees (1)	$3,425	$3,672
Audit-related Fees (2)	958	1,341
Tax Fees (3)	27	25
All Other Fees (4)	1	31
Total	$4,411	$5,069
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits, due diligence on acquisitions and internal control and system audit procedures.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

(4)	Includes fees related to other professional services performed for international entities.

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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses *	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2015	$103,639	$8,132	$(5,326)	$106,445
2014	94,589	9,313	(263)	103,639
2013	111,785	(13,130)	(4,066)	94,589

Valuation Allowance for Deferred Tax Assets
2015	$111,509	$21,884	$(35,370)	$98,023
2014	79,623	40,095	(8,209)	111,509
2013	56,659	27,046	(4,082)	79,623

*net of reserve adjustments

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Members and Patrons of CHS Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 23, 2015 appearing on page F-1 in this Annual Report on Form 10-K of CHS Inc. and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 23, 2015

EXHIBIT INDEX

(a)(3) EXHIBITS

2.1	Amended and Restated Limited Liability Company Agreement dated as of August 11, 2015 between CHS Inc. and CF Industries Sales, LLC. (*)(**)(***)
3.1	Articles of Incorporation of CHS Inc., as amended. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).
3.2	Bylaws of CHS Inc. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-156255), filed December 17, 2008).
3.2A	Amended Article III, Section 3(b) of Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed May 5, 2010).
3.2B	Amendment to the Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2010).
4.1
Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-101916), filed January 14, 2003).

4.2
Form of Certificate Representing 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), filed January 23, 2003).

4.3
Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-2 (File No. 333-101916), filed January 23, 2003).

4.4
Unanimous Written Consent Resolution of the Board of Directors Amending the Amended and Restated Resolution Creating a Series of Preferred Equity to be Designated 8% Cumulative Redeemable Preferred Stock to change the record date for dividends. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2003, filed July 2, 2003).

4.5	Resolution Amending the Terms of the 8% Cumulative Redeemable Preferred Stock to Provide for Call Protection. (Incorporated by reference to our Current Report on Form 8-K, filed on July 19, 2013.)
4.6	Resolution Creating Class B Cumulative Redeemable Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-190019), filed September 13, 2013).
4.7
Unanimous Written Consent Resolution of the Board of Directors of CHS Inc. Relating to the Terms of the Class B Cumulative Redeemable Preferred Stock, Series 1. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079), filed September 20, 2013).

4.8
Form of Certificate Representing Class B Cumulative Redeemable Preferred Stock, Series 1. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-190019) filed September 13, 2013).

4.9
Unanimous Written Consent Resolution of the Board of Directors Relating to the Terms of the Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079), filed March 5, 2014).

4.10
Form of Certificate Representing Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2. (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-193891), filed February 26, 2014).

4.11
Unanimous Written Consent Resolution of the Board of Directors Relating to the Terms of the Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079), filed September 10, 2014).

4.12
Form of Certificate Representing Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079), filed September 10, 2014).

4.13
Unanimous Written Consent Resolution of the Board of Directors Relating to the Terms of the Class B Cumulative Redeemable Preferred Stock, Series 4. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079), filed January 14, 2015).

4.14
Form of Certificate Representing Class B Cumulative Redeemable Preferred Stock, Series 4. (Incorporated by reference to our Registration Statement on Form 8-A (File No. 001-36079), filed January 14, 2015).

10.1
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

10.3	CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013). (+)
10.4	CHS Inc. 2015 Annual Variable Pay Plan (*)(+)
10.5	CHS Inc. Long-Term Incentive Plan XIII (2013-2015). (*)(+)
10.6	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.7A	Amendment No. 1 to the Nonemployee Director Retirement Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.7B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.8	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.9
$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).

10.9A
First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the Notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).

10.10	Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.10A
Amendment No. 1 to Note Purchase Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015)

10.10B
Amendment No. 2 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.11
Amended and Restated Credit Agreement dated as of January 31, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2011, filed April 8, 2011).

10.11A
Amendment No. 1 Amended and Restated Credit Agreement dated as of December 16, 2011, by and among National Cooperative Refinery Association, various lenders and CoBank, ACB. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.12
Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10.12A
Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007, filed April 9, 2007).

10.12B
Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008 (Incorporated by reference to our Current Report on Form 8-K filed February 11, 2008).

10.12C
Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011).

10.12D	Amendment No. 4 to Note Purchase and Private Shelf Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (*)
10.12E	Amendment No. 5 to Note Purchase and Private Shelf Agreement dated as of December 21, 2012, between CHS Inc. and the purchasers of notes party thereto. (*)
10.12F
Amendment No. 6 to Note Purchase and Private Shelf Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.13	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K filed September 22, 2004).
10.14	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.15	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.16
New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.17
Loan Agreement (Term Loan) between CHS Inc. and European Bank for Reconstruction and Development, dated January 5, 2011 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.18
Revolving Loan Agreement between CHS Inc. and European Bank for Reconstruction and Development, dated November 30, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.19
City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.20
Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.21
Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.22
Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006 (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.23
Commercial Paper Placement Agreement by and between CHS Inc. and M&I Marshall & Ilsley Bank dated October 30, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.24
Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006 (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.25	Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007 (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.25A
Amendment No. 2 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.26
Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2007, filed November 20, 2007).

10.27
$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10.27A
First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008 (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.27B
Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010 (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.27C
Fifth Amendment and Waiver, dated as of September 4, 2015, to that certain Credit Agreement (10-Year Term Loan), dated as of December 12, 2007, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.28
Series 2008-A Supplement dated as of November 21, 2008 (to Base Indenture dated as of August 10, 2005) between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.29
Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.29A
Amendment No. 1 to Amended and Restated Base Indenture, dated as of December 23, 2010, between Cofina Funding, LLC, as Issuer, and U.S. Bank National Association, as Trustee. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2012, filed April 11, 2012).

10.30
Series 2010-A Supplement, dated as of December 23, 2010, by and among Cofina Funding, LLC, as Issuer, and U.S. National Bank Association, as Trustee, to the Base Indenture, dated as of December 23, 2010, between the Issuer and the Trustee (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.31
Lockbox Agreement dated August 10, 2005 between Cofina Financial, LLC and M&I Marshall & Ilsley Bank (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.32
Purchase and Sale Agreement dated as of August 10, 2005 between Cofina Funding, LLC, as Purchaser and Cofina Financial, LLC, as Seller (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.33
Custodian Agreement dated August 10, 2005 between Cofina Funding, LLC, as Issuer, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Custodian (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.34
Servicing Agreement dated as of August 10, 2005 among Cofina Funding, LLC, as Issuer, Cofina Financial, LLC, as Servicer, and U.S. Bank National Association, as Trustee (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2008, filed January 13, 2009).

10.35	Series 2008-A Cofina Variable Funding Asset-Backed Note No. 4 (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).
10.36
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.36A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.37
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

10.38B
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

10.39C
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

10.40
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

10.40A
Amendment No. 1 to Note Purchase Agreement (Series 2008-A) dated February 25, 2009, by and among Cofina Funding, LLC as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed March 2, 2009).

10.40B
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

10.40C
Amendment No. 3 to Note Purchase Agreement (Series 2008-A) dated as of November 12, 2010, by and among Cofina Funding, LLC, as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed November 17, 2010).

10.40D
Amendment No. 4 to Note Purchase Agreement (Series 2008-A) dated as of December 23, 2010, by and among Cofina Funding, LLC, as the Issuer, Victory Receivables Corporation, as the Conduit Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Funding Agent and as a Committed Purchaser (Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2010).

10.40E
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

10.40F
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

10.41
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and GROWMARK, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.42
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and MFA Oil company. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.43
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.44	Note Purchase Agreement between CHS Inc. and certain accredited investors ($500,000,000) dated as of June 9, 2011 (Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).
10.44A
Amendment No. 1 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.45
Joint venture agreement among CHS Inc., Cargill, Incorporated, and ConAgra Foods, Inc., dated March 4, 2013. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013).

10.45A	Amendment No. 1 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated April 30, 2013. (*)
10.45B	Amendment No. 2 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 31, 2013. (*)
10.45C	Amendment No. 3 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated July 24, 2013. (*)
10.45D
Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.45E
Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

10.46	Resolutions Amending the Long-Term Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K, filed September 3, 2013). (+)
10.47
Pre-Export Credit Agreement dated as of September 24, 2013 between CHS Agronegocio Industria e Comercio Ltda., as borrower, CHS Inc., as guarantor, and Credit Agricole Corporate and Investment Bank (Credit Agricole), as administrative agent, Credit Agricole and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, and the other syndication parties thereto from time to time. (Incorporated by reference to our Current Report on Form 8-K, filed October 4, 2013).

10.47A
First Amendment to Pre-Export Credit Agreement dated as of October 9, 2015, among CHS Agronegocio Industria e Comercio Ltda., as borrower, CHS Inc., as guarantor, Credit Agricole Corporate and Investment Bank, as administrative agent, and the lenders party thereto. (*)

10.48	Supply Agreement dated as of August 11, 2015 between CHS Inc. and CF Industries Nitrogen LLC. (*) (***)
10.49
2015 Amended and Restated Credit Agreement (5-Year Revolving Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, Wells Fargo Bank, National Association, as syndication agent, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.50
2015 Credit Agreement (10-Year Term Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.51	Supplemental Project Milestone Incentive Plan (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2015, filed April 8, 2015). (+)
21.1	Subsidiaries of the Registrant.(*)
23.1	Consent of Independent Registered Public Accounting Firm.(*)
24.1	Power of Attorney.(*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101
The following financial information from CHS Inc.’s Annual Report on Form 10-K for the year ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Changes in Equity and (vii) the Notes to the Consolidated Financial Statements. (*)

_______________________________________
(*)    Filed herewith

(**)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CHS hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(***)	Portions of Exhibits 2.1 and 10.48 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(+)    Indicates management contract or compensation plan or agreement

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) above are being filed herewith.

(c) SCHEDULES

None.

SUPPLEMENTAL INFORMATION

As a cooperative, we do not utilize proxy statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2015.

CHS INC.

By:	/s/ Carl M. Casale
Carl M. Casale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2015:

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
Perry Meyer

*	Director
David Johnsrud

*	Director
Steve Riegel

*	Director
Dan Schurr

*By	/s/ Carl M. Casale
Carl M. Casale Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in equities, and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 23, 2015

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$953,813	$2,133,207
Receivables	2,818,110	2,988,563
Inventories	2,652,344	2,760,253
Derivative assets	513,441	603,933
Margin deposits	273,118	301,045
Supplier advance payments	391,504	331,345
Other current assets	406,479	279,304
Total current assets	8,008,809	9,397,650
Investments	1,002,092	923,227
Property, plant and equipment	5,192,927	4,180,148
Other assets	1,024,484	795,079
Total assets	$15,228,312	$15,296,104
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,165,378	$1,159,473
Current portion of long-term debt	170,309	201,965
Current portion of mandatorily redeemable noncontrolling interest	152,607	65,981
Customer margin deposits and credit balances	188,149	265,556
Customer advance payments	398,341	602,374
Checks and drafts outstanding	123,208	167,846
Accounts payable	1,690,094	2,208,211
Derivative liabilities	470,769	599,990
Accrued expenses	513,578	547,781
Dividends and equities payable	384,427	409,961
Total current liabilities	5,256,860	6,229,138
Long-term debt	1,260,808	1,403,660
Mandatorily redeemable noncontrolling interest	—	148,756
Long-term deferred tax liabilities	580,835	566,647
Other liabilities	460,398	481,059
Commitments and contingencies (Note 14)
Equities:
Preferred stock	2,167,540	1,190,177
Equity certificates	4,099,882	3,816,428
Accumulated other comprehensive loss	(214,207)	(156,757)
Capital reserves	1,604,670	1,598,660
Total CHS Inc. equities	7,657,885	6,448,508
Noncontrolling interests	11,526	18,336
Total equities	7,669,411	6,466,844
Total liabilities and equities	$15,228,312	$15,296,104

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2015	2014	2013
	(Dollars in thousands)
Revenues	$34,582,442	$42,664,033	$44,479,857
Cost of goods sold	33,091,676	41,011,487	42,701,073
Gross profit	1,490,766	1,652,546	1,778,784
Marketing, general and administrative	775,354	602,598	553,623
Operating earnings	715,412	1,049,948	1,225,161
(Gain) loss on investments	(5,239)	(114,162)	(182)
Interest expense, net	60,333	140,253	236,699
Equity (income) loss from investments	(107,850)	(107,446)	(97,350)
Income before income taxes	768,168	1,131,303	1,085,994
Income taxes	(12,165)	48,296	89,666
Net income	780,333	1,083,007	996,328
Net income (loss) attributable to noncontrolling interests	(712)	1,572	3,942
Net income attributable to CHS Inc.	$781,045	$1,081,435	$992,386

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended August 31
	2015	2014	2013
	(Dollars in thousands)
Net income	$780,333	$1,083,007	$996,328
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $(12,726), $8,410 and $41,007 in 2015, 2014 and 2013, respectively	(19,877)	13,759	63,116
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $(154), $1,251 and $603 in 2015, 2014 and 2013, respectively	(242)	2,028	979
Cash flow hedges, net of tax expense (benefit) of $(1,607), $(8,883) and $9,551 in 2015, 2014 and 2013, respectively	(2,602)	(14,407)	15,491
Foreign currency translation adjustment	(34,729)	(1,270)	(3,866)
Other comprehensive income (loss), net of tax	(57,450)	110	75,720
Comprehensive income	722,883	1,083,117	1,072,048
Less: comprehensive income attributable to noncontrolling interests	(712)	1,572	3,942
Comprehensive income attributable to CHS Inc.	$723,595	$1,081,545	$1,068,106

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	For the Years Ended August 31, 2015, 2014 and 2013
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2012	$3,084,335	$23,746	$1,535	$319,368	$(232,587)	$1,258,944	$17,982	$4,473,323
Reversal of prior year patronage and redemption estimates	(395,144)					969,862		574,718
Distribution of 2012 patronage refunds	595,022					(975,969)		(380,947)
Redemptions of equities	(193,142)	(232)	(39)					(193,413)
Equities issued	14,845		3,366					18,211
Preferred stock dividends						(24,544)		(24,544)
Other, net	(1,241)	(29)				1,068	(385)	(587)
Net income						992,386	3,942	996,328
Other comprehensive income (loss), net of tax					75,720			75,720
Estimated 2013 patronage refunds	427,155		129,462			(841,386)		(284,769)
Estimated 2013 equity redemptions	(101,293)							(101,293)
Balances, August 31, 2013	3,430,537	23,485	134,324	319,368	(156,867)	1,380,361	21,539	5,152,747
Reversal of prior year patronage and redemption estimates	(325,862)		(129,462)			841,386		386,062
Distribution of 2013 patronage refunds	422,670		131,661			(841,120)		(286,789)
Redemptions of equities	(99,204)	(229)	(176)					(99,609)
Equities issued	14,278			670,809				685,087
Capital equity certificates exchanged for preferred stock	(200,000)			200,000				—
Preferred stock dividends						(61,658)		(61,658)
Other, net	(1,034)		(227)			8,897	(4,775)	2,861
Net income						1,081,435	1,572	1,083,007
Other comprehensive income (loss), net of tax					110			110
Estimated 2014 patronage refunds	397,237		148,579			(810,641)		(264,825)
Estimated 2014 equity redemptions	(130,149)							(130,149)
Balances, August 31, 2014	3,508,473	23,256	284,699	1,190,177	(156,757)	1,598,660	18,336	6,466,844
Reversal of prior year patronage and redemption estimates	(267,088)		(148,579)			810,641		394,974
Distribution of 2014 patronage refunds	402,560		147,710			(821,496)		(271,226)
Redemptions of equities	(127,707)	(199)	(1,021)			20		(128,907)
Equities issued	12,365			977,363				989,728
Preferred stock dividends						(145,723)		(145,723)
Other, net	(2,723)		119			6,967	(6,098)	(1,735)
Net income						781,045	(712)	780,333
Other comprehensive income (loss), net of tax					(57,450)			(57,450)
Estimated 2015 patronage refunds	375,267					(625,444)		(250,177)
Estimated 2015 equity redemptions	(107,250)							(107,250)
Balances, August 31, 2015	$3,793,897	$23,057	$282,928	$2,167,540	$(214,207)	$1,604,670	$11,526	$7,669,411

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income including noncontrolling interests	$780,333	$1,083,007	$996,328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	355,422	306,247	276,580
Amortization of deferred major repair costs	45,953	45,070	34,847
(Income) loss from equity investments	(107,850)	(107,446)	(97,350)
Distributions from equity investments	80,917	79,685	62,761
Noncash patronage dividends received	(13,035)	(16,452)	(16,644)
(Gain) loss on sale of property, plant and equipment	(7,350)	3,316	(6,234)
(Gain) loss on investments	(5,239)	(114,162)	(182)
Unrealized (gain) loss on crack spread contingent liability	(36,310)	(19,217)	23,109
Long-lived asset impairment	103,723	74,452	—
Deferred taxes	30,304	(24,397)	92,717
Other, net	3,681	7,777	5,714
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	317,119	110,133	(105,899)
Inventories	71,073	(37,792)	557,331
Derivative assets	100,715	(123,132)	610,023
Margin deposits	(8,534)	39,861	812,616
Supplier advance payments	3,127	67,688	286,379
Other current assets and other long-term assets	(87,426)	(19,694)	(36,749)
Customer margin deposits and credit balances	(106,788)	(34,051)	(509,548)
Customer advance payments	(223,463)	164,021	(260,449)
Accounts payable and accrued expenses	(558,120)	(189,803)	13,258
Derivative liabilities	(134,033)	134,925	(276,473)
Other liabilities	(34,209)	11,208	10,815
Net cash provided by (used in) operating activities	570,010	1,441,244	2,472,950
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,186,790)	(919,076)	(619,883)
Proceeds from disposals of property, plant and equipment	11,347	11,724	7,727
Expenditures for major repairs	(201,688)	(2,930)	(73,552)
Investments in joint ventures and other	(64,259)	(80,140)	(21,364)
Investments redeemed	19,927	138,485	13,021
Changes in notes receivable	(184,067)	(184,060)	211,935
Business acquisitions, net of cash acquired	(305,213)	(281,490)	(12,711)
Other investing activities, net	2,075	1,092	(492)
Net cash provided by (used in) investing activities	(1,908,668)	(1,316,395)	(495,319)
Cash flows from financing activities:
Changes in notes payable	19,265	247,639	85,910
Long-term debt borrowings	3,546	1,426	280,000
Principal payments on long-term debt	(170,729)	(157,770)	(113,583)
Principal payments on capital lease obligations	(38,902)	(39,871)	(35,387)
Mandatorily redeemable noncontrolling interest payments	(65,981)	(65,981)	(65,981)
Payments for bank fees	—	—	(9,593)
Payments on crack spread contingent liability	—	(8,670)	—
Changes in checks and drafts outstanding	(43,353)	(17,815)	(20,392)
Preferred stock issued	1,010,000	702,979	—
Preferred stock issuance costs	(32,637)	(23,672)	(295)
Preferred stock dividends paid	(133,710)	(50,761)	(24,544)
Redemptions of equities	(128,907)	(99,609)	(193,413)
Cash patronage dividends paid	(271,226)	(286,789)	(380,947)
Other financing activities, net	6,462	344	262
Net cash provided by (used in) financing activities	153,828	201,450	(477,963)
Effect of exchange rate changes on cash and cash equivalents	5,436	(1,624)	(5,165)
Net increase (decrease) in cash and cash equivalents	(1,179,394)	324,675	1,494,503
Cash and cash equivalents at beginning of period	2,133,207	1,808,532	314,029
Cash and cash equivalents at end of period	$953,813	$2,133,207	$1,808,532
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

CHS Inc. ("CHS", "we", "us", "our") is one of the nation’s leading integrated agricultural companies. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives ("members") across the United States. We also have preferred stockholders that own shares of our various series of preferred stock which are each listed on the Global Select Market of the NASDAQ Stock Market LLC ("NASDAQ"). See Note 9, Equities for more detailed information.

We buy commodities from and provide products and services to patrons (including member and other non-member customers), both domestic and international. Those products and services include initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products; as well as agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products, and ethanol production and marketing. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting.

In August 2015, we entered into an agreement with CF Industries Holdings, Inc. ("CF Industries") to invest $2.8 billion in cash in exchange for an 11.4% membership interest in CF Industries Nitrogen LLC ("CF Nitrogen") and a separate supply agreement to purchase nitrogen fertilizer products from that entity over an 80-year term. The closing date for our investment in CF Nitrogen is anticipated to be February 1, 2016.

Basis of Presentation

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany transactions have been eliminated.
As of August 31, 2015, we owned approximately 88.9% of National Cooperative Refinery Association ("NCRA") which operated the McPherson, Kansas refinery and was fully consolidated within our financial statements. In September 2015, we purchased the remaining noncontrolling interests in the entity and we became 100% owners upon the final closing pursuant to the November 2011 agreement described in Note 17, Acquisitions. The entity is now known as CHS McPherson Refinery Inc. ("CHS McPherson").

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize all investments within the fair value hierarchy for which the fair value is measured using the net asset value per share practical expedient and to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted this update for the year ended August 31, 2015. The changes resulting from the adoption of ASU 2015-07, including revising the prior year presentation, are reflected in the retirement benefits and financial instruments disclosures within Note 10, Benefit Plans and Note 13, Fair Value Measurements. The adoption of ASU 2015-07 related strictly to footnote disclosures and did not affect our results of operations, statement of financial position or statement of cash flows.

Revisions

In preparing our consolidated financial statements for the year ended August 31, 2015, we identified immaterial errors that impacted our previously issued consolidated financial statements. The primary errors related to: 1) incorrect application of FASB Accounting Standards Codification ("ASC") Topic 840, Leases to our lease arrangements and 2) inaccurate presentation of non-cash acquisitions of property, plant and equipment and expenditures for major repairs on our consolidated statements of cash flows. Prior period amounts presented in our consolidated financial statements and the related notes have been revised accordingly, and those revisions are noted where they appear. See Note 18, Correction of Immaterial Errors for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts. During the fourth quarter of fiscal 2015, we identified and recorded out of period adjustments that benefited fiscal 2015 net income by $16 million related to income taxes. Those out of period adjustments were not material to the current or any previously filed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents includes short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The fair value of cash and cash equivalents approximates the carrying value because of the short maturity of the instruments.

Inventories

Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are stated at net realizable values which approximate market values. All other inventories are stated at the lower of cost or market. Costs for inventories produced or modified by us through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at our points of sale. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods.

Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts which are accounted for as cash flow hedges or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value. See Note 12, Derivative Financial Instruments and Hedging Activities and Note 13, Fair Value Measurements for additional information.

Even though we have netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we report our derivatives on a gross basis on our Consolidated Balance Sheets. Our associated margin deposits are also reported on a gross basis.

Margin Deposits

Many of our derivative contracts with futures and options brokers require us to make both initial margin deposits of cash or other assets and subsequent deposits, depending on changes in commodity prices, in order to comply with applicable regulations. Our margin deposit assets are held by external brokers in segregated accounts to support the associated derivative contracts and may be used to fund or partially fund the settlement of those contracts as they expire.

Supplier Advance Payments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property, plant and equipment and other long-lived assets are reviewed in order to assess recoverability based on projected income and related cash flows on an undiscounted basis when triggering events occur. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

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

Major Maintenance Activities

In our Energy segment, major maintenance activities ("turnarounds") at our two refineries are accounted for under the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units. The costs related to the significant overhaul and refurbishment activities include materials and direct labor costs. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. Capitalized amounts are included in other long-term assets on our Consolidated Balance Sheets and amortization expense related to turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations. The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included in other long-term assets on our Consolidated Balance Sheets and are reviewed for impairment annually or more frequently if impairment conditions arise; and, if impaired, are written down to fair value. For goodwill, annual impairment testing occurs in our third quarter. Other intangible assets consist primarily of customer lists, trademarks and agreements not to compete. Intangible assets subject to amortization are expensed over their respective useful lives (ranging from 2 to 30 years). We have no material intangible assets with indefinite useful lives. See Note 6, Other Assets for more information on goodwill and other intangibles.

We made acquisitions during the three years ended August 31, 2015, which were accounted for using the acquisition method of accounting. Operating results of the acquisitions were included in our consolidated financial statements beginning on the respective acquisition dates. The respective purchase prices were preliminarily allocated to the assets, liabilities and identifiable intangible assets acquired based upon the acquisition-date fair values. Any excess purchase price over the fair values of the acquired net assets acquired is recognized as goodwill. See Note 17, Acquisitions for more information on acquisition activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur either upon shipment to or receipt by the customer, depending upon the terms of the transaction. Amounts billed to a customer as part of a sales transaction related to shipping and handling are included in revenues.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements in fiscal 2017.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers." ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application as of the original date is permitted. This update permits the use of either the full or modified retrospective method. We are evaluating the effect this guidance will have on our consolidated financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2        Receivables

Receivables as of August 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in thousands)
Trade accounts receivable	$1,793,147	$2,153,929
CHS Capital short-term notes receivable	791,413	633,475
Other	339,995	304,798
	2,924,555	3,092,202
Less allowances and reserves	106,445	103,639
Total receivables	$2,818,110	$2,988,563

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economics status of, our customers. The carrying value of CHS Capital, LLC (CHS Capital) short-term notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk.

CHS Capital, our wholly-owned subsidiary, has short-term notes receivable from commercial and producer borrowers. The short-term notes receivable generally have maturity terms of 12-14 months and are reported at their outstanding principal balances, as CHS Capital holds these notes to maturity. The short-term notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of not more than 10 years, totaling $190.4 million and $159.7 million at August 31, 2015 and 2014, respectively. The long-term notes receivable are included in other long-term assets on our Consolidated Balance Sheets. As of August 31, 2015 and 2014, the commercial notes represented 34% and 46%, respectively, and the producer notes represented 66% and 54%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to customers as long as there are no violations of any contractually established conditions. As of August 31, 2015, CHS Capital's customers have additional available credit of $1.0 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3        Inventories

Inventories as of August 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in thousands)
Grain and oilseed	$966,923	$961,327
Energy	785,116	875,719
Crop nutrients	369,105	374,023
Feed and farm supplies	465,744	448,454
Processed grain and oilseed	48,078	84,498
Other	17,378	16,232
Total inventories	$2,652,344	$2,760,253

As of August 31, 2015, we valued approximately 18% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or market (16% as of August 31, 2014). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $68.1 million and $538.7 million at August 31, 2015 and 2014, respectively.

Note 4        Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

During the first three quarters of fiscal 2014, we had a 24% interest in Horizon Milling, LLC and Horizon Milling, ULC ("Horizon Milling"), which were flour milling joint ventures with Cargill, Incorporated ("Cargill") and were accounted for as equity method investments included in Corporate and Other. In our third quarter of fiscal 2014, we formed Ardent Mills LLC ("Ardent Mills"), a joint venture with Cargill and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, including the Horizon Milling assets and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of August 31, 2015, the carrying value of our investment in Ardent Mills was $196.8 million.

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of August 31, 2015, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. As of August 31, 2015, the carrying value of our investment in Ventura Foods was $347.7 million.

TEMCO, LLC ("TEMCO") is owned and governed by Cargill (50%) and CHS (50%). During the year ended August 31, 2012, we entered into an amended and restated agreement to expand the scope of the original agreement with Cargill. Pursuant to the terms of the agreement, CHS and Cargill each agreed to commit to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States ("Pacific Northwest") to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill's Tacoma, Washington facility will continue to be subleased to TEMCO. We account for TEMCO as an equity method investment included in our Ag segment. As of August 31, 2015, the carrying value of our investment in TEMCO was $57.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables provide aggregate summarized audited financial information for Ardent Mills (previously Horizon Milling), Ventura Foods and TEMCO including balance sheets as of August 31, 2015 and 2014, and statements of operations for the twelve months ended August 31, 2015, 2014 and 2013:

	2015	2014
	(Dollars in thousands)
Current assets	$1,892,563	$1,765,992
Non-current assets	2,388,757	2,397,231
Current liabilities	968,104	838,031
Non-current liabilities	881,312	912,636

	2015	2014	2013
	(Dollars in thousands)
Net sales	$9,071,438	$8,796,648	$7,929,731
Gross profit	754,384	562,053	467,955
Net earnings	313,668	266,354	149,573
Earnings attributable to CHS Inc.	81,103	83,023	80,905

Our investments in equity method investees other than the three entities described above are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 5        Property, Plant and Equipment

As of August 31, 2015 and 2014, major classes of property, plant and equipment, which include capital lease assets, consisted of the amounts in the table below. We have revised prior period amounts in this table to include capital lease assets that were previously accounted for as operating leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	2015	2014
	(Dollars in thousands)
Land and land improvements	$233,666	$212,609
Buildings	838,386	691,273
Machinery and equipment	5,563,370	4,792,352
Office and other	163,026	133,599
Construction in progress	1,337,633	1,018,011
	8,136,081	6,847,844
Less accumulated depreciation and amortization	2,943,154	2,667,696
Total property, plant and equipment	$5,192,927	$4,180,148

We have various assets under capital leases totaling $222.2 million and $238.8 million as of August 31, 2015 and August 31, 2014, respectively. Accumulated amortization on assets under capital leases was $101.3 million and $89.6 million as of August 31, 2015 and August 31, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a schedule by fiscal years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2015:

(Dollars in thousands)
2016	$41,069
2017	34,924
2018	25,259
2019	14,281
2020	6,241
Thereafter	14,521
Total minimum future lease payments	136,295
Less amount representing interest	10,401
Present value of net minimum lease payments	$125,894

We announced in September 2014 that our Board of Directors had approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota that was anticipated to cost more than $3.0 billion. In August 2015, we made the decision to not move forward with the construction of the Spiritwood facility and evaluated the assets and other capitalized costs related to the project for recoverability under ASC Topic 360-10. Consequently, we concluded that these assets were impaired and we recorded an overall charge of $116.5 million in marketing, general and administrative costs in our Ag segment. This charge was primarily comprised of the impairment of construction-in-progress, land and equipment totaling $94.3 million. The remainder of the charge included the impairment of other assets and various contract termination costs associated with the cessation of the project.

Depreciation expense, including amortization of capital lease assets, for the years ended August 31, 2015, 2014 and 2013, was $344.4 million, $292.4 million and $259.3 million, respectively.

Note 6        Other Assets

Other assets as of August 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in thousands)
Goodwill	$150,115	$158,696
Customer lists, trademarks and other intangible assets	50,648	55,454
Notes receivable	197,067	166,901
Long-term receivable	35,191	40,718
Prepaid pension and other benefits	138,497	186,342
Capitalized major maintenance	241,588	67,643
Other	211,378	119,325
	$1,024,484	$795,079

Changes in the net carrying amount of goodwill for the year ended August 31, 2015, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2013	$552	$77,613	$6,898	$85,063
Goodwill acquired during the period	—	72,913	—	72,913
Effect of foreign currency translation adjustments	—	720	—	720
Balances, August 31, 2014	$552	$151,246	$6,898	$158,696
Goodwill acquired during the period (1)	—	(3,283)	—	(3,283)
Effect of foreign currency translation adjustments	—	(5,298)	—	(5,298)
Balances, August 31, 2015	$552	$142,665	$6,898	$150,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) Includes measurement period adjustments related to current and prior year acquisitions. Goodwill acquired during the period was $0.4 million.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	August 31, 2015			August 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$70,925	$(30,831)	$40,094	$69,862	$(26,114)	$43,748
Trademarks and other intangible assets	42,688	(32,134)	10,554	41,293	(29,587)	11,706
Total intangible assets	$113,613	$(62,965)	$50,648	$111,155	$(55,701)	$55,454

During the years ended August 31, 2015 and 2014, we had acquisitions which resulted in $0.4 million and $72.9 million of goodwill, respectively, for which we paid cash consideration of $305.2 million and $281.5 million, respectively. These acquisitions were all within our Ag segment and were not material, individually or in aggregate, to our consolidated financial statements. There were no business disposals resulting in decreases to goodwill during fiscal 2015 and 2014.

During the years ended August 31, 2015 and 2014, intangible assets acquired totaled $0.8 million and $38.8 million, respectively, and were primarily within our Ag segment.

Intangible assets amortization expense for the years ended August 31, 2015, 2014 and 2013, was $7.3 million, $9.7 million and $10.0 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$7,086
Year 2	5,558
Year 3	4,290
Year 4	3,808
Year 5	3,460
Thereafter	26,350
Total	$50,552

The costs of turnarounds in our Energy segment are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. Capitalized amounts are included in other assets on our Consolidated Balance Sheets and amortization expense related to turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations. Activity related to capitalized major maintenance costs is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2015	$67,643	$219,898	$(45,953)	$241,588
2014	109,408	3,305	(45,070)	67,643
2013	70,554	73,701	(34,847)	109,408

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Notes Payable

Notes payable as of August 31, 2015 and 2014, consisted of the following:

	Weighted-average Interest Rate
	2015	2014	2015	2014
			(Dollars in thousands)
Notes payable (a)	2.33%	1.69%	$813,717	$840,699
CHS Capital notes payable (b)	1.05%	1.07%	351,661	318,774
Total notes payable			$1,165,378	$1,159,473
_______________________________________

(a)
On August 31, 2015, our primary committed line of credit was a $2.5 billion five-year, unsecured revolving credit facility with a syndication of domestic and international banks, with no amounts outstanding as of that date. In September 2015 this facility was amended and restated as a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion that expires in September 2020. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility was $200.0 million as of August 31, 2015.

As of August 31, 2015, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $303.4 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $310.2 million outstanding as of August 31, 2015, of which $216.7 million was collateralized.
We have two commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities allow a maximum usage of $100.0 million to pay principal under any commercial paper facility. On August 31, 2015 we had no commercial paper outstanding.
Miscellaneous short-term notes payable totaled $0.1 million as of August 31, 2015.

(b)
Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, has available credit totaling $350.0 million as of August 31, 2015, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.04% as of August 31, 2015. There were no borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2015.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.64% to 3.70% as of August 31, 2015. As of August 31, 2015, the total funding commitment under these agreements was $145.7 million, of which $35.9 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $56.8 million as of August 31, 2015, of which $39.9 million was borrowed under these commitments with an interest rate of 1.62%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2015, and are due upon demand. Borrowings under these notes totaled $275.8 million as of August 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2015 and 2014 are presented in the table below. We have revised prior period amounts in this table to include capital lease obligations that were previously accounted for as operating leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	2015	2014
	(Dollars in thousands)
5.59% unsecured revolving term loans from cooperative and other banks, due in equal installments beginning in 2013 through 2018	$75,000	$105,000
6.18% unsecured notes $400 million face amount, due in equal installments beginning in 2014 through 2018	240,000	320,000
5.60% unsecured notes $60 million face amount, due in equal installments beginning in 2012 through 2018	23,077	32,308
5.25% unsecured notes $125 million face amount, due in equal installments beginning in 2011 through 2015	—	25,000
5.78% unsecured notes $50 million face amount, due in equal installments beginning in 2014 through 2018	30,000	40,000
4.00% unsecured notes $100 million face amount, due in equal installments beginning in 2017 through 2021	100,000	100,000
4.08% unsecured notes $130 million face amount, due in 2019 (a)	132,161	130,840
4.52% unsecured notes $160 million face amount, due in 2021 (a)	164,654	160,000
4.67% unsecured notes $130 million face amount, due in 2023 (a)	135,422	133,360
3.85% unsecured notes $80 million face amount, due in 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in 2025	100,000	100,000
4.82% unsecured notes $80 million face amount, due in 2026	80,000	80,000
4.71% unsecured notes $100 million face amount, due in 2033	100,000	100,000
Other notes and contracts with interest rates from 1.30% to 15.25% (b)	44,909	43,751
Capital lease obligations	125,894	155,366
Total long-term debt	1,431,117	1,605,625
Less current portion	170,309	201,965
Long-term portion	$1,260,808	$1,403,660
_______________________________________

(a)
We have entered into interest rate swaps designated as fair value hedging relationships with these notes. Changes in the fair value of the swaps are recorded each period with a corresponding adjustment to the carrying value of the debt. See Note 12, Derivative Financial Instruments and Hedging Activities for more information.

(b)	Other notes and contracts payable of $0.5 million were collateralized on August 31, 2015.
As of August 31, 2015, the carrying value of our long-term debt approximated its fair value, which is estimated to be $1.3 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement). We have outstanding interest rate swaps designated as fair value hedges of select portions of our fixed-rate debt. During fiscal 2015, we recorded corresponding fair value adjustments of $8.0 million, which are included in the amounts in the table above. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information.

In September 2015, we entered into a ten-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million, which may be drawn down from time to time, but in no event on more than 10 occasions, from September 4, 2015 until September 4, 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement will bear interest at a base rate (or a LIBO rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin will be based on our leverage ratio and ranges between 1.50% and 2.00% for LIBO rate loans and between 0.50% and 1.00% for base rate loans. There are currently no amounts drawn under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt outstanding as of August 31, 2015 has aggregate maturities, excluding fair value adjustments and capital leases (see Note 5, Property, Plant and Equipment for a schedule of minimum future lease payments under capital leases), as follows:

(Dollars in thousands)
2016	$129,994
2017	149,932
2018	161,596
2019	150,098
2020	31,340
Thereafter	670,400
Total	$1,293,360

The following table presents the components of interest expense, net for the years ended August 31, 2015, 2014 and 2013. We have revised prior period amounts in this table to include interest expense related to capital lease obligations that were previously accounted for as operating leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	2015	2014	2013
	(Dollars in thousands)
Interest expense	$93,152	$84,925	$104,403
Interest - purchase of CHS McPherson noncontrolling interests	34,810	70,843	149,087
Capitalized interest	(57,303)	(8,528)	(10,579)
Interest income	(10,326)	(6,987)	(6,212)
Interest expense, net	$60,333	$140,253	$236,699

Note 8        Income Taxes

The provision for income taxes for the years ended August 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$(47,695)	$38,653	$(18,018)
State	3,891	31,203	11,805
Foreign	1,335	2,837	3,162
	(42,469)	72,693	(3,051)
Deferred:
Federal	29,348	(23,444)	92,102
State	(2,799)	(1,893)	1,685
Foreign	3,755	940	(1,070)
	30,304	(24,397)	92,717
Total	$(12,165)	$48,296	$89,666

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. Effective September 1, 2013, CHS McPherson (formerly known as NCRA) files as part of our consolidated income tax returns and, as such, these items are assessed in conjunction with our deferred tax assets when determining recoverability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Domestic income before income taxes was $0.8 billion, $1.2 billion, and $1.1 billion for the years ended August 31, 2015, 2014 and 2013 respectively. Foreign activity made up the difference between the total income before income taxes and the domestic amounts.

Deferred tax assets and liabilities as of August 31, 2015 and 2014 were as follows:

	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$96,270	$76,255
Postretirement health care and deferred compensation	89,934	83,346
Tax credit carryforwards	109,756	70,881
Loss carryforwards	85,860	53,793
Other	68,625	52,956
Deferred tax assets valuation	(98,024)	(111,509)
Total deferred tax assets	352,421	225,722
Deferred tax liabilities:
Pension	20,732	12,855
Investments	98,291	88,425
Major maintenance	36,135	26,020
Property, plant and equipment	654,057	576,007
Other	25,836	—
Total deferred tax liabilities	835,051	703,307
Net deferred tax liabilities	$482,630	$477,585

We have total gross loss carry forwards of $431.4 million, of which $293.9 million will expire over periods ranging from fiscal 2016 to fiscal 2035. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of August 31, 2015. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. During fiscal 2015, valuation allowances related to foreign operations increased by $8.8 million due to net operating loss carryforwards and other timing differences. CHS McPherson's (formerly known as NCRA) gross state tax credit carry forwards for income tax are approximately $62.2 million and $63.4 million as of August 31, 2015, and 2014, respectively. During the year ended August 31, 2015, the valuation allowance for CHS McPherson decreased by $20.1 million, net of tax, due to a change in the amount of state tax credits that are estimated to be utilized. CHS McPherson's valuation allowance on Kansas state credits is necessary due to the limited amount of Kansas taxable income generated by the combined group on an annual basis.

Our foreign tax credit of $8.0 million will expire on August 31, 2019 and our alternative minimum tax credit of $5.6 million will not expire. Our general business credits of $55.7 million, comprised primarily of low sulfur diesel credits, will begin to expire on August 31, 2026. Our state tax credits of $62.2 million will begin to expire on August 31, 2018.

As of August 31, 2015, deferred tax assets of $85.0 million and $1.6 million were included in other current assets and other assets, respectively. As of August 31, 2014, net deferred tax assets of $86.5 million and $2.6 million were included in other current assets and other assets, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(0.5)	1.6	0.9
Patronage earnings	(29.0)	(20.5)	(22.9)
Domestic production activities deduction	(5.6)	(10.0)	(8.5)
Export activities at rates other than the U.S. statutory rate	(0.2)	1.2	0.6
Valuation allowance	(0.1)	1.7	2.3
Tax credits	(0.8)	(3.1)	(0.5)
Non-controlling interests	—	—	(0.1)
Other	(0.4)	(1.6)	1.5
Effective tax rate	(1.6)%	4.3%	8.3%

During fiscal 2015, our Board of Directors adopted a resolution to treat non-qualified equity certificates issued to individual producers and their estates in fiscal 2014 and fiscal 2013 in the same manner as qualified equity certificates under the “Eligible Producer Member Equity” provision of the Policy for the Redemption of CHS Inc. Equities. Previously there was no intent to redeem non-qualified equity certificates held by individual producer members and their estates, thus the tax benefit associated with redemption would have been recognized in future periods as those redemptions occur. As a result of the new resolution, we recorded a $30.8 million deferred tax benefit during fiscal 2015 related to the future redemption of non-qualified equity held by individual members and their estates.

During fiscal 2015, we recorded a $19.3 million deferred tax benefit from the recognition of a portion of our Kansas income tax credits. The credits were generated by CHS McPherson (formerly NCRA) in years prior to fiscal 2015 but were not able to be recognized until CHS and CHS McPherson began filing on a combined basis in Kansas.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2006 through 2014 remain subject to examination, at least for certain issues.

We account for our income tax provisions in accordance with ASC Topic 740, Income Taxes, which prescribes a minimum threshold that a tax provision is required to meet before being recognized in our consolidated financial statements. This interpretation requires us to recognize in our consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. Reconciliation of the gross beginning and ending amounts of unrecognized tax benefits for the periods presented follows:

	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$72,181	$67,271	$67,271
Additions attributable to prior year tax positions	—	35,718	—
Reductions attributable to prior year tax positions	—	(9,867)	—
Reductions attributable to statute expiration	—	(20,941)	—
Balance at end of period	$72,181	$72,181	$67,271

During fiscal 2014, we increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes.

If we were to prevail on all tax positions taken relating to uncertain tax positions, all of the unrecognized tax benefits would benefit the effective tax rate. It is reasonably possible that within the next 12 months we and the Internal Revenue Service will resolve a tax matter presently under consideration at appeals for fiscal 2006 and fiscal 2007 for which we have unrecognized tax benefits. Settlement could increase earnings in an amount ranging from $0 to $36.5 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. No amounts were recognized in our Consolidated Statements of Operations for interest related to unrecognized tax benefits for the years ended August 31, 2015 and 2014. For the year ended August 31, 2013, we recognized $0.2 million for interest related to unrecognized tax benefits. We recorded no interest payable related to unrecognized tax benefits on our Consolidated Balance Sheets as of August 31, 2015 and 2014.

Note 9        Equities

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Total qualified patronage refunds for fiscal 2015 are estimated to be $625.4 million, with the cash portion estimated to be $250.2 million. No portion will be issued in the form of non-qualified capital equity certificates. The actual patronage refunds and cash portion for fiscal 2014, 2013, and 2012 were $821.5 million ($271.2 million in cash), $841.1 million ($286.8 million in cash), and $976.0 million ($380.9 million in cash), respectively.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2015, 2014, and 2013 be added to our capital reserves.

Redemptions are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual program for equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2015 that will be distributed in fiscal 2016, to be approximately $107.3 million. These expected distributions are classified as a current liability on our August 31, 2015 Consolidated Balance Sheet. For the years ended August 31, 2015, 2014 and 2013, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $128.9 million, $99.6 million and $193.4 million, respectively. Additionally, in fiscal 2014, we redeemed $200.0 million of patrons' equities by issuing 6,752,188 shares of our Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock") at a market price of $29.62 per share in exchange for members' equity certificates.

Preferred Stock

The following is a summary of our outstanding preferred stock as of August 31, 2015, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Net proceeds	Dividend rate	Dividend payment frequency	Redeemable beginning (a)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(b)	12,272,003	$306.8	$311.2	8%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(c)	18,071,363	$451.8	$472.8	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	$406.2	(d)	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	$476.7	(e)	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	$501.0	7.5%	Quarterly	1/21/2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(b)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003-2010.

(c)	11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013 and an additional 6,752,188 shares were issued on August 25, 2014.

(d)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(e)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"). Under the shelf registration statement, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period. As of August 31, 2015, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement.

We made dividend payments on our preferred stock of $133.7 million, $50.8 million, and $24.5 million, during the years ended August 31, 2015, 2014 and 2013, respectively. As of August 31, 2015 we have no authorized but unissued shares of preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended August 31, 2015, 2014 and 2013 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2012	$(228,727)	$1,391	$(3,806)	$(1,445)	$(232,587)
Current period other comprehensive income (loss), net of tax	46,471	979	15,491	(3,866)	59,075
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	16,645	—	—	—	16,645
Net other comprehensive income (loss), net of tax	63,116	979	15,491	(3,866)	75,720
Balance as of August 31, 2013	(165,611)	2,370	11,685	(5,311)	(156,867)
Current period other comprehensive income (loss), net of tax	(90)	2,028	(6,011)	(1,957)	(6,030)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	13,849	—	(8,396)	687	6,140
Net other comprehensive income (loss), net of tax	13,759	2,028	(14,407)	(1,270)	110
Balance as of August 31, 2014	(151,852)	4,398	(2,722)	(6,581)	(156,757)
Current period other comprehensive income (loss), net of tax	(33,238)	(242)	(3,394)	(34,729)	(71,603)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	13,361	—	792	—	14,153
Net other comprehensive income (loss), net of tax	(19,877)	(242)	(2,602)	(34,729)	(57,450)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)

Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments, and were recorded to net income. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as marketing, general and administrative expenses (see Note 10, Benefit Plans for further information). In February 2014, interest rate swaps, which were previously accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest expense, net in our Consolidated Statement of Operations for the year ended August 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Financial information on changes in benefit obligation, plan assets funded and balance sheets status as of August 31, 2015 and 2014 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$720,893	$641,284	$37,983	$36,225	$44,318	$45,542
Service cost	36,006	30,417	875	860	1,513	1,729
Interest cost	28,046	29,900	1,414	1,660	1,489	1,918
Actuarial (gain) loss	20,993	1,973	393	393	1,563	(4,135)
Assumption change	(16,297)	57,406	(1,082)	2,421	(5,136)	1,425
Plan amendments	—	647	—	—	—	—
Settlements	—	—	(5,715)	—	—	—
Benefits paid	(58,846)	(40,734)	(684)	(3,576)	(1,750)	(2,161)
Benefit obligation at end of period	$730,795	$720,893	$33,184	$37,983	$41,997	$44,318
Change in plan assets:
Fair value of plan assets at beginning of period	$822,125	$730,628	$—	$—	$—	$—
Actual gain (loss) on plan assets	(6,065)	106,531	—	—	—	—
Company contributions	39,165	25,700	6,399	3,576	1,750	2,161
Settlements	—	—	(5,715)	—	—	—
Benefits paid	(58,846)	(40,734)	(684)	(3,576)	(1,750)	(2,161)
Fair value of plan assets at end of period	$796,379	$822,125	$—	$—	$—	$—
Funded status at end of period	$65,584	$101,232	$(33,184)	$(37,983)	$(41,997)	$(44,318)
Amounts recognized on balance sheet:
Non-current assets	$65,927	$103,125	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(1,752)	(3,222)	(2,708)	(2,787)
Non-current liabilities	(343)	(1,893)	(31,432)	(34,761)	(39,289)	(41,531)
Ending balance	$65,584	$101,232	$(33,184)	$(37,983)	$(41,997)	$(44,318)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$5,217	$6,848	$631	$859	$(472)	$(592)
Net (gain) loss	276,450	235,564	9,161	12,542	(10,409)	(7,573)
Ending balance	$281,667	$242,412	$9,792	$13,401	$(10,881)	$(8,165)

The accumulated benefit obligation of the qualified pension plans was $693.9 million and $682.1 million at August 31, 2015 and 2014, respectively. The accumulated benefit obligation of the non-qualified pension plans was $23.6 million and $22.7 million at August 31, 2015 and 2014, respectively.

The assumption changes for the years ended August 31, 2015 and 2014 were related to increases in and reductions to the discount rates for both CHS and CHS McPherson (formerly known as NCRA) qualified pension plans, respectively. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

changes in the discount rates were due to changes in the yield curves for investment grade corporate bonds that CHS and CHS McPherson have historically used.

Components of net periodic benefit costs for the years ended August 31, 2015, 2014 and 2013 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$36,006	$30,417	$31,387	$875	$860	$721	$1,513	$1,729	$2,936
Interest cost	28,046	29,900	25,445	1,414	1,660	1,316	1,489	1,918	2,275
Expected return on assets	(49,746)	(47,655)	(49,728)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	—	1,635	—	—	—	—	—
Prior service cost (credit) amortization	1,631	1,593	1,597	228	229	228	(426)	(493)	(120)
Actuarial loss amortization	19,621	18,228	22,615	1,058	957	921	(431)	(180)	1,104
Transition amount amortization	—	—	—	—	—	—	—	—	562
Net periodic benefit cost	$35,558	$32,483	$31,316	$5,210	$3,706	$3,186	$2,145	$2,974	$6,757
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	4.00%	4.80%	3.80%	4.00%	4.50%	4.25%	4.20%	3.75%	3.75%
Expected return on plan assets	6.50%	6.75%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.90%	4.85%	4.50%	5.15%	4.75%	4.75%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Discount rate	4.20%	4.00%	4.80%	4.50%	4.50%	4.50%	3.75%	4.60%	3.75%
Rate of compensation increase	4.90%	4.90%	4.85%	4.80%	4.80%	4.75%	N/A	N/A	N/A

The estimated amortization in fiscal 2016 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (benefit)	$1,626	$228	$(120)
Amortization of net actuarial (gain) loss	19,017	692	(464)

For measurement purposes, a 6.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2015. The rate was assumed to decrease gradually to 5.0% by 2027 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$500	$(380)
Effect on postretirement benefit obligation	3,600	(3,200)

We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $27.4 million, $24.6 million and $22.9 million, for the years ended August 31, 2015, 2014 and 2013, respectively.

We voluntarily contributed $39.2 million to qualified pension plans in fiscal 2015. Based on the funded status of the qualified pension plans as of August 31, 2015, we do not believe we will be required to contribute to these plans in fiscal 2016,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

although we may voluntarily elect to do so. We expect to pay $4.5 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2016.

Our retiree benefit payments which reflect expected future service are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
			Gross
	(Dollars in thousands)
2016	$37,593	$1,753	$2,708
2017	48,935	2,292	2,781
2018	52,646	1,981	2,909
2019	52,565	2,552	3,017
2020	55,026	2,939	3,175
2021-2025	307,130	23,288	16,831

We have trusts that hold the assets for the defined benefit plans. CHS and CHS McPherson have qualified plan committees that set investment guidelines with the assistance of external consultants. Investment objectives for the plans' assets are as follows:

•	optimization of the long-term returns on plan assets at an acceptable level of risk

•	maintenance of a broad diversification across asset classes and among investment managers

•	focus on long-term return objectives

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. The CHS pension plans' investment policy strategy is such that liabilities match assets. This is being accomplished through the asset portfolio mix by reducing volatility and de-risking the plan. The plans’ target allocation percentages are 50% for fixed income securities, and 50% for equity securities. An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. We generally use long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our pension plans’ recurring fair value measurements by asset category at August 31, 2015 and 2014 are presented in the tables below:

	2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$4,882	$—	$—	$4,882
Equities:
Mutual funds	91,619	—	—	91,619
Common/collective trust at net asset value (1)	—	—	—	194,463
Fixed income securities:
Mutual funds	133,556	20,560	—	154,116
Common/collective trust at net asset value (1)	—	—	—	296,684
Partnership and joint venture interests measured at net asset value (1)	—	—	—	52,640
Other assets measured at net asset value (1)	—	—	—	1,975
Total	$230,057	$20,560	$—	$796,379

	2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$4,218	$—	$—	$4,218
Equities:
Mutual funds	84,830	18,085	—	102,915
Common/collective trust at net asset value (1)	—	—	—	48,400
Fixed income securities:
Mutual funds	138,458	8,726	—	147,184
Common/collective trust at net asset value (1)	—	—	—	479,800
Partnership and joint venture interests measured at net asset value (1)	—	—	—	37,649
Other assets measured at net asset value (1)	—	—	—	1,959
Total	$227,506	$26,811	$—	$822,125

(1)
In accordance with ASC Topic 820-10, Fair Value Measurements, certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of net assets.

Definitions for valuation levels are found in Note 13, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value.

Mutual funds:  Valued at quoted market prices, which are based on the net asset value of shares held by the plan at year end. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy. Certain of the mutual fund investments held by the plan have observable inputs other than Level 1 and are classified within Level 2 of the fair value hierarchy. Mutual funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy in accordance with ASC Topic 820-10, Fair Value Measurement.

Common/Collective Trusts:  Common/Collective trusts primarily consist of equity and fixed income funds and are valued using other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risks, referenced indices, quoted prices in inactive markets, adjusted quoted prices in active markets, adjusted quoted prices on foreign equity securities that were adjusted in accordance with pricing procedures approved by the Trust, etc.). Common/Collective trust investments can be redeemed daily and without restriction. Redemption of the entire investment balance generally requires a 45-60-day notice period. The equity funds provide exposure to large, mid and small cap U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

equities, international large and small cap equities and emerging market equities. The fixed income funds provide exposure to U.S., international and emerging market debt securities. Common/Collective trusts measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy in accordance with ASC Topic 820-10, Fair Value Measurement.

Partnership and joint venture interests: Valued at the net asset value of shares held by the plan at year end as a practical expedient for fair value. The net asset value is based on the fair value of the underlying assets owned by the trust, minus its liabilities then divided by the number of units outstanding. Redemptions of these interests generally require a 45 to 60 day notice period. Partnerships and joint venture interests measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy in accordance with ASC Topic 820-10, Fair Value Measurement.

Other assets: Other assets primarily includes real estate funds and hedge funds held in the asset portfolio of our U.S. defined benefit pension plans. Other funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value in accordance with ASC Topic 820-10, Fair Value Measurement.

We are one of approximately 400 employers that contribute to the Co-op Retirement Plan ("Co-op Plan"), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in the Co-op Plan for the years ended August 31, 2015, 2014, and 2013 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2015	2014	2013	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$2,021	$2,079	$2,095	N/A	N/A

Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

The Pension Protection Act of 2006 (PPA) does not apply to the Co-op Plan because it is covered and defined as a single-employer plan. There is a special exemption for cooperative plans defining them under the single-employer plan as long as the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employer. The most recent financial statements available in 2015 and 2014 are for the Co-op Plan's year-end at March 31, 2014 and 2013, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11        Segment Reporting

CHS is an integrated agricultural enterprise, providing grain, foods and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products, and the production and marketing of ethanol. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into two reportable segments: Energy and Ag.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. At the beginning of fiscal 2015, we reorganized certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. Prior period segment information below has been revised to reflect this change to ensure comparability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the years ended August 31, 2015, 2014 and 2013 is presented in the tables below. We have revised prior period amounts in these tables to include activity and amounts related to capital leases that were previously accounted for as operating leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2015:
Revenues	$8,694,326	$26,311,350	$74,828	$(498,062)	$34,582,442
Operating earnings	523,451	190,860	1,101	—	715,412
(Gain) loss on investments	—	(2,875)	(2,364)	—	(5,239)
Interest expense, net	(12,350)	56,380	16,303	—	60,333
Equity (income) loss from investments	(2,330)	(12,293)	(93,227)	—	(107,850)
Income before income taxes	$538,131	$149,648	$80,389	$—	$768,168
Intersegment revenues	$(483,989)	$(11,403)	$(2,670)	$498,062	$—
Capital expenditures	$696,825	$417,950	$72,015	$—	$1,186,790
Depreciation and amortization	$148,292	$192,438	$14,692	$—	$355,422
Total assets as of August 31, 2015	$4,624,471	$7,814,689	$2,789,152	$—	$15,228,312

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2014:
Revenues	$12,181,212	$31,022,507	$73,827	$(613,513)	$42,664,033
Operating earnings	793,924	249,944	6,080	—	1,049,948
(Gain) loss on investments	—	(1,949)	(112,213)	—	(114,162)
Interest expense, net	69,522	60,742	9,989	—	140,253
Equity (income) loss from investments	(4,014)	(22,279)	(81,153)	—	(107,446)
Income before income taxes	$728,416	$213,430	$189,457	$—	$1,131,303
Intersegment revenues	$(600,433)	$(9,960)	$(3,120)	$613,513	$—
Capital expenditures	$539,170	$329,613	$50,293	$—	$919,076
Depreciation and amortization	$137,408	$157,102	$11,737	$—	$306,247
Total assets as of August 31, 2014	$4,457,563	$6,949,617	$3,888,924	$—	$15,296,104

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the year ended August 31, 2013:
Revenues	$11,431,423	$33,471,977	$71,596	$(495,139)	$44,479,857
Operating earnings	958,468	263,757	2,936	—	1,225,161
(Gain) loss on investments	—	(27)	(155)	—	(182)
Interest expense, net	148,931	76,138	11,630	—	236,699
Equity (income) loss from investments	(1,357)	(15,194)	(80,799)	—	(97,350)
Income before income taxes	$810,894	$202,840	$72,260	$—	$1,085,994
Intersegment revenues	$(481,465)	$(11,316)	$(2,358)	$495,139	$—
Capital expenditures	$429,230	$183,619	$7,034	$—	$619,883
Depreciation and amortization	$123,898	$136,556	$16,126	$—	$276,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have international sales, which are predominantly in our Ag segment. The following table presents our product sales, based on the geographic locations in which the sales originated, and our global service revenue for the years ended August 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in millions)
North America	$27,489	$37,947	$39,918
South America	1,508	2,119	2,511
Europe, the Middle East and Africa (EMEA)	4,210	1,594	1,040
Asia Pacific (APAC)	1,008	642	680
Global service revenue	367	362	331
	$34,582	$42,664	$44,480

Note 12        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts which are accounted for as cash flow hedges or fair value hedges as described below. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 13, Fair Value Measurements.

The following tables present the gross fair values of derivative assets, derivative liabilities, and margin deposits (cash collateral) recorded on our Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with U.S. GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under ASC Topic 210-20, Balance Sheet - Offsetting; or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	August 31, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$476,071	$—	$58,401	$417,670
Foreign exchange derivatives	23,154	—	11,682	11,472
Interest rate derivatives - hedge	14,216	—	—	14,216
Total	$513,441	$—	$70,083	$443,358
Derivative Liabilities:
Commodity and freight derivatives	$427,052	$11,482	$58,401	$357,169
Foreign exchange derivatives	37,598	—	11,682	25,916
Interest rate derivatives - hedge	6,058	—	—	6,058
Interest rate derivatives - non-hedge	61	—	—	61
Total	$470,769	$11,482	$70,083	$389,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	August 31, 2014
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$597,210	$—	$42,229	$554,981
Foreign exchange derivatives	2,523	—	1,174	1,349
Interest rate derivatives - hedge	4,200	—	—	4,200
Total	$603,933	$—	$43,403	$560,530
Derivative Liabilities:
Commodity and freight derivatives	$597,612	$2,504	$42,229	$552,879
Foreign exchange derivatives	2,248	—	1,174	1,074
Interest rate derivatives - non-hedge	130	—	—	130
Total	$599,990	$2,504	$43,403	$554,083

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2015, 2014, and 2013. We have revised the information that we have historically included in this table below to correct for errors in the previously disclosed amounts. Although such gains and losses have been and continue to be appropriately recorded in the Consolidated Statements of Operations, the previous disclosures did not accurately reflect the derivative gains and losses in each period. These revisions did not materially impact our consolidated financial statements.

	Location of Gain (Loss)	2015	2014	2013
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$143,314	$128,992	$(97,373)
Foreign exchange derivatives	Cost of goods sold	12,551	(5,926)	37,555
Interest rate derivatives	Interest expense, net	107	114	300
Total		$155,972	$123,180	$(59,518)

Commodity and Freight Contracts:

When we enter into a commodity or freight purchase or sales contract, we incur risks related to price changes and performance (including delivery, quality, quantity, and counterparty credit). We are exposed to risk of loss in the market value of positions held, consisting of inventory and purchase contracts at fixed- or partially-fixed prices in the event market prices decrease. We are also exposed to risk of loss on fixed or partially fixed-price sales contracts in the event market prices increase.

Our commodity contracts primarily relate to grain, oilseed, energy (crude, refined products and propane) and fertilizer commodities. Our freight contracts primarily relate to rail, barge and ocean freight transactions. Our use of commodity and freight contracts reduces the effects of price volatility, thereby protecting us against adverse short-term price movements, while limiting the benefits of short-term price movements. To reduce the price change risks associated with holding fixed-price commitments, we generally take opposite and offsetting positions by entering into commodity futures contracts or options in order to arrive at a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are purchased and sold through regulated commodity futures exchanges for grain, and regulated mercantile exchanges for refined products and crude oil. We also use OTC instruments to hedge our exposure to price fluctuations on commodities and fixed-price arrangements. The price risk we encounter for crude oil and most of the grain and oilseed volumes we handle can be hedged. Price risk associated with fertilizer and certain grains cannot be hedged with futures because there are no futures for these commodities and, as a result, risk is managed through the use of forward sales contracts and other pricing arrangements and, to some extent, cross-commodity futures hedging. Certain fertilizer and propane contracts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are accounted for as normal purchase and normal sales transactions. We expect all normal purchase and normal sales transactions to result in physical settlement.

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

Hedging arrangements do not protect against nonperformance by counterparties to contracts. We primarily use exchange traded instruments which minimize exposure to counterparties' nonperformance. We evaluate exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of the counterparty’s financial condition and also the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than current market prices. We manage risks by entering into fixed-price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

As of August 31, 2015 and 2014, we had outstanding commodity and freight futures that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments. We have made revisions to the information that we have historically included in this table below to correct for errors in the previously disclosed amounts. We previously disclosed volume information for physically-settled forward purchase and sale contracts, including some contracts not accounted for as derivatives. As a result, we have corrected the derivative volume disclosure presented below to include information on the notional amounts for contracts accounted for as derivatives in accordance with ASC Topic 815, Derivatives and Hedging. These revisions did not materially impact our previously issued consolidated financial statements.

	2015		2014
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	711,066	895,326	655,799	802,479
Energy products - barrels	17,238	11,676	20,191	16,431
Soy products - tons	706	2,741	749	3,047
Crop nutrients - tons	48	116	59	126
Ocean and barge freight - metric tons	5,916	1,962	5,727	4,250
Rail freight - rail cars	297	122	364	186
Livestock - pounds	10,480	1,280	11,960	46,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to some risk relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $1.3 billion and $784.4 million as of August 31, 2015 and August 31, 2014, respectively.

Interest Rate Contracts:

CHS Capital, our wholly-owned finance subsidiary, has interest rate swaps that lock the interest rates of the underlying loans with a combined notional amount of $2.5 million expiring at various times through fiscal 2018, with $0.4 million of the notional amount expiring during fiscal 2016. None of CHS Capital’s interest rate swaps qualify for hedge accounting and as a result, changes in fair value are recorded in earnings within interest expense, net in our Consolidated Statements of Operations. Long-term debt used to finance non-current assets carries various fixed interest rates and is payable at various dates to minimize the effects of market interest rate changes. The weighted-average interest rate on fixed rate debt outstanding on August 31, 2015 was approximately 5.8%.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of August 31, 2015 and 2014, we have certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the years ended August 31, 2015 and 2014, we recorded offsetting fair value adjustments of $8.0 million and $4.2 million, respectively, with no ineffectiveness recorded in earnings.

We have outstanding interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. The swaps expire in fiscal 2016 with no material amounts expected to be included in earnings during the next 12 months.

In fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that were terminated in February 2014 as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest expense, net in our Consolidated Statement of Operations for the year ended August 31, 2014.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2015, 2014, and 2013:

	2015	2014	2013
	(Dollars in thousands)
Interest rate derivatives	$(4,078)	$(10,580)	$24,135

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the years ended August 31, 2015, 2014, and 2013:

	Location of Gain (Loss)	2015	2014	2013
		(Dollars in thousands)
Interest rate derivatives	Interest expense, net	$(792)	$12,727	$(907)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13        Fair Value Measurements

ASC Topic 820, Fair Value Measurement defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair values of derivative instruments and certain other assets, based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value, and our assessment of relevant instruments within those levels is as follows:

Level 1:  Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities include exchange-traded derivative instruments, Rabbi Trust investments, deferred compensation investments and available-for-sale investments.

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include interest rate, foreign exchange, and commodity swaps; forward commodity and freight purchase and sales contracts with a fixed price component; and other OTC derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring fair value measurements at August 31, 2015 and 2014 are as follows:

	2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$46,976	$429,094	$—	$476,070
Interest rate swap derivatives	—	14,216	—	14,216
Foreign currency derivatives	—	23,155	—	23,155
Deferred compensation assets	72,571	—	—	72,571
Other assets	10,905	—	—	10,905
	$130,452	$466,465	$—	$596,917
Liabilities:
Commodity and freight derivatives	$58,873	$368,179	$—	$427,052
Interest rate swap derivatives	—	6,119	—	6,119
Foreign currency derivatives	—	37,598	—	37,598
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	75,982	75,982
	$58,873	$411,896	$75,982	$546,751

	2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$78,590	$518,620	$—	$597,210
Interest rate swap derivatives	—	4,200	—	4,200
Foreign currency derivatives	2,523	—	—	2,523
Deferred compensation assets	83,217	—	—	83,217
Other assets	8,778	—	—	8,778
	$173,108	$522,820	$—	$695,928
Liabilities:
Commodity and freight derivatives	$117,690	$479,922	$—	$597,612
Interest rate swap derivatives	—	130	—	130
Foreign currency derivatives	2,248	—	—	2,248
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	114,917	114,917
	$119,938	$480,052	$114,917	$714,907

Commodity, freight and foreign currency derivatives — Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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
Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense, net. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information about interest rates swaps designated as fair value and cash flow hedges.
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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
Item	August 31, 2015	Valuation Technique	Unobservable Input	(Weighted Average)
(Dollars in thousands)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$75,982	Adjusted Black-Scholes option pricing model	Forward crack spread margin on August 31, 2015 (a)	$12.99-$24.33 ($19.67)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	159.05%
			Risk-free interest rate (d)	0.48-0.94% (0.67%)
			Expected life - years (e)	1.00-2.00 (1.41)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended August 31, 2015 and 2014:

	Level 3 Liabilities
	Accrued Liability for Contingent Crack Spread Payments Related to Purchase of Noncontrolling Interests
	2015	2014
	(Dollars in thousands)
Balance - beginning of year	$114,917	$134,134
Amounts currently payable	(2,625)	—
Total (gains) losses included in cost of goods sold	(36,310)	(19,217)
Balance - end of year	$75,982	$114,917

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $94.6 million was outstanding on August 31, 2015. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2015.

Credit Commitments

CHS Capital has commitments to extend credit to customers as long as there is no violation of any condition established in the contracts. As of August 31, 2015, CHS Capital’s customers have additional available credit of $1.0 billion.

Lease Commitments

We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Our operating leases, which are primarily for rail cars, equipment, vehicles and office space have remaining terms of one to 12 years. Total rental expense for operating leases was $56.7 million, $47.4 million and $41.6 million for the years ended August 31, 2015, 2014 and 2013, respectively. We lease certain rail cars, equipment, vehicles and other assets under capital lease arrangements. These assets are included in property, plant and equipment, net on our Consolidated Balance Sheets while the corresponding capital lease obligations are included in long-term debt. See Note 5, Property, Plant and Equipment and Note 7, Notes Payable and Long-Term Debt for more information about capital leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum future lease payments required under noncancelable operating leases as of August 31, 2015 were as follows:

(Dollars in thousands)
2016	$54,188
2017	43,748
2018	36,004
2019	28,433
2020	20,968
Thereafter	66,399
Total minimum future lease payments	$249,740

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2015, minimum future payments required under long-term commitments that are noncancelable, and that third parties have used to secure financing for the facilities that will provide the contracted goods, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$815,179	$62,585	$111,905	$109,712	$530,977

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at August 31, 2015, is $655.0 million. Total payments under these arrangements were $66.8 million, $65.5 million and $62.4 million for the years ended August 31, 2015, 2014 and 2013, respectively.

Note 15        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2015, 2014 and 2013 is included in the table below. We have revised certain prior period amounts in the table related to interest, capital expenditures and capital leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	2015	2014	2013
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$130,571	$166,524	$261,670
Income taxes	54,229	23,363	23,228
Other significant noncash investing and financing transactions:
Capital expenditures and major repairs incurred but not yet paid (1)	60,226	64,825	39,638
Capital lease obligations incurred	9,741	62,425	71,296
Capital equity certificates redeemed with preferred stock	—	200,000	—
Capital equity certificates issued in exchange for Ag acquisitions	15,618	14,278	18,211
Accrual of dividends and equities payable	384,427	409,961	390,153
Assets contributed to Ardent Mills joint venture	—	205,040	—

(1)
Represents acquisition of property, plant and equipment and capitalized major maintenance costs for which cash payments have not yet been made as of the end of each fiscal period presented. Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on our Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16        Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2015, 2014 and 2013, respectively, and balances as of August 31, 2015 and 2014, respectively, are as follows:

	2015	2014	2013
	(Dollars in thousands)
Sales	$2,310,875	$3,247,197	$2,963,468
Purchases	1,762,663	1,648,030	1,535,176

	2015	2014
	(Dollars in thousands)
Due from related parties	$73,000	$16,737
Due to related parties	6,656	43,361

The related party transactions were primarily with TEMCO, Horizon Milling, Ardent Mills and Ventura Foods.

Note 17        Acquisitions

During the year ended August 31, 2015, we paid $321.0 million in consideration to acquire various businesses in our Ag segment. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements. Included among these transactions was the June 2015 acquisition of Patriot Holdings, LLC, which operates an ethanol plant that has expanded our grain origination opportunities and increased our renewable fuels capacity. Additionally, we acquired Northstar Agri Industries, a canola processing and refining business in July 2015. The acquisition expands our oilseed processing platform to include canola in addition to soybeans, expands our oil product offerings to global food companies, and links growers purchasing canola seed from CHS-owned retail outlets to an integrated supply chain. The preliminary allocation of consideration for net assets acquired in our aggregate acquisitions during the year ended August 31, 2015 is summarized as follows:

(Dollars in thousands)
Current assets	$60,577
Property, plant and equipment	312,288
Goodwill	423
Other assets	16,118
Current liabilities	(60,127)
Other liabilities	(8,261)
Total net assets acquired	$321,018

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

CHS McPherson Refinery Inc. (formerly National Cooperative Refinery Association or "NCRA")
In November 2011, our Board of Directors approved a stock transfer agreement between us and GROWMARK, Inc. ("Growmark"), and a stock transfer agreement between us and MFA Oil Company ("MFA"). Pursuant to these agreements, we began to acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately 25.6% of NCRA’s outstanding capital stock. Prior to the first closing, we owned the remaining approximately 74.4% of NCRA’s outstanding capital stock as of August 31, 2012 and accordingly, upon completion of the acquisitions described by these agreements, NCRA would be a wholly-owned subsidiary. As of August 31, 2015, our ownership was 88.9% and with the final closing in September 2015, our ownership increased to 100%. The entity is now known as CHS McPherson Refinery Inc. ("CHS McPherson").

Pursuant to the agreement with Growmark, we acquired stock representing approximately 18.6% of NCRA’s outstanding capital stock in four separate closings held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which was paid through the first three closings, and $111.4 million of which was paid at the final closing in September 2015). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

Pursuant to the agreement with MFA, we acquired stock representing approximately 7.0% of NCRA’s outstanding capital stock in four separate closings held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which was paid through the first three closings, and $41.6 million of which was paid at the final closing in September 2015). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

As of August 31, 2015 and 2014, the amounts recognized in other liabilities on our Consolidated Balance Sheets for these contingent consideration arrangements are $76.0 million and $114.9 million, respectively. Corresponding gains of $36.3 million and $19.2 million are included in cost of goods sold in our Consolidated Statements of Operations for the years ended August 31, 2015 and 2014, respectively. The first contingent consideration payment in the amount of $16.5 million was made in October 2013; and based on the average crack spread margins during fiscal 2014, no payment was made in October 2014. As of August 31, 2015, $2.6 million was recorded as a current liability and was subsequently paid in October 2015.

In accordance with ASC Topic 480, patronage earned by Growmark and MFA has been included as interest expense in our Consolidated Statements of Operations. During the years ended August 31, 2015, 2014 and 2013, $31.0 million, $65.5 million and $142.4 million, respectively, was recognized as interest expense for the patronage earned by Growmark and MFA.

Note 18        Correction of Immaterial Errors

Lease Accounting:

We lease rail cars, equipment, vehicles and other assets under noncancelable lease agreements for use in our agricultural and transportation operations in both our Energy and Ag segments. During the fourth quarter of fiscal 2015, we determined that we had historically applied the accounting principles of ASC Topic 840, Leases, incorrectly by accounting for all of our lease arrangements as operating leases. We subsequently determined that certain of our leases met, at lease inception, one or more of the ASC 840-10-25-1 criteria that require a lease to be classified and accounted for as a capital lease. Consequently, prior period amounts in the financial statements, notes thereto and related disclosures contained in this Annual Report on Form 10-K for the year ended August 31, 2015 have been revised to adjust for these errors.

Statement of Cash Flows Presentation:

During the fourth quarter of fiscal 2015, we determined that our historical presentation of cash flows related to the acquisition of property, plant and equipment and expenditures for major repairs was incorrect. Amounts presented as cash outflows in prior periods included acquisitions of assets for which cash had not yet been paid, resulting in misstatements of both investing and operating cash flows. We have revised prior period amounts in the financial statements, notes thereto and related disclosures contained in this Annual Report on Form 10-K for the year ended August 31, 2015 to correct these errors.

Materiality Assessment:

We assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), our consolidated financial statements as of August 31, 2014 and for the years ended August 31, 2014 and 2013, which are presented herein, have been revised. The following are selected line items from our consolidated financial statements illustrating the effects of these revisions:

	CONSOLIDATED BALANCE SHEET
	August 31
	2014
	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
ASSETS
Property, plant and equipment	$4,031,023	$149,125	$4,180,148
Total assets	15,146,979	149,125	15,296,104
LIABILITIES AND EQUITIES
Current portion of long-term debt	156,836	45,129	201,965
Total current liabilities	6,184,009	45,129	6,229,138
Long-term debt	1,299,664	103,996	1,403,660
Total liabilities and equities	15,146,979	149,125	15,296,104

	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended August 31
	2014			2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cost of goods sold	$41,016,798	$(5,311)	$41,011,487	$42,706,205	$(5,132)	$42,701,073
Gross profit	1,647,235	5,311	1,652,546	1,773,652	5,132	1,778,784
Operating earnings	1,044,637	5,311	1,049,948	1,220,029	5,132	1,225,161
Interest expense, net	134,942	5,311	140,253	231,567	5,132	236,699
Income before income taxes	1,131,303	—	1,131,303	1,085,994	—	1,085,994

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended August 31
	2014			2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cash flows from operating activities:
Depreciation and amortization	267,167	39,080	306,247	241,791	34,789	276,580
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts payable and accrued expenses	(164,616)	(25,187)	(189,803)	52,897	(39,639)	13,258
Net cash provided by (used in) operating activities	1,427,351	13,893	1,441,244	2,477,800	(4,850)	2,472,950
Cash flows from investing activities:
Acquisition of property, plant and equipment	(943,888)	24,812	(919,076)	(659,373)	39,490	(619,883)
Expenditures for major repairs	(3,305)	375	(2,930)	(73,701)	149	(73,552)
Net cash provided by (used in) investing activities	(1,341,582)	25,187	(1,316,395)	(534,958)	39,639	(495,319)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(39,871)	(39,871)	—	(35,387)	(35,387)
Other financing activities, net	(447)	791	344	(336)	598	262
Net cash provided by (used in) financing activities	240,530	(39,080)	201,450	(443,174)	(34,789)	(477,963)