Form 10-Q
period 2015-11-30
CHS INC
filed 2016-01-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2015.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2015.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission ("SEC"), including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2015	August 31, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,257,260	$953,813
Receivables	2,992,754	2,818,110
Inventories	3,126,917	2,652,344
Derivative assets	443,857	513,441
Margin deposits	213,176	273,118
Supplier advance payments	749,698	391,504
Other current assets	355,624	406,479
Total current assets	9,139,286	8,008,809
Investments	1,011,165	1,002,092
Property, plant and equipment	5,331,232	5,192,927
Other assets	997,077	1,024,484
Total assets	$16,478,760	$15,228,312
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,694,363	$1,165,378
Current portion of long-term debt	179,104	170,309
Current portion of mandatorily redeemable noncontrolling interest	—	152,607
Customer margin deposits and credit balances	166,111	188,149
Customer advance payments	660,271	398,341
Checks and drafts outstanding	118,396	123,208
Accounts payable	2,303,441	1,690,094
Derivative liabilities	370,215	470,769
Accrued expenses	450,451	513,578
Dividends and equities payable	488,003	384,427
Total current liabilities	6,430,355	5,256,860
Long-term debt	1,232,578	1,260,808
Long-term deferred tax liabilities	587,702	580,835
Other liabilities	429,621	460,398
Commitments and contingencies
Equities:
Preferred stock	2,167,540	2,167,540
Equity certificates	4,080,711	4,099,882
Accumulated other comprehensive loss	(217,760)	(214,207)
Capital reserves	1,755,786	1,604,670
Total CHS Inc. equities	7,786,277	7,657,885
Noncontrolling interests	12,227	11,526
Total equities	7,798,504	7,669,411
Total liabilities and equities	$16,478,760	$15,228,312

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2015	2014
	(Dollars in thousands)
Revenues	$7,728,792	$9,499,468
Cost of goods sold	7,316,974	8,907,441
Gross profit	411,818	592,027
Marketing, general and administrative	152,004	161,968
Operating earnings	259,814	430,059
(Gain) loss on investments	(5,672)	(2,875)
Interest expense, net	6,993	21,905
Equity (income) loss from investments	(31,362)	(24,629)
Income before income taxes	289,855	435,658
Income taxes	23,681	57,327
Net income	266,174	378,331
Net income (loss) attributable to noncontrolling interests	(301)	(372)
Net income attributable to CHS Inc.	$266,475	$378,703

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30,
	2015	2014
	(Dollars in thousands)
Net income	$266,174	$378,331
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $1,760 and $2,324, respectively	3,201	3,731
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $363 and $388, respectively	560	630
Cash flow hedges, net of tax expense (benefit) of $(2,697) and $(149), respectively	(4,334)	(242)
Foreign currency translation adjustment	(2,980)	(5,206)
Other comprehensive income (loss), net of tax	(3,553)	(1,087)
Comprehensive income	262,621	377,244
Less: comprehensive income (loss) attributable to noncontrolling interests	(301)	(372)
Comprehensive income attributable to CHS Inc.	$262,922	$377,616

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$266,174	$378,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,350	83,180
Amortization of deferred major repair costs	18,518	8,817
(Income) loss from equity investments	(31,362)	(24,629)
Distributions from equity investments	22,991	15,558
Noncash patronage dividends received	(891)	(863)
(Gain) loss on disposition of property, plant and equipment	(1,611)	(759)
(Gain) loss on investments	(5,672)	(2,875)
Unrealized (gain) loss on crack spread contingent liability	(32,289)	(28,397)
Deferred taxes	7,409	26,656
Other, net	11,818	15,013
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(21,165)	170,897
Inventories	(466,554)	(875,486)
Derivative assets	72,117	(88,264)
Margin deposits	59,942	(83,740)
Supplier advance payments	(358,194)	(292,278)
Other current assets and other assets	50,348	33,879
Customer margin deposits and credit balances	(22,038)	(10,498)
Customer advance payments	261,931	119,737
Accounts payable and accrued expenses	596,881	546,637
Derivative liabilities	(107,373)	28,754
Other liabilities	(5,231)	6,867
Net cash provided by (used in) operating activities	416,099	26,537
Cash flows from investing activities:
Acquisition of property, plant and equipment	(251,678)	(302,701)
Proceeds from disposition of property, plant and equipment	2,931	2,241
Expenditures for major repairs	(18,897)	(1,337)
Short-term investments, net	—	(315,000)
Investments in joint ventures and other	(12,709)	(40,375)
Proceeds from sale of investments	17,990	6,084
Changes in notes receivable, net	(137,599)	(180,189)
Business acquisitions, net of cash acquired	(988)	5,501
Other investing activities, net	470	(4,979)
Net cash provided by (used in) investing activities	(400,480)	(830,755)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	2,524,577	1,255,259
Payments on lines of credit, long term-debt and capital lease obligations	(2,034,405)	(1,249,058)
Mandatorily redeemable noncontrolling interest payments	(153,022)	(65,981)
Payments on crack spread contingent liability	(2,625)	—
Changes in checks and drafts outstanding	(4,811)	(43,239)
Preferred stock issued	—	492,500
Preferred stock issuance costs	—	(16,047)
Preferred stock dividends paid	(40,500)	(22,486)
Retirements of equities	(3,314)	(2,591)
Cash patronage dividends paid	—	(555)
Other financing activities, net	—	148
Net cash provided by (used in) financing activities	285,900	347,950
Effect of exchange rate changes on cash and cash equivalents	1,928	(8,417)
Net increase (decrease) in cash and cash equivalents	303,447	(464,685)
Cash and cash equivalents at beginning of period	953,813	2,133,207
Cash and cash equivalents at end of period	$1,257,260	$1,668,522

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of November 30, 2015, the Consolidated Statements of Operations for the three months ended November 30, 2015 and 2014, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2015 and 2014, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2015 and 2014, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2015, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

The notes to our consolidated financial statements make reference to our Energy and Ag reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. See Note 9, Segment Reporting for more information.

Our consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany transactions have been eliminated.
As of August 31, 2015, we owned approximately 88.9% of National Cooperative Refinery Association ("NCRA"), which operated our McPherson, Kansas refinery and was fully consolidated within our financial statements. In September 2015, our ownership increased to 100% when we purchased the remaining noncontrolling interests in the entity upon the final closing pursuant to the November 2011 agreement described in Note 4, Investments. The entity is now known as CHS McPherson Refinery Inc. ("CHS McPherson").

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2015, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Revisions

In preparing our consolidated financial statements for the year ended August 31, 2015, we identified immaterial errors that impacted our previously issued consolidated financial statements. The primary errors related to: 1) incorrect application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 840, Leases to our lease arrangements and 2) inaccurate presentation of non-cash acquisitions of property, plant and equipment and expenditures for major repairs on our Consolidated Statements of Cash Flows. Prior period amounts presented in our consolidated financial statements and the related notes have been revised accordingly, and those revisions are noted where they appear. See Note 13, Correction of Immaterial Errors for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

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

For the three months ended November 30, 2015 and 2014, major repairs turnaround expenditures were $18.9 million and $1.3 million, respectively.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 clarifies and simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. We are currently evaluating the possibility of early adoption, along with the impact the adoption will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements in fiscal 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application as of the original date is permitted. This update permits the use of either the full or modified retrospective method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2        Receivables

	November 30, 2015	August 31, 2015
	(Dollars in thousands)
Trade accounts receivable	$1,786,538	$1,793,147
CHS Capital notes receivable	935,324	791,413
Other	380,282	339,995
	3,102,144	2,924,555
Less allowances and reserves	109,390	106,445
Total receivables	$2,992,754	$2,818,110

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

CHS Capital, LLC ("CHS Capital"), our wholly-owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principle balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $173.2 million and $190.4 million at November 30, 2015 and August 31, 2015, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of November 30, 2015 and August 31, 2015 the commercial notes represented 43% and 34%, respectively, and the producer notes represented 57% and 66%, respectively, of the total CHS Capital notes receivable.

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

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of November 30, 2015, customers of CHS Capital have additional available credit of approximately $927.9 million.

Note 3        Inventories

	November 30, 2015	August 31, 2015
	(Dollars in thousands)
Grain and oilseed	$1,469,816	$966,923
Energy	712,566	785,116
Crop nutrients	310,645	369,105
Feed and farm supplies	553,563	465,744
Processed grain and oilseed	61,173	48,078
Other	19,154	17,378
Total inventories	$3,126,917	$2,652,344

As of November 30, 2015, we valued approximately 13% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or market (18% as of August 31, 2015). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $22.6 million and $68.1 million at November 30, 2015 and August 31, 2015, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

As of August 31, 2015, we owned 88.9% of NCRA and with the final closing in September 2015, our ownership increased to 100%. NCRA is now known as CHS McPherson. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually thereafter, with the final closing occurring on September 1, 2015. Pursuant to this agreement, we made payments during the three months ended November 30, 2015 and 2014 of $153.0 million and $66.0 million, respectively. In addition to these payments, we paid $2.6 million during the three months ended November 30, 2015 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $43.7 million as of November 30, 2015.

In August 2015, we entered into an arrangement with CF Industries Holdings, Inc. ("CF Industries") to invest $2.8 billion in cash in exchange for an 11.4% membership interest (based on product tons) in CF Industries Nitrogen LLC ("CF Nitrogen") and a separate agreement to purchase nitrogen fertilizer products from that entity over an 80-year term. The closing date for our investment in CF Nitrogen is anticipated to be February 1, 2016, and we intend to finance this transaction using additional long-term debt in combination with existing credit facilities and available cash.

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of November 30, 2015, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. As of November 30, 2015, the carrying value of our investment in Ventura Foods was $354.0 million.

In fiscal 2014, we formed Ardent Mills, LLC ("Ardent Mills"), a joint venture with Cargill Incorporated ("Cargill") and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, giving CHS a 12% interest in Ardent Mills. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of November 30, 2015, the carrying value of our investment in Ardent Mills was $201.8 million.

TEMCO, LLC ("TEMCO") is owned and governed by Cargill (50%) and CHS (50%). Both owners have committed to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States ("Pacific Northwest") to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest through January 2037. We account for TEMCO as an equity method investment included in our Ag segment. As of November 30, 2015, the carrying value of our investment in TEMCO was $56.6 million.

Other Short-Term Investments

In the first quarter of fiscal 2015, we invested $315.0 million of the proceeds from the September 2014 Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock") issuance (see Note 7, Equities for additional information) in time deposits with original maturities of six and nine months with select highly-rated financial institution counterparties. As of November 30, 2015, we had no outstanding short term investments.

Note 5        Goodwill and Other Intangible Assets

Goodwill of $149.6 million and $150.1 million on November 30, 2015 and August 31, 2015, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the three months ended November 30, 2015, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2015	$552	$142,665	$6,898	$150,115
Effect of foreign currency translation adjustments	—	(497)	—	(497)
Balances, November 30, 2015	$552	$142,168	$6,898	$149,618

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	November 30, 2015			August 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$71,933	$(31,917)	$40,016	$70,925	$(30,831)	$40,094
Trademarks and other intangible assets	42,666	(32,703)	9,963	42,688	(32,134)	10,554
Total intangible assets	$114,599	$(64,620)	$49,979	$113,613	$(62,965)	$50,648

Total amortization expense for intangible assets during the three months ended November 30, 2015 and 2014 was $1.7 million and $1.8 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$7,120
Year 2	5,408
Year 3	4,217
Year 4	3,954
Year 5	3,607

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2015.

	November 30, 2015	August 31, 2015
	(Dollars in thousands)
Notes payable	$1,184,240	$813,717
CHS Capital notes payable	510,123	351,661
Total notes payable	$1,694,363	$1,165,378

In September 2015, we amended and restated our primary line of credit, which is a five-year, unsecured revolving credit facility to, among other things, provide for a committed amount of $3.0 billion that expires in September 2020. The outstanding balance on this facility was $450.0 million as of November 30, 2015; and there was no outstanding balance on the predecessor facility as of August 31, 2015.

In September 2015, we also entered into a ten-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million, which may be drawn down from time to time, but in no event on more than 10 occasions, from September 4, 2015 until September 4, 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement will bear interest at a base rate (or a London Interbank Offered Rate ("LIBOR")) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin will be based on our leverage ratio and ranges between 1.50% and 2.00% for LIBOR loans and between 0.50% and 1.00% for base rate loans. There are currently no amounts drawn under this agreement.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines will be used primarily to fund our working capital and will bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. We made initial borrowings of $150.0 million under these agreements in December 2015.

The following table presents the components of interest expense, net for the three months ended November 30, 2015 and 2014. We have revised prior period amounts in this table to include interest expense related to capital lease obligations that were previously accounted for as operating leases. See Note 13, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	For the Three Months Ended November 30,
	2015	2014
	(Dollars in thousands)
Interest expense	$22,710	$22,340
Interest-purchase of CHS McPherson noncontrolling interests	—	14,068
Capitalized interest	(13,659)	(11,905)
Interest income	(2,058)	(2,598)
Interest expense, net	$6,993	$21,905

Note 7        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period. As of November 30, 2015, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement.

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

In January 2015, we issued 20,700,000 shares of Class B Cumulative Redeemable Preferred Stock, Series 4 ("Class B Series 4 Preferred Stock") with a total redemption value of $517.5 million, excluding accumulated dividends. Net proceeds from the sale of our Class B Series 4 Preferred Stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $501.0 million. The Class B Series 4 Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCL and accumulates dividends at a rate of 7.50% per year, which are payable quarterly. Our Class B Series 4 Preferred Stock may be redeemed at our option beginning January 21, 2025.

Changes in Equities

Changes in equities for the three months ended November 30, 2015 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2015	$3,793,897	$23,057	$282,928	$2,167,540	$(214,207)	$1,604,670	$11,526	$7,669,411
Reversal of prior year redemption estimates	3,314	—	—	—	—	—	—	3,314
Redemptions of equities	(3,072)	(27)	(215)	—	—	—	—	(3,314)
Equities issued, net	13,943	—	—	—	—	—	—	13,943
Preferred stock dividends	—	—	—	—	—	(40,500)	—	(40,500)
Other, net	630	(7)	33	—	—	(1,740)	1,002	(82)
Net income	—	—	—	—	—	266,475	(301)	266,174
Other comprehensive income (loss), net of tax	—	—	—	—	(3,553)	—	—	(3,553)
Estimated 2016 cash patronage refunds	—	—	—	—	—	(73,119)	—	(73,119)
Estimated 2016 equity redemptions	(33,770)	—	—	—	—	—	—	(33,770)
Balances, November 30, 2015	$3,774,942	$23,023	$282,746	$2,167,540	$(217,760)	$1,755,786	$12,227	$7,798,504

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three months ended November 30, 2015 and 2014:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Current period other comprehensive income (loss), net of tax	6,419	560	(4,216)	(2,980)	(217)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3,218)	—	(118)	—	(3,336)
Net other comprehensive income (loss), net of tax	3,201	560	(4,334)	(2,980)	(3,553)
Balance as of November 30, 2015	$(168,528)	$4,716	$(9,658)	$(44,290)	$(217,760)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Current period other comprehensive income (loss), net of tax	348	630	(368)	(5,206)	(4,596)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,383	—	126	—	3,509
Net other comprehensive income (loss), net of tax	3,731	630	(242)	(5,206)	(1,087)
Balance as of November 30, 2014	$(148,121)	$5,028	$(2,964)	$(11,787)	$(157,844)

Amounts reclassified from accumulated other comprehensive income (loss) were primarily related to pension and other postretirement benefits. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as marketing, general and administrative expenses (see Note 8, Benefit Plans for further information).

Note 8        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three months ended November 30, 2015 and 2014 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit costs for the three months ended November 30 are as follows:	(Dollars in thousands)
Service cost	$9,383	$9,058	$259	$225	$353	$472
Interest cost	7,693	7,014	352	352	427	415
Expected return on assets	(12,014)	(12,438)	—	—	—	—
Prior service cost (credit) amortization	402	407	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,754	4,901	173	261	(116)	(105)
Net periodic benefit cost	$10,218	$8,942	$841	$895	$634	$752

Employer Contributions

Total contributions to be made during fiscal 2016, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2015, we made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2016, but we may make a voluntary contribution during the fourth quarter of fiscal 2016.

Note 9        Segment Reporting

We have aligned our segments in accordance with ASC Topic 280, Segment Reporting, and have identified our operating segments to reflect the manner in which our chief operating decision maker, our Chief Executive officer, evaluates performance and manages the business. We have aggregated those operating segments into our reportable Energy and Ag segments.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, serves as a wholesaler and retailer of crop inputs and produces and markets ethanol. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services.

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

Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, ethanol, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. See Note 4, Investments for more information on these entities.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2015 and 2014 is presented in the tables below. We have revised prior period amounts in these tables to include activity and amounts related to capital leases that were previously accounted for as operating leases. See Note 13, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2015:	(Dollars in thousands)
Revenues	$1,705,913	$6,114,256	$19,895	$(111,272)	$7,728,792
Operating earnings (losses)	180,513	74,990	4,311	—	259,814
(Gain) loss on investments	—	(5,672)	—	—	(5,672)
Interest expense, net	(11,601)	14,970	3,624	—	6,993
Equity (income) loss from investments	(823)	(3,576)	(26,963)	—	(31,362)
Income before income taxes	$192,937	$69,268	$27,650	$—	$289,855
Intersegment revenues	$(107,103)	$(3,053)	$(1,116)	$111,272	$—
Capital expenditures	$132,367	$98,138	$21,173	$—	$251,678
Depreciation and amortization	$41,063	$55,173	$4,114	$—	$100,350
Total assets at November 30, 2015	$4,458,849	$8,415,496	$3,604,415	$—	$16,478,760

	Energy	Ag	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2014:	(Dollars in thousands)
Revenues	$3,018,453	$6,639,971	$19,983	$(178,939)	$9,499,468
Operating earnings (losses)	282,903	151,889	(4,733)	—	430,059
(Gain) loss on investments	—	(2,875)	—	—	(2,875)
Interest expense, net	4,007	15,520	2,378	—	21,905
Equity (income) loss from investments	(340)	(20)	(24,269)	—	(24,629)
Income before income taxes	$279,236	$139,264	$17,158	$—	$435,658
Intersegment revenues	$(174,953)	$(2,998)	$(988)	$178,939	$—
Capital expenditures	$165,867	$124,017	$12,817	$—	$302,701
Depreciation and amortization	$35,238	$44,992	$2,950	$—	$83,180
Total assets at November 30, 2014	$4,446,385	$8,205,480	$4,089,658	$—	$16,741,523

Note 10        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments for accounting purposes, with the exception of certain interest rate swap contracts which are accounted for as cash flow or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 11, Fair Value Measurements.

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

	November 30, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$404,915	$—	$29,143	$375,772
Foreign exchange derivatives	24,364	—	13,080	11,284
Interest rate derivatives - hedge	14,578	—	—	14,578
Total	$443,857	$—	$42,223	$401,634
Derivative Liabilities:
Commodity and freight derivatives	$342,378	$18,449	$29,143	$294,786
Foreign exchange derivatives	22,551	—	13,080	9,471
Interest rate derivatives - hedge	5,267	—	—	5,267
Interest rate derivatives - non-hedge	19	—	—	19
Total	$370,215	$18,449	$42,223	$309,543

	August 31, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$476,071	$—	$58,401	$417,670
Foreign exchange derivatives	23,154	—	11,682	11,472
Interest rate derivatives - hedge	14,216	—	—	14,216
Total	$513,441	$—	$70,083	$443,358
Derivative Liabilities:
Commodity and freight derivatives	$427,052	$11,482	$58,401	$357,169
Foreign exchange derivatives	37,598	—	11,682	25,916
Interest rate derivatives - hedge	6,058	—	—	6,058
Interest rate derivatives - non-hedge	61	—	—	61
Total	$470,769	$11,482	$70,083	$389,204

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2015 and 2014. We have revised the information that we have historically included in this table below to correct for immaterial errors in the previously disclosed amounts. Although such gains and losses have been, and continue to be, appropriately recorded in the Consolidated Statements of Operations, the previous disclosures did not accurately reflect the derivative gains and losses in each period. These disclosure revisions did not materially impact our consolidated financial statements.

		For the Three Months Ended November 30,
	Location of Gain (Loss)	2015	2014
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$35,046	$73,683
Foreign exchange derivatives	Cost of goods sold	8,206	2,343
Interest rate derivatives	Interest, net	(704)	29
Total		$42,548	$76,055

Commodity and Freight Contracts:

As of November 30, 2015 and August 31, 2015, we had outstanding commodity futures and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	November 30, 2015		August 31, 2015
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	682,616	950,565	711,066	895,326
Energy products - barrels	11,647	7,886	17,238	11,676
Processed grain and oilseed - tons	695	3,120	706	2,741
Crop nutrients - tons	60	25	48	116
Ocean and barge freight - metric tons	4,231	2,180	5,916	1,962
Rail freight - rail cars	227	102	297	122
Natural gas - MMBtu	10,420	—	—	—
Livestock - pounds	40,520	25,000	10,480	1,280

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to immaterial risks relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $731.7 million and $1.3 billion as of November 30, 2015 and August 31, 2015, respectively.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of November 30, 2015 and August 31, 2015, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the three months ended November 30, 2015, and 2014, we recorded offsetting fair value adjustments of $2.3 million, and $8.2 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded an immaterial amount of losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. Because the issuances of fixed-rate debt continue to be probable of occurring, amounts recorded in other comprehensive income will remain there until issuance and will then be amortized into earnings over the life of the debt. The swaps expire in fiscal 2016 with immaterial amounts expected to be included in earnings during the next 12 months.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2015 and 2014.

	For the Three Months Ended November 30,
	2015	2014
	(Dollars in thousands)
Interest rate derivatives	$(6,818)	$(594)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three months ended November 30, 2015 and 2014.

		For the Three Months Ended November 30,
	Location of Gain (Loss)	2015	2014
		(Dollars in thousands)
Interest rate derivatives	Interest income (expense)	$(191)	$(203)

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

Recurring fair value measurements at November 30, 2015 and August 31, 2015 are as follows:

	November 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$25,389	$379,526	$—	$404,915
Foreign currency derivatives	—	24,364	—	24,364
Interest rate swap derivatives	—	14,578	—	14,578
Deferred compensation assets	73,629	—	—	73,629
Other assets	11,745	—	—	11,745
Total	$110,763	$418,468	$—	$529,231
Liabilities:
Commodity and freight derivatives	$45,118	$297,260	$—	$342,378
Foreign currency derivatives	—	22,551	—	22,551
Interest rate swap derivatives	—	5,286	—	5,286
Crack spread contingent consideration liability	—	—	43,693	43,693
Total	$45,118	$325,097	$43,693	$413,908

	August 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$46,976	$429,094	$—	$476,070
Foreign currency derivatives	—	23,155	—	23,155
Interest rate swap derivatives	—	14,216	—	14,216
Deferred compensation assets	72,571	—	—	72,571
Other assets	10,905	—	—	10,905
Total	$130,452	$466,465	$—	$596,917
Liabilities:
Commodity and freight derivatives	$58,873	$368,179	$—	$427,052
Foreign currency derivatives	—	37,598	—	37,598
Interest rate swap derivatives	—	6,119	—	6,119
Crack spread contingent consideration liability	—	—	75,982	75,982
Total	$58,873	$411,896	$75,982	$546,751

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

Interest rate swap derivatives — Fair values of our interest rate swap liabilities are determined utilizing valuation models that are widely accepted in the market to value such OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest, net. See Note 10, Derivative Financial Instruments and Hedging Activities for additional information about interest rate swaps designated as fair value and cash flow hedges.

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

Crack spread contingent consideration liability — The fair value of the contingent consideration liability related to the purchase of CHS McPherson was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements
Item	Fair Value November 30, 2015 (Dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Crack spread contingent consideration liability	$43,693	Adjusted Black-Scholes option pricing model	Forward crack spread margin quotes on November 30, 2015 (a)	$13.21-$16.37 ($14.51)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	147.48%
			Risk-free interest rate (d)	0.48-0.94% (0.67%)
			Expected life - years (e)	0.75-1.75 (1.16)
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended November 30, 2015 and 2014.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2015	2014
	(Dollars in thousands)
Balances, August 30, 2015 and 2014, respectively	$75,982	$114,917
Total (gains) losses included in cost of goods sold	(32,289)	(28,397)
Balances, November 30, 2015 and 2014, respectively	$43,693	$86,520

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities.

Note 12        Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2015, our bank covenants allowed maximum guarantees of $1.0 billion, of which $97.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2015.

Note 13        Correction of Immaterial Errors

Lease Accounting

We lease rail cars, equipment, vehicles and other assets under noncancelable lease agreements for use in our agricultural and transportation operations in both our Energy and Ag segments. During the fourth quarter of fiscal 2015, we determined that we had historically applied the accounting principles of ASC Topic 840, Leases, incorrectly by accounting for all of our lease arrangements as operating leases. We subsequently determined that certain of our leases met, at lease inception, one or more of the ASC 840-10-25-1 criteria that require a lease to be classified and accounted for as a capital lease. Consequently, prior period amounts in the financial statements, notes thereto and related disclosures have been revised to adjust for these errors.

Statement of Cash Flows Presentation

During the fourth quarter of fiscal 2015, we determined that our historical presentation of cash flows related to the acquisition of property, plant and equipment and expenditures for major repairs was incorrect. Amounts presented as cash outflows in prior periods included acquisitions of assets for which cash had not yet been paid, resulting in misstatements of both investing and operating cash flows. We have revised prior period amounts in the financial statements, notes thereto and related disclosures to correct these errors.

Materiality Assessment

We assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), our consolidated financial statements as of and for the three months ended November 30, 2014, which are presented herein, have been revised. The following are selected line items from our consolidated financial statements illustrating the effects of these revisions:

	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended November 30, 2014
	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cost of goods sold	$8,908,745	$(1,304)	$8,907,441
Gross profit	590,723	1,304	592,027
Operating earnings	428,755	1,304	430,059
Interest expense, net	20,601	1,304	21,905
Income before income taxes	435,658	—	435,658

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended November 30, 2014
	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cash flows from operating activities:
Depreciation and amortization	$73,322	$9,858	$83,180
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts payable and accrued expenses	510,966	35,671	546,637
Net cash provided by (used in) operating activities	(18,992)	45,529	26,537
Cash flows from investing activities:
Acquisition of property, plant and equipment	(267,279)	(35,422)	(302,701)
Expenditures for major repairs	(1,088)	(249)	(1,337)
Net cash provided by (used in) investing activities	(795,084)	(35,671)	(830,755)
Cash flows from financing activities:
Principal payments on capital lease obligations (1)	—	(10,129)	(10,129)
Other financing activities, net	(118)	266	148
Net cash provided by (used in) financing activities	357,808	(9,858)	347,950

(1) Principal payments on capital lease obligations are now included as part of the "Payments on lines of credit, long-term debt and capital lease obligations" line item on our Consolidated Statements of Cash Flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our 8% Cumulative Redeemable Preferred Stock ("8% Preferred Stock"), our Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 ("Class B Series 2 Preferred Stock"), our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock") and our Class B Cumulative Redeemable Preferred Stock, Series 4 ("Class B Series 4 Preferred Stock"), which are listed on the NASDAQ Stock Market LLC ("NASDAQ") under the symbols CHSCP, CHSCO, CHSCN, CHSCM and CHSCL, respectively.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents, as well as distribute unbranded refined fuels. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers or further processed by us into a variety of grain-based food products or renewable fuels.

The following discussion makes reference to our Energy and Ag reportable segments, as well as our Corporate and Other category. See Note 9, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our reportable segments.

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

Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, ethanol, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

Our business is cyclical and in recent years the Ag and Energy economies have been near the peak of the cycle. The Ag and Energy industries have fallen off of their peaks and entered into a down cycle characterized by reduced commodity prices and margins globally. We are unable to predict how long this down cycle will last or when it will bottom out. During this period, we, along with our competitors and customers, expect our margins to be under pressure as energy and commodity prices remain low and potentially further decline. As we operate in this ongoing down cycle, we are taking prudent actions regarding costs and investments, while continuing to position ourselves to take advantage of opportunities as they arise.

Results of Operations

Comparison of the three months ended November 30, 2015 and November 30, 2014

General.  We recorded income before income taxes of $289.9 million during the three months ended November 30, 2015 compared to $435.7 million during the three months ended November 30, 2014, a decrease of $145.8 million (33%). Operating results reflected decreased pretax earnings in our Energy and Ag segments, partially offset by increased pretax earnings in Corporate and Other.

Our Energy segment generated income before income taxes of $192.9 million for the three months ended November 30, 2015 compared to $279.2 million in the three months ended November 30, 2014, representing a decrease of $86.3 million (31%). The majority of the decline for the three months ended November 30, 2015, was driven by our refined fuels business as a result of lower refining margins which included an insignificant charge to reduce our inventory to market value. Like all downstream refinery owners, we are impacted by fluctuations in energy commodity prices by the requirement to reduce our inventory values to the lower of cost or market (LCM) and should energy commodity prices continue to decline, we may be subject to additional non-cash LCM adjustments which could be significant. Our lubricants and transportation businesses also experienced declines while our propane business earnings increased over the same period versus prior year. We are subject to the Renewable Fuels Standard ("RFS") which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuels percentage standards ("mandate") for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be extremely volatile. On November 30, 2015, the EPA released the final mandate for years 2014, 2015, and 2016 and the price of RINs has increased substantially since the finalization of the mandate. This increase did not have a significant impact on our financial results.

Our Ag segment generated income before income taxes of $69.3 million for the three months ended November 30, 2015 compared to $139.3 million in the three months ended November 30, 2014, a decrease in earnings of $70.0 million (50%). Our country operations business earnings decreased $35.8 million during the three months ended November 30, 2015, compared to the same three-month period of the previous year, due primarily to a decrease in grain volumes and margins in our country elevator locations. Our grain marketing business earnings decreased by $28.3 million during the three months ended November 30, 2015 compared with the three months ended November 30, 2014, primarily as a result of decreases in logistical and margin performance. Our processing and food ingredients business experienced an increase in earnings of $12.1 million for the three months ended November 30, 2015 compared to the same period of the previous year, primarily related to higher margins on our soybean crushing business. Earnings from our wholesale crop nutrients business decreased $15.6 million for the three months ended November 30, 2015 compared with the three months ended November 30, 2014, primarily due to decreased margins. Earnings from our renewable fuels business decreased by $2.6 million for the three months ended November 30, 2015 compared with the three months ended November 30, 2014, due to lower margins resulting from lower ethanol prices, partially offset by an increase in production volumes due to the acquisition of our Annawan, Illinois ethanol plant in the fourth quarter of fiscal 2015.

Corporate and Other generated income before income taxes of $27.7 million during the three months ended November 30, 2015 compared to $17.2 million during the three months ended November 30, 2014, an increase in earnings of $10.5 million (61%). The increase is primarily related to improved performance from our Ventura Foods, LLC investment and, to a lesser extent, slightly higher earnings in our business solutions operations.

Net Income attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2015 was $266.5 million compared to $378.7 million for the three months ended November 30, 2014, which represents a $112.2 million (30%) decrease.

Revenues.  Consolidated revenues were $7.7 billion for the three months ended November 30, 2015 compared to $9.5 billion for the three months ended November 30, 2014, a decrease of $1.8 billion (19%).

Our Energy segment revenues, after elimination of intersegment revenues, of $1.6 billion decreased by $1.2 billion (44%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. During the three months ended November 30, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $107.1 million and $175.0 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $998.8 million (42%), of which $838.0 million was related to lower prices and $160.8 million was related to lower volumes, compared to the same period of the previous year. The sales price of refined fuels decreased $1.03 per gallon and volumes decreased by approximately 7%. Propane revenues decreased $234.5 million (64%), which included $135.6 million related to a lower net average selling price and a $98.9 million (27%) decrease in volumes, when compared to the same period of the previous year. The average selling price of propane decreased $0.64 per gallon (51%), when compared to the same period of the previous year.

Our Ag segment revenues, after elimination of intersegment revenues, of $6.1 billion decreased $525.8 million (8%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014.

Grain revenues in our Ag segment totaled $4.2 billion and $4.4 billion during the three months ended November 30, 2015 and 2014, respectively. Of the grain revenues decrease of $248.0 million (6%), $181.6 million is due to decreased average grain selling prices and $66.4 million is due to lower net volumes during the three months ended November 30, 2015 compared to the same period of the previous year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $0.27 per bushel (4%) compared to the three months ended November 30, 2014. Wheat volumes decreased, partially offset by volume increases in corn and soybeans, compared to the three months ended November 30, 2014.

Our processing and food ingredients revenues in our Ag segment of $393.7 million decreased $28.6 million (7%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. The net decrease in revenues is comprised of a $72.9 million decrease in average selling price, partially offset by an increase in volumes of our oilseed products of $44.3 million compared to the three months ended November 30, 2014. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

Wholesale crop nutrient revenues in our Ag segment of $512.5 million decreased $59.8 million (10%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. The wholesale crop nutrient revenues decrease is comprised of $20.3 million related to lower volumes and $39.5 million associated with lower prices during the three months ended November 30, 2015 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $26.76 (7%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes decreased 4% during the three months ended November 30, 2015 compared with the three months ended November 30, 2014.

Our renewable fuels revenue of $385.3 million decreased by $109.0 million (22%) during the three months ended November 30, 2015 when compared with the same period from the previous year. During the current year we experienced an aggregate decrease in the average sales price of our marketing and production renewable fuels products of $65.0 million, which decreased by $0.28 (14%) per gallon during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This decrease was also comprised of an aggregate decrease in our marketing and production renewable fuels sales volume of $44.0 million (9%) when compared to the three months ended November 30, 2014.

Our Ag segment other product revenues, primarily feed and farm supplies, of $571.4 million decreased by $83.1 million (13%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014, primarily the result of a decrease in our country operations retail crop nutrients and the sales price of energy related products.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $7.3 billion for the three months ended November 30, 2015 compared to $8.9 billion for the three months ended November 30, 2014, a decrease of $1.6 billion (18%).

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.4 billion decreased by $1.1 billion (45%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. For the three months ended November 30, 2015, refined fuels costs decreased $863.1 million, which was primarily driven by a decrease in the average cost per gallon of $0.88 (36%) with the remainder of the decrease due to lower volumes when compared to the three months ended November 30, 2014. Cost of goods sold for propane decreased $267.1 million (69%), which reflects a 27% decrease in volumes and an average cost decrease of $0.76 per gallon (57%), when compared to the three months ended November 30, 2014.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $5.9 billion decreased $447.1 million (7%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. Grain cost of goods sold in our Ag segment totaled $4.1 billion and $4.2 billion during the three months ended November 30, 2015 and 2014, respectively. The cost of grains and oilseed procured through our Ag segment decreased $165.7 million (4%) compared to the three months ended November 30, 2014. This is primarily the result of a $0.15 (2%) decrease in the average cost per bushel and, to a lesser extent, a slight decrease in bushels sold, as compared to the same period of the previous year. The average month-end market price per bushel of corn and soybeans decreased, partially offset by increased spring wheat prices, compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $369.3 million decreased $40.7 million (10%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. The net decrease is comprised of an $83.7 million decrease in average selling price, partially offset by an increase in volumes of our oilseed products of $43.0 million compared to the three months ended November 30, 2014.

Wholesale crop nutrients cost of goods sold in our Ag segment of $514.3 million decreased $41.3 million (7%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This is primarily the result of a $14.64 (4%) net decrease in the average cost per ton of fertilizer as well as a decrease in tons sold of 4%, when compared to the same period of the previous year.

Renewable fuels cost of goods sold decreased $112.6 million (23%), during the three months ended November 30, 2015, primarily from an aggregate decrease in the average cost of $0.30 per gallon (16%) and a 9% aggregate decrease in volumes when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $89.2 million (17%) during the three months ended November 30, 2015 compared to the three months ended November 30, 2014, primarily the result of a decrease in seed, retail crop nutrients products, and energy product costs.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $152.0 million for the three months ended November 30, 2015 decreased by $10.0 million (6%) compared to the three months ended November 30, 2014, primarily due to a bad debt provision that occurred in the prior year related to an international customer and foreign exchange hedging activity, partially offset by increased compensation costs associated with acquisitions and growth.

Gain/Loss on Investments. Gain on investments for the three months ended November 30, 2015 was $5.7 million, an increase of $2.9 million compared to the three months ended November 30, 2014.

Interest expense, net.  Net interest of $7.0 million for the three months ended November 30, 2015 decreased $14.9 million compared to the three months ended November 30, 2014. Of the total decrease, $14.1 million was associated with patronage due to the noncontrolling interest holders in CHS McPherson.

Equity Income from Investments.  Equity income from investments of $31.4 million for the three months ended November 30, 2015 increased $6.7 million compared to the three months ended November 30, 2014. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax expense of $23.7 million for the three months ended November 30, 2015, compared with $57.3 million for the three months ended November 30, 2014, resulted in effective tax rates of 8.2% and 13.2%, respectively. The federal and state statutory rates applied to nonpatronage business activity were 38.3% and 38.1% for the three months ended November 30, 2015 and 2014, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years. We have settled with the Internal Revenue Service on a certain tax item in the second quarter of fiscal 2016, which will have a significant favorable impact to our tax rate and, consequently, to our net income.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable financial covenants. We fund our operations through a combination of cash flows from operations and revolving credit facilities. We fund our capital expenditures and growth primarily through long-term debt financing and issuance of preferred stock.

On November 30, 2015, we had working capital, defined as current assets less current liabilities, of $2.7 billion and a current ratio, defined as current assets divided by current liabilities, of 1.4 compared to working capital of $2.8 billion and a current ratio of 1.5 on August 31, 2015. On November 30, 2014, we had working capital of $3.4 billion and a current ratio of 1.5 compared to working capital of $3.2 billion and a current ratio of 1.5 on August 31, 2014.

As of November 30, 2015, we had cash and cash equivalents of $1.3 billion, total equities of $7.8 billion, long-term debt of $1.4 billion and notes payable of $1.7 billion. Our capital allocation priorities include taking advantage of strategic opportunities, maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds and investing to grow our business. Our primary sources of cash in the first quarter of fiscal 2016 were net cash flows from operations and financing through notes payable. Primary uses of cash were payments on indebtedness, capital expenditures, dividends (preferred stock), payments on mandatorily redeemable noncontrolling interests, acquisition of inventory and advances to suppliers. We believe that cash generated by operating activities, along with available borrowing capacity under our revolving credit facilities, will be sufficient to support our operations for at least the next twelve months.

In addition to our working capital and other normal liquidity requirements, we expect to utilize available liquidity, including cash and cash equivalents, to fund our ongoing capital expenditures. For fiscal 2016, we expect total capital expenditures to be approximately $1.2 billion. Included in that amount is approximately $515.7 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. That amount includes $11.4 million for the remainder of a multi-year project to replace a coker at the McPherson refinery with an expected total cost of $580.4 million and expected completion in fiscal 2016. We incurred $167.4 million of costs related to the coker project in fiscal 2015 and $30.2 million during the first quarter of fiscal 2016. We also began a $359.8 million expansion at the McPherson refinery during the year ended August 31, 2013 which is anticipated to be completed in fiscal 2016. We incurred $159.2 million of costs related to the expansion during the year ended August 31, 2015 and $15.8 million during the first quarter of fiscal 2016.

In August 2015, we entered into an agreement with CF Industries Holdings, Inc. ("CF Industries") to invest $2.8 billion in cash in exchange for an 11.4% membership interest (based on product tons) in CF Industries Nitrogen LLC ("CF Nitrogen") and a separate agreement to purchase nitrogen fertilizer products from that entity over an 80-year term. The closing date for our investment in CF Nitrogen is anticipated to be February 1, 2016, and we intend to finance this transaction using additional long-term debt in combination with existing credit facilities and available cash.

As of August 31, 2015, we had a five-year, unsecured revolving credit facility with a syndication of domestic and international banks and a committed amount of $2.5 billion that would expire in June 2018, which had no amounts outstanding as of August 31, 2015. In September 2015, this facility was amended and restated. As a result, this facility now has a committed amount of $3.0 billion and expires in September 2020. As of November 30, 2015 we had $450.0 million outstanding under this facility. The financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreement relating to this facility, of $3.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.50 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization ("EBITDA") with adjustments as defined in the credit agreement relating to this facility. A third financial ratio does not allow our adjusted consolidated funded debt to consolidated net worth to exceed 0.80 to 1.00 at the end of each fiscal quarter. As of November 30, 2015, we were in compliance with all of these covenants.

In addition, our wholly-owned subsidiary, CHS Capital, LLC ("CHS Capital"), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows provided by operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are influenced by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors may affect net operating assets and liabilities and liquidity.

Cash flows used in operating activities were $416.1 million and $26.5 million for the three months ended November 30, 2015 and November 30, 2014, respectively. The fluctuation in cash flows when comparing the two periods is primarily due to increased cash outflows in the first quarter of fiscal 2015 for increased working capital needs when compared to the same period in fiscal 2016.

Our operating activities generated net cash of $416.1 million during the three months ended November 30, 2015. The cash provided by operating activities resulted from increased cash flows due to changes in net operating assets and liabilities of $60.7 million, net non-cash expenses and distributions from equity investments of $89.3 million and net income of $266.2 million. The increased cash flows from changes in net operating assets and liabilities was caused primarily by increased accounts payable and the benefit of additional customer advance payments, partially offset by additional inventory purchases and supplier advances. Declining commodity prices decreased the amounts we needed to expend to obtain inventory during the three months ended November 30, 2015. On November 30, 2015, the per bushel market prices of wheat, soybeans and corn decreased by $0.27 (5%), $0.17 (2%), and $0.27 (7%), respectively, when compared to spot prices on August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses decreased with the most significant decrease occurring in potash and urea, which each decreased by approximately 13%. Additionally, crude oil market prices decreased by $8 per barrel (15%) from August 31, 2015 to November 30, 2015. Our grain and oilseed inventory quantities in our Ag segment increased 49.9 million bushels (43%) when comparing inventory on November 30, 2015 to August 31, 2015.

Our operating activities provided net cash of $26.5 million during the three months ended November 30, 2014. The cash provided by operating activities resulted from net income of $378.3 million and net non-cash expenses and cash distributions from equity investments of $91.7 million, partially offset by a decrease in cash flows from changes in net operating assets and liabilities of $443.5 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $92.0 million, partially offset by the gain on the crack spread contingent liability of $28.4 million. The decrease in cash flows from net operating assets and liabilities was caused primarily by an increase in inventory quantities related to an above average fall harvest, which was partially offset by a decrease in commodity prices on November 30, 2014, when compared to August 31, 2014. On November 30, 2014, the per bushel market prices of our primary grain commodities, corn and soybeans, decreased by $0.17 (5%) and $0.74 (7%), respectively, while the spring wheat per bushel market price increased $0.06 (1%) when compared to the spot prices on August 31, 2014. On November 30, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased between 1% and 5%, depending upon the product, with the exception of urea, which decreased approximately 20% when compared to prices on August 31, 2014. In general, crude oil market prices decreased $29.81 per barrel (31%) on November 30, 2014 when compared to August 31, 2014. Our grain and oilseed inventory quantities in our Ag segment increased 80.0 million bushels (73%) when comparing inventory on November 30, 2014 to August 31, 2014.

Our second fiscal quarter has historically been the period of our highest short-term borrowing needs; and we expect our net operating assets and liabilities to increase through our second quarter of fiscal 2016, resulting in increased cash needs. Consequently, we expect significant short-term borrowings in the second quarter of fiscal 2016 related to these normal working capital needs as other available resources will be used to fund our expected $2.8 billion cash payment on February 1, 2016 related to our investment in CF Industries Nitrogen LLC ("CF Nitrogen"). We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during our second quarter of fiscal 2016. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during our second fiscal quarter of 2016, we will make payments on deferred payment contracts to those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2015 and 2014, the net cash used in our investing activities totaled $400.5 million and $830.8 million, respectively.

We acquired property, plant and equipment totaling $251.7 million and $302.7 million during the three months ended November 30, 2015 and 2014, respectively.

For the three months ended November 30, 2015, major repairs turnaround expenditures were $18.9 million compared to $1.3 million in the same period of the prior year as the turnaround process was just beginning that period. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every two-to-four years.

Cash paid to acquire businesses, net of cash acquired, totaled $1.0 million for the three months ended November 30, 2015. Cash received in the acquisition of businesses, net of cash paid, totaled $5.5 million during the three months ended November 30, 2014. These acquisitions were in our Ag segment.

Investments in joint ventures and other entities during the three months ended November 30, 2015 and 2014, totaled $12.7 million and $40.4 million, respectively.

Changes in notes receivable during the three months ended November 30, 2015 and 2014 resulted in net decreases in cash flows of $137.6 million and $180.2 million, respectively. The primary cause of the change in cash flows during both periods relates to changes in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the three months ended November 30, 2015 and 2014, our financing activities provided net cash of $285.9 million and $348.0 million, respectively.

As discussed above, we intend to finance our expected investment in CF Nitrogen in the second quarter of fiscal 2016 using additional long-term debt in combination with existing credit facilities and available cash.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On November 30, 2015, we had a five-year, unsecured revolving credit facility, expiring in September 2020, with a committed amount of $3.0 billion, of which $450.0 million was outstanding. In addition to our primary revolving line of credit, we have a three-year $250.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), a wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility was $205.0 million as of November 30, 2015.

As of November 30, 2015, CHS Agronegocio had uncommitted lines of credit with $205.1 million outstanding. In addition, our other international subsidiaries had uncommitted lines of credit with a total of $324.1 million outstanding at November 30, 2015, of which $200.5 million was collateralized. On November 30, 2015 and August 31, 2015, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $734.2 million and $813.7 million, respectively.

We have two uncommitted commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our revolving credit facilities do not allow them to be used to pay principal under a commercial paper facility. On November 30, 2015 and August 31, 2015, we had no commercial paper outstanding.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines will be used primarily to fund our working capital and will bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. We made initial borrowings of $150 million under these agreements in December 2015.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, had commitments totaling $350.0 million as of November 30, 2015, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.08% as of November 30, 2015. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $112.0 million as of November 30, 2015.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.61% to 3.70% as of November 30, 2015. As of November 30, 2015, the total funding commitment under these agreements was $144.5 million, of which $64.4 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $78.2 million as of November 30, 2015, of which $39.8 million was borrowed with an interest rate of 1.63%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of November 30, 2015, and are due upon demand. Borrowings under these notes totaled $293.9 million as of November 30, 2015.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On November 30, 2015, we had total long-term debt outstanding of $1.4 billion, of which $1.1 billion was private placement debt, $125.0 million was bank financing, $86.5 million was capital lease obligations and $57.9 million was other notes and contracts payable. On August 31, 2015, we had total long-term debt outstanding of $1.4 billion. Our long-term debt is unsecured except for other notes and contracts in the amount of $0.4 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all of these debt covenants and restrictions as of November 30, 2015.

In September 2015, we entered into a ten-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million, which may be drawn down from time to time, but in no event on more than 10 occasions, from September 4, 2015 until September 4, 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement will bear interest at a base rate (or a LIBOR rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin will be based on our leverage ratio and ranges between 1.50% and 2.00% for LIBOR loans and between 0.50% and 1.00% for base rate loans. There are currently no amounts drawn under this agreement.

Aside from the ten-year term loan discussed above, we did not have any significant new long-term borrowings during the three months ended November 30, 2015 and 2014. However, we expect to incur significant long-term borrowings in the second quarter of fiscal 2016 in connection with our investment in CF Nitrogen.

During the three months ended November 30, 2015 and 2014, we repaid long-term debt of $85.4 million and $116.7 million, respectively.

Other Financing:

During the three months ended November 30, 2015 and 2014, pursuant to our agreement to acquire the remaining noncontrolling interests in CHS McPherson Refinery, Inc. (formerly National Cooperative Refinery Association), we made payments of $153.0 million and $66.0 million, respectively, increasing our ownership to 100.0% in fiscal 2016.

Changes in checks and drafts outstanding resulted in a decrease in cash flows of $4.8 million and $43.2 million during the three months ended November 30, 2015 and 2014, respectively.

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Distributable patronage earnings from the year ended August 31, 2015 are expected to be distributed during the second quarter of fiscal 2016. The cash portion of this distribution, deemed by the Board of Directors to be 40%, is expected to be approximately $250.2 million and is classified as a current liability on our November 30, 2015 and August 31, 2015 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2015, that will be paid in fiscal 2016, to be approximately $107.3 million, of which $3.3 million was redeemed in cash during the three months ended November 30, 2015, compared to $2.6 million redeemed in cash during the three months ended November 30, 2014.

The following is a summary of our outstanding preferred stock as of November 30, 2015, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Dividend rate (a) (b)	Dividend payment frequency	Redeemable beginning (c)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(d)	12,272,003	$306.8	8%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(e)	18,071,363	$451.8	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	7.1%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	6.75%	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	7.5%	Quarterly	1/21/2025

(a)
The Class B Series 2 Preferred Stock accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(b)
The Class B Series 3 Preferred Stock accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

(c)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(d)	The 8% Preferred Stock was issued at various times from 2003-2010.

(e)	11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013 and an additional 6,752,188 shares were issued on August 25, 2014.

Dividends paid on our preferred stock during the three months ended November 30, 2015 and 2014, were $40.5 million and $22.5 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015 have not materially changed during the three months ended November 30, 2015.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2015, our bank covenants allowed maximum guarantees of $1.0 billion, of which $97.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2015.

Debt

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the three months ended November 30, 2015.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the three months ended November 30, 2015.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations since we conduct an insignificant portion of our business in foreign currencies.

Recent Accounting Pronouncements

See Note 1, Organization, Basis of Presentation and Significant Accounting Policies, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the recent accounting pronouncements that are applicable to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2015 that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) as of November 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

On December 1, 2015, we began implementation of a new enterprise resource planning (“ERP”) system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. The implementation of the new ERP system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and our management has taken steps so that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information regarding our reportable legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended August 31, 2015.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 7, 2016	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer