Form 10-Q
period 2016-02-29
CHS INC
filed 2016-04-11
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2016.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 29, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2016	August 31, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$339,537	$953,813
Receivables	2,470,006	2,818,110
Inventories	2,999,703	2,652,344
Derivative assets	431,851	513,441
Margin deposits	196,763	273,118
Supplier advance payments	849,079	391,504
Other current assets	365,476	406,479
Total current assets	7,652,415	8,008,809
Investments	3,799,381	1,002,092
Property, plant and equipment	5,402,079	5,192,927
Other assets	971,133	1,024,484
Total assets	$17,825,008	$15,228,312
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,797,758	$1,165,378
Current portion of long-term debt	201,763	170,309
Current portion of mandatorily redeemable noncontrolling interest	—	152,607
Customer margin deposits and credit balances	145,339	188,149
Customer advance payments	767,174	398,341
Checks and drafts outstanding	134,554	123,208
Accounts payable	1,718,001	1,690,094
Derivative liabilities	287,488	470,769
Accrued expenses	467,607	513,578
Dividends and equities payable	241,934	384,427
Total current liabilities	6,761,618	5,256,860
Long-term debt	2,435,191	1,260,808
Long-term deferred tax liabilities	551,179	580,835
Other liabilities	374,591	460,398
Commitments and contingencies
Equities:
Preferred stock	2,167,467	2,167,540
Equity certificates	4,052,162	4,099,882
Accumulated other comprehensive loss	(228,707)	(214,207)
Capital reserves	1,696,199	1,604,670
Total CHS Inc. equities	7,687,121	7,657,885
Noncontrolling interests	15,308	11,526
Total equities	7,702,429	7,669,411
Total liabilities and equities	$17,825,008	$15,228,312

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Dollars in thousands)
Revenues	$6,639,330	$8,355,728	$14,368,122	$17,855,196
Cost of goods sold	6,550,326	8,110,084	13,867,300	17,017,524
Gross profit	89,004	245,644	500,822	837,672
Marketing, general and administrative	180,807	170,775	332,811	332,743
Operating earnings (loss)	(91,803)	74,869	168,011	504,929
(Gain) loss on investments	(3,050)	(2,199)	(8,722)	(5,074)
Interest expense, net	15,713	10,771	22,706	32,677
Equity (income) loss from investments	(28,004)	(24,169)	(59,366)	(48,798)
Income (loss) before income taxes	(76,462)	90,466	213,393	526,124
Income tax (benefit) expense	(46,280)	(2,431)	(22,599)	54,896
Net income (loss)	(30,182)	92,897	235,992	471,228
Net income (loss) attributable to noncontrolling interests	797	83	496	(289)
Net income (loss) attributable to CHS Inc.	$(30,979)	$92,814	$235,496	$471,517

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Dollars in thousands)
Net income (loss)	$(30,182)	$92,897	$235,992	$471,228
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,028, $2,042, $3,789 and $4,366, respectively	3,227	3,275	6,429	7,006
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $(805), $88, $(441) and $476, respectively	(1,298)	143	(739)	773
Cash flow hedges, net of tax expense (benefit) of $(1,354), $(1,336), $(4,050) and $(1,485), respectively	(2,185)	(2,167)	(6,520)	(2,409)
Foreign currency translation adjustment	(10,691)	(5,802)	(13,670)	(11,008)
Other comprehensive income (loss), net of tax	(10,947)	(4,551)	(14,500)	(5,638)
Comprehensive income (loss)	(41,129)	88,346	221,492	465,590
Less: comprehensive income (loss) attributable to noncontrolling interests	797	83	496	(289)
Comprehensive income (loss) attributable to CHS Inc.	$(41,926)	$88,263	$220,996	$465,879

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 29, 2016	February 28, 2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$235,992	$471,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	207,302	168,306
Amortization of deferred major repair costs	36,302	20,442
(Income) loss from equity investments	(59,366)	(48,798)
Distributions from equity investments	54,682	34,761
Noncash patronage dividends received	(4,773)	(3,999)
(Gain) loss on disposition of property, plant and equipment	(2,462)	(1,520)
(Gain) loss on investments	(8,722)	(5,074)
Unrealized (gain) loss on crack spread contingent liability	(51,827)	6,153
Long-lived asset impairment	8,893	—
Deferred taxes	(32,979)	49,723
Other, net	25,191	20,483
Changes in operating assets and liabilities, net of acquisitions:
Receivables	358,689	438,607
Inventories	(338,016)	(913,037)
Derivative assets	93,329	(1,479)
Margin deposits	76,397	11,565
Supplier advance payments	(457,432)	(509,994)
Other current assets and other assets	68,811	33,814
Customer margin deposits and credit balances	(42,809)	(74,746)
Customer advance payments	368,834	595,106
Accounts payable and accrued expenses	24,729	(629,850)
Derivative liabilities	(193,545)	(121,696)
Other liabilities	(48,137)	(42,171)
Net cash provided by (used in) operating activities	319,083	(502,176)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(428,290)	(549,930)
Proceeds from disposition of property, plant and equipment	5,107	4,142
Expenditures for major repairs	(19,090)	(7,505)
Short-term investments, net	—	(315,000)
Investments in joint ventures and other	(2,814,031)	(57,418)
Proceeds from sale of investments	21,016	8,284
Changes in notes receivable, net	4,428	14,363
Business acquisitions, net of cash acquired	(10,154)	(2,371)
Other investing activities, net	(4,068)	(1,365)
Net cash provided by (used in) investing activities	(3,245,082)	(906,800)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	11,138,485	4,124,817
Payments on lines of credit, long term-debt and capital lease obligations	(8,339,531)	(4,090,546)
Mandatorily redeemable noncontrolling interest payments	(153,022)	(65,981)
Payments on crack spread contingent liability	(2,625)	—
Changes in checks and drafts outstanding	6,802	28,715
Preferred stock issued	—	1,010,000
Preferred stock issuance costs	—	(32,602)
Preferred stock dividends paid	(80,999)	(54,759)
Retirements of equities	(10,443)	(108,723)
Cash patronage dividends paid	(251,535)	(275,553)
Other financing activities, net	3,148	20
Net cash provided by (used in) financing activities	2,310,280	535,388
Effect of exchange rate changes on cash and cash equivalents	1,443	2,741
Net increase (decrease) in cash and cash equivalents	(614,276)	(870,847)
Cash and cash equivalents at beginning of period	953,813	2,133,207
Cash and cash equivalents at end of period	$339,537	$1,262,360

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of February 29, 2016, the Consolidated Statements of Operations for the three and six months ended February 29, 2016 and February 28, 2015, the Consolidated Statements of Comprehensive Income for the three and six months ended February 29, 2016 and February 28, 2015, and the Consolidated Statements of Cash Flows for the six months ended February 29, 2016 and February 28, 2015, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2015, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

The notes to our consolidated financial statements make reference to our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment is a new segment resulting from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen") in February 2016. See Note 9, Segment Reporting for more information.

Our consolidated financial statements include the accounts of CHS and all of our wholly owned and majority owned subsidiaries and limited liability companies. The effects of all significant intercompany transactions have been eliminated.
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

For the three and six months ended February 29, 2016, turnaround expenditures were $0.2 million and $19.1 million, respectively. For the three and six months ended February 28, 2015, turnaround expenditures were $6.2 million and $7.5 million, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840 – Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2020.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 clarifies and simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. We are currently evaluating the possibility of early adoption, along with the impact the adoption will have on our consolidated financial statements.

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

Note 2        Receivables

	February 29, 2016	August 31, 2015
	(Dollars in thousands)
Trade accounts receivable	$1,467,313	$1,793,147
CHS Capital notes receivable	770,906	791,413
Other	345,292	339,995
	2,583,511	2,924,555
Less allowances and reserves	113,505	106,445
Total receivables	$2,470,006	$2,818,110

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

CHS Capital, LLC ("CHS Capital"), our wholly owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principal balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of not more than 10 years of $178.7 million and $190.4 million at February 29, 2016 and August 31, 2015, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of February 29, 2016 and August 31, 2015 the commercial notes represented 42% and 34%, respectively, and the producer notes represented 58% and 66%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, our specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not material at any reporting date presented. As of February 29, 2016, a single borrower accounted for 18% of the total outstanding CHS Capital notes receivable. No other individual third party borrower accounted for more than 10% of the total.

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of February 29, 2016, customers of CHS Capital had additional available credit of approximately $995.4 million.

Note 3        Inventories

	February 29, 2016	August 31, 2015
	(Dollars in thousands)
Grain and oilseed	$1,035,399	$966,923
Energy	681,554	785,116
Crop nutrients	360,869	369,105
Feed and farm supplies	841,505	465,744
Processed grain and oilseed	61,619	48,078
Other	18,757	17,378
Total inventories	$2,999,703	$2,652,344

As of February 29, 2016, we valued approximately 15% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or market (18% as of August 31, 2015). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $0.4 million and $68.1 million at February 29, 2016 and August 31, 2015, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. During the six months ended February 29, 2016, we recorded lower of cost or market valuation adjustments of $80.2 million to cost of goods sold to reduce the carrying value of our energy inventory.

Note 4        Investments

As of August 31, 2015, we owned 88.9% of NCRA and with the final closing in September 2015, our ownership increased to 100%. NCRA is now known as CHS McPherson. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually thereafter, with the final closing occurring on September 1, 2015. Pursuant to this agreement, we made payments during the six months ended February 29, 2016 and February 28, 2015 of $153.0 million and $66.0 million, respectively. In addition to these payments, we paid $2.6 million during the first quarter of fiscal 2016 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $24.2 million as of February 29, 2016.

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below. None of these investments are individually significant such that disclosure of summarized income statement information would be required under Article 10 of Regulation S-X.

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement will be based on prevailing market prices and we will subsequently receive semi-annual cash distributions (in January and June of each year) from CF Nitrogen via our membership interest. These distributions will be based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of the LLC Agreement, adjusted for the semi-annual cash distributions. For each of the three and six months ended February 29, 2016, these amounts were $11.9 million and are included as equity income from investments in our Nitrogen Production segment. As of February 29, 2016, the carrying value of our investment in CF Nitrogen was $2.8 billion.

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of February 29, 2016, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. As of February 29, 2016, the carrying value of our investment in Ventura Foods was $355.8 million.

In fiscal 2014, we formed Ardent Mills, LLC ("Ardent Mills"), a joint venture with Cargill Incorporated ("Cargill") and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, giving CHS a 12% interest in Ardent Mills. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of February 29, 2016, the carrying value of our investment in Ardent Mills was $190.8 million.

TEMCO, LLC ("TEMCO") is owned and governed by Cargill (50%) and CHS (50%). Both owners have committed to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States ("Pacific Northwest") to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest through January 2037. We account for TEMCO as an equity method investment included in our Ag segment. As of February 29, 2016, the carrying value of our investment in TEMCO was $53.5 million.

Other Short-Term Investments

In the first quarter of fiscal 2015, we invested $315.0 million of the proceeds from the September 2014 Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock") issuance (see Note 7, Equities for additional information) in time deposits with original maturities of six and nine months with select highly-rated financial institution counterparties. These investments matured in fiscal 2015 and as of February 29, 2016 and August 31, 2015 we had no outstanding short-term investments.

Note 5        Goodwill and Other Intangible Assets

Goodwill of $154.2 million and $150.1 million on February 29, 2016 and August 31, 2015, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the six months ended February 29, 2016, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2015	$552	$142,665	$6,898	$150,115
Goodwill acquired during the period	—	5,667	—	5,667
Effect of foreign currency translation adjustments	—	(760)	—	(760)
Other	—	(782)	—	(782)
Balances, February 29, 2016	$552	$146,790	$6,898	$154,240

No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method.

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	February 29, 2016			August 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$63,355	$(28,420)	$34,935	$70,925	$(30,831)	$40,094
Trademarks and other intangible assets	40,771	(31,789)	8,982	42,688	(32,134)	10,554
Total intangible assets	$104,126	$(60,209)	$43,917	$113,613	$(62,965)	$50,648

Total amortization expense for intangible assets during the three and six months ended February 29, 2016 was $2.1 million and $3.8 million, respectively. Total amortization expense for intangible assets during the three and six months ended

February 28, 2015 was $1.8 million and $3.6 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$4,903
Year 2	3,812
Year 3	3,810
Year 4	3,670
Year 5	3,383

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 29, 2016.

	February 29, 2016	August 31, 2015
	(Dollars in thousands)
Notes payable	$2,202,848	$813,717
CHS Capital notes payable	594,910	351,661
Total notes payable	$2,797,758	$1,165,378

In September 2015, we amended and restated our primary line of credit, which is a five-year, unsecured revolving credit facility to, among other things, provide for a committed amount of $3.0 billion that expires in September 2020. The outstanding balance on this facility was $600.0 million as of February 29, 2016; and there was no outstanding balance on the predecessor facility as of August 31, 2015.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. As of February 29, 2016, outstanding borrowings under these facilities were $667.6 million.

Long-Term Debt

In September 2015, we entered into a ten-year term loan with a syndication of lenders. The agreement provides for committed term loans in an amount up to $600.0 million. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or a London Interbank Offered Rate ("LIBOR")) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBOR loans and between 0.50% and 1.00% for base rate loans. As of February 29, 2016, outstanding borrowings under this agreement were $600.0 million.

In January 2016, we consummated a private placement of long-term notes in the aggregate principal amount of $680.0 million with certain accredited investors, which long-term notes are layered into six series. The first series of $152.0 million has an interest rate of 4.39% and is due in January 2023. The second series of $150.0 million has an interest rate of 4.58% and is due in January 2025. The third series of $58.0 million has an interest rate of 4.69% and is due in January 2027. The fourth series of $95.0 million has an interest rate of 4.74% and is due in January 2028. The fifth series of $100.0 million has an interest rate of 4.89% and is due in January 2031. The sixth series of $125.0 million has an interest rate of 5.40% and is due in January 2036.

Interest

The following table presents the components of interest expense, net for the three and six months ended February 29, 2016 and February 28, 2015. We have revised prior period amounts in this table to include interest expense related to capital lease obligations that were previously accounted for as operating leases. See Note 13, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	For the Three Months Ended		For the Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Dollars in thousands)
Interest expense	$32,197	$20,855	$54,907	$43,196
Interest-purchase of CHS McPherson noncontrolling interests	—	4,860	—	18,928
Capitalized interest	(7,161)	(12,706)	(20,820)	(24,611)
Interest income	(9,323)	(2,238)	(11,381)	(4,836)
Interest expense, net	$15,713	$10,771	$22,706	$32,677

Note 7        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period from the time of effectiveness. As of February 29, 2016, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement.

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

In March 2016, we redeemed approximately $76.8 million of patrons' equities by issuing 2,693,195 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), with a total redemption value of $67.3 million, excluding accumulated dividends. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.50 of patrons' equities in the form of members' equity certificates. The Class B Series 1 Preferred Stock is listed on the NASDAQ Stock Market LLC under the symbol CHSCO and accumulates dividends at a rate of 7.785% per year, which are payable quarterly. Our Class B Series 1 Preferred Stock may be redeemed at our option beginning September 26, 2023.

Changes in Equities

Changes in equities for the six months ended February 29, 2016 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2015	$3,793,897	$23,057	$282,928	$2,167,540	$(214,207)	$1,604,670	$11,526	$7,669,411
Reversal of prior year patronage and redemption estimates	(364,824)	—	—	—	—	625,444	—	260,620
Distribution of 2015 patronage refunds	375,330	—	—	—	—	(626,865)	—	(251,535)
Redemptions of equities	(10,136)	(50)	(257)	—	—	—	—	(10,443)
Equities issued, net	16,565	—	—	—	—	—	—	16,565
Preferred stock dividends	—	—	—	—	—	(80,999)	—	(80,999)
Other, net	665	(20)	(313)	(73)	—	(8,101)	3,286	(4,556)
Net income	—	—	—	—	—	235,496	496	235,992
Other comprehensive income (loss), net of tax	—	—	—	—	(14,500)	—	—	(14,500)
Estimated 2016 cash patronage refunds	—	—	—	—	—	(53,446)	—	(53,446)
Estimated 2016 equity redemptions	(64,680)	—	—	—	—	—	—	(64,680)
Balance, February 29, 2016	$3,746,817	$22,987	$282,358	$2,167,467	$(228,707)	$1,696,199	$15,308	$7,702,429

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the six months ended February 29, 2016 and February 28, 2015:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Current period other comprehensive income (loss), net of tax	12,877	(739)	(6,233)	(13,670)	(7,765)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(6,448)	—	(287)	—	(6,735)
Net other comprehensive income (loss), net of tax	6,429	(739)	(6,520)	(13,670)	(14,500)
Balance as of February 29, 2016	$(165,300)	$3,417	$(11,844)	$(54,980)	$(228,707)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Current period other comprehensive income (loss), net of tax	236	773	(2,658)	(11,008)	(12,657)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6,770	—	249	—	7,019
Net other comprehensive income (loss), net of tax	7,006	773	(2,409)	(11,008)	(5,638)
Balance as of February 28, 2015	$(144,846)	$5,171	$(5,131)	$(17,589)	$(162,395)

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

Components of net periodic benefit costs for the three and six months ended February 29, 2016 and February 28, 2015 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit costs for the three months ended February 29, 2016 and February 28, 2015 are as follows:	(Dollars in thousands)
Service cost	$9,383	$9,058	$259	$225	$353	$474
Interest cost	7,691	7,002	351	352	428	415
Expected return on assets	(12,013)	(12,436)	—	—	—	—
Prior service cost (credit) amortization	401	409	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,775	4,907	173	261	(116)	(106)
Net periodic benefit cost	$10,237	$8,940	$840	$895	$635	$753
Components of net periodic benefit costs for the six months ended February 29, 2016 and February 28, 2015 are as follows:
Service cost	$18,766	$18,116	$518	$450	$706	$946
Interest cost	15,384	14,016	703	704	855	830
Expected return on assets	(24,027)	(24,874)	—	—	—	—
Prior service cost (credit) amortization	803	816	114	114	(60)	(60)
Actuarial (gain) loss amortization	9,529	9,808	346	522	(232)	(211)
Net periodic benefit cost	$20,455	$17,882	$1,681	$1,790	$1,269	$1,505

Employer Contributions

Total contributions to be made during fiscal 2016, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 29, 2016, we made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2016, but we may make a voluntary contribution during the fourth quarter of fiscal 2016.

Note 9        Segment Reporting

We have aligned our segments in accordance with ASC Topic 280, Segment Reporting, and have identified our operating segments to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and manages the business. We have aggregated those operating segments into our reportable Energy, Ag and Nitrogen Production segments.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, serves as a wholesaler and retailer of crop inputs and produces and markets ethanol. Our Nitrogen Production segment consists of our recently completed equity method investment in CF Nitrogen which entitles us to purchase granular urea and UAN annually from CF Nitrogen on a ratable basis. There were no changes to the composition of our Energy and Ag segments as a result of this investment, and there were no impacts to historically reported segment results and balances. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services.

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, and other factors or considerations relevant to the costs incurred.

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

While our revenues and operating results are derived from businesses and operations which are wholly owned and majority owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. See Note 4, Investments for more information on these entities.

Reconciling Amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and six months ended February 29, 2016 and February 28, 2015 is presented in the tables below. We have revised prior period amounts in these tables to include activity and amounts related to capital leases that were previously accounted for as operating leases. See Note 13, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 29, 2016:	(Dollars in thousands)
Revenues	$1,134,148	$5,580,450	$—	$23,201	$(98,469)	$6,639,330
Operating earnings (loss)	(69,299)	(21,818)	(5,759)	5,073	—	(91,803)
(Gain) loss on investments	—	(42)	—	(3,008)	—	(3,050)
Interest (income) expense, net	(4,808)	7,992	4,737	7,792	—	15,713
Equity (income) loss from investments	(1,364)	1,355	(11,855)	(16,140)	—	(28,004)
Income (loss) before income taxes	$(63,127)	$(31,123)	$1,359	$16,429	$—	$(76,462)
Intersegment revenues	$(67,208)	$(29,963)	$—	$(1,298)	$98,469	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2015:	(Dollars in thousands)
Revenues	$1,947,297	$6,503,348	$—	$15,813	$(110,730)	$8,355,728
Operating earnings (loss)	4,244	72,143	—	(1,518)		74,869
(Gain) loss on investments	—	—	—	(2,199)	—	(2,199)
Interest (income) expense, net	(7,075)	15,485	—	2,361	—	10,771
Equity (income) loss from investments	(736)	(4,443)	—	(18,990)	—	(24,169)
Income (loss) before income taxes	$12,055	$61,101	$—	$17,310	$—	$90,466
Intersegment revenues	$(101,581)	$(9,149)	$—	$—	$110,730	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 29, 2016:	(Dollars in thousands)
Revenues	$2,840,061	$11,694,706	$—	$43,096	$(209,741)	$14,368,122
Operating earnings (loss)	111,213	53,173	(5,759)	9,384	—	168,011
(Gain) loss on investments	—	(5,714)	—	(3,008)	—	(8,722)
Interest (income) expense, net	(16,410)	22,962	4,737	11,417	—	22,706
Equity (income) loss from investments	(2,187)	(2,221)	(11,855)	(43,103)	—	(59,366)
Income (loss) before income taxes	$129,810	$38,146	$1,359	$44,078	$—	$213,393
Intersegment revenues	$(174,311)	$(33,016)	$—	$(2,414)	$209,741	$—
Capital expenditures	$228,351	$160,031	$—	$39,908	$—	$428,290
Depreciation and amortization	$86,512	$111,040	$—	$9,750	$—	$207,302
Total assets at February 29, 2016	$4,404,693	$7,710,441	$2,812,849	$2,897,025	$—	$17,825,008

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2015:	(Dollars in thousands)
Revenues	$4,965,750	$13,143,319	$—	$35,796	$(289,669)	$17,855,196
Operating earnings (loss)	287,147	224,031	—	(6,249)	—	504,929
(Gain) loss on investments	—	(2,875)	—	(2,199)	—	(5,074)
Interest (income) expense, net	(3,068)	31,005	—	4,740	—	32,677
Equity (income) loss from investments	(1,076)	(4,463)	—	(43,259)	—	(48,798)
Income (loss) before income taxes	$291,291	$200,364	$—	$34,469	$—	$526,124
Intersegment revenues	$(280,520)	$(9,149)	$—	$—	$289,669	$—
Capital expenditures	$307,028	$216,418	$—	$26,484	$—	$549,930
Depreciation and amortization	$71,112	$90,714	$—	$6,480	$—	$168,306
Total assets at February 28, 2015	$4,347,109	$8,354,500	$—	$3,413,015	$—	$16,114,624

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

	February 29, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$384,185	$—	$29,619	$354,566
Foreign exchange derivatives	23,971	—	12,668	11,303
Interest rate derivatives - hedge	23,695	—	—	23,695
Total	$431,851	$—	$42,287	$389,564
Derivative Liabilities:
Commodity and freight derivatives	$261,710	$17,589	$29,619	$214,502
Foreign exchange derivatives	22,041	—	12,668	9,373
Interest rate derivatives - hedge	3,718	—	—	3,718
Interest rate derivatives - non-hedge	19	—	—	19
Total	$287,488	$17,589	$42,287	$227,612

	August 31, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$476,071	$—	$58,401	$417,670
Foreign exchange derivatives	23,154	—	11,682	11,472
Interest rate derivatives - hedge	14,216	—	—	14,216
Total	$513,441	$—	$70,083	$443,358
Derivative Liabilities:
Commodity and freight derivatives	$427,052	$11,482	$58,401	$357,169
Foreign exchange derivatives	37,598	—	11,682	25,916
Interest rate derivatives - hedge	6,058	—	—	6,058
Interest rate derivatives - non-hedge	61	—	—	61
Total	$470,769	$11,482	$70,083	$389,204

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 29, 2016 and February 28, 2015. We have revised the information that we have historically included in this table below to correct for immaterial errors in the previously disclosed amounts. Although such gains and losses have been, and continue to be, appropriately recorded in the Consolidated Statements of Operations, the previous disclosures did not accurately reflect the derivative gains and losses in each period. These disclosure revisions did not materially impact our consolidated financial statements.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain (Loss)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$54,971	$38,861	$90,017	$112,544
Foreign exchange derivatives	Cost of goods sold	(10,481)	6,118	(9,798)	16,442
Foreign exchange derivatives	Marketing, general and administrative	7,605	(271)	15,128	(8,252)
Interest rate derivatives	Interest, net	(500)	45	(1,203)	74
Total		$51,595	$44,753	$94,144	$120,808

Commodity and Freight Contracts:

As of February 29, 2016 and August 31, 2015, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	February 29, 2016		August 31, 2015
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	572,707	773,130	711,066	895,326
Energy products - barrels	15,990	8,665	17,238	11,676
Processed grain and oilseed - tons	725	1,995	706	2,741
Crop nutrients - tons	24	12	48	116
Ocean and barge freight - metric tons	3,687	2,159	5,916	1,962
Rail freight - rail cars	193	78	297	122
Natural gas - MMBtu	6,740	—	—	—

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to immaterial risks relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $711.2 million and $1.3 billion as of February 29, 2016 and August 31, 2015, respectively.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of February 29, 2016 and August 31, 2015, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the six months ended February 29, 2016 and February 28, 2015, we recorded offsetting fair value adjustments of $11.5 million and $8.2 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded an immaterial amount of losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled an additional two interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. As of February 29, 2016, we had two remaining interest rate swaps with an aggregate notional amount of $100.0 million. Based on new developments in March 2016, we have re-evaluated the likelihood of the associated forecasted debt issuance from "probable" to "reasonably possible." Consequently, we will discontinue the application of cash flow hedge accounting on a prospective basis and future changes in the fair values of the derivatives will be recorded in earnings. Because the issuance of the debt remains likely to occur, amounts previously deferred will remain in accumulated other comprehensive income until the debt issuance occurs or becomes probable not to occur. The remaining swaps expire in fiscal 2016 with immaterial amounts expected to be included in earnings during the next 12 months.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 29, 2016 and February 28, 2015.

	For the Three Months Ended		For the Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Dollars in thousands)
Interest rate derivatives	$(3,252)	$(3,702)	$(10,070)	$(4,296)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three and six months ended February 29, 2016 and February 28, 2015.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain (Loss)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
		(Dollars in thousands)
Interest rate derivatives	Interest income (expense)	$(275)	$(199)	$(465)	$(402)

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

Recurring fair value measurements at February 29, 2016 and August 31, 2015 are as follows:

	February 29, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$25,609	$358,576	$—	$384,185
Foreign currency derivatives	—	23,971	—	23,971
Interest rate swap derivatives	—	23,695	—	23,695
Deferred compensation assets	70,710	—	—	70,710
Other assets	10,579	—	—	10,579
Total	$106,898	$406,242	$—	$513,140
Liabilities:
Commodity and freight derivatives	$43,705	$218,005	$—	$261,710
Foreign currency derivatives	—	22,041	—	22,041
Interest rate swap derivatives	—	3,737	—	3,737
Crack spread contingent consideration liability	—	—	24,155	24,155
Total	$43,705	$243,783	$24,155	$311,643

	August 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$46,976	$429,094	$—	$476,070
Foreign currency derivatives	—	23,155	—	23,155
Interest rate swap derivatives	—	14,216	—	14,216
Deferred compensation assets	72,571	—	—	72,571
Other assets	10,905	—	—	10,905
Total	$130,452	$466,465	$—	$596,917
Liabilities:
Commodity and freight derivatives	$58,873	$368,179	$—	$427,052
Foreign currency derivatives	—	37,598	—	37,598
Interest rate swap derivatives	—	6,119	—	6,119
Crack spread contingent consideration liability	—	—	75,982	75,982
Total	$58,873	$411,896	$75,982	$546,751

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

Quantitative Information about Level 3 Fair Value Measurements
Item	Fair Value February 29, 2016 (Dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Crack spread contingent consideration liability	$24,155	Adjusted Black-Scholes option pricing model	Forward crack spread margin quotes on February 29, 2016 (a)	$8.54-$13.70 ($10.66)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	155.55%
			Risk-free interest rate (d)	0.48-0.94% (0.67%)
			Expected life - years (e)	0.50-1.50 (0.91)
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended February 29, 2016 and February 28, 2015.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2016	2015
	(Dollars in thousands)
Balances, November 30, 2015 and 2014, respectively	$43,693	$86,520
Total (gains) losses included in cost of goods sold	(19,538)	34,550
Balances, February 29, 2016 and February 28, 2015, respectively	$24,155	$121,070

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended February 29, 2016 and February 28, 2015.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2016	2015
	(Dollars in thousands)
Balances, August 31, 2015 and 2014, respectively	$75,982	$114,917
Total (gains) losses included in cost of goods sold	(51,827)	6,153
Balances, February 29, 2016 and February 28, 2015, respectively	$24,155	$121,070

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities.

Note 12        Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of February 29, 2016, our bank covenants allowed maximum guarantees of $1.0 billion, of which $116.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 29, 2016.

Note 13        Correction of Immaterial Errors

Lease Accounting

We lease rail cars, equipment, vehicles and other assets under noncancelable lease agreements for use in our agricultural and transportation operations in our Energy and Ag segments. During the fourth quarter of fiscal 2015, we determined that we had historically applied the accounting principles of ASC Topic 840, Leases, incorrectly by accounting for all of our lease arrangements as operating leases. We subsequently determined that certain of our leases met, at lease inception, one or more of the ASC 840-10-25-1 criteria that require a lease to be classified and accounted for as a capital lease. Consequently, prior period amounts in the financial statements, notes thereto and related disclosures have been revised to adjust for these errors.

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

Materiality Assessment

We assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), our consolidated financial statements as of and for the three and six months ended February 28, 2015, which are presented herein, have been revised. The following are selected line items from our consolidated financial statements illustrating the effects of these revisions:

	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended			For the Six Months Ended
	February 28, 2015			February 28, 2015
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cost of goods sold	$8,111,365	$(1,281)	$8,110,084	$17,020,110	$(2,586)	$17,017,524
Gross profit	244,363	1,281	245,644	835,086	2,586	837,672
Operating earnings	73,588	1,281	74,869	502,343	2,586	504,929
Interest expense, net	9,490	1,281	10,771	30,091	2,586	32,677
Income before income taxes	90,466	—	90,466	526,124	—	526,124

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	February 28, 2015
	As Previously Reported	Revision	As Revised

Cash flows from operating activities:
Depreciation and amortization	$148,784	$19,522	$168,306
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts payable and accrued expenses	(666,428)	36,578	(629,850)
Net cash provided by (used in) operating activities	(558,276)	56,100	(502,176)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(512,510)	(37,420)	(549,930)
Expenditures for major repairs	(8,347)	842	(7,505)
Net cash provided by (used in) investing activities	(870,222)	(36,578)	(906,800)
Cash flows from financing activities:
Principal payments on capital lease obligations (1)	—	(20,191)	(20,191)
Other financing activities, net	(282)	302	20
Net cash provided by (used in) financing activities	554,910	(19,522)	535,388

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

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance. We own and operate petroleum refineries and pipelines, and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents as well as distribute unbranded refined fuels. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers or further processed by us into a variety of grain-based food products or renewable fuels.

The following discussion makes reference to our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category. See Note 9, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our reportable segments.

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

Our business is cyclical and in recent years the Ag and Energy economies have been near the peak of the cycle. The Ag and Energy industries have fallen off of their peaks and entered into a down cycle characterized by reduced commodity prices and lower margins globally. This down cycle also impacts the nitrogen fertilizer industry and as a result, we expect to be similarly impacted in our Nitrogen Production business. We are unable to predict how long this down cycle will last or how severe it may be. During this period, we, along with our competitors and customers, expect our revenues, margins and cash flows to be under pressure as energy and commodity prices remain low and potentially further decline. As we operate in this ongoing down cycle, we are taking prudent actions regarding costs and investments, while continuing to position ourselves to take advantage of opportunities as they arise.

Results of Operations

Comparison of the three months ended February 29, 2016 and February 28, 2015

General.  We recorded a loss before income taxes of $76.5 million during the three months ended February 29, 2016 compared to income before income taxes of $90.5 million during the three months ended February 28, 2015, a decrease of $167.0 million. Operating results reflected the impacts of a down cycle in the Ag and Energy economies, which led to decreased pretax earnings in our Energy segment, Ag segment and Corporate and Other. These losses were partially offset by pretax earnings in our new Nitrogen Production segment, which reflects the results of our strategic investment in CF Industries Nitrogen, LLC ("CF Nitrogen").

Our Energy segment generated loss before income taxes of $63.1 million for the three months ended February 29, 2016 compared to income before income taxes of $12.1 million in the three months ended February 28, 2015, representing a decrease of $75.2 million. The majority of our decreased earnings for the three months ended February 29, 2016 was driven by our refined fuels business due primarily to significantly lower refining margins, which included a $46.1 million non-cash charge to reduce our inventory to market value. Like all downstream refinery owners, we are impacted by fluctuations in energy commodity prices by the requirement to reduce our inventory values to the lower of cost or market ("LCM") and should energy commodity prices continue to decline, we may be subject to additional non-cash LCM adjustments which could be significant. To the extent that market prices recover, we may be able to reverse prior LCM adjustments. Our lubricants business also experienced declines while our propane and transportation businesses earnings increased over the same period versus prior year. We are subject to the Renewable Fuels Standard ("RFS") which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuels percentage standards ("mandate") for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be extremely volatile. On November 30, 2015, the EPA released the final mandate for years 2014, 2015 and 2016 resulting in an increase to the price of RINs. This increase did not have a material impact on our financial results.

Our Ag segment generated a loss before income taxes of $31.1 million for the three months ended February 29, 2016 compared to income before income taxes of $61.1 million in the three months ended February 28, 2015, a decrease in earnings of $92.2 million. Earnings from our wholesale crop nutrients business decreased $31.5 million for the three months ended February 29, 2016 compared with the three months ended February 28, 2015, primarily due to decreased margins. Our processing and food ingredients businesses experienced decreased earnings of $20.8 million for the three months ended February 29, 2016 compared to the same period of the previous year, primarily related to lower margins in our soybean crushing business along with an impairment charge for assets held for sale. Our country operations earnings decreased $18.3 million during the three months ended February 29, 2016, compared to the same three-month period of the previous year, due primarily to decreased grain margins. Our grain marketing earnings decreased by $17.2 million during the three months ended February 29, 2016 compared with the three months ended February 28, 2015, primarily due to lower margins. Earnings from our renewable fuels marketing and production operations decreased by $1.3 million for the three months ended February 29, 2016 compared with the three months ended February 28, 2015, due primarily to lower market prices on ethanol sales.

Our Nitrogen Production segment generated income before income taxes of $1.3 million during the three months ended February 29, 2016. There is no comparable income in the prior year as this segment in comprised of our new equity method investment in CF Nitrogen, which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q for more information on this investment.

Corporate and Other generated income before income taxes of $16.4 million during the three months ended February 29, 2016 compared to $17.3 million during the three months ended February 28, 2015, a decrease in earnings of $0.9 million.

Net Income/Loss attributable to CHS Inc.  Consolidated net loss attributable to CHS Inc. for the three months ended February 29, 2016 was $31.0 million compared to consolidated net income attributable to CHS Inc. of $92.8 million for the three months ended February 28, 2015, which represents a $123.8 million decrease. As previously discussed, this loss is the result of a down cycle in the Ag and Energy businesses which has led to reduced commodity prices and lower margins globally.

Revenues.  Consolidated revenues were $6.6 billion for the three months ended February 29, 2016 compared to $8.4 billion for the three months ended February 28, 2015, representing a $1.8 billion (21%) decrease.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.1 billion decreased by $778.8 million (42%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. During the three months ended February 29, 2016 and February 28, 2015, our Energy segment recorded revenues from sales to our Ag segment of $67.2 million and $101.6 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $602.2 million (45%), of which $428.6 million was related to lower prices and $173.6 million was related to lower volumes when compared to the same period of the previous year. The sales price of refined fuels decreased $0.68 per gallon (37%) and volumes decreased approximately 13%. Propane revenue decreased $203.8 million (51%), which included $130.7 million related to lower net average selling prices and $73.1 million from an 18% decrease in volumes when compared to the same period in fiscal 2015. The average selling price of propane decreased $0.41 per gallon (40%) when compared to the same period of the prior year.

Our Ag segment revenues, after elimination of intersegment revenues, of $5.6 billion decreased $943.7 million (15%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015.

Grain revenues in our Ag segment were $4.0 billion and $4.7 billion for the three months ended February 29, 2016 and February 28, 2015, respectively. The decrease in grain revenues was primarily the result of lower average sales prices of $1.8 billion, which was partially offset by higher net volumes of $1.1 billion during the three months ended February 29, 2016 compared to the same period of the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $2.03 per bushel (31%) when compared to the three months ended February 28, 2015. Wheat, corn and soybean volumes increased by approximately 14% compared to the three months ended February 28, 2015.

Our processing and food ingredients revenues in our Ag segment of $396.4 million decreased $3.9 million (1%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. For the three months ended February 29, 2016, the net decrease in revenues is comprised of a decrease in the average selling price of our oilseed products of $116.8 million, partially offset by a $112.9 million increase in volumes compared to the three months ended February 28, 2015. The increase in volumes sold is mostly due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrient revenues in our Ag segment totaled $360.3 million which decreased $115.3 million (24%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. The wholesale crop nutrient revenues decrease consisted of $59.6 million related to lower volumes and $55.7 million associated with lower prices during the three months ended February 29, 2016 compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $48.79 (13%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes decreased 13% during the three months ended February 29, 2016 compared with the three months ended February 28, 2015.

Our renewable fuels revenue from our marketing and production operations decreased by $55.1 million during the three months ended February 29, 2016 when compared with the same period from the previous year. Our lower renewable fuels revenues were driven by a decrease of $95.8 million due to lower average selling prices, which was partially offset by $40.7 million of higher sales volumes during the three months ended February 29, 2016. The lower prices of our renewable fuels were driven by lower prices of traditional fuels, which was partially offset by the acquisition of our ethanol plant in our fourth quarter of fiscal 2015.

Our Ag segment other product revenues, primarily feed and farm supplies, of $317.9 million decreased by $69.0 million (18%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily the result of a decrease in our country operations energy product sales and feed sales.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $6.6 billion for the three months ended February 29, 2016 compared to $8.1 billion for the three months ended February 28, 2015, representing a $1.5 billion (19%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.1 billion decreased by $705.1 million (39%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. For the three months ended February 29, 2016, refined fuels costs decreased $505.1 million (39%), which was a combination of a decrease in the average cost of $0.53 per gallon (30%) or $338.5 million and a decrease in volumes of 13% when compared to the three months ended February 28, 2015. Cost of goods sold for propane decreased $194.8 million (53%), which reflects an 18% decrease in volumes and an average cost decrease of $0.40 per gallon (42%), when compared to the three months ended February 28, 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $5.5 billion decreased $859.3 million (14%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. Grain cost of goods sold in our Ag segment totaled $4.0 billion and $4.6 billion during the three months ended February 29, 2016 and February 28, 2015, respectively. The cost of grains and oilseed procured through our Ag segment decreased $528.2 million (12%) compared to the three months ended February 28, 2015. This is primarily the result of a $1.91 (30%) decrease in the average cost per bushel, which was partially offset by an increase in the bushels sold of 25%, as compared to the same period of the previous year. The average month-end market price per bushel of corn, soybeans and spring wheat all decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $387.3 million increased $13.8 million (4%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. The net increase is comprised of an increase in volumes of $105.4 million, partially offset by a $91.6 million decrease associated with a lower average cost compared to the three months ended February 28, 2015. Typically, changes in costs are primarily due to changes in the cost of soybeans purchased. The increase in volumes sold is partially due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $369.2 million and decreased $86.3 million (19%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015. The net decrease is comprised of a net 13% decrease in the tons sold and a decrease in the average cost of fertilizer of $25.59 per ton (7%), when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations decreased $62.6 million during the three months ended February 29, 2016, due to a decrease in the average cost per gallon of $0.42 (23%) partially offset by an increase in volumes sold of 10%, when compared with the same period of the previous year. The increase in volumes in our marketing business was due to the acquisition of our ethanol plant in the fourth quarter of fiscal 2015.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $13.3 million (13%) during the three months ended February 29, 2016 compared to the three months ended February 28, 2015, primarily the result of a decrease in energy products and feed products.

Our Nitrogen Production segment cost of goods sold was $5.8 million during the three months ended February 29, 2016, with no comparable costs in the prior year. The cost of goods sold resulted from hedges on natural gas contracts associated with our new investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $180.7 million for the three months ended February 29, 2016 increased by $10.0 million (6%) compared to the three months ended February 28, 2015, primarily due to foreign currency exchange losses that did not occur in the prior year.

Gain on Investments. Gain on investments for the three months ended February 29, 2016 was $3.1 million compared to $2.2 million during the three months ended February 28, 2015.

Interest, net.  Net interest of $15.7 million for the three months ended February 29, 2016 increased $4.9 million compared to the three months ended February 28, 2015. The majority of the increase was primarily due to higher interest expense of $11.3 million associated with increased debt balances, as well as lower capitalized interest of $5.6 million associated with our ongoing capital projects. These items were partially offset by additional interest income of $7.1 million and a decrease of $4.9 million in patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our previous agreement to purchase the remaining NCRA noncontrolling interest, which purchase was completed at the beginning of fiscal 2016.

Equity Income from Investments.  Equity income from investments of $28.0 million for the three months ended February 29, 2016 increased $3.8 million compared to the three months ended February 28, 2015. The increase was primarily related to equity earnings recognized from the equity method investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form

10-Q for more information. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded an income tax benefit of $46.3 million for the three months ended February 29, 2016, compared with a benefit of $2.4 million for the three months ended February 28, 2015, resulting in effective tax rates of (60.5%) and (2.7%), respectively. The tax benefit for the three months ended February 29, 2016 is primarily due to a settlement with the Internal Revenue Service on a certain tax item as well as the recognition of fiscal 2015 tax credits from the enactment of the Protecting Americans from Tax Hikes Act of 2015 during the quarter. The federal and state statutory rate applied to nonpatronage business activity was 38.3% and 38.1% for the three months ended February 29, 2016 and February 28, 2015, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the six months ended February 29, 2016 and February 28, 2015

General. We recorded income before income taxes of $213.4 million during the six months ended February 29, 2016 compared to $526.1 million during the six months ended February 28, 2015, a decrease of $312.7 million (59%). Operating results reflected decreased pretax earnings in our Energy segment and in our Ag segment, partially offset by increased pretax earnings in Corporate and Other and our new Nitrogen Production segment which reflects the results of our strategic investment in CF Nitrogen.

Our Energy segment generated income before income taxes of $129.8 million for the six months ended February 29, 2016 compared to $291.3 million in the six months ended February 28, 2015, representing a decrease of $161.5 million (55%), primarily due to significantly reduced refining margins in fiscal 2016, which included an $80.2 million non-cash charge to reduce our inventory to market value. Like all downstream refinery owners, we are impacted by fluctuations in energy commodity prices by the requirement to reduce our inventory values to the LCM and should energy commodity prices continue to decline, we may be subject to additional non-cash LCM adjustments which could be significant. To the extent that market prices recover, we may be able to reverse prior LCM adjustments. Our lubricants and transportation businesses also experienced declines while our propane business earnings increased over the same period versus prior year. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be extremely volatile. On November 30, 2015, the EPA released the final mandate for years 2014, 2015, and 2016 resulting in an increase to the price of RINs. This increase did not have a significant impact on our financial results.

Our Ag segment generated income before income taxes of $38.1 million for the six months ended February 29, 2016 compared to $200.4 million in the six months ended February 28, 2015, a decrease in earnings of $162.3 million (81%). Earnings from our wholesale crop nutrients business decreased $43.9 million for the six months ended February 29, 2016, compared with the same period in fiscal 2015, primarily due to decreased margins. Earnings from our renewable fuels marketing and production operations decreased $3.9 million for the six months ended February 29, 2016 compared with the six months ended February 28, 2015, primarily due to lower market prices for ethanol. Our processing and food ingredients businesses experienced a decrease in earnings of $8.8 million for the six months ended February 29, 2016 compared to the same period of the previous year, primarily due to an impairment charge for assets held for sale. Our country operations earnings decreased $54.1 million primarily due to lower grain margins during the six months ended February 29, 2016. Our grain marketing earnings decreased $48.6 million during the six months ended February 29, 2016 compared with the same period in the prior year, primarily as a result of lower margins. The lower margins referenced above are the result of the down cycle in the Ag economy previously discussed which has resulted in reduced commodity prices and lower margins across the globe.

Nitrogen Production generated income before income taxes of $1.3 million during the six months ended February 29, 2016 for which there is no comparable income in the prior year as the income is due to our new equity method investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Corporate and Other generated income before income taxes of $44.1 million for the six months ended February 29, 2016 compared to $34.5 million during the same period of the previous year, an increase in earnings of $9.6 million (28%). The increase is primarily related to higher earnings, net of allocated expenses, associated with our Ventura Foods equity method investment.

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the six months ended February 29, 2016 was $235.5 million compared to $471.5 million for the six months ended February 28, 2015, which represents a $236.0 million decrease (50%). This significant decrease in profitability is the result of a down cycle in the Ag and Energy economies which has resulted in reduced commodity prices and lower margins globally.

Revenues. Consolidated revenues were $14.4 billion for the six months ended February 29, 2016 compared to $17.9 billion for the six months ended February 28, 2015, which represents a $3.5 billion decrease (20%).

Our Energy segment revenues of $2.7 billion, after elimination of intersegment revenues, decreased by $2.0 billion (43%) during the six months ended February 29, 2016 compared to the six months ended February 28, 2015. During the six months ended February 29, 2016 and February 28, 2015, our Energy segment recorded revenues from sales to our Ag segment of $174.3 million and $280.5 million, respectively. Refined fuels revenues decreased $1.7 billion (44%) during the six months ended February 29, 2016, of which approximately $1.3 billion related to a decrease in the net average selling price and $376.2 million related to a decrease in sales volumes, compared to the same period in the previous year. The sales price of refined fuels products decreased $0.91 per gallon (38%), and sales volumes decreased by 10%, when compared to the same six-month period of the previous year. Propane revenues decreased $409.8 million (56%), of which $247.4 million was related to a decrease in the net average selling price and $162.4 million was attributable to a decrease in volumes. Propane sales volume decreased 22%, and the average selling price of propane decreased $0.47 per gallon (43%) in comparison to the same period of the previous year.

Our Ag segment revenues of $11.7 billion, after elimination of intersegment revenues, decreased $1.5 billion (11%) during the six months ended February 29, 2016 compared to the six months ended February 28, 2015.

Grain revenues in our Ag segment totaled $8.2 billion and $9.1 billion during the six months ended February 29, 2016 and February 28, 2015, respectively. Of the grain revenues decrease of $844.3 million (9%), approximately $1.9 billion is due to decreased average grain selling prices, partially offset by a $1.1 billion net increase in volume during the six months ended February 29, 2016 compared to the same period in the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.25 per bushel (19%) over the same six-month period in the previous year.

Our processing and food ingredients revenues in our Ag segment of $790.1 million decreased $32.5 million (4%) during the six months ended February 29, 2016 compared to the six months ended February 28, 2015. The net decrease in revenues is comprised of $194.3 million from a lower average selling price of our oilseed products, partially offset by an increase of $161.8 million in volumes compared to the six months ended February 28, 2015. Typically, changes in average selling prices of oilseed products are primarily driven by the average market price of soybeans. The increase in volumes sold is mostly due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrient revenues in our Ag segment totaled $871.9 million, which decreased $174.9 million (17%) during the six months ended February 29, 2016 compared to the six months ended February 28, 2015. Of the decrease noted, $94.4 million was related to lower average fertilizer selling prices and $80.5 million was related to lower volumes during the six months ended February 29, 2016 compared to the same period in the prior year. Our wholesale crop nutrient volumes decreased 8% during the six months ended February 29, 2016 compared with the same period in the previous year, which reflects a more challenging Ag economy where producers are being more judicious in their expenditures associated with crop nutrients. The average sales price of all fertilizers sold reflected a decrease of $36.08 per ton (10%) compared with the same period of the previous year.

Our renewable fuels revenue from our marketing and production operations decreased $179.1 million (20%) during the six months ended February 29, 2016 when compared with the same period from the previous year. A decrease of $177.0 million was driven by lower average selling prices and a decrease of $2.1 million was due to lower sales volumes which more than offset the added sales volumes associated with the acquisition of an ethanol facility in the fourth quarter of fiscal 2015. The lower average sales price of our ethanol was impacted by the decline in the price of traditional fuels.

Our Ag segment other product revenues, primarily feed and farm supplies, of $878.7 million decreased by $151.6 million during the six months ended February 29, 2016 compared to the six months ended February 28, 2015. The decrease was primarily the result of decreased country operations retail sales of feed and the decreased sales price of energy related products.

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

Cost of Goods Sold. Consolidated cost of goods sold was $13.9 billion for the six months ended February 29, 2016 compared to $17.0 billion for the six months ended February 28, 2015, which represents a $3.1 billion (18%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.5 billion decreased by $1.8 billion (42%) during the six months ended February 29, 2016 compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to a decrease in the cost of goods purchased for refined fuels and propane. Refined fuels cost of goods sold decreased $1.3 billion (40%), which reflects a $0.70 per gallon (33%) decrease in the average cost of refined fuels when compared to the same period of the previous year. The cost of goods sold related to propane decreased $433.5 million (59%), primarily from an average cost decrease of $0.51 per gallon (48%) and a 22% decrease in volumes due to warmer temperatures in fiscal 2016 compared to fiscal 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $11.4 billion, decreased $1.3 billion (10%) during the six months ended February 29, 2016 compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $8.1 billion and $8.8 billion during the six months ended February 29, 2016 and February 28, 2015, respectively. The cost of grains and oilseed procured through our Ag segment decreased $678.6 million (8%) compared to the six months ended February 28, 2015. This is the result of a decrease in the average cost per bushel of $1.12 (18%), which was partially offset by 12% higher volumes, for the six months ended February 29, 2016, when compared to the same period in the prior year. The average month-end market price per bushel of soybeans, corn and spring wheat decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $756.6 million decreased $26.9 million (3%) during the six months ended February 29, 2016 compared to the six months ended February 28, 2015. The net decrease is comprised of $181.1 million from a lower average cost of oilseeds purchased for further processing, partially offset by $154.2 million in higher volumes compared to the six months ended February 28, 2015. Changes in cost are typically driven by the market price of soybeans purchased. The increase in volumes sold is mostly due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $882.5 million and decreased $127.4 million (13%) during the six months ended February 29, 2016 compared to the same period of the prior year. The decrease is the result of 8% lower volumes and to a lesser extent a 5% lower average cost per ton of $19.01, when compared to the same six-month period in the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $189.3 million (22%) during the six months ended February 29, 2016, primarily from a decrease in the average cost per gallon of $0.40 (21%) and a slight decrease in volumes, when compared with the same period of the previous year. The volumes reflect increased sales on a comparative basis associated with the ethanol plant we acquired in the fourth quarter of fiscal 2015.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $100.7 million (13%) during the six months ended February 29, 2016 compared to the six months ended February 28, 2015, primarily the result of decreased country operations retail sales of feed and the increased purchase price of energy related products.

Our Nitrogen Production segment cost of goods sold was $5.8 million during the six months ended February 29, 2016, with no comparable costs in the prior year. The cost of goods sold resulted from hedges on natural gas contracts associated with our new investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Marketing, General and Administrative. Marketing, general and administrative expenses of $332.8 million for the six months ended February 29, 2016 remained flat compared to the six months ended February 28, 2015, primarily due to foreign currency exchange losses that did not occur in the prior year, offset by decreased compensation costs.

Gain on Investments. Gain on investments for the six months ended February 29, 2016 was $8.7 million, an increase of $3.6 million (72%) compared to the six months ended February 28, 2015. The increase was related to gains on bond transactions specific to our international operations.

Interest, net. Net interest of $22.7 million for the six months ended February 29, 2016 decreased $10.0 million compared to the same period of the previous year. The decrease is the net impact of higher interest income of $6.6 million in the current year and patronage in the prior year associated with the noncontrolling interest of NCRA of $18.9 million which didn't occur in the current year. These items were partially offset by lower capitalized interest of $3.8 million and higher interest expense of $11.7 million associated with increased debt balances in the current year.

Equity Income from Investments. Equity income from investments of $59.4 million for the six months ended February 29, 2016 increased $10.6 million (22%) compared to the six months ended February 28, 2015. The increase was primarily related to equity earnings recognized from the recently completed equity method investment in CF Nitrogen. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes. We recorded an income tax benefit of $22.6 million for the six months ended February 29, 2016 compared to an income tax expense of $54.9 million for the six months ended February 28, 2015 resulting in effective tax rates of (10.6%) and 10.4%, respectively. The tax benefit for the six months ended February 29, 2016 is primarily due to a settlement with the Internal Revenue Service on a certain tax item as well as the recognition of fiscal 2015 tax credits from the enactment of the Protecting Americans from Tax Hikes Act of 2015 during the year. The federal and state statutory rate applied to nonpatronage business activity was 38.3% and 38.1% for the six-month periods ended February 29, 2016 and February 28, 2015, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

On February 29, 2016, we had working capital, defined as current assets less current liabilities, of $890.8 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $2.8 billion and a current ratio of 1.5 on August 31, 2015. The decrease in working capital was driven primarily by reduced cash levels and by increased short-term borrowings used to finance working capital that had previously been supported on an interim basis by preferred stock proceeds. The cash and extracted preferred stock proceeds were used to fund part of the $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016. On February 28, 2015, we had working capital of $3.7 billion and a current ratio of 1.6 compared to working capital of $3.2 billion and a current ratio of 1.5 on August 31, 2014.

As of February 29, 2016, we had cash and cash equivalents of $339.5 million, total equities of $7.7 billion, long-term debt of $2.6 billion and notes payable of $2.8 billion. Our capital allocation priorities include maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds, paying down funded debt, taking advantage of strategic opportunities and investing to benefit our owners. Our primary sources of cash for the six months ended February 29, 2016 were net cash flows from operations and proceeds from lines of credit and long-term borrowings. The primary uses of cash during that period were payments on indebtedness, our investment in CF Nitrogen, capital expenditures, the distribution of patronage refunds and dividends (preferred stock). We believe that cash generated by operating activities, along with available borrowing capacity under our revolving credit facilities, will be sufficient to support our operations for the next 12 months.

For fiscal 2016, we expect total capital expenditures to be approximately $912.1 million. Included in that amount is approximately $429.6 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. That amount includes the remaining expenditures for our multi-year, $583.6 million project to replace a coker at our McPherson refinery. We incurred $167.4 million of costs related to the coker project in fiscal 2015 and $37.4 million during the first two quarters of fiscal 2016 before placing the coker into service in February 2016. We also began a $368.5 million expansion at the McPherson refinery during the year ended August 31, 2013 which is anticipated to be completed in fiscal 2016. We incurred $159.2 million of costs related to the expansion during the year ended August 31, 2015 and $22.4 million during the first two quarters of fiscal 2016.

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen; and an associated 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate annually from CF Nitrogen for ratable delivery. The investment was financed through the issuance of long-term debt in combination with borrowings under existing credit facilities and available cash.

As of August 31, 2015, we had a five-year, unsecured revolving credit facility with a syndication of domestic and international banks and a committed amount of $2.5 billion that would expire in June 2018, which had no amounts outstanding. In September 2015, this facility was amended and restated. As a result, this facility now has a committed amount of $3.0 billion and expires in September 2020. As of February 29, 2016 we had $600.0 million outstanding under this facility. The financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreement relating to this facility, of $3.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.50 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization ("EBITDA") with adjustments as defined in the credit agreement relating to this facility. A third financial ratio does not allow our adjusted consolidated funded debt to consolidated net worth to exceed 0.80 to 1.00 at the end of each fiscal quarter. As of February 29, 2016, we were in compliance with all of these covenants.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used primarily to fund our working capital and bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. As of February 29, 2016, outstanding borrowings under the facilities were $667.6 million.

In addition, our wholly owned subsidiary, CHS Capital, LLC ("CHS Capital"), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing explained in further detail below under “Cash Flows from Financing Activities.”

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

Cash flows provided by operating activities were $319.1 million for the six months ended February 29, 2016 compared to cash flows used in operating activities of $502.2 million for the six months ended February 28, 2015. The difference in cash flows when comparing the two periods is primarily due to significantly decreased cash outflows associated with changes in net operating assets and liabilities in fiscal 2016 when compared to the same period in fiscal 2015.

Our operating activities generated net cash of $319.1 million during the six months ended February 29, 2016. The cash provided by operating activities resulted from net income of $236.0 million and net non-cash expenses and distributions from equity investments of $172.3 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $89.2 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $243.6 million, partially offset by gains on our crack spread contingent consideration liability of $51.8 million and deferred taxes of $31.1 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by an increase in feed and farm supplies inventory (81% increase related to the buildup of feed and farm supplies for the spring agronomy season) and supplier advances, partially offset by a decrease in receivables combined with increased accounts payable and the benefit of additional customer advance payments. During the six months ended February 29, 2016, declining commodity prices decreased the amounts we needed to expend to obtain inventory. On February 29, 2016, the per-bushel market prices of wheat, soybeans and corn had decreased by $0.05 (1%), $0.45 (5%), and $0.38 (10%), respectively, when compared to spot prices on August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses experienced decreases ranging from 9% to 29%, depending on the product. Additionally, crude oil market prices decreased by $15.45 per barrel (31%) from August 31, 2015 to February 29, 2016.

Our operating activities used net cash of $502.2 million during the six months ended February 28, 2015. The cash used in operating activities resulted from a decrease in cash flows due to changes in net operating assets and liabilities of $1.2 billion, partially offset by net income of $471.2 million and net non-cash expenses and cash distributions from equity investments of $240.5 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $188.7 million and deferred taxes of $49.7 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in customer margin deposits and credit balances and increases in grain and oilseed inventory (50% increase related to an above-average fall harvest) and feed and farm supplies inventory (94% increase related to the buildup of feed and farm supplies for the spring agronomy season) compared to the prior year. Increases in inventory quantities were partially offset by decreases in certain commodity prices from February 28, 2015 to August 31, 2014. The per-bushel market prices of wheat and soybeans decreased by $0.59 (10%) and $0.59 (5%), respectively, while the per-bushel market price of corn increased $0.26 (7%) from August 31, 2014 to February 28, 2015. During the same period, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased or increased slightly depending upon the product, with the exception of urea, which decreased approximately 17%. Additionally, crude oil market prices decreased by $46.20 per barrel (48%) from August 31, 2014 to February 28, 2015.

Our second fiscal quarter has historically been the period of our highest short-term borrowing needs, as cash is used to build inventories at our wholesale crop nutrients and retail operations in our Ag segment and to make payments on deferred payment contracts which have accumulated over the course of the prior calendar year. Our net income has historically been the lowest during our second fiscal quarter and highest during our third fiscal quarter, although we cannot ensure this trend will continue. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 29, 2016 and February 28, 2015, the net cash used in our investing activities totaled $3.2 billion and $906.8 million, respectively.

We acquired property, plant and equipment totaling $428.3 million and $549.9 million during the six months ended February 29, 2016 and February 28, 2015, respectively.

For the six months ended February 29, 2016 and February 28, 2015, turnaround expenditures were $19.1 million and $7.5 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every two-to-four years.

Cash paid to acquire businesses, net of cash acquired, totaled $10.2 million and $2.4 million for the six months ended February 29, 2016 and February 28, 2015, respectively. These acquisitions were in our Ag segment.

Investments in joint ventures and other entities during the six months ended February 29, 2016 and February 28, 2015, totaled $2.8 billion and $57.4 million, respectively. The primary driver of the increase in fiscal 2016 compared to 2015 is our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016.

Changes in notes receivable during the six months ended February 29, 2016 and February 28, 2015 resulted in net decreases in cash flows of $4.4 million and $14.4 million, respectively. The primary cause of the change in cash flows during both periods relates to changes in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the six months ended February 29, 2016 and February 28, 2015, our financing activities provided net cash of $2.3 billion and $535.4 million, respectively. The primary driver of the increase in fiscal 2016 compared to 2015 is increased borrowings used to finance our $2.8 billion investment in CF Nitrogen on February 1, 2016.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On February 29, 2016 and August 31, 2015, we had total short-term indebtedness outstanding on the various facilities described below and other miscellaneous short-term notes payable of $2.2 billion and $813.7 million, respectively.

On February 29, 2016, we had a five-year, unsecured revolving credit facility, expiring in September 2020, with a committed amount of $3.0 billion, of which $600.0 million was outstanding. In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used primarily to fund our working capital and bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. As of February 29, 2016, outstanding borrowings under these facilities were $667.6 million.

In addition to our primary revolving credit facilities, we have a three-year $250.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), a wholly owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility was $190.0 million as of February 29, 2016.

In April 2016, CHS Agronegocio entered into a new three-year, $325.0 million committed revolving pre-export credit facility as a successor to the aforementioned $250.0 million credit facility. This facility will be used to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products and expires in April 2019. In conjunction with entering into this facility, CHS Agronegocio agreed not to request additional advances under the $250.0 million facility. The amount available at closing under the new facility was $325.0 million and the outstanding balance was zero.

As of February 29, 2016, CHS Agronegocio also had uncommitted lines of credit with $184.3 million outstanding. In addition, our other international subsidiaries had uncommitted lines of credit with a total of $537.5 million outstanding at February 29, 2016, of which $240.2 million was collateralized.

We have two uncommitted commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our revolving credit facilities do not allow them to be used to pay principal under a commercial paper facility. On February 29, 2016 and August 31, 2015, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly owned subsidiary of CHS Capital, had commitments totaling $350.0 million as of February 29, 2016, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.36% as of February 29, 2016. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $196.0 million as of February 29, 2016.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.89% to 3.70% as of February 29, 2016. As of February 29, 2016, the total funding commitment under these agreements was $141.3 million, of which $35.2 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $300.0 million. The total outstanding commitments under the program totaled $278.8 million as of February 29, 2016, of which $168.3 million was borrowed with an interest rate of 1.91%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of February 29, 2016, and are due upon demand. Borrowings under these notes totaled $195.4 million as of February 29, 2016.

Long-term Debt Financing:

We maintain long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition or development of property, plant and equipment.

On February 29, 2016, we had total long-term debt outstanding of $2.6 billion, of which $1.8 billion was private placement debt, $660.4 million was bank financing, $119.4 million was capital lease obligations and $75.8 million was other notes and contracts payable. On August 31, 2015, we had total long-term debt outstanding of $1.4 billion. Our long-term debt is unsecured except for other notes and contracts in the amount of $0.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all of these debt covenants and restrictions as of February 29, 2016.

In September 2015, we entered into a ten-year term loan with a syndication of lenders. The agreement provides for committed term loans in an amount up to $600.0 million, which may be drawn down from time to time, but in no event on more than 10 occasions, from September 4, 2015 until September 4, 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or a LIBOR rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBOR loans and between 0.50% and 1.00% for base rate loans. As of February 29, 2016, $600.0 million was outstanding under this agreement.

In January 2016, we consummated a private placement of long-term notes in the aggregate principal amount of $680.0 million with certain accredited investors, which long-term notes are layered into six series. The first series of $152.0 million has an interest rate of 4.39% and is due in January 2023. The second series of $150.0 million has an interest rate of 4.58% and is due in January 2025. The third series of $58.0 million has an interest rate of 4.69% and is due in January 2027. The fourth series of $95.0 million has an interest rate of 4.74% and is due in January 2028. The fifth series of $100.0 million has an interest rate of 4.89% and is due in January 2031. The sixth series of $125.0 million has an interest rate of 5.40% and is due in January 2036.

During the six months ended February 29, 2016 and February 28, 2015, we repaid long-term debt of $142.9 million and $150.4 million, respectively.

Other Financing:

During the six months ended February 29, 2016 and February 28, 2015, pursuant to our agreement to acquire the remaining noncontrolling interests in CHS McPherson Refinery, Inc. (formerly National Cooperative Refinery Association), we made payments of $153.0 million and $66.0 million, respectively, increasing our ownership to 100.0% in fiscal 2016.

Changes in checks and drafts outstanding resulted in a decrease in cash flows of $6.8 million and an increase in cash flows of $28.7 million during the six months ended February 29, 2016 and February 28, 2015, respectively.

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Patronage earnings from the year ended August 31, 2015 were distributed during the six months ended February 29, 2016. The cash portion of this distribution, deemed by the Board of Directors to be 40%, was $251.5 million. During the six months ended February 28, 2015, we distributed cash patronage of $275.6 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2016 patronage (for which distributions will be made in fiscal 2017), individuals will also be able to participate in an annual retirement program similar to the one that was previously only available to non-individual members. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2015, that will be redeemed in fiscal 2016, to be approximately $107.3 million, of which $10.4 million was redeemed in cash during the six months ended February 29, 2016, compared to $108.7 million redeemed in cash during the six months ended February 28, 2015.

On March 31, 2016, we issued an additional 2,693,195 shares of Class B Series 1 Preferred Stock to redeem approximately $76.8 million of qualified equity certificates to eligible owners. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.50 of qualified equity certificates.

The following is a summary of our outstanding preferred stock as of February 29, 2016, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Dividend rate (a) (b)	Dividend payment frequency	Redeemable beginning (c)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(d)	12,272,003	$306.8	8%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1 (e)	CHSCO	(f)	18,071,363	$451.8	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	7.1%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	6.75%	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	7.5%	Quarterly	1/21/2025

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

(d)	The 8% Preferred Stock was issued at various times from 2003-2010.

(e)	This row does not include the 2,693,195 shares of Class B Series 1 Preferred Stock that were issued on March 31, 2016.

(f)	11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013 and an additional 6,752,188 shares were issued on August 25, 2014.

Dividends paid on our preferred stock during the six months ended February 29, 2016 and February 28, 2015, were $81.0 million and $54.8 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015 have not materially changed during the six months ended February 29, 2016.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 29, 2016, our bank covenants allowed maximum guarantees of $1.0 billion, of which $116.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 29, 2016.

Debt

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the six months ended February 29, 2016.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the six months ended February 29, 2016.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 29, 2016 that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 29, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

On December 1, 2015, we began implementation of a new enterprise resource planning (“ERP”) system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. The implementation of the new ERP system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and our management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As we previously reported in our Annual Report on Form 10-K for the year ended August 31, 2015, on September 18, 2015, we received a letter from the Montana Department of Environmental Quality (the “MDEQ”) alleging that, from May 2013 through May 2015, sulfur dioxide emissions from one of the incinerator stacks at our Laurel, Montana refinery exceeded the amounts allowable under the refinery’s permits, and requesting that we execute a consent order with the MDEQ providing, among other things, for our payment of an administrative penalty in the amount of $183,425. On October 16, 2015, we sent a response letter to the MDEQ, disputing certain factual matters set forth in MDEQ’s original letter and requesting certain modifications to the proposed consent order, including a significant decrease in the amount of the proposed administrative penalty. In March 2016, we received a notification from the MDEQ proposing to reduce the administrative penalty to $90,000. We accepted the MDEQ's revised proposal on April 4, 2016.

For information regarding our other reportable legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended August 31, 2015.

ITEM 1A.     RISK FACTORS

There have been no material changes to our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2015, except that as a result of the consummation of our investment in CF Nitrogen, the risk factors under the heading "We will require significant financing to consummate our strategic venture with CF Industries" and in the final paragraph under the heading "Acquisitions, strategic alliances, joint ventures, divestitures, and other non-ordinary course of business events resulting from portfolio management actions and other evolving business strategies, including our strategic venture with CF Industries, could affect future results" in our Annual Report on Form 10-K for the year ended August 31, 2015 are no longer applicable.

ITEM 5.    OTHER INFORMATION

New Employment Agreement

On April 7, 2016, CHS Inc. (the “Company”) entered into an Employment Agreement (the “New Employment Agreement”) with Carl M. Casale, to be effective as of September 1, 2016 (the “Effective Date”), setting forth the terms pursuant to which Mr. Casale will serve as Chief Executive Officer of the Company commencing on the Effective Date. The initial term of the existing Employment Agreement between the Company and Mr. Casale, dated as of November 6, 2013 (the “Existing Employment Agreement”), ends on January 1, 2017. The Existing Employment Agreement will remain in effect until the Effective Date, at which time it will be superseded and replaced in its entirety by the New Employment Agreement.

The New Employment Agreement has an initial term of four years ending on September 1, 2020, provided that beginning on September 1, 2020 and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least sixty days in advance of the relevant anniversary date, of its intent not to renew the New Employment Agreement for the additional one-year period. Pursuant to the New Employment Agreement, Mr. Casale will be entitled to:

•	his current annual base salary of $1,051,000, subject to increase by the Company’s Board of Directors (the “Board”) from time to time;

•
earn a target annual incentive compensation award, beginning with the 2017 fiscal year, of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on the achievement of performance targets set by the Board;

•
earn a target long-term incentive compensation award of 125% of his average base salary during the three-year performance period applicable to such award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to such award;

•
participate in all employee benefit plans and programs maintained by the Company and made available to employees generally, and all executive benefit plans maintained by the Company and made available to senior executives generally, in each case to the extent he is eligible under the terms of such plans; and

•	certain fringe benefits as determined by the Board.

The New Employment Agreement includes a clawback provision providing that if there is a restatement of the Company’s financial results (other than a prophylactic or voluntary restatement due to a change in applicable accounting rules or interpretations) due to material noncompliance with financial reporting requirements and the Board determines in good faith that any compensation granted to Mr. Casale was awarded or determined based on such material noncompliance, the Board or a committee thereof may recover any compensation granted to Mr. Casale (or reduce any compensation not yet paid) based on the erroneous financial data in excess of what would have been paid (or in the case of unpaid compensation, what should be paid) to Mr. Casale under the accounting restatement.

In the event of Mr. Casale’s involuntary termination without “cause” (as defined in the New Employment Agreement) or voluntary termination with “Good Reason” (as defined in the New Employment Agreement), Mr. Casale will be entitled to accrued and unpaid compensation as provided in the New Employment Agreement as well as the following severance pay and benefits, conditioned on the execution and continued effectiveness of a release: (1) the annual incentive compensation he would have been entitled to receive for the year in which his termination occurs as if he had continued until the end of that fiscal year, determined based on the Company’s actual performance for that year relative to the performance goals applicable to Mr. Casale (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through his termination date and generally payable in a cash lump sum at the time such incentive awards are payable to other participants; (2) two times Mr. Casale’s base salary plus two times his target annual incentive, payable in three equal installments with the first payable 60 days following termination and the second and third payable on the first and second anniversaries of such termination, respectively; and (3) welfare benefit continuation for two years following termination. In the event of Mr. Casale’s death, “disability” (as defined in the New Employment Agreement), involuntary termination for “cause” or voluntary termination without “Good Reason,” Mr. Casale will be entitled to accrued and unpaid compensation as provided in the New Employment Agreement.

During the two year period following Mr. Casale’s cessation of employment with the Company he will be subject to a covenant not to compete with the Company and a covenant not to solicit employees or customers of the Company. The Company will reimburse Mr. Casale's legal expenses up to $25,000 in connection with the negotiation of the New Employment Agreement.

A copy of the New Employment Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

New Change in Control Agreement

Also on April 7, 2016, the Company and Mr. Casale entered into a Change in Control Agreement (the “New Change in Control Agreement”), to be effective as of September 1, 2016. The existing Change in Control Agreement between the Company and Mr. Casale dated as of November 6, 2013 will remain in effect until September 1, 2016, at which time it will be superseded and replaced in its entirety by the New Change in Control Agreement. The New Change in Control has an initial term of one year ending on September 1, 2017, provided that beginning on September 1, 2017 and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least sixty days in advance of the relevant anniversary date, of its intent not to renew the New Change in Control Agreement for the additional one-year period. Additionally, if a “change in control” (as defined in the New Change in Control Agreement”) occurs during the term of the New Change in Control Agreement, such agreement will continue in effect for a period of not less than twenty-four (24) months beyond the month in which the “change in control” occurred

Under the New Change in Control Agreement, upon a “Qualifying Termination” Mr. Casale will be entitled to the following, conditioned on the execution of a release and subject to offset by the amount of any severance previously paid to him under any employment agreement with the Company: (1) a lump sum severance payment equal to 2.5 times the sum of his base salary and target annual incentive compensation award, (2) welfare benefit continuation for a period of 30 months, (3) certain post-retirement health care or life insurance benefits if Mr. Casale would have become eligible for such benefits during the 30 months after the date of termination, (4) a lump sum payment equal to all earned but unused paid time off days, and (5) outplacement fees not to exceed $30,000. In addition, any amounts paid under the New Change in Control Agreement will be reduced to the maximum amount that can be paid without being subject to the excise tax imposed under Internal Revenue Code Section 4999, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. For purposes of the New Change in Control Agreement, a “Qualifying Termination” means a termination by the Company without “cause” (as defined in the New Change in Control Agreement”) or a termination by Mr. Casale with “good reason” (as defined in the New Change in Control Agreement”), in each case either concurrent with or within 24 months following a change in control, or a termination by the Company without “cause” within 6 months prior to a change in control if termination is related to the change in control.

The New Change in Control Agreement also provides for certain non-severance payments to Mr. Casale if he fails to perform his full-time duties as a result of a “disability” (as defined in the New Change in Control Agreement). In such a case, the Company will pay his current base salary and all compensation and benefits payable to him under any compensation or benefit plan we maintain during that period, until his employment is terminated. Additionally, if Mr. Casale’s employment is terminated for any reason following a “change in control” and during the term of the New Change in Control Agreement, the Company will pay his base salary through the date of termination and all compensation and benefits to which he is entitled for all periods preceding the date of termination under the terms of our compensation and benefit plans.

During the two year period following Mr. Casale’s cessation of employment with the Company he will be subject to a covenant not to compete with the Company and a covenant not to solicit employees or customers of the Company.

A copy of the New Change in Control Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Employment Agreement, dated April 7, 2016, between CHS Inc. and Carl M. Casale
10.2	Change in Control Agreement, dated April 7, 2016, between CHS Inc. and Carl M. Casale
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 11, 2016	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer