Form 10-Q
period 2016-05-31
CHS INC
filed 2016-07-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2016.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
________________________________________
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive offices, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2016	August 31, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$346,401	$953,813
Receivables	2,845,822	2,818,110
Inventories	2,874,009	2,652,344
Derivative assets	587,013	513,441
Margin deposits	297,149	273,118
Supplier advance payments	600,326	391,504
Other current assets	322,195	406,479
Total current assets	7,872,915	8,008,809
Investments	3,857,470	1,002,092
Property, plant and equipment	5,453,346	5,192,927
Other assets	1,074,363	1,024,484
Total assets	$18,258,094	$15,228,312
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$3,336,852	$1,165,378
Current portion of long-term debt	214,226	170,309
Current portion of mandatorily redeemable noncontrolling interest	—	152,607
Customer margin deposits and credit balances	190,806	188,149
Customer advance payments	353,005	398,341
Checks and drafts outstanding	129,432	123,208
Accounts payable	1,619,905	1,690,094
Derivative liabilities	486,631	470,769
Accrued expenses	473,958	513,578
Dividends and equities payable	242,623	384,427
Total current liabilities	7,047,438	5,256,860
Long-term debt	2,411,102	1,260,808
Long-term deferred tax liabilities	573,782	580,835
Other liabilities	359,145	460,398
Commitments and contingencies
Equities:
Preferred stock	2,244,136	2,167,540
Equity certificates	4,024,570	4,099,882
Accumulated other comprehensive loss	(213,794)	(214,207)
Capital reserves	1,796,724	1,604,670
Total CHS Inc. equities	7,851,636	7,657,885
Noncontrolling interests	14,991	11,526
Total equities	7,866,627	7,669,411
Total liabilities and equities	$18,258,094	$15,228,312

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenues	$7,796,588	$8,740,905	$22,164,710	$26,596,101
Cost of goods sold	7,479,076	8,429,026	21,346,376	25,446,550
Gross profit	317,512	311,879	818,334	1,149,551
Marketing, general and administrative	169,452	165,341	502,263	498,084
Operating earnings (loss)	148,060	146,538	316,071	651,467
(Gain) loss on investments	(700)	—	(9,422)	(5,074)
Interest expense, net	26,692	10,780	49,398	43,457
Equity (income) loss from investments	(72,453)	(34,750)	(131,819)	(83,548)
Income (loss) before income taxes	194,521	170,508	407,914	696,632
Income tax expense (benefit)	4,838	(7,327)	(17,761)	47,569
Net income (loss)	189,683	177,835	425,675	649,063
Net income (loss) attributable to noncontrolling interests	(592)	(215)	(92)	(504)
Net income (loss) attributable to CHS Inc.	$190,275	$178,050	$425,767	$649,567

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income (loss)	$189,683	$177,835	$425,675	$649,063
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,122, $2,024, $5,911 and $6,391, respectively	3,378	3,258	9,806	10,262
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $744, $(125), $303 and $351, respectively	1,201	(202)	462	570
Cash flow hedges, net of tax expense (benefit) of $1,595, $223, $(2,456) and $(1,262), respectively	2,574	362	(3,945)	(2,047)
Foreign currency translation adjustment	7,761	(1,290)	(5,910)	(12,295)
Other comprehensive income (loss), net of tax	14,914	2,128	413	(3,510)
Comprehensive income (loss)	204,597	179,963	426,088	645,553
Less: comprehensive income (loss) attributable to noncontrolling interests	(592)	(215)	(92)	(504)
Comprehensive income (loss) attributable to CHS Inc.	$205,189	$180,178	$426,180	$646,057

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$425,675	$649,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	324,952	256,073
Amortization of deferred major repair costs	55,074	30,022
(Income) loss from equity investments	(131,819)	(83,548)
Distributions from equity investments	75,435	62,449
Noncash patronage dividends received	(4,866)	(4,882)
(Gain) loss on disposition of property, plant and equipment	(4,062)	(3,897)
(Gain) loss on investments	(9,422)	(5,074)
Unrealized (gain) loss on crack spread contingent liability	(51,321)	(5,697)
Long-lived asset impairment	14,428	—
Deferred taxes	(16,356)	29,836
Other, net	(5,064)	3,071
Changes in operating assets and liabilities, net of acquisitions:
Receivables	154,482	(9,607)
Inventories	(164,652)	(332,906)
Derivative assets	(65,651)	7,799
Margin deposits	(23,988)	35,075
Supplier advance payments	(208,679)	(182,858)
Other current assets and other assets	91,095	20,960
Customer margin deposits and credit balances	2,657	(109,116)
Customer advance payments	(54,136)	5,305
Accounts payable and accrued expenses	(72,161)	(285,931)
Derivative liabilities	9,315	(74,725)
Other liabilities	(78,511)	(27,923)
Net cash provided by (used in) operating activities	262,425	(26,511)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(557,689)	(858,500)
Proceeds from disposition of property, plant and equipment	7,023	8,348
Expenditures for major repairs	(19,338)	(130,302)
Short-term investments, net	(300)	(170,000)
Investments in joint ventures and other	(2,833,968)	(57,595)
Investments redeemed	24,912	11,281
Proceeds from sale of investments	19,477	8,284
Changes in notes receivable, net	(239,889)	(116,556)
Business acquisitions, net of cash acquired	(10,139)	(8,929)
Other investing activities, net	5,550	(5,343)
Net cash provided by (used in) investing activities	(3,604,361)	(1,319,312)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	21,377,619	6,906,754
Payments on lines of credit, long term-debt and capital lease obligations	(18,090,681)	(6,958,504)
Mandatorily redeemable noncontrolling interest payments	(153,022)	(65,981)
Payments on crack spread contingent liability	(2,625)	—
Changes in checks and drafts outstanding	1,680	(58,962)
Preferred stock issued	—	1,010,000
Preferred stock issuance costs	(160)	(32,637)
Preferred stock dividends paid	(121,499)	(93,211)
Retirements of equities	(17,117)	(114,048)
Cash patronage dividends paid	(253,150)	(277,020)
Other financing activities, net	(461)	(250)
Net cash provided by (used in) financing activities	2,740,584	316,141
Effect of exchange rate changes on cash and cash equivalents	(6,060)	(1,653)
Net increase (decrease) in cash and cash equivalents	(607,412)	(1,031,335)
Cash and cash equivalents at beginning of period	953,813	2,133,207
Cash and cash equivalents at end of period	$346,401	$1,101,872

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of May 31, 2016, the Consolidated Statements of Operations for the three and nine months ended May 31, 2016, and 2015, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2016, and 2015, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2016, and 2015, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2015, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

The notes to our consolidated financial statements make reference to our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment resulted from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen") in February 2016. See Note 9, Segment Reporting for more information.

Our consolidated financial statements include the accounts of CHS and all of our wholly owned and majority owned subsidiaries. The effects of all significant intercompany transactions have been eliminated. As of August 31, 2015, we owned approximately 88.9% of National Cooperative Refinery Association ("NCRA"), which operated our McPherson, Kansas refinery and was fully consolidated within our financial statements. In September 2015, our ownership increased to 100% when we purchased the remaining noncontrolling interests in the entity upon the final closing pursuant to the November 2011 agreement described in Note 4, Investments. The entity is now known as CHS McPherson Refinery Inc. ("CHS McPherson").

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

For the three and nine months ended May 31, 2016, turnaround expenditures were $0.2 million and $19.3 million, respectively. For the three and nine months ended May 31, 2015, turnaround expenditures were $122.8 million and $130.3 million, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840 – Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 clarifies and simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. This ASU is effective for us beginning September 1, 2017, for our fiscal year 2018 and for interim periods within that fiscal year. Early application is permitted. We are currently evaluating the possibility of early adoption, along with the impact the adoption will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for us beginning September 1, 2016, for our fiscal year 2017 and for interim periods within that fiscal year. Early application is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements in fiscal 2017.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for us beginning September 1, 2016, for our fiscal year 2017 and for interim periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This ASU is now effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue

Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues. We are planning to adopt ASU 2014-09 and the related ASUs on September 1, 2018, in the first quarter of fiscal 2019. Early application as of the original date is permitted. ASU 2014-09 permits the use of either the full or modified retrospective method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2        Receivables

	May 31, 2016	August 31, 2015
	(Dollars in thousands)
Trade accounts receivable	$1,717,620	$1,793,147
CHS Capital notes receivable	942,957	791,413
Other	329,928	339,995
	2,990,505	2,924,555
Less allowances and reserves	144,683	106,445
Total receivables	$2,845,822	$2,818,110

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

CHS Capital, LLC ("CHS Capital"), our wholly owned subsidiary, has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principal balances as CHS Capital has the ability and intent to hold these notes to maturity. The carrying value of CHS Capital notes receivable approximates fair value, given their short duration and the use of market pricing adjusted for risk. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term amounts included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years of $252.8 million and $190.4 million at May 31, 2016, and August 31, 2015, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of May 31, 2016, and August 31, 2015, the commercial notes represented 37% and 34%, respectively, and the producer notes represented 63% and 66%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, our specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not material at any reporting date presented. As of May 31, 2016, a single borrower accounted for 19% of the total outstanding CHS Capital notes receivable. No other individual third party borrower accounted for more than 10% of the total.

CHS Capital has commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. As of May 31, 2016, customers of CHS Capital had additional available credit of approximately $935.8 million.

Note 3        Inventories

	May 31, 2016	August 31, 2015
	(Dollars in thousands)
Grain and oilseed	$1,283,697	$966,923
Energy	714,610	785,116
Crop nutrients	194,023	369,105
Feed and farm supplies	557,813	465,744
Processed grain and oilseed	99,655	48,078
Other	24,211	17,378
Total inventories	$2,874,009	$2,652,344

As of May 31, 2016, we valued approximately 17% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or market (18% as of August 31, 2015). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $69.2 million and $68.1 million at May 31, 2016, and August 31, 2015, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. During the first two quarters of fiscal 2016, we recorded lower of cost or market valuation adjustments of $80.2 million to cost of goods sold to reduce the carrying value of our energy inventory. During the third quarter of fiscal 2016, market prices for energy products increased and we recorded a recovery of the full $80.2 million valuation reserve, recognizing a benefit to cost of goods sold.

Note 4        Investments

As of August 31, 2015, we owned 88.9% of NCRA and with the final closing in September 2015, our ownership increased to 100%. NCRA is now known as CHS McPherson. In fiscal 2012, we entered into an agreement to purchase the remaining shares of NCRA from Growmark Inc. and MFA Oil Company in separate closings to be held annually thereafter, with the final closing occurring on September 1, 2015. Pursuant to this agreement, we made payments during the nine months ended May 31, 2016, and 2015 of $153.0 million and $66.0 million, respectively. In addition to these payments, we paid $2.6 million during the first quarter of fiscal 2016 related to the associated crack spread contingent liability. The fair value of the remaining contingent liability was $24.7 million as of May 31, 2016.

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

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semi-annual cash distributions. For the three and nine months ended May 31, 2016, these amounts were $41.3 million and $53.1 million, respectively, and are included as equity income from investments in our Nitrogen Production segment. As of May 31, 2016, the carrying value of our investment in CF Nitrogen was $2.9 billion.

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), a joint venture which produces and distributes primarily vegetable oil-based products, and is included in Corporate and Other. We account for Ventura Foods as an equity method investment, and as of May 31, 2016, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. As of May 31, 2016, the carrying value of our investment in Ventura Foods was $363.0 million.

In fiscal 2014, we formed Ardent Mills, LLC ("Ardent Mills"), a joint venture with Cargill Incorporated ("Cargill") and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies, giving CHS a 12% interest in Ardent Mills. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other. As of May 31, 2016, the carrying value of our investment in Ardent Mills was $196.0 million.

TEMCO, LLC ("TEMCO") is owned and governed by Cargill (50%) and CHS (50%). Both owners have committed to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States ("Pacific Northwest") to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest through January 2037. We account for TEMCO as an equity method investment included in our Ag segment. As of May 31, 2016, the carrying value of our investment in TEMCO was $47.5 million.

Other Short-Term Investments

In the first quarter of fiscal 2015, we invested $315.0 million of the proceeds from the September 2014 Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock") issuance (see Note 7, Equities for additional information) in time deposits with original maturities of six and nine months with select highly-rated financial institution counterparties. These investments matured in fiscal 2015 and as of May 31, 2016, and August 31, 2015 we had no outstanding short-term investments. The net cash flows related to these short-term investments are presented as cash flows from investing activities in the Consolidated Statements of Cash Flows.

Note 5        Goodwill and Other Intangible Assets

Goodwill of $159.6 million and $150.1 million on May 31, 2016, and August 31, 2015, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the nine months ended May 31, 2016, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2015	$552	$142,665	$6,898	$150,115
Goodwill acquired during the period	—	5,726	4,158	9,884
Effect of foreign currency translation adjustments	—	268	—	268
Other	—	(695)	—	(695)
Balances, May 31, 2016	$552	$147,964	$11,056	$159,572

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

Intangible assets subject to amortization primarily include customer lists, trademarks and agreements not to compete, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	May 31, 2016			August 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$65,238	$(29,068)	$36,170	$70,925	$(30,831)	$40,094
Trademarks and other intangible assets	40,812	(32,234)	8,578	42,688	(32,134)	10,554
Total intangible assets	$106,050	$(61,302)	$44,748	$113,613	$(62,965)	$50,648

Total amortization expense for intangible assets during the three and nine months ended May 31, 2016, was $1.1 million and $4.9 million, respectively. Total amortization expense for intangible assets during the three and nine months ended May 31, 2015, was $1.8 million and $5.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$4,595
Year 2	3,911
Year 3	3,909
Year 4	3,704
Year 5	3,486

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of May 31, 2016.

	May 31, 2016	August 31, 2015
	(Dollars in thousands)
Notes payable	$2,691,633	$813,717
CHS Capital notes payable	645,219	351,661
Total notes payable	$3,336,852	$1,165,378

In September 2015, we amended and restated our primary line of credit, which is a five-year, unsecured revolving credit facility to, among other things, provide for a committed amount of $3.0 billion that expires in September 2020. The outstanding balance on this facility was $950.0 million as of May 31, 2016; and there was no outstanding balance on the predecessor facility as of August 31, 2015.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.25% to 1.00%. As of May 31, 2016, outstanding borrowings under these facilities were $858.5 million.

Long-Term Debt

In September 2015, we entered into a ten-year term loan with a syndication of lenders. The agreement provides for committed term loans in an amount up to $600.0 million. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or LIBOR) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBOR loans and between 0.50% and 1.00% for base rate loans. As of May 31, 2016, outstanding borrowings under this agreement were $600.0 million.

In June 2016, we amended the ten-year term loan so that $300.0 million of the $600.0 million loan balance possesses a revolving feature, whereby we can pay down and re-advance an amount up to the referenced $300.0 million. The revolving feature matures on September 1, 2017, and the total funded loan balance on that day reverts to a non-revolving term loan. No other material changes were made to the original terms and conditions of the ten-year term loan.

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

Interest

The following table presents the components of interest expense, net for the three and nine months ended May 31, 2016, and 2015. We have revised prior period amounts in this table to include interest expense related to capital lease obligations that were previously accounted for as operating leases. See Note 13, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest expense	$43,979	$25,588	$98,886	$68,784
Interest-purchase of CHS McPherson noncontrolling interests	—	4,844	—	23,772
Capitalized interest	(6,513)	(17,104)	(27,333)	(41,715)
Interest income	(10,774)	(2,548)	(22,155)	(7,384)
Interest expense, net	$26,692	$10,780	$49,398	$43,457

Note 7        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period from the time of effectiveness. As of May 31, 2016, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement.

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

Changes in Equities

Changes in equities for the nine months ended May 31, 2016, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2015	$3,793,897	$23,057	$282,928	$2,167,540	$(214,207)	$1,604,670	$11,526	$7,669,411
Reversal of prior year patronage and redemption estimates	(281,393)	—	—	—	—	625,444	—	344,051
Distribution of 2015 patronage refunds	375,504	—	—	—	—	(628,654)	—	(253,150)
Redemptions of equities	(93,292)	(97)	(483)	—	—	—	—	(93,872)
Equities issued, net	23,035	—	—	76,596	—	—	—	99,631
Preferred stock dividends	—	—	—	—	—	(122,382)	—	(122,382)
Other, net	297	(21)	(316)	—	—	(5,303)	3,557	(1,786)
Net income	—	—	—	—	—	425,767	(92)	425,675
Other comprehensive income (loss), net of tax	—	—	—	—	413	—	—	413
Estimated 2016 cash patronage refunds	—	—	—	—	—	(102,818)	—	(102,818)
Estimated 2016 equity redemptions	(98,546)	—	—	—	—	—	—	(98,546)
Balance, May 31, 2016	$3,719,502	$22,939	$282,129	$2,244,136	$(213,794)	$1,796,724	$14,991	$7,866,627

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the nine months ended May 31, 2016, and 2015:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Current period other comprehensive income (loss), net of tax	135	462	(6,805)	(6,380)	(12,588)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	9,671	—	2,860	470	13,001
Net other comprehensive income (loss), net of tax	9,806	462	(3,945)	(5,910)	413
Balance as of May 31, 2016	$(161,923)	$4,618	$(9,269)	$(47,220)	$(213,794)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Current period other comprehensive income (loss), net of tax	236	570	(2,418)	(12,295)	(13,907)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,026	—	371	—	10,397
Net other comprehensive income (loss), net of tax	10,262	570	(2,047)	(12,295)	(3,510)
Balance as of May 31, 2015	$(141,590)	$4,968	$(4,769)	$(18,876)	$(160,267)

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

Components of net periodic benefit costs for the three and nine months ended May 31, 2016, and 2015 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit costs for the three months ended May 31 are as follows:	(Dollars in thousands)
Service cost	$9,383	$8,889	$258	$206	$353	$188
Interest cost	7,691	7,003	352	357	427	288
Expected return on assets	(12,013)	(12,431)	—	—	—	—
Prior service cost (credit) amortization	402	407	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,765	4,916	172	272	(116)	(342)
Net periodic benefit cost	$10,228	$8,784	$839	$892	$634	$104
Components of net periodic benefit costs for the nine months ended May 31 are as follows:
Service cost	$28,149	$27,005	$776	$656	$1,059	$1,134
Interest cost	23,075	21,019	1,055	1,061	1,282	1,118
Expected return on assets	(36,040)	(37,305)	—	—	—	—
Prior service cost (credit) amortization	1,205	1,223	171	171	(90)	(90)
Actuarial (gain) loss amortization	14,294	14,724	518	794	(348)	(553)
Net periodic benefit cost	$30,683	$26,666	$2,520	$2,682	$1,903	$1,609

Employer Contributions

Total contributions to be made during fiscal 2016, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2016, CHS made a voluntary contribution of $43.4 million to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2016.

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

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, serves as a wholesaler and retailer of crop inputs and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen which was completed in February 2016 and entitles us to purchase granular urea and UAN annually from CF Nitrogen on a ratable basis. There were no changes to the composition of our Energy and Ag segments as a result of this investment, and there were no impacts to historically reported segment results and balances. Corporate and Other primarily represents our non-consolidated wheat milling and packaged food joint ventures, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services.

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results vary throughout the year. With the exception of our last two fiscal years, our income has generally been lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

Segment information for the three and nine months ended May 31, 2016, and 2015 is presented in the tables below. We have revised prior period amounts in these tables to include activity and amounts related to capital leases that were previously accounted for as operating leases. See Note 13, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2016:	(Dollars in thousands)
Revenues	$1,322,624	$6,526,714	$—	$25,114	$(77,864)	$7,796,588
Operating earnings (loss)	103,614	24,432	253	19,761	—	148,060
(Gain) loss on investments	—	(881)	—	181	—	(700)
Interest (income) expense, net	(4,487)	7,045	16,549	7,585	—	26,692
Equity (income) loss from investments	(1,300)	(5,931)	(41,257)	(23,965)	—	(72,453)
Income (loss) before income taxes	$109,401	$24,199	$24,961	$35,960	$—	$194,521
Intersegment revenues	$(76,114)	$(3,016)	$—	$1,266	$77,864	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2015:	(Dollars in thousands)
Revenues	$1,732,192	$7,088,072	$—	$17,750	$(97,109)	$8,740,905
Operating earnings (loss)	75,498	69,215	—	1,825	—	146,538
(Gain) loss on investments	—	—	—	—	—	—
Interest (income) expense, net	(7,479)	15,494	—	2,765	—	10,780
Equity (income) loss from investments	(364)	(7,964)	—	(26,422)	—	(34,750)
Income (loss) before income taxes	$83,341	$61,685	$—	$25,482	$—	$170,508
Intersegment revenues	$(94,092)	$(3,017)	$—	$—	$97,109	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2016:	(Dollars in thousands)
Revenues	$4,162,685	$18,221,420	$—	$68,210	$(287,605)	$22,164,710
Operating earnings (loss)	214,827	77,605	(5,506)	29,145	—	316,071
(Gain) loss on investments	—	(6,595)	—	(2,827)	—	(9,422)
Interest (income) expense, net	(20,897)	30,007	21,286	19,002	—	49,398
Equity (income) loss from investments	(3,487)	(8,152)	(53,112)	(67,068)	—	(131,819)
Income (loss) before income taxes	$239,211	$62,345	$26,320	$80,038	$—	$407,914
Intersegment revenues	$(250,425)	$(36,032)	$—	$(1,148)	$287,605	$—
Capital expenditures	$305,694	$205,517	$—	$46,478	$—	$557,689
Depreciation and amortization	$139,391	$168,596	$—	$16,965	$—	$324,952
Total assets at May 31, 2016	$4,524,718	$7,959,387	$2,854,201	$2,919,788	$—	$18,258,094

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2015:	(Dollars in thousands)
Revenues	$6,697,942	$20,231,391	$—	$53,546	$(386,778)	$26,596,101
Operating earnings (loss)	362,645	293,247	—	(4,425)	—	651,467
(Gain) loss on investments	—	(2,875)	—	(2,199)	—	(5,074)
Interest (income) expense, net	(10,547)	46,500	—	7,504	—	43,457
Equity (income) loss from investments	(1,440)	(12,427)	—	(69,681)	—	(83,548)
Income (loss) before income taxes	$374,632	$262,049	$—	$59,951	$—	$696,632
Intersegment revenues	$(374,612)	$(12,166)	$—	$—	$386,778	$—
Capital expenditures	$494,681	$309,384	$—	$54,435	$—	$858,500
Depreciation and amortization	$107,910	$137,712	$—	$10,451	$—	$256,073
Total assets at May 31, 2015	$4,625,773	$8,141,681	$—	$3,085,528	$—	$15,852,982

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

	May 31, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$553,048	$—	$47,618	$505,430
Foreign exchange derivatives	14,088	—	6,672	7,416
Interest rate derivatives - hedge	19,877	—	—	19,877
Total	$587,013	$—	$54,290	$532,723
Derivative Liabilities:
Commodity and freight derivatives	$472,340	$9,857	$47,618	$414,865
Foreign exchange derivatives	14,276	—	6,672	7,604
Interest rate derivatives - hedge	—	—	—	—
Interest rate derivatives - non-hedge	15	—	—	15
Total	$486,631	$9,857	$54,290	$422,484

	August 31, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$476,071	$—	$58,401	$417,670
Foreign exchange derivatives	23,154	—	11,682	11,472
Interest rate derivatives - hedge	14,216	—	—	14,216
Total	$513,441	$—	$70,083	$443,358
Derivative Liabilities:
Commodity and freight derivatives	$427,052	$11,482	$58,401	$357,169
Foreign exchange derivatives	37,598	—	11,682	25,916
Interest rate derivatives - hedge	6,058	—	—	6,058
Interest rate derivatives - non-hedge	61	—	—	61
Total	$470,769	$11,482	$70,083	$389,204

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2016, and 2015. We have revised the information that we have historically included in this table below to correct for immaterial errors in the previously disclosed amounts. Although such gains and losses have been, and continue to be, appropriately recorded in the Consolidated Statements of Operations, the previous disclosures did not accurately reflect the derivative gains and losses in each period. These disclosure revisions did not materially impact our consolidated financial statements.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2016	2015	2016	2015
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$(193,548)	$23,840	$(103,532)	$136,384
Foreign exchange derivatives	Cost of goods sold	2,249	4,816	(7,550)	7,960
Foreign exchange derivatives	Marketing, general and administrative	(12,820)	(605)	2,308	4,441
Interest rate derivatives	Interest, net	(5,096)	10	(6,299)	84
Total		$(209,215)	$28,061	$(115,073)	$148,869

Commodity and Freight Contracts:

As of May 31, 2016, and August 31, 2015, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	May 31, 2016		August 31, 2015
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	833,047	1,121,351	711,066	895,326
Energy products - barrels	16,132	8,311	17,238	11,676
Processed grain and oilseed - tons	651	4,191	706	2,741
Crop nutrients - tons	33	28	48	116
Ocean and barge freight - metric tons	4,425	2,813	5,916	1,962
Rail freight - rail cars	193	82	297	122
Natural gas - MMBtu	7,780	—	—	—

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to immaterial risks relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $820.2 million and $1.3 billion as of May 31, 2016, and August 31, 2015, respectively.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of May 31, 2016, and August 31, 2015, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the nine months ended May 31, 2016, and 2015, we recorded offsetting fair value adjustments of $7.6 million and $8.3 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded an immaterial amount of losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled an additional two interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. During the third quarter of fiscal 2016, we settled the remaining two interest rate swaps, paying $5.1 million in cash upon their scheduled termination. We did not issue additional fixed-rate debt as previously planned, and we reclassified all amounts previously recorded to other comprehensive income into earnings.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2016, and 2015.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest rate derivatives	$—	$389	$(10,070)	$(3,907)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three and nine months ended May 31, 2016, and 2015.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2016	2015	2016	2015
		(Dollars in thousands)
Interest rate derivatives	Interest income (expense)	$(4,166)	$(197)	$(4,631)	$(598)

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

Recurring fair value measurements at May 31, 2016, and August 31, 2015 are as follows:

	May 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$45,704	$507,344	$—	$553,048
Foreign currency derivatives	—	14,088	—	14,088
Interest rate swap derivatives	—	19,877	—	19,877
Deferred compensation assets	74,274	—	—	74,274
Other assets	11,288	—	—	11,288
Total	$131,266	$541,309	$—	$672,575
Liabilities:
Commodity and freight derivatives	$54,705	$417,635	$—	$472,340
Foreign currency derivatives	—	14,276	—	14,276
Interest rate swap derivatives	—	15	—	15
Crack spread contingent consideration liability	—	—	24,661	24,661
Total	$54,705	$431,926	$24,661	$511,292

	August 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$46,976	$429,094	$—	$476,070
Foreign currency derivatives	—	23,155	—	23,155
Interest rate swap derivatives	—	14,216	—	14,216
Deferred compensation assets	72,571	—	—	72,571
Other assets	10,905	—	—	10,905
Total	$130,452	$466,465	$—	$596,917
Liabilities:
Commodity and freight derivatives	$58,873	$368,179	$—	$427,052
Foreign currency derivatives	—	37,598	—	37,598
Interest rate swap derivatives	—	6,119	—	6,119
Crack spread contingent consideration liability	—	—	75,982	75,982
Total	$58,873	$411,896	$75,982	$546,751

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

Quantitative Information about Level 3 Fair Value Measurements
Item	Fair Value May 31, 2016 (Dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Crack spread contingent consideration liability	$24,661	Adjusted Black-Scholes option pricing model	Forward crack spread margin quotes on May 31, 2016 (a)	$12.96-$14.81 ($13.72)
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	159.91%
			Risk-free interest rate (d)	0.48-0.94% (0.67)
			Expected life - years (e)	0.25-1.25 (0.66)
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended May 31, 2016, and 2015.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2016	2015
	(Dollars in thousands)
Balances, February 29, 2016, and February 28, 2015, respectively	$24,155	$121,070
Total (gains) losses included in cost of goods sold	506	(11,850)
Balances, May 31, 2016, and 2015, respectively	$24,661	$109,220

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended May 31, 2016, and 2015.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2016	2015
	(Dollars in thousands)
Balances, August 31, 2015, and 2014, respectively	$75,982	$114,917
Total (gains) losses included in cost of goods sold	(51,321)	(5,697)
Balances, May 31, 2016, and 2015, respectively	$24,661	$109,220

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities.

Note 12        Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of May 31, 2016, our bank covenants allowed maximum guarantees of $1.0 billion, of which $114.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2016.

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

Materiality Assessment

We assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), our consolidated financial statements as of and for the three and nine months ended May 31, 2015, which are presented herein, have been revised. The following are selected line items from our consolidated financial statements illustrating the effects of these revisions:

	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended			For the Nine Months Ended
	May 31, 2015			May 31, 2015
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cost of goods sold	$8,430,249	$(1,223)	$8,429,026	$25,450,359	$(3,809)	$25,446,550
Gross profit	310,656	1,223	311,879	1,145,742	3,809	1,149,551
Operating earnings	145,315	1,223	146,538	647,658	3,809	651,467
Interest expense, net	9,557	1,223	10,780	39,648	3,809	43,457
Income before income taxes	170,508	—	170,508	696,632	—	696,632

	For the Nine Months Ended
	May 31, 2015
	As Previously Reported	Revision	As Revised

Cash flows from operating activities:
Depreciation and amortization	$227,323	$28,750	$256,073
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts payable and accrued expenses	(301,956)	16,025	(285,931)
Net cash provided by (used in) operating activities	(71,286)	44,775	(26,511)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(827,228)	(31,272)	(858,500)
Expenditures for major repairs	(145,550)	15,248	(130,302)
Net cash provided by (used in) investing activities	(1,303,288)	(16,024)	(1,319,312)
Cash flows from financing activities:
Principal payments on capital lease obligations (1)	—	(29,886)	(29,886)
Other financing activities, net	151	(401)	(250)
Net cash provided by (used in) financing activities	344,892	(28,751)	316,141

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

Many of our business activities are highly seasonal and operating results vary throughout the year. With the exception of our last two fiscal years, our income has generally been lowest during the second fiscal quarter and highest during the third fiscal quarter. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

Our business is cyclical and in recent years the Ag and Energy economies have been near the peak of the cycle. The Ag and Energy industries have fallen off of their peaks and entered into a down cycle characterized by reduced commodity prices and lower margins globally. This down cycle also impacts the nitrogen fertilizer industry and as a result, we expect to be similarly impacted in our Nitrogen Production business. We are unable to predict how long this down cycle will last or how severe it may be. During this period, we, along with our competitors and customers, expect our revenues, margins and cash flows to be under pressure as energy and commodity prices remain low and potentially further decline. As we operate in this ongoing down cycle, we are taking prudent actions regarding costs and investments, while continuing to position ourselves to take advantage of opportunities as they arise. These prudent actions include anticipating holding overhead costs flat and reducing capital investments for the remainder of fiscal 2016, through fiscal 2017 into fiscal 2018, as well as focusing on the return we earn on our investments in assets.

Results of Operations

Comparison of the three months ended May 31, 2016, and May 31, 2015

General.  We recorded income before income taxes of $194.5 million during the three months ended May 31, 2016, compared to $170.5 million during the three months ended May 31, 2015, an increase of $24.0 million (14%). Operating results reflected increased pretax earnings in our Energy and Corporate and Other as well as earnings from our new Nitrogen Production segment. These earnings were partially offset by the impacts of a down cycle in the Ag economy, which led to decreased pretax earnings in our Ag segment of $37.5 million.

Our Energy segment generated income before income taxes of $109.4 million for the three months ended May 31, 2016, compared to $83.3 million for the three months ended May 31, 2015, representing an increase of $26.1 million (31%). The majority of our increased earnings for the three months ended May 31, 2016, was driven by our refined fuels business due primarily to an $80.2 million non-cash benefit associated with the recovery of lower of cost or market charges that were taken earlier in fiscal 2016 when energy markets were lower. This was partially offset by lower refining margins. Like all downstream refinery owners, we are impacted by fluctuations in energy commodity prices by the requirement to reduce our inventory values to the lower of cost or market ("LCM") and should energy commodity prices decline again, we may be subject to non-cash LCM adjustments which could be significant. To the extent that market prices increase, we may be able to recover prior LCM adjustments, which is what occurred in the third quarter of fiscal 2016. Our lubricants and propane businesses experienced earning declines while our transportation business earnings increased over the same period versus prior year. We are subject to the Renewable Fuels Standard ("RFS") which requires refiners to blend renewable fuels (e.g. ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuels percentage standards ("mandate") for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be extremely volatile. On November 30, 2015, the EPA released the final mandate for years 2014, 2015 and 2016 resulting in an increase to the price of RINs. This increase did not have a material impact on our financial results.

Our Ag segment generated income before income taxes of $24.2 million for the three months ended May 31, 2016, compared to income before income taxes of $61.7 million in the three months ended May 31, 2015, a decrease in earnings of $37.5 million (61%). Our processing and food ingredients businesses experienced decreased earnings of $48.1 million for the three months ended May 31, 2016, compared to the same period of the previous year, primarily related to a bad debt charge associated with a specific customer and, to a lesser extent, lower margins in our soybean crushing business. Our country operations earnings decreased $7.1 million (13%) during the three months ended May 31, 2016, compared to the same three-month period of the previous year, due primarily to decreased agronomy and grain margins. Earnings from our renewable fuels marketing and production operations decreased $1.2 million (41%) for the three months ended May 31, 2016, compared with the three months ended May 31, 2015, due primarily to lower market prices on ethanol sales. These lower earnings were partially offset by our wholesale crop nutrients business which increased $10.6 million (50%) for the three months ended May 31, 2016, compared with the three months ended May 31, 2015, primarily due to higher volumes. Our grain marketing earnings increased by $10.0 million (45%) during the three months ended May 31, 2016, compared with the three months ended May 31, 2015, primarily due to lower expense.

Our Nitrogen Production segment generated income before income taxes of $25.0 million during the three months ended May 31, 2016. There are no comparable results in the prior year as this segment is comprised of our equity method investment in CF Nitrogen, which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q for more information on this investment.

Corporate and Other generated income before income taxes of $35.9 million during the three months ended May 31, 2016, compared to $25.5 million during the three months ended May 31, 2015, an increase in earnings of $10.4 million (41%). This increase was driven by increased revenues of $7.4 million related to increased hedging and financing activity and decreased compensation costs of $9.9 million. These increases were partially offset by increased interest expense of $4.8 million and decreased equity earnings of $2.5 million.

Net Income/Loss attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended May 31, 2016, was $190.3 million compared to $178.1 million for the three months ended May 31, 2015, which represents a $12.2 million (7%) increase.

Revenues.  Consolidated revenues were $7.8 billion for the three months ended May 31, 2016, compared to $8.7 billion for the three months ended May 31, 2015, representing a $944.3 million (11%) decrease.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.2 billion decreased by $391.6 million (24%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. During the three months ended May 31, 2016, and 2015, our Energy segment recorded revenues from sales to our Ag segment of $76.1 million and $94.1 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $362.4 million (25%), of which $357.6 million was related to lower prices and $4.8 million was related to lower volumes when compared to the same period of the previous year. The sales price of refined fuels decreased $0.49 (24%) per gallon and volumes decreased approximately 1%. Propane revenues decreased $40.0 million (30%), which included $45.0 million related to lower net average selling prices, partially offset by a $5.0 million (4%) increase in volumes when compared to the same period in fiscal 2015. The average selling price of propane decreased $0.28 (32%) per gallon when compared to the same period of the prior year.

Our Ag segment revenues, after elimination of intersegment revenues, of $6.5 billion decreased $561.4 million (8%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015.

Grain revenues in our Ag segment were $3.7 billion and $4.1 billion for the three months ended May 31, 2016, and 2015, respectively. The decrease in grain revenues was primarily the result of lower average sales prices of $922.5 million, which was partially offset by higher net volumes of $451.6 million (11%) during the three months ended May 31, 2016, compared to the same period of the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of 20% per bushel when compared to the three months ended May 31, 2015. Corn and soybean volumes increased by approximately 22% compared to the three months ended May 31, 2015.

Our processing and food ingredients revenues in our Ag segment of $377.3 million increased $12.1 million (3%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. For the three months ended May 31, 2016, the net increase in revenues is comprised of a $375.9 million increase in volumes, partially offset by a decrease in the average selling price of our oilseed products of $363.8 million compared to the three months ended May 31, 2015. The increase in volumes sold is mostly due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrient revenues in our Ag segment totaled $770.0 million which decreased $109.0 million (12%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. The wholesale crop nutrient revenues decrease consisted of $194.9 million associated with lower prices, partially offset by an increase of $85.9 million of higher volumes during the three months ended May 31, 2016, compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $75.28 (20%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 10% during the three months ended May 31, 2016, compared with the three months ended May 31, 2015.

Our renewable fuels revenue from our marketing and production operations decreased by $13.0 million (3%) during the three months ended May 31, 2016, when compared with the same period from the previous year. Our lower renewable fuels revenues were driven by a decrease of $41.7 million due to lower average selling prices, which was partially offset by $28.7 million of higher sales volumes during the three months ended May 31, 2016. The lower prices of our renewable fuels were driven by lower prices of traditional fuels, which was partially offset by increased sales volumes.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.2 billion decreased by $85.6 million (6%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015, primarily the result of a decrease in our country operations energy product sales and feed sales.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $7.5 billion for the three months ended May 31, 2016, compared to $8.4 billion for the three months ended May 31, 2015, representing a $950.0 million (11%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.1 billion decreased by $429.9 million (28%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. For the three months ended May 31, 2016, refined fuels costs decreased $362.0 million (27%), which was driven by a combination of a $357.6 million decrease in the average cost of $0.49 (27%) per gallon and a $4.4 million (1%) decrease in volumes when compared to the three months ended May 31, 2015. Cost of goods sold for propane decreased $38.9 million (30%), which reflects an average cost decrease of $0.27 (33%) per gallon, partially offset by a 4% increase in volumes, when compared to the three months ended May 31, 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $6.4 billion decreased $517.9 million (8%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. Grain cost of goods sold in our Ag segment totaled $3.6 billion and $4.1 billion during the three months ended May 31, 2016, and 2015, respectively. The cost of grains and oilseed procured through our Ag segment decreased $501.8 million (12%) compared to the three months ended May 31, 2015. This is primarily the result of a 20% decrease in the average cost per bushel, which was partially offset by an increase in the bushels sold of 11%, as compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $383.9 million increased $32.3 million (9%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. The net increase is comprised of an increase in volumes of $361.9 million, partially offset by a $329.6 million decrease associated with a lower average cost compared to the three months ended May 31, 2015. Typically, changes in costs are primarily due to changes in the cost of soybeans purchased. The increase was also due to a charge associated with reducing certain assets to realizable value of $11.4 million. The increase in volumes sold is partially due to the acquisition of a canola processing plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $735.2 million and decreased $114.2 million (13%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. The net decrease is comprised of a decrease in the average cost of fertilizer of $76.16 (21%) per ton, partially offset by a net 10% increase in the tons sold, when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations decreased $6.4 million (2%) during the three months ended May 31, 2016, due to a decrease in the average cost per gallon of $0.14 (8%) partially offset by an increase in volumes sold of 7%, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $169.3 million (13%) during the three months ended May 31, 2016, compared to the three months ended May 31, 2015, primarily the result of a decrease in energy products and feed products.

Our Nitrogen Production segment cost of goods sold included $2.7 million of income during the three months ended May 31, 2016, with no comparable costs in the prior year. The cost of goods sold resulted from gains from hedges on natural gas contracts associated with our investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $169.5 million for the three months ended May 31, 2016, increased by $4.1 million (2%) compared to the three months ended May 31, 2015. This change was primarily due to a net increase in accounts receivable specific reserves of $22.0 million partially offset by lower compensation expenses of $15.8 million which included reducing incentive accruals to reflect estimated company performance against targets for the full year.

Gain on Investments. Gain on investments for the three months ended May 31, 2016, was $0.7 million compared to no amount for the three months ended May 31, 2015.

Interest, net.  Net interest of $26.7 million for the three months ended May 31, 2016, increased $15.9 million compared to the three months ended May 31, 2015. The majority of the increase was primarily due to higher interest expense of $18.4 million associated with increased debt balances, as well as lower capitalized interest of $10.6 million associated with our ongoing capital projects. These items were partially offset by additional interest income of $8.2 million and a decrease of $4.9 million in patronage earned by the noncontrolling interests of NCRA, which is recorded as interest expense as a result of our previous agreement to purchase the remaining NCRA noncontrolling interest, which purchase was completed at the beginning of fiscal 2016.

Equity Income from Investments.  Equity income from investments of $72.5 million for the three months ended May 31, 2016, increased $37.7 million compared to the three months ended May 31, 2015. The increase was primarily related to equity earnings recognized from the equity method investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded an income tax expense of $4.8 million for the three months ended May 31, 2016, compared with a benefit of $7.3 million for the three months ended May 31, 2015, resulting in effective tax rates of 2.5% and (4.3%), respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.3% and 38.1% for the three months ended May 31, 2016, and 2015, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the nine months ended May 31, 2016 and May 31, 2015

General. We recorded income before income taxes of $407.9 million during the nine months ended May 31, 2016, compared to $696.6 million during the nine months ended May 31, 2015, a decrease of $288.7 million (41%). Operating results reflected decreased pretax earnings in our Energy segment and in our Ag segment, partially offset by increased pretax earnings in Corporate and Other and our new Nitrogen Production segment which reflects the results of our strategic investment in CF Nitrogen.

Our Energy segment generated income before income taxes of $239.2 million for the nine months ended May 31, 2016, compared to $374.6 million for the nine months ended May 31, 2015, representing a decrease of $135.4 million (36%), primarily due to significantly reduced refining margins in fiscal 2016. Our lubricants and transportation businesses also experienced declines while our propane business earnings increased over the same period versus prior year. We are subject to the RFS which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, identified as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be extremely volatile. On November 30, 2015, the EPA released the final mandate for years 2014, 2015, and 2016 resulting in an increase to the price of RINs. This price increase did not have a material impact on our financial results during fiscal 2016 or 2015 as it related to our purchases of RINs.

Our Ag segment generated income before income taxes of $62.4 million for the nine months ended May 31, 2016, compared to $262.0 million in the nine months ended May 31, 2015, a decrease in earnings of $199.6 million (76%). Our country operations earnings decreased $61.1 million (38%) primarily due to lower grain margins during the nine months ended May 31, 2016, compared to the same period in fiscal 2015. Our processing and food ingredients businesses experienced a decrease in earnings of $56.8 million (299%) for the nine months ended May 31, 2016, compared to the same period of the previous year, primarily due to a charge associated with the disposal of assets as well as a charge associated with a specific customer receivable. Our grain marketing earnings decreased $38.7 million (142%) during the nine months ended May 31, 2016, compared with the same period in the prior year, primarily as a result of lower margins. Earnings from our wholesale crop nutrients business decreased $33.2 million (86%) for the nine months ended May 31, 2016, compared with the same period in fiscal 2015, primarily due to decreased margins. Earnings from our renewable fuels marketing and production operations decreased $5.2 million (43%) for the nine months ended May 31, 2016, compared with the nine months ended May 31, 2015, primarily due to lower market prices for ethanol. The lower margins referenced above are the result of the down cycle in the Ag economy previously discussed which has resulted in reduced commodity prices and lower margins across the globe.

Nitrogen Production generated income before income taxes of $26.3 million during the nine months ended May 31, 2016, for which there is no comparable income in the prior year as the income is due to our equity method investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Corporate and Other generated income before income taxes of $80.0 million for the nine months ended May 31, 2016, compared to $60.0 million during the same period of the previous year, an increase in earnings of $20.0 million (34%). This increase was driven by increased revenues of $14.6 million related to increased hedging and capital volumes and decreased compensation costs of $18.5 million. These increases were partially offset by increased interest expense of $11.5 million and decreased equity earnings of $2.6 million.

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2016, was $425.8 million compared to $649.6 million for the nine months ended May 31, 2015, which represents a $223.8 million (34%) decrease. This significant decrease in profitability is the result of a down cycle in the Ag and Energy economies which has resulted in reduced commodity prices and lower margins globally.

Revenues. Consolidated revenues were $22.2 billion for the nine months ended May 31, 2016, compared to $26.6 billion for the nine months ended May 31, 2015, which represents a $4.4 billion (16%) decrease.

Our Energy segment revenues of $3.9 billion, after elimination of intersegment revenues, decreased by $2.4 billion (38%) during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015. During the nine months ended May 31, 2016, and 2015, our Energy segment recorded revenues from sales to our Ag segment of $250.4 million and $374.6 million, respectively. Refined fuels revenues decreased $2.1 billion (39%) during the nine months ended May 31, 2016, of which approximately $1.7 billion related to a decrease in the net average selling price and $362.1 million related to a decrease in sales volumes, compared to the same period in the previous year. The sales price of refined fuels products decreased $0.78 (34%) per gallon, and sales volumes decreased by 7%, when compared to the same nine-month period of the previous year. Propane revenues decreased $449.9 million (52%), of which $299.8 million was related to a decrease in the net average selling price and $150.1 million was attributable to a decrease in volumes. Propane sales volume decreased 17%, and the average selling price of propane decreased $0.43 (42%) per gallon in comparison to the same period of the previous year.

Our Ag segment revenues of $18.2 billion, after elimination of intersegment revenues, decreased $2.0 billion (10%) during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015.

Grain revenues in our Ag segment totaled $11.9 billion and $13.2 billion during the nine months ended May 31, 2016, and 2015, respectively. Of the grain revenues decrease of $1.3 billion (10%), approximately $2.8 billion is due to decreased average grain selling prices, partially offset by a $1.5 billion net increase in volume (11%) during the nine months ended May 31, 2016, compared to the same period in the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of 19% per bushel over the same nine-month period in the previous year.

Our processing and food ingredients revenues in our Ag segment totaled $1.2 billion a decrease of $4.0 million (less than 1%) during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015. The net decrease in revenues is comprised of $485.0 million from a lower average selling price of our oilseed products, partially offset by an increase of $481.0 million in volumes compared to the nine months ended May 31, 2015. Typically, changes in average selling prices of oilseed products are primarily driven by the average market price of soybeans. The increase in volumes sold is mostly due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrient revenues in our Ag segment totaled $1.6 billion, which decreased $283.9 million (15%), during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015. Of the decrease noted, $288.6 million was related to lower average fertilizer selling prices, partially offset by $4.7 million related to higher volumes during the nine months ended May 31, 2016, compared to the same period in the prior year. The average sales price of all fertilizers sold reflected a decrease of $55.43 (15%) per ton compared with the same period of the previous year. Our wholesale crop nutrient volumes increased less than 1% during the nine months ended May 31, 2016, compared with the same period in the previous year, which reflects a more challenging Ag economy where producers are being more judicious in their expenditures associated with crop nutrients.

Our renewable fuels revenue from our marketing and production operations decreased $192.0 million (15%) during the nine months ended May 31, 2016, when compared with the same period from the previous year. A decrease of $221.1 million was driven by lower average selling prices, partially offset by an increase of $29.1 million due to higher sales volumes. The lower average sales price of our ethanol was impacted by the decline in the price of traditional fuels.

Our Ag segment other product revenues, primarily feed and farm supplies, of $2.1 billion decreased by $237.4 million during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015. The decrease was primarily the result of decreased country operations retail sales of feed and the decreased sales price of energy related products.

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

Cost of Goods Sold. Consolidated cost of goods sold was $21.4 billion for the nine months ended May 31, 2016, compared to $25.5 billion for the nine months ended May 31, 2015, which represents a $4.1 billion (16%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $3.6 billion decreased by $2.4 billion (40%) during the nine months ended May 31, 2016, compared to the same period of the prior year. The decrease in cost of goods sold is primarily due to a decrease in the cost of goods purchased for refined fuels and propane. Refined fuels cost of goods sold decreased $1.7 billion (36%), which reflects a $0.64 (32%) per gallon decrease in the average cost of refined fuels when compared to the same period of the previous year. The cost of goods sold related to propane decreased $472.4 million (55%), primarily from an average cost decrease of $0.47 (46%) per gallon and a 17% decrease in volumes due to warmer temperatures in fiscal 2016 compared to fiscal 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $17.8 billion, decreased $1.8 billion (9%) during the nine months ended May 31, 2016, compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $11.7 billion and $12.9 billion during the nine months ended May 31, 2016, and 2015, respectively. The cost of grains and oilseed procured through our Ag segment decreased $1.2 billion (9%) compared to the nine months ended May 31, 2015. This is the result of a decrease in the average cost per bushel of 19%, which was partially offset by 11% higher volumes, for the nine months ended May 31, 2016, when compared to the same period in the prior year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.2 billion increased $21.8 million (2%) during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015. The net increase is comprised of $459.7 million in higher volumes, partially offset by $437.9 million from a lower average cost of oilseeds purchased for further processing, compared to the nine months ended May 31, 2015. Changes in cost are typically driven by the market price of soybeans purchased. The increase in volumes sold is mostly due to the acquisition of a plant in the fourth quarter of fiscal 2015.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1.6 billion and decreased $241.6 million (13%) during the nine months ended May 31, 2016, compared to the same period of the prior year. The decrease is the result of a 13% lower average cost per ton, partially offset by an increase in volumes of less than 1%, when compared to the same nine-month period in the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $194.3 million (15%) during the nine months ended May 31, 2016, primarily from a decrease in the average cost per gallon of $0.31 (17%), partially offset by a 2% increase in volumes, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $241.4 million (12%) during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015, primarily the result of decreased country operations retail sales of feed and the increased purchase price of energy related products.

Our Nitrogen Production segment cost of goods sold was $3.0 million during the nine months ended May 31, 2016, with no comparable costs in the prior year. The cost of goods sold resulted from hedges on natural gas contracts associated with our new investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Marketing, General and Administrative. Marketing, general and administrative expenses of $502.3 million for the nine months ended May 31, 2016, increased by $4.2 million (1%) compared to the nine months ended May 31, 2015. This increase was primarily due to a net increase in the accounts receivable specific reserves of $17.2 million, partially offset by lower compensation expenses of $10.2 million which included reducing incentive accruals to reflect estimated company performance against targets for the full year.

Gain on Investments. Gain on investments for the nine months ended May 31, 2016, was $9.4 million, an increase of $4.3 million (86%) compared to the nine months ended May 31, 2015. The increase was related to gains on bond transactions specific to our international operations.

Interest, net. Net interest of $49.4 million for the nine months ended May 31, 2016, increased $5.9 million compared to the same period of the previous year. The increase is the net impact of lower capitalized interest of $14.4 million and higher interest expense of $30.1 million associated with increased debt balances in the current year. These items were partially offset by higher interest income of $14.8 million in the current year and patronage in the prior year associated with the noncontrolling interest of NCRA of $23.8 million which didn't occur in the current year.

Equity Income from Investments. Equity income from investments of $131.8 million for the nine months ended May 31, 2016, increased $48.3 million (58%) compared to the nine months ended May 31, 2015. The increase was primarily related to equity earnings recognized from our equity method investment in CF Nitrogen. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes. We recorded an income tax benefit of $17.8 million for the nine months ended May 31, 2016, compared to an income tax expense of $47.6 million for the nine months ended May 31, 2015, resulting in effective tax rates of (4.4%) and 6.8%, respectively. The tax benefit for the nine months ended May 31, 2016, is primarily due to a settlement with the Internal Revenue Service on a certain tax item during the year. The federal and state statutory rate applied to nonpatronage business activity was 38.3% and 38.1% for the nine-month periods ended May 31, 2016, and 2015, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

On May 31, 2016, we had working capital, defined as current assets less current liabilities, of $825.5 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $2.8 billion and a current ratio of 1.5 on August 31, 2015. The decrease in working capital was driven primarily by reduced cash levels and by increased short-term borrowings used to finance working capital that had previously been supported on an interim basis by preferred stock proceeds. The cash and extracted preferred stock proceeds were used to fund part of the $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016. On May 31, 2015, we had working capital of $3.3 billion and a current ratio of 1.6 compared to working capital of $3.2 billion and a current ratio of 1.5 on August 31, 2014.

As of May 31, 2016, we had cash and cash equivalents of $346.4 million, total equities of $7.9 billion, long-term debt of $2.6 billion and notes payable of $3.3 billion. Our capital allocation priorities include maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds, paying down funded debt, taking advantage of strategic opportunities and investing to benefit our owners. Our primary sources of cash for the nine months ended May 31, 2016 were net cash flows from operations and proceeds from lines of credit and long-term borrowings. The primary uses of cash during that period were payments on indebtedness, our investment in CF Nitrogen, capital expenditures, the distribution of patronage refunds and preferred stock dividends. We believe that cash generated by operating activities, along with available borrowing capacity under our revolving credit facilities, will be sufficient to support our operations for the next 12 months.

For fiscal 2016, we expect total capital expenditures to be approximately $836.5 million. Included in that amount is approximately $384.9 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. That amount includes the remaining expenditures for our multi-year, $583.6 million project to replace a coker at our McPherson refinery. We incurred $167.4 million of costs related to the coker project in fiscal 2015 and $44.3 million during the first three quarters of fiscal 2016 and placed the coker into service in February 2016. We also began a $368.5 million expansion at the McPherson refinery during the year ended August 31, 2013, which is anticipated to be completed in early fiscal 2017. We incurred $159.2 million of costs related to the expansion during the year ended August 31, 2015, and $36.7 million during the first three quarters of fiscal 2016.

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

As discussed previously, our business is cyclical and the Ag and Energy industries have fallen off their peaks and entered into a down cycle. We are unable to predict how long this down cycle will last or how severe it may be. During this period, we are focusing on optimizing working capital, freeing cash to reduce our funded debt and plan to reduce our capital investments for the remainder of fiscal 2016, through fiscal 2017 and into 2018.

As of August 31, 2015, we had a five-year, unsecured revolving credit facility with a syndication of domestic and international banks and a committed amount of $2.5 billion that would have expired in June 2018, which had no amounts outstanding. In September 2015, this facility was amended and restated. As a result, this facility now has a committed amount of $3.0 billion and expires in September 2020. As of May 31, 2016 we had $950.0 million outstanding under this facility. The financial covenants for the revolving facility require us to maintain a minimum consolidated net worth, adjusted as defined in the credit agreement relating to this facility, of $3.5 billion and a consolidated funded debt to consolidated cash flow ratio of no greater than 3.50 to 1.00. The term consolidated cash flow is principally our earnings before interest, taxes, depreciation and amortization ("EBITDA") with adjustments as defined in the credit agreement relating to this facility. A third financial ratio does not allow our adjusted consolidated funded debt to consolidated net worth to exceed 0.80 to 1.00 at the end of each fiscal quarter. As of May 31, 2016, we were in compliance with all of these covenants.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used primarily to fund our working capital and bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. As of May 31, 2016, outstanding borrowings under the facilities were $858.5 million.

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

Cash flows provided by operating activities were $262.4 million for the nine months ended May 31, 2016, compared to cash flows used in operating activities of $26.5 million for the nine months ended May 31, 2015. The difference in cash flows when comparing the two periods is primarily driven by significantly decreased cash outflows associated with changes in net operating assets and liabilities in fiscal 2016 when compared to the same period in fiscal 2015, partially offset by a decrease in net income in fiscal 2016 compared to fiscal 2015.

Our operating activities generated net cash of $262.4 million during the nine months ended May 31, 2016. The cash provided by operating activities resulted from net income of $425.7 million and net non-cash expenses and distributions from equity investments of $246.9 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $410.2 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $380.0 million, partially offset by net equity investment activity of $56.4 million and gains on our crack spread contingent consideration liability of $51.3 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by an increase in grain and oilseed inventory and supplier advances, partially offset by a decrease in receivables. Grain and oilseed inventory increases were driven by increases in volumes on hand (7% increase primarily due to decreased demand for grain exports) combined with increasing commodity prices. On May 31, 2016, the per-bushel market prices of wheat, soybeans and corn had increased by $0.24 (5%), $1.81 (20%), and $0.13 (3%), respectively, when compared to spot prices on August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses experienced decreases ranging from 9% to 36%, depending on the product. Additionally, crude oil market prices decreased by $0.10 (0.2%) per barrel from August 31, 2015, to May 31, 2016.

Our operating activities used net cash of $26.5 million during the nine months ended May 31, 2015. The cash used in operating activities resulted from a decrease in cash flows due to changes in net operating assets and liabilities of $953.9 million, partially offset by net income of $649.1 million and net non-cash expenses and cash distributions from equity investments of $278.3 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $286.1 million and deferred taxes of $29.8 million, partially offset by net equity investment activity of $21.1 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in accounts payable and accrued expenses and increases in grain and oilseed inventory (34% increase related to an above average fall harvest) and supplier advance payments from August 31, 2014, to May 31, 2015. Increases in inventory quantities were partially offset by decreases in certain commodity prices on May 31, 2015, compared to August 31, 2014. On May 31, 2015, the per bushel market prices of wheat, soybeans and corn decreased by $0.84 (14%), $1.55 (14%), and $0.08 (2%), respectively, when compared to spot prices on August 31, 2014. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased or increased slightly depending upon the product, with the exception of urea, which had a more significant price decrease of approximately 22%. Additionally, crude oil market prices decreased by $36 (37%) per barrel from August 31, 2014 to May 31, 2015.

Operating cash needs have historically been the lowest during our fourth fiscal quarter when, by this time, we have sold a large portion of our seasonal agronomy-related inventories in our Ag segment operations and continue to collect cash from the related receivables. We cannot ensure this historical trend will continue. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended May 31, 2016, and 2015, the net cash used in our investing activities totaled $3.6 billion and $1.3 billion, respectively.

We acquired property, plant and equipment totaling $557.7 million and $858.5 million during the nine months ended May 31, 2016, and 2015, respectively.

For the nine months ended May 31, 2016, and 2015, turnaround expenditures were $19.3 million and $130.3 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every two-to-four years.

Cash paid to acquire businesses, net of cash acquired, totaled $10.1 million and $8.9 million for the nine months ended May 31, 2016, and 2015, respectively. These acquisitions were in our Ag segment.

Investments in joint ventures and other entities during the nine months ended May 31, 2016, and 2015, totaled $2.8 billion and $57.6 million, respectively. The primary driver of the increase in fiscal 2016 compared to 2015 is our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding the CF Nitrogen investment.

Changes in notes receivable during the nine months ended May 31, 2016, and 2015 resulted in net decreases in cash flows of $239.9 million and $116.6 million, respectively. The primary cause of the change in cash flows during both periods relates to changes in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the nine months ended May 31, 2016, and 2015, our financing activities provided net cash of $2.7 billion and $316.1 million, respectively. The primary driver of the increase in fiscal 2016 compared to 2015 is increased borrowings used to finance our $2.8 billion investment in CF Nitrogen on February 1, 2016.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On May 31, 2016, and August 31, 2015, we had total short-term indebtedness outstanding on the various facilities described below and other miscellaneous short-term notes payable of $2.7 billion and $813.7 million, respectively.

On May 31, 2016, we had a five-year, unsecured revolving credit facility, expiring in September 2020, with a committed amount of $3.0 billion, of which $950.0 million was outstanding. In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used primarily to fund our working capital and bear interest at base rates (or LIBOR rates) plus applicable margins ranging from 0.25% to 1.00%. As of May 31, 2016, outstanding borrowings under these facilities were $858.5 million.

In addition to our primary revolving credit facilities, we have a three-year $250.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), a wholly owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in October 2016. The outstanding balance on this facility was $180.0 million as of May 31, 2016.

In April 2016, CHS Agronegocio entered into a new three-year, $325.0 million committed revolving pre-export credit facility as a successor to the aforementioned $250.0 million credit facility. This facility will be used to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products and expires in April 2019. In conjunction with entering into this facility, CHS Agronegocio agreed not to request additional advances under the $250.0 million facility. The amount available at closing under the new facility was $325.0 million and as of May 31, 2016, the outstanding balance was $130.0 million.

As of May 31, 2016, CHS Agronegocio also had uncommitted lines of credit with $190.4 million outstanding. In addition, our other international subsidiaries had uncommitted lines of credit with a total of $365.6 million outstanding at May 31, 2016, of which $123.7 million was collateralized.

We have two uncommitted commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our revolving credit facilities do not allow them to be used to pay principal under a commercial paper facility. On May 31, 2016, and August 31, 2015, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly owned subsidiary of CHS Capital, had commitments totaling $350.0 million as of May 31, 2016, under note purchase agreements with various purchasers, through the issuance of short-term notes payable. CHS Capital sells eligible commercial loans receivable it has originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.36% as of May 31, 2016. Borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements totaled $203.0 million as of May 31, 2016.

     CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.88% to 2.44% as of May 31, 2016. As of May 31, 2016, the total funding commitment under these agreements was $136.0 million, of which $48.8 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $265.0 million as of May 31, 2016, of which $265.0 million was borrowed with an interest rate of 1.65%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of May 31, 2016, and are due upon demand. Borrowings under these notes totaled $128.4 million as of May 31, 2016.

Long-term Debt Financing:

We maintain long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition or development of property, plant and equipment.

On May 31, 2016, we had total long-term debt outstanding of $2.6 billion, of which $1.8 billion was private placement debt, $660.4 million was bank financing, $111.7 million was capital lease obligations and $79.6 million was other notes and contracts payable. On August 31, 2015, we had total long-term debt outstanding of $1.4 billion. Our long-term debt is unsecured except for other notes and contracts in the amount of $0.3 million; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all of these debt covenants and restrictions as of May 31, 2016.

In September 2015, we entered into a ten-year term loan with a syndication of lenders. The agreement provides for committed term loans in an amount up to $600.0 million, which may be drawn down from time to time, but in no event on more than 10 occasions, from September 4, 2015 until September 4, 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or a LIBOR rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBOR loans and between 0.50% and 1.00% for base rate loans. As of May 31, 2016, $600.0 million was outstanding under this agreement.

In June 2016, we amended the ten-year term loan so that $300.0 million of the $600.0 million loan balance possesses a revolving feature, whereby we can pay down and re-advance an amount up to the referenced $300.0 million. The revolving feature matures on September 1, 2017, and the total funded loan balance on that day reverts to a non-revolving term loan. No other material changes were made to the original terms and conditions of the ten-year term loan.

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

During the nine months ended May 31, 2016, and 2015, we repaid long-term debt of $220.1 million and $155.3 million, respectively.

Other Financing:

During the nine months ended May 31, 2016, and May 31, 2015, pursuant to our agreement to acquire the remaining noncontrolling interests in CHS McPherson Refinery, Inc. (formerly National Cooperative Refinery Association), we made payments of $153.0 million and $66.0 million, respectively, increasing our ownership to 100.0% in fiscal 2016.

Changes in checks and drafts outstanding resulted in an increase in cash flows of $1.7 million and a decrease in cash flows of $59.0 million during the nine months ended May 31, 2016, and 2015, respectively.

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Patronage earnings from the year ended August 31, 2015 were distributed during the nine months ended May 31, 2016. The cash portion of this distribution, deemed by the Board of Directors to be 40%, was $253.2 million. During the nine months ended May 31, 2015, we distributed cash patronage of $277.0 million.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individuals who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2016 patronage (for which distributions will be made in fiscal 2017), individuals will also be able to participate in an annual retirement program similar to the one that was previously only available to non-individual members. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2015, that will be redeemed in fiscal 2016, to be approximately $107.3 million, of which $17.1 million was redeemed in cash during the nine months ended May 31, 2016, compared to $114.0 million redeemed in cash during the nine months ended May 31, 2015.

On March 31, 2016, we issued an additional 2,693,195 shares of Class B Series 1 Preferred Stock to redeem approximately $76.8 million of qualified equity certificates to eligible owners. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.50 of qualified equity certificates.

The following is a summary of our outstanding preferred stock as of May 31, 2016, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Dividend rate (a) (b)	Dividend payment frequency	Redeemable beginning (c)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(d)	12,272,003	$306.8	8.000%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(e)	20,764,558	$519.1	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	7.100%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	6.750%	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	7.500%	Quarterly	1/21/2025

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

(e)
11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013; 6,752,188 shares were issued on August 25, 2014; and an additional 2,693,195 shares were issued on March 31, 2016.

Dividends paid on our preferred stock during the nine months ended May 31, 2016, and 2015 were $121.5 million and $93.2 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the nine months ended May 31, 2016.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2016, our bank covenants allowed maximum guarantees of $1.0 billion, of which $114.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2016.

Debt

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the nine months ended May 31, 2016.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2015, have not materially changed during the nine months ended May 31, 2016.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2016, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement)
10.2	Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement)
10.3
Amendment No. 1 to 2015 Credit Agreement (10-Year Term Loan), dated as of June 30, 2016, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 7, 2016	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer