Form 10-K
period 2016-08-31
CHS INC
filed 2016-11-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is one of the nation’s leading integrated agricultural companies, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, which are each listed and traded on the NASDAQ Global Select Market. We buy commodities from and provide products and services to patrons (including our members and other non-member customers), both domestically and internationally. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component in our net income under the equity method of accounting. For the year ended August 31, 2016, our total revenues were $30.3 billion and net income attributable to CHS Inc. was $424.2 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through the origination and marketing of grain, including: service activities conducted at export terminals; through wholesale sales of crop nutrients; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists solely of, and came into existence upon, our equity method investment in CF Industries Nitrogen, LLC (“CF Nitrogen”), which was completed in February 2016. The addition of our Nitrogen Production segment did not have any impact on historically reported segment results and balances. Our Foods segment consists solely of our equity method investment in Ventura Foods, LLC (“Ventura Foods”). In prior years, our equity method investment in Ventura Foods was reported as a component of Corporate and Other and, accordingly, historically reported segment results and balances have been revised to reflect the addition of our Foods segment. We continue to include our other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production. In addition, our wheat milling operations are included in Corporate and Other, as this business is conducted through a non-consolidated joint venture.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends) in cash and patrons’ equities (in the form of capital equity certificates), which may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from non-members, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of our predecessor companies, Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

Our segment and international sales information in Note 11, Segment Reporting, of notes to consolidated financial statements that are included in this Annual Report on Form 10-K are incorporated by reference into the following segment descriptions.

Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the Securities and Exchange Commission.

ENERGY
Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include: petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana and McPherson, Kansas and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex® branded fuels. For fiscal 2016, our Energy revenues, after elimination of inter-segment revenues, were $5.4 billion and were primarily from gasoline and diesel fuel.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, petroleum coke and asphalt. Our Laurel, Montana refinery sources approximately 90% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel, Montana refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

Our Laurel, Montana facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 42% gasoline, 40% diesel fuel and other distillates, 10% asphalt and 6% petroleum coke and other products. Refined fuels produced at our Laurel, Montana refinery are available: via rail cars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana and Minot and Fargo, North Dakota.

McPherson Refinery.   Our McPherson, Kansas refinery processes approximately 75% low and medium sulfur crude oil and approximately 25% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. The refinery sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

Our McPherson, Kansas refinery processes approximately 90,000 barrels of crude oil per day to produce refined products that consist of approximately 57% gasoline, 37% diesel fuel and other distillates and 2% propane and other products. Approximately 21% of the refined fuels are either loaded into trucks at the McPherson, Kansas refinery or shipped via its proprietary products pipeline to our terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

Our McPherson, Kansas refinery was previously owned and operated by National Cooperative Refinery Association ("NCRA"). On September 1, 2015, we became the sole owner of the McPherson, Kansas refinery upon the final closing under our November 2011 agreement to purchase all of the noncontrolling interests in NCRA, which is now known as CHS McPherson Refinery Inc. ("CHS McPherson"). See Note 17, Acquisitions, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Other Energy Operations.  We own six propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and also provides transportation services. In addition to selling the products refined at our Laurel, Montana, and McPherson, Kansas refineries, we purchase refined petroleum products from third parties. For fiscal 2016, we obtained approximately 66% of the refined petroleum products we sold from our Laurel, Montana and McPherson, Kansas refineries, and approximately 34% from third parties.

Sales and Marketing; Customers

We market approximately 80% of our refined fuel products to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex® trade name. We sold approximately 1.5 billion gallons of gasoline and approximately 1.8 billion gallons of diesel fuel in fiscal 2016. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Regulation.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment’s operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the Environmental Protection Agency (the “EPA”), the Department of Transportation (the “DOT”) and similar government agencies. These laws, regulations and rules govern: the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the Chicago Mercantile Exchange (the “CME”), as well as the U.S. Commodity Futures Trading Commission (the “CFTC”).

Competition.  The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the industry depends largely on margins, as well as operating efficiency, product mix and costs of product distribution and transportation. The retail gasoline market is highly competitive, with competitors that are much larger than us and that have greater brand recognition and distribution outlets throughout the country and the world than we do. Our owned and non-owned retail outlets are located primarily in the northwestern, midwestern and southern United States.

We market refined fuel products in five principal geographic areas. The first area includes the Midwest and northern plains. Competition at the wholesale level in this area includes major oil companies as well as independent refiners and wholesale brokers/suppliers. This area has a robust spot market and is influenced by the large refinery center along the gulf coast.

To the east of the Midwest and northern plains is another unique marketing area. This area centers near Chicago, Illinois and includes eastern Wisconsin, Illinois and Indiana. In this area, we principally compete with the major oil companies as well as independent refineries and wholesale brokers/suppliers.

Another market area is located south of Chicago, Illinois. Most of this area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies and independent refiners. This area is principally supplied from the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

Another geographic area includes Montana, western North Dakota, Wyoming, Utah, Idaho, Colorado and western South Dakota. Competition at the wholesale level in this area includes the major oil companies and independent refineries.

The last area includes much of Washington and Oregon. We compete with the major oil companies in this area. This area is known for volatile prices and an active spot market.

AG

Overview

Our Ag segment includes our grain marketing, country operations, crop nutrients, processing and food ingredients and renewable fuels businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2016, revenues in our Ag segment were $24.8 billion after elimination of inter-segment revenues, consisting principally of grain sales.

Operations

Grain Marketing. We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales. Our grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our country operations business. The purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and arranging for its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for the marketing, merchandising and sourcing of grains. We primarily conduct our grain marketing operations directly, but do conduct some of our operations through TEMCO, LLC, a 50% joint venture with Cargill, Incorporated ("Cargill").

Country Operations. Our country operations business operates 487 agri-operations locations through 61 business units dispersed throughout the midwestern and western United States and Canada. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through eight owned plants and four limited liability companies and process sunflowers for human food and other uses.

Crop Nutrients. We believe our North American wholesale crop nutrients business is one of the largest wholesale fertilizer businesses in the United States based on tons sold. Crop nutrient products are delivered directly to our customers and our country operations business from the manufacturer or through our twenty inland and river warehouse terminals and other non-owned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the United States.

Processing and Food Ingredients. Our processing and food ingredients operations are conducted at facilities that can crush approximately 127 million bushels of oilseeds on an annual basis, producing approximately 2.8 million short tons of meal/flour and 1.6 billion pounds of edible oil annually. We also have operations where we further process soyflour for use in the food/snack industry. We purchase our oilseeds from members, other CHS businesses and third parties that have tightly integrated connections with our grain marketing operations and country operations business.

Renewable fuels. Our renewable fuels business produces 260 million gallons of fuel grade ethanol and 680 thousand tons of dried distillers grains with solubles (“DDGS”) annually. We also market over 700 million gallons of ethanol and 3.5 million tons of DDGS annually under marketing agreements for other production plants.

Products and Services

Our Ag segment provides local cooperatives and farmers with the inputs and services they need to produce grain and raise livestock. These include seed, crop nutrients, crop protection products, animal feed, animal health products, refined fuels and propane. We also buy and merchandise grain in both domestic and international markets. With a portion of the grain we purchase we produce renewable fuels, including ethanol and DDGS. We also produce refined oils, meal and soyflour at our processing facilities.

Sales and Marketing; Customers

Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and non-member producers, local cooperatives, elevators, grain dealers, grain processors and crop nutrient retailers. We sell our edible oils and soyflour to food companies. The meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and in various international locations.

Industry; Competition

Many of the business activities in our Ag segment are highly seasonal and, consequently, the operating results for our Ag segment will typically vary throughout the year. For example, our country operations and crop nutrients businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. In addition, our Ag segment operations may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels and transportation costs and conditions. Supply is affected by weather conditions, disease, insect damage, acreage planted and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, the affluence of foreign countries, acts of war, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, population growth, the level of per capita consumption of some products and the level of renewable fuels production.

Regulation. Our Ag operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern: the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; the labeling of pesticides and similar substances; and the investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Our grain marketing operations, country operations business, processing and food ingredient operations and renewable fuel operations are also subject to laws and related regulations and rules administered by the United States Department of Agriculture (the ”USDA”), the United States Food and Drug Administration (the “FDA”) and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. The hedging transactions and activities of our grain marketing, country operations, processing and food ingredient and renewable fuels businesses are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC.

Competition. In our Ag segment, we have significant competition in the businesses in which we operate based principally on price, services, quality, patronage and alternative products. Our businesses are dependent upon relationships with local cooperatives and private retailers, proximity to the customers and producers and competitive pricing. We compete with other large distributors of agricultural products, as well as other regional or local distributors, local cooperatives, retailers and manufacturers.

NITROGEN PRODUCTION

Overview

Our Nitrogen Production segment consists solely of our equity investment in CF Nitrogen. CF Nitrogen was formed in 2016, and is owned 11.4% by us and 88.6% by CF Industries Sales, LLC, a subsidiary of CF Industries Holdings, Inc. In February 2016, in connection with our equity investment, we entered into an 80-year supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate (“UAN”) annually for ratable delivery. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method, and on August 31, 2016, our investment was $2.8 billion.

Our investment in CF Nitrogen positions us and our members for long-term dependable fertilizer supply, supply chain efficiency and production economics. In addition, the ability to source product from CF Nitrogen production facilities under our supply agreement benefits our members and customers through strategically positioned access to essential fertilizer products.

Operations

CF Nitrogen has four production facilities located in: Donaldsonville, Louisiana; Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. Natural gas is the principal raw material and primary fuel source used in the ammonia production process. CF Nitrogen has access to competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near its production facilities.

Products and Services

CF Nitrogen produces nitrogen-based products including, methanol, UAN and urea and related products.

Sales and Marketing; Customers

CF Nitrogen has three customers including us and two consolidated subsidiaries of CF Industries Holdings, Inc.

Industry; Competition

Regulation. CF Nitrogen is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA and similar government agencies. These laws, regulations and rules govern: the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the handling and disposal of wastes and other materials; and the investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault.

Competition. CF Nitrogen competes primarily on delivered price and, to a lesser extent, on customer service and product quality. CF Nitrogen competes domestically with a variety of large companies in the fertilizer industry. There is also significant competition from products sourced from other regions of the world.

FOODS

Overview

Our Foods segment consists solely of our equity method investment in Ventura Foods, which produces vegetable oil-based products such as packaged frying oils, margarine, mayonnaise, salad dressings and other food products. Ventura Foods was formed in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority-owned subsidiary of MBK USA Holdings, Inc. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2016, our investment was $369.5 million.

Operations

Ventura Foods currently has 16 manufacturing and distribution locations across the United States and Canada. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm/coconut oil, peanut oil and other ingredients and supplies, from various national and overseas suppliers, including our oilseed processing operations.

Products and Services

Ventura Foods manufactures, packages and distributes frying oils, margarine, mayonnaise, salad dressings, sauces and other food products, many of which utilize soybean oil as a primary ingredient. Approximately 35% of Ventura Foods’ sales comes from products for which Ventura Foods owns the brand, and the remainder comes from non-branded items and products it produces for third parties. A variety of Ventura Foods’ product formulations and processes are proprietary to Ventura Foods or its customers. Ventura Foods is one of the largest manufacturers of margarine, sauces and dressings for the foodservice sector in the United States.

Sales and Marketing; Customers

Ventura Foods sells the products it manufactures to foodservice distribution companies, large national foodservice operators and food manufacturers. Ventura Foods also manufactures a number of products for third parties as a contract manufacturer. Ventura Foods sales are approximately 60% in foodservice and the remainder is split between retail and industrial customers who use edible oils as ingredients in products they manufacture for resale.

Industry; Competition

Regulation. Ventura Foods is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern: the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; and the investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Ventura Foods is also subject to laws and related regulations and rules administered by the USDA, the FDA and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food products. Failure to comply with these laws, regulations and rules could subject Ventura Foods to administrative penalties, injunctive relief, civil remedies and possible recalls of products.

Competition. Ventura Foods competes with a variety of companies in the food manufacturing industry. Competitors in the frying oils segment of the business include multi-national oilseed processing companies as well as smaller oil packaging firms. Ventura Foods also competes with large consumer packaged goods companies and smaller regional manufacturers that produce dressings, sauces, margarine and mayonnaise for the foodservice, retail and industrial sectors. Competitive dynamics vary by product category. In commodity categories such as frying oils, price and service are significant factors in customer decisions. For value added products, such as dressings and sauces, service and culinary capabilities play a larger role in securing new business and maintaining customer relationships.

CORPORATE AND OTHER

Business Solutions

CHS Capital.  Our wholly-owned finance company subsidiary, CHS Capital, LLC (“CHS Capital”), provides cooperative associations with a variety of loans that meet commercial agriculture needs, including operating, term, revolving and other short and long-term options. It also provides an array of loans to producers, including crop input, crop operating, feed, livestock and margin call. In addition, CHS Capital provides open account financing to our cooperative association members. These arrangements involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool.

CHS Hedging.  Our wholly-owned commodity brokerage subsidiary, CHS Hedging, LLC (“CHS Hedging”), is a registered Futures Commission Merchant and a clearing member of both the Chicago Board of Trade and the Minneapolis Grain Exchange. CHS Hedging provides full-service commodity risk management services primarily to agricultural producers and commercial agribusinesses in the areas of agriculture and energy.

CHS Insurance.  Our wholly-owned subsidiary, CHS Insurance Services, LLC (“CHS Insurance”), is a full-service independent agency that offers property and casualty insurance, surety bonds, safety resources, employment services and group benefits. The customer base consists primarily of participants in the agribusiness, construction, energy and processing industries. Impact Risk Funding, Inc. PCC, a wholly-owned subsidiary of CHS Insurance, is a protected cell captive insurance entity used to provide alternative risk financing options for customers.

Wheat Milling

In January 2002, we formed a joint venture with Cargill named Horizon Milling, LLC (“Horizon Milling”), in which we held an ownership interest of 24%, with Cargill owning the remaining 76%. Horizon Milling was the largest U.S. wheat miller based on output volume, and we owned five mills that we leased to Horizon Milling. During fiscal 2007, we expanded this operation with the formation of Horizon Milling G.P. (24% CHS ownership with Cargill owning the remaining 76%), a joint venture that acquired a Canadian grain-based foodservice and industrial business, which included two flour milling operations and two dry baking mixing facilities in Canada.

In the third quarter of fiscal 2014, we formed Ardent Mills, LLC (“Ardent Mills”), the largest flour miller in the United States, as a joint venture with Cargill and ConAgra Foods, Inc., which combined the North American flour milling operations of the three parent companies, including assets from our existing joint venture milling operations Horizon Milling and Horizon Milling, ULC and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million, associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We account for our investment in Ardent Mills as an equity method investment due to our ability to exercise significant influence through our ability to appoint a member of the Board of Shareholders and Board of Managers. On August 31, 2016 our investment in Ardent Mills was $195.0 million.

EMPLOYEES

On August 31, 2016, we had 12,157 full, part-time, temporary and seasonal employees. Of that total, 3,032 were employed in our Energy segment, 8,428 were employed in our Ag segment and 697 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for joint ventures in which we have a 50% or less ownership interest, including employees of CF Nitrogen and Ventura Foods in our Nitrogen Production and Foods segments, respectively, and are not included in these totals.

Labor Relations
As of August 31, 2016, we had 14 collective bargaining agreements with unions covering approximately 8% of our employees in the United States and Canada. These collective bargaining agreements expire on various dates from April 30, 2017 to June 30, 2021, except that one collective bargaining agreement covering 20 pipeline employees renews automatically every September 1, unless 60 days’ notice of termination is given.

CHS AUTHORIZED CAPITAL

Introduction

We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons.

Distribution of Net Income; Patronage Dividends

We are required by our organizational documents to annually distribute net earnings derived from patronage business with members to members on the basis of patronage, except that our Board of Directors may elect to retain and add to our unallocated capital reserve an amount not to exceed 10% of the distributable net income from patronage business. We may also distribute net income derived from business with a non-member if we have agreed to conduct business with the non-member on a patronage basis. Net income from non-patronage business may be distributed to members or added to the unallocated capital reserve, in whatever proportions our Board of Directors deems appropriate.

The cash portion of the patronage distribution is determined annually by our Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income and, as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total patronage distribution. For the years ended August 31, 2015 and August 31, 2014, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2016 and August 31, 2015, totaling $627.2 million and $821.5 million, respectively. The cash portion of the qualified distributions was deemed by the Board of Directors to be 40% for fiscal 2015 and 2014. Cash related to these distributions was $251.7 million and $271.2 million and was paid during the years ended August 31, 2016 and August 31, 2015, respectively. During the year ended August 31, 2014, we distributed patronage refunds of $841.1 million, of which the cash portion was $286.8 million.

Patrons’ Equities

Patrons’ equities are in the form of book entries and represent a right to receive cash or other property when we redeem them. Patrons’ equities form part of our capital, do not bear interest, and are not subject to redemption upon request of a patron. Patrons’ equities are redeemable only at the discretion of our Board of Directors and in accordance with the terms of the redemption policy adopted by our Board of Directors, which may be modified at any time without member consent. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individuals will also be able to participate in an annual retirement program similar to the one that was previously only available to non-individual members. In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2016, that will be distributed in fiscal 2017, to be approximately $40.0 million. Additionally, we expect to redeem approximately $18.6 million of redemptions related to the year ended August 31, 2015 earnings that are carried over from the previous year’s authorization which had not been previously distributed. These redemptions will be distributed in fiscal 2017.

Cash redemptions of qualified patrons' and other equities during the years ended August 31, 2016, 2015 and 2014 were $23.9 million, $128.9 million and $99.6 million, respectively. Additionally, in fiscal 2016, we redeemed approximately $76.8 million of patrons' equities by issuing 2,693,195 shares of Class B Cumulative Redeemable Preferred Stock Series 1("Class B Series 1 Preferred Stock") and, in fiscal 2014, we redeemed approximately $200.0 million of patrons' equity by issuing 6,752,188 shares of Class B Series 1 Preferred Stock.

Membership

We have two types of members, individuals and cooperative associations involved in agricultural production.

Debt and Equity Instruments

We may issue debt and equity instruments to our current members and patrons, on a patronage basis or otherwise, and to persons who are neither members nor patrons. On August 31, 2016, our outstanding capital included patrons’ equities (consisting of qualified and non-qualified capital equity certificates and non-patronage equity certificates), five series of preferred stock and certain capital reserves.

As a membership cooperative, we do not have, nor are we authorized to issue, common stock. Subject to certain limited exceptions, holders of our preferred stock do not have voting rights, except as required by applicable law. All equity we issue is subject to a first lien in favor of us for all indebtedness of the holder to us. Dividends, which may be cumulative, may be paid on our equity capital, provided that dividends on such equity capital may not exceed eight percent (8%) per annum. All of our preferred stock is listed and traded on the NASDAQ Global Select Market.

Tax Treatment

Subchapter T of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), sets forth rules for the tax treatment of cooperatives and applies to both cooperatives exempt from taxation under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. We are a nonexempt cooperative.

As a cooperative, as long as we meet the applicable minimum cash distribution requirements described above, we are not taxed on qualified patronage allocated to our patrons either in the form of equities or cash. Consequently, those amounts are taxed only at the patron level. However, the amounts of any patronage earnings allocated as non-qualified written notices of allocation are taxable to us when allocated. Upon redemption of any non-qualified written notices of allocation, the amount is deductible to us and taxable to our patrons.

Income derived by us from non-patronage sources is not entitled to the “single tax” benefit of Subchapter T and is taxed to us at corporate income tax rates.

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in this “Risk Factors” discussion. Any forward-looking statements made by us in this Annual Report on Form 10-K are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those indicated in the forward-looking statement.

The following factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following review should not be construed as exhaustive.

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices.

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. Increases in market prices for commodities that we purchase without a corresponding increase in the price of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.

For example, in our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. The prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls, and the price and level of foreign imports;

•	disruption in supply;

•	political instability or armed conflict in oil-producing regions;

•	the level of demand from consumers, agricultural producers and other customers;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.

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

Our revenues, results of operations and cash flows could be materially and adversely affected by global and domestic economic downturns and risks.

The level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions may lead to a reduced demand for agricultural commodities, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Additionally, weak global conditions and adverse conditions in global financial markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our revenues originated outside of the United States were approximately 23% of consolidated net sales in fiscal 2016. As a result, we are exposed to risks associated with having increased global operations, including economic or political instability in the international markets in which we do business, including South America, Europe, the Middle East and the Asia Pacific region.

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

We are exposed to the risk of nonperformance by counterparties to contracts.

We are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and liquidity and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the then current market prices. In the event that we experience significant nonperformance by contract counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which could have a material adverse effect on us.

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

We incur significant costs in complying with applicable laws and regulations. Any failure to comply with these laws and regulations, or make the capital or other investments necessary to comply with these laws and regulations, could expose us to unanticipated expenditures and liabilities.

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, the compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and related regulations continue to evolve, as federal agencies are implementing its many provisions through regulation. These efforts to change the regulation of financial markets will subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives may impose additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Certain federal regulations, studies and reports addressing Dodd-Frank, including the regulation of swaps and derivatives, are still being implemented and others are being finalized. We will continue to monitor these developments. Any of these matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, and recalls of our products. For example, we regularly maintain hedges to manage the price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC. All exchanges have broad powers to review required records, investigate and enforce compliance and to punish noncompliance by entities subject to their jurisdiction. The failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial sanctions. In addition, any investigation or proceeding by an exchange or the CFTC, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, all of which, could have a material adverse effect on our business financial condition, liquidity, results of operations and prospects.

We are subject to the Foreign Corrupt Practices Act of 1977 and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any noncompliance with those laws and regulations by us or others acting on our behalf could have a material adverse effect on our business, financial condition and results of operations.

We operate on a global basis and are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations in other jurisdictions generally prohibit companies and their intermediaries or agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations may conflict with local customs and practices. In addition, in certain countries, we engage third-party agents or intermediaries to act on our behalf. If these third parties violate applicable anti-corruption, anti-bribery or anti-kickback laws or regulations, we may be liable for those violations. We have policies in place prohibiting employees from making or authorizing improper payments, we train our employees regarding compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations and we utilize procedures to identify and mitigate risks of such misconduct by our employees and third-party agents and intermediaries. However, we cannot provide assurances that our employees or third-party agents or intermediaries will comply with those policies, laws and regulations. If we are found liable for violations of the FCPA, or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

Environmental and energy laws and regulations may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

New environmental and energy laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations or other developments in these areas could require us to make additional unforeseen expenditures or to make unforeseen changes to our operations, either of which could adversely affect us. For example, it is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases (“GHGs”), such as carbon dioxide, methane and nitrous oxides. New federal legislation or regulatory programs that restrict emissions of GHGs, or comparable new state legislation or programs, in areas where we conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation or regulatory programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or for substantial modifications to existing equipment. The actual effects of climate change on our businesses are, however, unknown and indeterminable at this time.

Existing environmental and energy laws and regulations could also adversely affect us. For example, pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (“RFS”), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years the price of RINs has been extremely volatile. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

Environmental liabilities could have a material adverse effect on us.

Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and above-ground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, other costs, such as capital expenditures, and injunctions. In addition, an owner or operator of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling, can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which could have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized by us until the related costs are considered probable and can be reasonably estimated.

Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.

If any of our food or feed products became adulterated or misbranded, we would need to recall those items and could experience product liability claims if consumers or customers’ livestock were injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer or customer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential consumers and customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop or procure products that satisfy new consumer preferences, there will be a decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our financial results are susceptible to seasonality.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenue and income are generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and during the fall harvest season. Our grain marketing operations are also subject to fluctuations in volume and income based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and income in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and income during the winter heating and crop drying seasons.

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

Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, inclement weather and labor disputes. For example:

•	our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production;

•	our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages;

•	our corporate headquarters, the facilities we own or the significant inventories that we carry could be damaged or destroyed by catastrophic events, extreme weather conditions or contamination;

•	someone may accidentally or intentionally introduce a computer virus to our information technology systems or breach our computer systems or other cyber resources; and

•	an occurrence of a pandemic flu or other disease affecting a substantial part of our workforce or our customers could cause an interruption in our business operations.

The effects of any of these events could be significant. We maintain insurance coverage against many, but not all potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on us.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in commodity prices, transportation costs, energy prices, foreign currency exchange rates and interest rates. We monitor position limits and engage in other strategies and controls to manage these risks. Our monitoring efforts may not be successful at detecting a significant risk exposure. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, it could significantly and adversely affect our operating results.

Our business is capital-intensive in nature and we rely on cash generated from our operations and external financing to fund our growth and ongoing capital needs.

We require significant capital, including access to credit markets from time to time, to operate our business and fund our growth strategy. Our working capital requirements are directly affected by the price of commodities, which may fluctuate significantly and change quickly. We also require substantial capital to maintain and upgrade our extensive network of facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards. In addition, the expansion of our business and pursuit of acquisitions or other business opportunities may require significant amounts of capital. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and our growth opportunities, which could adversely affect our operating results.

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

Consolidation has occurred among the producers of products we purchase, including crude oil, fertilizer and grain, and it is likely to continue in the future. Consolidation could allow producers to negotiate pricing, supply availability and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products to enter into supply relationships with a smaller number of producers, resulting in potentially higher prices for the products we purchase.

Consolidation has occurred among customers of our products and in wholesale and retail distribution channels and has resulted in a smaller customer base for our products and has intensified the competition for these customers, and this consolidation is likely to continue in the future. For example, ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of these businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide rather than just regionally or locally. If these distributors, brokers and retailers elect not to purchase our products, our revenues, results of operations and cash flows could be materially and adversely affected.

In addition, in the fertilizer market, consolidation at both the producer and customer level increases the potential for direct sales from the producer to the consumer, which would remove us from the supply chain and could have an adverse effect on our revenues, results of operations and cash flows.

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

Planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs, grain prices and the perception held by the producer of demand for production, all of which are outside of our control. In addition, weather conditions during the spring planting season and early summer spraying season also affect agronomy product volumes and profitability. Accordingly, factors outside of our control could materially and adversely affect the revenues, results of operations and cash flows of our agronomy business.

Technological improvements could decrease the demand for our agronomy and energy products.

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

Acquisitions, strategic alliances, joint ventures, divestitures and other non-ordinary course of business events resulting from portfolio management actions and other evolving business strategies could affect future results.

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

Several parts of our business, including in particular our nitrogen production business and portions of our grain marketing, wheat milling and foods operations, are operated through joint ventures with third parties. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might become bankrupt or fail to fund their share of required capital contributions, in which case the joint venture may be unable to access needed growth capital (if the co-venturer is solely responsible for capital contributions) or we and any other remaining co-venturers would generally be liable for the joint venture’s liabilities. Co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. In addition, we may in certain circumstances be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

We made certain assumptions and projections regarding the future of the markets served by our joint venture investments which included projected market pricing and demand for their products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve the projected returns on our joint venture investments may be impacted in a material adverse manner.

We utilize information technology systems to support our business. An ongoing multi-year implementation of an enterprise-wide resource planning system, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise security of our customers’ or suppliers’ information and expose us to liability which could adversely impact our business and reputation.

Our operations rely on certain key information technology (“IT”) systems, some of which are dependent upon third-party services, to provide critical connections of data, information and services for internal and external users. Over the next several years, we expect to continue implementing a new enterprise resource planning system (“ERP”), which has and will continue to require significant capital and human resources to deploy. There can be no assurance that the actual costs for the ERP will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. In addition, potential flaws in implementing the ERP may pose risks to our ability to operate successfully and efficiently. There may be other challenges and risks to our IT systems over time due to any number of causes, such as catastrophic events, power outages, security breaches or cyber-based attacks, and as we upgrade and standardize our ERP system on a worldwide basis. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data and damage to our reputation, all of which could adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date hereof, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities throughout the United States and internationally. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refineries	Laurel, Montana and McPherson, Kansas
Propane terminals	Glenwood, Minnesota; Black Creek, Wisconsin; Hixton, Wisconsin; Biddeford, Maine; Hannaford, North Dakota; Ross, North Dakota; Rockville, Minnesota
Transportation terminals/repair facilities	15 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin, 3 of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana and on to Billings, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Osage Pipeline (50% owned by CHS McPherson)	Oklahoma to Kansas
Kaw Pipeline (67% owned by CHS McPherson)	Locations throughout Kansas
Convenience stores/gas stations	71 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 19 of which are leased
Lubricant plants/warehouses	Three locations in Minnesota, Ohio and Texas, one of which is leased

Ag

Within our Ag segment, we own or lease the following facilities:

Grain Marketing

We own 19 grain terminals, which are used in our grain marketing operations, in: Pekin, Illinois; Davenport, Iowa; Myrtle Grove, Louisiana; Savage and Winona, Minnesota; Collins, Mississippi; Friona, Texas; Superior, Wisconsin; Argentina; Bosnia; Brazil; Hungary; and Romania. In addition to office space at our corporate headquarters, we have 32 grain marketing offices in: Davenport, Iowa; Winona, Minnesota; Kansas City, Missouri; Lincoln, Nebraska; Argentina; Australia; Bosnia; Brazil; Bulgaria; Canada; China; Hungary; Jordan; Paraguay; Romania; Russia; Serbia; Singapore; South Korea; Spain; Switzerland; Taiwan; Ukraine; and Uruguay. We lease all of these grain marketing offices, other than the grain marketing offices in Davenport, Iowa and Winona, Minnesota, which we own.

Country Operations

In our country operations business, we own agri-operations facilities in 487 communities (of which some of the facilities are on leased land), three sunflower plants and eight feed manufacturing facilities of which we operate eight and lease one to a joint venture of which we are a partner. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, Wisconsin and Canada.

Crop Nutrients

We own one deep water port in Galveston, Texas and 20 terminals on major rivers in: Little Rock, Arkansas; Post Falls, Idaho; Muscatine, Iowa; Melbourne and Owensboro, Kentucky; Alexandria, Lake Providence, Lettsworth, Mermentau,

Tallulah and Vidalia, Louisiana; St. Paul and Winona (two terminals), Minnesota; Greenville, Mississippi; Grand Forks, North Dakota; Watertown, South Dakota; Memphis, Tennessee; and Friona and Texarkana, Texas. The facilities located in Little Rock, Arkansas, Owensboro, Kentucky and Galveston, Texas are on leased land.

Processing and Food Ingredients

We own oilseed processing facilities and/or textured soy protein production facilities in: Creston, Iowa; Hutchinson, Kansas; Hallock, Fairmont and Mankato, Minnesota; and South Sioux City, Nebraska.

Renewable Fuels

We own ethanol plants located in Rochelle and Annawan, Illinois.

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we lease six offices in: Kewanee, Illinois; Brownsburg and Indianapolis, Indiana; Kansas City, Missouri; Huron, South Dakota; and The Woodlands, Texas.

Corporate Headquarters

We are headquartered in Inver Grove Heights, Minnesota. We own a 33-acre campus consisting of one main building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space. We also have offices in Eagan, Minnesota and Washington, D.C., which are leased.

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

Laurel

On or around August 30, 2012, we received a request from the EPA for information pursuant to Section 114 of the Clean Air Act. The information requested relates to operational information and design data for flares at our Laurel, Montana refinery for the period between January 1, 2006 to the present. The information request could potentially result in an enforcement action by the EPA with respect to flare efficiency or other issues. We provided information relating to the EPA's request in December 2012 and are awaiting the EPA’s response. As the form of any potential enforcement action, and whether the EPA will pursue any such enforcement action, are not yet certain, we are unable to determine the potential liability or extent of potential costs associated with any such enforcement action at this time. Accordingly, we have not recorded a liability associated with this request. Although the facts and circumstances of enforcement actions under the Clean Air Act relating to flares at refineries differ on a case-by-case basis, some refineries have incurred significant penalties and other costs in connection with such enforcement actions.

On July 11, 2016, we received a letter from the EPA responding to 21 reports that we had previously submitted to the EPA detailing prior flaring incidents at our Laurel, Montana refinery. These reports were submitted by us pursuant to the requirements of a 2004 consent decree among us, the United States and the State of Montana. In its response letter, the EPA stated that it was requesting stipulated penalties totaling $886,905, to be paid 50% to the EPA and 50% to the State of Montana, in connection with 15 of the incidents covered by the reports. We then paid $34,965 of the requested stipulated penalties relating to four incidents, and disputed the EPA’s conclusions with respect to, and the stipulated penalties requested for, 11 of the incidents. On September 29, 2016, we met with representatives of the EPA to address the unresolved issues relating to the remaining 11 incidents. At that meeting, we presented arguments supporting our position that certain requested stipulated penalties should be reduced, and the EPA agreed to reduce the requested stipulated penalties for 8 of the 11 remaining incidents. In an October 13, 2016 letter to the EPA, we reiterated the arguments and positions we presented at the September 29, 2016 meeting. We are awaiting both the EPA’s response to that letter and the revised amount of stipulated penalties that it is requesting.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have approximately 100,700 members who have done business with us in the past five fiscal years, of which approximately 1,100 are cooperative association members and approximately 99,600 are individual members. As a cooperative, we do not have any common stock that is traded or otherwise.

The following table is a summary of our outstanding preferred stock as of August 31, 2016, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Net proceeds (a)	Dividend rate (b) (c)	Dividend payment frequency	Redeemable beginning (d)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(e)	12,272,003	$306.8	$311.2	8.00%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(f)	20,764,558	$519.1	$549.4	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	$406.2	7.10%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	$476.7	6.75%	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	$501.0	7.50%	Quarterly	1/21/2025

(a)	Includes patrons' equities redeemed with preferred stock.

(b)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month U. S. Dollar London Interbank Offered Rate ("LIBOR") plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(c)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

(d)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(e)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003-2010.

(f)
11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013; 6,752,188 shares were issued on August 25, 2014; and an additional 2,693,195 shares were issued on March 31, 2016.

We have not sold any equity securities during the three years ended August 31, 2016 that were not registered under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The selected financial information as of and for the years ended August 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited consolidated financial statements and related notes. For periods prior to fiscal 2015, certain amounts have been revised to include activity and amounts related to capital leases that were previously incorrectly accounted for as operating leases. See Note 18, Correction of Immaterial Errors, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for more information on the nature and amounts of these revisions.

Selected Consolidated Financial Data

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Income Statement Data:
Revenues	$30,347,203	$34,582,442	$42,664,033	$44,479,857	$40,599,286
Cost of goods sold	29,387,910	33,091,676	41,011,487	42,701,073	38,583,102
Gross profit	959,293	1,490,766	1,652,546	1,778,784	2,016,184
Marketing, general and administrative	649,097	775,354	602,598	553,623	498,233
Operating earnings	310,196	715,412	1,049,948	1,225,161	1,517,951
(Gain) loss on investments	(9,252)	(5,239)	(114,162)	(182)	5,465
Interest expense, net	75,347	60,333	140,253	236,699	198,304
Equity (income) loss from investments	(175,777)	(107,850)	(107,446)	(97,350)	(102,389)
Income before income taxes	419,878	768,168	1,131,303	1,085,994	1,416,571
Income taxes	(4,091)	(12,165)	48,296	89,666	80,852
Net income	423,969	780,333	1,083,007	996,328	1,335,719
Net income (loss) attributable to noncontrolling interests	(223)	(712)	1,572	3,942	75,091
Net income attributable to CHS Inc.	$424,192	$781,045	$1,081,435	$992,386	$1,260,628
Balance Sheet Data (as of August 31):
Working capital	$414,385	$2,751,949	$3,168,512	$3,084,228	$2,809,595
Net property, plant and equipment	5,488,323	5,192,927	4,180,148	3,311,088	2,913,247
Total assets	17,317,709	15,228,312	15,296,104	13,643,954	13,771,947
Long-term debt, including current maturities	2,302,779	1,431,117	1,605,625	1,746,716	1,567,276
Total equities	7,866,250	7,669,411	6,466,844	5,152,747	4,473,323

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of financial condition and results of operations should be read in conjunction with the accompanying audited financial statements and notes to those statements and the cautionary statement regarding forward-looking statements found in Part I, Item 1A of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the cautionary statement and elsewhere in this Annual Report on Form 10-K.

CHS Inc. ("CHS", "we" or "us") is a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, which are each listed and traded on the NASDAQ Global Select Market.

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

Prior to fiscal 2015, our renewable fuels marketing business was included in our Energy segment and our renewable fuels production business was included in our Ag segment. At the beginning of fiscal 2015, we reconfigured certain parts of our business to better align our ethanol supply chain. As a result, our renewable fuels marketing business is now managed together with our renewable fuels production business within our Ag segment. In accordance with Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, we have identified our operating segments to reflect the manner in which our chief operating decision maker evaluates performance and manages the business, and we have aggregated those operating segments into our Energy, Ag, Nitrogen Production, and Foods reportable segments, as well as our Corporate and Other category. Prior period segment information has been revised to ensure comparability.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as a wholesaler and retailer of crop inputs. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen and produces and distributes nitrogen fertilizer, a commodity chemical. Our Foods segment consists solely of our equity method investment in Ventura Foods and is a processor and distributor of edible oils used in food preparation and a packager of food products. Corporate and Other primarily represents our non-consolidated wheat milling joint venture, as well as our business solutions operations, which consist of commodities hedging, insurance and financial services related to crop production.

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenues and income are generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons.

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

Our business is cyclical and in recent years the Ag and Energy economies were near the peak of the cycle. The Ag and Energy industries have fallen off of their peaks and entered into a down cycle characterized by reduced commodity prices and lower margins globally. This down cycle also impacts the nitrogen fertilizer industry and as a result, we are similarly impacted in our Nitrogen Production business. We are unable to predict how long this down cycle will last or how severe it may be. During this period, we, along with our competitors and customers, expect our revenues, margins and cash flows to be under pressure as energy and commodity prices remain low and potentially decline further. As we operate in this ongoing down cycle, we have taken and are continuing to take prudent actions regarding costs and investments, while continuing to position ourselves to take advantage of opportunities as they arise. These prudent actions included holding overhead costs flat and reducing capital investments for fiscal 2016, which we intend to continue through fiscal 2017 and into fiscal 2018, as well as focusing on the return we earn on our investments in assets.

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO, LLC. In our Nitrogen Production segment, this consists of our 11.4% ownership in CF Nitrogen. In our Foods segment, this consists of our 50% ownership in Ventura Foods. In Corporate and Other, this principally includes our 12% ownership in Ardent Mills.

Results of Operations

Comparison of the years ended August 31, 2016 and 2015

General.  We recorded income before income taxes of $419.9 million during the year ended August 31, 2016, compared to $768.2 million recorded during the year ended August 31, 2015, a decrease of $348.3 million (45%). Results reflect decreased pretax earnings in our Energy and Ag segments, as well as Corporate and Other, partially offset by increased pretax earnings in our Foods segment, which was previously reported as a component of Corporate and Other, and our new Nitrogen Production segment, which reflects the results of our strategic investment in CF Nitrogen.

Our Energy segment generated income before income taxes of $275.4 million for the year ended August 31, 2016, compared to $538.1 million for the year ended August 31, 2015, representing a decrease of $262.7 million (49%), primarily due to significantly reduced refining margins in fiscal 2016. Our transportation business also experienced a decline while our propane and lubricants businesses earnings increased versus the prior year. We are subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile. On November 30, 2015, the EPA released the final mandate for years 2014, 2015, and 2016 resulting in an increase to the price of RINs. This price increase did not have a material impact on our financial results during fiscal 2016 or 2015 as it related to our purchases of RINs.

Our Ag segment generated income before income taxes of $31.0 million for the year ended August 31, 2016, compared to $149.6 million in the year ended August 31, 2015, a decrease in earnings of $118.6 million (79%). Our country operations earnings decreased $82.9 million primarily due to lower grain margins, which was partially offset by increased grain volumes during the year ended August 31, 2016, compared to the prior year. Earnings from our wholesale crop nutrients business decreased $59.0 million for the year ended August 31, 2016, compared to the prior year, primarily due to decreased margins. Our processing and food ingredients business experienced a decrease in earnings of $56.6 million for the year ended August 31, 2016 compared with the prior year, primarily due to charges associated with the disposal and impairment of assets as well as a charge associated with a specific customer receivable and, to a lesser extent, lower margins in our soybean crushing business. Our grain marketing earnings decreased $36.4 million during the year ended August 31, 2016, compared with the prior year, primarily as a result of decreased margins, partially offset by increased volumes. Earnings from our renewable fuels marketing and production operations decreased $2.2 million during the year ended August 31, 2016, primarily due to lower market prices for ethanol and was partially offset by increased volumes. The lower margins referenced above are the result of the down cycle in the Ag economy previously discussed, which has resulted in reduced commodity prices and lower margins across the globe. These decreases were partially offset by a fiscal 2015 impairment charge of $116.5 million that did not reoccur in fiscal 2016 that was associated with our decision to cease development of our previously planned nitrogen fertilizer plant in Spiritwood, North Dakota.

Our Nitrogen Production segment generated income before income taxes of $34.1 million for the year ended August 31, 2016, for which there is no comparable income in the prior year as this segment consists solely of our equity method investment in CF Nitrogen, which was consummated on February 1, 2016. See Note 4, Investments, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Our Foods segment, which was previously reported as a component of Corporate and Other, generated income before income taxes of $64.8 million for the year ended August 31, 2016, representing an increase of $2.2 million (3%) compared to $62.6 million in the prior year. This segment consists solely of our equity method investment in Ventura Foods.

Corporate and Other generated income before income taxes of $14.7 million for the year ended August 31, 2016 compared to $17.8 million during the previous year, a decrease in earnings of $3.1 million (17%).

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the year ended August 31, 2016 was $424.2 million compared to $781.0 million for the year ended August 31, 2015, which represents a $356.8 million decrease (46%).

Revenues. Consolidated revenues were $30.4 billion for the year ended August 31, 2016 compared to $34.6 billion for the year ended August 31, 2015, which represents a $4.2 billion decrease (12%).

Our Energy segment revenues of $5.4 billion, after elimination of intersegment revenues, decreased by $2.8 billion (34%) during the year ended August 31, 2016, compared to the year ended August 31, 2015. During the years ended August 31, 2016 and 2015, our Energy segment recorded revenues from sales to our Ag segment of $341.8 million and $484.0 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $2.5 billion (35%), of which approximately $2.0 billion related to a decrease in the net average selling price and $480.1 million related to a decrease in sales volumes, compared to the prior year. The selling price of refined fuels products decreased an average of $0.74 (30%) per gallon, and sales volumes decreased 7%, compared to the previous year. Propane revenues decreased $396.4 million (43%), of which $252.2 million was attributable to a decrease in the net average selling price and $144.2 million was attributable to a decrease in volumes. Propane sales volume decreased 16% due to warmer temperatures in fiscal 2016 compared to fiscal 2015, and the average selling price of propane decreased $0.34 (32%) per gallon, when compared to the previous year.

Our Ag segment revenues of $24.8 billion, after elimination of intersegment revenues, decreased $1.5 billion (6%) during the year ended August 31, 2016 compared to the year ended August 31, 2015.

Grain revenues in our Ag segment totaled $16.8 billion and $17.2 billion during the years ended August 31, 2016 and 2015, respectively. The grain revenue decrease from the prior year of $479.2 million (3%), was attributable to $3.4 billion due to lower average grain selling prices, partially offset by an increase in volumes of $3.0 billion. The average sales price of all grain and oilseed commodities sold reflected a decrease of 17%, when compared to the prior year.

Our processing and food ingredients revenues in our Ag segment of $1.6 billion for the year ended August 31, 2016 was essentially flat when compared to the prior year with higher volumes being offset by lower average selling prices on our oilseed products. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans. The increase in volumes sold is mostly due to the acquisition of a plant late in the fourth quarter of fiscal 2015.

Wholesale crop nutrient revenues in our Ag segment totaled $2.0 billion and $2.5 billion during the years ended August 31, 2016 and 2015, respectively, for a decrease of $488.9 million (20%) in fiscal 2016. The decrease consisted of $480.2 million related to lower average fertilizer selling prices and $8.7 million related to lower volumes during the year ended August 31, 2016, compared to the prior fiscal year. Our wholesale crop nutrient volumes decreased less than 1% and the average sales price of all fertilizers sold reflected a decrease of $72.86 per ton (19%), during the year ended August 31, 2016, compared with the previous year, which reflects a more challenging Ag economy.

Our renewable fuels revenue from our marketing and production operations decreased $170.1 million during the year ended August 31, 2016, compared to the year ended August 31, 2015. The decrease was primarily the result of a lower average sales price of $0.21 (12%) per gallon, which accounted for $202.7 million of the decrease. Market supply and demand forces as well as the decline in traditional fuels drove prices lower year over year. The impact of lower prices was partially offset by higher volumes, which increased revenues by $32.6 million.

Our Ag segment other product revenues, primarily feed and farm supplies, of $2.7 billion decreased by $336.5 million (11%) during the year ended August 31, 2016, compared to the year ended August 31, 2015, primarily due to a decrease in our country operations retail sales of feed and farm supplies and the sales price of energy related products.

Total revenues include other revenues generated primarily within our Ag segment and Corporate and Other. Our Ag segment's country operations elevators and agri-service centers derive other revenues from activities related to production agriculture, which include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services of this nature, and our grain marketing operations receive other revenues at our export terminals from activities related to loading vessels. Corporate and Other derives revenues primarily from our financing, hedging and insurance operations.

Cost of Goods Sold.  Consolidated cost of goods sold was $29.4 billion for the year ended August 31, 2016, compared to $33.1 billion for the year ended August 31, 2015, which represents a $3.7 billion (11%) decrease.

Our Energy segment cost of goods sold, after elimination of intersegment costs, decreased by approximately $2.5 billion (33%) to $5.0 billion during the year ended August 31, 2016, compared to the prior year. The decrease in cost of goods sold is primarily due to decreases in our refined fuels and propane businesses. Specifically, refined fuels cost of goods sold decreased $1.8 billion (30%), which reflects a $0.52 per gallon (24%) decrease in the average cost of refined fuels when compared to the prior year. The propane cost of goods sold decreased $432.3 million (47%), primarily from an average cost decrease of $0.38 per gallon (37%) and a 16% decrease in volumes.

Our Ag segment cost of goods sold, after elimination of intersegment costs, decreased by $1.2 billion (5%) to $24.3 billion, during the year ended August 31, 2016, compared to the prior year. Grain cost of goods sold in our Ag segment totaled $16.6 billion and $16.8 billion during the years ended August 31, 2016 and 2015, respectively. The costs of grains and oilseed procured through our Ag segment in the year ended August 31, 2016 decreased $269.5 million compared to the year ended August 31, 2015. The majority of the decrease was driven by a lower average cost per bushel of $0.98 (16%), which accounted for $3.2 billion of the decrease, partially offset by a 17% increase in volumes of $2.9 billion for the year ended August 31, 2016, compared to the prior year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.5 billion increased $36.9 million (2%) for the year ended August 31, 2016, compared to the year ended August 31, 2015. The net increase is comprised of $879.2 million in higher volumes, partially offset by $815.0 million from a lower average cost of oilseeds purchased for further processing, when compared to the year ended August 31, 2015. Changes in cost are typically driven by the market price of soybeans purchased. In addition, in fiscal 2016, we recorded a non-cash charge of $27.3 million associated with the disposal and impairment of certain fixed assets at our domestic and international facilities.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1.9 billion and decreased $361.2 million (15%) during the year ended August 31, 2016, compared to the year ended August 31, 2015. The decrease is the result of a 15% lower average cost per ton and a decrease in the tons sold of less than 1%, when compared to the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $172.5 million (11%) for the year ended August 31, 2016, compared to the year ended August 31, 2015. This was primarily due to a decrease in the average cost per gallon of $0.21 (12%) which was partially offset by an increase in volumes, when compared to the prior year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $321.6 million (12%) for the year ended August 31, 2016, compared to the year ended August 31, 2015, primarily the result of decreased country operations retail sales of feed and farm supplies and the purchase price of energy related products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $649.1 million for the year ended August 31, 2016, decreased by $126.3 million (16%) compared to the prior year. In fiscal 2015 there was a $116.5 million charge related to our decision not to proceed with the development of a nitrogen fertilizer plant in Spiritwood, North Dakota, which did not reoccur in fiscal 2016. The remaining decrease is primarily due to a reduction of compensation expenses, including a significant reduction of incentive compensation accruals, partially offset by a net increase in receivables specific reserves related to an international customer and a domestic customer and increased costs related to prior year acquisitions included for the full year in fiscal 2016.

Gain/Loss on Investments. Gain on investments for the year ended August 31, 2016 increased by $4.0 million compared to the year ended August 31, 2016. The increase was related to gains on bond transactions specific to our international operations.

Interest expense, net.  Net interest of $75.3 million for the year ended August 31, 2016, increased $15.0 million (25%) compared to the previous year. Approximately $50.9 million of the increase was related to interest expense associated with increased debt balances in fiscal 2016 as well as lower capitalized interest of $26.9 million associated with our ongoing capital projects. This was partially offset by additional interest income of $28.0 million and a decrease of $34.8 million associated with a decrease in patronage earned by the noncontrolling interests of NCRA (now known as CHS McPherson).

Equity Income from Investments.  Equity income from investments of $175.8 million for the year ended August 31, 2016, increased $67.9 million (63%) compared to the year ended August 31, 2015. The increase was related primarily to equity earnings recognized from our new equity method investment in CF Nitrogen of $74.7 million during the year ended August 31, 2016. See Note 4, Investments, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information. In general, we record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax benefit was $4.1 million and $12.2 million for the years ended August 31, 2016 and 2015, respectively, resulting in effective tax rates of (1.0%) and (1.6%), respectively. The negative effective tax rate in fiscal 2016 was primarily driven by an appeals settlement with the Internal Revenue Service for a fiscal 2006 and 2007 tax matter. The federal and state statutory rate applied to nonpatronage business activity was 38.3% and 38.1% for the years ended August 31, 2016, and 2015, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Net loss attributable to noncontrolling interests was $0.2 million and $0.7 million for the years ended August 31, 2016 and 2015, a decrease of $0.5 million.

Comparison of the years ended August 31, 2015 and 2014

General.  We recorded income before income taxes of $768.2 million during the year ended August 31, 2015, compared to $1,131.3 million recorded during the year ended August 31, 2014, a decrease of $363.1 million (32%). Results reflect decreased pretax earnings in our Energy and Ag segments, as well as Corporate and Other, partially offset by increased income in our Foods segment, which was previously reported as a component of Corporate and Other. The results reflect an impairment in fiscal 2015 associated with our exit of our Spiritwood project of approximately $116.5 million, as a well as a gain associated with the formation of Ardent Mills of $109.2 million in fiscal 2014 which did not reoccur in fiscal 2015.

Our Energy segment generated income before income taxes of $538.1 million for the year ended August 31, 2015 compared to $728.4 million for the year ended August 31, 2014, representing a decrease of $190.3 million (26%), primarily due to significantly reduced refining margins in fiscal 2015 as a result of the turnaround at our McPherson, Kansas, refinery in the third quarter of fiscal 2015 and the turnaround at our Laurel, Montana refinery in the fourth quarter of fiscal 2015. We are subject to the RFS, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile. On November 30, 2015, the EPA released the final mandate for years 2015 and 2014 resulting in an increase to the price of RINs. This price increase did not have a material impact on our financial results during fiscal 2015 or 2014 as it related to our purchases of RINs.

Our Ag segment generated income before income taxes of $149.6 million for the year ended August 31, 2015, compared to $213.4 million in the year ended August 31, 2014, a decrease in earnings of $63.8 million (30%). The decrease in our Ag segment results was primarily driven by an impairment charge of $116.5 million which was recorded in fiscal 2015 and was associated with our decision to cease development of our previously planned nitrogen fertilizer plant in Spiritwood, North Dakota. Our grain marketing earnings decreased $44.1 million during the year ended August 31, 2015 compared with the prior year, primarily as a result of robust logistical performance in fiscal 2014, which didn't reoccur in fiscal 2015, as well as additional expenses related to growth and foreign exchange losses, partially offset by increased margins. Our country operations earnings decreased $22.1 million, primarily from decreased retail agronomy margins and additional expenses related to growth, which was partially offset by increased grain volumes and margins during the year ended August 31, 2015, compared to the prior year. Earnings from our wholesale crop nutrients business increased by $9.0 million for the year ended August 31, 2015, compared to the prior year, primarily due to increased margins, partially offset by decreased volumes. Earnings from our renewable fuels marketing and production operations decreased $10.5 million during the year ended August 31, 2015, primarily due to significantly lower market prices for ethanol, which resulted in lower marketing commissions and was partially offset by earnings from the acquisitions of our Annawan, Illinois ethanol plant in our fourth quarter of fiscal 2015 and our Rochelle, Illinois ethanol plant in the fourth quarter of fiscal 2014. Our processing and food ingredients business experienced an increase in earnings of $111.0 million for the year ended August 31, 2015 compared with the prior year, primarily due to a non-cash impairment charge in fiscal 2014 of $74.5 million related to certain assets in Israel. In addition, we had a decrease in operating expenses at our plants related to a reduction in the price of natural gas as well as increased margins.

Our Foods segment generated income before income taxes of $62.6 million for the year ended August 31, 2015 compared to $48.4 million for the prior year, an increase of $14.2 million (29%). The increase was primarily the result of increased sales volumes.

Corporate and Other generated income before income taxes of $17.7 million for the year ended August 31, 2015 compared to $141.1 million during the previous year, a decrease in earnings of $123.4 million (87%). The decrease was primarily related to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the Ardent Mills joint venture formed during fiscal 2014. See Note 4, Investments, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Our Energy segment revenues of $8.2 billion, after elimination of intersegment revenues, decreased by $3.4 billion (29%) during the year ended August 31, 2015, compared to $11.6 billion during the year ended August 31, 2014. During the years ended August 31, 2015 and 2014, our Energy segment recorded revenues from sales to our Ag segment of $484.0 million and $600.4 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $2.9 billion (29%), all of which was related to a decrease in the net average selling price, compared to the prior year. The sales price of refined fuels products decreased $0.88 per gallon (28%), compared to the previous year. Propane revenues decreased $463.1 million (34%), of which $399.4 million was attributable to a decrease in the net average selling price and $63.7 million was related to a decrease in volumes. The volumes of our propane products decreased due to an extremely cold winter in fiscal 2014 compared to fiscal 2015 and the prices decreased due to a condensed crop drying season in fiscal 2014, which drove prices up that didn't reoccur in fiscal 2015. Propane sales volume decreased 5%, and the average selling price of propane decreased $0.41 per gallon (31%), when compared to the previous year.

Our Ag segment revenues of $26.3 billion, after elimination of intersegment revenues, decreased $4.7 billion (15%) during the year ended August 31, 2015 compared to $31.0 billion for the year ended August 31, 2014.

Grain revenues in our Ag segment totaled $16.8 billion and $20.7 billion during the years ended August 31, 2015 and 2014, respectively. Of the grain revenues decrease of $3.5 billion (17%), $3.1 billion was due to decreased average grain selling prices, with the remaining decrease driven by a $329.1 million net decrease in volume, compared to the prior year. The average sales price of all grain and oilseed commodities sold reflected a decrease of $1.14 per bushel (15%), when compared to the prior year. Wheat, soybeans, and corn had decreased volumes, compared to the year ended August 31, 2014.

Our processing and food ingredients revenues in our Ag segment of $1.6 billion for the year ended August 31, 2015 decreased $243.4 million (14%), when compared to the prior year. The net decrease in revenues was comprised of a $462.4 million decrease in the average selling price, partially offset by a $219.0 million increase in volumes of our oilseed products sold as compared to the year ended August 31, 2014. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans.

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

Our renewable fuels revenue from our marketing and production operations decreased $548.4 million during the year ended August 31, 2015 compared to the year ended August 31, 2014. The change was primarily the result of a decrease in the average sales price of $0.62 (26%) per gallon, which accounted for $581.5 million of the decrease. The lower average selling price of our ethanol was impacted by the decline in the price of traditional fuels. The impact of lower prices was partially offset by higher volumes, which increased revenues by $33.1 million. The increase in volumes sold was mostly due to the acquisition of our Rochelle, Illinois ethanol plant in the fourth quarter of fiscal 2014.

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

Our Energy segment cost of goods sold, after elimination of intersegment costs, decreased by approximately $3.1 billion (29%) to $7.5 billion during the year ended August 31, 2015, compared to the prior year. The decrease in cost of goods sold was primarily due to decreases in our refined fuels and propane businesses. Specifically, refined fuels cost of goods sold decreased $2.6 billion (29%), which reflects a $0.78 per gallon (28%) decrease in the average cost of refined fuels when compared to the prior year. The cost of goods sold of propane decreased $482.6 million (35%), primarily from an average cost decrease of $0.43 per gallon (32%) and a 5% decrease in volumes when compared to the prior year. The volumes of our propane products decreased due to an extremely cold winter in fiscal 2014 compared to fiscal 2015 and the prices decreased due to a condensed crop drying season in fiscal 2014, which drove prices up that didn't reoccur in fiscal 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, decreased by $4.8 billion (16%) to $25.6 billion, during the year ended August 31, 2015, compared to the prior year. Grain cost of goods sold in our Ag segment totaled $16.8 billion and $20.3 billion during the years ended August 31, 2015 and 2014, respectively. The costs of grains and oilseed procured through our Ag segment decreased $3.5 billion compared to the year ended August 31, 2014. The majority of the decrease was driven by a lower average cost per bushel of $1.15 (16%), which accounted for $3.2 billion of the decrease, with a 2% decrease in volumes contributing $323.0 million to the decrease, for the year ended August 31, 2015 compared to the prior year. The average month-end market price per bushel of soybeans and spring wheat decreased, partially offset by increases in the average month-end market price per bushel of corn, compared to the previous year.

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

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $2.3 billion and $2.7 billion during the years ended August 31, 2015 and 2014, respectively, for a decrease of $349.0 million (13%) in fiscal 2015. This decrease was comprised of a decrease in the average cost per ton of fertilizer of $13.13 (4%), and a decrease in the tons sold of 10%, when compared to the prior year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $560.1 million for the year ended August 31, 2015, compared to the year ended August 31, 2014. This was primarily from a decrease in the average cost per gallon of $0.63 (27%), which was partially offset by an increase in volumes, when compared to the prior year. The increase in volumes was due to the Rochelle, Illinois ethanol plant we acquired in the fourth quarter of fiscal 2014.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $126.4 million (5%) for the year ended August 31, 2015, compared to the year ended August 31, 2014, primarily the result of decreased country operations retail sales of feed and the purchase price of energy related products.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $775.4 million for the year ended August 31, 2015, increased by $172.8 million (29%) compared to the prior year. The net increase in fiscal 2015 was primarily due to a $116.5 million charge related to our decision not to proceed with the development of a nitrogen fertilizer plant in Spiritwood, North Dakota. The remaining increase was due to additional head count to support our operations and expansion, increased bad debt provision related to an international customer and increased information technology maintenance and marketing costs.

Gain/Loss on Investments. Gain on investments for the year ended August 31, 2015 decreased by $108.9 million compared to the year ended August 31, 2014, related primarily to a $109.2 million gain in fiscal 2014 associated with the contribution of our Horizon Milling assets to the Ardent Mills joint venture that did not reoccur in fiscal 2015. See Note 4, Investments, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Equity Income from Investments.  Equity income from investments of $107.9 million for the year ended August 31, 2015 increased by less than 1% compared to the year ended August 31, 2014. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  Income tax benefit was $12.2 million for the year ended August 31, 2015 compared with income tax expense of $48.3 million for the year ended August 31, 2014, resulting in effective tax rates of (1.6%) and 4.3%, respectively. The decrease in the effective tax rate was driven by the combination of deferred tax benefits of $30.8 million during the third quarter of fiscal 2015 related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014 and $19.3 million from the recognition of Kansas tax credits generated by NCRA (now known as CHS McPherson). The federal and state statutory rate applied to nonpatronage business activity was 38.1% for both years ended August 31, 2015 and 2014. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Noncontrolling Interests.  Net loss attributable to noncontrolling interests was $0.7 million for the year ended August 31, 2015 compared to net income of $1.6 million for the year ended August 31, 2014, a decrease of $2.3 million.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable financial covenants. We fund our operations primarily through a combination of cash flows from operations and revolving credit facilities. We fund our capital expenditures and growth primarily through operating cash flow, long-term debt financing and issuance of preferred stock.
On August 31, 2016 and August 31, 2015, we had working capital, defined as current assets less current liabilities, of $414.4 million and $2.8 billion, respectively. The decrease in working capital was driven primarily by reduced cash levels and increased short-term borrowings used to finance working capital that had previously been supported on an interim basis by preferred stock proceeds. The cash, extracted preferred stock proceeds, long term borrowings and operating cash flow were used to fund our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016. Our current ratio, defined as current assets divided by current liabilities, was 1.1 and 1.5 as of August 31, 2016 and August 31, 2015, respectively.

As of August 31, 2016 we had cash and cash equivalents of $279.3 million, total equities of $7.9 billion, long-term debt of $2.3 billion and notes payable of $2.7 billion. Our capital allocation priorities include maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds, paying down debt and taking advantage of strategic opportunities that benefit our owners. Our primary sources of cash in fiscal 2016 were net cash flows from operations and proceeds from revolving lines of credit and long-term borrowings. The primary uses of cash during that period were payments on indebtedness, our investment in CF Nitrogen, capital expenditures, the distribution of patronage refunds and preferred stock dividends. We believe that cash generated by operating activities, along with available borrowing capacity under our revolving credit facilities, will be sufficient to support our operations for the next 12 months.

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund our fiscal 2017 capital expenditures. For fiscal 2017, we expect total capital expenditures to be approximately $632.0 million, compared to capital expenditures of $712.4 million in fiscal 2016. Included in that amount for fiscal 2017 is approximately $262.0 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. In fiscal 2016, we completed the remainder of a multi-year project to replace a coker at our McPherson, Kansas refinery with a total cost of $583.5 million. We incurred $44.7 million, $167.4 million and $186.8 million of costs related to the coker project during the years ended August 31, 2016, 2015 and 2014, respectively. We also began a $368.5 million expansion at our McPherson, Kansas refinery during the year ended August 31, 2013, which is anticipated to be completed in early fiscal 2017. We incurred $49.2 million, $159.2 million and $128.3 million of costs related to the expansion during the years ended August 31, 2016, 2015 and 2014, respectively.
On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen; and an associated 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate annually from CF Nitrogen for ratable delivery. The investment was financed through operating cash flow, the issuance of long-term debt and available cash.

On July 22, 2016, an existing securitization facility (“Securitization Facility” or “the Facility”) with CHS Capital was increased to $850 million to provide us the option to fund through securitization certain of our accounts receivable. The Facility is with two financial institutions, with one acting as administrative agent, and various conduit purchasers, committed purchasers, and purchase agents (collectively the “Co-Purchasers”). The Securitization Facility in total provides funding of up to $850 million against certain CHS Capital loans receivable, accounts receivable, and certain related property sold into the securitization facility. The increased Securitization Facility provides to us the option for an additional source of liquidity, thereby increasing our financial flexibility. The amount of funding outstanding against our securitized accounts receivable at August 31, 2016 was $143 million.

In September 2015, we amended and restated our primary committed line of credit, which is a $3.0 billion five-year, unsecured revolving credit facility with a syndication of domestic and international banks that expires in September 2020. Our inventories and receivables financed with them are highly liquid. The outstanding balance on this facility was $700.0 million as of August 31, 2016. There was no outstanding balance on the predecessor facility as of August 31, 2015. Amounts borrowed under this facility primarily bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.00% to 1.45%.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of August 31, 2016, the aggregate capacity is $600 million. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.25% to 1.00%. As of August 31, 2016, outstanding bilateral borrowings were $300.0 million.

We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs.

In addition, our wholly-owned subsidiary, CHS Capital, makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing sources as explained in further detail below under “Cash Flows from Financing Activities.”

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are influenced by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors are described in the cautionary statement regarding forward-looking statements found in Item 1A of this Annual Report on Form 10-K and may affect net operating assets and liabilities, and liquidity.

Cash flows provided by operating activities were $1.3 billion, $570.0 million and $1.4 billion for the years ended August 31, 2016, 2015 and 2014, respectively. The fluctuation in cash flows between fiscal 2016 and fiscal 2015 is primarily the result of significant inflows of cash related to net changes in operating assets and liabilities during the year ended August 31, 2016 compared to the overall cash uses associated with net changes in operating assets and liabilities during the year ended August 31, 2015. In fiscal 2016 we began actively managing our cash conversion cycle focusing on accounts receivable, inventory and accounts payable days outstanding.

Our operating activities provided net cash of $1.3 billion during the year ended August 31, 2016. The cash provided by operating activities resulted from net income of $424.0 million, net non-cash expenses and cash distributions from equity investments of $507.6 million and an increase in cash flows due to changes in net operating assets and liabilities of $332.0 million. The primary components of net non-cash expenses and cash distributions from equity investments include depreciation and amortization, including amortization of major repair costs, of $521.0 million, partially offset by a gain of $60.9 million on our crack spread contingent consideration liability. The increase in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in inventories and other current assets, partially offset by decreases in accounts payable and accrued expenses and other liabilities. These decreases were primarily driven by decreases in commodity prices on August 31, 2016, when compared to August 31, 2015 and decreases in fertilizer volumes on hand (34% decrease primarily due to increased direct ship sales). On August 31, 2016, the per bushel market prices of two of our primary grain commodities, corn and spring wheat, decreased by $0.90 (23%) and $0.11 (2%), respectively, when compared to the spot prices on August 31, 2015. The per bushel market price of our third primary commodity, soybeans, increased by $0.63 (7%) when compared to the spot price on August 31, 2015. In general, crude oil market prices decreased $4.50 per barrel (9%) on August 31, 2016 when compared to August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases of up to 34%, depending on the specific products, compared to prices on August 31, 2015.

Our operating activities provided net cash of $570.0 million during the year ended August 31, 2015. The cash provided by operating activities resulted from net income of $780.3 million and net non-cash expenses and cash distributions from equity investments of $453.0 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $663.3 million. The primary components of net non-cash expenses and cash distributions from equity investments include depreciation and amortization, including amortization of major repair costs, of $401.4 million and long-lived asset impairment charges of $103.7 million, partially offset by a gain of $36.3 million on our crack spread contingent consideration liability and net equity investment activity of $26.9 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by decreases in accounts payable and accrued expenses and customer advance payments, partially offset by decreases in receivables and inventories. These decreases were driven by decreases in commodity prices on August 31, 2015, when compared to August 31, 2014. On August 31, 2015, the per bushel market prices of two of our primary grain commodities, soybeans and spring wheat, decreased by $1.92 (18%) and $1.19 (19%), respectively, when compared to the spot prices on August 31, 2014. The per bushel market price of our third primary commodity, corn, increased by $0.33 (9%) when compared to the spot price on August 31, 2014. In general, crude oil market prices decreased $47 per barrel (49%) on August 31, 2015 when compared to August 31, 2014. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases of up to 26%, depending on the specific products, compared to prices on August 31, 2014. In addition, slight increases in grain inventory quantities on August 31, 2015 compared to the prior year partially offset the impact that lower grain commodity prices had on net operating assets and liabilities on August 31, 2015.

Our operating activities provided net cash of $1.4 billion during the year ended August 31, 2014. Net income of $1.1 billion, net non-cash expenses and cash distributions from equity investments of $243.9 million and an increase in cash flows due to changes in net operating assets and liabilities of $114.3 million contributed to the net cash provided by operating activities. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $351.3 million, partially offset by gains on the sale of investments of $114.2 million, primarily due to a $109.2 million gain associated with the contribution of our Horizon Milling assets to the newly formed Ardent Mills joint venture. See Note 4, Investments, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information. The cash inflow resulting from the decrease in net operating assets and liabilities was caused primarily by a decrease in commodity prices on August 31, 2014, when compared to August 31, 2013. On August 31, 2014, the per bushel market prices of our primary grain commodities, corn, spring wheat, and soybeans, decreased by $1.23 (26%), $1.15 (16%), and $2.68 (19%), respectively, when compared to the spot prices on August 31, 2013. In general, crude oil market prices decreased $12 per barrel (11%) on August 31, 2014 when compared to August 31, 2013. On August 31, 2014, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected increases up to 29%, depending on the specific products, compared to prices on August 31, 2013. In addition, increased grain inventory quantities on August 31, 2014 compared to the prior year, partially offset the impact that lower grain commodity prices had on net operating assets and liabilities on August 31, 2014.

Cash Flows from Investing Activities

For the years ended August 31, 2016, 2015 and 2014, the net cash flows used in our investing activities totaled $3.7 billion, $1.9 billion and $1.3 billion, respectively.

Total cash expenditures for the acquisition of property, plant and equipment totaled $692.8 million, $1.2 billion and $919.1 million for the years ended August 31, 2016, 2015 and 2014, respectively. The significant decrease from fiscal 2015 to fiscal 2016 was primarily related to our plan to reduce our capital investments allowing us to actively reduce our funded debt obligations. The significant increase from fiscal 2014 to fiscal 2015 is primarily related to multi-year projects involving the replacement of a coker and expansion of capacity at our CHS McPherson refinery as discussed below.

Expenditures for major repairs related to our refinery turnarounds were $19.6 million, $201.7 million and $2.9 million during the years ended August 31, 2016, 2015 and 2014, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") which typically occur for a five-to-six week period every 2-4 years. Neither of our refineries at Laurel, Montana or McPherson, Kansas had significant turnarounds during fiscal 2016. Both refineries had turnarounds during fiscal 2015. Neither of the refineries has scheduled turnarounds for fiscal 2017.

Cash acquisitions of businesses, net of cash acquired, totaled $11.9 million, $305.2 million and $281.5 million during the years ended August 31, 2016, 2015 and 2014, respectively. The fiscal 2016 activity included various businesses primarily in our Ag segment. The fiscal 2015 activity included our Patriot Renewable Fuels and Northstar Agri Industries acquisitions in our Ag segment. The fiscal 2014 acquisitions were related to our Illinois River Energy and Terral River operations. See Note 17, Acquisitions, to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Investments in joint ventures and other entities during the years ended August 31, 2016, 2015 and 2014, totaled $2.9 billion, $64.3 million and $80.1 million, respectively. The primary investment in fiscal 2016 was associated with our agreement with CF Industries to invest $2.8 billion in exchange for an 11.4% membership interest in CF Nitrogen.

Changes in notes receivable for the years ended August 31, 2016, 2015 and 2014 resulted in net decreases in cash flows of $258.0 million, $184.1 million and $184.1 million, respectively. The primary cause of the decreases in cash flows during the three periods relates to increases in CHS Capital notes receivable.

Partially offsetting our cash expenditures for investing activities during the years ended August 31, 2016, 2015 and 2014, were proceeds from the sale of investments and redemption of investments. During fiscal 2016, we received proceeds from the sale of investments of $39.2 million. Proceeds from the redemption of investments for the years ended August 31, 2016, 2015 and 2014 were $33.8 million, $19.9 million and $138.5 million, respectively. Included in the fiscal 2014 amount is $121.2 million of cash proceeds that were distributed to us as part of the formation of our Ardent Mills joint venture. Also partially offsetting our cash expenditures for investing activities during the years ended August 31, 2016, 2015 and 2014, were proceeds received from the disposal of property, plant and equipment of $13.4 million, $11.3 million and $11.7 million, respectively.

Cash Flows from Financing Activities

For the years ended August 31, 2016, 2015 and 2014, our financing activities provided net cash of $1.8 billion, $153.8 million and $201.5 million, respectively.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On August 31, 2016, we had a five-year, unsecured, revolving facility with a committed amount of $3.0 billion and $700.0 million outstanding. In addition, during the year ended August 31, 2016, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of August 31, 2016, the aggregate capacity is $600.0 million with $300.0 million of outstanding borrowings under these facilities.

In addition to our primary revolving line of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2019. As of August 31, 2016, the outstanding balance under this facility was $260.0 million.

As of August 31, 2016 our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $290.1 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $252.1 million outstanding at August 31, 2016, of which $27.7 million was collateralized.

On August 31, 2016 and 2015, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $1.8 billion and $813.7 million, respectively.

We have two commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities do not allow them to be used to pay principal under a commercial paper facility. On August 31, 2016 and 2015, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, has available credit totaling $850.0 million as of August 31, 2016, under note purchase agreements with various purchasers and through the issuance of short-term notes payable. CHS Capital and CHS Inc. both sell eligible receivables they have originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.40% as of August 31, 2016. There were $550.0 million in borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2016. There were no borrowings under Cofina Funding through the issuance of commercial paper as of August 31, 2015.
CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.90% to 2.50% as of August 31, 2016. As of August 31, 2016, the total funding commitment under these agreements was $116.9 million, of which $24.9 million was borrowed. As of August 31, 2015, there were $35.9 million of secured borrowings under CHS Capital.
CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a limited recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $183.5 million as of August 31, 2016, of which $122.3 million was borrowed under these commitments with an interest rate of 1.67%. As of August 31, 2015, CHS Capital borrowings under the ProPartners program were $39.9 million.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2016, and are due upon demand. Borrowings under these notes totaled $231.2 million as of August 31, 2016. As of August 31, 2015, borrowings under the surplus funds program were $275.8 million.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On August 31, 2016, we had total long-term debt outstanding of approximately $2.3 billion, of which $1.8 billion was private placement debt, $345.4 million was bank financing, $105.7 million was obligations related to capital leases and $75.5 million was other notes and contracts payable. On August 31, 2015, we had total long-term debt outstanding of approximately $1.4 billion, of which $75.0 million was bank financing, $1.2 billion was private placement debt, $125.9 million was obligations related to capital leases and $44.9 million was other notes and contracts payable. Our long-term debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2016. Long-term debt outstanding as of August 31, 2016 has aggregate maturities, excluding fair value adjustments and capital leases, as follows:

(Dollars in thousands)
2017	$176,403
2018	177,539
2019	150,142
2020	20,142
2021	180,142
Thereafter	1,470,384
$2,174,752

During the years ended August 31, 2016, 2015 and 2014 we borrowed $1.3 billion, $3.5 million and $1.4 million, respectively, on a long-term basis. During the years ended August 31, 2016, 2015 and 2014, we repaid long-term debt of $504.8 million, $170.7 million and $157.8 million, respectively, and we made principal payments on capital lease obligations of $35.0 million, $38.9 million, and $39.9 million, respectively.

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

In September 2015, we entered into a ten-year term loan with a syndication of banks for up to $600.0 million. The full amount was drawn down in January 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or a LIBO rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBO rate loans and between 0.50% and 1.00% for base rate loans. As of August 31, 2016, $300.0 million was outstanding under this agreement.

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

Other Financing:

During the year ended August 31, 2016, we made a payment of $153.0 million related to our purchase of the CHS McPherson (formerly NCRA) noncontrolling interests. During the years ended August 31, 2015 and August 31, 2014, we made a payment of $66.0 million in each year related to our purchase of the noncontrolling interest.

During the year ended August 31, 2016, changes in checks and drafts outstanding resulted in an increase in cash flows of $50.3 million.     During the years ended August 31, 2015 and 2014, changes in checks and drafts outstanding resulted in a decrease in cash flows of $43.4 million and $17.8 million, respectively.

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. For the years ended August 31, 2015 and August 31, 2014, 10% of earnings from patronage business was added to our capital reserves and the remaining 90% was primarily distributed during the second fiscal quarters of the years ended August 31, 2016 and August 31, 2015, totaling $627.2 million and $821.5 million, respectively. The cash portion of the qualified distributions was deemed by the Board of Directors to be 40% for fiscal 2015 and 2014. Cash related to these distributions was $251.7 million and $271.2 million and was paid during the years ended August 31, 2016 and August 31, 2015, respectively. During the year ended August 31, 2014, we distributed patronage refunds of $841.1 million, of which the cash portion was $286.8 million.

In accordance with our bylaws and by action of the Board of Directors, 10% of the earnings from patronage business for the year ended August 31, 2016 was added to our capital reserves and the remaining 90%, or an estimated $279.0 million, will be distributed as patronage in fiscal 2017, in the form of qualified equity certificates and cash. The cash portion of the qualified distribution, determined by the Board of Directors to be 40%, is expected to be approximately $111.6 million and is classified as a current liability on our August 31, 2016 Consolidated Balance Sheet in dividends and equities payable.

Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individuals will also be able to participate in an annual retirement program similar to the one that was previously only available to non-individual members. In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2016, that will be distributed in fiscal 2017, to be approximately $40.0 million. Additionally, we expect to redeem approximately $18.6 million of redemptions related to the year ended August 31, 2015 earnings that are carried over from the previous year’s authorization which had not been previously distributed. The redemptions will also be distributed in fiscal 2017 and are classified as a current liability on the August 31, 2016 Consolidated Balance Sheet.

For the years ended August 31, 2016, 2015 and 2014, we redeemed in cash, qualified equities in accordance with authorization from the Board of Directors, in the amounts of $23.9 million, $128.9 million and $99.6 million, respectively.

In March 2016, we redeemed approximately $76.8 million of patrons' equities by issuing 2,693,195 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), with a total redemption value of $67.3 million, excluding accumulated dividends. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.50 of patrons' equities in the form of capital equity certificates. Additionally, in fiscal 2014, we redeemed $200.0 million of patrons' equities by issuing 6,752,188 shares of our Class B Series 1 Preferred Stock, with each share being issued in redemption of $29.62 of patrons' equities in the form of members' equity certificates.

We made dividend payments on our preferred stock of $163.3 million, $133.7 million, and $50.8 million, during the years ended August 31, 2016, 2015 and 2014, respectively.

See Note 9, Equities, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for a summary of our outstanding preferred stock as of August 31, 2016, each series of which is listed on the Global Select Market of NASDAQ.

Off Balance Sheet Financing Arrangements

Guarantees:

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $133.8 million were outstanding on August 31, 2016. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of August 31, 2016.

Operating leases:

Minimum future lease payments required under noncancelable operating leases as of August 31, 2016 were $304.8 million.

Debt:

There is no material off balance sheet debt.

Contractual Obligations

We had certain contractual obligations at August 31, 2016, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (1)	$2,174,752	$176,403	$327,681	$200,284	$1,470,384
Interest payments (2)	480,100	92,936	156,367	140,411	90,386
Capital lease obligations (3)	114,738	38,357	44,606	15,380	16,395
Operating lease obligations	304,807	65,714	94,240	63,279	81,574
Purchase obligations (4)	7,608,471	6,197,167	715,665	168,057	527,582
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests (5)	15,051	—	15,051	—	—
Other liabilities (6)	878,701	31,052	52,331	24,780	770,538
Total obligations	$11,576,620	$6,601,629	$1,405,941	$612,191	$2,956,859
_______________________________________

(1)	Excludes fair value adjustments to the long-term debt reported on our Consolidated Balance Sheet at August 31, 2016 resulting from fair value interest rate swaps and the related hedge accounting.

(2)	Based on interest rates and long-term debt balances at August 31, 2016.

(3)
Future minimum lease payments under capital leases include amounts related to bargain purchase options and residual value guarantees, which represent economic obligations as opposed to contractual payment obligations.

(4)
Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and approximate time of the transactions. In the ordinary course of business, we enter into a significant number of forward purchase commitments for agricultural and energy commodities and the related freight. The purchase obligation amounts shown above include both short- and long-term obligations and are based on: a) fixed or minimum quantities to be purchased; and b) fixed or estimated prices to be paid at the time of settlement. Current estimates are based on assumptions about future market conditions that will exist at the time of settlement. Consequently, actual amounts paid under these contracts may differ due to the variable pricing provisions. Market risk related to the variability of our forward purchase commitments is economically hedged by offsetting forward sale contracts that are not included in the amounts above.

(5)	Based on estimated fair value at August 31, 2016 and recorded on our Consolidated Balance Sheet.

(6)
Other liabilities include the long-term portion of deferred compensation, deferred tax liabilities and contractual redemptions. Of the total other liabilities and deferred tax liabilities of $842.2 million on our Consolidated Balance Sheet at August 31, 2016, the timing of the payments of $735.2 million of such liabilities cannot be determined.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2016 since we conduct a significant portion of our business in U.S. dollars.

Recent Accounting Pronouncements

See Note 1, Organization, Basis of Presentation and Significant Accounting Policies, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for information concerning new accounting standards and the impact of the implementation of those standards on our financial statements.

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

Our use of hedging reduces the exposure to price volatility by protecting against adverse short-term price movements, but it also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted on regulated commodity futures exchanges but may also include over-the-counter derivative instruments when deemed appropriate. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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
Our policy is to manage our commodity price risk exposure according to internal polices and in alignment with our tolerance for risk. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net position limits. These limits are defined for each commodity and business unit, and may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate compliance team, with day to day monitoring procedures managed within each individual business unit to ensure any limits overage is explained and exposures reduced or a temporary limit increase is established if needed. The position limits are reviewed, at least annually, with senior leadership and the Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.
The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage these risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we primarily transact in exchange traded instruments or enter into over-the-counter derivatives that clear through a designated clearing organization, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.
A 10% adverse change in market prices would not materially affect our results of operations, since we use commodity and freight futures and forward contracts as economic hedges of price risk, and since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

Debt used to finance inventories and receivables is represented by short-term notes payable, so that our blended interest rate for all such notes approximates current market rates. We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During fiscal 2016, we recorded offsetting fair value adjustments of $9.8 million, with no ineffectiveness recorded in earnings.
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

Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value Asset (Liability)
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$1,803,174	$—	$—	$—	$—	$—	$1,803,174	$(1,803,174)
Average interest rate	1.7%	—	—	—	—	—	1.7%
Variable rate CHS Capital short-term notes payable	$928,305	$—	$—	$—	$—	$—	$928,305	$(928,305)
Average interest rate	1.3%	—	—	—	—	—	1.3%
Fixed rate long-term debt	$176,403	$177,539	$150,142	$20,142	$180,142	$1,170,384	$1,874,752	$(1,835,936)
Average interest rate	5.5%	5.3%	4.1%	4.0%	4.5%	4.5%	4.3%
Variable rate long-term debt	$—	$—	$—	$—	$—	$300,000	$300,000	$(312,391)
Average interest rate (a)	—	—	—	—	—	range
Interest Rate Derivatives:
Fixed to variable long-term debt interest rate swaps	$—	$—	$130,000	$—	$160,000	$130,000	$420,000	$22,078
Average pay rate (b)	—	—	range	—	range	range
Average receive rate (c)	—	—	range	—	range	range
_______________________________________

(a)
Borrowings under the agreement bear interest at a base rate (or a LIBO rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBO rate loans and between 0.50% and 1.00% for base rate loans.

(b)	Average three-month USD LIBOR plus spreads ranging from 2.009% - 2.228%

(c)	Six swaps with notional amount of $420 million with fixed rates from 4.08% to 4.67%

FOREIGN CURRENCY RISK

We were exposed to risk regarding foreign currency fluctuations during fiscal 2016 and in prior years even though a substantial amount of international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $802.2 million and $1.3 billion as of August 31, 2016 and August 31, 2015, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K. Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2016 and 2015 is presented below.

	Fiscal Year 2016
	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015
	(Unaudited) (Dollars in thousands)
Revenues	$8,182,493	$7,796,588	$6,639,330	$7,728,792
Gross profit	140,959	317,512	89,004	411,818
Income before income taxes	11,964	194,521	(76,462)	289,855
Net income	(1,706)	189,683	(30,182)	266,174
Net income attributable to CHS Inc.	(1,579)	190,275	(30,979)	266,475

	Fiscal Year 2015
	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014
	(Unaudited) (Dollars in thousands)
Revenues	$7,986,341	$8,740,905	$8,355,728	$9,499,468
Gross profit	341,215	311,879	245,644	592,028
Income before income taxes	71,536	170,508	90,466	435,658
Net income	131,270	177,835	92,897	378,331
Net income attributable to CHS Inc.	131,478	178,050	92,814	378,703

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of August 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of August 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of August 31, 2016, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Financial Reform Bill passed in July 2010 that permits us to provide only management’s report in this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting:

We are in the process of implementing a new enterprise resource planning ("ERP") system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. The implementation of the new ERP system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) and management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

Other than as described above, during our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below provides certain information regarding each of our directors, as of August 31, 2016.

Name	Age	Director Region	Director Since
Donald Anthony	66	8	2006
Robert Bass	62	5	1994
David Bielenberg	67	6	2009
Clinton J. Blew	39	8	2010
Dennis Carlson	55	3	2001
Curt Eischens	64	1	1990
Jon Erickson	56	3	2011
Steve Fritel	61	3	2003
Alan Holm	56	1	2013
David Johnsrud	62	1	2012
David Kayser	57	4	2006
Randy Knecht	66	4	2001
Greg Kruger	57	5	2008
Edward Malesich	63	2	2011
Perry Meyer	62	1	2014
Steve Riegel	64	8	2006
Daniel Schurr	51	7	2006

The qualifications for our Board of Directors are listed below under “Director Elections and Voting.” In general, our directors operate large commercial agricultural enterprises requiring expertise in all areas of management, including financial oversight. They also have experience in serving on local cooperative association boards, and participate in a variety of agricultural and community organizations. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course, and earn the Certificate of Director Education.

Donald Anthony, assistant secretary-treasurer, has been a member of the CHS Board of Directors since 2006. Since 2015, Mr. Anthony has served as assistant secretary-treasurer of the Executive Committee of the Board. He chairs the Corporate Risk Committee. He serves as director of Country Partners Cooperative. He holds a bachelor’s degree in agricultural economics from the University of Nebraska. Mr. Anthony’s principal occupation has been farming for more than five years, and he raises corn, soybeans and alfalfa near Lexington, Nebraska.

Robert Bass has been a member of the CHS Board of Directors since 1994. He serves on the Governance and Government Relations committees. He serves as vice president of Reedsburg Area Medical Center. He holds a bachelor’s degree in agricultural education from the University of Wisconsin - Madison. Mr. Bass’ principal occupation has been farming for more than five years, and he is a partner in a family farm operation near Reedsburg, Wisconsin.

David Bielenberg, chairman, has been a member of the CHS Board of Directors since 2009. He previously served on the Board from 2002 to 2006. Since 2012, he has served as chairman of the Executive Committee of the Board. He serves as chairman of the East Valley Water District. He holds a Bachelor of Science degree in agricultural engineering from Oregon State University and is a graduate of Texas A & M University's executive program for agricultural producers. Mr. Bielenberg’s principal occupation has been farming for more than five years, and he operates a diverse agricultural business near Silverton, Oregon, including seed crops, vegetables, soft white wheat, greenhouse plant production and timberland.

Clinton J. Blew has been a member of the CHS Board of Directors since 2010. He chairs the Government Relations Committee and serves on the Corporate Risk Committee. He is chairman of the Mid Kansas Coop (MKC), Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, the Kansas Livestock Association, Texas

Cattle Feeder’s Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson Community College. Mr. Blew’s principal occupation has been farming for more than five years and he farms in a family partnership near Hutchinson, Kansas that includes irrigated corn and soybeans, dry land wheat, milo and soybeans, and a commercial cow/calf business.

Dennis Carlson has been a member of the CHS Board of Directors since 2001. He serves on the Capital and Government Relations committees. Mr. Carlson’s principal occupation has been farming for more than five years, and he raises wheat, sunflowers and soybeans near Mandan, North Dakota.

Curt Eischens, second vice chairman, has been a member of the CHS Board of Directors since 1990. Since 2015, Mr. Eischens has served as second vice chairman of the Executive Committee of the Board. He serves as chairman of the Capital Committee. Mr. Eischen serves as chairman for Cooperative Network, director of Ralph Morris Foundation and is a member of the Minnesota Soybean Association, Minnesota Corn Growers Association, Minnesota Farmers Union, Minnesota FFA Alumni Association (life member) and the National FFA Alumni. Mr. Eischens’ principal occupation has been farming for more than five years, and he operates a corn and soybean farm near Minneota, Minnesota.

Jon Erickson has been a member of the CHS Board of Directors since 2011. He serves on the Corporate Risk and Government Relations committees. He is a member of the North Dakota Farmers Union and the North Dakota Stockman’s Association. He holds a bachelor’s degree in agricultural economics from North Dakota State University. Mr. Erickson’s principal occupation has been farming for more than five years, and he raises grains and oilseeds and operates a commercial Hereford/Angus cow-calf business near Minot, North Dakota.

Steve Fritel, first vice chairman has been a member of the CHS Board of Directors since 2003. Since 2015, Mr. Fritel has served as first vice chairman of the Executive Committee of the Board. He serves as chairman of the Governance Committee. He earned an associate’s degree from North Dakota State College of Science. Mr. Fritel’s principal occupation has been farming for the more than five years. He raises spring wheat, barley, soybeans, edible beans, corn and confectionary sunflowers near Rugby, North Dakota. He also runs a family business dealing with the sale of farm grain storage and related equipment.

Alan Holm has been a member of the CHS Board of Directors since 2013. He serves as a member of the Corporate Risk and Government Relations committees. Mr. Holm holds an associate’s degree in machine tool technology from Mankato Technical College. Mr. Holm's principal occupation has been farming for more than five years, and he raises corn, soybeans, sweet corn, peas and hay and also has a cow-calf herd near Sleepy Eye, Minnesota.

David Johnsrud has been a member of the CHS Board of Directors since 2012. He serves as a member of the Governance and CHS Foundation Finance and Investment Committees. He serves as a member of the board for the Cooperative Network. Mr. Johnsrud’s principal occupation has been farming for more than five years, and he raises corn and soybeans near Starbuck, Minnesota.

David Kayser has been a member of the CHS Board of Directors since 2006. He chairs the CHS Foundation Finance and Investment Committee. He also serves on the Audit Committee. Mr. Kayser is a member of Mitchell Technical Institute Foundation Board. Mr. Kayser’s principal occupation has been farming for the more than five years, and he raises corn, soybeans and hay near Alexandria, South Dakota, and operates a cow-calf and feeder-calf business.

Randy Knecht has been a member of the CHS Board of Directors since 2001. He serves on the Government Relations and Capital committees. He holds a bachelor’s degree in agriculture from South Dakota State University. Mr. Knecht’s principal occupation has been farming for more than five years, and he operates a diversified family farm operation near Houghton, South Dakota, raising corn, soybeans, alfalfa and beef cattle.

Greg Kruger has been a member of the CHS Board of Directors since 2008. He serves on the Audit and CHS Foundation Finance and Investment committees. Mr. Kruger’s principal occupation has been farming for more than five years, and he operates a family dairy, hog and crop enterprise near Eleva, Wisconsin.

Edward Malesich has been a member of the CHS Board of Directors since 2011. He serves on the Capital and CHS Foundation Finance and Investment committees. He serves as member of Montana Stock Growers Association, Montana Grain Growers Association, Farm Bureau, Montana Farmers Union and Montana Council of Co-ops. He holds a bachelor’s degree in agricultural production from Montana State University. Mr. Malesich’s principal occupation has been farming for more than five years, and he raises Angus cattle, wheat, malt barley and hay near Dillon, Montana.

Perry Meyer has been a member of the CHS Board of Directors since 2014. He serves on the Audit and CHS Foundation Finance and Investment committees. He serves as director of Heartland Corn Products Cooperative and is a member of United Farmers Co-op, South Central Grain and Energy, River Region Co-op, Minnesota Farm Bureau, Minnesota and Nicollet County corn growers associations, and Minnesota Pork Producers Association. He serves as president of Steamboat Pork Cooperative, chairman of NU-Telecom Board and director of Minnesota Valley Lutheran School Foundation. He holds an agricultural mechanics degree from Alexandria (Minnesota) Technical School. Mr. Meyer’s principal occupation has been farming for more than five years, and he operates a family farm raising corn, soybean and hogs near New Ulm, Minnesota.

Steve Riegel has been a member of the CHS Board of Directors since 2006. He serves on the Governance and Government Relations committees. He serves as advisory director of Bucklin (Kansas) National Bank. He attended Fort Hays (Kansas) State University, majoring in agriculture, business and animal science. Mr. Riegel’s principal occupation has been farming for more than five years, and he raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kansas.

Daniel Schurr, secretary-treasurer, has been a member of the CHS Board of Directors since 2006. Since 2012, Mr. Schurr has served as secretary-treasurer of the Executive Committee of the Board. He serves as chairman of the Audit Committee. He serves on the Blackhawk Bank and Trust board and audit and loan committees and is chairman of the Silos and Smokestacks National Heritage Area. He holds a bachelor’s degree in agricultural business with a minor in economics from Iowa State University. Mr. Schurr’s principal occupation has been farming for more than five years, and he raises corn and soybeans near LeClaire, Iowa, and also operates a commercial trucking business.

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

•	At the time of the election, the individual must be less than 68 years old.

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

The following positions on the Board of Directors will be up for re-election at the 2016 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	Alan Holm
Region 3 (North Dakota)	Dennis Carlson
Region 4 (South Dakota)	Randy Knecht
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, West Virginia, Wisconsin)
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

EXECUTIVE OFFICERS

The table below lists our executive officers as appointed by the CHS Board of Directors.

Name	Age	Position
Carl Casale	55	President and Chief Executive Officer
Shirley Cunningham	56	Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy
Jay Debertin	56	Executive Vice President and Chief Operating Officer, Energy and Foods
Lynden Johnson	56	Executive Vice President and Chief Operating Officer, Country Operations
Timothy Skidmore	55	Executive Vice President and Chief Financial Officer
James Zappa	52	Executive Vice President and General Counsel
Lisa Zell	48	Executive Vice President, Business Solutions

Carl Casale has been President and Chief Executive Officer (CEO) of CHS since January 2011. He serves on the boards of Ventura Foods, LLC; Ecolab Inc.; National Council of Farmer Cooperatives; Minnesota Business Partnership; and the Foundation for Food and Agriculture Research. Prior to joining CHS, he spent 26 years with Monsanto Company, beginning his career as a sales representative in eastern Washington and advancing through sales, strategy, marketing and technology-related positions before being named Chief Financial Officer in 2009. He holds a bachelor’s degree in agricultural economics from Oregon State University and an executive Master of Business Administration from Washington University, St. Louis, Missouri. He operates a family-owned blueberry farm near Aurora, Oregon.

Shirley Cunningham has been Executive Vice President, Chief Operating Officer - Ag Business and Enterprise Strategy of CHS since September 2014. She leads the aligned Ag Business platform, consisting of its International and North America Grain Marketing and Agronomy operations, and enterprise strategy functions, including information technology, human resources, planning and strategy. Ms. Cunningham serves on the boards of Ventura Foods, LLC, Ardent Mills, LLC and TEMCO, LLC. She joined CHS in 2013 as Executive Vice President, Enterprise Strategy, before expanding her role in 2014. She previously served as Chief Information Officer for Monsanto Company. She holds a Master of Business Administration degree from Washington University, St. Louis, Missouri.

Jay Debertin has been Executive Vice President and Chief Operating Officer - Energy and Foods, for CHS since 2011. He leads CHS energy operations, including refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation and processing and food ingredients. Mr. Debertin serves as chairman for Ventura Foods, LLC. He joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named Vice President, Crude Oil Supply, in 1998. In 2001, his responsibilities included raw material supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was Executive Vice President and Chief Operating Officer for Processing at CHS. He earned a bachelor’s degree in economics from the University of North Dakota and a Master of Business Administration degree from the University of Wisconsin - Madison.

Lynden Johnson has been Executive Vice President and Chief Operating Officer - Country Operations for CHS since January 2016. From September 2014 to December 2015, he was Executive Vice President, Country Operations. He is responsible for the division delivering agricultural inputs, energy products, grain marketing, animal nutrition, sunflower processing and other farm supplies to producers through retail businesses in 16 states and Canada. Mr. Johnson serves as a director for the CHS Pension Plan. Prior to his current role, Mr. Johnson was responsible for Business Solutions operations including board planning and administration, Corporate Citizenship and the CHS Foundation, and CHS Aligned Solutions, along with CHS Insurance, CHS Hedging, and CHS Capital subsidiaries. He served as the Vice President of Business Solutions Consulting in 2008 and previously held the position of Vice President, Member Services. Prior to joining CHS, he had a career managing cooperatives in North Dakota and Minnesota for 23 years. He holds a bachelor's degree in agricultural economics from North Dakota State University.

Timothy Skidmore has been Executive Vice President and Chief Financial Officer since joining CHS in August 2013. He is responsible for finance, accounting, tax, patron equity, treasury, strategic sourcing and insurance risk management. Mr. Skidmore serves as a trustee for the Science Museum of Minnesota, where he serves on the Audit and Finance Committee. He is also a director on the Finance 50 and CHS Pension Plan boards. Before joining CHS, he served as Vice President of finance and strategy for Campbell North America. He joined Campbell as assistant treasurer in 2001 and held numerous leadership positions in finance including leading the cash management, corporate finance and international treasury functions. He served in various business unit chief financial officer roles within Campbell. Prior to that, Mr. Skidmore spent 15 years at DuPont Co., holding a variety of financial leadership positions. He holds a bachelor's degree in risk management from the University of Georgia, and a Master of Business Administration degree in finance from Widener University, Chester, Pennsylvania.

James Zappa has been Executive Vice President and General Counsel for CHS since April 2015. He provides counsel to CHS leadership and the Board of Directors on company strategy, corporate governance and compliance. He works with the corporate finance team to support Securities and Exchange Commission reporting and compliance, disclosure and investor communications. Mr. Zappa serves as director for Boy Scouts of America, Northern Star Council. He previously worked at 3M in various roles including Vice President, Associate General Counsel and Chief Compliance Officer; Vice President, Associate General Counsel, International Operations; counsel to the 3M Board’s Compensation Committee; Assistant General Counsel for consumer office business and human resources; and Counsel and Assistant General Counsel for labor and employment law. Prior to joining 3M, he worked for UnitedHealth Group and for the law firm Dorsey & Whitney. He earned a juris doctor degree from the University of Minnesota Law School, a master’s degree in communication arts and sciences from the University of Southern California, and a bachelor’s degree from Drake University.

Lisa Zell has been Executive Vice President - Business Solutions for CHS since September 2014. She is responsible for leading programs and products that support cooperatives, agribusinesses and producers offered through CHS Aligned Solutions, CHS Capital, CHS Hedging, CHS Insurance, and Communications and Public Affairs. Ms. Zell serves as chairperson of CHS Hedging, CHS Insurance, and CHS Capital. After joining CHS in 1999 as Senior Attorney, Ms. Zell was named Senior Vice President and General Counsel in January 2011 and Executive Vice President and General Counsel in January 2012. Ms. Zell held a federal clerkship with the U.S. Court of Appeals for the Seventh Circuit and spent several years in private practice. She holds a bachelor’s degree from St. Cloud (Minnesota) State University and juris doctor law degree from Drake University.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2016, and based further upon written representations received by us with respect to the need to file reports on Form 5, no individuals filed late reports required by Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the Commission. This code of ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is part of our broader CHS Global Code of Conduct Policy, which is posted on our website. The Internet address for our website is http://www.chsinc.com and the CHS Global Code of Conduct Policy may be found on the "Compliance" web page, which can be accessed from the "Governance & Compliance" web page, which can be accessed from the "Our Company" web page, which can be accessed from our main web page. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on the "Compliance" web page of our website. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the Commission.

AUDIT COMMITTEE MATTERS

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Mr. Kayser, Mr. Kruger, Mr. Meyer and Mr. Schurr (Chairman), each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The

Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers (our Named Executive Officers) for fiscal 2016:

Carl Casale        President and Chief Executive Officer
Timothy Skidmore    Executive Vice President and Chief Financial Officer
Jay Debertin        Executive Vice President and Chief Operating Officer, Energy and Foods
Shirley Cunningham    Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy
James Zappa        Executive Vice President and General Counsel

CHS is an organization that exists to, among other things, help our owners grow. CHS compensation programs are designed to attract, retain and reward the executives who carry out this promise, and align them around attainment of CHS short and long-term success.

This section outlines the compensation and benefit programs as well as the materials and factors used to assist us in making compensation decisions.

Compensation Philosophy and Objectives

The Governance Committee of our Board of Directors oversees the administration of, and the fundamental changes to, our executive compensation and benefits programs. The primary principles and objectives in compensating our executive officers include:

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

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2017.

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

Each year, the Governance Committee of our Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of our executive compensation programs. The Governance Committee, with input from a third-party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs, including the incentive plan goals for our Named Executive Officers. The third-party consultant is chosen and hired directly by the Governance Committee to provide guidance regarding market competitive levels of base pay, annual variable pay and long-term incentive pay, as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for our Chief Executive Officer (CEO). The data is shared with our Board of Directors, which makes final decisions regarding our Chief Executive Officer’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and cash compensation, other than the intention of being competitive with the external compensation market for comparable positions and being consistent with our compensation philosophy and objectives. The Governance Committee recommends to our Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards based on goal attainment. In turn, our Board of Directors communicates this pay information to our CEO. Our CEO is not involved with the selection of the third-party consultant and does not participate in, or observe, Governance Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained below under “Components of Compensation”), with input from a third-party consultant if necessary, our CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive pay plans applicable to the other Named Executive Officers and communicates base and incentive compensation pay to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

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

Components of Compensation

Our executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2016 included a combination of the following sources: AonHewitt Total Compensation Measurement, Hay Group General Market Executive Report, Mercer Benchmark Database Executive Compensation Survey and Towers Watson CDB Executive Compensation Survey Report. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. The number of companies participating in these surveys ranged from 446 to 2,592, with an average of 1,056. Compensation paid by a group of industry specific peer companies, which group includes 18 private, public and cooperative organizations in the agronomy, energy, food and grain industries, is also considered when making compensation decisions. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive in comparable industries, companies and markets. We target the market median for base pay, target total cash and target total direct compensation, and 75th percentile for total direct compensation for above market performance. Actual compensation for fiscal 2016 was generally consistent with the market median, except for total cash compensation, which was 30% below market median total cash compensation because no awards were earned under the CHS Annual Variable Pay Plan (the Annual Variable Pay Plan) in fiscal 2016.

The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance objectives
•   Provides a direct link between pay and annual business objectives
•   Pay for performance to motivate and encourage the achievement of critical business initiatives
•   Encourages proper expense control and containment

Profit Sharing	Broad-based employee short-term performance based variable pay program for achieving predetermined return on adjusted equity performance levels	• Provides a direct link between employee pay and CHS profitability • Encourages proper expense control and containment
Long-Term Incentive Plans	Long-term performance based incentive for senior management to achieve predetermined triennial return on adjusted equity performance goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

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

Base Pay:

Base salaries of our Named Executive Officers represent a fixed form of compensation paid on a semi-monthly basis. The base salaries are generally set at the median level of market data collected through our benchmarking process against other equivalent positions of comparable companies. The individual's actual salary relative to the market median is based on a number of factors, which include, but are not limited to, scope of responsibilities and individual experience.

Base salaries for our Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined based on review of competitive market data, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics.

The CEO is responsible for this process for the other Named Executive Officers. The Governance Committee is responsible for this process for the CEO. Mr. Casale received a base pay increase of 3.0% effective January 1, 2016. Our Board of Directors approved the increase in order to maintain a competitive pay position to market. Each other Named Executive Officer also received a 3.0% base salary increase in fiscal 2016.

Annual Variable Pay:

Each Named Executive Officer was eligible to participate in the Annual Variable Pay Plan for our fiscal year ended August 31, 2016. Target award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing variable pay awards for the achievement of predetermined goals. Our incentive program was based on financial performance and specific management business objectives with payout dependent on CHS triggering threshold financial performance. The financial performance components included return on adjusted equity (ROAE) goals for both CHS and the executive’s business unit. The CHS threshold, target and maximum ROAE goals for fiscal 2016 were 8%, 10% and 14%, respectively. The threshold, target and maximum ROAE goals for each business unit vary by unit. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development.

CHS financial performance goals and award opportunities under our fiscal 2016 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Business Unit Performance Goal	Management Business Objectives	Percent of Target Award
Maximum	14% Return on Adjusted Equity	Threshold, Target and Maximum Return on Adjusted Equity goals vary by business unit but are consistent with and support CHS ROAE goals	Individual performance goals	200%
Target	10% Return on Adjusted Equity			100%
Threshold	8% Return on Adjusted Equity			20%
Below Threshold	<8% Return on Adjusted Equity			0%

ROAE is a measurement of our profitability and is calculated by dividing adjusted net income (earnings) by adjusted equity. To determine the equity and earnings adjustments, we subtract preferred stock dividends (paid on beginning of the fiscal year preferred stock) from earnings, and reduce CHS equity by the beginning of the fiscal year preferred stock on the balance sheet. Earnings are subject to one-time exclusions or inclusions in any given fiscal year.

The types and relative importance of specific financial and other business goals vary among executives depending upon their positions and the particular business unit for which they are responsible. Financial goals are given greater weight than other individual performance goals in determining individual awards.

Our Board of Directors approves the Annual Variable Pay Plan total CHS ROAE goals and determines our CEO’s individual goals. The weighting of our CEO’s goals for fiscal 2016 was 60% CHS total company ROAE, 10% Marketing, General and Administrative Expense as a percent of Gross Profit (MG&A/GP) and 30% principal accountabilities and individual goals. Our CEO approves business unit ROAE goals and determines non-financial goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers for fiscal 2016 was 60% CHS total company ROAE, 10% MG&A/GP, and 30% individual goals. For fiscal 2016, the annual variable pay plan was designed such that if threshold non-financial and financial performance goals were achieved, the annual variable pay award would equal 20% of target awards; if target non-financial and financial performance goals were achieved, the award would equal 100% of target awards; and if maximum non-financial and financial performance goals were achieved, the award would equal 200% of target awards.

We assessed the Annual Variable Pay Plan in fiscal 2016 as part of a regular review. As a result, effective with the 2017 plan year, the following changes have been made to the Annual Variable Pay Plan:

•	Addition of Return on Assets (ROA) as a second financial metric; and

•	Increase in threshold award payout to 50% of target. As in past years, the award at the target level will remain 100%, and at the maximum level will remain 200%.

In addition, for the fiscal 2017 plan year, we have implemented a modification to the Annual Variable Pay Plan that allows for an award at the threshold level to be earned if our ROAE is less than the threshold performance target, provided two enterprise goals aligning with our enterprise objectives to deliver on expense management commitments and make talent and development a priority are both achieved.

In conjunction with the annual performance appraisal process of our CEO, our Board of Directors reviews the non-financial goals, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for our CEO. Likewise, our CEO uses the same process for determining individual goal attainment for the other Named Executive Officers. Named Executive Officers are covered by the same broad-based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards prorated to the period of time eligible.

For fiscal 2016, CHS achieved an ROAE of 3.7%. Accordingly, because the 8% threshold ROAE was not achieved, no awards relating to fiscal 2016 were earned by any of the Named Executive Officers under the Annual Variable Pay Plan.

Profit Sharing:

Each Named Executive Officer is eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS 401(k) Plan account and Deferred Compensation Plan account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROAE achieved and are displayed in the following table:

Return On Adjusted Equity	Equates to Net Income for Fiscal 2016	Profit Sharing Award
14.0%	$930.6 Million	5%
12.0%	$820.8 Million	4%
10.0%	$711.0 Million	3%
9.0%	$656.1 Million	2%
8.0%	$601.2 Million	1%

In fiscal 2016, the minimum ROAE threshold was not achieved. Accordingly, no awards relating to fiscal 2016 were earned by any of the Named Executive Officers under our Profit Sharing Plan.

Effective for fiscal 2017, the CHS ROAE goals for our Profit Sharing Plan are:

Return On Adjusted Equity	Equates to Net Income for Fiscal 2017	Profit Sharing Award
11.5%	$812.2 Million	5%
10.5%	$756.1 Million	4%
9.5%	$700.0 Million	3%
8.5%	$644.0 Million	2%
7.5%	$587.9 Million	1%

In addition, for the fiscal 2017 plan year, we have implemented a modification to the Profit Sharing Plan. Like the modification to the Annual Variable Pay Plan that is being implemented for the fiscal 2017 plan year, the modification provides for a 1% profit sharing award to be earned if our ROAE is less than the threshold performance target, provided two enterprise goals aligning with our enterprise objectives to deliver on expense management commitments and make talent and development a priority are both achieved.

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our Long-Term Incentive Plan (LTIP). The purpose of the LTIP is to align results with long-term performance goals, encourage our Named Executive Officers to maximize long-term value for our owners, and retain key executives.

Currently, our LTIP performance measures are based upon our ROAE. In fiscal 2015, we engaged Hay Group to study whether ROAE was the most appropriate performance measure for us to use for our LTIP, or whether there were additional or other performance metrics that would be more appropriate. Hay Group delivered its opinion to us in February 2016 that ROAE is an appropriate metric for our LTIP.

The LTIP consists of three-year performance periods to ensure consideration is made for our long-term sustainability with a new performance period beginning every year. As indicated above, currently, the LTIP goals are based on our ROAE over three-year periods. Our Board of Directors approves the LTIP goals.

Award opportunities for the fiscal 2014-2016 LTIP are expressed as a percentage of a participant’s average salary for the three-year performance period. We must meet a three-year period threshold level of ROAE to trigger a payout under the 2014-2016 LTIP. As indicated in the below table, the threshold, target, maximum and superior performance maximum ROAE goals for the fiscal 2014-2016 performance period were 8%, 10%, 14% and 20%, respectively.

Performance Level	CHS Three Year ROAE	Percent of Target Award
Superior Performance Maximum	20%	400%
Maximum	14%	200%
Target	10%	100%
Threshold	8%	20%
Below Threshold	<8%	0%

Awards from the LTIP are contributed to the CHS Deferred Compensation Plan (the Deferred Compensation Plan) after the end of each performance period. These awards are earned over a three-year period and vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the LTIP are designed to help us retain key executives. Participants who terminate from CHS prior to retirement forfeit all unearned and unvested LTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the LTIP rules. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations.

For the fiscal 2014-2016 performance period, CHS achieved a three year ROAE result of 12.9%. LTIP payments for the fiscal 2014-2016 plan for the Names Executive Officers are as follows:

Carl Casale	$2,200,094
Timothy Skidmore	$576,744
Jay Debertin	$789,871
Shirley Cunningham	$683,022
James Zappa	$508,961

Details for fiscal 2016 awards associated with the 2016-2018 LTIP performance period are provided in the “2016 Grants of Plan-Based Awards” table. For the 2016-2018 performance period, the threshold performance award payout percent of target award under the LTIP will be 50%.

Retirement Benefits:

We provide the following retirement and deferral programs to Named Executive Officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the Pension Plan) is a tax-qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the Pension Plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a lump sum payment of the participant’s account balance (or a monthly annuity if elected) for the Named Executive Officer’s lifetime beginning at normal retirement age. Compensation includes total salary and annual variable pay. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

A Named Executive Officer’s benefit under the Pension Plan depends on pay credits to their account, which are based on the Named Executive Officer’s total salary and annual variable pay for each year of employment, date of hire, age at date of hire and the length of service, and investment credits, which are computed using the interest crediting rate and the Named Executive Officer’s account balance at the beginning of the plan year.

The amount of pay credits added to a Named Executive Officer’s account each year is a percentage of the Named Executive Officer’s base salary and annual variable pay plus compensation reduction pursuant to the CHS Inc. 401(k) Plan, (the 401(k) Plan), and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

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

Investment Credits

We credit a Named Executive Officer’s account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period. The minimum interest rate under the Pension Plan is 4.65% and the maximum is 10%.

CHS Inc. 401(k) Plan

The 401(k) Plan is a tax-qualified defined contribution retirement plan. Most full-time, non-union CHS employees are eligible to participate in the 401(k) Plan, including each Named Executive Officer. Participants may contribute between 1% and 50% of their pay on a pretax basis. We match 100% of the first 1% and 50% of the next 5% of pay contributed each year (maximum 3.5%). Our Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after two years of service in matching contributions made on the participant’s behalf by us.

Non-participants are automatically enrolled in the plan at a 3% contribution rate and, effective each January 1, the participant’s contribution will be automatically increased by 1%. This escalation will stop once the participant’s contribution reaches 10%. The participant may elect to cancel or change these automatic deductions at any time.

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the Pension Plan and the 401(k) Plan, the CHS Inc. Supplemental Executive Retirement Plan (the SERP) and the Deferred Compensation Plan were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our CEO to participate.

Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Compensation waived under the Deferred Compensation Plan is not eligible for pay credits or company contributions under the Pension Plan or 401(k) Plan.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2016 of $28.2 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2016, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Skidmore, Mr. Debertin, and Ms. Cunningham participated in the elective portion of the Deferred Compensation Plan.

Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2016 of $124.9 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health & Welfare Benefits:

Like our other employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like non-executive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer’s annual benefit elections and varies by individual.

Medical Plans

Named Executive Officers and their dependents may participate in our medical plan on the same basis as other eligible full-time employees. The plan provides each Named Executive Officer an opportunity to choose a level of coverage and coverage options with varying deductibles and co-pays in order to pay for hospitalization, physician and prescription drugs expenses. The cost of this coverage is shared by us and the covered Named Executive Officer.

Dental, Vision, and Hearing Plan

Named Executive Officers and their dependents may participate in our dental, vision, and hearing plan on the same basis as other eligible full-time employees. The plan provides coverage for basic dental, vision and hearing expenses. The cost of this coverage is shared by us and the covered Named Executive Officer.

Life, AD&D and Dependent Life Insurance

Named Executive Officers and their dependents may participate in our basic life, optional life, accidental death and dismemberment (AD&D) and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Basic life insurance equal to one times pay will be provided at our expense on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels of optional life insurance at their own expense on the same basis as other eligible full-time employees.

Short- and Long-term Disability

Named Executive Officers participate in our Short-Term Disability Plan (STD) on the same basis as other eligible full-time employees. The Named Executive Officers also participate in an executive Long-Term Disability Plan (LTD). These plans replace a portion of income in the event that a Named Executive Officer is disabled under the terms of the plan and is unable to work full-time. The cost of STD and LTD coverage is paid by CHS.

Flexible Spending Accounts/Health Savings Accounts/Health Reimbursement Accounts

Named Executive Officers may participate in our Flexible Spending Account (“FSA”), Health Savings Account ("HSA") or Health Reimbursement Account ("HRA") on the same basis as other eligible full-time employees. The FSA and HSA provide Named Executive Officers an opportunity to pay for certain eligible medical expenses on a pretax basis. The HRA provides Named Executive Officers an opportunity to pay for certain eligible medical expenses incurred during the year on a pretax basis. Contributions to the FSA and HSA are made by the Named Executive Officer. Contributions to the HRA are made by us and are based on the medical option selected and range between $400 and $800.

Travel Assistance Program

Like other non-executive full-time employees, each of the Named Executive Officers is covered by our travel assistance program. This broad-based program provides accidental death and dismemberment protection should a covered injury or death occur while on a business trip.

Additional Benefits:

Certain benefits such as executive physical and limited financial planning assistance are available to our Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to CHS.

Agreements with Named Executive Officers

On November 6, 2013, we entered into an employment agreement (the Prior Casale Employment Agreement) and an amended and restated change in control agreement (the Prior Casale Change in Control Agreement and, together with the Prior Casale Employment Agreement, the Prior Casale Agreements) with Mr. Casale, our CEO, each of which became effective as of January 1, 2014. Under the Prior Casale Employment Agreement, as of January 1, 2016, Mr. Casale had a base salary of $1,051,000 and the awards opportunities set forth below in the “2016 Grants of Plan-Based Awards” table. On April 7, 2016, we entered into a new employment agreement (the Current Casale Employment Agreement) and a new change in control agreement (the Current Casale Change in Control Agreement and, together with the Current Casale Employment Agreement, the Current Casale Agreements) with Mr. Casale. The Current Casale Agreements, which superseded and replaced the Prior Casale Agreements effective as of September 1, 2016, are described in more detail below.

Mr. Skidmore, our Executive Vice President and Chief Financial Officer, joined us in August 2013 and the terms of his employment provide for certain payments to him in respect of compensation earned from his former employer during past periods but forfeited in order to accept employment with us due to vesting requirements and other restrictions. Specifically, Mr. Skidmore is entitled to receive three equal payments of $180,000 for forfeited restricted stock and three equal payments of

$55,163 for forfeited incentives to be paid as follows: the first payments within 30 days of his start date; the second payments within 30 days after the first anniversary of his start date and the third payments within 30 days after the second anniversary of his start date.

On April 6, 2015, Mr. Debertin, our Executive Vice President and Chief Operating Officer, Energy and Foods, was offered a Supplemental Project Milestone Incentive Plan (the Supplemental Plan), for which he is eligible to receive a cash award of up to $120,000 for each of the years ending August 31, 2015, 2016, 2017 and 2018, depending upon achievement of certain milestones with respect to new projects. For the year ended August 31, 2016, Mr. Debertin’s incentive concerned projects relating to development and ongoing readiness of key leaders and maximization of the efficiency of the Energy segment. Mr. Debertin achieved the milestones in fiscal 2016, and therefore earned the full $120,000 award, but voluntarily declined that earned award.

Mr. Zappa, our Executive Vice President and General Counsel, joined us in April 2015 and the terms of his employment provide for certain payments to him in respect of compensation earned from his former employer during past periods but forfeited in order to accept employment with us due to vesting requirements and other restrictions. Specifically, Mr. Zappa is entitled to receive three payments on the following schedule: $101,667 in April 2015; $101,667 in April 2016; and $101,667 in April 2017.

Shareholder Advisory Votes on Executive Compensation

We are not required to, and do not, conduct shareholder advisory votes on executive compensation under section 14A of the Securities Exchange Act of 1934.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) 1,2	Bonus ($) 3,4,5	Non-Equity Incentive Plan Compensation ($) 1,2,6,7	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) 2,8	All Other Compensation($) 2, 9-14	Total ($) 2
Carl Casale President and Chief Executive Officer	2016	1,040,667	—	2,200,094	748,200	302,659	4,291,620
	2015	1,010,000	—	7,243,499	486,832	294,525	9,034,856
	2014	960,600	—	7,087,167	462,823	274,987	8,785,577
Timothy Skidmore Executive Vice President and Chief Financial Officer	2016	487,135	235,163	576,744	193,174	106,614	1,598,830
	2015	472,770	55,163	1,936,687	145,857	115,754	2,726,231
	2014	459,000	415,163	1,921,500	48,012	96,867	2,940,542
Jay Debertin Executive Vice President and Chief Operating Officer, Energy and Foods	2016	667,242	—	789,871	722,208	156,018	2,335,339
	2015	647,380	—	2,771,970	339,322	129,767	3,888,439
	2014	628,524	—	2,614,467	514,096	132,524	3,889,611
Shirley Cunningham Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy	2016	593,983	—	683,022	235,579	117,214	1,629,798
	2015	576,300	383,000	2,242,420	159,060	106,827	3,467,607

James Zappa Executive Vice President and General Counsel	2016	423,667	101,667	508,961	140,794	96,356	1,271,445

_______________________________________

(1)
Amounts reflect the gross salary and non-equity incentive plan compensation, as applicable, and include any applicable deferrals. Mr. Casale deferred $2,254,500 in fiscal 2014; Mr. Skidmore deferred $249,224 in fiscal 2016, $241,947 in fiscal 2015 and $30,900 in fiscal 2014; Mr. Debertin deferred $893,546 in fiscal 2016, $883,906 in fiscal 2015 and $84,625 in fiscal 2014; and Ms. Cunningham deferred $852,078 in fiscal 2016 and $83,333 in fiscal 2015.

(2)
Information on Ms. Cunningham includes compensation beginning in fiscal 2015, the first year in which she became a Named Executive Officer, and information on Mr. Zappa includes compensation beginning in fiscal 2016, the first year in which he became a Named Executive Officer.

(3)	Includes payment of $235,163 in fiscal 2016, $55,163 in fiscal 2015 and $415,163 in fiscal 2014 to Mr. Skidmore, covering earned and forfeited compensation from previous employment.

(4)	Includes payment of $383,000 in fiscal 2015 to Ms. Cunningham covering earned and forfeited compensation from previous employment.

(5)	Includes payment of $101,667 in fiscal 2016 to Mr. Zappa, covering earned and forfeited compensation from previous employment.

(6)	Amounts include annual variable pay awards and long-term incentive awards.

The actual annual variable pay award value was as follows in fiscal 2016, 2015 and 2014, respectively: Mr. Casale, $0, $2,502,118 and $2,475,000; Mr. Skidmore, $0, $668,367 and $648,900; Mr. Debertin, $0, $915,217 and $888,560; Ms. Cunningham, $0 and $786,214 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014); Mr. Zappa, $0 (Mr. Zappa was not a Named Executive Officer in fiscal 2015 or 2014)

The actual long-term incentive award value was as follows in fiscal 2016, 2015 and 2014, respectively: Mr. Casale, $2,200,094, $4,741,381 and $4,612,167; Mr. Skidmore, $576,744, $1,268,320 and $1,272,600; Mr. Debertin, $789,871, $1,736,753 and $1,725,907 ; Ms. Cunningham, $683,022 and $1,456,205 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014); and Mr. Zappa, $508,961 (Mr. Zappa was not a Named Executive Officer in fiscal 2015 or 2014).

(7)
Includes payment of $120,000 in fiscal 2015 to Mr. Debertin under the Supplemental Plan, but excludes award of $120,000 that was earned, but voluntarily declined, by Mr. Debertin in fiscal 2016 under the Supplemental Plan.

(8)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer’s benefit under their retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2016, 2015 and 2014, respectively: Mr. Casale, $626,792, $374,796 and $450,992; Mr. Skidmore, $176,801, $136,385 and $47,985; Mr. Debertin, $617,456, $244,472 and $502,230; Ms. Cunningham, $217,137 and $159,060 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014); and Mr. Zappa, $140,794 (Mr. Zappa was not a Named Executive Officer in fiscal 2015 or 2014).

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds, and was as follows in fiscal 2016, 2015 and 2014, respectively: Mr. Casale, $121,408, $112,036 and $11,831; Mr. Skidmore, $16,373, $9,472 and $27; Mr. Debertin, $104,752, $94,850 and $11,866; Ms. Cunningham, $18,442 and $0 (Ms. Cunningham was not a Named Executive Officer in fiscal 2014); and Mr. Zappa, $0 (Mr. Zappa was not a Named Executive Officer in fiscal 2015 or 2014).

(9)
Amounts may include executive LTD paid by us, travel accident insurance, executive physical, contributions by us during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel, event tickets and financial planning.

(10)	Includes fiscal 2016 executive LTD of $3,544 for all Named Executive Officers.

(11)	Includes fiscal 2016 employer contributions to the Deferred Compensation Plan: Mr. Casale, $278,118; Mr. Skidmore, $79,304; Mr. Debertin, $125,954; Ms. Cunningham, $99,096; and Mr. Zappa, $70,732.

(12)	Includes fiscal 2016 employer contribution to the 401(k) Plan: Mr. Casale, $14,893; Mr. Skidmore, $14,518; Mr. Debertin, $14,575; Ms. Cunningham, $14,575; and Mr. Zappa, $10,254.

(13)	Includes fiscal 2016 executive physicals for the following Named Executive Officers: Mr. Casale, $3,052; Mr. Skidmore, $8,938; Mr. Debertin, $10,126; and Mr. Zappa, $6,516.

(14)	Includes fiscal 2016 executive financial planning for the following Named Executive Officers: Mr. Zappa, $5,000; and Mr. Debertin, $780.

Agreements with Named Executive Officers

On April 7, 2016, we entered into the Current Casale Employment Agreement and the Current Casale Change in Control Agreement with Mr. Casale, our CEO, each of which became effective September 1, 2016. The Current Casale Agreements replaced the Prior Casale Employment Agreement and the Prior Casale Change in Control Agreement that we had previously entered into with Mr. Casale in November 2013, both of which were effective throughout fiscal 2016. Both the Current Casale Employment Agreement and the Prior Casale Employment Agreement were entered into to clearly define the obligations of the parties with respect to employment matters as well as compensation and benefits provided to Mr. Casale upon termination of employment. Both the Current Casale Change in Control Agreement and the Prior Casale Change in Control Agreement were designed to help retain Mr. Casale, recognizing that change in control protections are commonly provided at comparable companies with which we compete for executive talent. Because of our cooperative ownership structure, we are in a position where a change in control is unlikely. However, we believe that this arrangement provides financial security to Mr. Casale and enhances his impartiality and objectivity in the case of a change in control in which he could potentially lose his position.

The Current Casale Employment Agreement has an initial term of four years ending on September 1, 2020, provided that beginning on September 1, 2020 and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least 60 days in advance of the relevant anniversary date, of its intent not to renew the agreement for the additional one-year period. The Current Casale Change in Control Agreement has an initial term of one year ending on September 1, 2017, provided that beginning on September 1, 2017 and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least 60 days in advance of the relevant anniversary date, of its intent not to renew the agreement for the additional one-year period. Additionally, if a change in control occurs during the term of the Current Casale Change in Control Agreement, it will continue in effect for a period of not less than 24 months beyond the month in which the change in control occurred.

Pursuant to the terms of the Current Casale Employment Agreement, Mr. Casale is entitled to, among other things:

•	An annual base salary of $1,051,000, subject to increase by our Board of Directors from time to time;

•
Earn a target annual incentive compensation award, beginning with fiscal 2017, of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on the achievement of performance targets set by our Board of Directors; and

•
Earn a target long-term incentive compensation award of 125% of his average base salary during the three-year performance period applicable to that award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to that award.

Both the Current Casale Employment Agreement and the Prior Casale Employment Agreement provide that in the event of a restatement of our financial results due to material noncompliance with financial reporting requirements, if our Board of Directors determines in good faith that any compensation paid (or payable but not yet paid) to Mr. Casale was awarded or determined based on that material noncompliance, then we are entitled to recover from him (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement.

The severance pay and benefits to which Mr. Casale would be entitled if we terminated his employment without cause, if he terminated his employment for “good reason” or if his employment was terminated in connection with a change in control are described below under “Post Employment”.

Mr. Skidmore, our Executive Vice President and Chief Financial Officer, joined us in August 2013. The severance payments to which Mr. Skidmore will be entitled if we terminate his employment without cause or if he terminates his employment for “good reason” are described below under the heading “Post Employment”. Other details of Mr. Skidmore’s employment arrangement with us are described in “Compensation Discussion and Analysis” above.

Ms. Cunningham, our Executive Vice President and Chief Operating Officer, Ag Business and Enterprise Strategy, joined us in April 2013. The severance payments to which Ms. Cunningham will be entitled if we terminate her employment without cause or if she terminates her employment for “good reason” are described below under the heading “Post Employment”. Other details of Ms. Cunningham’s employment arrangement with us are described in “Compensation Discussion and Analysis” above.

Mr. Zappa, our Executive Vice President and General Counsel, joined us in April 2015. The severance payments to which Mr. Zappa will be entitled if we terminate his employment without cause or if he terminates his employment for “good reason” are described below under the heading “Post Employment”. Other details of Mr. Zappa’s employment arrangement with us are described in “Compensation Discussion and Analysis” above.

During fiscal 2015, Mr. Debertin, our Executive Vice President and Chief Operating Officer, Energy and Foods, was offered a Supplemental Project Milestone Incentive Plan, as described in the earlier “Agreements with Named Executive Officers” section of “Compensation Discussion and Analysis” above.

Explanation of Ratio of Salary and Bonus to Total Compensation

The structure of our executive compensation package is focused on a suitable mix of base pay, annual variable pay and long-term incentive awards in order to encourage executive officers and employees to strive to achieve goals that benefit our owners’ interests over the long term, and to better align our programs with general market practices.

Fiscal 2016 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2016 for our CEO and the other Named Executive Officers as a group.

2016 Grants of Plan-Based Awards

Estimated Future Payouts Under
Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Carl Casale	9-1-15(1)	262,750	1,313,750	2,627,500
	9-1-15(2)	656,875	1,313,750	5,255,000
Timothy Skidmore	9-1-15(1)	66,837	334,184	668,367
	9-1-15(2)	167,092	334,184	1,336,734
Jay Debertin	9-1-15(1)	94,360	471,800	943,600
	9-1-15(2)	235,900	471,800	1,887,200
	9-1-15(3)	—	120,000	—
Shirley Cunningham	9-1-15(1)	84,000	420,000	840,000
	9-1-15(2)	210,000	420,000	1,680,000
James Zappa	9-1-15(1)	59,920	299,600	599,200
	9-1-15(2)	149,800	299,600	1,198,400
_______________________________________

(1)
Represents range of possible awards under our fiscal 2016 Annual Variable Pay Plan. No awards were actually earned by any of the Named Executive Officers pursuant to these grants. The Annual Variable Pay Plan is described under “Compensation Discussion and Analysis Annual Variable Pay” above.

(2)
Represents range of possible awards under our LTIP for the fiscal 2016-2018 performance period. Goals are based on achieving a three-year ROAE of 8% threshold, 10% target and 14% maximum plus a potential award for superior 20% ROAE performance. Values displayed in the maximum column reflect 20% superior ROAE performance award potential. The 14% maximum performance award values are not listed in this table. Awards are earned over a three-year period and vest over an additional 28-month period. The LTIP is described under “Compensation Discussion and Analysis-Long-Term Incentive Plans” above.

(3)
Represents maximum fiscal 2016 annual award opportunity for Mr. Debertin’s Supplemental Plan. The Supplemental Plan is described under “Compensation Discussion and Analysis-Agreements with Named Executive Officers” above. Mr. Debertin achieved the applicable milestones in fiscal 2016, and therefore earned the full $120,000 award, but voluntarily declined that earned award.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under “Compensation Discussion and Analysis” above.

2016 Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Carl Casale	Pension Plan	5.6667	120,950	—
	SERP	5.6667	2,007,214	—
Timothy Skidmore	Pension Plan	3.0000	84,271	—
	SERP	3.0000	276,900	—
Jay Debertin(1)	Pension Plan	32.2500	878,477	—
	SERP	32.2500	2,516,351	—
Shirley Cunningham	Pension Plan	3.3333	83,753	—
	SERP	3.3333	402,245	—
James Zappa	Pension Plan	0.3333	11,474	—
	SERP	0.3333	142,210	—

(1)	Mr. Debertin is eligible for early retirement in both the Pension Plan and the SERP.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and the SERP.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see “Compensation Discussion and Analysis” above.

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10, Benefit Plans, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K:

•	Discount rate of 3.55% for the Pension Plan and 3.19% for the SERP;

•	RP 2014 Mortality Table with a fully generational projection reflecting scale MP 2015 from 2006;

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

All Named Executive Officers’ retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and the SERP, as described under “Compensation Discussion and Analysis” above.

2016 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($) 1	Registrant Contributions in Last Fiscal Year ($) 2	Aggregate Earnings in Last Fiscal Year ($) 3	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) 2,4
Carl Casale	—	5,019,499	553,062	4,729,418	13,837,167
Timothy Skidmore	249,224	1,347,624	152,845	—	3,398,483
Jay Debertin	893,546	1,862,707	670,754	138,010	15,504,116
Shirley Cunningham	852,078	1,555,301	89,466	—	4,337,188
James Zappa	—	70,732	5,767	—	76,498

(1)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(2)
Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2016 based on fiscal 2015 results. These results are also included in amounts reported in the fiscal 2016 Summary Compensation Table: Mr. Casale, $278,118; Mr. Skidmore, $79,304; Mr. Debertin, $125,954; Ms. Cunningham, $99,096; and Mr. Zappa, $70,732.

(3)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in fiscal 2016 that are also reflected in the Summary Compensation Table: Mr. Casale, $121,408; Mr. Skidmore, $16,373; Mr. Debertin, $104,752; Ms. Cunningham, $18,442; and Mr. Zappa, $0.

(4)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from five market-based notional investments with a varying level of risk selected by us, and a fixed rate fund. The notional investment returns for fiscal 2016 were as follows: Vanguard Prime Money Market, 0.38%; Vanguard Life Strategy Income, 7.20%; Vanguard Life Strategy Conservative Growth, 7.65%; Vanguard Life Strategy Moderate Growth, 7.99%; Vanguard Life Strategy Growth, 8.20%; and the Fixed Rate was 4.00%.

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

For a discussion of the material terms and conditions of the Deferred Compensation Plan, see “Compensation Discussion and Analysis” above.

Post Employment

Pursuant to the terms of the Current Casale Employment Agreement, Mr. Casale, our CEO, would be entitled to severance in the event that his employment was terminated by us without cause or by him with “good reason.” Specifically, severance under the Current Casale Employment Agreement would consist of:

•
The annual incentive compensation Mr. Casale would have been entitled to receive for the year in which his termination occurred as if he had continued until the end of that fiscal year, determined based on our actual performance for that year relative to the performance goals applicable to Mr. Casale (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through Mr. Casale’s termination date and generally payable in a cash lump sum at the time that incentive awards are payable to other participants;

•
Two times Mr. Casale’s base salary plus two times his target annual incentive compensation, payable in three equal installments with the first installment payable 60 days following termination and the second and third installments payable on the first and second anniversary dates of termination, respectively; and

•	Welfare benefit continuation for two years following termination.

Mr. Skidmore’s employment term sheet with us provides for severance in the event his employment is terminated by us without cause, or by him with “good reason”, in the amount of one year of base pay and prorated annual variable pay.

Ms. Cunningham’s employment term sheet with us provides for severance in the event her employment is terminated by us without cause, or by her with “good reason”, in the amount of one year of base pay and prorated annual variable pay.

             Mr. Zappa’s employment term sheet with us provides for severance in the event his employment is terminated by us without cause, or by him with “good reason”, in the amount of one year of base pay and prorated annual variable pay.

All other Named Executive Officers are covered by a broad-based employee severance program which provides a lump sum payment of two weeks of pay per year of service with a 12-month cap.

In accordance with their years of service and current base pay levels, the Named Executive Officers’ severance pay would have been as follows had they been terminated by us without cause or terminated their employment for “good reason” as of the last business day of fiscal 2016:

Carl Casale (1)(2)	$6,090,626
Timothy Skidmore (3)	$836,400
Jay Debertin	$674,000
Shirley Cunningham (3)	$1,020,000
James Zappa (3)	$727,600
_______________________________________

(1)	Includes the value of health and welfare insurance based on current monthly rates.

(2)
For purposes of calculating the prorated portion of Mr. Casale’s unpaid annual variable pay award for the fiscal year in which the termination occurred, assumes an annual variable pay award at target performance for the entire fiscal year.

(3)	Assumes an annual variable pay award at target performance for the entire fiscal year.

There are no other severance benefits offered to our Named Executive Officers, except as set forth in the following paragraph and except for up to $5,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e. age and service) salaried employees.

Pursuant to the terms of the Current Casale Change in Control Agreement, upon a “qualifying termination” Mr. Casale would also be entitled to the following, subject to offset by the amount of any severance previously paid to him under any employment agreement with us:

•	A lump sum severance payment equal to 2.5 times the sum of his base salary and target annual incentive compensation award;

•	Welfare benefit continuation for a period of 30 months;

•	Certain post-retirement health care or life insurance benefits if Mr. Casale would have become eligible for such benefits during the 30 months after the date of termination;

•	A lump sum payment equal to all earned but unused paid time off days; and

•	Outplacement fees not to exceed $30,000.

Notwithstanding the above, any amounts paid under the Current Casale Change in Control Agreement would be reduced to the maximum amount that can be paid without being subject to the excise tax imposed under Internal Revenue Code Section 4999, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. For purposes of the Current Casale Change in Control Agreement, a “qualifying termination” means a termination by us without cause or a termination by Mr. Casale with “good reason”, in each case either concurrent with or within 24 months following a change in control, or a termination by us without cause within 6 months prior to a change in control if that termination is related to the change in control. In accordance with the terms of the Current Casale Change in Control Agreement and his base salary, Mr. Casale would have received the following payment had there been a “qualifying termination” of his employment on the last business day of fiscal 2016:

Mr. Casale (1)	$6,010,039

(1)	This number includes the value of health insurance based on current monthly rates.

In addition, the Current Casale Employment Agreement and the Current Casale Change in Control Agreement each provide that, during the two-year period following Mr. Casale’s cessation of employment with us, he will be subject to a covenant not to compete with us and a covenant not to solicit our employees and customers.

Director Compensation

Overview

Our Board of Directors met formally eight times during the year ended August 31, 2016. Through August 31, 2016, each director was provided annual compensation of $69,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, the First Vice Chairman, and the Secretary-Treasurer receiving additional annual compensation of $3,600 and all Board committee chairs receiving additional annual compensation of $6,000. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board is exempt from this limit.

Further, in an effort to align the interests of our Board of Directors and management, directors are eligible to participate in the Deferred Compensation Plan. Other than direct contributions, our contributions are made based on ROAE to align the interests of directors, management and member-owners. The ROAE performance goals are the same as described in the LTIP, historically resulting in Deferred Compensation Plan credits that escalate consistent with increasing ROAE performance levels, as detailed on the following pages.

Director Retirement and Healthcare Benefits

Members of our Board of Directors are eligible for certain retirement and healthcare benefits. The director retirement plan is a defined benefit plan and provides for a monthly benefit for the director’s lifetime, beginning at age 60. Benefits are immediately vested and the monthly benefit is determined according to the following formula: $250 times years of service on the Board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment shall be made to the retired director’s beneficiary in the event of the director’s death before 120 payments are made. Prior to 2005, directors could elect to receive their benefit as an actuarial equivalent lump sum. In order to comply with IRS requirements, directors were required in 2005 to make a one-time irrevocable election whether to receive their accrued benefit in a lump sum or a monthly annuity upon retirement. If the lump sum was elected, the director would commence benefits upon expiration of Board term.

Effective August 31, 2011, future accruals under the director retirement plan were frozen. Directors elected after that date are not eligible for benefits under this plan.

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2016 of $8.6 million. The Board of Directors’ intent is to fully fund benefits through the rabbi trust.

Directors serving as of September 1, 2005, and their eligible dependents, are eligible to participate in our medical, life, dental, vision and hearing plans. We will pay 100% of the medical premium for the director and their eligible dependents until the director is eligible for Medicare. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance with the premiums paid by us after they leave the Board. In the event a director’s coverage ends due to death or Medicare eligibility, we will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

New directors elected on or after December 1, 2006, and their eligible dependents, are eligible to participate in our medical, dental, vision and hearing plans. We will pay 100% of the premium for the director and eligible dependents until the director is eligible for Medicare. In the event a director leaves the Board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS
Up to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly-elected directors, upon election to the Board. The deferral election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2016, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Johnsrud, Mr. Knecht, Mr. Malesich and Mr. Riegel.

Benefits are funded in a Rabbi Trust. The amount of Deferred Compensation Plan Rabbi Trust reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

Each year we will credit an amount to each director’s retirement plan account under the Deferred Compensation Plan. Historically, the amount that was credited was based on our cumulative ROAE over a three-year period:

Amount Credited	ROAE Performance
$100,000 (Superior Performance)	20% Return on Adjusted Equity
$50,000 (Maximum)	14% Return on Adjusted Equity
$25,000 (Target)	10% Return on Adjusted Equity
$5,000 (Minimum)	8% Return on Adjusted Equity
$0	Below 8% Return on Adjusted Equity

The fiscal 2016 credit to each director’s Retirement Plan Account was determined based on the ROAE for fiscal years 2014, 2015 and 2016 and is reflected in the Director Compensation Table.

Upon leaving our Board of Directors during the fiscal year, a director’s credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join our Board of Directors during the fiscal year will receive credit for that partial fiscal year based on the actual ROAE for that fiscal year, prorated from the first of the month following the month in which the director joins our Board of Directors, to the end of the fiscal year.

The contribution amounts and performance goals for the 2016-2018 measurement period are set forth below:

Amount Credited	ROAE Performance
$100,000 (Superior Performance)	20% Return on Adjusted Equity
$50,000 (Maximum)	14% Return on Adjusted Equity
$25,000 (Target)	10% Return on Adjusted Equity
$12,500 (Minimum)	8% Return on Adjusted Equity
$0	Below 8% Return on Adjusted Equity

To align with the threshold performance award payout percent of target award of 50% under the LTIP, as indicated above, the amount to be credited to a director's retirement plan account for us achieving the minimum threshold ROAE amount for the 2016-2018 performance period will be $12,500.

2016 Director Compensation

Name	Fees Earned or Paid in Cash ($) 1	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) 2	All Other Compensation ($) 3,4	Total ($)
Donald Anthony	82,500	21,365	56,932	160,797
Robert Bass	76,500	74,458	56,971	207,929
David Bielenberg	95,500	21,724	56,879	174,103
Clinton Blew	92,000	6,859	67,539	166,398
Dennis Carlson (5)	88,700	27,353	60,904	176,957
Curt Eischens	91,500	67,998	57,610	217,108
Jon Erickson	87,500	468	60,297	148,265
Steven Fritel	97,400	38,256	57,348	193,004
Alan Holm	90,000	142	54,531	144,673
David Johnsrud	86,000	567	58,806	145,373
David Kayser	84,000	40,708	67,623	192,331
Randy Knecht	75,000	39,351	59,397	173,748
Greg Kruger	80,000	24,683	60,023	164,706
Edward Malesich	75,833	2,418	56,903	135,154
Perry Meyer	81,500	473	56,983	138,956
Steve Riegel	76,500	21,454	58,526	156,480
Daniel Schurr	85,600	40,155	66,568	192,323
_______________________________________

(1)	Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Johnsrud, $18,000; Mr. Knecht, $15,000; Mr. Malesich $24,667; and Mr. Riegel, $6,000.

(2)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity - see above), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011 as stated above.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during fiscal 2016: $2,183 for Mr. Bass; $239 for Mr. Bielenberg; $2,564 for Mr. Anthony, Mr. Carlson, Mr. Eischens, Mr. Kayser and Mr. Kruger; $468 for

Mr. Erickson; $51 for Mr. Fritel; $759 for Mr. Knecht; $2,418 for Mr. Malesich; $1,051 for Mr. Riegel; $1,395 for Mr. Schurr; $1,310 for Mr. Blew; $142 for Mr. Holm; $473 for Mr. Meyer; and $567 for Mr. Johnsrud.

(3)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered.

Health care premiums paid for directors include: $11,096 for Mr. Holm; $13,364 for Mr. Anthony, Mr. Bass, Mr. Bielenberg, Mr. Eischens, Mr. Fritel, Mr. Johnsrud, Mr. Knecht, Mr. Malesich and Mr. Riegel; $16,544 for Mr. Carlson, Mr. Kruger and Mr. Erickson; $24,104 for Mr. Blew and Mr. Kayser; $23,009 for Mr. Schurr; and $13,124 for Mr. Meyer.

(4)	All other compensation includes fiscal 2016 director retirement plan Deferred Compensation Plan contributions of $43,125 for each director.

(5)
Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors that were first elected on or prior to August 31, 2011 will receive a monthly annuity upon retirement. The director retirement plan benefit was frozen as of August 31, 2011. Accordingly, directors who are first elected after that date are not eligible for benefits under that plan.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee. The Governance Committee of our Board of Directors recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our CEO. Our CEO decides base compensation levels for the other Named Executive Officers with input from a third party consultant if necessary, and recommends for our Board of Directors' approval the annual and long-term incentive plans applicable to the other Named Executive Officers.

During fiscal 2016, the members of the Governance Committee of our Board of Directors (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) were Messrs. Steven Fritel (chair), Robert Bass, David Johnsrud and Steve Riegel. During fiscal 2016, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on our Governance Committee or Board of Directors. None of the directors are, or have been, officers or employees of CHS.

See Item 13 of this Annual Report on Form 10-K for directors, including Mr. Johnsrud, who were a party to related-person transactions.
Compensation Committee Report

The Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Governance Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Steven Fritel, Chairman
Robert Bass
David Johnsrud
Steve Riegel

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of September 15, 2016 is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Bielenberg	9,130	*	—	*
Donald Anthony	1,135	*	2,275	*
Robert Bass	120	*	—	*
Clinton J. Blew	—	*	—	*
Dennis Carlson	60	*	—	*
Curt Eischens	120	*	107	*
Jon Erickson	300	*	414	*
Steve Fritel	880	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
David Kayser	—	*	630	*
Randy Knecht (3)	916	*	229	*
Gregory Kruger	—	*	—	*
Edward Malesich	—	*	—	*
Perry Meyer (3)	120	*	—	*
Steve Riegel	245	*	48	*
Daniel Schurr	—	*	—	*
Named Executive Officers:
Carl M. Casale (4)	—	*	7,114	*
Shirley Cunningham	—	*	—	*
Jay Debertin (3)	1,200	*	—	*
Timothy Skidmore (3)	—	*	2,317	*
James Zappa	—	*	—	*
All other executive officers	700	*	—	*
Directors and executive officers as a group	14,926	*	14,784	*
_______________________________________

(1)	As of September 15, 2016, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)
As of September 15, 2016, there were 77,964,558 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 20,764,558, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

(3)	Includes shares held by spouse, children and Individual Retirement Accounts ("IRA").

(4)
Represents 7,114 shares of Class B Series 3 Preferred Stock held by the One At a Time Foundation, a nonprofit organization at which Mr. Casale serves as Vice President and a Director and at which Mr. Casale's spouse serves as President and a Director. Mr. Casale disclaims beneficial ownership of all such shares.

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person or group who is a beneficial owner of more than 5% of any class or series of our preferred stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2016, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 are shown below.

Name	Transactions with CHS	Patronage Dividends
Dennis Carlson	$332,027	$10,836
Curt Eischens	237,240	2,754
Jon Erickson	625,574	15,361
David Johnsrud	2,386,301	39,450
David Kayser	1,122,196	28,410

Review, Approval or Ratification of Related Party Transactions

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

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting of members. Nominations for director elections are made by the members at the region caucuses at our annual meeting of members. Neither the Board of Directors, nor management of CHS participates in the nomination process. Accordingly, we have no nominating committee.

The following directors satisfy the definition of director independence set forth in the rules of the NASDAQ:

Donald Anthony	Jon Erickson	Greg Kruger
Robert Bass	Steve Fritel	Edward Malesich
David Bielenberg	Alan Holm	Perry Meyer
Clinton J. Blew	David Kayser	Steve Riegel
Dennis Carlson	Randy Knecht	Daniel Schurr
Curt Eischens

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

Independence of CEO and Board Chairman Positions

Our bylaws prohibit any employee of CHS from serving on the Board of Directors. Accordingly, our CEO may not serve as Chairman of the Board or in any CHS Board capacity. We believe that this leadership structure creates independence between the Board and management and is an important check and balance in the governance of CHS.

Board of Directors Role in Risk Oversight

It is senior management’s responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and, where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly identified multiple broad categories of risk exposure, each of which could impact operations and affect results at an enterprise level. Each such significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. We continue to develop a formal Enterprise Risk Management program intended to support integration of the risk assessment and management discipline and controls into major decision making and business processes. The Corporate Risk Committee is involved in developing and approving the Enterprise Risk Management framework, and is responsible for evaluating its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Audit Fees (1)	$4,416	$3,425
Audit-related Fees (2)	746	958
Tax Fees (3)	166	27
All Other Fees (4)	19	1
Total	$5,347	$4,411
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits, due diligence on acquisitions and internal control and system audit procedures.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

(4)	Includes fees related to other professional services performed for international entities.

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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses *	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2016	$106,445	$65,725	$(8,526)	$163,644
2015	103,639	8,132	(5,326)	106,445
2014	94,589	9,313	(263)	103,639

Valuation Allowance for Deferred Tax Assets
2016	$98,023	$120,300	$(24,046)	$194,277
2015	111,509	21,884	(35,370)	98,023
2014	79,623	40,095	(8,209)	111,509

*net of reserve adjustments

EXHIBIT INDEX

(a)(3) EXHIBITS

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015).(**)(***)

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

4.5	Resolution Amending the Terms of the 8% Cumulative Redeemable Preferred Stock to Provide for Call Protection. (Incorporated by reference to our Current Report on Form 8-K, filed July 19, 2013.)
4.6
Resolution Creating Class B Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-190019), filed September 13, 2013).

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

10.1
Employment Agreement between CHS Inc. and Carl M. Casale dated April 7, 2016, effective September 1, 2016. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2016, filed April 11, 2016). (+)

10.2
Change in Control Agreement between CHS Inc. and Carl M. Casale dated April 7, 2016, effective September 1, 2016. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2016, filed April 11, 2016). (+)

10.3
CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (file No. 333-190019), filed September 3, 2013). (+)

10.3A	Amendment No. 1 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (*)(+)
10.3B
Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)

10.4	CHS Inc. 2016 Annual Variable Pay Plan (*)(+)
10.5	CHS Inc. Long-Term Incentive Plan XIV (2014-2016). (*)(+)
10.6	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.7A	Amendment No. 1 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.7B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.8	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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
10.10A
Amendment No. 1 to Note Purchase Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015)

10.10B
Amendment No. 2 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.11
Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10.11A
Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007, filed April 9, 2007).

10.11B
Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008. (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2008).

10.11C
Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011).

10.11D
Amendment No. 4 to Note Purchase and Private Shelf Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.11E
Amendment No. 5 to Note Purchase and Private Shelf Agreement dated as of December 21, 2012, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.11F
Amendment No. 6 to Note Purchase and Private Shelf Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2015).

10.12	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K, filed September 22, 2004).
10.13	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.14	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)

10.14A	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016. (+)
10.15
New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.16
Loan Agreement (Term Loan) between CHS Inc. and European Bank for Reconstruction and Development, dated January 5, 2011. (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.17
Revolving Loan Agreement between CHS Inc. and European Bank for Reconstruction and Development, dated November 30, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.18
City of McPherson, Kansas Taxable Industrial Revenue Bond Series 2006 registered to National Cooperative Refinery Association in the amount of $325 million. (Incorporated by reference to our Current Report on Form 8-K filed December 18, 2006).

10.19
Bond Purchase Agreement between National Cooperative Refinery Association, as purchaser, and City of McPherson, Kansas, as issuer, dated as of December 18, 2006. (Incorporated by reference to our Current Report on Form 8-K, filed December 18, 2006).

10.20
Trust Indenture between City of McPherson, Kansas, as issuer, and Security Bank of Kansas City, Kansas City, Kansas, as trustee, dated as of December 18, 2006. (Incorporated by reference to our Current Report on Form 8-K, filed December 18, 2006).

10.21
Lease agreement between City of McPherson, Kansas, as issuer, and National Cooperative Refinery Association, as tenant, dated as of December 18, 2006. (Incorporated by reference to our Current Report on Form 8-K, filed December 18, 2006).

10.22
Commercial Paper Placement Agreement by and between CHS Inc. and M&I Marshall & Ilsley Bank dated October 30, 2006. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.23
Commercial Paper Dealer Agreement by and between CHS Inc. and SunTrust Capital Markets, Inc. dated October 6, 2006. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2006, filed January 11, 2007).

10.24	Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007. (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.24A
Amendment No. 2 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.25
Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2007, filed November 20, 2007).

10.26
$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10.26A
First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.26B
Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.26C
Fifth Amendment and Waiver, dated as of September 4, 2015, to that certain Credit Agreement (10-Year Term Loan), dated as of December 12, 2007, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.27
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.27A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.28
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and GROWMARK, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.29
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and MFA Oil Company. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.30
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.31	Note Purchase Agreement between CHS Inc. and certain accredited investors ($500,000,000) dated as of June 9, 2011. (Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).
10.31A
Amendment No. 1 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.32
Joint venture agreement among CHS Inc., Cargill, Incorporated, and ConAgra Foods, Inc., dated March 4, 2013. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013).

10.32A
Amendment No. 1 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated April 30, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.32B
Amendment No. 2 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 31, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.32C
Amendment No. 3 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated July 24, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.32D
Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.32E
Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

10.33	Resolutions Amending the Long-Term Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K, filed September 3, 2013). (+)
10.34
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

10.34A
First Amendment to Pre-Export Credit Agreement dated as of October 9, 2015, among CHS Agronegocio Industria e Comercio Ltda., as borrower, CHS Inc., as guarantor, Credit Agricole Corporate and Investment Bank, as administrative agent, and the lenders party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.35
Amended and Restated Supply Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Nitrogen LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (***)

10.36
2015 Amended and Restated Credit Agreement (5-Year Revolving Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, Wells Fargo Bank, National Association, as syndication agent, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.37
2015 Credit Agreement (10-Year Term Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.37A
Amendment No. 1 to 2015 Credit Agreement. (10-Year Term Loan), dated as of June 30, 2016, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016).

10.38	Supplemental Project Milestone Incentive Plan (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2015, filed April 8, 2015). (+)
10.39
Note Purchase Agreement, dated as of January 14, 2016, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2016).

10.40	Sale and Contribution Agreement, dated as of July 22, 2016, by and among CHS Inc., CHS Capital, LLC and Cofina Funding, LLC. (*)
10.41
Receivables Financing Agreement dated July 22, 2016, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Niew Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (*)

10.42
Payoff and Termination Agreement dated July 22, 2016, by and among CHS Inc., Cofina Funding, LLC, CHS Capital, LLC, Niew Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., Victory Receivables Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and U.S. Bank N.A. (*)

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
101
The following financial information from CHS Inc.’s Annual Report on Form 10-K for the year ended August 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Changes in Equity and (vii) the Notes to the Consolidated Financial Statements. (*)

_______________________________________
(*)    Filed herewith.

(**)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CHS hereby undertakes to furnish supplemental copies of any of the omitted schedules to the U.S. Securities and Exchange Commission upon request.

(***)	Portions of Exhibits 2.1 and 10.46 have been omitted pursuant to a confidential treatment order under the Securities Exchange Act of 1934.
(+)    Indicates management contract or compensatory plan or agreement.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

(c) SCHEDULES

None.

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2016.

CHS INC.

By:	/s/ Carl M. Casale
Carl M. Casale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 3, 2016:

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
David Johnsrud

*	Director
David Kayser

*	Director
Randy Knecht

*	Director
Greg Kruger

*	Director
Edward Malesich

*	Director
Perry Meyer

*	Director
Steve Riegel

*	Director
Dan Schurr

*By	/s/ Carl M. Casale
Carl M. Casale Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members and Patrons of CHS Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in equities, and of cash flows present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries at August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 3, 2016

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$279,313	$953,813
Receivables	2,880,763	2,818,110
Inventories	2,370,699	2,652,344
Derivative assets	543,821	513,441
Margin deposits	310,276	273,118
Supplier advance payments	347,600	391,504
Other current assets	202,708	406,479
Total current assets	6,935,180	8,008,809
Investments	3,795,976	1,002,092
Property, plant and equipment	5,488,323	5,192,927
Other assets	1,098,230	1,024,484
Total assets	$17,317,709	$15,228,312
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,731,479	$1,165,378
Current portion of long-term debt	214,329	170,309
Current portion of mandatorily redeemable noncontrolling interest	—	152,607
Customer margin deposits and credit balances	208,991	188,149
Customer advance payments	412,823	398,341
Accounts payable	1,819,049	1,813,302
Derivative liabilities	513,599	470,769
Accrued expenses	422,494	513,578
Dividends and equities payable	198,031	384,427
Total current liabilities	6,520,795	5,256,860
Long-term debt	2,088,450	1,260,808
Long-term deferred tax liabilities	487,762	580,835
Other liabilities	354,452	460,398
Commitments and contingencies (Note 14)
Equities:
Preferred stock	2,244,132	2,167,540
Equity certificates	4,237,174	4,099,882
Accumulated other comprehensive loss	(211,726)	(214,207)
Capital reserves	1,582,380	1,604,670
Total CHS Inc. equities	7,851,960	7,657,885
Noncontrolling interests	14,290	11,526
Total equities	7,866,250	7,669,411
Total liabilities and equities	$17,317,709	$15,228,312

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2016	2015	2014
	(Dollars in thousands)
Revenues	$30,347,203	$34,582,442	$42,664,033
Cost of goods sold	29,387,910	33,091,676	41,011,487
Gross profit	959,293	1,490,766	1,652,546
Marketing, general and administrative	649,097	775,354	602,598
Operating earnings	310,196	715,412	1,049,948
(Gain) loss on investments	(9,252)	(5,239)	(114,162)
Interest expense, net	75,347	60,333	140,253
Equity (income) loss from investments	(175,777)	(107,850)	(107,446)
Income before income taxes	419,878	768,168	1,131,303
Income taxes	(4,091)	(12,165)	48,296
Net income	423,969	780,333	1,083,007
Net income (loss) attributable to noncontrolling interests	(223)	(712)	1,572
Net income attributable to CHS Inc.	$424,192	$781,045	$1,081,435

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended August 31
	2016	2015	2014
	(Dollars in thousands)
Net income	$423,969	$780,333	$1,083,007
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $3,903, $(12,726) and $8,410 in 2016, 2015 and 2014, respectively	6,583	(19,877)	13,759
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $947, $(154) and $1,251 in 2016, 2015 and 2014, respectively	1,500	(242)	2,028
Cash flow hedges, net of tax expense (benefit) of $(2,410), $(1,607) and $(8,883) in 2016, 2015 and 2014, respectively	(3,872)	(2,602)	(14,407)
Foreign currency translation adjustment, net of tax expense (benefit) of $1,163, $4,057 and $(783) in 2016, 2015 and 2014, respectively	(1,730)	(34,729)	(1,270)
Other comprehensive income (loss), net of tax	2,481	(57,450)	110
Comprehensive income	426,450	722,883	1,083,117
Less comprehensive income attributable to noncontrolling interests	(223)	(712)	1,572
Comprehensive income attributable to CHS Inc.	$426,673	$723,595	$1,081,545

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	For the Years Ended August 31, 2016, 2015 and 2014
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2013	$3,430,537	$23,485	$134,324	$319,368	$(156,867)	$1,380,361	$21,539	$5,152,747
Reversal of prior year patronage and redemption estimates	(325,862)		(129,462)			841,386		386,062
Distribution of 2013 patronage refunds	422,670		131,661			(841,120)		(286,789)
Redemptions of equities	(99,204)	(229)	(176)					(99,609)
Equities issued	14,278			670,809				685,087
Capital equity certificates redeemed with preferred stock	(200,000)			200,000				—
Preferred stock dividends						(61,658)		(61,658)
Other, net	(1,034)		(227)			8,897	(4,775)	2,861
Net income						1,081,435	1,572	1,083,007
Other comprehensive income (loss), net of tax					110			110
Estimated 2014 patronage refunds	397,237		148,579			(810,641)		(264,825)
Estimated 2014 equity redemptions	(130,149)							(130,149)
Balances, August 31, 2014	3,508,473	23,256	284,699	1,190,177	(156,757)	1,598,660	18,336	6,466,844
Reversal of prior year patronage and redemption estimates	(267,088)		(148,579)			810,641		394,974
Distribution of 2014 patronage refunds	402,560		147,710			(821,496)		(271,226)
Redemptions of equities	(127,707)	(199)	(1,021)			20		(128,907)
Equities issued	12,365			977,363				989,728
Preferred stock dividends						(145,723)		(145,723)
Other, net	(2,723)		119			6,967	(6,098)	(1,735)
Net income						781,045	(712)	780,333
Other comprehensive income (loss), net of tax					(57,450)			(57,450)
Estimated 2015 patronage refunds	375,267					(625,444)		(250,177)
Estimated 2015 equity redemptions	(107,250)							(107,250)
Balances, August 31, 2015	3,793,897	23,057	282,928	2,167,540	(214,207)	1,604,670	11,526	7,669,411
Reversal of prior year patronage and redemption estimates	(268,017)					625,444		357,427
Distribution of 2015 patronage refunds	375,506					(627,246)		(251,740)
Redemptions of equities	(22,948)	(143)	(820)					(23,911)
Equities issued	23,258							23,258
Capital equity certificates redeemed with preferred stock	(76,756)			76,756				—
Preferred stock dividends						(164,207)		(164,207)
Other, net	(1,248)	(20)	(341)	(164)		(1,505)	2,987	(291)
Net income						424,192	(223)	423,969
Other comprehensive income (loss), net of tax					2,481			2,481
Estimated 2016 patronage refunds	167,381					(278,968)		(111,587)
Estimated 2016 equity redemptions	(58,560)							(58,560)
Balances, August 31, 2016	$3,932,513	$22,894	$281,767	$2,244,132	$(211,726)	$1,582,380	$14,290	$7,866,250

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$423,969	$780,333	$1,083,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	447,492	355,422	306,247
Amortization of deferred major repair costs	73,483	45,953	45,070
(Income) loss from equity investments	(175,777)	(107,850)	(107,446)
Distributions from equity investments	178,464	80,917	79,685
Noncash patronage dividends received	(7,068)	(13,035)	(16,452)
(Gain) loss on sale of property, plant and equipment	452	(7,350)	3,316
(Gain) loss on investments	(9,252)	(5,239)	(114,162)
Unrealized (gain) loss on crack spread contingent liability	(60,931)	(36,310)	(19,217)
Provision for doubtful accounts	57,200	2,806	9,050
Long-lived asset impairment	27,247	103,723	74,452
Deferred taxes	(24,178)	30,304	(24,397)
Other, net	424	3,681	7,777
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	46,405	314,313	101,083
Inventories	338,662	71,073	(37,792)
Derivative assets	(20,257)	100,715	(123,132)
Margin deposits	(37,115)	(8,534)	39,861
Supplier advance payments	44,047	3,127	67,688
Other current assets and other long-term assets	120,993	(87,426)	(19,694)
Customer margin deposits and credit balances	20,841	(106,788)	(34,051)
Customer advance payments	5,664	(223,463)	164,021
Accounts payable and accrued expenses	(129,259)	(558,120)	(189,803)
Derivative liabilities	36,283	(134,033)	134,925
Other liabilities	(94,291)	(34,209)	11,208
Net cash provided by (used in) operating activities	1,263,498	570,010	1,441,244
Cash flows from investing activities:
Acquisition of property, plant and equipment	(692,780)	(1,186,790)	(919,076)
Proceeds from disposals of property, plant and equipment	13,417	11,347	11,724
Expenditures for major repairs	(19,610)	(201,688)	(2,930)
Investments in joint ventures and other	(2,855,218)	(64,259)	(80,140)
Investments redeemed	33,821	19,927	138,485
Proceeds from sale of investments	39,229	7,733	4,668
Changes in notes receivable	(257,968)	(184,067)	(184,060)
Business acquisitions, net of cash acquired	(11,890)	(305,213)	(281,490)
Other investing activities, net	4,028	(5,658)	(3,576)
Net cash provided by (used in) investing activities	(3,746,971)	(1,908,668)	(1,316,395)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	31,586,968	8,954,420	4,591,982
Payments on lines of credit, long term-debt and capital lease obligations	(29,232,842)	(9,141,240)	(4,540,558)
Mandatorily redeemable noncontrolling interest payments	(153,022)	(65,981)	(65,981)
Payments on crack spread contingent liability	(2,625)	—	(8,670)
Changes in checks and drafts outstanding	50,257	(43,353)	(17,815)
Preferred stock issued	—	1,010,000	702,979
Preferred stock issuance costs	(164)	(32,637)	(23,672)
Preferred stock dividends paid	(163,324)	(133,710)	(50,761)
Redemptions of equities	(23,911)	(128,907)	(99,609)
Cash patronage dividends paid	(251,740)	(271,226)	(286,789)
Other financing activities, net	4,599	6,462	344
Net cash provided by (used in) financing activities	1,814,196	153,828	201,450
Effect of exchange rate changes on cash and cash equivalents	(5,223)	5,436	(1,624)
Net increase (decrease) in cash and cash equivalents	(674,500)	(1,179,394)	324,675
Cash and cash equivalents at beginning of period	953,813	2,133,207	1,808,532
Cash and cash equivalents at end of period	$279,313	$953,813	$2,133,207
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

CHS Inc. ("CHS", "we", "us", "our") is one of the nation’s leading integrated agricultural companies. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives ("members") across the United States. We also have preferred stockholders that own shares of our various series of preferred stock, which are each listed on the Global Select Market of the NASDAQ Stock Market LLC ("NASDAQ"). See Note 9, Equities for more detailed information.

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

The notes to our consolidated financial statements make reference to our Energy, Ag, Nitrogen Production and Foods reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment resulted from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen") in February 2016. The Foods segment resulted from our investment in Ventura Foods, LLC ("Ventura Foods") becoming a significant operating segment in fiscal 2016. See Note 11, Segment Reporting for more information.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The fair value of cash and cash equivalents approximates the carrying value because of the short maturity of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are stated at net realizable values which approximate market values. These inventories are considered to be agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the net realizable value of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

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

Derivative Financial Instruments and Hedging Activities

We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural commodity prices and freight costs, and to a lesser degree, foreign currency exchange rates and interest rates. With the exception of certain interest rate swap contracts, which are accounted for as cash flow hedges or fair value hedges, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815, Derivatives and Hedging, is not applied. Rather, the derivative instruments are recorded on our Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Consolidated Statements of Operations. See Note 12, Derivative Financial Instruments and Hedging Activities and Note 13, Fair Value Measurements for additional information.

Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet - Offsetting.

Margin Deposits

Many of our derivative contracts with futures and options brokers require us to make margin deposits of cash or other assets. Subsequent margin deposits may also be necessary when changes in commodity prices result in a loss on the contract value, in order to comply with applicable regulations. Our margin deposit assets are held by external brokers in segregated accounts to support the associated derivative contracts and may be used to fund or partially fund the settlement of those contracts as they expire. Similar to our derivative financial instruments, margin deposits are also reported on a gross basis.

Supplier Advance Payments

Supplier advance payments primarily include amounts paid for in-transit grain purchases from suppliers and amounts paid to crop nutrient suppliers to lock in future supply and pricing.

Investments

The equity method of accounting is used for joint ventures and other investments in which we are able to exercise significant influence over the entity’s operations, but do not have a controlling interest in the entity. Various factors are considered when assessing significant influence, including our ownership interest, representation on the Board of Directors, voting rights, and the impact of commercial arrangements that may exist with the entity.

The cost method of accounting is used for other investments in which we do not exercise significant influence. Investments in other cooperatives are stated at cost, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments in other debt and equity securities are classified as available-for-sale financial instruments and are stated at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets. Investments in debt and equity instruments are carried at amounts that approximate fair values.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets (15 to 20 years for land improvements; 20 to 40 years for buildings; 5 to 20 years for machinery and equipment; and 3 to 10 years for office and other). The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operations. Expenditures for maintenance and minor repairs and renewals are expensed, while the costs for major maintenance activities are capitalized and amortized on a straight-line basis over the period of time estimated to lapse until the next major maintenance activity occurs. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators suggest that the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

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

Major Maintenance Activities

Within our Energy segment, major maintenance activities (“turnarounds”) are performed at our Laurel, Montana and McPherson, Kansas refineries regularly. Turnarounds are the planned and required shutdowns of refinery processing units, which include the replacement or overhaul of equipment that have experienced decreased efficiency in resource conversion. Because turnarounds are performed to extend the life, increase the capacity, and/or improve the safety or efficiency of refinery processing assets, we follow the deferral method of accounting for turnarounds. Expenditures for turnarounds are capitalized (deferred) when incurred and amortized on a straight-line basis over a period of 2 to 4 years, which is the estimated time lapse between turnarounds. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would result in higher depreciation and amortization costs. Capitalized turnaround costs are included in other assets (long-term) on our Consolidated Balance Sheets and amortization expense related to the capitalized turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The selection of the deferral method, as opposed to expensing the turnaround costs when incurred, results in deferring recognition of the turnaround expenditures. The deferral method also results in the classification of the related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred, would result in classifying the cash outflows as operating activities. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included in other assets (long-term) on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of May 31, or more frequently if events or circumstances occur which could indicate impairment. Goodwill is tested for impairment at the reporting unit level, which has been determined to be our operating segments or one level below our operating segments in certain instances.

Other intangible assets consist primarily of customer lists, trademarks and non-compete agreements. Intangible assets subject to amortization are expensed over their respective useful lives, which generally range from 2 to 30 years. We have no material intangible assets with indefinite useful lives. See Note 6, Other Assets for more information on goodwill and other intangible assets.

We made acquisitions during the three years ended August 31, 2016, which were accounted for using the acquisition method of accounting. Operating results for these acquisitions were included in our consolidated financial statements beginning on the respective acquisition dates. The respective purchase prices were preliminarily allocated to the assets, liabilities and identifiable intangible assets acquired based upon the acquisition-date fair values. Any excess purchase price over the fair values of the acquired net assets acquired was recognized as goodwill. See Note 17, Acquisitions for more information on acquisition activity.

Revenue Recognition

We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Grain and oilseed sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon. All other sales are recognized upon transfer of title, which could occur either upon shipment to or receipt by the customer, depending upon the terms of the transaction. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues and the related costs are included in cost of goods sold.

Environmental Expenditures

We are subject to various federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities, including legal costs, related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in law or technology occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

Adopted

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 clarifies and simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. This ASU is effective for us beginning September 1, 2017, for our fiscal year 2018 and for interim periods within that fiscal year. Early adoption is permitted. We elected to early adopt ASU 2015-17 effective August 31, 2016 on a prospective basis. Adoption of ASU No. 2015-17 resulted in the netting of our current deferred tax assets against our non-current deferred tax assets in our Consolidated Balance Sheet as of August 31, 2016. Prior periods were not retrospectively adjusted. See Note 8, Income Taxes for more information on the adoption of ASU No. 2015-17.

Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce existing diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted, including in an interim period. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840 – Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date for adoption. This ASU is now effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU No. 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues. We will adopt ASU No. 2014-09 and the related ASUs on September 1, 2018, in the first quarter of fiscal 2019. Early application as of the original date is permitted. ASU No. 2014-09 permits the use of either the full or modified retrospective method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2        Receivables

Receivables as of August 31, 2016 and 2015 are as follows:

	2016	2015
	(Dollars in thousands)
Trade accounts receivable	$1,804,646	$1,793,147
CHS Capital short-term notes receivable	858,805	791,413
Other	380,956	339,995
	3,044,407	2,924,555
Less allowances and reserves	163,644	106,445
Total receivables	$2,880,763	$2,818,110

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economic status of, our customers. The carrying value of CHS Capital, LLC ("CHS Capital") short-term notes receivable approximates fair value, given the notes' short duration and the use of market pricing adjusted for risk.

CHS Capital, our wholly-owned subsidiary, has short-term notes receivable from commercial and producer borrowers. The short-term notes receivable generally have maturity terms of 12-14 months and are reported at their outstanding principal balances, as CHS Capital holds these notes to maturity. The short-term notes receivable are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $322.4 million and $190.4 million at August 31, 2016 and 2015, respectively. The long-term notes receivable are included in other long-term assets on our Consolidated Balance Sheets. As of August 31, 2016 and 2015, the commercial notes represented 26% and 34%, respectively, and the producer notes represented 74% and 66%, respectively, of the total CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. In total, the specific and general loan loss reserves related to CHS Capital are not material to our consolidated financial statements, nor are the associated historical write-offs. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. The amount of CHS Capital notes that were past due was not significant at any reporting date presented. As of August 31, 2016, a single producer borrower accounted for 20% of the total outstanding CHS Capital short-term and long-term notes receivable. These notes were originated in the midwestern region of the United States and are collateralized by inventories, personal property and mortgages, which CHS Capital has access to physically inspect. No other third party borrower accounted for more than 10% of the total outstanding CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers as long as there are no violations of any contractually established conditions. As of August 31, 2016, CHS Capital's customers have additional available credit of $1.0 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3        Inventories

Inventories as of August 31, 2016 and 2015 are as follows:

	2016	2015
	(Dollars in thousands)
Grain and oilseed	$937,258	$966,923
Energy	729,695	785,116
Crop nutrients	217,521	369,105
Feed and farm supplies	417,431	465,744
Processed grain and oilseed	48,930	48,078
Other	19,864	17,378
Total inventories	$2,370,699	$2,652,344

As of August 31, 2016, we valued approximately 19% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or market (18% as of August 31, 2015). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $93.9 million and $68.1 million at August 31, 2016 and 2015, respectively.

Note 4        Investments

Investments as of August 31, 2016 and 2015 are as follows:

	2016	2015
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,796,323	$—
Ventura Foods, LLC	369,487	347,749
Ardent Mills, LLC	194,986	196,808
TEMCO, LLC	44,578	57,656
Other equity method investments	263,025	269,423
Cost method investments	127,577	130,456
Total investments	$3,795,976	$1,002,092

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semi-annual cash distributions. For the year ended August 31, 2016, this amount was $74.7 million, and is included as equity income from investments in our Nitrogen Production segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables provide aggregate summarized audited financial information for CF Nitrogen for the balance sheet as of August 31, 2016, and the statement of operations for the seven months ended August 31, 2016:

2016
(Dollars in thousands)
Current assets	$534,878
Non-current assets	7,043,121
Current liabilities	556,696
Non-current liabilities	—

2016
(Dollars in thousands)
Net sales	$1,027,142
Gross profit	243,911
Net earnings	186,665
Earnings attributable to CHS Inc.	74,700

We have a 50% interest in Ventura Foods, LLC, a joint venture which produces and distributes primarily vegetable oil-based products, and which constitutes our Foods segment. We account for Ventura Foods as an equity method investment, and as of August 31, 2016, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill.

During the first three quarters of fiscal 2014, we had a 24% interest in Horizon Milling, LLC and Horizon Milling, ULC ("Horizon Milling"), which were flour milling joint ventures with Cargill, Incorporated ("Cargill") and were accounted for as equity method investments included in Corporate and Other. In the third quarter of fiscal 2014, we formed Ardent Mills LLC ("Ardent Mills"), a joint venture with Cargill and ConAgra Foods, Inc., which combined the North American flour milling operations of the three parent companies, including the Horizon Milling assets and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. Prior to closing, we contributed $32.8 million to Horizon Milling to pay off existing debt as a pre-condition to close. Upon closing, Ardent Mills was financed with funds from third-party borrowings, which did not require credit support from the owners. We received $121.2 million of cash proceeds distributed to us in proportion to our ownership interest, adjusted for deviations in specified working capital target amounts, and recognized a gain of $109.2 million associated with this transaction. In connection with the closing, the parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. As we hold one of the five board seats, we account for Ardent Mills as an equity method investment included in Corporate and Other.

TEMCO, LLC ("TEMCO") is owned and governed by Cargill (50%) and CHS (50%). During the year ended August 31, 2012, we entered into an amended and restated agreement to expand the scope of the original agreement with Cargill. Pursuant to the terms of the agreement, CHS and Cargill each agreed to commit to sell all of their feedgrains, wheat, oilseeds and by-product origination that are tributary to the Pacific Northwest, United States ("Pacific Northwest") to TEMCO and to use TEMCO as their exclusive export-marketing vehicle for such grains exported through the Pacific Northwest for a term of 25 years. Cargill's Tacoma, Washington and Portland Oregon facilities continues to be subleased to TEMCO. We account for TEMCO as an equity method investment included in our Ag segment.

The following tables provide aggregate summarized audited financial information for our major equity method investments in Ventura Foods, Ardent Mills and TEMCO for balance sheets as of August 31, 2016 and 2015, and statements of operations for the twelve months ended August 31, 2016, 2015 and 2014:

	2016	2015
	(Dollars in thousands)
Current assets	$1,638,780	$1,892,563
Non-current assets	2,495,955	2,388,757
Current liabilities	836,544	968,104
Non-current liabilities	853,549	881,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016	2015	2014
	(Dollars in thousands)
Net sales	$8,776,261	$9,054,677	$8,796,648
Gross profit	674,181	754,375	562,053
Net earnings	238,870	313,664	266,354
Earnings attributable to CHS Inc.	75,858	81,101	83,023

Our investments in equity method investees other than the four entities described above are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 5        Property, Plant and Equipment

As of August 31, 2016 and 2015, major classes of property, plant and equipment, which include capital lease assets, consisted of the amounts in the table below.

	2016	2015
	(Dollars in thousands)
Land and land improvements	$266,016	$233,666
Buildings	1,040,943	838,386
Machinery and equipment	6,747,865	5,563,370
Office and other	250,879	163,026
Construction in progress	523,817	1,337,633
	8,829,520	8,136,081
Less accumulated depreciation and amortization	3,341,197	2,943,154
Total property, plant and equipment	$5,488,323	$5,192,927

We have various assets under capital leases totaling $206.3 million and $222.2 million as of August 31, 2016 and 2015, respectively. Accumulated amortization on assets under capital leases was $103.3 million and $101.3 million as of August 31, 2016 and 2015, respectively.

The following is a schedule by fiscal years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2016:

(Dollars in thousands)
2017	$38,357
2018	28,064
2019	16,542
2020	8,285
2021	7,095
Thereafter	16,395
Total minimum future lease payments	114,738
Less amount representing interest	9,030
Present value of net minimum lease payments	$105,708

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$94.3 million. The remainder of the charge included the impairment of other assets and various contract termination costs associated with the cessation of the project.

Depreciation expense, including amortization of capital lease assets, for the years ended August 31, 2016, 2015 and 2014, was $437.6 million, $344.4 million and $292.4 million, respectively.

Note 6        Other Assets

Other assets as of August 31, 2016 and 2015 are as follows:

	2016	2015
	(Dollars in thousands)
Goodwill	$160,414	$150,115
Customer lists, trademarks and other intangible assets	44,766	50,648
Notes receivable	328,605	197,067
Long-term receivable	29,491	35,191
Prepaid pension and other benefits	120,693	138,497
Capitalized major maintenance	169,054	241,588
Other	245,207	211,378
	$1,098,230	$1,024,484

Changes in the net carrying amount of goodwill for the year ended August 31, 2016, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2014	$552	$151,246	$6,898	$158,696
Goodwill acquired during the period (1)	—	(3,283)	—	(3,283)
Effect of foreign currency translation adjustments	—	(5,298)	—	(5,298)
Balances, August 31, 2015	$552	$142,665	$6,898	$150,115
Goodwill acquired during the period	—	5,726	4,048	9,774
Effect of foreign currency translation adjustments	—	1,220	—	1,220
Goodwill disposed due to sale of business	—	(695)	—	(695)
Balances, August 31, 2016	$552	$148,916	$10,946	$160,414

(1) Includes measurement period adjustments related to current and prior year acquisitions. Goodwill acquired during the period was $0.4 million.

No goodwill has been allocated to our Nitrogen Production or Foods segments, which consist of investments accounted for under the equity method.

During the years ended August 31, 2016 and 2015, we had acquisitions which resulted in $9.8 million and $0.4 million of goodwill, respectively, for which we paid cash consideration of $11.9 million and $305.2 million, respectively. These acquisitions were primarily within our Ag segment and were not material, individually or in aggregate, to our consolidated financial statements. During the year ended August 31, 2016, we disposed of a business resulting in a reduction of $0.7 million of goodwill. There were no business disposals resulting in decreases to goodwill during fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	August 31, 2016			August 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$51,554	$(15,550)	$36,004	$70,925	$(30,831)	$40,094
Trademarks and other intangible assets	35,015	(26,253)	8,762	42,688	(32,134)	10,554
Total intangible assets	$86,569	$(41,803)	$44,766	$113,613	$(62,965)	$50,648

During the years ended August 31, 2016 and 2015, intangible assets acquired totaled $2.8 million and $0.8 million, respectively, and were primarily within our Ag segment.

Intangible assets amortization expense for the years ended August 31, 2016, 2015 and 2014, was $6.1 million, $7.3 million and $9.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$4,411
Year 2	4,081
Year 3	4,079
Year 4	3,793
Year 5	3,644
Thereafter	24,662
Total	$44,670

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

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2016	$241,588	$949	$(73,483)	$169,054
2015	67,643	219,898	(45,953)	241,588
2014	109,408	3,305	(45,070)	67,643

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Notes Payable

Notes payable as of August 31, 2016 and 2015, consisted of the following:

	Weighted-average Interest Rate
	2016	2015	2016	2015
			(Dollars in thousands)
Notes payable (a)	1.72%	2.33%	$1,803,174	$813,717
CHS Capital notes payable (b)	1.31%	1.05%	928,305	351,661
Total notes payable			$2,731,479	$1,165,378
_______________________________________

(a)
In September 2015, we amended and restated our primary committed line of credit which is a $3.0 billion five-year, unsecured revolving credit facility with a syndication of domestic and international banks that expires in September 2020. The outstanding balance on this facility was $700.0 million as of August 31, 2016. There was no outstanding balance on the predecessor facility as of August 31, 2015. Amounts borrowed under this facility primarily bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.00% to 1.45%.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of August 31, 2016, the aggregate capacity is $600 million. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.25% to 1.00%. As of August 31, 2016, outstanding borrowings under these facilities were $300.0 million.
In addition to our primary revolving line of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2019. As of August 31, 2016, the outstanding balance under the facility was $260.0 million.
As of August 31, 2016, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $290.1 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $252.1 million outstanding as of August 31, 2016, of which $27.7 million was collateralized.
We have two commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities do not allow them to be used to pay principal under a commercial paper facility. On August 31, 2016 we had no commercial paper outstanding.
Miscellaneous short-term notes payable totaled $1.0 million as of August 31, 2016.

(b)
Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, has available credit totaling $850.0 million as of August 31, 2016, under note purchase agreements with various purchasers and through the issuance of short-term notes payable. CHS Capital and CHS Inc. both sell eligible receivables they have originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.40% as of August 31, 2016. There were $550.0 million in borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of August 31, 2016.

CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 1.90% to 2.50% as of August 31, 2016. As of August 31, 2016, the total funding commitment under these agreements was $116.9 million, of which $24.9 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $183.5 million as of August 31, 2016, of which $122.3 million was borrowed under these commitments with an interest rate of 1.67%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2016, and are due upon demand. Borrowings under these notes totaled $231.2 million as of August 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2016 and 2015 are presented in the table below.

	2016	2015
	(Dollars in thousands)
5.59% unsecured term loans from cooperative and other banks, due in equal installments beginning in 2013 through 2018	$45,000	$75,000
6.18% unsecured notes $400 million face amount, due in equal installments beginning in 2014 through 2018	160,000	240,000
5.60% unsecured notes $60 million face amount, due in equal installments beginning in 2012 through 2018	13,846	23,077
5.78% unsecured notes $50 million face amount, due in equal installments beginning in 2014 through 2018	20,000	30,000
4.00% unsecured notes $100 million face amount, due in equal installments beginning in 2017 through 2021	100,000	100,000
4.08% unsecured notes $130 million face amount, due in 2019 (a)	141,344	132,161
4.52% unsecured notes $160 million face amount, due in 2021 (a)	162,633	164,654
4.67% unsecured notes $130 million face amount, due in 2023 (a)	138,101	135,422
4.39% unsecured notes $152 million face amount, due in 2023	152,000	—
3.85% unsecured notes $80 million face amount, due in 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in 2025	150,000	—
2.25% unsecured term loans from cooperative and other banks, due in 2025 (b)	300,000	—
4.82% unsecured notes $80 million face amount, due in 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in 2027	58,000	—
4.74% unsecured notes $95 million face amount, due in 2028	95,000	—
4.89% unsecured notes $100 million face amount, due in 2031	100,000	—
4.71% unsecured notes $100 million face amount, due in 2033	100,000	100,000
5.40% unsecured notes $125 million face amount, due in 2036	125,000	—
Other notes and contracts with interest rates from 1.30% to 15.25%	76,147	44,909
Capital lease obligations	105,708	125,894
Total long-term debt	2,302,779	1,431,117
Less current portion	214,329	170,309
Long-term portion	$2,088,450	$1,260,808
_______________________________________

(a)
We have entered into interest rate swaps designated as fair value hedging relationships with these notes. Changes in the fair value of the swaps are recorded each period with a corresponding adjustment to the carrying value of the debt. See Note 12, Derivative Financial Instruments and Hedging Activities for more information.

(b)	Borrowings are variable under the agreement and bear interest at a base rate (or a LIBO rate) plus an applicable margin.
As of August 31, 2016, the carrying value of our long-term debt approximated its fair value, which is estimated to be $2.1 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement). We have outstanding interest rate swaps designated as fair value hedges of select portions of our fixed-rate debt. During fiscal 2016, we recorded corresponding fair value adjustments of $9.8 million, which are included in the amounts in the table above. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2015, we entered into a ten-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million. The full amount was drawn down in January 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or a LIBO rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBO rate loans and between 0.50% and 1.00% for base rate loans. As of August 31, 2016, $300.0 million was outstanding under this agreement.

In January 2016, we consummated a private placement of long-term notes in the aggregate principal amount of $680.0 million with certain accredited investors, which long-term notes are layered into six series which are included in the table above.

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

Long-term debt outstanding as of August 31, 2016 has aggregate maturities, excluding fair value adjustments and capital leases (see Note 5, Property, Plant and Equipment for a schedule of minimum future lease payments under capital leases), as follows:

(Dollars in thousands)
2017	$176,403
2018	177,539
2019	150,142
2020	20,142
2021	180,142
Thereafter	1,470,384
Total	$2,174,752

The following table presents the components of interest expense, net for the years ended August 31, 2016, 2015 and 2014. We have previously revised amounts for the year ended August 31, 2014 in this table to include interest expense related to capital lease obligations that were previously accounted for as operating leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	2016	2015	2014
	(Dollars in thousands)
Interest expense	$144,047	$93,152	$84,925
Interest - purchase of CHS McPherson noncontrolling interests	—	34,810	70,843
Capitalized interest	(30,343)	(57,303)	(8,528)
Interest income	(38,357)	(10,326)	(6,987)
Interest expense, net	$75,347	$60,333	$140,253

In fiscal 2015, we entered into forward-starting interest rate swaps designated as cash flow hedging instruments that were terminated in fiscal 2016 as the issuance of the underlying debt was no longer probable. As a result, a $3.7 million loss was reclassified from accumulated other comprehensive loss into net income. This pre-tax loss is included as a component of interest expense in our Consolidated Statement of Operations for the year ended August 31, 2016.

In fiscal 2013, we entered into derivative contracts designated as cash flow hedging instruments that were terminated in fiscal 2014 as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest expense in our Consolidated Statement of Operations for the year ended August 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8        Income Taxes

The provision for income taxes for the years ended August 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$3,386	$(47,695)	$38,653
State	3,972	3,891	31,203
Foreign	12,729	1,335	2,837
	20,087	(42,469)	72,693
Deferred:
Federal	(30,758)	29,348	(23,444)
State	8,512	(2,799)	(1,893)
Foreign	(1,932)	3,755	940
	(24,178)	30,304	(24,397)
Total	$(4,091)	$(12,165)	$48,296

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits.

Domestic income before income taxes was $490.8 million, $824.9 million, and $1.2 billion for the years ended August 31, 2016, 2015 and 2014, respectively. Foreign activity made up the difference between the total income before income taxes and the domestic amounts.

Deferred tax assets and liabilities as of August 31, 2016 and 2015 are as follows:

	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$87,251	$96,270
Postretirement health care and deferred compensation	111,983	89,934
Tax credit carryforwards	143,252	109,756
Loss carryforwards	155,966	85,860
Other	64,669	68,625
Deferred tax assets valuation	(194,277)	(98,024)
Total deferred tax assets	368,844	352,421
Deferred tax liabilities:
Pension	26,516	20,732
Investments	109,610	98,291
Major maintenance	4,970	36,135
Property, plant and equipment	679,266	654,057
Other	33,779	25,836
Total deferred tax liabilities	854,141	835,051
Net deferred tax liabilities	$485,297	$482,630

We have total gross loss carry forwards of $676.6 million, of which $425.7 million will expire over periods ranging from fiscal 2017 to fiscal 2038. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of August 31, 2016. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. During fiscal 2016, valuation allowances related to foreign operations increased by $40.6 million due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

net operating loss carry forwards and other timing differences. CHS McPherson's (formerly known as NCRA) gross state tax credit carry forwards for income tax are approximately $133.5 million and $62.2 million as of August 31, 2016, and 2015, respectively. During the year ended August 31, 2016, the valuation allowance for CHS McPherson increased by $55.6 million, net of tax, due to a change in the amount of state tax credits that are estimated to be utilized. The significant increase in state tax credit carry forwards is the result of the refinery coker at CHS McPherson being placed in service during fiscal 2016, resulting in a corresponding increase in valuation allowance. CHS McPherson's valuation allowance on Kansas state credits is necessary due to the limited amount of Kansas taxable income generated by the combined group on an annual basis.

Our alternative minimum tax credit of $5.6 million will not expire. Our general business credits of $64.5 million, comprised primarily of low sulfur diesel credits, will begin to expire on August 31, 2027. Our state tax credits of $133.5 million will begin to expire on August 31, 2018.

During the fourth quarter of fiscal 2016, we elected to early adopt ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. Our adoption of ASU No. 2015-17 is done on a prospective basis. As of August 31, 2016, net deferred tax assets of $2.5 million were included in other assets. As of August 31, 2015, net deferred tax assets of $85.0 million and $1.6 million were included in other current assets and other assets, respectively.

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.4	(0.5)	1.6
Patronage earnings	(23.2)	(29.0)	(20.5)
Domestic production activities deduction	(13.2)	(5.6)	(10.0)
Export activities at rates other than the U.S. statutory rate	1.5	(0.2)	1.2
Valuation allowance	19.6	(0.1)	1.7
Tax credits	(11.8)	(0.8)	(3.1)
Crack spread contingency	(5.0)	(1.7)	(0.6)
Other	(4.3)	1.3	(1.0)
Effective tax rate	(1.0)%	(1.6)%	4.3%

During fiscal 2016, we recorded a deferred income tax benefit of $25.6 million due to a settlement with the Internal Revenue Service on a fiscal 2006 and 2007 tax matter.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2007 through 2015 remain subject to examination, at least for certain issues.

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

	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$72,181	$72,181	$67,271
Additions attributable to current year tax positions	1,387	—	—
Additions attributable to prior year tax positions	—	—	35,718
Reductions attributable to prior year tax positions	(36,463)	—	(9,867)
Reductions attributable to statute expiration	—	—	(20,941)
Balance at end of period	$37,105	$72,181	$72,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal 2016, we decreased our unrecognized tax benefits due to the settlement with the Internal Revenue Service mentioned above. In addition, we increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes.

If we were to prevail on all tax positions taken relating to uncertain tax positions, all of the unrecognized tax benefits would benefit the effective tax rate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. No amounts were recognized in our Consolidated Statements of Operations for interest related to unrecognized tax benefits for the years ended August 31, 2016, 2015 and 2014. We recorded no interest payable related to unrecognized tax benefits on our Consolidated Balance Sheets as of August 31, 2016 and 2015.

Note 9        Equities

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution is determined annually by the Board of Directors, with the balance issued in the form of qualified and non-qualified capital equity certificates. Total qualified patronage distributions refunds for fiscal 2016 are estimated to be $279.0 million, with the cash portion estimated to be $111.6 million. No portion will be issued in the form of non-qualified capital equity certificates. The actual patronage distributions and cash portion for fiscal 2015, 2014, and 2013 were $627.2 million ($251.7 million in cash), $821.5 million ($271.2 million in cash), and $841.1 million ($286.8 million in cash), respectively.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2016, 2015, and 2014 be added to our capital reserves.

Redemptions are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individuals will also be able to participate in an annual retirement program similar to the one that was previously only available to non-individual members. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2016 that will be distributed in fiscal 2017, to be approximately $40.0 million. Additionally, we expect to redeem approximately $18.6 million of redemptions related to the year ended August 31, 2015 earnings that are carried over from the previous year’s authorization which had not been previously distributed. The redemptions will also be distributed in fiscal 2017 and are classified as a current liability on our August 31, 2016 Consolidated Balance Sheet. For the years ended August 31, 2016, 2015 and 2014, we redeemed in cash, equities in accordance with authorization from the Board of Directors, in the amounts of $23.9 million, $128.9 million and $99.6 million, respectively.

In March 2016, we redeemed approximately $76.8 million of patrons' equities by issuing 2,693,195 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), with a total redemption value of $67.3 million, excluding accumulated dividends. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.50 of patrons' equities in the form of capital equity certificates. Additionally, in fiscal 2014, we redeemed $200.0 million of patrons' equities by issuing 6,752,188 shares of our Class B Series 1 Preferred Stock, with each share being issued in redemption of $29.62 of patrons' equities in the form of members' equity certificates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preferred Stock

The following is a summary of our outstanding preferred stock as of August 31, 2016, all of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Net proceeds (a)	Dividend rate (b) (c)	Dividend payment frequency	Redeemable beginning (d)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(e)	12,272,003	$306.8	$311.2	8.00%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(f)	20,764,558	$519.1	$549.4	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	$406.2	7.10%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	$476.7	6.75%	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	$501.0	7.50%	Quarterly	1/21/2025

(a)	Includes patrons' equities redeemed with preferred stock.

(b)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(c)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

(d)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(e)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003-2010.

(f)
11,319,175 shares of Class B Series 1 Preferred Stock were issued on September 26, 2013; 6,752,188 shares were issued on August 25, 2014; and an additional 2,693,195 shares were issued on March 31, 2016.

In June 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"). Under the shelf registration statement, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period. As of August 31, 2016, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement.

We made dividend payments on our preferred stock of $163.3 million, $133.7 million, and $50.8 million, during the years ended August 31, 2016, 2015 and 2014, respectively. As of August 31, 2016 we have no authorized but unissued shares of preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended August 31, 2016, 2015 and 2014 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain (Loss) on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2013	$(165,611)	$2,370	$11,685	$(5,311)	$(156,867)
Current period other comprehensive income (loss), net of tax	(90)	2,028	(6,011)	(1,957)	(6,030)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	13,849	—	(8,396)	687	6,140
Net other comprehensive income (loss), net of tax	13,759	2,028	(14,407)	(1,270)	110
Balance as of August 31, 2014	(151,852)	4,398	(2,722)	(6,581)	(156,757)
Current period other comprehensive income (loss), net of tax	(33,238)	(242)	(3,394)	(34,729)	(71,603)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	13,361	—	792	—	14,153
Net other comprehensive income (loss), net of tax	(19,877)	(242)	(2,602)	(34,729)	(57,450)
Balance as of August 31, 2015	(171,729)	4,156	(5,324)	(41,310)	(214,207)
Current period other comprehensive income (loss), net of tax	(6,330)	1,500	(6,999)	(2,200)	(14,029)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	12,913	—	3,127	470	16,510
Net other comprehensive income (loss), net of tax	6,583	1,500	(3,872)	(1,730)	2,481
Balance as of August 31, 2016	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)

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

During the third quarter of fiscal 2016, interest rate swaps, which were previously accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $3.7 million loss was reclassified from accumulated other comprehensive loss into net income. This pre-tax loss is included as a component of interest expense, net in our Consolidated Statement of Operations for the year ended August 31, 2016.

In fiscal 2014, interest rate swaps, which were previously accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $13.5 million gain was reclassified from accumulated other comprehensive loss into net income. This pre-tax gain is included as a component of interest expense, net in our Consolidated Statement of Operations for the year ended August 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Financial information on changes in benefit obligation, plan assets funded and balance sheets status as of August 31, 2016 and 2015 is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$730,795	$720,893	$33,184	$37,983	$41,997	$44,318
Service cost	37,533	36,006	1,035	875	1,412	1,513
Interest cost	30,773	28,046	1,406	1,414	1,709	1,489
Actuarial (gain) loss	361	20,993	(3,333)	393	(4,892)	1,563
Assumption change	57,385	(16,297)	2,679	(1,082)	2,602	(5,136)
Plan amendments	411	—	(1,045)	—	(4,495)	—
Settlements	—	—	—	(5,715)	—	—
Benefits paid	(44,509)	(58,846)	(1,230)	(684)	(1,554)	(1,750)
Benefit obligation at end of period	$812,749	$730,795	$32,696	$33,184	$36,779	$41,997
Change in plan assets:
Fair value of plan assets at beginning of period	$796,379	$822,125	$—	$—	$—	$—
Actual gain (loss) on plan assets	88,089	(6,065)	—	—	—	—
Company contributions	43,306	39,165	1,230	6,399	1,554	1,750
Settlements	—	—	—	(5,715)	—	—
Benefits paid	(44,509)	(58,846)	(1,230)	(684)	(1,554)	(1,750)
Fair value of plan assets at end of period	$883,265	$796,379	$—	$—	$—	$—
Funded status at end of period	$70,516	$65,584	$(32,696)	$(33,184)	$(36,779)	$(41,997)
Amounts recognized on balance sheet:
Non-current assets	$70,594	$65,927	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(1,880)	(1,752)	(2,490)	(2,708)
Non-current liabilities	(78)	(343)	(30,816)	(31,432)	(34,289)	(39,289)
Ending balance	$70,516	$65,584	$(32,696)	$(33,184)	$(36,779)	$(41,997)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$4,021	$5,217	$(641)	$631	$(4,847)	$(472)
Net (gain) loss	275,146	276,450	7,815	9,161	(12,235)	(10,409)
Ending balance	$279,167	$281,667	$7,174	$9,792	$(17,082)	$(10,881)

The accumulated benefit obligation of the qualified pension plans was $766.2 million and $693.9 million at August 31, 2016 and 2015, respectively. The accumulated benefit obligation of the non-qualified pension plans was $23.7 million and $23.6 million at August 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

One significant assumption for pension plan accounting is the discount rate. Historically, we have selected a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a high-quality corporate bond yield curve for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The corporate bond yield curve is comprised of high-quality fixed income debt instruments available at the measurement date. At August 31, 2016, we changed to use an individual spot-rate approach, discussed below. This alternative approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.
As of August 31, 2016, we changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other post retirement benefits. This change in methodology is expected to result in a decrease in the service and interest cost components for the pension and other post retirement benefit costs beginning in fiscal 2017. We historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2017, we elected to utilize a full-yield curve approach in the determination of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations at August 31, 2016, the net periodic cost recognized in fiscal 2016 or the ultimate benefit payment that must be made in the future. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Components of net periodic benefit costs for the years ended August 31, 2016, 2015 and 2014 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$37,533	$36,006	$30,417	$1,035	$875	$860	$1,412	$1,513	$1,729
Interest cost	30,773	28,046	29,900	1,406	1,414	1,660	1,709	1,489	1,918
Expected return on assets	(48,055)	(49,746)	(47,655)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	—	—	1,635	—	—	—	—
Prior service cost (credit) amortization	1,606	1,631	1,593	228	228	229	(120)	(426)	(493)
Actuarial loss amortization	19,016	19,621	18,228	692	1,058	957	(464)	(431)	(180)
Net periodic benefit cost	$40,873	$35,558	$32,483	$3,361	$5,210	$3,706	$2,537	$2,145	$2,974
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	4.20%	4.00%	4.80%	4.20%	4.00%	4.50%	4.20%	4.20%	3.75%
Expected return on plan assets	6.00%	6.50%	6.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.90%	4.90%	4.85%	4.90%	5.15%	4.75%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Discount rate	3.60%	4.20%	4.00%	3.30%	4.50%	4.50%	3.30%	3.75%	4.60%
Rate of compensation increase	5.60%	4.90%	4.90%	5.60%	4.80%	4.80%	N/A	N/A	N/A

The estimated amortization in fiscal 2017 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (benefit)	$1,563	$19	$(565)
Amortization of net actuarial (gain) loss	26,969	546	(913)

For measurement purposes, a 7.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2016. The rate was assumed to decrease gradually to 4.5% by 2025 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$280	$(240)
Effect on postretirement benefit obligation	2,700	(2,300)

We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $29.5 million, $27.4 million and $24.6 million, for the years ended August 31, 2016, 2015 and 2014, respectively.

We voluntarily contributed $43.3 million to qualified pension plans in fiscal 2016. Based on the funded status of the qualified pension plans as of August 31, 2016, we do not believe we will be required to contribute to these plans in fiscal 2017, although we may voluntarily elect to do so. We expect to pay $4.4 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2017.

Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
			Gross
	(Dollars in thousands)
2017	$48,399	$1,880	$2,490
2018	62,579	2,360	2,560
2019	68,104	2,360	2,670
2020	67,913	2,350	2,760
2021	71,891	2,540	2,850
2022-2026	400,300	16,370	14,690

We have trusts that hold the assets for the defined benefit plans. CHS has a qualified plan committee that sets investment guidelines with the assistance of external consultants. Investment objectives for the plans' assets are as follows:

•	optimization of the long-term returns on plan assets at an acceptable level of risk;

•	maintenance of a broad diversification across asset classes and among investment managers; and

•	focus on long-term return objectives.

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Our pension plans' investment policy strategy is such that liabilities match assets. This is being accomplished through the asset portfolio mix by reducing volatility and de-risking the plans. The plans’ target allocation percentages range between 35% and 55% for fixed income securities, and range between 45% and 65% for equity securities. An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. We generally use long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The committees believe that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

Our pension plans’ recurring fair value measurements by asset category at August 31, 2016 and 2015 are presented in the tables below:

	2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$4,841	$—	$—	$4,841
Equities:
Mutual funds	507	—	—	507
Common/collective trust at net asset value (1)	—	—	—	228,717
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	551,604
Partnership and joint venture interests measured at net asset value (1)	—	—	—	95,744
Other assets measured at net asset value (1)	—	—	—	1,852
Total	$5,348	$—	$—	$883,265

	2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$4,882	$—	$—	$4,882
Equities:
Mutual funds	91,619	—	—	91,619
Common/collective trust at net asset value (1)	—	—	—	194,463
Fixed income securities:
Mutual funds	133,556	20,560	—	154,116
Common/collective trust at net asset value (1)	—	—	—	296,684
Partnership and joint venture interests measured at net asset value (1)	—	—	—	52,640
Other assets measured at net asset value (1)	—	—	—	1,975
Total	$230,057	$20,560	$—	$796,379

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common/Collective trust investments can be redeemed daily and without restriction. Redemption of the entire investment balance generally requires a 45 to 60 day notice period. The equity funds provide exposure to large, mid and small cap U.S. equities, international large and small cap equities and emerging market equities. The fixed income funds provide exposure to U.S., international and emerging market debt securities. Common/Collective trusts measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy in accordance with ASC Topic 820-10, Fair Value Measurement.

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

We are one of approximately 400 employers that contribute to the Co-op Retirement Plan ("Co-op Plan"), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in the Co-op Plan for the years ended August 31, 2016, 2015, and 2014 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2016	2015	2014	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,862	$2,021	$2,079	N/A	N/A

Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

The Pension Protection Act of 2006 ("PPA") does not apply to the Co-op Plan because it is covered and defined as a single-employer plan. There is a special exemption for cooperative plans defining them as a the single-employer plan as long as the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2016 and 2015 are for the Co-op Plan's year-end at March 31, 2015 and 2014, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2016, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11        Segment Reporting

We are an integrated agricultural enterprise, providing grain, foods and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products, and the production and marketing of ethanol. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into four reportable segments: Energy, Ag, Nitrogen Production and Foods.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which was completed in February 2016 and which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase granular urea and UAN annually from CF Nitrogen to a specified annual quantity. The addition of the Nitrogen Production segment had no impact on historically reported segment results and balances as this segment came into existence in fiscal 2016. Our Foods segment consists solely of our equity method investment in Ventura Foods. In prior years Ventura Foods was reported as a component of Corporate and Other because it was an insignificant operating segment. Historically reported segment results and balances have been revised to reflect the addition of the Foods segment. There were no changes to the composition of our Energy or Ag segments as a result of the addition of the Nitrogen Production or Foods segments. Corporate and Other primarily represents our non-consolidated wheat milling operations, as well as our business solutions operations, which consists of commodities hedging, insurance and financial services related to crop production.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO. In our Nitrogen Production segment, this consists of our 11.4% membership interest (based on product tons) in CF Nitrogen. In our Foods segment, this consists of our 50% ownership in Ventura Foods. In Corporate and Other, this principally includes our 12% ownership in Ardent Mills. See Note 4, Investments for more information on these entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the years ended August 31, 2016, 2015 and 2014 is presented in the tables below. We have previously revised amounts for the year ended August 31, 2014 in the table below to include activity and amounts related to capital leases that were previously accounted for as operating leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2016:
Revenues	$5,789,307	$24,849,634	$—	$—	$92,725	$(384,463)	$30,347,203
Operating earnings	248,173	52,334	(6,193)	(7,719)	23,601	—	310,196
(Gain) loss on investments	—	(6,157)	—	—	(3,095)	—	(9,252)
Interest expense, net	(22,531)	35,199	34,437	2,692	25,550	—	75,347
Equity (income) loss from investments	(4,739)	(7,644)	(74,700)	(75,175)	(13,519)	—	(175,777)
Income before income taxes	$275,443	$30,936	$34,070	$64,764	$14,665	$—	$419,878
Intersegment revenues	$(341,765)	$(40,336)	$—	$—	$(2,362)	$384,463	$—
Capital expenditures	$376,841	$260,865	$—	$—	$55,074	$—	$692,780
Depreciation and amortization	$193,525	$230,172	$—	$—	$23,795	$—	$447,492
Total assets as of August 31, 2016	$4,306,297	$7,002,916	$2,796,323	$369,487	$2,842,686	$—	$17,317,709

	Energy	Ag	Foods	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2015:
Revenues	$8,694,326	$26,311,350	$—	$74,828	$(498,062)	$34,582,442
Operating earnings	523,451	190,860	(1,454)	2,555	—	715,412
(Gain) loss on investments	—	(2,875)	—	(2,364)	—	(5,239)
Interest expense, net	(12,350)	56,380	3,854	12,449	—	60,333
Equity (income) loss from investments	(2,330)	(12,293)	(67,955)	(25,272)	—	(107,850)
Income before income taxes	$538,131	$149,648	$62,647	$17,742	$—	$768,168
Intersegment revenues	$(483,989)	$(11,403)	$—	$(2,670)	$498,062	$—
Capital expenditures	$696,825	$417,950	$—	$72,015	$—	$1,186,790
Depreciation and amortization	$148,292	$192,438	$—	$14,692	$—	$355,422
Total assets as of August 31, 2015	$4,624,471	$7,814,689	$347,748	$2,441,404	$—	$15,228,312

	Energy	Ag	Foods	Corporate and Other	Reconciling Amounts	Total
For the year ended August 31, 2014:	(Dollars in thousands)
Revenues	$12,181,212	$31,022,507	$—	$73,827	$(613,513)	$42,664,033
Operating earnings	793,924	249,944	(1,292)	7,372	—	1,049,948
(Gain) loss on investments	—	(1,949)	—	(112,213)	—	(114,162)
Interest expense, net	69,522	60,742	5,419	4,570	—	140,253
Equity (income) loss from investments	(4,014)	(22,279)	(55,104)	(26,049)	—	(107,446)
Income before income taxes	$728,416	$213,430	$48,393	$141,064	$—	$1,131,303
Intersegment revenues	$(600,433)	$(9,960)	$—	$(3,120)	$613,513	$—
Capital expenditures	$539,170	$329,613	$—	$50,293	$—	$919,076
Depreciation and amortization	$137,408	$157,102	$—	$11,737	$—	$306,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic locations in which the sales originated, for the years ended August 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in millions)
North America	$23,276	$27,821	$38,287
South America	1,847	1,529	2,133
Europe, the Middle East and Africa (EMEA)	4,166	4,221	1,602
Asia Pacific (APAC)	1,058	1,011	642
Total	$30,347	$34,582	$42,664

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

	August 31, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$500,192	$—	$23,689	$476,503
Foreign exchange derivatives	21,551	—	9,187	12,364
Interest rate derivatives - hedge	22,078	—	—	22,078
Total	$543,821	$—	$32,876	$510,945
Derivative Liabilities:
Commodity and freight derivatives	$491,302	$811	$23,689	$466,802
Foreign exchange derivatives	22,289	—	9,187	13,102
Interest rate derivatives - non-hedge	8	—	—	8
Total	$513,599	$811	$32,876	$479,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	August 31, 2015
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$476,071	$—	$58,401	$417,670
Foreign exchange derivatives	23,154	—	11,682	11,472
Interest rate derivatives - hedge	14,216	—	—	14,216
Total	$513,441	$—	$70,083	$443,358
Derivative Liabilities:
Commodity and freight derivatives	$427,052	$11,482	$58,401	$357,169
Foreign exchange derivatives	37,598	—	11,682	25,916
Interest rate derivatives - hedge	6,058	—	—	6,058
Interest rate derivatives - non-hedge	61	—	—	61
Total	$470,769	$11,482	$70,083	$389,204

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2016, 2015, and 2014. We have revised the information that we have historically included in this table below to correct for errors in the previously disclosed amounts. Although such gains and losses have been and continue to be appropriately recorded in the Consolidated Statements of Operations, the previous disclosures did not accurately reflect the derivative gains and losses in each period. These revisions did not materially impact our consolidated financial statements.

	Location of Gain (Loss)	2016	2015	2014
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$(49,975)	$143,314	$128,992
Foreign exchange derivatives	Cost of goods sold	(10,904)	8,962	(4,920)
Foreign exchange derivatives	Marketing, general and administrative	(97)	3,589	(1,006)
Interest rate derivatives	Interest expense, net	(6,292)	107	114
Total		$(67,268)	$155,972	$123,180

Commodity and Freight Contracts:

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

Our use of hedging reduces the exposure to price volatility by protecting against adverse short-term price movements, but it also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted on regulated commodity futures exchanges but may also include over-the-counter derivative instruments when deemed appropriate. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that fertilizer and propane contracts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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
Our policy is to manage our commodity price risk exposure according to internal polices and in alignment with our tolerance for risk. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net position limits. These limits are defined for each commodity and business unit, and may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate compliance team, with day to day monitoring procedures managed within each individual business unit to ensure any limits overage is explained and exposures reduced or a temporary limit increase is established if needed. The position limits are reviewed, at least annually, with senior leadership and the Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.
The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage these risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we primarily transact in exchange traded instruments or enter into over-the-counter derivatives that clear through a designated clearing organization, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.
As of August 31, 2016 and 2015, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	2016		2015
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	774,279	995,396	711,066	895,326
Energy products - barrels	14,740	6,470	17,238	11,676
Processed grain and oilseed - tons	541	2,060	706	2,741
Crop nutrients - tons	108	135	48	116
Ocean and barge freight - metric tons	4,406	877	5,916	1,962
Rail freight - rail cars	205	79	297	122
Natural gas - MMBtu	3,550	300	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Exchange Contracts:

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to immaterial risks relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $802.2 million and $1.3 billion as of August 31, 2016 and August 31, 2015, respectively.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of August 31, 2016 and 2015, we have certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $420.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the years ended August 31, 2016 and 2015, we recorded offsetting fair value adjustments of $9.8 million and $8.0 million, respectively, with no ineffectiveness recorded in earnings.

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

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2016, 2015, and 2014:

	2016	2015	2014
	(Dollars in thousands)
Interest rate derivatives	$(10,070)	$(4,078)	$(10,580)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the years ended August 31, 2016, 2015, and 2014:

	Location of Gain (Loss)	2016	2015	2014
		(Dollars in thousands)
Interest rate derivatives	Interest expense, net	$(5,071)	$(792)	$12,727

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

The following tables present assets and liabilities, included on our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine these fair values. Assets and liabilities are classified, in their entirety, based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring fair value measurements at August 31, 2016 and 2015 are as follows:

	2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$62,538	$437,654	$—	$500,192
Foreign currency derivatives	—	21,551	—	21,551
Interest rate swap derivatives	—	22,078	—	22,078
Deferred compensation assets	50,099	—	—	50,099
Other assets	12,678	—	—	12,678
Total	$125,315	$481,283	$—	$606,598
Liabilities:
Commodity and freight derivatives	$22,331	$468,971	$—	$491,302
Foreign currency derivatives	—	22,289	—	22,289
Interest rate swap derivatives	—	8	—	8
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	15,051	15,051
Total	$22,331	$491,268	$15,051	$528,650

	2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$46,976	$429,094	$—	$476,070
Foreign currency derivatives	—	23,155	—	23,155
Interest rate swap derivatives	—	14,216	—	14,216
Deferred compensation assets	72,571	—	—	72,571
Other assets	10,905	—	—	10,905
Total	$130,452	$466,465	$—	$596,917
Liabilities:
Commodity and freight derivatives	$58,873	$368,179	$—	$427,052
Foreign currency derivatives	—	37,598	—	37,598
Interest rate swap derivatives	—	6,119	—	6,119
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	75,982	75,982
Total	$58,873	$411,896	$75,982	$546,751

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense, net. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information about interest rates swaps designated as fair value and cash flow hedges.

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

Accrued liability for contingent crack spread payments related to purchase of CHS McPherson (formerly NCRA) noncontrolling interests — The fair value of the contingent consideration liability was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value
Item	August 31, 2016	Valuation Technique	Unobservable Input	Input Used
(Dollars in thousands)
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	$15,051	Adjusted Black-Scholes option pricing model	Forward crack spread margin on August 31, 2016 (a)	$16.43
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	152.65%
			Risk-free interest rate (d)	0.94%
			Expected life - years (e)	1.00
(a) Represents forward crack spread margin quotes and management estimates based on the future settlement date.
(b) Represents the minimum contractual threshold that would require settlement with the counterparties.
(c) Represents quarterly adjusted volatility estimates derived from daily historical market data.
(d) Represents yield curves for U.S. Treasury securities.
(e) Represents the number of years remaining related to the final contingent payment.

Valuation processes for Level 3 measurements — Management is responsible for determining the fair value of our Level 3 financial instruments. Option pricing methods are utilized, as indicated above. Inputs used in the option pricing models are based on quotes obtained from third party vendors. Each reporting period, management reviews the unobservable inputs provided by third-party vendors for reasonableness utilizing relevant information available to us. Management also takes into consideration current and expected market trends and compares the liability’s fair value to hypothetical payments using known historical market data to assess reasonableness of the resulting fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended August 31, 2016 and 2015:

	Level 3 Liabilities
	Accrued Liability for Contingent Crack Spread Payments Related to Purchase of Noncontrolling Interests
	2016	2015
	(Dollars in thousands)
Balance - beginning of year	$75,982	$114,917
Amounts currently payable	—	(2,625)
Total (gains) losses included in cost of goods sold	(60,931)	(36,310)
Balance - end of year	$15,051	$75,982

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the years ended August 31, 2016 and 2015.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $133.8 million were outstanding on August 31, 2016. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees are current as of August 31, 2016.

Credit Commitments

CHS Capital has commitments to extend credit to customers as long as there is no violation of any condition established in the contracts. As of August 31, 2016, CHS Capital’s customers have additional available credit of $1.0 billion.

Lease Commitments

We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Our operating leases, which are primarily for rail cars, equipment, vehicles and office space have remaining terms of one to 15 years. Total rental expense for operating leases was $74.7 million, $56.7 million and $47.4 million for the years ended August 31, 2016, 2015 and 2014, respectively. We lease certain rail cars, equipment, vehicles and other assets under capital lease arrangements. These assets are included in property, plant and equipment, net on our Consolidated Balance Sheets while the corresponding capital lease obligations are included in long-term debt. See Note 5, Property, Plant and Equipment and Note 7, Notes Payable and Long-Term Debt for more information about capital leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum future lease payments required under noncancelable operating leases as of August 31, 2016 are as follows:

(Dollars in thousands)
2017	$65,714
2018	52,834
2019	41,406
2020	32,527
2021	30,752
Thereafter	81,574
Total minimum future lease payments	$304,807

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2016, minimum future payments required under long-term commitments that are noncancelable, and that third parties have used to secure financing for the facilities that will provide the contracted goods, are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term unconditional purchase obligations	$767,943	$60,655	$108,120	$113,553	$485,615

The discounted, aggregate amount of the minimum required payments under long-term unconditional purchase obligations, based on current exchange rates at August 31, 2016, is $627.2 million. Total payments under these arrangements were $88.0 million, $66.8 million and $65.5 million for the years ended August 31, 2016, 2015 and 2014, respectively.

Note 15        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2016, 2015 and 2014 is included in the table below. We have previously revised amounts for the year ended August 31, 2014 in this table related to interest, capital expenditures and capital leases. See Note 18, Correction of Immaterial Errors for more information on the nature and amounts of these revisions.

	2016	2015	2014
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$147,089	$130,571	$166,524
Income taxes	5,184	54,229	23,363
Other significant noncash investing and financing transactions:
Capital expenditures and major repairs incurred but not yet paid (1)	44,307	60,226	64,825
Capital lease obligations incurred	23,921	9,741	62,425
Capital equity certificates redeemed with preferred stock	76,756	—	200,000
Capital equity certificates issued in exchange for Ag acquisitions	19,089	15,618	14,278
Accrual of dividends and equities payable	198,031	384,427	409,961
Noncash consideration for Ag acquisition	14,586	—	—
Payable for Ag acquisitions	4,211	—	—
Assets contributed to Ardent Mills joint venture	—	—	205,040

(1)
Represents acquisition of property, plant and equipment and capitalized major maintenance costs for which cash payments have not yet been made as of the end of each fiscal period presented. Acquiring or constructing property, plant and equipment by incurring a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on our Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities.

Note 16        Related Party Transactions

Related party transactions with equity investees for the years ended August 31, 2016, 2015 and 2014, respectively, and balances as of August 31, 2016 and 2015, respectively, are as follows:

	2016	2015	2014
	(Dollars in thousands)
Sales	$2,728,793	$2,310,875	$3,247,197
Purchases	1,707,990	1,762,663	1,648,030

	2016	2015
	(Dollars in thousands)
Due from related parties	$25,386	$73,000
Due to related parties	40,543	6,656

The related party transactions were primarily with CF Nitrogen, TEMCO, Horizon Milling, Ardent Mills and Ventura Foods.

Note 17        Acquisitions

During the year ended August 31, 2016, we acquired various businesses primarily in our Ag segment for $50.3 million in consideration. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements.

During the year ended August 31, 2015, we acquired various businesses in our Ag segment for $321.0 million in consideration. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements. Included among these transactions was the June 2015 acquisition of Patriot Holdings, LLC, which operates an ethanol plant that has expanded our grain origination opportunities and increased our renewable fuels capacity. Additionally, we acquired Northstar Agri Industries, a canola processing and refining business in July 2015. The acquisition expanded our oilseed processing platform to include canola in addition to soybeans, expanded our oil product offerings to global food companies, and linked growers selling canola seed to CHS to an integrated supply chain. The allocation of consideration for net assets acquired in our aggregate acquisitions during the year ended August 31, 2015 is summarized as follows:

(Dollars in thousands)
Current assets	$60,577
Property, plant and equipment	312,288
Goodwill	423
Other assets	16,118
Current liabilities	(60,127)
Other liabilities	(8,261)
Total net assets acquired	$321,018

During the year ended August 31, 2014, we acquired various businesses primarily in our Ag segment for $281.5 million in consideration. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements. Included among these transactions was the acquisition of Illinois River Energy LLC, which operates an ethanol plant that expanded our grain origination opportunities and increased renewable fuels capacity. Additionally, we acquired the fertilizer business and assets of Terral RiverService, a transportation service company specializing in the bulk storage and handling of dry and liquid materials along the Mississippi River system, the Gulf Intracoastal Waterway and inland waterways of Louisiana and southern Arkansas. See Note 6, Other Assets for information about the amounts of goodwill and intangible assets recorded as a result of these transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CHS McPherson Refinery Inc. (formerly National Cooperative Refinery Association or "NCRA")
In November 2011, our Board of Directors approved a stock transfer agreement between us and GROWMARK, Inc. ("Growmark"), and a stock transfer agreement between us and MFA Oil Company ("MFA"). Pursuant to these agreements, we began to acquire from Growmark and MFA shares of Class A common stock and Class B common stock of NCRA representing approximately 25.6% of NCRA’s outstanding capital stock. Prior to the first closing, we owned the remaining approximately 74.4% of NCRA’s outstanding capital stock as of August 31, 2012 and accordingly, upon completion of the acquisitions described by these agreements, NCRA would be a wholly-owned subsidiary. As of August 31, 2015, our ownership was 88.9% and with the final closing in September 2015, our ownership increased to 100%. The entity is now known as CHS McPherson Refinery Inc. ("CHS McPherson").

Pursuant to the agreement with Growmark, we acquired stock representing approximately 18.6% of NCRA’s outstanding capital stock in four separate closings held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $255.5 million (approximately $48.0 million of which was paid through each of the first three closings, and $111.4 million of which was paid at the final closing in September 2015). In addition, Growmark is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

Pursuant to the agreement with MFA, we acquired stock representing approximately 7.0% of NCRA’s outstanding capital stock in four separate closings held on September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015, for an aggregate base purchase price of $95.5 million (approximately $18.0 million of which was paid through each of the first three closings, and $41.6 million of which was paid at the final closing in September 2015). In addition, MFA is entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with MFA, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date falls exceeds a specified target.

As of August 31, 2016 and 2015, the amounts recognized in other liabilities on our Consolidated Balance Sheets for these contingent consideration arrangements are $15.1 million and $76.0 million, respectively. Corresponding gains of $60.9 million and $36.3 million are included in cost of goods sold in our Consolidated Statements of Operations for the years ended August 31, 2016 and 2015, respectively. The first contingent consideration payment in the amount of $16.5 million was made in October 2013; and based on the average crack spread margins during fiscal 2014, no payment was made in October 2014. As of August 31, 2015, $2.6 million was recorded as a current liability and was subsequently paid in October 2015. Based on the average crack spread margin during fiscal 2016, no payment was made in October 2016.

In accordance with ASC Topic 480, patronage earned by Growmark and MFA has been included as interest expense in our Consolidated Statements of Operations. No interest was recognized during the year ended August 31, 2016. During the years ended August 31, 2015 and 2014, $31.0 million and $65.5 million, respectively, was recognized as interest expense for the patronage earned by Growmark and MFA.

Note 18        Correction of Immaterial Errors

Lease Accounting:

We lease rail cars, equipment, vehicles and other assets under noncancelable lease agreements for use in our agricultural and transportation operations in both our Energy and Ag segments. During the fourth quarter of fiscal 2015, we determined that we had historically applied the accounting principles of ASC Topic 840, Leases, incorrectly by accounting for our lease arrangements as operating leases. We subsequently determined that certain of our leases met, at lease inception, one or more of the ASC 840-10-25-1 criteria that require a lease to be classified and accounted for as a capital lease. Prior period amounts in the financial statements, notes thereto and related disclosures were revised at that time.

Statement of Cash Flows Presentation:

During the fourth quarter of fiscal 2015, we determined that our historical presentation of cash flows related to the acquisition of property, plant and equipment and expenditures for major repairs was incorrect. Amounts presented as cash outflows in prior periods included acquisitions of assets for which cash had not yet been paid, resulting in misstatements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

both investing and operating cash flows. Prior period amounts in the financial statements, notes thereto and related disclosures were corrected at that time.

Materiality Assessment:

We assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), our consolidated financial statements as of August 31, 2014 and for the year ended August 31, 2014, which are presented herein, were revised. The following are selected line items from our consolidated financial statements illustrating the effects of these revisions:

	CONSOLIDATED STATEMENT OF OPERATIONS
	For the Year Ended August 31, 2014
	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cost of goods sold	$41,016,798	$(5,311)	$41,011,487
Gross profit	1,647,235	5,311	1,652,546
Operating earnings	1,044,637	5,311	1,049,948
Interest expense, net	134,942	5,311	140,253
Income before income taxes	1,131,303	—	1,131,303

	CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended August 31, 2014
	As Previously Reported	Revision	As Revised
	(Dollars in thousands)
Cash flows from operating activities:
Depreciation and amortization	$267,167	$39,080	$306,247
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts payable and accrued expenses	(164,616)	(25,187)	(189,803)
Net cash provided by (used in) operating activities	1,427,351	13,893	1,441,244
Cash flows from investing activities:
Acquisition of property, plant and equipment	(943,888)	24,812	(919,076)
Expenditures for major repairs	(3,305)	375	(2,930)
Net cash provided by (used in) investing activities	(1,341,582)	25,187	(1,316,395)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(39,871)	(39,871)
Other financing activities, net	(447)	791	344
Net cash provided by (used in) financing activities	240,530	(39,080)	201,450