Form 10-Q
period 2016-11-30
CHS INC
filed 2017-01-12
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2016.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2016.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission ("SEC"), including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2016	August 31, 2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$515,484	$279,313
Receivables	3,052,989	2,880,763
Inventories	3,117,935	2,370,699
Derivative assets	419,103	543,821
Margin deposits	312,899	310,276
Supplier advance payments	480,709	347,600
Other current assets	189,896	202,708
Total current assets	8,089,015	6,935,180
Investments	3,828,899	3,795,976
Property, plant and equipment	5,443,079	5,488,323
Other assets	1,069,468	1,092,656
Total assets	$18,430,461	$17,312,135
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$3,227,564	$2,731,479
Current portion of long-term debt	206,894	214,329
Customer margin deposits and credit balances	180,850	208,991
Customer advance payments	544,266	412,823
Accounts payable	2,568,533	1,819,049
Derivative liabilities	317,505	513,599
Accrued expenses	389,321	422,494
Dividends and equities payable	275,448	198,031
Total current liabilities	7,710,381	6,520,795
Long-term debt	1,958,907	2,082,876
Long-term deferred tax liabilities	497,283	487,762
Other liabilities	332,610	354,452
Commitments and contingencies
Equities:
Preferred stock	2,244,132	2,244,132
Equity certificates	4,208,336	4,237,174
Accumulated other comprehensive loss	(226,220)	(211,726)
Capital reserves	1,691,603	1,582,380
Total CHS Inc. equities	7,917,851	7,851,960
Noncontrolling interests	13,429	14,290
Total equities	7,931,280	7,866,250
Total liabilities and equities	$18,430,461	$17,312,135

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30
	2016	2015
	(Dollars in thousands)
Revenues	$8,048,250	$7,728,792
Cost of goods sold	7,695,553	7,316,974
Gross profit	352,697	411,818
Marketing, general and administrative	166,206	152,004
Operating earnings (loss)	186,491	259,814
(Gain) loss on investments	7,401	(5,672)
Interest expense	38,265	9,051
Other income	(44,401)	(2,058)
Equity (income) loss from investments	(40,328)	(31,362)
Income (loss) before income taxes	225,554	289,855
Income tax expense (benefit)	16,612	23,681
Net income (loss)	208,942	266,174
Net income (loss) attributable to noncontrolling interests	(208)	(301)
Net income (loss) attributable to CHS Inc.	$209,150	$266,475

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30
	2016	2015
	(Dollars in thousands)
Net income (loss)	$208,942	$266,174
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,011 and $1,760, respectively	3,239	3,201
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $482 and $363, respectively	777	560
Cash flow hedges, net of tax expense (benefit) of $406 and $(2,697), respectively	654	(4,334)
Foreign currency translation adjustment, net of tax expense (benefit) of $(209) and $0, respectively	(19,164)	(2,980)
Other comprehensive income (loss), net of tax	(14,494)	(3,553)
Comprehensive income (loss)	194,448	262,621
Less: comprehensive income (loss) attributable to noncontrolling interests	(208)	(301)
Comprehensive income (loss) attributable to CHS Inc.	$194,656	$262,922

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$208,942	$266,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	121,372	100,350
Amortization of deferred major repair costs	18,302	18,518
(Income) loss from equity investments	(40,328)	(31,362)
Provision for doubtful accounts	27,812	2,945
Distributions from equity investments	16,393	22,991
(Gain) loss on disposition of property, plant and equipment	(5,244)	(1,611)
(Gain) loss on investments	7,401	(5,672)
Unrealized (gain) loss on crack spread contingent liability	(6,770)	(32,289)
Deferred taxes	6,199	7,409
Other, net	10,706	10,927
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,555)	(24,110)
Inventories	(754,253)	(466,554)
Derivative assets	110,306	72,117
Margin deposits	(2,623)	59,942
Supplier advance payments	(133,109)	(358,194)
Other current assets and other assets	12,082	50,348
Customer margin deposits and credit balances	(28,141)	(22,038)
Customer advance payments	131,444	261,931
Accounts payable and accrued expenses	743,427	596,881
Derivative liabilities	(195,545)	(107,373)
Other liabilities	6,599	(5,231)
Net cash provided by (used in) operating activities	238,417	416,099
Cash flows from investing activities:
Acquisition of property, plant and equipment	(116,986)	(251,678)
Proceeds from disposition of property, plant and equipment	2,574	2,931
Expenditures for major repairs	(239)	(18,897)
Investments in joint ventures and other	—	(12,709)
Proceeds from sale of investments	—	17,990
Changes in notes receivable, net	(211,126)	(137,599)
Other investing activities, net	(1,245)	(518)
Net cash provided by (used in) investing activities	(327,022)	(400,480)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	10,300,476	2,524,577
Payments on lines of credit, long term-debt and capital lease obligations	(9,936,369)	(2,034,405)
Mandatorily redeemable noncontrolling interest payments	—	(153,022)
Payments on crack spread contingent liability	—	(2,625)
Changes in checks and drafts outstanding	14,334	(4,811)
Preferred stock dividends paid	(41,825)	(40,500)
Retirements of equities	(9,528)	(3,314)
Other financing activities, net	384	—
Net cash provided by (used in) financing activities	327,472	285,900
Effect of exchange rate changes on cash and cash equivalents	(2,696)	1,928
Net increase (decrease) in cash and cash equivalents	236,171	303,447
Cash and cash equivalents at beginning of period	279,313	953,813
Cash and cash equivalents at end of period	$515,484	$1,257,260

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of November 30, 2016, the Consolidated Statements of Operations for the three months ended November 30, 2016, and 2015, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2016, and 2015, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2016, and 2015, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2016, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

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

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2016, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC").

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

Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Consolidated Balance Sheets under Accounting Standards Codification ("ASC") Topic 210-20, Balance Sheet - Offsetting.

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

For the three months ended November 30, 2016 and 2015, turnaround expenditures were $0.3 million and $18.9 million, respectively.

Recent Accounting Pronouncements

Adopted

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This ASU requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. This ASU was effective for us beginning September 1, 2016, for our fiscal year 2017 and for interim periods within the fiscal year. As a result, $5.6 million of deferred issuance costs related to private placement debt and bank financing have been reclassified from other assets to long-term debt as of August 31, 2016.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. At August 31, 2016, we had unamortized deferred financing costs related to our line of credit arrangements, and we will continue to present debt issuance costs related to line of credit arrangements as an asset in our Consolidated Balance Sheets.

Not Yet Adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted, including in an interim period. The amendments in this ASU should be applied retrospectively to all periods presented. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840 - Leases. The amendments within this ASU introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. This ASU does not make fundamental changes to existing lessor accounting; however, it does modify what constitutes a sales-type or direct financing lease and the related accounting, and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09. The guidance also eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. Entities are required to apply the standard’s provisions using a modified retrospective approach at the beginning of the earliest comparative period presented in the year of adoption. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments within this ASU provide a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU includes a five step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. This ASU also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of adoption for CHS to September 1, 2018. The FASB issued four subsequent ASUs in 2016 containing implementation guidance related to ASU No. 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which contains certain corrections and clarifications to increase stakeholders’ awareness of the proposals and to expedite improvements. ASU No. 2014-09 permits the use of either a full or modified retrospective method upon adoption. Although early application as of the original date is permitted, we expect to adopt ASU No. 2014-09 and the related ASUs on September 1, 2018, in the first quarter of fiscal 2019. We are continuing to evaluate the effect this guidance will have on our consolidated financial statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2        Receivables

	November 30, 2016	August 31, 2016
	(Dollars in thousands)
Trade accounts receivable	$1,663,377	$1,804,646
CHS Capital notes receivable	1,064,702	858,805
Other	516,366	380,956
	3,244,445	3,044,407
Less allowances and reserves	191,456	163,644
Total receivables	$3,052,989	$2,880,763

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economic status of, our customers. The carrying value of CHS Capital, LLC ("CHS Capital") short-term notes receivable approximates fair value, given the notes' short duration and the use of market pricing adjusted for risk. Other receivables is comprised of certain other amounts recorded in the normal course of business, including receivables related to valued added taxes and production cost financing.

CHS Capital has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principal balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years of $318.8 million and $322.4 million at November 30, 2016, and August 31, 2016, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of November 30, 2016, and August 31, 2016, the commercial notes represented 39% and 26%, respectively, and the producer notes represented 61% and 74%, respectively, of the total CHS Capital notes receivable. As of November 30, 2016, a single producer borrower accounted for 19% of the total outstanding CHS Capital short-term and long-term notes receivable. These notes were originated in the midwestern region of the United States and are collateralized by inventories (typically crops), personal property and mortgages which we have access to inspect. No other third party borrower accounted for more than 10% of the total outstanding CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. The accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. We do not consider the amount of CHS Capital notes past due to be material at any reporting date presented. Past due amounts were approximately 3.0% and 2.5% of the total CHS Capital notes outstanding as of November 30, 2016 and August 31, 2016, respectively.

Specific and general loan loss reserves related to CHS Capital totaled $71.9 million and $45.8 million at November 30, 2016, and August 31, 2016, respectively. Nearly all of the reserve increase was due to an increased reserve associated with the single producer borrower discussed above. In determining the amount of reserve necessary for this producer borrower, we used a probability-weighted model incorporating various assumptions primarily related to the valuation of inventory, personal property and mortgages used as collateral. The reserve represents our best estimate based upon current facts and circumstances. Future market conditions for commodity prices, real estate, and agricultural yields are uncertain and future developments in those market conditions or changes to the assumptions used in the reserve analysis may cause us to record adjustments to the amount of the reserve for this borrower, which adjustments may be material.

CHS Capital has commitments to extend credit to customers as long as there are no violations of any contractually established conditions. As of November 30, 2016, customers of CHS Capital had additional available credit of approximately $818.0 million.

Note 3        Inventories

	November 30, 2016	August 31, 2016
	(Dollars in thousands)
Grain and oilseed	$1,597,261	$937,258
Energy	699,278	729,695
Crop nutrients	235,320	217,521
Feed and farm supplies	506,514	417,431
Processed grain and oilseed	57,769	48,930
Other	21,793	19,864
Total inventories	$3,117,935	$2,370,699

As of November 30, 2016, we valued approximately 15% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or market (19% as of August 31, 2016). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $99.0 million and $93.9 million at

November 30, 2016, and August 31, 2016, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

	2016	2016
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,811,020	$2,796,323
Ventura Foods, LLC	372,049	369,487
Ardent Mills, LLC	200,980	194,986
TEMCO, LLC	42,686	44,578
Other equity method investments	273,115	263,025
Cost method investments	129,049	127,577
Total investments	$3,828,899	$3,795,976

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

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semi-annual cash distributions. For the three months ended November 30, 2016, this amount was $14.7 million, and is included as equity income from investments in our Nitrogen Production segment. No earnings were recognized for the three months ended November 30, 2015, as this period was prior to our investment.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products, and which constitutes our Foods segment. We account for Ventura Foods as an equity method investment, and as of November 30, 2016, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. The earnings are reported as equity income from investments in our Foods segment.

We have a 12% interest in Ardent Mills, LLC ("Ardent Mills"), a joint venture with Cargill Incorporated ("Cargill") and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies. We account for Ardent Mills as an equity method investment included in Corporate and Other.

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

Note 5        Goodwill and Other Intangible Assets

Goodwill of $158.8 million and $160.4 million on November 30, 2016, and August 31, 2016, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the three months ended November 30, 2016, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2016	$552	$148,916	$10,946	$160,414
Effect of foreign currency translation adjustments	—	(1,291)	—	(1,291)
Other	—	—	(372)	(372)
Balances, November 30, 2016	$552	$147,625	$10,574	$158,751

No goodwill has been allocated to our Nitrogen Production or Foods segments, which consist of investments accounted for under the equity method.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	November 30, 2016			August 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$48,818	$(13,039)	$35,779	$51,554	$(15,550)	$36,004
Trademarks and other intangible assets	31,567	(23,869)	7,698	35,015	(26,253)	8,762
Total intangible assets	$80,385	$(36,908)	$43,477	$86,569	$(41,803)	$44,766

Total amortization expense for intangible assets during the three months ended November 30, 2016 and 2015 was $1.3 million and $1.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,906
Year 2	3,885
Year 3	3,862
Year 4	3,516
Year 5	3,455

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2016.

	November 30, 2016	August 31, 2016
	(Dollars in thousands)
Notes payable	$2,315,412	$1,803,174
CHS Capital notes payable	912,152	928,305
Total notes payable	$3,227,564	$2,731,479

On November 30, 2016, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion which expires in September 2020.

Interest expense for the three months ended November 30, 2016, and 2015 was $38.3 million and $9.1 million respectively, net of capitalized interest of $1.6 million and $13.7 million, respectively.

Note 7        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period from the time of effectiveness. As of November 30, 2016, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement.

Changes in Equities

Changes in equities for the three months ended November 30, 2016, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2016	$3,932,513	$22,894	$281,767	$2,244,132	$(211,726)	$1,582,380	$14,290	$7,866,250
Reversal of prior year redemption estimate	9,528	—	—	—	—	—	—	9,528
Redemptions of equities	(8,946)	(60)	(522)	—	—	—	—	(9,528)
Preferred stock dividends	—	—	—	—	—	(41,825)	—	(41,825)
Other, net	(47)	(59)	(24)	—	—	136	(653)	(647)
Net income	—	—	—	—	—	209,150	(208)	208,942
Other comprehensive income (loss), net of tax	—	—	—	—	(14,494)	—	—	(14,494)
Estimated 2017 cash patronage refunds	—	—	—	—	—	(58,238)	—	(58,238)
Estimated 2017 equity redemptions	(28,708)	—	—	—	—	—	—	(28,708)
Balance, November 30, 2016	$3,904,340	$22,775	$281,221	$2,244,132	$(226,220)	$1,691,603	$13,429	$7,931,280

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three months ended November 30, 2016, and 2015:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2016	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)
Current period other comprehensive income (loss), net of tax	—	777	383	(19,149)	(17,989)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,239	—	271	(15)	3,495
Net other comprehensive income (loss), net of tax	3,239	777	654	(19,164)	(14,494)
Balance as of November 30, 2016	$(161,907)	$6,433	$(8,542)	$(62,204)	$(226,220)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Current period other comprehensive income (loss), net of tax	6,419	560	(4,216)	(2,980)	(217)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3,218)	—	(118)	—	(3,336)
Net other comprehensive income (loss), net of tax	3,201	560	(4,334)	(2,980)	(3,553)
Balance as of November 30, 2015	$(168,528)	$4,716	$(9,658)	$(44,290)	$(217,760)

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

Components of net periodic benefit costs for the three months ended November 30, 2016, and 2015 are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit costs for the three months ended November 30 are as follows:	(Dollars in thousands)
Service cost	$9,383	$9,383	$259	$259	$353	$353
Interest cost	7,692	7,693	352	352	427	427
Expected return on assets	(12,014)	(12,014)	—	—	—	—
Prior service cost (credit) amortization	402	402	57	57	(30)	(30)
Actuarial (gain) loss amortization	4,765	4,754	173	173	(116)	(116)
Net periodic benefit cost	$10,228	$10,218	$841	$841	$634	$634

Employer Contributions

Total contributions to be made during fiscal 2017, will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2016, we made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2017, but we may make a voluntary contribution during the fourth quarter of fiscal 2017.

Note 9        Segment Reporting

We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into four reportable segments: Energy, Ag, Nitrogen Production and Foods.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which was completed in February 2016 and which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase granular urea and UAN annually from CF Nitrogen to a specified annual quantity. The addition of our Nitrogen Production segment had no impact on historically reported segment results and balances as this segment came into existence in fiscal 2016. Our Foods segment consists solely of our equity method investment in Ventura Foods. In prior periods, Ventura Foods was reported as a component of Corporate and Other because it was an insignificant operating segment. Historically reported segment results and balances have been revised to reflect the addition of our Foods segment. There were no changes to the composition of our Energy or Ag segments as a result of the addition of our Nitrogen Production and Foods segments. Corporate and Other primarily represents our non-consolidated wheat milling operations, as well as our business solutions operations, which primarily consists of commodities hedging, insurance and financial services related to crop production.

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

Reconciling Amounts represent the elimination of revenues and interest between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2016, and 2015 is presented in the tables below.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2016:	(Dollars in thousands)
Revenues	$1,700,180	$6,435,994	$—	$—	$27,441	$(115,365)	$8,048,250
Operating earnings (loss)	72,780	109,597	(4,029)	(2,797)	10,940	—	186,491
(Gain) loss on investments	—	7,385	—	—	16	—	7,401
Interest expense	4,268	16,339	12,736	—	7,974	(3,052)	38,265
Other income	(309)	(17,923)	(29,106)	—	(115)	3,052	(44,401)
Equity (income) loss from investments	(1,162)	(5,417)	(14,696)	(13,369)	(5,684)	—	(40,328)
Income (loss) before income taxes	$69,983	$109,213	$27,037	$10,572	$8,749	$—	$225,554
Intersegment revenues	$(110,087)	$(3,765)	$—	$—	$(1,513)	$115,365	$—
Capital expenditures	$80,754	$29,226	$—	$—	$7,006	$—	$116,986
Depreciation and amortization	$54,954	$59,406	$—	$—	$7,012	$—	$121,372
Total assets at November 30, 2016	$4,243,151	$7,748,375	$2,835,125	$372,049	$3,231,761	$—	$18,430,461

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2015:	(Dollars in thousands)
Revenues	$1,705,913	$6,114,256	$—	$—	$19,895	$(111,272)	$7,728,792
Operating earnings (loss)	180,513	74,990	—	(1,951)	6,262	—	259,814
(Gain) loss on investments	—	(5,672)	—	—	—	—	(5,672)
Interest expense	(11,599)	16,782	—	822	3,655	(609)	9,051
Other income	(2)	(1,812)	—	—	(853)	609	(2,058)
Equity (income) loss from investments	(823)	(3,576)	—	(21,077)	(5,886)	—	(31,362)
Income (loss) before income taxes	$192,937	$69,268	$—	$18,304	$9,346	$—	$289,855
Intersegment revenues	$(107,103)	$(3,053)	$—	$—	$(1,116)	$111,272	$—
Capital expenditures	$132,367	$98,138	$—	$—	$21,173	$—	$251,678
Depreciation and amortization	$41,063	$55,173	$—	$—	$4,114	$—	$100,350

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

	November 30, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$364,218	$—	$24,504	$339,714
Foreign exchange derivatives	20,335	—	5,270	15,065
Interest rate derivatives - hedge	10,444	—	—	10,444
Embedded derivative asset	24,106	—	—	24,106
Total	$419,103	$—	$29,774	$389,329
Derivative Liabilities:
Commodity and freight derivatives	$300,167	$237	$24,504	$275,426
Foreign exchange derivatives	15,690	—	5,270	10,420
Interest rate derivatives - hedge	1,642	—	—	1,642
Interest rate derivatives - non-hedge	6	—	—	6
Total	$317,505	$237	$29,774	$287,494

	August 31, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$500,192	$—	$23,689	$476,503
Foreign exchange derivatives	21,551	—	9,187	12,364
Interest rate derivatives - hedge	22,078	—	—	22,078
Total	$543,821	$—	$32,876	$510,945
Derivative Liabilities:
Commodity and freight derivatives	$491,302	$811	$23,689	$466,802
Foreign exchange derivatives	22,289	—	9,187	13,102
Interest rate derivatives - non-hedge	8	—	—	8
Total	$513,599	$811	$32,876	$479,912

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2016, and 2015.

		For the Three Months Ended November 30
	Location of Gain (Loss)	2016	2015
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$18,410	$35,046
Foreign exchange derivatives	Cost of goods sold	6,024	683
Foreign exchange derivatives	Marketing, general and administrative	145	7,523
Interest rate derivatives	Interest expense	2	(704)
Embedded derivative	Other Income	29,106	—
Total		$53,687	$42,548

Commodity and Freight Contracts:

As of November 30, 2016, and August 31, 2016, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	November 30, 2016		August 31, 2016
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	698,853	992,878	774,279	995,396
Energy products - barrels	12,666	5,767	14,740	6,470
Processed grain and oilseed - tons	502	1,958	541	2,060
Crop nutrients - tons	65	209	108	135
Ocean and barge freight - metric tons	6,571	1,422	4,406	877
Rail freight - rail cars	195	77	205	79
Natural gas - MMBtu	3,706	50	3,550	300

Foreign Exchange Contracts:

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $789.1 million and $802.2 million as of November 30, 2016, and August 31, 2016, respectively.

Embedded Derivative Asset:

Under the terms of our strategic investment in CF Nitrogen, if CF Industries' credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a non-refundable annual payment of $5.0 million from CF Industries. The payment would continue on an annual basis until the date that CF Industries' credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier.
During the three months ended November 30, 2016, CF Industries' credit rating was reduced below the specified levels and we received a $5.0 million payment from CF Industries, which was recorded as a gain in our Consolidated Statement of Operations. Additionally, we recorded a $24.1 million embedded derivative asset on our Consolidated Balance Sheet and a corresponding gain in our Consolidated Statement of Operations for the fair value of the embedded derivative. See Note 11, Fair Value Measurements for more information on the valuation of the embedded derivative.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of November 30, 2016, and August 31, 2016, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the three months ended November 30, 2016, and 2015, we recorded offsetting fair value adjustments of $13.3 million and $2.3 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded an immaterial amount of losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled an additional two interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. During the third quarter of fiscal 2016, we settled the remaining two interest rate swaps, paying $5.1 million in cash upon their scheduled termination. We did not issue additional fixed-rate debt as previously planned, and we reclassified all amounts previously recorded to other comprehensive income into earnings. As of November 30, 2016, we had no outstanding cash flow hedges.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2016, and 2015.

	For the Three Months Ended November 30
	2016	2015
	(Dollars in thousands)
Interest rate derivatives	$—	$(6,818)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three months ended November 30, 2016, and 2015.

		For the Three Months Ended November 30
	Location of Gain (Loss)	2016	2015
		(Dollars in thousands)
Interest rate derivatives	Interest expense	$(440)	$(191)

Note 11        Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs or market data that a market participant would obtain from sources independent of the Company to value the asset or liability. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The fair value hierarchy consists of three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recurring fair value measurements at November 30, 2016, and August 31, 2016 are as follows:

	November 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$31,545	$332,673	$—	$364,218
Foreign currency derivatives	—	20,335	—	20,335
Interest rate swap derivatives	—	10,444	—	10,444
Deferred compensation assets	48,986	—	—	48,986
Embedded derivative asset	—	24,106	—	24,106
Other assets	13,303	—	—	13,303
Total	$93,834	$387,558	$—	$481,392
Liabilities:
Commodity and freight derivatives	$22,444	$277,723	$—	$300,167
Foreign currency derivatives	—	15,690	—	15,690
Interest rate swap derivatives	—	1,648	—	1,648
Crack spread contingent consideration liability	—	—	8,281	8,281
Total	$22,444	$295,061	$8,281	$325,786

	August 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$62,538	$437,654	$—	$500,192
Foreign currency derivatives	—	21,551	—	21,551
Interest rate swap derivatives	—	22,078	—	22,078
Deferred compensation assets	50,099	—	—	50,099
Other assets	12,678	—	—	12,678
Total	$125,315	$481,283	$—	$606,598
Liabilities:
Commodity and freight derivatives	$22,331	$468,971	$—	$491,302
Foreign currency derivatives	—	22,289	—	22,289
Interest rate swap derivatives	—	8	—	8
Crack spread contingent consideration liability	—	—	15,051	15,051
Total	$22,331	$491,268	$15,051	$528,650

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

Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense. See Note 10, Derivative Financial Instruments and Hedging Activities for additional information about interest rates swaps designated as fair value and cash flow hedges.

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

Embedded derivative asset — As of November 30, 2016, we had an embedded derivative asset of $24.1 million to reflect the fair value of an embedded derivative inherent to the agreement relating to our investment in CF Nitrogen. This asset excludes the $5.0 million contractual payment received under the agreement relating to our investment in CF Nitrogen during the three months ended November 30, 2016. The inputs into the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 10, Derivative Financial Instruments and Hedging Activities for additional information.

Crack spread contingent consideration liability — The fair value of the contingent consideration liability related to the purchase of CHS McPherson Refinery Inc., the sole owner of our McPherson, Kansas refinery, was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model uses market observable inputs and unobservable inputs. Due to significant unobservable inputs used in the pricing model, the liability is classified within Level 3.

Quantitative Information about Level 3 Fair Value Measurements
Item	Fair Value November 30, 2016 (Dollars in thousands)	Valuation Technique	Unobservable Input	Input Used
Crack spread contingent consideration liability	$8,281	Adjusted Black-Scholes option pricing model	Forward crack spread margin quotes on November 30, 2016 (a)	$9.32
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	143.31%
			Risk-free interest rate (d)	0.94%
			Expected life - years (e)	0.75
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended November 30, 2016, and 2015.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2016	2015
	(Dollars in thousands)
Balances, August 31, 2016, and 2015, respectively	$15,051	$78,982
Total (gains) losses included in cost of goods sold	(6,770)	(32,289)
Balances, November 30, 2016, and 2015, respectively	$8,281	$46,693

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three months ended November 30, 2016, and 2015.

Note 12        Commitments and Contingencies

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of November 30, 2016, our bank covenants allowed maximum guarantees of $1.0 billion, of which $137.2 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a diversified company, which provides grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers, ranchers and their member cooperatives across the United States. We also have preferred stockholders that own shares of our five series of preferred stock, which are each listed and traded on the NASDAQ Global Select Market.

We provide a full range of production agricultural inputs such as refined fuels, propane, farm supplies, animal nutrition and agronomy products, as well as services, which include hedging, financing and insurance services. We own and operate petroleum refineries and pipelines and market and distribute refined fuels and other energy products under the Cenex® brand through a network of member cooperatives and independents retailers. We purchase grains and oilseeds directly and indirectly from agricultural producers primarily in the midwestern and western United States. These grains and oilseeds are either sold to domestic and international customers or further processed by us into a variety of grain-based food products or renewable fuels.

The following discussion makes reference to our Energy, Ag, Nitrogen Production and Foods reportable segments, as well as our Corporate and Other category. See Note 9, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our reportable segments.

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

Our business is cyclical and the Ag and Energy industries have entered into a down cycle characterized by reduced commodity prices and lower margins globally. This down cycle also impacts the nitrogen fertilizer industry and, as a result, we are similarly impacted in our Nitrogen Production business. We are unable to predict how long this down cycle will last or how severe it may be. During this period, we, along with our competitors and customers, expect our revenues, margins and cash flows to be under pressure as energy and commodity prices remain low and potentially decline further. As we operate in this prolonged down cycle, we have taken and are continuing to take prudent actions regarding costs and investments, while continuing to position ourselves to take advantage of opportunities as they arise. These prudent actions include holding overhead costs flat and reducing capital investments through fiscal 2017 and into fiscal 2018, as well as focusing on the return we earn on our investments in assets.

Results of Operations

Comparison of the three months ended November 30, 2016, and November 30, 2015

General.  We recorded income before income taxes of $225.6 million during the three months ended November 30, 2016, compared to $289.9 million during the three months ended November 30, 2015, a decrease of $64.3 million (22%). Operating results reflected decreased pretax earnings in our Energy and Foods segments along with Corporate and Other. These earnings were partially offset by increased pretax earnings in our Ag segment as well as earnings from our new Nitrogen Production segment.

Our Energy segment generated income before income taxes of $70.0 million for the three months ended November 30, 2016, compared to $192.9 million for the three months ended November 30, 2015, representing a decrease of $122.9 million (64%), primarily due to the down cycle in the energy sector, which is characterized by significantly reduced refining margins. Our transportation business also experienced a decline while our lubricants business was flat, and our propane business earnings increased compared to the same period of the prior year. We are subject to the Renewable Fuels Standard ("RFS") which requires all refiners to blend renewable fuels (e.g. ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be volatile. On November 23, 2016, the EPA released the final mandate for 2017, and as a result the RINs market price increased. While this increase was higher than general industry expectations, the increase did not materially impact our financial results.

Our Ag segment generated income before income taxes of $109.2 million for the three months ended November 30, 2016, compared to income before income taxes of $69.3 million in the three months ended November 30, 2015, an increase in earnings of $39.9 million (58%). Our grain marketing earnings increased by $24.6 million during the three months ended November 30, 2016, compared with the three months ended November 30, 2015, primarily due to increased grain margins. Earnings from our renewable fuels marketing and production operations increased $9.3 million for the three months ended November 30, 2016, compared with the three months ended November 30, 2015, due primarily to higher margins on ethanol sales. Our wholesale crop nutrients business increased $8.1 million (92%) for the three months ended November 30, 2016, compared with the three months ended November 30, 2015, primarily due to increased margins. Our country operations earnings increased $6.7 million (13%) during the three months ended November 30, 2016, compared to the same three-month period of the previous year, due primarily to increased grain volumes and other income, partially offset by loan loss reserves. These higher earnings were partially offset by our processing and food ingredients businesses decreased earnings of $10.6 million for the three months ended November 30, 2016, compared to the same period of the previous year, due to the sale of an international location and lower margins in our domestic soybean crushing business, partially offset by higher margins in our canola crushing and soybean refining businesses.

Our Nitrogen Production segment generated income before income taxes of $27.0 million during the three months ended November 30, 2016. The increase in income was primarily driven by a gain of $29.1 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), as well as income from the investment of $14.7 million, partially offset by interest expense of $12.7 million charged to the Nitrogen Production segment. There are no comparable results in the prior year as this segment is comprised of our equity method investment in CF Nitrogen, which was consummated on February 1, 2016. See Note 4, Investments and Note 10, Derivative Financial Instruments to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment and the embedded derivative.

Our Foods segment, which was previously reported as a component of Corporate and Other, generated income before income taxes of $10.6 million during the three months ended November 30, 2016, representing a decrease of $7.7 million (42%) compared to income before income taxes of $18.3 million in the same period of the prior year. This segment consists solely of our equity method investment in Ventura Foods, LLC.

Corporate and Other generated income before income taxes of $8.8 million during the three months ended November 30, 2016, compared to $9.3 million during the three months ended November 30, 2015, a decrease in earnings of $0.5 million (5%). Our equity earnings from our Ardent Mills, LLC joint venture increased $1.3 million, net of allocated expenses, while earnings from Business Solutions and other decreased by $0.8 million and $1.1 million, respectively.

Net Income/Loss attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended November 30, 2016, was $209.2 million compared to $266.5 million for the three months ended November 30, 2015, which represents a $57.3 million (22%) decrease.

Revenues.  Consolidated revenues were $8.0 billion for the three months ended November 30, 2016, compared to $7.7 billion for the three months ended November 30, 2015, representing a $319.5 million (4%) increase.

Our Energy segment revenues, after elimination of intersegment revenues of $1.6 billion, decreased by $8.7 million (0.5%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. During the three months ended November 30, 2016 and 2015, our Energy segment recorded revenues from sales to our Ag segment of $110.1 million and $107.1 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues decreased $39.4 million (3%), of which $101.0 million was related to lower prices, partially offset by higher volumes of $61.6 million when compared to the same period of the previous year. The sales price of refined fuels decreased $0.12 (7%) per gallon and volumes increased approximately 5% when compared to the same period of the prior year. Propane revenues increased $24.0 million (18%), which included $9.5 million related to higher net average selling prices and a $14.5 million (11%) increase in volumes when compared to the same period in fiscal 2016. The average selling price of propane increased $0.04 (7%) per gallon when compared to the same period of the prior year.

Our Ag segment revenues, after elimination of intersegment revenues of $6.4 billion, increased $321.0 million (5%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015.

Grain revenues in our Ag segment were $4.7 billion and $4.2 billion for the three months ended November 30, 2016, and 2015, respectively. The increase in grain revenues was primarily the result of higher net volume, which resulted in a $1.3 billion (31%) increase in revenues, partially offset by lower average sales prices of $763.9 million during the three months ended November 30, 2016, compared to the same period of the prior year. The average sales price of all grain commodities sold reflected a decrease of $0.86 (14%) per bushel, when compared to the same period of the previous year. Wheat, corn and soybean volumes increased by approximately 24% compared to the three months ended November 30, 2015.

Our processing and food ingredients revenues in our Ag segment of $370.4 million decreased $23.3 million (6%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. For the three months ended November 30, 2016, the net decrease in revenues is comprised of a $55.3 million decrease in volumes (14%), partially offset by an increase in the average selling price of our oilseed products of $32.0 million compared to the three months ended November 30, 2015. The average sales price of all oilseed commodities sold reflected an increase of $1.24 (9%) per bushel compared to the same period of the previous year.

Wholesale crop nutrient revenues in our Ag segment totaled $419.6 million, which decreased $92.9 million (18%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. The wholesale crop nutrient revenues decrease consisted of $127.6 million associated with lower prices, partially offset by an increase of $34.7 million due to higher volumes during the three months ended November 30, 2016, compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $81.09 (23%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 7% during the three months ended November 30, 2016, compared with the three months ended November 30, 2015.

Our renewable fuels revenue from our marketing and production operations decreased by $0.7 million during the three months ended November 30, 2016, when compared with the same period from the previous year. Our lower renewable fuels revenues were driven by a decrease in sales volume of $9.8 million (3%), partially offset by an increase of $9.1 million (3%) due to higher average selling prices during the three months ended November 30, 2016.

Our Ag segment other product revenues, primarily feed and farm supplies, of $476.3 million decreased by $95.1 million (17%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015, primarily the result of a decrease in our country operations feed, plant food, and sunflower sales.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $7.7 billion for the three months ended November 30, 2016, compared to $7.3 billion for the three months ended November 30, 2015, representing a $378.6 million (5%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.5 billion increased by $94.7 million (7%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. For the three months ended November 30, 2016, refined fuels costs increased $92.0 million (8%), which was driven by a combination of a $39.1 million increase in the average cost of $0.05 (3%) per gallon and a $52.9 million (5%) increase in volumes when compared to the three months ended November 30, 2015. Cost of goods sold for propane decreased $1.6 million (1%), which reflects an average cost decrease of $0.06 (11%) per gallon, partially offset by an 11% increase in volumes, when compared to the three months ended November 30, 2015.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $6.2 billion increased $286.1 million (5%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. Grain cost of goods sold in our Ag segment totaled $4.6 billion and $4.1 billion during the three months ended November 30, 2016, and 2015, respectively. The cost of grains and oilseed procured through our Ag segment increased $497.1 million (12%) compared to the three months ended November 30, 2015. This is primarily the result of an increase in the bushels sold of 31%, which was partially offset by a 14% decrease in the average cost per bushel, as compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $335.8 million decreased $33.5 million (9%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. The net decrease is comprised of a decrease in volumes of $51.9 million, partially offset by an $18.4 million increase associated with a higher average cost compared to the three months ended November 30, 2015. Typically, changes in costs are primarily due to changes in the cost of oilseeds purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $399.0 million and decreased $115.3 million (22%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015. The net decrease is comprised of a decrease in the average cost of fertilizer of $95.40 (27%) per ton, partially offset by a 7% increase in the tons sold, when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations decreased $8.4 million (2%) during the three months ended November 30, 2016, due to a decrease in volumes sold of 3%, partially offset by an increase in the average cost per gallon of less than 1%, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $99.9 million (23%) during the three months ended November 30, 2016, compared to the three months ended November 30, 2015, primarily the result of a decrease in sunflower processing and energy and feed products. This decrease was mostly due to lower average prices on cost components.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $166.2 million for the three months ended November 30, 2016, increased by $14.2 million (9%) compared to the three months ended November 30, 2015. This change was primarily driven by a $29.5 million increase to the allowance for doubtful accounts, which includes loan loss reserves, and was partially offset by decreases to other expenses, including lower compensation expenses. The decrease in compensation expense related to a reduction in incentive compensation accruals compared to the same period of the prior year to reflect current estimated company performance against targets for the full year.

Gain/loss on Investments. Loss on investments for the three months ended November 30, 2016, was $7.4 million compared to a gain on investments of $5.7 million for the three months ended November 30, 2015. The loss on investments is attributed to the sale of an international location.

Interest expense.  Interest expense of $38.3 million for the three months ended November 30, 2016, increased $29.2 million compared to the three months ended November 30, 2015. The majority of the increase was primarily due to higher interest expense of $17.2 million associated with increased debt balances, as well as lower capitalized interest of $12.0 million associated with our ongoing capital projects.

Other income.  Other income totaled $44.4 million for the three months ended November 30, 2016, an increase of $42.3 million compared to the three months ended November 30, 2015. The increase was partially related to higher financing charges on various customer activities and receivables totaling $13.2 million. The remaining increase was associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen. See Note 10, Derivative Financial Instruments and Hedging Activities, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this transaction.

Equity Income from Investments.  Equity income from investments of $40.3 million for the three months ended November 30, 2016, increased $9.0 million compared to the three months ended November 30, 2015. The increase was primarily related to equity earnings recognized from our equity method investment in CF Nitrogen which was consummated on February 1, 2016. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded income tax expense of $16.6 million for the three months ended November 30, 2016, compared with $23.7 million for the three months ended November 30, 2015, resulting in effective tax rates of 7.4% and 8.2%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.3% for both the three months ended November 30, 2016, and 2015. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable financial covenants. We fund our operations through a combination of cash flows from operations and revolving credit facilities. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.

On November 30, 2016, we had working capital, defined as current assets less current liabilities, of $378.6 million and a current ratio, defined as current assets divided by current liabilities, of 1.0 compared to working capital of $414.4 million and a current ratio of 1.1 on August 31, 2016. On November 30, 2015, we had working capital of $2.7 billion and a current ratio of 1.4 compared to working capital of $2.8 billion and a current ratio of 1.5 on August 31, 2015. The decrease in working capital was driven primarily by reduced cash levels and increased short-term borrowings used to finance working capital that had previously been supported on an interim basis by preferred stock proceeds. The cash, extracted preferred stock proceeds, long term borrowings and operating cash flow were used to fund our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016. Management has and will continue to take action to extend accounts payable terms to be more in line with industry peers, which is part of our goal to actively manage working capital.

As of November 30, 2016, we had cash and cash equivalents of $515.5 million, total equities of $7.9 billion, long-term debt of $2.2 billion and notes payable of $3.2 billion. Our capital allocation priorities include maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds, paying down funded debt, and taking advantage of strategic opportunities that benefit our owners. Our primary sources of cash for the three months ended November 30, 2016 were net cash flows from operations and proceeds from lines of credit. The primary uses of cash during that period were payments on indebtedness, and acquisition of inventory. We believe that cash generated by operating activities, along with available borrowing capacity under our revolving credit facilities, will be sufficient to support our operations for the next 12 months.

We expect to utilize cash and cash equivalents, along with cash generated by operating activities, to fund our fiscal 2017 capital expenditures.    For fiscal 2017, we expect total capital expenditures to be approximately $632.0 million. Included in that amount is approximately $262.0 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. In fiscal 2013, we began a $368.5 million expansion at our McPherson, Kansas refinery which was completed and operational in the first quarter of fiscal 2017. We incurred $2.8 million of costs related to the expansion during the first quarter of fiscal 2017 and $49.2 million during fiscal 2016.

As of November 30, 2016, and August 31, 2016, we had a five-year, unsecured revolving credit facility with a syndication of domestic and international banks and a committed amount of $3.0 billion which expires in September 2020. As of November 30, 2016 we had $916.0 million outstanding under this facility.

As of November 30, 2016, and August 31, 2016, we had bilateral, uncommitted revolving credit facilities with an aggregate capacity of $600.0 million. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.25% to 1.00%. As of November 30, 2016, outstanding bilateral borrowings were $550.0 million.

In addition, our wholly owned subsidiary, CHS Capital, LLC ("CHS Capital"), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing sources as explained in further detail below under “Cash Flows from Financing Activities.”

On July 22, 2016, an existing securitization facility (“Securitization Facility” or the "Facility”) with CHS Capital was increased to $850 million to provide us the option to fund through securitization certain of our accounts receivable. The Facility is with two financial institutions, with one acting as administrative agent, and various conduit purchasers, committed purchasers, and purchase agents. The Securitization Facility in total provides funding of up to $850 million against certain CHS Capital loans receivable, accounts receivable, and certain related property sold into the Securitization Facility. The increased Securitization Facility provides us with the option for an additional source of liquidity, thereby increasing our financial flexibility. The amount of funding outstanding against our securitized accounts receivable at November 30, 2016 was $181.8 million.

Cash Flows from Operations

Cash flows provided from operations are generally affected by commodity prices and the seasonality of our businesses. These commodity prices are influenced by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. These factors may affect net operating assets and liabilities and liquidity.

Cash flows provided by operating activities were $238.4 million and $416.1 million for the three months ended November 30, 2016 and November 30, 2015, respectively. The fluctuations in cash flows when comparing the two periods is primarily due to increased cash outflows in the first quarter of fiscal 2017 for increased working capital needs when compared to the same period in fiscal 2016.

Our operating activities generated net cash of $238.4 million during the three months ended November 30, 2016. The cash provided by operating activities resulted from net income of $208.9 million and net non-cash expenses and distributions from equity investments of $155.9 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $126.4 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $139.7 million, partially offset by net equity investment activity of $23.9 million. The decreased cash flows from changes in net operating assets and liabilities was caused primarily by increased inventory purchases, additional supplier advance payments and decreases in derivative liabilities, partially offset by decreases in derivative assets and increases in accounts payable and customer advance payments. Increasing commodity prices increased the amounts we needed to expend to obtain inventory during the three months ended November 30, 2016. Grain and oilseed inventory increases were driven by increases in volumes on hand due to harvest combined with increasing commodity prices. On November 30, 2016, the per-bushel market prices of wheat, soybeans and corn had increased by $0.54 (11%), $0.72 (8%), and $0.35 (12%), respectively, when compared to spot prices on August 31, 2016. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses generally decreased or increased slightly depending upon the product, with the exception of urea, which had a more significant price increase of 20%. Additionally, crude oil market prices increased by $4.74 (11%) per barrel from August 31, 2016, to November 30, 2016.

Our operating activities generated net cash of $416.1 million during the three months ended November 30, 2015. The cash provided by operating activities resulted from net income of $266.2 and net non-cash expenses and distributions from equity investments of $92.2 million and increased cash flows due to changes in net operating assets and liabilities of $57.7 million. The increased cash flows from changes in net operating assets and liabilities was caused primarily by increased accounts payable and the benefit of additional customer advance payments, partially offset by additional inventory purchases and supplier advances. Declining commodity prices decreased the amounts we needed to expend to obtain inventory during the three months ended November 30, 2015. On November 30, 2015, the per bushel market prices of wheat, soybeans and corn decreased by $0.27 (5%), $0.17 (2%), and $0.27 (7%), respectively, when compared to spot prices on August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses decreased with the most significant decrease occurring in potash and urea, which each decreased by approximately 13%. Additionally, crude oil market prices decreased by $8 per barrel (15%) from August 31, 2015 to November 30, 2015. Our grain and oilseed inventory quantities in our Ag segment increased 49.9 million bushels (43%) when comparing inventory on November 30, 2015 to August 31, 2015.

Our second fiscal quarter has historically been the period of our highest short-term borrowing needs, and we expect our net operating assets and liabilities to increase through the second quarter of fiscal 2017, resulting in increased cash needs. We expect to increase crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations businesses during the second quarter of fiscal 2017. At the same time, we expect this increase in net operating assets and liabilities to be partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during the second fiscal quarter of 2017, we will make payments on deferred payment contracts to those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended November 30, 2016, and 2015, the net cash used in our investing activities totaled $327.0 million and $400.5 million, respectively.

We acquired property, plant and equipment totaling $117.0 million and $251.7 million during the three months ended November 30, 2016, and 2015, respectively.

For the three months ended November 30, 2016, and 2015, turnaround expenditures were $0.2 million and $18.9 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every two-to-four years.

Changes in notes receivable during the three months ended November 30, 2016, and 2015 resulted in net decreases in cash flows of $211.1 million and $137.6 million, respectively. The primary cause of the change in cash flows during both periods relates to changes in CHS Capital notes receivable.

Cash Flows from Financing Activities

For the three months ended November 30, 2016, and 2015, our financing activities provided net cash of $327.5 million and $285.9 million, respectively.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On November 30, 2016, we had a five-year, unsecured, revolving facility with a committed amount of $3.0 billion and $916.0 million outstanding.

In addition to our primary revolving line of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2019. As of November 30, 2016, the outstanding balance under this facility was $300.0 million.

During the year ended August 31, 2016, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of November 30, 2016, the aggregate capacity was $600.0 million with $550.0 million of outstanding borrowings.

As of November 30, 2016, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $345.8 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $200.6 million outstanding at November 30, 2016, of which $32.9 million was collateralized.

On November 30, 2016 and August 31, 2016, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $2.3 billion and $1.8 billion, respectively.

We have two commercial paper programs with an aggregate capacity of $125.0 million, with two banks participating in our revolving credit facilities. Terms of our credit facilities do not allow them to be used to pay principal under a commercial paper facility. On November 30, 2016 and August 31, 2016, we had no commercial paper outstanding.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, had available credit totaling $850.0 million as of November 30, 2016, under note purchase agreements with various purchasers and through the issuance of short-term notes payable. CHS Capital and CHS Inc. both sell eligible receivables they have originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.54% as of November 30, 2016. There were $505.0 million in borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of November 30, 2016.
CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.09% to 2.53% as of November 30, 2016. As of November 30, 2016, the total funding commitment under these agreements was $116.8 million, of which $76.8 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a limited recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $218.3 million as of November 30, 2016, of which $148.1 million was borrowed under these commitments with an interest rate of 1.73%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of November 30, 2016, and are due upon demand. Borrowings under these notes totaled $182.3 million as of November 30, 2016.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On November 30, 2016, we had total long-term debt outstanding of $2.2 billion, of which $1.7 billion was private placement debt, $345.4 million was bank financing, $97.4 million was capital lease obligations and $70.5 million was other notes and contracts payable. On August 31, 2016, we had total long-term debt outstanding of $2.3 billion. Our long-term debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2016.

We did not have any significant new long-term borrowings during the three months ended November 30, 2016 and 2015. During the three months ended November 30, 2016, and 2015, we repaid long-term debt of $105.3 million and $85.4 million, respectively.

Other Financing:

During the three months ended November 30, 2015, pursuant to our agreement to acquire the remaining noncontrolling interests in CHS McPherson Refinery, Inc. (formerly National Cooperative Refinery Association), we made a payment of $153.0 million, increasing our ownership to 100.0%. There was no corresponding payment during the three months ended November 30, 2016.

Changes in checks and drafts outstanding resulted in an increase in cash flows of $14.3 million and a decrease in cash flows of $4.8 million during the three months ended November 30, 2016, and 2015, respectively.

In accordance with our bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by our Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Distributable patronage earnings from the year ended August 31, 2016 are expected to be distributed during the second quarter of fiscal 2017. The cash portion of this distribution, deemed by our Board of Directors to be 40%, is expected to be approximately $111.6 million and is classified as a current liability on our November 30, 2016 and August 31, 2016 Consolidated Balance Sheets in dividends and equities payable.

Redemptions of capital equity certificates approved by our Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual retirement program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individuals will also be able to participate in an annual retirement program similar to the one that was previously only available to non-individual members. In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2016 and 2015, that will be redeemed in fiscal 2017, to be approximately $58.6 million, of which $9.5 million was redeemed in cash during the three months ended November 30, 2016, compared to $3.3 million redeemed in cash during the three months ended November 30, 2015.

The following is a summary of our outstanding preferred stock as of November 30, 2016, each series of which is listed on the Global Select Market of NASDAQ:

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

(a)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month U.S. Dollar LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(b)
The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month U.S. Dollar LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

(c)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(d)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003-2010.

(e)
11,319,175 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 were issued on September 26, 2013; 6,752,188 shares were issued on August 25, 2014; and an additional 2,693,195 shares were issued on March 31, 2016.

Dividends paid on our preferred stock during the three months ended November 30, 2016, and 2015 were $41.8 million and $40.5 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the three months ended November 30, 2016.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2016, our bank covenants allowed maximum guarantees of $1.0 billion, of which $137.2 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2016.

Debt

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the three months ended November 30, 2016.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the three months ended November 30, 2016.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2016, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of November 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information regarding our reportable legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2016.

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 12, 2017	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer