Form 10-Q
period 2017-02-28
CHS INC
filed 2017-04-05
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2017.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2017	August 31, 2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$249,801	$279,313
Receivables	2,697,699	2,880,763
Inventories	3,752,218	2,370,699
Derivative assets	386,613	543,821
Margin deposits	290,291	310,276
Supplier advance payments	701,705	347,600
Other current assets	200,288	202,708
Total current assets	8,278,615	6,935,180
Investments	3,802,379	3,795,976
Property, plant and equipment	5,404,347	5,488,323
Other assets	1,072,824	1,092,656
Total assets	$18,558,165	$17,312,135
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$3,867,438	$2,731,479
Current portion of long-term debt	205,136	214,329
Customer margin deposits and credit balances	149,625	208,991
Customer advance payments	871,370	412,823
Accounts payable	1,877,040	1,819,049
Derivative liabilities	275,484	513,599
Accrued expenses	378,318	422,494
Dividends and equities payable	131,380	198,031
Total current liabilities	7,755,791	6,520,795
Long-term debt	2,051,567	2,082,876
Long-term deferred tax liabilities	516,681	487,762
Other liabilities	272,532	354,452
Commitments and contingencies
Equities:
Preferred stock	2,244,114	2,244,132
Equity certificates	4,201,803	4,237,174
Accumulated other comprehensive loss	(211,442)	(211,726)
Capital reserves	1,713,784	1,582,380
Total CHS Inc. equities	7,948,259	7,851,960
Noncontrolling interests	13,335	14,290
Total equities	7,961,594	7,866,250
Total liabilities and equities	$18,558,165	$17,312,135

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Dollars in thousands)
Revenues	$7,320,406	$6,639,330	$15,368,656	$14,368,122
Cost of goods sold	7,079,664	6,550,326	14,775,217	13,867,300
Gross profit	240,742	89,004	593,439	500,822
Marketing, general and administrative	230,235	180,807	396,441	332,811
Operating earnings (loss)	10,507	(91,803)	196,998	168,011
(Gain) loss on investments	(2,782)	(3,050)	4,619	(8,722)
Interest expense	39,945	25,036	78,210	34,087
Other income	(14,453)	(9,323)	(58,854)	(11,381)
Equity (income) loss from investments	(35,800)	(28,004)	(76,128)	(59,366)
Income (loss) before income taxes	23,597	(76,462)	249,151	213,393
Income tax expense (benefit)	8,624	(46,280)	25,236	(22,599)
Net income (loss)	14,973	(30,182)	223,915	235,992
Net income (loss) attributable to noncontrolling interests	406	797	198	496
Net income (loss) attributable to CHS Inc.	$14,567	$(30,979)	$223,717	$235,496

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Dollars in thousands)
Net income (loss)	$14,973	$(30,182)	$223,915	$235,992
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,312, $2,028, $4,323 and $3,789, respectively	3,724	3,227	6,963	6,429
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $600, $(805), $1,083 and $(441), respectively	968	(1,298)	1,744	(739)
Cash flow hedges, net of tax expense (benefit) of $598, $(1,354), $1,005 and $(4,050), respectively	963	(2,185)	1,618	(6,520)
Foreign currency translation adjustment, net of tax expense (benefit) of $(204), $0, $5 and $0, respectively	9,123	(10,691)	(10,041)	(13,670)
Other comprehensive income (loss), net of tax	14,778	(10,947)	284	(14,500)
Comprehensive income (loss)	29,751	(41,129)	224,199	221,492
Less: comprehensive income (loss) attributable to noncontrolling interests	406	797	198	496
Comprehensive income (loss) attributable to CHS Inc.	$29,345	$(41,926)	$224,001	$220,996

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28, 2017	February 29, 2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$223,915	$235,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	241,730	207,302
Amortization of deferred major repair costs	36,431	36,302
(Income) loss from equity investments	(76,128)	(59,366)
Provision for doubtful accounts	97,113	7,060
Distributions from equity investments	86,096	54,682
Unrealized (gain) loss on crack spread contingent liability	(12,879)	(51,827)
Long-lived asset impairment	623	8,893
Deferred taxes	22,366	(32,979)
Other, net	24,300	9,234
Changes in operating assets and liabilities, net of acquisitions:
Receivables	152,926	351,629
Inventories	(1,389,281)	(338,016)
Derivative assets	120,346	93,329
Margin deposits	19,985	76,397
Supplier advance payments	(354,105)	(457,432)
Other current assets and other assets	(3,401)	68,811
Customer margin deposits and credit balances	(59,284)	(42,809)
Customer advance payments	457,095	368,834
Accounts payable and accrued expenses	58,427	24,729
Derivative liabilities	(239,894)	(193,545)
Other liabilities	(49,555)	(48,137)
Net cash provided by (used in) operating activities	(643,174)	319,083
Cash flows from investing activities:
Acquisition of property, plant and equipment	(207,877)	(428,290)
Proceeds from disposition of property, plant and equipment	6,794	5,107
Expenditures for major repairs	(687)	(19,090)
Investments in joint ventures and other	(5,628)	(2,814,031)
Proceeds from sale of investments	6,041	21,016
Changes in notes receivable, net	(88,629)	4,428
Business acquisitions, net of cash acquired	1,279	(10,154)
Other investing activities, net	3,563	(4,068)
Net cash provided by (used in) investing activities	(285,144)	(3,245,082)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	21,159,218	11,138,485
Payments on lines of credit, long term-debt and capital lease obligations	(20,062,366)	(8,339,531)
Mandatorily redeemable noncontrolling interest payments	—	(153,022)
Payments on crack spread contingent liability	—	(2,625)
Changes in checks and drafts outstanding	1,388	6,802
Preferred stock dividends paid	(83,650)	(80,999)
Retirements of equities	(13,670)	(10,443)
Cash patronage dividends paid	(103,879)	(251,535)
Other financing activities, net	2,551	3,148
Net cash provided by (used in) financing activities	899,592	2,310,280
Effect of exchange rate changes on cash and cash equivalents	(786)	1,443
Net increase (decrease) in cash and cash equivalents	(29,512)	(614,276)
Cash and cash equivalents at beginning of period	279,313	953,813
Cash and cash equivalents at end of period	$249,801	$339,537

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of February 28, 2017, the Consolidated Statements of Operations for the three and six months ended February 28, 2017, and February 29, 2016, the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2017, and February 29, 2016, and the Consolidated Statements of Cash Flows for the six months ended February 28, 2017, and February 29, 2016, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2016, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

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

Recent Accounting Pronouncements

Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments within this ASU eliminate Step 2 of the goodwill impairment test, which currently requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended standard, goodwill impairment will instead be measured using Step 1 of the goodwill impairment test with goodwill impairment being equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU was scheduled to be effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Early adoption is permitted for any goodwill impairment test performed on testing dates after January 1, 2017. As the amendments within ASU No. 2017-04 are meant to reduce the cost and complexity of evaluating goodwill for impairment, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We have elected to early adopt ASU No. 2017-04 and the amendments described therein will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This ASU requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. This ASU was effective for us beginning September 1, 2016, for our fiscal year 2017 and for interim periods within that fiscal year. As a result, $5.6 million of deferred issuance costs related to private placement debt and bank financing have been reclassified from other assets to long-term debt as of August 31, 2016.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU No. 2015-15 was effective immediately. At August 31, 2016, we had unamortized deferred financing costs related to our line of credit arrangements, and we will continue to present debt issuance costs related to line of credit arrangements as an asset in our Consolidated Balance Sheets.

Not Yet Adopted

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU is intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued or made available for issuance. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The amendments within this ASU narrow the existing definition of a business and provide a more robust framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business impacts various areas of accounting, including acquisitions, disposals and goodwill. Under the new guidance, fewer acquisitions are expected to be considered businesses. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted and the guidance should be applied prospectively to transactions following the adoption date. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standards Codification ("ASC") 840 - Leases. The amendments within this ASU introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. This ASU does not make fundamental changes to existing lessor accounting; however, it does modify what constitutes a sales-type or direct financing lease and the related accounting, and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09. The guidance also eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. Entities are required to apply the standard’s provisions using a modified retrospective approach at the beginning of the earliest comparative period presented in the year of adoption. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments within this ASU provide a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU includes a five step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. This ASU also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of adoption for CHS to September 1, 2018. The FASB issued four subsequent ASUs in 2016 containing implementation guidance related to ASU No. 2014-09, including: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provision and practical expedients in response to identified implementation issues; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which contains certain corrections and clarifications to increase stakeholders’ awareness of the proposals and to expedite improvements. ASU No. 2014-09 permits the use of either a full or modified retrospective method upon adoption. Although early application as of the original date is permitted, we expect to adopt ASU No. 2014-09 and the related ASUs on September 1, 2018, in the first quarter of fiscal 2019. We are continuing to evaluate the effect this guidance will have on our consolidated financial statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We have completed an initial assessment of our revenue streams and are currently evaluating the quantitative and qualitative impacts of the new standard on our businesses. We expect to complete our evaluation by the end of fiscal 2017, which will allow us to select an adoption method and determine the impact that the new standard will have on our businesses.

Note 2        Receivables

	February 28, 2017	August 31, 2016
	(Dollars in thousands)
Trade accounts receivable	$1,485,693	$1,804,646
CHS Capital notes receivable	957,986	858,805
Other	514,777	380,956
	2,958,456	3,044,407
Less allowances and reserves	260,757	163,644
Total receivables	$2,697,699	$2,880,763

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

CHS Capital has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principal balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, North Dakota and Michigan. CHS

Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years of $315.3 million and $322.4 million at February 28, 2017, and August 31, 2016, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of February 28, 2017, and August 31, 2016, the commercial notes represented 48% and 26%, respectively, and the producer notes represented 52% and 74%, respectively, of the total CHS Capital notes receivable. As of February 28, 2017, and August 31, 2016, a single producer borrower accounted for 20% of the total outstanding CHS Capital notes receivable. These notes were originated in the midwestern region of the United States and are collateralized by inventories (typically crops), personal property and mortgages which we have access to inspect. No other third party borrower accounted for more than 10% of the total outstanding CHS Capital notes receivable.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. Further, the accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. Past due amounts were approximately 12.1% and 2.5% of the total CHS Capital notes outstanding as of February 28, 2017, and August 31, 2016, respectively.

Specific and general loan loss reserves related to CHS Capital totaled $133.5 million and $45.8 million at February 28, 2017, and August 31, 2016, respectively. Nearly all of the reserve increase was due to an increased reserve associated with the single producer borrower discussed above. In determining the amount of reserve necessary for this producer borrower, we used a probability-weighted model incorporating various assumptions primarily related to the valuation of inventory, personal property and mortgages used as collateral. The reserve represents our best estimate based upon current facts and circumstances. Future market conditions for commodity prices, real estate, and agricultural yields are uncertain and future developments in those market conditions or changes to the assumptions used in the reserve analysis may cause us to record adjustments to the amount of the reserve for this borrower, which adjustments may be material.
CHS Capital has commitments to extend credit to customers as long as there are no violations of any contractually established conditions. As of February 28, 2017, customers of CHS Capital had additional available credit of approximately $806.9 million.

Note 3        Inventories

	February 28, 2017	August 31, 2016
	(Dollars in thousands)
Grain and oilseed	$1,646,960	$937,258
Energy	842,258	729,695
Crop nutrients	353,651	217,521
Feed and farm supplies	822,975	417,431
Processed grain and oilseed	61,732	48,930
Other	24,642	19,864
Total inventories	$3,752,218	$2,370,699

As of February 28, 2017, we valued approximately 16% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or market (19% as of August 31, 2016). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $170.3 million and $93.9 million at February 28, 2017, and August 31, 2016, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

	2017	2016
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,784,459	$2,796,323
Ventura Foods, LLC	370,089	369,487
Ardent Mills, LLC	202,671	194,986
TEMCO, LLC	41,472	44,578
Other equity method investments	273,540	263,025
Cost method investments	130,148	127,577
Total investments	$3,802,379	$3,795,976

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

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions. For the three months ended February 28, 2017, and February 29, 2016, this amount was $21.6 million and $11.9 million, respectively. For the six months ended February 28, 2017, and February 29, 2016, this amount was $36.3 million and $11.9 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products, and which constitutes our Foods segment. We account for Ventura Foods as an equity method investment, and as of February 28, 2017, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. The earnings are reported as equity income from investments in our Foods segment.

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

Note 5        Goodwill and Other Intangible Assets

Goodwill of $159.8 million and $160.4 million on February 28, 2017, and August 31, 2016, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the six months ended February 28, 2017, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2016	$552	$148,916	$10,946	$160,414
Effect of foreign currency translation adjustments	—	(284)	—	(284)
Other	—	—	(372)	(372)
Balances, February 28, 2017	$552	$148,632	$10,574	$159,758

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

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	February 28, 2017			August 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$49,379	$(13,899)	$35,480	$51,554	$(15,550)	$36,004
Trademarks and other intangible assets	31,569	(24,015)	7,554	35,015	(26,253)	8,762
Total intangible assets	$80,948	$(37,914)	$43,034	$86,569	$(41,803)	$44,766

Total amortization expense for intangible assets during the three and six months ended February 28, 2017, was $1.0 million and $2.3 million, respectively. Total amortization expense for intangible assets during the three and six months ended February 29, 2016, was $2.1 million and $3.8 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,991
Year 2	3,989
Year 3	3,810
Year 4	3,526
Year 5	3,423

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 28, 2017.

	February 28, 2017	August 31, 2016
	(Dollars in thousands)
Notes payable	$2,983,033	$1,803,174
CHS Capital notes payable	884,405	928,305
Total notes payable	$3,867,438	$2,731,479

On February 28, 2017, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion which expires in September 2020. The outstanding balance on this facility was $1.4 billion and $700.0 million as of February 28, 2017 and August 31, 2016, respectively.

During the six months ended February 28, 2017, we re-advanced $130.0 million under the revolving provision of our ten-year term loan with a syndication of banks that was originally arranged in September 2015. The terms of the re-advance are the same as the terms of the original term loan, with principal due on September 4, 2025, and interest calculated at a LIBOR plus an applicable margin ranging between 1.50% and 2.00%.

Interest expense for the three months ended February 28, 2017, and February 29, 2016, was $39.9 million and $25.0 million respectively, net of capitalized interest of $1.5 million and $7.2 million, respectively. Interest expense for the six months ended February 28, 2017, and February 29, 2016, was $78.2 million and $34.1 million respectively, net of capitalized interest of $3.1 million and $20.8 million, respectively.

Note 7        Equities

Preferred Stock

In June 2014, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration, which has been declared effective by the SEC, we may offer and sell, from time to time, up to $2.0 billion of our Class B Cumulative Redeemable Preferred Stock over a three-year period from the time of effectiveness. As of February 28, 2017, $990.0 million of our Class B Cumulative Redeemable Preferred Stock remained available for issuance under the shelf registration statement. We are currently assessing the potential to extend the shelf registration, and will take appropriate action to do so as warranted.

Changes in Equities

Changes in equities for the six months ended February 28, 2017, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2016	$3,932,513	$22,894	$281,767	$2,244,132	$(211,726)	$1,582,380	$14,290	$7,866,250
Reversal of prior year redemption estimate	(153,711)	—	—	—	—	278,968	—	125,257
Distribution of 2016 patronage refunds	153,589	—	—	—	—	(257,468)	—	(103,879)
Redemptions of equities	(12,792)	(82)	(796)	—	—	—	—	(13,670)
Equities issued, net	3,123	—	—	—	—	—	—	3,123
Preferred stock dividends	—	—	—	—	—	(55,767)	—	(55,767)
Other, net	(105)	(64)	(26)	(18)	—	3,936	(1,153)	2,570
Net income	—	—	—	—	—	223,717	198	223,915
Other comprehensive income (loss), net of tax	—	—	—	—	284	—	—	284
Estimated 2017 cash patronage refunds	—	—	—	—	—	(61,982)	—	(61,982)
Estimated 2017 equity redemptions	(24,507)	—	—	—	—	—	—	(24,507)
Balance, February 28, 2017	$3,898,110	$22,748	$280,945	$2,244,114	$(211,442)	$1,713,784	$13,335	$7,961,594

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the six months ended February 28, 2017, and February 29, 2016:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2016	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)
Current period other comprehensive income (loss), net of tax	(309)	1,744	1,077	(10,056)	(7,544)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	7,272	—	541	15	7,828
Net other comprehensive income (loss), net of tax	6,963	1,744	1,618	(10,041)	284
Balance as of February 28, 2017	$(158,183)	$7,400	$(7,578)	$(53,081)	$(211,442)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Current period other comprehensive income (loss), net of tax	12,877	(739)	(6,233)	(13,670)	(7,765)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(6,448)	—	(287)	—	(6,735)
Net other comprehensive income (loss), net of tax	6,429	(739)	(6,520)	(13,670)	(14,500)
Balance as of February 29, 2016	$(165,300)	$3,417	$(11,844)	$(54,980)	$(228,707)

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

Components of net periodic benefit costs for the three and six months ended February 28, 2017, and February 29, 2016, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit costs for the three months ended February 28, 2017, and February 29, 2016, are as follows:	(Dollars in thousands)
Service cost	$11,692	$9,383	$344	$259	$227	$353
Interest cost	3,812	7,691	70	351	39	428
Expected return on assets	(12,101)	(12,013)	—	—	—	—
Prior service cost (credit) amortization	368	401	(47)	57	(253)	(30)
Actuarial (gain) loss amortization	6,650	4,775	100	173	(283)	(116)
Net periodic benefit cost	$10,421	$10,237	$467	$840	$(270)	$635
Components of net periodic benefit costs for the six months ended February 28, 2017, and February 29, 2016, are as follows:
Service cost	$21,075	$18,766	$603	$518	$580	$706
Interest cost	11,504	15,384	422	703	466	855
Expected return on assets	(24,115)	(24,027)	—	—	—	—
Prior service cost (credit) amortization	770	803	10	114	(283)	(60)
Actuarial (gain) loss amortization	11,415	9,529	273	346	(399)	(232)
Net periodic benefit cost	$20,649	$20,455	$1,308	$1,681	$364	$1,269

Employer Contributions

Total contributions to be made during fiscal 2017 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2017, we made no contributions to the pension plans. At this time, we do not anticipate having to make a required contribution for our benefit plans in fiscal 2017, but we may make a voluntary contribution during the fourth quarter of fiscal 2017.

Note 9        Segment Reporting

We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing our business. We have aggregated those operating segments into four reportable segments: Energy, Ag, Nitrogen Production and Foods.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and fall crop drying seasons.

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

Segment information for the three and six months ended February 28, 2017, and February 29, 2016, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2017:	(Dollars in thousands)
Revenues	$1,529,034	$5,855,331	$—	$—	$31,430	$(95,389)	$7,320,406
Operating earnings (loss)	19,506	(14,291)	(4,385)	(2,472)	12,149	—	10,507
(Gain) loss on investments	—	(690)	—	—	(2,092)	—	(2,782)
Interest expense	3,565	16,850	12,182	—	11,411	(4,063)	39,945
Other income	(187)	(17,686)	(464)	—	(179)	4,063	(14,453)
Equity (income) loss from investments	(486)	(3,455)	(21,557)	(5,561)	(4,741)	—	(35,800)
Income (loss) before income taxes	$16,614	$(9,310)	$5,454	$3,089	$7,750	$—	$23,597
Intersegment revenues	$(89,094)	$(4,758)	$—	$—	$(1,537)	$95,389	$—

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 29, 2016:	(Dollars in thousands)
Revenues	$1,134,148	$5,580,450	$—	$—	$23,201	$(98,469)	$6,639,330
Operating earnings (loss)	(69,299)	(21,818)	(5,759)	(2,125)	7,198	—	(91,803)
(Gain) loss on investments	—	(42)	—	—	(3,008)	—	(3,050)
Interest expense	(4,854)	16,485	4,737	779	7,280	609	25,036
Other income	46	(8,493)	—	—	(267)	(609)	(9,323)
Equity (income) loss from investments	(1,364)	1,355	(11,855)	(14,450)	(1,690)	—	(28,004)
Income (loss) before income taxes	$(63,127)	$(31,123)	$1,359	$11,546	$4,883	$—	$(76,462)
Intersegment revenues	$(67,208)	$(29,963)	$—	$—	$(1,298)	$98,469	$—

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2017:	(Dollars in thousands)
Revenues	$3,229,214	$12,291,325	$—	$—	$58,871	$(210,754)	$15,368,656
Operating earnings (loss)	92,286	95,306	(8,414)	(5,269)	23,089	—	196,998
(Gain) loss on investments	—	6,695	—	—	(2,076)	—	4,619
Interest expense	7,833	33,189	24,918	—	19,385	(7,115)	78,210
Other income	(496)	(35,609)	(29,570)	—	(294)	7,115	(58,854)
Equity (income) loss from investments	(1,648)	(8,872)	(36,253)	(18,930)	(10,425)	—	(76,128)
Income (loss) before income taxes	$86,597	$99,903	$32,491	$13,661	$16,499	$—	$249,151
Intersegment revenues	$(199,181)	$(8,523)	$—	$—	$(3,050)	$210,754	$—
Total assets at February 28, 2017	$4,388,668	$8,093,289	$2,809,029	$370,089	$2,897,090	$—	$18,558,165

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 29, 2016:	(Dollars in thousands)
Revenues	$2,840,061	$11,694,706	$—	$—	$43,096	$(209,741)	$14,368,122
Operating earnings (loss)	111,213	53,173	(5,759)	(4,076)	13,460	—	168,011
(Gain) loss on investments	—	(5,714)	—	—	(3,008)	—	(8,722)
Interest expense	(16,453)	33,267	4,737	1,601	10,935	—	34,087
Other income	43	(10,305)	—	—	(1,119)	—	(11,381)
Equity (income) loss from investments	(2,187)	(2,221)	(11,855)	(35,527)	(7,576)	—	(59,366)
Income (loss) before income taxes	$129,810	$38,146	$1,359	$29,850	$14,228	$—	$213,393
Intersegment revenues	$(174,311)	$(33,016)	$—	$—	$(2,414)	$209,741	$—

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

	February 28, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$348,144	$—	$19,843	$328,301
Foreign exchange derivatives	27,548	—	10,317	17,231
Interest rate derivatives - hedge	6,892	—	—	6,892
Embedded derivative asset - current	4,029	—	—	4,029
Total current derivatives	$386,613	$—	$30,160	$356,453
Embedded derivative asset - long term	20,540	—	—	20,540
Total	$407,153	$—	$30,160	$376,993
Derivative Liabilities:
Commodity and freight derivatives	$254,618	$80	$19,843	$234,695
Foreign exchange derivatives	18,537	—	10,317	8,220
Interest rate derivatives - hedge	2,327	—	—	2,327
Interest rate derivatives - non-hedge	2	—	—	2
Total	$275,484	$80	$30,160	$245,244

	August 31, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$500,192	$—	$23,689	$476,503
Foreign exchange derivatives	21,551	—	9,187	12,364
Interest rate derivatives - hedge	22,078	—	—	22,078
Total	$543,821	$—	$32,876	$510,945
Derivative Liabilities:
Commodity and freight derivatives	$491,302	$811	$23,689	$466,802
Foreign exchange derivatives	22,289	—	9,187	13,102
Interest rate derivatives - non-hedge	8	—	—	8
Total	$513,599	$811	$32,876	$479,912

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2017, and February 29, 2016.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain (Loss)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$56,896	$54,971	$75,305	$90,017
Foreign exchange derivatives	Cost of goods sold	(3,429)	(10,481)	2,595	(9,798)
Foreign exchange derivatives	Marketing, general and administrative	(951)	7,605	(806)	15,128
Interest rate derivatives	Interest expense	1	(500)	4	(1,203)
Embedded derivative	Other Income	468	—	29,574	—
Total		$52,985	$51,595	$106,672	$94,144

Commodity and Freight Contracts:

As of February 28, 2017, and August 31, 2016, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	February 28, 2017		August 31, 2016
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	635,896	1,001,200	774,279	995,396
Energy products - barrels	10,493	6,732	14,740	6,470
Processed grain and oilseed - tons	365	2,344	541	2,060
Crop nutrients - tons	160	225	108	135
Ocean and barge freight - metric tons	5,365	727	4,406	877
Rail freight - rail cars	165	51	205	79
Natural gas - MMBtu	2,467	—	3,550	300

Foreign Exchange Contracts:

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $903.4 million and $802.2 million as of February 28, 2017, and August 31, 2016, respectively.

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
During the three months ended November 30, 2016, CF Industries' credit rating was reduced below the specified levels and we recorded a gain of $29.1 million in other income in our Consolidated Statement of Operations. During November 2016 we received a $5.0 million payment from CF Industries, which reduced the fair value of the associated embedded derivative asset to $24.1 million as of November 30, 2016. In addition, during the three months ended February 28, 2017, we recorded adjustments of $0.5 million in other income in our Consolidated Statement of Operations to reflect the $24.6 million fair value of the embedded derivative asset on our Consolidated Balance Sheet as of February 28, 2017. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheet, respectively. See Note 11, Fair Value Measurements for more information on the valuation of the embedded derivative.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of February 28, 2017, and August 31, 2016, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts:

We have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the six months ended February 28, 2017, and February 29, 2016, we recorded offsetting fair value adjustments of $17.5 million and $11.5 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded the losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled an additional two interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. During the third quarter of fiscal 2016, we settled the remaining two interest rate swaps, paying $5.1 million in cash upon their scheduled termination. We did not issue additional fixed-rate debt as previously planned, and we reclassified all amounts previously recorded to other comprehensive income into earnings. As of February 28, 2017, we had no outstanding cash flow hedges.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2017, and February 29, 2016.

	For the Three Months Ended		For the Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Dollars in thousands)
Interest rate derivatives	$—	$(3,252)	$—	$(10,070)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three and six months ended February 28, 2017, and February 29, 2016.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain (Loss)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
		(Dollars in thousands)
Interest rate derivatives	Interest expense	$(436)	$(275)	$(877)	$(465)

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

Recurring fair value measurements at February 28, 2017, and August 31, 2016, are as follows:

	February 28, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$28,220	$319,924	$—	$348,144
Foreign currency derivatives	—	27,548	—	27,548
Interest rate swap derivatives	—	6,892	—	6,892
Deferred compensation assets	50,599	—	—	50,599
Embedded derivative asset	—	24,569	—	24,569
Other assets	14,133	—	—	14,133
Total	$92,952	$378,933	$—	$471,885
Liabilities:
Commodity and freight derivatives	$17,960	$236,658	$—	$254,618
Foreign currency derivatives	—	18,537	—	18,537
Interest rate swap derivatives	—	2,329	—	2,329
Crack spread contingent consideration liability	—	—	2,172	2,172
Total	$17,960	$257,524	$2,172	$277,656

	August 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$62,538	$437,654	$—	$500,192
Foreign currency derivatives	—	21,551	—	21,551
Interest rate swap derivatives	—	22,078	—	22,078
Deferred compensation assets	50,099	—	—	50,099
Other assets	12,678	—	—	12,678
Total	$125,315	$481,283	$—	$606,598
Liabilities:
Commodity and freight derivatives	$22,331	$468,971	$—	$491,302
Foreign currency derivatives	—	22,289	—	22,289
Interest rate swap derivatives	—	8	—	8
Crack spread contingent consideration liability	—	—	15,051	15,051
Total	$22,331	$491,268	$15,051	$528,650

Commodity, freight and foreign currency derivatives — Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, ocean freight contracts and other over-the-counter ("OTC") derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are generally broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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

Embedded derivative asset — As of February 28, 2017, we had an embedded derivative asset of $24.6 million to reflect the fair value of an embedded derivative inherent to the agreement relating to our investment in CF Nitrogen. The inputs into the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 10, Derivative Financial Instruments and Hedging Activities for additional information.

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

Quantitative Information about Level 3 Fair Value Measurements
Item	Fair Value February 28, 2017 (Dollars in thousands)	Valuation Technique	Unobservable Input	Input Used
Crack spread contingent consideration liability	$2,172	Adjusted Black-Scholes option pricing model	Forward crack spread margin quotes on February 28, 2017 (a)	$11.86
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	87.68%
			Risk-free interest rate (d)	0.94%
			Expected life - years (e)	0.50
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended February 28, 2017, and February 29, 2016.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2017	2016
	(Dollars in thousands)
Balances, November 30, 2016 and 2015, respectively	$8,281	$43,693
Total (gains) losses included in cost of goods sold	(6,109)	(19,538)
Balances, February 28, 2017, and February 29, 2016, respectively	$2,172	$24,155

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended February 28, 2017, and February 29, 2016.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2017	2016
	(Dollars in thousands)
Balances, August 31, 2016, and 2015, respectively	$15,051	$75,982
Total (gains) losses included in cost of goods sold	(12,879)	(51,827)
Balances, February 28, 2017 and February 29, 2016, respectively	$2,172	$24,155

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three and six months ended February 28, 2017, and February 29, 2016.

Note 12        Commitments and Contingencies

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of February 28, 2017, our bank covenants allowed maximum guarantees of $1.0 billion, of which $110.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 28, 2017.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and fall crop drying seasons.

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

Our business is cyclical and the Ag and Energy industries are in an environment characterized by reduced commodity prices and lower margins. We are unable to predict how long this current environment will last or how severe it may be. During this period, we, along with our competitors and customers, expect our revenues, margins and cash flows to be under pressure as energy and commodity prices remain low. As we operate in this challenging environment, we have taken and are continuing to take prudent actions regarding costs and investments, while continuing to position ourselves to take advantage of opportunities as they arise. These prudent actions include actively managing overhead costs and reducing capital investments through fiscal 2017 and into fiscal 2018, as well as focusing on the return we earn on our investments in assets.

Results of Operations

Comparison of the three months ended February 28, 2017, and February 29, 2016

General.  We recorded income before income taxes of $23.6 million during the three months ended February 28, 2017, compared to a loss before income taxes of $76.5 million during the three months ended February 29, 2016, an increase of $100.1 million. Operating results reflected a decrease in pretax losses in our Ag segment, a change from a pretax loss to pretax income in our Energy segment, and an increase in pretax earnings in our Nitrogen Production and Corporate and Other segments. These changes were partially offset by decreased pretax earnings in our Foods segment.

Our Energy segment generated income before income taxes of $16.6 million for the three months ended February 28, 2017, compared to a loss before income taxes of $63.1 million for the three months ended February 29, 2016, representing an increase of $79.7 million, primarily due to increased refining margins and a $46.1 million non-cash charge to reduce our inventory to market value in the second fiscal quarter of the prior year that did not reoccur in the current year. Our propane and lube businesses experienced an increase in earnings, partially offset by a decrease in our transportation business earnings compared to the same period of the prior year. We are subject to the Renewable Fuels Standard ("RFS") which requires all refiners to blend renewable fuels (e.g. ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be volatile. On November 23, 2016, the EPA released the final mandate for 2017, and as a result the RINs market price increased in our first fiscal quarter. Subsequently, the price of RINs declined in our second fiscal quarter. Neither the increase nor decrease materially impacted our financial results.

Our Ag segment generated a loss before income taxes of $9.3 million and $31.1 million for the three months ended February 28, 2017, and February 29, 2016, respectively, which is $21.8 million (70%) in less losses. Our grain marketing earnings increased by $37.8 million during the three months ended February 28, 2017, compared with the three months ended February 29, 2016, primarily due to increased grain margins caused by increased U.S. exports and South America margin improvements. Our wholesale crop nutrients business earnings increased $22.9 million for the three months ended February 28, 2017, compared with the three months ended February 29, 2016, primarily due to increased volumes. Our processing and food ingredients businesses earnings increased by $6.5 million during the three months ended February 28, 2017, compared with the three months ended February 29, 2016, primarily due to an impairment charge for assets held for sale in the prior year. Earnings from our renewable fuels marketing and production operations increased $5.4 million for the three months ended February 28, 2017, compared with the three months ended February 29, 2016, due primarily to higher margins. Our country operations earnings decreased $50.2 million during the three months ended February 28, 2017, compared to the same three-month period of the previous year, due primarily to the increase in a specific loan loss reserve.

Our Nitrogen Production segment generated income before income taxes of $5.5 million during the three months ended February 28, 2017, compared to income before income taxes of $1.4 million in the three months ended February 29, 2016. The increase is primarily due to three months of activity in the current year, compared to only one month of activity in the prior year. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Our Foods segment, which was previously reported as a component of Corporate and Other, generated income before income taxes of $3.1 million during the three months ended February 28, 2017, representing a decrease of $8.4 million compared to income before income taxes of $11.5 million in the same period of the prior year, primarily due to decreased margins. This segment consists solely of our equity method investment in Ventura Foods, LLC.

Corporate and Other generated income before income taxes of $7.8 million during the three months ended February 28, 2017, compared to $4.9 million during the three months ended February 29, 2016, an increase in earnings of $2.9 million. Our equity earnings from our Ardent Mills, LLC joint venture increased $4.4 million, net of allocated expenses, while earnings from Other and Business Solutions decreased $1.5 million, net.

Net Income/Loss attributable to CHS Inc.  Consolidated net income attributable to CHS Inc. for the three months ended February 28, 2017, was $14.6 million compared to a net loss attributable to CHS Inc. of $31.0 million for the three months ended February 29, 2016, which represents a $45.6 million increase.

Revenues.  Consolidated revenues were $7.3 billion for the three months ended February 28, 2017, compared to $6.6 billion for the three months ended February 29, 2016, representing a $681.1 million (10%) increase.

Our Energy segment revenues, after elimination of intersegment revenues, of $1.4 billion, increased by $373.0 million (35%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. During the three months ended February 28, 2017, and February 29, 2016, our Energy segment recorded revenues from sales to our Ag segment of $89.1 million and $67.2 million, respectively, which are eliminated as part of the consolidation process. Refined fuels revenues increased $231.5 million (28%) when compared to the same period of the prior year, of which $227.2 million was related to higher prices with the remaining increase attributed to higher volumes. The sales price of refined fuels increased $0.35 (27%) per gallon and volumes increased approximately 1% when compared to the same period of the prior year. Propane revenues increased $51.2 million (26%), which included $50.7 million related to higher net average selling prices when compared to the same period in fiscal 2016. The average selling price of propane increased $0.16 (26%) per gallon when compared to the same period of the prior year.

Our Ag segment revenues, after elimination of intersegment revenues, of $5.9 billion, increased $300.1 million (5%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016.

Grain revenues in our Ag segment were $4.3 billion and $4.0 billion for the three months ended February 28, 2017, and February 29, 2016, respectively. The increase in grain revenues was the result of higher average sales prices of $697.4 million, partially offset by a decrease in net volume of $403.4 million during the three months ended February 28, 2017, compared to the same period of the prior year. Wheat, corn and soybean volumes decreased by approximately 9% compared to the three months ended February 29, 2016.

Our processing and food ingredients revenues in our Ag segment of $342.9 million decreased $53.6 million (14%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. For the three months ended February 28, 2017, the net decrease in revenues is comprised of a $61.6 million decrease due to the sale of an international location plus $101.7 million decrease in volumes (30%), partially offset by an increase in the average selling price of our oilseed products of $109.7 million compared to the three months ended February 29, 2016. The average sales price of all oilseed commodities sold reflected an increase of $4.31 (47%) per bushel compared to the same period of the previous year.

Wholesale crop nutrient revenues in our Ag segment totaled $436.2 million, which increased $76.8 million (21%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. The wholesale crop nutrient revenues increase consisted of $226.3 million associated with higher volumes, partially offset by a decrease of $149.4 million due to lower sales prices during the three months ended February 28, 2017, compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $80.19 (26%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 63% compared with the three months ended February 29, 2016.

Our renewable fuels revenue from our marketing and production operations increased by $3.2 million during the three months ended February 28, 2017, when compared with the same period from the previous year. Our higher renewable fuels revenues were driven by higher average selling prices of $38.6 million (1%), mostly offset by a decrease in volume of $35.4 million (10%) during the three months ended February 28, 2017, compared to the same period of the prior year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $284.6 million decreased by $23.0 million (7%) during the three months ended February 28, 2017, compared to the three months ended February 28, 2017. The decrease was primarily the result of a decrease in our country operations feed, plant food and sunflower sales due to reduced volumes as there is currently oversupply and lower demand in the market.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $7.1 billion for the three months ended February 28, 2017, compared to $6.6 billion for the three months ended February 29, 2016, representing a $529.3 million (8%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $1.4 billion increased by $293.1 million (27%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. For the three months ended February 28, 2017, refined fuels costs increased $185.7 million (22%), which was driven by a combination of a $176.7 million increase in the average cost of $0.27 (20%) per gallon and a $9.0 million (1%) increase in volumes when compared to the three months ended February 29, 2016. For the three months ended February 28, 2017, cost of goods sold for propane increased $40.2 million (23%), which reflects an average cost increase of $0.19 (35%) per gallon partially offset by certain manufacturing changes which helped lower costs recorded by $21.4 million when compared to the three months ended February 29, 2016.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $5.7 billion increased $243.4 million (5%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. Grain cost of goods sold in our Ag segment totaled $4.3 billion and $4.0 billion during the three months ended February 28, 2017, and February 29, 2016, respectively. The cost of grains and oilseed procured through our Ag segment increased $264.0 million (7%) compared to the three months ended February 29, 2016. This is primarily the result of an 18% increase in the average cost per bushel partially offset by a 10% decrease in volume, as compared to the same period of the previous year. The average month-end market price per bushel of soybeans and spring wheat increased while the average month-end market price per bushel of corn decreased slightly compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $329.7 million decreased $57.6 million (15%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. The net decrease is comprised of a $67.6 million decrease due to the sale of an international location plus a decrease in volumes of $97.0 million, partially offset by a $107.0 million increase associated with a higher average cost compared to the three months ended February 29, 2016. Typically, changes in costs are primarily due to changes in the cost of oilseeds purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $426.6 million and increased $58.4 million (16%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. The net increase is comprised of a 63% increase in tons sold, partially offset by a decrease in the average cost of fertilizer of $93.09 (29%) per ton, when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations increased $6.3 million (2%) during the three months ended February 28, 2017, due to an increase in the average cost per gallon of 13%, partially offset by a decrease in volumes sold of 10%, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $16.4 million (8%) during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. This decrease was due mostly to lower volumes when compared to the same period of the previous years.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $230.2 million for the three months ended February 28, 2017, increased by $49.4 million (27%) compared to the three months ended February 29, 2016. This change was primarily driven by a $71.9 million increase to the allowance for doubtful accounts, which includes loan loss reserves, and was partially offset by decreases to other expenses, including lower compensation expenses. The decrease in compensation expense related to our making lower accruals for incentive compensation than such accruals that were made in the same period of the prior year. The lower accruals reflect current estimated company performance against targets for the full year.

Gain on Investments. Gain on investments for the three months ended February 28, 2017, was $2.8 million compared to $3.1 million for the three months ended February 29, 2016.

Interest expense.  Interest expense of $39.9 million for the three months ended February 28, 2017, increased $14.9 million compared to the three months ended February 29, 2016. The majority of the increase was primarily due to higher interest expense of $9.2 million associated with increased debt balances, as well as lower capitalized interest of $5.7 million associated with our ongoing capital projects.

Other income.  Other income totaled $14.5 million for the three months ended February 28, 2017, an increase of $5.1 million compared to the three months ended February 29, 2016.

Equity Income from Investments.  Equity income from investments of $35.8 million for the three months ended February 28, 2017, increased $7.8 million compared to the three months ended February 29, 2016. The increase was primarily related to equity earnings recognized from our equity method investment in CF Nitrogen with three months of activity in the current year compared to one month of activity in the prior year. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded income tax expense of $8.6 million for the three months ended February 28, 2017, compared with a tax benefit of $46.3 million for the three months ended February 29, 2016, resulting in effective tax rates of 36.5% and (60.5%), respectively. The tax benefit for the three months ended February 29, 2016, was primarily due to a settlement with the Internal Revenue Service on a certain tax item as well as the recognition of fiscal 2015 tax credits from the enactment of the Protecting Americans from Tax Hikes Act of 2015 during the quarter. The federal and state statutory rate applied to nonpatronage business activity was 38.3% for both the three months ended February 28, 2017, and February 29, 2016. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the six months ended February 28, 2017, and February 29, 2016

General. We recorded income before income taxes of $249.2 million during the six months ended February 28, 2017, compared to $213.4 million during the six months ended February 29, 2016, an increase of $35.8 million (17%). Operating results reflected increased pretax earnings in our Ag and Nitrogen Production segments along with Corporate and Other, partially offset by decreased pretax earnings in our Energy and Foods segments.

Our Energy segment generated income before income taxes of $86.6 million for the six months ended February 28, 2017, compared to $129.8 million in the six months ended February 29, 2016, representing a decrease of $43.2 million (33%), primarily due to significantly reduced refining margins and an $80.2 million non-cash charge to reduce our inventory to market value in the prior year that did not reoccur in the current year. Our lubricants and transportation businesses earnings remained flat, partially offset by increased earnings in our propane business compared to the same period of the prior year. We are subject to the RFS which requires all refiners to blend renewable fuels (e.g. ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be volatile. On November 23, 2016, the EPA released the final mandate for 2017, and as a result the RINs market price increased in the first fiscal quarter. Subsequently, the price of RINs declined in the second fiscal quarter. Neither the increase nor decrease materially impacted our financial results.

Our Ag segment generated income before income taxes of $99.9 million for the six months ended February 28, 2017, compared to $38.1 million in the six months ended February 29, 2016, an increase in earnings of $61.8 million. Our grain marketing earnings increased $62.4 million during the six months ended February 28, 2017, compared with the same period in the prior year, primarily due to increased grain margins caused by increased U.S. exports and increased South America margins. Earnings from our wholesale crop nutrients business increased $31.0 million for the six months ended February 28, 2017, compared with the same period in fiscal 2016, primarily due to increased volumes. Earnings from our renewable fuels marketing and production operations increased $14.7 million for the six months ended February 28, 2017, compared with the six months ended February 29, 2016, primarily due to higher margins. Our country operations earnings decreased $43.5 million during the six months ended February 28, 2017, compared with the same period in the prior year, due primarily to the increase in a specific loan loss reserve. Our processing and food ingredients businesses experienced a decrease in earnings of $4.1 million for the six months ended February 28, 2017, compared to the same period of the previous year, primarily due to lower margins in our soybean refining business.

Our Nitrogen Production segment generated income before income taxes of $32.5 million during the six months ended February 28, 2017, compared to $1.3 million in the six months ended February 29, 2016, an increase of $31.2 million. The increase is primarily due to a gain of $29.6 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the prior fiscal year. The current fiscal year also includes six months of activity, compared to only one month of activity in the prior year. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Our Foods segment, which was previously reported as a component of Corporate and Other, generated income before income taxes of $13.7 million during the six months ended February 28, 2017, representing a decrease of $16.2 million compared to income before income taxes of $29.9 million in the same period of the prior year. The decrease was driven mainly by reduced margins. This segment consists solely of our equity method investment in Ventura Foods, LLC.

Corporate and Other generated income before income taxes of $16.5 million for the six months ended February 28, 2017, compared to $14.2 million during the same period of the previous year, an increase in earnings of $2.3 million.

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the six months ended February 28, 2017, was $223.7 million compared to $235.5 million for the six months ended February 29, 2016, which represents an $11.8 million decrease.

Revenues. Consolidated revenues were $15.4 billion for the six months ended February 28, 2017, compared to $14.4 billion for the six months ended February 29, 2016, which represents a $1.0 billion increase (7%).

Our Energy segment revenues of $3.0 billion, after elimination of intersegment revenues, increased by $364.3 million (14%) during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. During the six months ended February 28, 2017, and February 29, 2016, our Energy segment recorded revenues from sales to our Ag segment of $199.2 million and $174.3 million, respectively. Refined fuels revenues increased $192.1 million (9%) during the six months ended February 28, 2017, of which approximately $126.1 million related to an increase in the net average selling price and $66.0 million related to an increase in sales volumes, compared to the same period in the previous year. The sales price of refined fuels products increased $0.08 (6%) per gallon, and sales volumes increased by 3%, when compared to the same six-month period of the previous year. Propane revenues increased $75.2 million (23%), of which $60.2 million was related to an increase in the net average selling price and $15.1 million was attributable to an increase in volumes. Propane sales volume increased 5%, and the average selling price of propane increased $0.11 per gallon (18%) in comparison to the same period of the previous year.

Our Ag segment revenues of $12.3 billion, after elimination of intersegment revenues, decreased $621.1 million (5%) during the six months ended February 28, 2017, compared to the six months ended February 29, 2016.

Grain revenues in our Ag segment totaled $9.1 billion and $8.2 billion during the six months ended February 28, 2017, and February 29, 2016, respectively. Of the grain revenues increase of $820.5 million (10%), approximately $184.4 million is due to increased average grain selling prices and $636.1 million is due to an increase in volume during the six months ended February 28, 2017, compared to the same period in the prior year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.11 (2%) per bushel over the same six-month period in the previous year. Wheat, corn and soybean volumes increased by approximately 5% compared to the six months ended February 29, 2016.

Our processing and food ingredients revenues in our Ag segment of $713.3 million decreased $76.8 million (10%) during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. The net decrease in revenues is comprised of a $104.8 million decrease due to the sale of an international location plus $209.2 million (30%) decrease in volumes, partially offset by an increase in the average selling price of our oilseed products of $237.2 million compared to the six months ended February 29, 2016. The average sales price of all oilseed commodities sold reflected an increase of $4.62 (50%) per bushel compared to the same period of the previous year.

Wholesale crop nutrient revenues in our Ag segment totaled $855.9 million, which decreased $16.0 million (2%) during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. Of the decrease noted, $289.1 million was related to lower average fertilizer selling prices partially offset by an increase of $273.1 million due to higher volumes during the six months ended February 28, 2017, compared to the same period in the prior year. Our wholesale crop nutrient volumes increased 31% compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $84.13 per ton (25%) compared with the same period of the previous year.

Our renewable fuels revenue from our marketing and production operations increased $2.5 million (less than 1%) during the six months ended February 28, 2017, when compared with the same period from the previous year. Our higher renewable fuels revenues were driven by higher average selling prices of $48.3 million (7%), partially offset by a decrease in volume of $45.8 million (6%) during the six months ended February 28, 2017.

Our Ag segment other product revenues, primarily feed and farm supplies, of $760.8 million decreased by $118.1 million during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. The decrease was primarily the result of a decrease in our country operations feed, plant food and sunflower sales due to reduced volumes.

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

Cost of Goods Sold. Consolidated cost of goods sold was $14.8 billion for the six months ended February 28, 2017, compared to $13.9 billion for the six months ended February 29, 2016, which represents a $907.9 million (7%) increase.

Our Energy segment cost of goods sold, after elimination of intersegment costs, of $2.9 billion increased by $387.8 million (16%) during the six months ended February 28, 2017 compared to the same period of the prior year. Refined fuels cost of goods sold increased $277.7 million (14%), which reflects a $0.14 (10%) per gallon increase in the average cost of refined fuels when compared to the same period of the previous year. For the six months ended February 28, 2017, the cost of goods sold related to propane increased $38.6 million (13%), primarily from an average cost increase of $0.13 (23%) per gallon and a 5% increase in volumes, partially offset by certain manufacturing changes which helped lower costs recorded by $46.0 million, when compared to the six months ended February 29, 2016.

Our Ag segment cost of goods sold, after elimination of intersegment costs, of $11.9 billion, increased $529.5 million (5%) during the six months ended February 28, 2017, compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $8.9 billion and $8.1 billion during the six months ended February 28, 2017, and February 29, 2016, respectively. The cost of grains and oilseed procured through our Ag segment increased $761.0 million (9%) compared to the six months ended February 29, 2016. This is the result of an increase in volumes of 8% and an increase in the average cost per bushel of $0.08 (2%) for the six months ended February 28, 2017, when compared to the same period in the prior year. The average month-end market price per bushel of soybeans and spring wheat increased while corn decreased slightly compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $689.4 million decreased $67.3 million (9%) during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. The net decrease is comprised of a $108.8 million decrease due to the sale of an international location plus $197.8 million due to lower volumes, partially offset by $239.3 million associated with a higher average cost, as compared to the six months ended February 29, 2016. Changes in cost are typically driven by the market price of soybeans purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $825.6 million and decreased $56.9 million (6%) during the six months ended February 28, 2017, compared to the same period of the prior year. The decrease is comprised of a decrease in the average cost of fertilizer of $96.98 (29%) per ton, partially offset by a 31% increase in the tons sold, when compared to the same period in the previous year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $2.1 million (less than 1%) during the six months ended February 28, 2017, due to a decrease in volumes sold that was partially offset by an increase in the average cost per gallon of 6%, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $118.8 million (18%) during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. The decrease was due mostly to lower volumes when compared to the same period of the previous year.

Marketing, General and Administrative. Marketing, general and administrative expenses of $396.4 million for the six months ended February 28, 2017, increased $63.6 million (19%) compared to the six months ended February 29, 2016. This change was primarily driven by a $101.3 million increase to the allowance for doubtful accounts, which includes loan loss reserves, and was partially offset by decreases to other expenses, including lower compensation expenses. The decrease in compensation expense related to our making lower accruals for incentive compensation than such accruals that were made in the same period of the prior year. The lower accruals reflect current estimated company performance against targets for the full year.

Gain/Loss on Investments. Loss on investments for the six months ended February 28, 2017, was $4.6 million compared to a gain of $8.7 million for the six months ended February 29, 2016. The loss on investments is attributed to the sale of an international location.

Interest expense. Interest expense of $78.2 million for the six months ended February 28, 2017, increased $44.1 million compared to the same period of the previous year. The majority of the increase was primarily due to higher interest expense of $26.4 million associated with increased debt balances, as well as lower capitalized interest of $17.7 million associated with our ongoing capital projects.

Other income. Other income totaled $58.9 million for the six months ended February 28, 2017, an increase of $47.5 million compared to the six months ended February 29, 2016. The increase was partially related to higher financing fees received from various customer activities and receivables totaling $18.8 million. The remaining increase was associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen. See Note 10, Derivative Financial Instruments and Hedging Activities, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this embedded derivative.

Equity Income from Investments. Equity income from investments of $76.1 million for the six months ended February 28, 2017, increased $16.7 million (28%) compared to the six months ended February 29, 2016. The increase was primarily related to equity earnings recognized from the equity method investment in CF Nitrogen with six months of activity in the current year compared to one month of activity in the prior year. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes. We recorded income tax expense of $25.2 million for the six months ended February 28, 2017, compared to an income tax benefit of $22.6 million for the six months ended February 29, 2016, resulting in effective tax rates of 10.1% and (10.6%), respectively. The tax benefit for the six months ended February 29, 2016, was primarily due to a settlement with the Internal Revenue Service on a certain tax item as well as the recognition of fiscal 2015 tax credits from the enactment of the Protecting Americans from Tax Hikes Act of 2015 during the period. The federal and state statutory rate applied to nonpatronage business activity was 38.3% for both the six months ended February 28, 2017, and February 29, 2016.

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

On February 28, 2017, we had working capital, defined as current assets less current liabilities, of $522.8 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $414.4 million and a current ratio of 1.1 on August 31, 2016. On February 29, 2016, we had working capital of $890.8 million and a current ratio of 1.1 compared to working capital of $2.8 billion and a current ratio of 1.5 on August 31, 2015. The decrease in working capital was driven primarily by reduced cash levels and increased short-term borrowings used to finance working capital that had previously been supported on an interim basis by preferred stock proceeds. The cash, extracted preferred stock proceeds, long-term borrowings and operating cash flow were used to fund our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016. Management has and will continue to take action to extend accounts payable terms to be more in line with industry peers, which is part of our goal to actively manage working capital.

As of February 28, 2017, we had cash and cash equivalents of $249.8 million, total equities of $8.0 billion, long-term debt of $2.3 billion and notes payable of $3.9 billion. Our capital allocation priorities include maintaining our assets, paying our dividends, returning cash to our member-owners in the form of patronage refunds, paying down funded debt, and taking advantage of strategic opportunities that benefit our owners. For the six months ended February 28, 2017, cash flow from operations and proceeds from lines of credit were used primarily to finance the purchases of inventory. We believe that cash generated by operating activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future.

We expect to utilize cash and cash equivalents, along with cash generated by operating activities, to fund our fiscal 2017 capital expenditures.    For fiscal 2017, we expect total capital expenditures to be approximately $604.0 million. Included in that amount is approximately $259.0 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. In fiscal 2013, we began a $366.6 million expansion at our McPherson, Kansas refinery which was completed and operational in the first quarter of fiscal 2017. We incurred $5.2 million of costs related to the expansion during the first two quarters of fiscal 2017 and $49.2 million during fiscal 2016.

As of February 28, 2017, and August 31, 2016, we had a five-year, unsecured revolving credit facility with a syndication of domestic and international banks and a committed amount of $3.0 billion which expires in September 2020. As of February 28, 2017, we had $1.4 billion outstanding under this facility.

During the year ended August 31, 2016, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.25% to 1.00%. As of February 28, 2017, one credit facility remained with an aggregate capacity of $600.0 million with $600.0 million of outstanding borrowings.

In addition, our wholly owned subsidiary, CHS Capital, LLC ("CHS Capital"), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing sources as explained in further detail below under “Cash Flows from Financing Activities.”

On February 28, 2017, we had a securitization facility (“Securitization Facility” or the "Facility”) of $750 million. The facility provides us the option to fund through securitization certain of our accounts receivable, as well as CHS Capital loans receivable and certain related property. The Facility is with two financial institutions, with one acting as administrative agent, and various conduit purchasers, committed purchasers, and purchase agents. The Securitization Facility provides us with the option for an additional source of liquidity, thereby increasing our financial flexibility. The amount of funding outstanding against the facility at February 28, 2017 is $597 million, of which $189.6 million is outstanding against our securitized accounts receivable.

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

Cash flows used by operating activities were $643.2 million for the six months ended February 28, 2017. Cash flows provided by operating activities were $319.1 million for the six months ended February 29, 2016. The fluctuations in cash flows when comparing the two periods is primarily due to increased cash outflows in the second quarter of fiscal 2017 for increased working capital needs when compared to the same period in fiscal 2016.

Our operating activities used net cash of $643.2 million during the six months ended February 28, 2017. The cash used by operating activities resulted from a decrease in cash flows due to changes in net operating assets and liabilities of $1.3 billion, partially offset by net income of $223.9 million and net non-cash expenses and cash distributions from equity investments of $419.6 million. The decreased cash flows from changes in net operating assets and liabilities was caused primarily by increased inventory purchases (97% increase related to the buildup of feed and farm supplies for the spring agronomy season), additional supplier advance payments and decreases in derivative liabilities, partially offset by increases in customer advance payments and decreases in derivative assets and receivables. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $278.2 million, provision for doubtful accounts of $97.1 million and net equity investment activity of $10.0 million. Cash expenditures for grain and oilseed inventory purchases increased primarily due to increasing commodity prices during the six months ended February 28, 2017. On February 28, 2017, the per-bushel market prices of wheat, soybeans and corn had increased by $0.54 (11%), $0.65 (7%), and $0.65 (22%), respectively, when compared to spot prices on August 31, 2016. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses increased 3% to 24%, depending on the product. Additionally, crude oil market prices increased by $9.20 (21%) per barrel from August 31, 2016, to February 28, 2017.

Our operating activities generated net cash of $319.1 million during the six months ended February 29, 2016. The cash provided by operating activities resulted from net income of $236.0 million and net non-cash expenses and cash distributions from equity investments of $179.3 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $96.2 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $243.6 million, partially offset by gains on our crack spread contingent consideration liability of $51.8 million and deferred taxes of $31.1 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by an increase in feed and farm supplies inventory (81% increase related to the buildup of feed and farm supplies for the spring agronomy season) and supplier advances, partially offset by a decrease in receivables combined with increased accounts payable and the benefit of additional customer advance payments. During the six months ended February 29, 2016, declining commodity prices decreased the amounts we needed to expend to obtain inventory. On February 29, 2016, the per-bushel market prices of wheat, soybeans and corn had decreased by $0.05 (1%), $0.45 (5%), and $0.38 (10%), respectively, when compared to spot prices on August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses experienced decreases ranging from 9% to 29%, depending on the product. Additionally, crude oil market prices decreased by $15.45 (31%) per barrel from August 31, 2015, to February 29, 2016.

Typically our second fiscal quarter is the period of our highest short-term borrowing needs. Crop nutrient and crop protection product inventories and prepayments to suppliers of these products in our wholesale crop nutrients and country operations peak during the second fiscal quarter. These were partially offset by the collection of prepayments from our customers for these products. Prepayments are frequently used for agronomy products to assure supply and at times to guarantee prices. In addition, during the second fiscal quarter of 2017, we made payments on deferred payment contracts to those producers that sold grain to us during prior quarters and requested payment after the end of the calendar year. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any likely increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended February 28, 2017, and February 29, 2016, the net cash used in our investing activities totaled $285.1 million and $3.2 billion, respectively.

We acquired property, plant and equipment totaling $207.9 million and $428.3 million during the six months ended February 28, 2017, and February 29, 2016, respectively.

For the six months ended February 28, 2017, and February 29, 2016, turnaround expenditures were $0.7 million and $19.1 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five-to-six week period every two-to-four years.

Investments in joint ventures and other entities during the six months ended February 28, 2017, and February 29, 2016, totaled $5.6 million and $2.8 billion, respectively. The primary driver of the change from fiscal 2016 to fiscal 2017 was our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016.

Changes in notes receivable during the six months ended February 28, 2017, and February 29, 2016, resulted in net decreases in cash flows of $88.6 million and net increases in cash flows of $4.4 million, respectively. The primary cause of the change in cash flows during both periods relates to changes in CHS Capital notes receivable. CHS Capital increased lending during the six months ended February 28, 2017, compared to the six months ended February 29, 2016.

Cash Flows from Financing Activities

For the six months ended February 28, 2017, and February 29, 2016, our financing activities provided net cash of $899.6 million and $2.3 billion, respectively.

Working Capital Financing:

We finance our working capital needs through lines of credit with domestic and international banks. On February 28, 2017, we had a five-year, unsecured, revolving facility with a committed amount of $3.0 billion and $1.4 billion outstanding.

In addition to our primary revolving line of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2019. As of February 28, 2017, the outstanding balance under this facility was $325.0 million.

During the year ended August 31, 2016, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of February 28, 2017, one credit facility remained with an aggregate capacity of $600.0 million with $600.0 million of outstanding borrowings.

As of February 28, 2017, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $318.9 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $361.8 million outstanding at February 28, 2017, of which $28.8 million was collateralized.

On February 28, 2017, and August 31, 2016, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $3.0 billion and $1.8 billion, respectively.

CHS Capital Financing:

Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, had available credit totaling $750.0 million as of February 28, 2017, under note purchase agreements with various purchasers and through the issuance of short-term notes payable. CHS Capital and CHS Inc. both sell eligible receivables they have originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.67% as of February 28, 2017. There were $597.0 million in borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of February 28, 2017.
CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.34% to 4.45% as of February 28, 2017. As of February 28, 2017, the total funding commitment under these agreements was $165.6 million, of which $85.6 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a limited recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $145.0 million as of February 28, 2017, of which $86.7 million was borrowed under these commitments with an interest rate of 1.99%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of February 28, 2017, and are due upon demand. Borrowings under these notes totaled $115.0 million as of February 28, 2017.

Long-term Debt Financing:

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On February 28, 2017, we had total long-term debt outstanding of $2.3 billion, of which $1.6 billion was private placement debt, $460.6 million was bank financing, $87.9 million was capital lease obligations and $69.7 million was other notes and contracts payable. On August 31, 2016, we had total long-term debt outstanding of $2.3 billion. Our long-term debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2017.

During the six months ended February 28, 2017, we re-advanced $130.0 million under the revolving provision of our ten-year term loan with a syndication of banks that was originally arranged in September 2015. The terms of the re-advance are the same as the original term loan, with principal due on September 4, 2025, and interest calculated at a LIBOR plus an applicable margin ranging between 1.50% and 2.00%. There were no significant long-term borrowings during the six months ended February 29, 2016. During the six months ended February 28, 2017, and February 29, 2016, we repaid long-term debt of $133.0 million and $142.9 million, respectively.

Other Financing:

During the six months ended February 29, 2016, pursuant to our agreement to acquire the remaining noncontrolling interests in CHS McPherson Refinery, Inc. (formerly National Cooperative Refinery Association), we made a payment of $153.0 million, increasing our ownership to 100.0%. There was no corresponding payment during the six months ended February 28, 2017.

Changes in checks and drafts outstanding resulted in an increase in cash flows of $1.4 million and $6.8 million during the six months ended February 28, 2017, and February 29, 2016, respectively.

In accordance with our bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of the patronage distribution is determined annually by our Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Patronage earnings from the year ended August 31, 2016, were distributed during the six months ended February 28, 2017. The cash portion of this distribution, deemed by our Board of Directors to be 40%, was $103.9 million. During the six months ended February 29, 2016, we distributed cash patronage of $251.5 million.

Redemptions of capital equity certificates approved by our Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individuals will also be able to participate in an annual redemption program similar to the one that was previously only available to non-individual members. In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2016 and 2015, that will be redeemed in fiscal 2017, to be approximately $58.6 million, of which $13.7 million was redeemed in cash during the six months ended February 28, 2017, compared to $10.4 million redeemed in cash during the six months ended February 29, 2016.

The following is a summary of our outstanding preferred stock as of February 28, 2017, each series of which is listed on the Global Select Market of NASDAQ:

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

(e)
11,319,175 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 were issued on September 26, 2013; 6,752,188 shares were issued on August 25, 2014; and an additional 2,693,195 shares were issued on March 31, 2016; 695,390 shares were issued on March 30, 2017.

Dividends paid on our preferred stock during the six months ended February 28, 2017, and February 29, 2016, were $83.7 million and $81.0 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the six months ended February 28, 2017.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2017, our bank covenants allowed maximum guarantees of $1.0 billion, of which $110.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 28, 2017.

Debt

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the six months ended February 28, 2017.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the six months ended February 28, 2017.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2017, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 28, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 5, 2017	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer