Form 10-Q
period 2017-05-31
CHS INC
filed 2017-07-14
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2017.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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
YES ☑ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: The Registrant has no common stock outstanding.

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2017	August 31, 2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$267,229	$279,313
Receivables	2,722,325	2,880,763
Inventories	2,684,087	2,370,699
Derivative assets	388,188	543,821
Margin deposits	251,695	310,276
Supplier advance payments	431,433	347,600
Other current assets	255,236	202,708
Total current assets	7,000,193	6,935,180
Investments	3,841,749	3,795,976
Property, plant and equipment	5,409,151	5,488,323
Other assets	970,704	1,092,656
Total assets	$17,221,797	$17,312,135
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$3,321,808	$2,731,479
Current portion of long-term debt	193,096	214,329
Customer margin deposits and credit balances	132,479	208,991
Customer advance payments	390,576	412,823
Accounts payable	1,809,868	1,819,049
Derivative liabilities	284,212	513,599
Accrued expenses	422,371	422,494
Dividends and equities payable	134,718	198,031
Total current liabilities	6,689,128	6,520,795
Long-term debt	2,046,264	2,082,876
Long-term deferred tax liabilities	350,966	487,762
Other liabilities	276,483	354,452
Commitments and contingencies
Equities:
Preferred stock	2,264,063	2,244,132
Equity certificates	4,214,657	4,237,174
Accumulated other comprehensive loss	(209,700)	(211,726)
Capital reserves	1,577,469	1,582,380
Total CHS Inc. equities	7,846,489	7,851,960
Noncontrolling interests	12,467	14,290
Total equities	7,858,956	7,866,250
Total liabilities and equities	$17,221,797	$17,312,135

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Revenues	$8,614,090	$7,796,588	$23,982,746	$22,164,710
Cost of goods sold	8,366,988	7,479,076	23,142,205	21,346,376
Gross profit	247,102	317,512	840,541	818,334
Marketing, general and administrative	153,498	143,436	459,831	468,394
Reserve and impairment charges	323,901	26,016	414,009	33,869
Operating earnings (loss)	(230,297)	148,060	(33,299)	316,071
(Gain) loss on investments	(393)	(700)	4,226	(9,422)
Interest expense	39,201	37,466	117,411	71,553
Other income	(11,554)	(10,774)	(70,409)	(22,155)
Equity (income) loss from investments	(48,393)	(72,453)	(124,521)	(131,819)
Income (loss) before income taxes	(209,158)	194,521	39,994	407,914
Income tax expense (benefit)	(163,018)	4,838	(137,781)	(17,761)
Net income (loss)	(46,140)	189,683	177,775	425,675
Net income (loss) attributable to noncontrolling interests	(955)	(592)	(757)	(92)
Net income (loss) attributable to CHS Inc.	$(45,185)	$190,275	$178,532	$425,767

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income (loss)	$(46,140)	$189,683	$177,775	$425,675
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,257, $2,122, $6,580 and $5,911, respectively	3,635	3,378	10,599	9,806
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $(72), $744, $1,010 and $303, respectively	(117)	1,201	1,627	462
Cash flow hedges, net of tax expense (benefit) of $233, $1,595, $1,238 and $(2,456), respectively	375	2,574	1,993	(3,945)
Foreign currency translation adjustment, net of tax expense (benefit) of $(334), $0, $(329) and $0, respectively	(2,151)	7,761	(12,193)	(5,910)
Other comprehensive income (loss), net of tax	1,742	14,914	2,026	413
Comprehensive income (loss)	(44,398)	204,597	179,801	426,088
Less: comprehensive income (loss) attributable to noncontrolling interests	(955)	(592)	(757)	(92)
Comprehensive income (loss) attributable to CHS Inc.	$(43,443)	$205,189	$180,558	$426,180

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$177,775	$425,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	362,118	324,952
Amortization of deferred major repair costs	50,565	55,074
(Income) loss from equity investments	(124,521)	(131,819)
Provision for doubtful accounts	198,304	33,869
Distributions from equity investments	105,558	75,435
Unrealized (gain) loss on crack spread contingent liability	(13,273)	(51,321)
Long-lived asset impairment	85,431	14,428
Reserve against supplier advance payments	130,705	—
Deferred taxes	(145,357)	(16,356)
Other, net	25,559	(23,414)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(55,498)	120,613
Inventories	(344,914)	(164,652)
Derivative assets	120,294	(65,651)
Margin deposits	58,581	(23,988)
Supplier advance payments	(214,538)	(208,679)
Other current assets and other assets	19,289	91,095
Customer margin deposits and credit balances	(76,355)	2,657
Customer advance payments	(23,700)	(54,136)
Accounts payable and accrued expenses	152,094	(72,161)
Derivative liabilities	(229,881)	9,315
Other liabilities	(53,471)	(78,511)
Net cash provided by (used in) operating activities	204,765	262,425
Cash flows from investing activities:
Acquisition of property, plant and equipment	(298,015)	(557,689)
Proceeds from disposition of property, plant and equipment	17,702	7,023
Expenditures for major repairs	(1,146)	(19,338)
Investments in joint ventures and other	(13,853)	(2,833,968)
Investments redeemed	7,698	24,912
Proceeds from sale of investments	6,170	19,477
Changes in CHS Capital notes receivable, net	(104,773)	(230,874)
Financing extended to customers	(57,783)	(31,681)
Payments from customer financing	67,126	23,005
Business acquisitions, net of cash acquired	(2,253)	(10,139)
Other investing activities, net	4,975	4,911
Net cash provided by (used in) investing activities	(374,152)	(3,604,361)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	29,890,570	21,377,619
Payments on lines of credit, long term-debt and capital lease obligations	(29,362,970)	(18,090,681)
Mandatorily redeemable noncontrolling interest payments	—	(153,022)
Changes in checks and drafts outstanding	(118,844)	1,680
Preferred stock dividends paid	(125,475)	(121,499)
Retirements of equities	(25,503)	(17,117)
Cash patronage dividends paid	(103,879)	(253,150)
Other financing activities, net	1,539	(3,246)
Net cash provided by (used in) financing activities	155,438	2,740,584
Effect of exchange rate changes on cash and cash equivalents	1,865	(6,060)
Net increase (decrease) in cash and cash equivalents	(12,084)	(607,412)
Cash and cash equivalents at beginning of period	279,313	953,813
Cash and cash equivalents at end of period	$267,229	$346,401

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of May 31, 2017, the Consolidated Statements of Operations for the three and nine months ended May 31, 2017, and 2016, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2017, and 2016, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2017, and 2016, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2016, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

The Consolidated Statements of Operations include a separate line called “Reserve and impairment charges” for the three and nine months ended May 31, 2017, and 2016, due to the materiality of certain charges incurred during the periods presented. The charges relate to reserves recorded as a result of a trading partner of ours in Brazil entering into bankruptcy proceedings under Brazilian law, intangible and fixed asset impairment charges associated with moving certain assets within our Ag segment to held for sale, a fixed asset impairment charge related to an asset in our Energy segment and all bad debt and loan loss reserve charges, of which a significant portion relates to a single large producer borrower for which the majority of charges were recorded in the first and second quarters of the current fiscal year. Prior year information has been revised to conform to the current presentation. See additional information related to the reserves and impairment charges in Note 2, Receivables and Note 5, Goodwill and Other Intangible Assets.

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

Recent Accounting Pronouncements

Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments within this ASU eliminate Step 2 of the goodwill impairment test, which requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended standard, goodwill impairment is instead measured using Step 1 of the goodwill impairment test with goodwill impairment being equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We elected to early adopt ASU No. 2017-04 during the second quarter of fiscal 2017. The amendments have been applied to the annual goodwill impairment testing performed as of May 31, 2017, and will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.

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

Note 2        Receivables

	May 31, 2017	August 31, 2016
	(Dollars in thousands)
Trade accounts receivable	$1,739,027	$1,804,646
CHS Capital notes receivable	766,731	858,805
Other	464,051	380,956
	2,969,809	3,044,407
Less allowances and reserves	247,484	163,644
Total receivables	$2,722,325	$2,880,763

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

During the third quarter of fiscal 2017, a trading partner of ours in Brazil entered bankruptcy proceedings under Brazilian law, resulting in a $98.7 million increase to our accounts receivable reserve. We also recorded a reserve of approximately $130.7 million related to supplier advance payments held by this trading partner. We have initiated efforts to recover these losses; however, as such actions are in the early stages and are considered neither probable nor estimable, no recoveries have been recorded as of the date of this Quarterly Report on Form 10-Q.

CHS Capital has notes receivable from commercial and producer borrowers. The short-term notes receivable generally have terms of 12-14 months and are reported at their outstanding principal balances as CHS Capital has the ability and intent to hold these notes to maturity. The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin, and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes with the addition of Michigan. In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years of $252.4 million and $322.4 million as of May 31, 2017, and August 31, 2016, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of May 31, 2017, and August 31, 2016, the commercial notes represented 52% and 26%, respectively, and the producer notes represented 48% and 74%, respectively, of the total CHS Capital notes receivable. As of August 31, 2016, a single producer borrower accounted for 20% of the total outstanding CHS Capital notes receivable. During the third quarter of fiscal 2017, CHS Capital concluded a transaction with the single producer borrower whereby CHS Capital obtained from the borrower title to approximately 14,000 acres of land and improvements that, prior to the transaction, was owned by the borrower and served as collateral for the outstanding loans to CHS Capital. The amount corresponding to the fair value of the land and improvements, approximately $139.0 million, was credited against the notes receivable from this single producer borrower. As a result of this arrangement, all remaining outstanding notes receivable balances and corresponding reserves related to this single producer borrower were removed from the balance sheet of CHS Capital. However, we continue to enforce our rights under the various agreements between us and the producer borrower to pursue future potential recoveries. The collateral received in connection with the arrangement has been recorded in “Property, plant and equipment” on the Consolidated Balance Sheet.

CHS Capital evaluates the collectability of both commercial and producer notes on a specific identification basis, based on the amount and quality of the collateral obtained, and records specific loan loss reserves when appropriate. A general reserve is also maintained based on historical loss experience and various qualitative factors. Further, the accrual of interest income is discontinued at the time the loan is 90 days past due unless the credit is well-collateralized and in process of collection. Past due amounts were approximately 5.0% and 2.5% of the total CHS Capital notes outstanding as of May 31, 2017, and August 31, 2016, respectively.

Specific and general loan loss reserves related to CHS Capital totaled $17.2 million and $45.8 million as of May 31, 2017, and August 31, 2016, respectively. The reduction in the reserve is substantially all related to the single producer borrower agreement discussed above.
CHS Capital has commitments to extend credit to customers as long as there are no violations of any contractually established conditions. As of May 31, 2017, customers of CHS Capital had additional available credit of approximately $966.2 million.

Note 3        Inventories

	May 31, 2017	August 31, 2016
	(Dollars in thousands)
Grain and oilseed	$1,171,408	$937,258
Energy	750,170	729,695
Crop nutrients	181,380	217,521
Feed and farm supplies	530,081	417,431
Processed grain and oilseed	27,991	48,930
Other	23,057	19,864
Total inventories	$2,684,087	$2,370,699

As of May 31, 2017, we valued approximately 19% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or market (19% as of August 31, 2016). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $140.9 million and $93.9 million as of May 31, 2017, and August 31, 2016, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

	2017	2016
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,808,993	$2,796,323
Ventura Foods, LLC	374,006	369,487
Ardent Mills, LLC	195,869	194,986
TEMCO, LLC	41,581	44,578
Other equity method investments	290,391	263,025
Cost method investments	130,909	127,577
Total investments	$3,841,749	$3,795,976

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions. For the three months ended May 31, 2017, and 2016, this amount was $24.5 million and $41.3 million, respectively. For the nine months ended May 31, 2017, and 2016, this amount was $60.8 million and $53.1 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products, and which constitutes our Foods segment. We account for Ventura Foods as an equity method investment, and as of

May 31, 2017, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. The earnings are reported as equity income from investments in our Foods segment.

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in CF Nitrogen, Ventura Foods and Ardent Mills for the three and nine months ended May 31, 2017, and 2016:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Net sales	$2,043,628	$1,623,696	$5,807,777	$4,673,341
Gross profit	234,055	255,191	651,705	638,093
Net earnings	133,132	121,022	317,674	283,996
Earnings attributable to CHS Inc.	38,662	64,615	104,568	118,845

Note 5        Goodwill and Other Intangible Assets

Goodwill of $153.3 million and $160.4 million as of May 31, 2017, and August 31, 2016, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the nine months ended May 31, 2017, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2016	$552	$148,916	$10,946	$160,414
Effect of foreign currency translation adjustments	—	(868)	—	(868)
Impairment	—	(5,542)	—	(5,542)
Other	—	(298)	(372)	(670)
Balances, May 31, 2017	$552	$142,208	$10,574	$153,334

No goodwill has been allocated to our Nitrogen Production or Foods segments, which consist of investments accounted for under the equity method.

All long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangible assets, are evaluated for impairment in accordance with GAAP. Goodwill is evaluated for impairment annually as of May 31. All long-lived assets, including goodwill, are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group or reporting unit may not be recoverable. No impairments were identified as a result of the Company’s annual goodwill analyses performed as of May 31, 2017.

During the three months ended May 31, 2017, certain assets and liabilities associated with a disposal group in our Ag segment were classified as held for sale, including $5.5 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group, an impairment charge of $51.8 million which includes the allocated goodwill discussed above, was recorded in the Reserve and impairment charges line item in the Consolidated Statements of Operations for the three and nine months ended May 31, 2017. Following the impairment charge, the assets remaining within the disposal group primarily include property, plant and equipment of $32.4 million, inventories of $23.9 million, accounts receivable of $8.7 million, and intangible assets of $2.4 million. The disposal group represents assets being sold as part of a broader asset portfolio review project. Negotiations for the sale of these assets is ongoing and we believe their sale will be consummated within the next 12 months. The held for sale assets and liabilities are recorded in other current assets and accounts payable in our Consolidated Balance Sheet as of May 31, 2017.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	May 31, 2017			August 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$48,975	$(14,568)	$34,407	$51,554	$(15,550)	$36,004
Trademarks and other intangible assets	23,618	(21,713)	1,905	35,015	(26,253)	8,762
Total intangible assets	$72,593	$(36,281)	$36,312	$86,569	$(41,803)	$44,766

Total amortization expense for intangible assets during the three and nine months ended May 31, 2017, was $1.0 million and $3.3 million, respectively. Total amortization expense for intangible assets during the three and nine months ended May 31, 2016, was $1.1 million and $4.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,654
Year 2	3,653
Year 3	3,487
Year 4	3,344
Year 5	3,170

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of May 31, 2017.

	May 31, 2017	August 31, 2016
	(Dollars in thousands)
Notes payable	$2,465,333	$1,803,174
CHS Capital notes payable	856,475	928,305
Total notes payable	$3,321,808	$2,731,479

On May 31, 2017, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion which expires in September 2020. The outstanding balance on this facility was $1.1 billion and $700.0 million as of May 31, 2017, and August 31, 2016, respectively.

During the nine months ended May 31, 2017, we re-advanced $130.0 million under the revolving provision of our ten-year term loan with a syndication of banks that was originally arranged in September 2015. The terms of the re-advance are the same as the terms of the original term loan, with principal due on September 4, 2025, and interest calculated at a London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging between 1.50% and 2.00%.

Interest expense for the three months ended May 31, 2017, and 2016, was $39.2 million and $37.5 million, respectively, net of capitalized interest of $1.6 million and $6.5 million, respectively. Interest expense for the nine months ended May 31, 2017, and 2016, was $117.4 million and $71.6 million, respectively, net of capitalized interest of $4.7 million and $27.3 million, respectively.

Note 7        Income Taxes

During the three months ended May 31, 2017, our Board of Directors adopted a resolution to treat equity redemptions of non-qualified equity certificates issued in fiscal 2013 and fiscal 2014 in the same manner as qualified equity certificates are treated and redeemed under the “Eligible Annual Association Equity” provision of the Board's Policy for the Redemption of CHS Inc. Equities. Previously we had not established an intent regarding the redemption of non-qualified equity certificates issued to cooperative association members and other corporate entity non-qualified equity participants, thus the tax benefit associated with redemption would have been recognized in future periods as those redemptions occurred. As a result of the new resolution, we recorded a $75.0 million deferred tax benefit during the third quarter of fiscal 2017 related to the future redemption, at the discretion of our Board of Directors, of non-qualified equity certificates to cooperative association members and other corporate entity non-qualified equity participants.

During the three months ended May 31, 2017, we incurred losses associated with a trading partner of ours in Brazil entering into bankruptcy proceedings under Brazilian law, and we will be required to fund approximately $230.0 million of losses in our Brazilian operations via guarantees in place with our Brazilian subsidiary and its lending syndicate. Performance of these guarantees results in a bad debt deduction on our U.S. tax return, subject to the insurance and subrogation recovery provisions within the U.S. Tax Code. As a result of performance on the guarantee, we recorded an $84.4 million deferred tax benefit during the third quarter of fiscal 2017.

These two tax benefits are the primary contributors to our tax benefit position for the three and nine month periods ended May 31, 2017, within the Consolidated Statements of Operations.

Note 8        Equities

Changes in Equities

Changes in equities for the nine months ended May 31, 2017, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2016	$3,932,513	$22,894	$281,767	$2,244,132	$(211,726)	$1,582,380	$14,290	$7,866,250
Reversal of prior year patronage and redemption estimates	(121,892)	—	—	—	—	278,968	—	157,076
Distribution of 2016 patronage refunds	153,589	—	—	—	—	(257,468)	—	(103,879)
Redemptions of equities	(43,949)	(154)	(1,386)	—	—	—	—	(45,489)
Equities issued, net	3,176	—	—	19,986	—	—	—	23,162
Preferred stock dividends	—	—	—	—	—	(139,760)	—	(139,760)
Other, net	(7,560)	7,300	(391)	(55)	—	3,046	(1,066)	1,274
Net income	—	—	—	—	—	178,532	(757)	177,775
Other comprehensive income (loss), net of tax	—	—	—	—	2,026	—	—	2,026
Estimated 2017 cash patronage refunds	—	—	—	—	—	(68,229)	—	(68,229)
Estimated 2017 equity redemptions	(11,250)	—	—	—	—	—	—	(11,250)
Balance, May 31, 2017	$3,904,627	$30,040	$279,990	$2,264,063	$(209,700)	$1,577,469	$12,467	$7,858,956

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the nine months ended May 31, 2017, and 2016:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2016	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)
Current period other comprehensive income (loss), net of tax	(309)	1,627	1,184	(12,208)	(9,706)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,908	—	809	15	11,732
Net other comprehensive income (loss), net of tax	10,599	1,627	1,993	(12,193)	2,026
Balance as of May 31, 2017	$(154,547)	$7,283	$(7,203)	$(55,233)	$(209,700)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Current period other comprehensive income (loss), net of tax	135	462	(6,805)	(6,380)	(12,588)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	9,671	—	2,860	470	13,001
Net other comprehensive income (loss), net of tax	9,806	462	(3,945)	(5,910)	413
Balance as of May 31, 2016	$(161,923)	$4,618	$(9,269)	$(47,220)	$(213,794)

Amounts reclassified from accumulated other comprehensive income (loss) were primarily related to pension and other post-retirement benefits. Pension and other post-retirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as marketing, general and administrative expenses (see Note 9, Benefit Plans for further information).

Note 9        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and nine months ended May 31, 2017, and 2016, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit costs for the three months ended May 31 are as follows:	(Dollars in thousands)
Service cost	$10,537	$9,383	$302	$258	$290	$353
Interest cost	5,753	7,691	210	352	232	427
Expected return on assets	(12,058)	(12,013)	—	—	—	—
Prior service cost (credit) amortization	385	402	4	57	(141)	(30)
Actuarial (gain) loss amortization	5,708	4,765	136	172	(199)	(116)
Net periodic benefit cost	$10,325	$10,228	$652	$839	$182	$634
Components of net periodic benefit costs for the nine months ended May 31 are as follows:
Service cost	$31,612	$28,149	$905	$776	$870	$1,059
Interest cost	17,257	23,075	632	1,055	698	1,282
Expected return on assets	(36,173)	(36,040)	—	—	—	—
Prior service cost (credit) amortization	1,155	1,205	14	171	(424)	(90)
Actuarial (gain) loss amortization	17,123	14,294	409	518	(598)	(348)
Net periodic benefit cost	$30,974	$30,683	$1,960	$2,520	$546	$1,903

Employer Contributions

Total contributions to be made during fiscal 2017 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2017, we made no contributions to the pension plans. At this time, we do not anticipate being required to make a contribution for our benefit plans in fiscal 2017.

Note 10        Segment Reporting

We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing our business. We have aggregated those operating segments into four reportable segments: Energy, Ag, Nitrogen Production and Foods.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which was completed in February 2016 and which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified annual quantity of granular urea and UAN annually from CF Nitrogen. The addition of our Nitrogen Production segment had no impact on historically reported segment results and balances as this segment came into existence in fiscal 2016. Our Foods segment consists solely of our equity method investment in Ventura Foods. In prior periods, Ventura Foods was reported as a component of Corporate and Other. Historically reported segment results and balances have been revised to reflect the addition of our Foods segment. There were no changes to the composition of our Energy or Ag segments as a result of the addition of our Nitrogen Production and Foods segments. Corporate and Other primarily represents our non-consolidated wheat milling operations, as well as our business solutions operations, which primarily consists of commodities hedging, insurance and financial services related to crop production.

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

Segment information for the three and nine months ended May 31, 2017, and 2016, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2017:	(Dollars in thousands)
Revenues	$1,638,107	$7,053,991	$—	$—	$26,820	$(104,828)	$8,614,090
Operating earnings (loss)	(5,723)	(226,668)	(5,619)	(3,101)	10,814	—	(230,297)
(Gain) loss on investments	—	(393)	—	—	—	—	(393)
Interest expense	4,343	16,609	10,708	(231)	8,358	(586)	39,201
Other income	(332)	(12,493)	(477)	—	1,162	586	(11,554)
Equity (income) loss from investments	(391)	(9,199)	(24,534)	(9,920)	(4,349)	—	(48,393)
Income (loss) before income taxes	$(9,343)	$(221,192)	$8,684	$7,050	$5,643	$—	$(209,158)
Intersegment revenues	$(97,876)	$(7,545)	$—	$—	$593	$104,828	$—

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2016:	(Dollars in thousands)
Revenues	$1,322,624	$6,526,714	$—	$—	$25,114	$(77,864)	$7,796,588
Operating earnings (loss)	103,614	24,432	253	(2,243)	22,004	—	148,060
(Gain) loss on investments	—	(881)	—	—	181	—	(700)
Interest expense	(4,270)	24,518	16,549	645	7,951	(7,927)	37,466
Other income	(217)	(17,473)	—	—	(1,011)	7,927	(10,774)
Equity (income) loss from investments	(1,300)	(5,931)	(41,257)	(19,922)	(4,043)	—	(72,453)
Income (loss) before income taxes	$109,401	$24,199	$24,961	$17,034	$18,926	$—	$194,521
Intersegment revenues	$(76,114)	$(3,016)	$—	$—	$1,266	$77,864	$—

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2017:	(Dollars in thousands)
Revenues	$4,867,321	$19,345,316	$—	$—	$85,691	$(315,582)	$23,982,746
Operating earnings (loss)	86,563	(131,363)	(14,033)	(8,370)	33,904	—	(33,299)
(Gain) loss on investments	—	6,302	—	—	(2,076)	—	4,226
Interest expense	12,176	49,798	35,626	(231)	27,743	(7,701)	117,411
Other income	(828)	(48,103)	(30,047)	—	868	7,701	(70,409)
Equity (income) loss from investments	(2,039)	(18,071)	(60,787)	(28,850)	(14,774)	—	(124,521)
Income (loss) before income taxes	$77,254	$(121,289)	$41,175	$20,711	$22,143	$—	$39,994
Intersegment revenues	$(297,057)	$(16,068)	$—	$—	$(2,457)	$315,582	$—
Total assets at May 31, 2017	$4,292,789	$7,028,635	$2,834,040	$374,007	$2,692,326	$—	$17,221,797

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2016:	(Dollars in thousands)
Revenues	$4,162,685	$18,221,420	$—	$—	$68,210	$(287,605)	$22,164,710
Operating earnings (loss)	214,827	77,605	(5,506)	(6,319)	35,464	—	316,071
(Gain) loss on investments	—	(6,595)	—	—	(2,827)	—	(9,422)
Interest expense	(20,723)	57,785	21,286	2,246	18,886	(7,927)	71,553
Other income	(174)	(27,778)	—	—	(2,130)	7,927	(22,155)
Equity (income) loss from investments	(3,487)	(8,152)	(53,112)	(55,449)	(11,619)	—	(131,819)
Income (loss) before income taxes	$239,211	$62,345	$26,320	$46,884	$33,154	$—	$407,914
Intersegment revenues	$(250,425)	$(36,032)	$—	$—	$(1,148)	$287,605	$—

Note 11        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts which are accounted for as cash flow or fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 12, Fair Value Measurements.

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

	May 31, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$363,627	$—	$27,711	$335,916
Foreign exchange derivatives	10,558	—	3,895	6,663
Interest rate derivatives - hedge	9,496	—	—	9,496
Embedded derivative asset - current	4,507	—	—	4,507
Total current derivatives	$388,188	$—	$31,606	$356,582
Embedded derivative asset - long term	20,540	—	—	20,540
Total	$408,728	$—	$31,606	$377,122
Derivative Liabilities:
Commodity and freight derivatives	$271,337	$3,136	$27,711	$240,490
Foreign exchange derivatives	11,689	—	3,895	7,794
Interest rate derivatives - hedge	1,182	—	—	1,182
Interest rate derivatives - non-hedge	4	—	—	4
Total	$284,212	$3,136	$31,606	$249,470

	August 31, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$500,192	$—	$23,689	$476,503
Foreign exchange derivatives	21,551	—	9,187	12,364
Interest rate derivatives - hedge	22,078	—	—	22,078
Total	$543,821	$—	$32,876	$510,945
Derivative Liabilities:
Commodity and freight derivatives	$491,302	$811	$23,689	$466,802
Foreign exchange derivatives	22,289	—	9,187	13,102
Interest rate derivatives - non-hedge	8	—	—	8
Total	$513,599	$811	$32,876	$479,912

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2017, and 2016.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2017	2016	2017	2016
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$102,327	$(193,548)	$177,633	$(103,532)
Foreign exchange derivatives	Cost of goods sold	(7,168)	2,249	(4,573)	(7,550)
Foreign exchange derivatives	Marketing, general and administrative	22	(12,820)	(784)	2,308
Interest rate derivatives	Interest expense	—	(5,096)	4	(6,299)
Embedded derivative	Other Income	477	—	30,051	—
Total		$95,658	$(209,215)	$202,331	$(115,073)

Commodity and Freight Contracts

As of May 31, 2017, and August 31, 2016, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	May 31, 2017		August 31, 2016
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	663,358	860,178	774,279	995,396
Energy products - barrels	13,694	8,151	14,740	6,470
Processed grain and oilseed - tons	327	2,188	541	2,060
Crop nutrients - tons	70	241	108	135
Ocean and barge freight - metric tons	4,110	876	4,406	877
Rail freight - rail cars	210	97	205	79
Natural gas - MMBtu	3,275	—	3,550	300

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $789.4 million and $802.2 million as of May 31, 2017, and August 31, 2016, respectively.

Embedded Derivative Asset

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
During the three months ended November 30, 2016, CF Industries' credit rating was reduced below the specified levels and we recorded a gain of $29.1 million in other income in our Consolidated Statement of Operations. During November 2016 we received a $5.0 million payment from CF Industries, which reduced the fair value of the associated embedded derivative asset to $24.1 million as of November 30, 2016. In addition, during the three months ended February 28, 2017, we recorded adjustments of $0.5 million in other income in our Consolidated Statement of Operations to reflect the $24.6 million fair value of the embedded derivative asset on our Consolidated Balance Sheet as of February 28, 2017. During the three months ended May 31, 2017, we recorded adjustments of $0.5 million in other income in our Consolidated Statement of Operations to reflect the $25.0 million fair value of the embedded derivative asset on our Consolidated Balance Sheet as of May 31, 2017. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheet, respectively. See Note 12, Fair Value Measurements for more information on the valuation of the embedded derivative.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of May 31, 2017, and August 31, 2016, we had certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts

We have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the nine months ended May 31, 2017, and 2016, we recorded offsetting fair value adjustments of $13.8 million and $7.6 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded the losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled an additional two interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. During the third quarter of fiscal 2016, we settled the remaining two interest rate swaps, paying $5.1 million in cash upon their scheduled termination. We did not issue additional fixed-rate debt as previously planned, and we reclassified all amounts previously recorded to other comprehensive income into earnings. As of May 31, 2017, we had no outstanding cash flow hedges.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2017, and 2016.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest rate derivatives	$—	$—	$—	$(10,070)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the three and nine months ended May 31, 2017, and 2016.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2017	2016	2017	2016
		(Dollars in thousands)
Interest rate derivatives	Interest expense	$(435)	$(4,166)	$(1,311)	$(4,631)

Note 12        Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs or market data that a market participant would obtain from sources independent of us to value the asset or liability. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The fair value hierarchy consists of three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recurring fair value measurements at May 31, 2017, and August 31, 2016, are as follows:

	May 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$25,493	$338,134	$—	$363,627
Foreign currency derivatives	—	10,558	—	10,558
Interest rate swap derivatives	—	9,496	—	9,496
Deferred compensation assets	51,710	—	—	51,710
Embedded derivative asset	—	25,047	—	25,047
Other assets	13,760	—	—	13,760
Total	$90,963	$383,235	$—	$474,198
Liabilities:
Commodity and freight derivatives	$31,941	$239,396	$—	$271,337
Foreign currency derivatives	—	11,689	—	11,689
Interest rate swap derivatives	—	1,186	—	1,186
Crack spread contingent consideration liability	—	—	1,778	1,778
Total	$31,941	$252,271	$1,778	$285,990

	August 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$62,538	$437,654	$—	$500,192
Foreign currency derivatives	—	21,551	—	21,551
Interest rate swap derivatives	—	22,078	—	22,078
Deferred compensation assets	50,099	—	—	50,099
Other assets	12,678	—	—	12,678
Total	$125,315	$481,283	$—	$606,598
Liabilities:
Commodity and freight derivatives	$22,331	$468,971	$—	$491,302
Foreign currency derivatives	—	22,289	—	22,289
Interest rate swap derivatives	—	8	—	8
Crack spread contingent consideration liability	—	—	15,051	15,051
Total	$22,331	$491,268	$15,051	$528,650

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

Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense. See Note 11, Derivative Financial Instruments and Hedging Activities for additional information about interest rates swaps designated as fair value and cash flow hedges.

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

Embedded derivative asset — As of May 31, 2017, we had an embedded derivative asset of $25.0 million to reflect the fair value of an embedded derivative inherent to the agreement relating to our investment in CF Nitrogen. The inputs into the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 11, Derivative Financial Instruments and Hedging Activities for additional information.

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

Quantitative Information about Level 3 Fair Value Measurements
Item	Fair Value May 31, 2017 (Dollars in thousands)	Valuation Technique	Unobservable Input	Input Used
Crack spread contingent consideration liability	$1,778	Adjusted Black-Scholes option pricing model	Forward crack spread margin quotes on May 31, 2017 (a)	$14.56
			Contractual target crack spread margin (b)	$17.50
			Expected volatility (c)	78.71%
			Risk-free interest rate (d)	0.94%
			Expected life - years (e)	0.25
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

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended May 31, 2017, and 2016.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2017	2016
	(Dollars in thousands)
Balances, February 28, 2017, and February 29, 2016, respectively	$2,172	$24,155
Total (gains) losses included in cost of goods sold	(394)	506
Balances, May 31, 2017, and 2016, respectively	$1,778	$24,661

The following table represents a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended May 31, 2017, and 2016.

	Level 3 Liabilities
	Crack spread contingent consideration liability
	2017	2016
	(Dollars in thousands)
Balances, August 31, 2016, and 2015, respectively	$15,051	$75,982
Total (gains) losses included in cost of goods sold	(13,273)	(51,321)
Balances, May 31, 2017, and 2016, respectively	$1,778	$24,661

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three and nine months ended May 31, 2017, and 2016.

Note 13        Commitments and Contingencies

Environmental

We are required to comply with various environmental laws and regulations incidental to our normal business operations. In order to meet our compliance requirements, we establish reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold and marketing, general and administrative in our Consolidated Statements of Operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we believe any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Other Litigation and Claims

We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we believe any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of May 31, 2017, our bank covenants allowed maximum guarantees of $1.0 billion, of which $101.5 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2017.

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

The following discussion makes reference to our Energy, Ag, Nitrogen Production and Foods reportable segments, as well as our Corporate and Other category. See Note 10, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding our reportable segments.

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

Our business is cyclical and the Ag and Energy industries are in an environment characterized by reduced commodity prices, lower margins, reduced liquidity and increased debt. We are unable to predict how long this current environment will last or how severe it may be. During this period, we, along with our competitors and customers, expect our revenues, margins and cash flows to be under pressure.

As we operate in this challenging environment, we have taken and continue to take prudent actions to restore our financial flexibility. These actions include actively managing expenses, reducing debt balances, optimizing working capital, and limiting capital investment beyond that needed to maintain the safety and compliance of our operations. In addition, we are performing an asset portfolio review focusing on the strategic value and return we earn on our investments. As a result of this work, we are undertaking efforts to dispose of certain underperforming or nonstrategic assets. We are also currently assessing how we manage our equity as an additional lever for restoring financial flexibility and balance sheet strength.

Results of Operations

Comparison of the three months ended May 31, 2017, and May 31, 2016

General.  We recorded a loss before income taxes of $209.2 million during the three months ended May 31, 2017, compared to income before income taxes of $194.5 million during the three months ended May 31, 2016, a decrease of $403.7 million. Operating results reflected decreases in pretax income in our Energy, Ag, Nitrogen Production, and Foods segments, along with Corporate and Other.

Our Energy segment generated a loss before income taxes of $9.3 million for the three months ended May 31, 2017, compared to generating income before income taxes of $109.4 million for the three months ended May 31, 2016, representing a decrease of $118.7 million, primarily due to significantly reduced refining margins, a $32.7 million impairment charge incurred during the third quarter of fiscal year 2017 associated with the cancellation of a capital project and a $80.2 million benefit in the third fiscal quarter of the prior year associated with the recovery of lower of cost or market charges that did not reoccur in the current year. Our propane, transportation, and lube businesses experienced decreases in earnings compared to the same period of the prior year. We are subject to the Renewable Fuels Standard ("RFS") which requires all refiners to blend renewable fuels (e.g. ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be volatile. On November 23, 2016, the EPA released the final mandate for 2017, and as a result the RINs market price increased in our first fiscal quarter. Subsequent changes in the price of RINs resulted in no material impact on our financial results.

Our Ag segment generated a loss before income taxes of $221.2 million and income before income taxes of $24.2 million for the three months ended May 31, 2017, and May 31, 2016, respectively, which represents a decrease of $245.4 million. Our grain marketing earnings decreased by $231.2 million during the three months ended May 31, 2017, compared with the three months ended May 31, 2016, due almost entirely to increased bad debt expense and the recording of a reserve, both associated with a trading partner of ours in Brazil entering bankruptcy proceedings under Brazilian law. Our processing and food ingredients business earnings decreased by $9.2 million during the three months ended May 31, 2017, compared with the three months ended May 31, 2016, primarily due to impairment charges taken on certain assets in the three months ended May 31, 2017 that were greater than the bad debt charge associated with a specific customer in the same three-month period of the previous year. Our wholesale crop nutrients business earnings decreased by $5.8 million for the three months ended May 31, 2017, compared with the three months ended May 31, 2016, primarily due to decreased margins. Earnings from our renewable fuels marketing and production operations decreased $2.0 million for the three months ended May 31, 2017, compared with the three months ended May 31, 2016, due primarily to lower margins in our production operations. Our country operations earnings increased $3.2 million during the three months ended May 31, 2017, compared to the same three-month period of the previous year, due primarily to increased volumes.

Our Nitrogen Production segment generated income before income taxes of $8.7 million during the three months ended May 31, 2017, compared to income before income taxes of $25.0 million during the three months ended May 31, 2016. The decrease of $16.3 million is primarily due to lower equity income. This segment consists solely of our equity method investment in CF Nitrogen. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Our Foods segment, which was previously reported as a component of Corporate and Other, generated income before income taxes of $7.1 million during the three months ended May 31, 2017, representing a decrease of $9.9 million compared to income before income taxes of $17.0 million in the same period of the prior year, primarily due to reduced margins. This segment consists solely of our equity method investment in Ventura Foods.

Corporate and Other generated income before income taxes of $5.6 million during the three months ended May 31, 2017, compared to $18.9 million during the three months ended May 31, 2016, a decrease in earnings of $13.3 million. Our equity earnings from our Ardent Mills joint venture increased $1.2 million, net of allocated expenses, while earnings from Business Solutions decreased $2.6 million and Other earnings decreased by $11.9 million.

Net Income/Loss attributable to CHS Inc.  Consolidated net loss attributable to CHS Inc. for the three months ended May 31, 2017, was $45.2 million compared to a net gain attributable to CHS Inc. of $190.3 million for the three months ended May 31, 2016, which represents a $235.5 million decrease, and is driven by the factors described above.

Revenues.  Consolidated revenues were $8.6 billion for the three months ended May 31, 2017, compared to $7.8 billion for the three months ended May 31, 2016, representing an increase of $817.5 million (10%).

Our Energy segment revenues of $1.5 billion, after elimination of intersegment revenues, increased by $293.7 million (24%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. See Note 10, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for eliminated amounts. Refined fuels revenues increased $270.8 million (27%) when compared to the same period of the prior year, of which $201.2 million was related to higher prices with the remaining increase attributed to higher volumes. The sales price of refined fuels increased $0.26 (19%) per gallon and volumes increased approximately 7% when compared to the same period of the prior year. Propane revenues increased $15.1 million (16%), all of which related to higher net average selling prices when compared to the same period in fiscal 2016. The average selling price of propane increased $0.09 (16%) per gallon when compared to the same period of the prior year.

Our Ag segment revenues of $7.1 billion, after elimination of intersegment revenues, increased $522.7 million (8%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. See Note 10, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for eliminated amounts.

Grain revenues in our Ag segment were $4.4 billion and $3.7 billion for the three months ended May 31, 2017, and 2016, respectively. The increase in grain revenues was the result of higher average sales prices of $142.9 million and an increase in net volume of $585.0 million during the three months ended May 31, 2017, compared to the same period of the prior year. Wheat, corn and soybean volumes increased by approximately 6% compared to the three months ended May 31, 2016.

Our processing and food ingredients revenues in our Ag segment of $337.2 million decreased $56.5 million (14%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. For the three months ended May 31, 2017, the net decrease in revenues is comprised of a $36.1 million decrease due to the sale of an international location in the prior year plus a $148.1 million (38%) decrease in volumes, which was primarily associated with the disposal of our overseas processing and food ingredient operations in the current year. This decrease was partially offset by an increase in the average selling price of our oilseed products of $127.7 million compared to the three months ended May 31, 2016. The average sales price of all oilseed commodities sold reflected an increase of $5.35 (52%) per bushel compared to the same period of the previous year.

Wholesale crop nutrient revenues in our Ag segment totaled $681.9 million, a decrease of $88.1 million (11%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. The wholesale crop nutrient revenues decrease consisted of $116.6 million associated with lower average selling prices, partially offset by an increase of $28.5 million in volume during the three months ended May 31, 2017, compared to the same period of the previous year. The average sales price of all fertilizers sold decreased $43.42 (15%) per ton compared to the same period of the previous year. Our wholesale crop nutrient volumes increased 4% compared with the three months ended May 31, 2016.

Our renewable fuels revenue from our marketing and production operations decreased by $7.3 million during the three months ended May 31, 2017, when compared with the same period from the previous year. Our lower renewable fuels revenues were the result of decreased volumes of $20.3 million (5%), partially offset by an increase in average selling prices of $13.0 million (4%) during the three months ended May 31, 2017, compared to the same period of the prior year.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.2 billion decreased by $56.0 million (5%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. The reduction was primarily the result of a decrease in our country operations feed, plant food and sunflower sales due to decreased volumes related to lower demand, particularly in the sunflower market.

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

Cost of Goods Sold.  Consolidated cost of goods sold was $8.4 billion for the three months ended May 31, 2017, compared to $7.5 billion for the three months ended May 31, 2016, representing an $887.9 million (12%) increase.

Our Energy segment cost of goods sold of $1.5 billion, after elimination of intersegment costs, increased by $382.1 million (35%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. The refined fuels increase of $341.4 (38%) million was driven by a $0.36 (29%) increase to the average cost per gallon ($280.1 million) and an increase in volumes ($61.3 million or 7%). For the three months ended May 31, 2017, cost of goods sold for propane increased $20.9 million (22%), primarily from an average cost increase of $0.13 (22%) per gallon when compared to the three months ended May 31, 2016.

Our Ag segment cost of goods sold of $6.9 billion, after elimination of intersegment costs, increased $494.9 million (8%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. Grain cost of goods sold in our Ag segment totaled $4.3 billion and $3.6 billion during the three months ended May 31, 2017, and 2016, respectively. The cost of grains and oilseed procured through our Ag segment increased $731.3 million (20%) compared to the three months ended May 31, 2016. This is primarily the result of a $575.6 million increase in volumes and an increase in average cost of $155.7 million. The average month-end market price per bushel of spring wheat increased while the average month-end market price per bushel of corn and soybeans decreased compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $324.6 million decreased $75.8 million (19%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. The net decrease is comprised of a $32.4 million decrease due to the sale of an international location in the prior year plus a decrease in volumes of $150.6 million, partially offset by a $107.2 million increase associated with a higher average cost. Typically, changes in costs are primarily due to changes in the cost of oilseeds purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $651.0 million and decreased $84.3 million (11%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. The net decrease is comprised of a $111.4 million decrease related to average cost, partially offset by a $27.2 million increase associated with higher volumes, when compared to the same period of the previous year.

Renewable fuels cost of goods sold from our marketing and production operations decreased $13.0 million (3%) during the three months ended May 31, 2017, due to a decrease in volumes sold of 5%, partially offset by an increase in average cost per gallon of 2%, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $331.8 million (30%) during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. This decrease was due mostly to lower volumes when compared to the same period of the previous year.

Marketing, General and Administrative.  Marketing, general and administrative expenses of $153.5 million for the three months ended May 31, 2017, increased by $10.1 million (7%) compared to the three months ended May 31, 2016. This change was primarily driven by increased compensation costs which was mostly due to separation expenses associated with the departure of our chief executive officer and to a lesser extent, higher consulting fees.

Reserve and impairment charges.  Reserve and impairment charges of $323.9 million for the three months ended May 31, 2017, increased by $297.9 million compared to the same period in the prior fiscal year. The fiscal 2016 charges relate solely to bad debt expense. The increase for the three months ended May 31, 2017, primarily relates to a Brazil trading partner in our Ag segment entering into bankruptcy proceedings under Brazilian law during our third quarter of fiscal 2017, which resulted in charges of $229.4 million. Additionally, we recorded a $32.7 million impairment charge associated with the cancellation of a capital project in our Energy segment during the third quarter of fiscal 2017 and a charge of $51.8 million related to the impairment of long-lived assets and goodwill in our Ag segment.

Gain/Loss on Investments. Gain on investments for the three months ended May 31, 2017, was $0.4 million compared to $0.7 million for the three months ended May 31, 2016.

Interest expense.  Interest expense of $39.2 million for the three months ended May 31, 2017, increased $1.7 million compared to the three months ended May 31, 2016. The majority of the increase was primarily due to lower capitalized interest of $4.9 million associated with our ongoing capital projects, partially offset by lower interest expense of $3.2 million associated with lower debt balances.

Other income.  Other income totaled $11.6 million for the three months ended May 31, 2017, an increase of $0.8 million compared to the three months ended May 31, 2016.

Equity Income from Investments.  Equity income from investments of $48.4 million for the three months ended May 31, 2017, decreased $24.1 million compared to the three months ended May 31, 2016. The decrease was primarily related to lower equity income recognized by our equity method investments in CF Nitrogen and Ventura Foods, partially offset by higher equity income recognized by our equity method investments in TEMCO and Ardent Mills. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. We record equity income or loss primarily from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes.  We recorded an income tax benefit of $163.0 million for the three months ended May 31, 2017, compared with an income tax expense of $4.8 million for the three months ended May 31, 2016, resulting in effective tax rates of (77.9%) and 2.5%, respectively. The tax benefit for the three months ended May 31, 2017, is primarily due to the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014 and the bad debt deduction in our U.S. tax returns related to the performance of guarantees caused by an approximately $230.0 million loss related to a Brazilian trading partner of ours entering into bankruptcy proceedings under Brazilian law. The federal and state statutory rate applied to nonpatronage business activity was 38.3% for both the three months ended May 31, 2017, and 2016. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of the nine months ended May 31, 2017, and May 31, 2016

General. We recorded income before income taxes of $40.0 million during the nine months ended May 31, 2017, compared to $407.9 million during the nine months ended May 31, 2016, a decrease of $367.9 million. Operating results reflect decreases in pretax income in our Energy, Ag, and Foods segments along with Corporate and Other, partially offset by an increase in pretax income in our Nitrogen Production segment.

Our Energy segment generated income before income taxes of $77.3 million for the nine months ended May 31, 2017, compared to $239.2 million in the nine months ended May 31, 2016, representing a decrease of $161.9 million (68%), primarily due to significantly reduced refining margins and a $32.7 million impairment charge associated with the cancellation of a capital project during the third quarter of fiscal 2017. Our lubricants and transportation businesses earnings remained flat, partially offset by increased earnings in our propane business compared to the same period of the prior year. We are subject to the RFS which requires all refiners to blend renewable fuels (e.g. ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuels percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals, however we cannot generate enough RINs to meet the needs of our refining capacity and therefore RINs must be purchased on the open market. The price of RINs can be volatile. On November 23, 2016, the EPA released the final mandate for 2017, and as a result the RINs market price increased in our first fiscal quarter. Subsequent changes in the price of RINs resulted in no material impact on our financial results.

Our Ag segment generated a loss before income taxes of $121.3 million for the nine months ended May 31, 2017, compared to income before income taxes of $62.4 million in the nine months ended May 31, 2016, a decrease in earnings of $183.7 million. Our grain marketing earnings decreased $168.9 million during the nine months ended May 31, 2017, compared with the same period in the prior year, primarily due to increased bad debt expense and the recording of a reserve, both associated with a trading partner of ours in Brazil entering bankruptcy proceedings under Brazilian law. Our country operations earnings decreased $40.3 million during the nine months ended May 31, 2017, compared with the same period in the prior year, due primarily to the increase in a specific loan loss reserve related to a single producer borrower. Our processing and food ingredients businesses experienced a decrease in earnings of $13.3 million for the nine months ended May 31, 2017, compared to the same period of the previous year, primarily due to impairment charges taken on certain assets in the current year that were greater than the bad debt charge associated with a specific customer in the prior year that did not recur in the current year. Earnings from our wholesale crop nutrients business increased $25.2 million for the nine months ended May 31, 2017, compared with the same period in fiscal 2016, primarily due to increased volumes and margins. Earnings from our renewable fuels marketing and production operations increased $12.8 million for the nine months ended May 31, 2017, compared with the nine months ended May 31, 2016, primarily due to higher margins.

Our Nitrogen Production segment generated income before income taxes of $41.2 million during the nine months ended May 31, 2017, compared to $26.3 million in the nine months ended May 31, 2016, an increase of $14.9 million. The increase is primarily due to a gain of $30.1 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the prior fiscal year. This was partially offset by lower equity income. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this investment.

Our Foods segment, which was previously reported as a component of Corporate and Other, generated income before income taxes of $20.7 million during the nine months ended May 31, 2017, representing a decrease of $26.2 million compared to income before income taxes of $46.9 million in the same period of the prior year. The decrease was driven mainly by reduced margins. This segment consists solely of our equity method investment in Ventura Foods.

Corporate and Other generated income before income taxes of $22.1 million for the nine months ended May 31, 2017, compared to $33.2 million during the same period of the previous year, a decrease in earnings of $11.1 million. Our equity earnings from our Ardent Mills joint venture increased $6.9 million, net of allocated expenses, while earnings from Business Solutions decreased $2.8 million and earnings from Other decreased $15.2 million.

Net Income attributable to CHS Inc. Consolidated net income attributable to CHS Inc. for the nine months ended May 31, 2017, was $178.5 million compared to $425.8 million for the nine months ended May 31, 2016, which represents a decrease of $247.3 million and is driven by the factors described above.

Revenues. Consolidated revenues were $24.0 billion for the nine months ended May 31, 2017, compared to $22.2 billion for the nine months ended May 31, 2016, which represents a $1.8 billion increase (8%).

Our Energy segment revenues of $4.6 billion, after elimination of intersegment revenues, increased by $658.0 million (17%) during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. See Note 10, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for eliminated amounts. Refined fuels revenues increased $546.7 million (18%) during the nine months ended May 31, 2017, of which approximately $412.7 million related to an increase in the net average selling price and $134.0 million related to an increase in sales volumes, compared to the same period in the previous year. The sales price of refined fuels products increased $0.18 (13%) per gallon, and sales volumes increased by 4%, when compared to the same nine-month period of the previous year. Propane revenues increased $90.3 million (21%), of which $75.5 million was related to an increase in the net average selling price and $14.8 million was attributable to an increase in volumes. Propane sales volume increased 4%, and the average selling price of propane increased $0.11 (17%) per gallon in comparison to the same period of the previous year.

Our Ag segment revenues of $19.3 billion, after elimination of intersegment revenues, increased $1.1 billion (6%) during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. See Note 10, Segment Reporting, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for eliminated amounts.

Grain revenues in our Ag segment totaled $13.5 billion and $11.9 billion during the nine months ended May 31, 2017, and 2016, respectively. Of the grain revenues increase of $1.5 billion (13%), approximately $305.2 million is due to increased average grain selling prices and $1.2 billion is due to an increase in volume during the nine months ended May 31, 2017, compared to the same period in the prior year. The average sales price of all grain and oilseed commodities sold reflected an increase of $0.12 (2%) per bushel over the same nine-month period in the previous year. Wheat, corn and soybean volumes increased by approximately 5% compared to the nine months ended May 31, 2016.

Our processing and food ingredients revenues in our Ag segment of $1.1 billion decreased $133.3 million (11%) during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. The net decrease in revenues is comprised of a $140.8 million decrease due to the sale of an international location in the prior year plus a $343.1 million (29%) decrease in volumes, partially offset by an increase in the average selling price of our oilseed products of $350.6 million compared to the nine months ended May 31, 2016. The average sales price of all oilseed commodities sold reflected an increase of $4.67 (42%) per bushel compared to the same period of the previous year.

Wholesale crop nutrient revenues in our Ag segment totaled $1.5 billion, which decreased $104.2 million (6%) during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. Of the decrease noted, $392.9 million was related to lower average fertilizer selling prices, partially offset by an increase of $288.8 million due to higher volumes during the nine months ended May 31, 2017, compared to the same period in the prior year. Our wholesale crop nutrient volumes increased 18% compared with the same period in the previous year. The average sales price of all fertilizers sold reflected a decrease of $64.18 per ton (20%) compared with the same period of the previous year.

Our renewable fuels revenue from our marketing and production operations decreased $4.8 million (less than 1%) during the nine months ended May 31, 2017, when compared with the same period from the previous year. Our lower renewable fuels revenues are the result of a volume decrease of $66.2 million (6%), mostly offset by a $61.4 million (6%) increase in average selling prices during the nine months ended May 31, 2017.

Our Ag segment other product revenues, primarily feed and farm supplies, of $1.9 billion decreased by $177.4 million during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. The decrease was primarily the result of lower volumes in our country operations feed, plant food and sunflower sales.

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

Cost of Goods Sold. Consolidated cost of goods sold was $23.1 billion for the nine months ended May 31, 2017, compared to $21.3 billion for the nine months ended May 31, 2016, which represents a $1.8 billion (8%) increase.

Our Energy segment cost of goods sold of $4.3 billion, after elimination of intersegment costs, increased by $769.9 million (22%) during the nine months ended May 31, 2017, compared to the same period of the prior year. Refined fuels cost of goods sold increased $668.8 million (23%) and reflects a $0.24 (18%) per gallon increase in the average cost of refined fuels, a 4% increase in volumes, when compared to the same period the previous year. For the nine months ended May 31, 2017, the cost of goods sold related to propane increased $59.5 million (15%), primarily from a 4% increase in volumes and an average cost increase of $0.13 (23%) per gallon, partially offset by certain manufacturing changes which helped lower costs recorded by $46.0 million, when compared to the nine months ended May 31, 2016.

Our Ag segment cost of goods sold of $18.8 billion, after elimination of intersegment costs, increased $1.0 billion (6%) during the nine months ended May 31, 2017, compared to the same period of the prior year. Grain cost of goods sold in our Ag segment totaled $13.2 billion and $11.7 billion during the nine months ended May 31, 2017, and 2016, respectively. The cost of grains and oilseed procured through our Ag segment increased $1.5 billion (13%) compared to the nine months ended May 31, 2016. This is the result of an increase in volumes of 10% and an increase in the average cost per bushel of $0.11 (2%) for the nine months ended May 31, 2017, when compared to the same period in the prior year. The average month-end market price per bushel of soybeans and spring wheat increased while corn decreased slightly compared to the same period of the previous year.

Our processing and food ingredients cost of goods sold in our Ag segment of $1.0 billion decreased $143.0 million (12%) during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. The net decrease is comprised of a $141.2 million decrease due to the sale of an international location in the prior year plus $335.3 million due to lower volumes, partially offset by $333.5 million associated with a higher average cost. Typically, changes in costs are primarily due to changes in the cost of oilseeds purchased.

Wholesale crop nutrients cost of goods sold in our Ag segment totaled $1.5 billion and decreased $141.2 million (9%) during the nine months ended May 31, 2017, compared to the same period of the prior year. The decrease is comprised of a decrease in the average cost of fertilizer of $69.52 (22%) per ton, partially offset by an 18% increase in the tons sold, when compared to the same period in the previous year.

Renewable fuels cost of goods sold associated with our marketing and production operations decreased $15.1 million (1%) during the nine months ended May 31, 2017, due to a decrease in volumes sold of 6% that was partially offset by an increase in the average cost per gallon of 5%, when compared with the same period of the previous year.

Our Ag segment other product cost of goods sold, primarily feed and farm supplies, decreased $434.6 million (25%) during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. The decrease was due mostly to lower volumes when compared to the same period the previous year.

Marketing, General and Administrative. Marketing, general and administrative expenses of $459.8 million for the nine months ended May 31, 2017, decreased $8.6 million (1.8%) compared to the nine months ended May 31, 2016. This change was primarily driven by lower accruals for incentive compensation compared to the prior year, partially offset by increased foreign currency exchange expenses. The lower incentive accruals reflect current estimated performance against targets for the full year.

Reserve and impairment charges.  Reserve and impairment charges of $414.0 million for the nine months ended May 31, 2017, increased $380.1 million from the same nine-month period in fiscal 2016. The fiscal 2016 charges relate solely to bad debt expense. The increase for the nine months ended May 31, 2017, primarily relates to a Brazil trading partner in our Ag segment entering into bankruptcy proceedings under Brazilian law during our third quarter of fiscal 2017, which resulted in charges of $229.4 million. Additionally, we recorded a $32.7 million impairment charge associated with the cancellation of a capital project in our Energy segment during the third quarter of fiscal 2017. In addition, in fiscal 2017 we also recorded a charge of $51.8 million related to the impairment of long-lived assets and goodwill in our Ag segment. The remaining increase is attributable to loan loss reserve expense primarily related to a single producer borrower.

Gain/Loss on Investments. Loss on investments for the nine months ended May 31, 2017, was $4.2 million compared to a gain of $9.4 million for the nine months ended May 31, 2016. The decrease is mainly attributed to the sale of an international location during the first quarter of fiscal 2017 which resulted in a loss. The nine months ended May 31, 2016 also experienced gains on bond transactions specific to our international operations that did not reoccur during the nine months ended May 31, 2017, which also contributed to the decrease.

Interest expense. Interest expense of $117.4 million for the nine months ended May 31, 2017, increased $45.9 million compared to the same period of the previous year. The increase was due to higher interest expense of $23.3 million associated with increased debt balances, as well as lower capitalized interest of $22.6 million associated with our ongoing capital projects.

Other income. Other income totaled $70.4 million for the nine months ended May 31, 2017, an increase of $48.3 million compared to the nine months ended May 31, 2016. The increase was partially related to higher financing fees received from various customer activities and receivables totaling $19.3 million. The remaining increase was associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen. See Note 11, Derivative Financial Instruments and Hedging Activities, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on this embedded derivative.

Equity Income from Investments. Equity income from investments of $124.5 million for the nine months ended May 31, 2017, decreased $7.3 million (5.5%) compared to the nine months ended May 31, 2016. The decrease was primarily related to lower equity income recognized from our equity method investment in Ventura Foods, which was partially offset by higher equity income recognized from our equity method investments in CF Nitrogen, TEMCO, and Ardent Mills. See Note 4, Investments, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes. We recorded income tax benefit of $137.8 million for the nine months ended May 31, 2017, compared to an income tax benefit of $17.8 million for the nine months ended May 31, 2016, resulting in effective tax rates of (344.5)% and (4.4%), respectively. The tax benefit for the nine months ended May 31, 2017, is primarily due to the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014 and the bad debt deduction in our U.S. tax returns related to the performance of guarantees caused by an approximately $230.0 million loss related to a Brazilian trading partner of ours entering into bankruptcy proceedings under Brazilian law. The federal and state statutory rate applied to nonpatronage business activity was 38.3% for both the nine months ended May 31, 2017, and 2016. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

On May 31, 2017, we had working capital, defined as current assets less current liabilities, of $311.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.0 compared to working capital of $414.4 million and a current ratio of 1.1 on August 31, 2016. On May 31, 2016, we had working capital of $825.5 million and a current ratio of 1.1 compared to working capital of $2.8 billion and a current ratio of 1.5 on August 31, 2015. The decrease in working capital as of May 31, 2017, was driven primarily by the impairment of two large receivables during the fiscal year and increased short-term borrowings primarily associated with seasonal increases in inventory levels. We have and will continue to take action to extend accounts payable terms to be more in line with industry peers, which is part of our actions to actively manage working capital.

As of May 31, 2017, we had cash and cash equivalents of $267.2 million, total equities of $7.9 billion, long-term debt of $2.2 billion and notes payable of $3.3 billion. Our capital allocation priorities include maintaining the safety and compliance of our assets, paying our dividends, paying down funded debt and taking advantage of strategic opportunities that benefit our owners. For the nine months ended May 31, 2017, cash flow from operations and proceeds from lines of credit were used primarily to finance the purchases of inventory.

We expect the down cycle in the Ag industry to continue and while we maintain appropriate levels of liquidity, we will continue to consider opportunities to further diversify and enhance our sources and amount of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of non-strategic or under-performing assets. We believe that cash generated by operating activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to continue to be in compliance with our various loan covenants.

We expect to utilize cash and cash equivalents, along with cash generated by operating activities, to fund our fiscal 2017 capital expenditures.    For fiscal 2017, we expect total capital expenditures to be approximately $500.0 million, but the level of expenditures remains under review by management. Included in that amount is approximately $227.0 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries. In fiscal 2013, we began a $366.7 million expansion at our McPherson, Kansas refinery which was completed and operational in the first quarter of fiscal 2017. We incurred $5.3 million of costs related to the expansion during the first three quarters of fiscal 2017 and $49.2 million during fiscal 2016.

In addition, as a result of losses caused by a trading partner of ours in Brazil entering into bankruptcy proceedings under Brazilian law, we intend to fund approximately $230 million in loan guarantees to our Brazilian operations in the next 12 months. It is our intention to fund this through a combination of sources including cash flow and the liquidity enhancement actions noted above.

As of May 31, 2017, and August 31, 2016, we had a five-year, unsecured revolving credit facility with a syndication of domestic and international banks and a committed amount of $3.0 billion which expires in September 2020. As of May 31, 2017, we had $1.1 billion outstanding under this facility.

During the year ended August 31, 2016, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. Amounts borrowed under these short-term lines are used to fund our working capital and bear interest at base rates (or London Interbank Offered Rates ("LIBOR")) plus applicable margins ranging from 0.25% to 1.00%. As of May 31, 2017, one credit facility remained with an aggregate capacity of $250.0 million with $250.0 million of outstanding borrowings.

In addition, our wholly owned subsidiary, CHS Capital, LLC ("CHS Capital"), makes seasonal and term loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has its own financing sources as explained in further detail below under “Cash Flows from Financing Activities.”

On May 31, 2017, we had a securitization facility (“Securitization Facility” or the "Facility”) of $750 million. The facility provides us the option to fund through securitization certain of our accounts receivable, as well as CHS Capital loans receivable and certain related property. The Facility is with two financial institutions, with one acting as administrative agent, and various conduit purchasers, committed purchasers, and purchase agents. The Securitization Facility provides us with the option for an additional source of liquidity, thereby increasing our financial flexibility. The amount of funding outstanding against the facility at May 31, 2017, was $618.0 million, of which $194.2 million was outstanding against our securitized accounts receivable.

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

Our operating activities generated net cash of $204.8 million during the nine months ended May 31, 2017. The cash provided by operating activities resulted from an increase in cash flows due to net non-cash expenses and cash distributions from equity investments of $675.1 million and net income of $177.8 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $648.1 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $412.7 million, provision for doubtful accounts of $198.3 million, deferred tax benefits of $145.4 million, long-lived asset impairments of $85.4 million and net equity investment activity of $19.0 million. The decreased cash flows from changes in net operating assets and liabilities were caused primarily by increased inventory purchases, additional supplier advance payments and decreases in derivative liabilities, partially offset by increases in accounts payable and accrued expenses and decreases in derivative assets. Cash expenditures for grain and oilseed inventory purchases increased primarily due to increasing commodity prices during the nine months ended May 31, 2017. On May 31, 2017, the per-bushel market prices of wheat and corn had increased by $0.86 (18%) and $0.71 (23%), respectively, when compared to spot prices on August 31, 2016. Additionally, crude oil market prices increased by $3.62 (8%) per barrel on May 31, 2017, compared to the price on August 31, 2016. Fertilizer commodity prices were mixed.

Our operating activities generated net cash of $262.4 million during the nine months ended May 31, 2016. The cash provided by operating activities resulted from net income of $425.7 million and net non-cash expenses and cash distributions from equity investments of $280.8 million, partially offset by a decrease in cash flows due to changes in net operating assets and liabilities of $443.7 million. The primary components of net non-cash expenses and cash distributions from equity investments included depreciation and amortization, including amortization of major repair costs, of $380.0 million, partially offset by net equity investment activity of $56.4 million and gains on our crack spread contingent consideration liability of $51.3 million. The decrease in cash flows from changes in net operating assets and liabilities was caused primarily by an increase in grain and oilseed inventory and supplier advances, partially offset by a decrease in receivables. Grain and oilseed inventory increases were driven by increases in volumes on hand (7% increase primarily due to decreased demand for grain exports) combined with increasing commodity prices. On May 31, 2016, the per-bushel market prices of wheat, soybeans and corn had increased by $0.24 (5%), $1.81 (20%), and $0.13 (3%), respectively, when compared to spot prices on August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses experienced decreases ranging from 9% to 36%, depending on the product. Additionally, crude oil market prices decreased by $0.10 (0.2%) per barrel on May 31, 2016, compared to the price on August 31, 2015.

Our operating cash needs have historically been the lowest during our fourth fiscal quarter as by that time, we have sold a large portion of our seasonal agronomy-related inventories in our Ag segment operations and continue to collect cash from the related receivables. We cannot ensure this historical trend will continue. We believe that we have adequate capacity through our current cash balances and committed credit facilities to meet any increase in net operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended May 31, 2017, and 2016, the net cash used in our investing activities totaled $374.2 million and $3.6 billion, respectively.

We acquired property, plant and equipment totaling $298.0 million and $557.7 million during the nine months ended May 31, 2017, and 2016, respectively.

For the nine months ended May 31, 2017, and 2016, turnaround expenditures were $1.1 million and $19.3 million, respectively. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment which typically occur for a five to six week period every two to four years.

Investments in joint ventures and other entities during the nine months ended May 31, 2017, and 2016, totaled $13.9 million and $2.8 billion, respectively. The primary driver of the change from fiscal 2016 to fiscal 2017 was our $2.8 billion investment in CF Nitrogen that was consummated on February 1, 2016.

Changes in notes receivable and customer financing during the nine months ended May 31, 2017, and 2016, resulted in net decreases in cash flows of $95.4 million and $239.6 million, respectively. The primary cause of the change in cash flows during both periods relates to increased CHS Capital lending.

Cash Flows from Financing Activities

For the nine months ended May 31, 2017, and 2016, our financing activities provided net cash of $155.4 million and $2.7 billion, respectively.

Working Capital Financing

We finance our working capital needs through lines of credit with domestic and international banks. On May 31, 2017, we had a five-year, unsecured, revolving facility with a committed amount of $3.0 billion and $1.1 billion outstanding.

In addition to our primary revolving line of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2019. As of May 31, 2017, the outstanding balance under this facility was $245.0 million.

During the year ended August 31, 2016, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of May 31, 2017, one credit facility remained with an aggregate capacity of $250.0 million with $250.0 million of outstanding borrowings.

As of May 31, 2017, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit of $537.2 million outstanding. In addition, our other international subsidiaries had lines of credit totaling $265.0 million outstanding at May 31, 2017, of which $12.6 million was collateralized.

On May 31, 2017, and August 31, 2016, we had total short-term indebtedness outstanding on these various facilities and other miscellaneous short-term notes payable totaling $2.5 billion and $1.8 billion, respectively.

CHS Capital Financing

Cofina Funding, LLC ("Cofina Funding"), a wholly-owned subsidiary of CHS Capital, had available credit totaling $750.0 million as of May 31, 2017, under note purchase agreements with various purchasers and through the issuance of short-term notes payable. CHS Capital and CHS Inc. both sell eligible receivables they have originated to Cofina Funding, which are then pledged as collateral under the note purchase agreements. The notes payable issued by Cofina Funding bear interest at variable rates based on commercial paper with a weighted average rate of 1.82% as of May 31, 2017. There were $618.0 million in borrowings by Cofina Funding utilizing the issuance of commercial paper under the note purchase agreements as of May 31, 2017.
CHS Capital has available credit under master participation agreements with numerous counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.63% to 4.45% as of May 31, 2017. As of May 31, 2017, the total funding commitment under these agreements was $170.7 million, of which $53.5 million was borrowed.
CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a limited recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $201.2 million as of May 31, 2017, of which $92.9 million was borrowed under these commitments with an interest rate of 2.28%.
CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of May 31, 2017, and are due upon demand. Borrowings under these notes totaled $92.1 million as of May 31, 2017.

Long-term Debt Financing

We use long-term debt agreements with various insurance companies and banks to finance certain of our long-term capital needs, primarily those related to the acquisition of property, plant and equipment.

On May 31, 2017, we had total long-term debt outstanding of $2.2 billion, of which $1.6 billion was private placement debt, $460.6 million was bank financing, $80.7 million was capital lease obligations and $60.2 million was other notes and contracts payable. On August 31, 2016, we had total long-term debt outstanding of $2.3 billion. Our long-term debt is unsecured; however, restrictive covenants under various agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2017.

During the nine months ended May 31, 2017, we re-advanced $130.0 million under the revolving provision of our ten-year term loan with a syndication of banks that was originally arranged in September 2015. The terms of the re-advance are the same as the original term loan, with principal due on September 4, 2025, and interest calculated at LIBOR plus an applicable margin ranging between 1.50% and 2.00%. During the nine months ended May 31, 2016, we consummated a private placement of long-term notes in the aggregate principal amount of $680.0 million. In addition, we entered into the aforementioned $600.0 million ten-year term loan. During the nine months ended May 31, 2017, and 2016, we repaid long-term debt of $148.0 million and $220.1 million, respectively.

Other Financing

During the nine months ended May 31, 2016, pursuant to our agreement to acquire the remaining noncontrolling interests in CHS McPherson Refinery, Inc. (formerly National Cooperative Refinery Association), we made a payment of $153.0 million, increasing our ownership to 100.0%. There was no corresponding payment during the nine months ended May 31, 2017.

Changes in checks and drafts outstanding resulted in a decrease in cash flows of $118.8 million for the nine months ended May 31, 2017, and a $1.7 million increase in cash flows during the nine months ended May 31, 2016.

In accordance with our bylaws and upon approval by our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage refunds are calculated based on amounts using financial statement earnings. The cash portion of a patronage distribution, if any, is determined annually by our Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Consenting patrons have agreed to take both the cash and qualified capital equity certificate portion allocated to them from our previous fiscal year’s income into their taxable income; and as a result, we are allowed a deduction from our taxable income for both the cash distribution and the allocated qualified capital equity certificates, as long as the cash distribution is at least 20% of the total qualified patronage distribution. Patronage earnings from the year ended August 31, 2016, were distributed during the nine months ended May 31, 2017. The cash portion of this distribution, deemed by our Board of Directors to be 40%, was $103.9 million. During the nine months ended May 31, 2016, we distributed cash patronage of $253.2 million.

Redemptions of capital equity certificates approved by our Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individual members will also be able to participate in an annual redemption program similar to the one that was previously only available to non-individual members. In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2016, and 2015, that will be redeemed in fiscal 2017, to be approximately $58.6 million, of which $25.5 million was redeemed in cash during the nine months ended May 31, 2017, compared to $17.1 million redeemed in cash during the nine months ended May 31, 2016.

On March 30, 2017, we issued an additional 695,390 shares of Class B Series 1 Preferred Stock to redeem approximately $20.0 million of qualified equity certificates to eligible owners. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.74 of qualified equity certificates.

During the three months ended May 31, 2017, our Board of Directors adopted a resolution to treat equity redemptions for non-qualified equity certificates issued in fiscal 2013 and fiscal 2014 in the same manner as qualified equity certificates under the Board's Policy for the Redemption of CHS Inc. Equities.

The following is a summary of our outstanding preferred stock as of May 31, 2017, each series of which is listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Dividend rate (a) (b)	Dividend payment frequency	Redeemable beginning (c)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(d)	12,272,003	$306.8	8.000%	Quarterly	7/18/2023
Class B Cumulative Redeemable Series 1	CHSCO	(e)	21,459,948 (f)	$536.5	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable Series 2	CHSCN	3/11/2014	16,800,000	$420.0	7.100%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable Series 3	CHSCM	9/15/2014	19,700,000	$492.5	6.750%	Quarterly	9/30/2024
Class B Cumulative Redeemable Series 4	CHSCL	1/21/2015	20,700,000	$517.5	7.500%	Quarterly	1/21/2025

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

(e)
11,319,175 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 (the "Class B Series 1 Preferred Stock") were issued on September 26, 2013; 6,752,188 shares were issued on August 25, 2014; 2,693,195 shares were issued on March 31, 2016; and 695,390 shares were issued on March 30, 2017.

(f)	882 shares that were issued on March 30, 2017, have been canceled. See Part II, Item 2 of this Current Report on Form 10-Q for more information.

Dividends paid on our preferred stock during the nine months ended May 31, 2017, and 2016, were $125.5 million and $121.5 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the nine months ended May 31, 2017.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2017, our bank covenants allowed maximum guarantees of $1.0 billion, of which $101.5 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2017.

Debt

We have no material off balance sheet debt.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the nine months ended May 31, 2017.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2016, have not materially changed during the nine months ended May 31, 2017.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2017, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K for the year ended August 31, 2016, on July 11, 2016, we received a letter from the Environmental Protection Agency (the “EPA”) responding to 21 reports that we had previously submitted to the EPA detailing prior flaring incidents at our Laurel, Montana refinery. These reports were submitted by us pursuant to the requirements of a 2004 consent decree among us, the United States and the State of Montana. In its response letter, the EPA stated that it was requesting stipulated penalties totaling $886,905, to be paid 50% to the EPA and 50% to the State of Montana, in connection with 15 of the incidents covered by the reports. We then paid $34,965 of the requested stipulated penalties relating to four incidents, and disputed the EPA’s conclusions with respect to, and the stipulated penalties requested for, 11 of the incidents. On September 29, 2016, we met with representatives of the EPA to address the unresolved issues relating to the remaining 11 incidents. At that meeting, we presented arguments supporting our position that certain requested stipulated penalties should be reduced, and the EPA agreed to reduce the requested stipulated penalties for 8 of the 11 remaining incidents. In an October 13, 2016, letter to the EPA, we reiterated the arguments and positions we presented at the September 29, 2016, meeting. On March 7, 2017, we received a notice from the EPA revising the requested stipulated penalties with respect to the remaining 11 incidents to an aggregate of $198,775. We then paid the $198,775 of requested stipulated penalties, with 50% of the payments being made to the EPA on March 24, 2017 and 50% of the payments being made to the State of Montana, on March 14, 2017.

For information regarding our other reportable legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents purchases made by or on behalf of CHS Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our preferred stock during the three months ended May 31, 2017.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2017	882(1)	$28.74(2)	—	—
April 1 - 30, 2017	—	—	—	—
May 1 - 31, 2017	—	—	—	—
Total	882(1)	$28.74(2)	—	—

(1)
On March 30, 2017, pursuant to a registration statement on Form S-1 that was declared effective by the Securities and Exchange Commission, we issued 695,390 shares of our Class B Series 1 Preferred Stock to redeem approximately $20,000,000 of our patrons’ equities that were held in the form of qualified capital equity certificates. Of these 695,390 shares, 882 shares were issued to Farmers Union Oil Company. We had previously acquired Farmers Union Oil Company in January 2017. The shares of Class B Series 1 Preferred Stock issued to Farmers Union Oil Company have been canceled.

(2)	Each share of Class B Series 1 Preferred Stock issued to Farmers Union Oil Company was issued to redeem $28.74 of patrons’ equities.
We did not have any unregistered sales of our equity securities during the three months ended May 31, 2017.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Amendment No. 2 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC

10.2
Amendment No. 3 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC

10.3
Amendment No. 4 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 14, 2017	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer