Form 10-K
period 2017-08-31
CHS INC
filed 2017-11-09
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO ☑

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is the nation’s leading integrated agricultural cooperative, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, which are each listed and traded on the NASDAQ Global Select Market. We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other non-member customers), both domestically and internationally. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component in our net income under the equity method of accounting. For the year ended August 31, 2017, our total revenues were $31.9 billion and net income attributable to CHS Inc. was $127.9 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through the origination and marketing of grain, including: service activities conducted at export terminals; through wholesale sales of crop nutrients; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists solely of, and came into existence upon, our equity method investment in CF Industries Nitrogen, LLC (“CF Nitrogen”), which was completed in February 2016. The addition of our Nitrogen Production segment did not have any impact on historically reported segment results and balances. Our Foods segment consists solely of our equity method investment in Ventura Foods, LLC (“Ventura Foods”). Prior to August 31, 2016, our equity method investment in Ventura Foods was reported as a component of Corporate and Other and, accordingly, reported segment results and balances prior to that time have been revised to reflect the addition of our Foods segment. We include our other business operations in Corporate and Other because of the nature of their products and services, as well as the relative revenues of those businesses. These businesses primarily include our financing, insurance, hedging and other service activities related to crop production. In addition, our wheat milling operations, which are conducted through non-consolidated joint ventures, are included in Corporate and Other.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends), which may be in cash, patrons’ equities (in the form of capital equity certificates), or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from non-members, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserve. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

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

Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the Securities and Exchange Commission ("SEC").

ENERGY
Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include: petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana and McPherson, Kansas and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex® branded fuels. For fiscal 2017, our Energy revenues, after elimination of intersegment revenues, were $6.3 billion and were primarily from gasoline and diesel fuel.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, petroleum coke and asphalt. Our Laurel, Montana refinery sources approximately 93% of its crude oil supply from Canada, with the balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel, Montana refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

Our Laurel, Montana facility processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 43% gasoline, 41% diesel fuel and other distillates, 8% asphalt and 7% petroleum coke and other products. Refined fuels produced at our Laurel, Montana refinery are available: via rail cars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana and Minot and Fargo, North Dakota.

McPherson Refinery.   Our McPherson, Kansas refinery processes approximately 59% low and medium sulfur crude oil and approximately 41% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. The refinery sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada.

Our McPherson, Kansas refinery processes approximately 100,000 barrels of crude oil per day to produce refined products that consist of approximately 55% gasoline, 38% diesel fuel and other distillates and 3% propane and other products. Approximately 22% of the refined fuels are either loaded into trucks at the McPherson, Kansas refinery or shipped via its proprietary products pipeline to our terminal in Council Bluffs, Iowa. The remaining refined fuel products are shipped to other markets via common carrier pipelines.

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

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and also provides transportation services. In addition to selling the products refined at our Laurel, Montana, and McPherson, Kansas refineries, we purchase refined petroleum products from third parties. For fiscal 2017, we obtained approximately 68% of the refined petroleum products we sold from our Laurel, Montana and McPherson, Kansas refineries, and approximately 32% from third parties.

Sales and Marketing; Customers

We market approximately 80% of our refined fuel products to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex® trade name. We sold approximately 1.6 billion gallons of gasoline and approximately 1.8 billion gallons of diesel fuel in fiscal 2017. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources, which can significantly affect the price of refined fuel products. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our agricultural customers is highest and is subject to domestic supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs which encourage idle acres may all reduce demand for our energy products.

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

AG

Overview

Our Ag segment includes our grain marketing, country operations, crop nutrients, processing and food ingredients and renewable fuels businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2017, revenues in our Ag segment were $25.6 billion after elimination of intersegment revenues, consisting principally of grain sales.

Operations

Grain Marketing. We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales. Our grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our country operations business. The purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and arranging for its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for the marketing, merchandising and sourcing of grains. We primarily conduct our grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC ("TEMCO"), a 50% joint venture with Cargill, Incorporated ("Cargill") focused on exports.

Country Operations. Our country operations business operates 482 agri-operations locations through 48 business units dispersed throughout the midwestern and western United States and Canada. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through eight owned plants and four limited liability companies and process sunflowers for human food and other uses.

Crop Nutrients. Our wholesale crop nutrients business delivers products directly to our customers and our country operations business from the manufacturer or through our twenty-one inland and river warehouse terminals and other non-owned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the United States.

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

Renewable fuels. Our renewable fuels business produces 260 million gallons of fuel grade ethanol and 700 thousand tons of dried distillers grains with solubles (“DDGS”) annually. We also market over 580 million gallons of ethanol and 4.5 million tons of DDGS annually under marketing agreements for other production plants.

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

Sales and Marketing; Customers

Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and non-member producers, local cooperatives, elevators, grain dealers, grain processors and crop nutrient retailers. We sell our edible oils and soyflour to food companies. The meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and into various international locations.

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

NITROGEN PRODUCTION

Overview

Our Nitrogen Production segment consists solely of our 11.4% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). In February 2016, in connection with our investment in CF Nitrogen, we entered into an 80-year supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate (“UAN”) annually for ratable delivery. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method, and on August 31, 2017, our investment was approximately $2.8 billion.

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

Sales and Marketing; Customers

CF Nitrogen has three customers including us and two consolidated subsidiaries of CF Industries.

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

FOODS

Overview

Our Foods segment consists solely of our equity method investment in Ventura Foods, which produces vegetable oil-based products such as packaged frying oils, margarine, mayonnaise, salad dressings and other food products. Ventura Foods was formed in 1996, and is owned 50% by us and 50% by Wilsey Foods, Inc., a majority-owned subsidiary of MBK USA Holdings, Inc. We account for our Ventura Foods investment under the equity method of accounting, and on August 31, 2017, our investment was $347.0 million.

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

CORPORATE AND OTHER

Business Solutions

CHS Capital.  Our wholly-owned finance company subsidiary, CHS Capital, LLC (“CHS Capital”), provides cooperative associations with a variety of loans that meet commercial agriculture needs, including operating, term, revolving and other short and long-term options. It also provides loans to individual producers, including crop inputs, feed, term and margin calls. In addition, CHS Capital provides open account financing to our cooperative association members, through arrangements that involve the discretionary extension of credit in the form of a clearing account for settlement of grain purchases and as a cash management tool. During the third quarter of fiscal 2017 it was determined CHS Capital would no longer make new term loans to producers. Subsequently, we also determined that beginning in fiscal 2018, CHS Capital would no longer make new operating loans to producers, but would continue to make loans to producers to finance crop inputs only.

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

In fiscal 2014, we formed Ardent Mills, LLC (“Ardent Mills”), the largest flour miller in the United States, as a joint venture with Cargill and ConAgra Foods, Inc., which combined the North American flour milling operations of the three parent companies, including assets from our existing joint venture milling operations Horizon Milling and Horizon Milling, ULC and CHS-owned mills, with CHS holding a 12% interest in Ardent Mills. In connection with the formation of Ardent Mills, the joint-venture parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We account for our investment in Ardent Mills as an equity method investment due to our ability to exercise significant influence through our ability to appoint a member of the Board of Shareholders and Board of Managers. On August 31, 2017, our investment in Ardent Mills was $206.5 million.

EMPLOYEES

On August 31, 2017, we had 11,626 full, part-time, temporary and seasonal employees. Of that total, 2,891 were employed in our Energy segment, 8,013 were employed in our Ag segment and 722 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for joint ventures in which we have a 50% or less ownership interest, including employees of CF Nitrogen and Ventura Foods in our Nitrogen Production and Foods segments, respectively, and are not included in these totals.

Labor Relations
As of August 31, 2017, we had 12 collective bargaining agreements with unions covering approximately 8.5% of our employees in the United States and Canada. These collective bargaining agreements expire on various dates from December 31, 2017, to June 30, 2021, except that one collective bargaining agreement covering 20 pipeline employees renews automatically every September 1, unless 60 days’ notice of termination is given.

CHS AUTHORIZED CAPITAL

We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and non-member patrons.

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in this “Risk Factors” discussion. Any forward-looking statements made by us in this Annual Report on Form 10-K are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those indicated in the forward-looking statement.

The following risk factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following risk factors should not be construed as exhaustive.

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

For example, in our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. The prices for both crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•	levels of worldwide and domestic supplies;

•	capacities of domestic and foreign refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls, and the price and level of imports;

•	disruption in supply;

•	political instability or armed conflict in oil-producing regions;

•	the level of demand from consumers, agricultural producers and other customers;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity; and

•	domestic and foreign governmental regulations and taxes.

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

Our revenues, results of operations and cash flows could be materially and adversely affected by global and domestic economic conditions, downturns and risks.

The level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions may lead to a reduced demand for agricultural commodities, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Additionally, weak global economic conditions and adverse conditions in financial and capital markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our customers' ability to pay for our products and on our business, financial condition, liquidity, results of operations and prospects.

Our revenues originated outside of the United States were approximately 23% of consolidated net sales in fiscal 2017. As a result, we are exposed to risks associated with having global operations, including currency, economic or political instability in the international markets in which we do business, including Brazil, the southern cone of South America, Europe, the Middle East and the Asia Pacific region.

Also, a significant portion of our business activities are conducted in Canada, Mexico and China. At this time, it is unclear what changes, if any, will be made to existing international trade agreements that are relevant for purposes of our business activities, including the North American Free Trade Agreement. Any U.S. withdrawal from, or material modification to, a relevant international trade agreement could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our revenues, margins, results of operations and cash flows could be materially and adversely affected if our members were to do business with others rather than with us.

We do not have an exclusive relationship with our members and our members are not obligated to supply us with their products or purchase products from us. Our members often have a variety of distribution outlets and product sources available to them. If our members were to sell their products to other purchasers or purchase products from other sellers, our revenues and margins would decline and our results of operations and cash flows could be materially and adversely affected.

We are exposed to the risk of nonperformance and nonpayment by counterparties.

We are exposed to the risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes the inability or refusal of a counterparty to pay us, the inability or refusal to perform because of a counterparty’s financial condition and liquidity, or for any other reason, and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the then current market prices. In the event that we experience significant nonperformance or nonpayment by counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected. For example, we store inventory in third-party warehouses, and the operators of these warehouses may not adequately store or secure our inventory, or they may improperly sell that inventory to someone else, which could expose us to a loss of the value of that inventory. In the event that we experience any such nonperformance by a third-party warehouse operator, our financial condition, results of operations and cash flows could be materially and adversely affected.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which could have a material adverse effect on us.

We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, may be more successful in marketing and selling their products than we are, or may have more effective supply chain capability than we have. Competitive factors include price, service level, proximity to markets, access to transportation, product quality and marketing. In our business segments, we compete with certain companies that are larger and better known than we are and that have greater marketing, financial, personnel and other resources than we do. As a result, we may not be able to continue to compete successfully with our competitors, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our business, profitability and liquidity may be adversely affected by the deterioration in the credit quality of, or defaults by, third parties who owe us money.

We extend credit to, make loans to and engage in other financing arrangements with individual producers, local cooperatives and other third parties around the world. When we do so, we incur credit risk and the risk of losses if our borrowers and others to which we extend credit do not repay their loans or perform their obligations to pay us the money they owe. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or for other reasons. If these counterparties do not pay us back, such that we experience significant defaults on their payment obligations to us, our financial condition, results of operations or cash flows could be materially and adversely affected.

We are also subject to the risk that our rights against borrowers and other third parties that owe us money may not be enforceable in all circumstances, for example if a borrower or third party declares bankruptcy. In addition, the credit quality of borrowers and other third parties whose obligations we hold could deteriorate, including a deterioration in the value of collateral posted by those parties to secure their obligations to us pursuant to purchase contracts, loan agreements or other contracts. If that deterioration occurs, the material adverse effects of third parties not performing their repayment obligations may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount owed to us. For example, certain loans and other financing arrangements we undertake with agricultural producers are typically secured by the counterparty’s crops that are planted in the current year. There is a risk that the value of the crop will not be sufficient to satisfy the counterparty’s repayment obligations under the financing arrangement as a result of weather, crop growing conditions, other factors that influence the price, supply and demand for agricultural commodities or for other reasons.

In addition, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of our rights. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress and illiquidity.

In respect of our lending activity, we evaluate the collectability of both commercial and producer loans on a specific identification basis, based on the amount and quality of the collateral obtained, and record specific loan loss reserves when appropriate. Consistent with accounting principles generally accepted in the United States ("U.S. GAAP"), a general reserve is also maintained based on historical loss experience and various qualitative factors. For other forms of credit, we establish reserves as appropriate and consistent with U.S. GAAP. The reserves represent our best estimate based upon current facts and circumstances. Future developments or changes in assumptions may cause us to record adjustments to the reserves which could materially and adversely affect our results of operations.

Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income significantly.

At this time, it is unclear what changes, if any, will be made to current federal income tax laws, regulations and interpretations regarding the taxation of cooperatives, which allow us to exclude income generated through business with or for a member (patronage income) from our taxable income. If any changes are made to such federal income tax laws, regulations or interpretations, or if in the future we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

We incur significant costs in complying with applicable laws and regulations. Any failure to comply with these laws and regulations, or make the capital or other investments necessary to comply with these laws and regulations, could expose us to unanticipated expenditures and liabilities.

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, the compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and related regulations continue to evolve, as federal agencies have implemented and continue to implement its many provisions through regulation. These efforts to change the regulation of financial markets subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives have imposed, and may continue to impose, additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Certain federal regulations, studies and reports addressing Dodd-Frank, including the regulation of swaps and derivatives, are still being implemented and others are being finalized. We will continue to monitor these developments. Any of these matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations or other developments in these areas could require us to make additional unforeseen expenditures or to make unforeseen changes to our operations, either of which could adversely affect us. For example, it is possible that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases (“GHGs”), such as carbon dioxide, methane and nitrous oxides. New federal legislation or regulatory programs that restrict emissions of GHGs, or comparable new state legislation or programs, or customer requirements, in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation or regulatory programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or for substantial modifications to existing equipment. The actual effects of climate change on our businesses are, however, unknown and indeterminable at this time.

Also, pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (“RFS”), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS, however it is not enough to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years the price of RINs has been extremely volatile. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

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

If any of our food or animal feed products became adulterated or misbranded, we may need to recall those items and could experience product liability claims if consumers or customers’ livestock were injured, or were claimed to be injured, as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer or customer confidence in our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential consumers and customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or animal feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop or procure products that satisfy new consumer preferences, there will be a decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our financial results are susceptible to seasonality.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenue and income are generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and during the fall harvest season. Our grain marketing operations are also subject to fluctuations in volume and income based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and income in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our customers and members is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and income during the winter heating and crop drying seasons.

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

Our business is affected by fluctuations in commodity prices, transportation costs, energy prices, foreign currency exchange rates and interest rates. We monitor position limits and account receivables exposures, and engage in other strategies and controls to manage these risks. Our monitoring efforts may not be successful at detecting a significant risk exposure and our controls and strategies may not be effective in adequately managing against the occurrence of a loss relating to a risk exposure. If our controls and strategies are not successful in mitigating our financial exposure to losses due to the fluctuations mentioned above, it could significantly and adversely affect our operating results.

Our business is capital-intensive in nature and we rely on cash generated from our operations and external financing to fund our strategies and ongoing capital needs.

We require significant capital, including access to credit markets from time to time, to operate our business and fund our strategies. Our working capital requirements are directly affected by the price of commodities, which may fluctuate significantly and change quickly. We also require substantial capital to maintain and upgrade our extensive network of facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards. In addition, the expansion of our business and pursuit of acquisitions or other business opportunities has required, and may require, significant amounts of capital. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and our growth opportunities, which could adversely affect our operating results, and restrict our ability to repay our existing indebtedness.

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

Consolidation has occurred among the individual producers of products we sell and purchase, including crude oil, fertilizer and grain, and it is likely to continue in the future. Consolidation could allow producers to negotiate pricing, supply availability and other contract terms that are less favorable to us. Consolidation also may increase the competition among consumers of these products to enter into supply relationships with a smaller number of producers, resulting in potentially higher prices for the products we purchase.

Consolidation has occurred among cooperative associations that are wholesale customers of our products, which has resulted in a smaller wholesale and retail customer base for our products and has intensified the competition for these customers, and this consolidation is likely to continue in the future. For example, ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of these businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide rather than just regionally or locally. If these cooperatives, distributors, brokers and retailers elect not to purchase our products, our revenues, results of operations and cash flows could be materially and adversely affected.

In addition, in the fertilizer market, consolidation at both the producer and wholesale customer level increases the potential for direct sales from the fertilizer manufacturer to the cooperative customers and/or the individual agricultural producer, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

If our customers choose alternatives to our refined petroleum products, our revenues, results of operations and cash flows could be materially and adversely affected.

Numerous alternative energy sources currently under development could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our products for environmental or other reasons, demand for our energy products would decline. Declining demand for our energy products, particularly diesel fuel sold for farming applications, could materially and adversely affect our revenues, results of operations and cash flows.

The results of our agronomy business are highly dependent upon certain factors outside of our control.

Planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs, grain prices and the perception held by the producer of demand for production, all of which are outside of our control. In addition, weather conditions during the spring planting season and early summer spraying season also affect agronomy product volumes and profitability. Emerging sustainability and other environmental concerns that are outside of our control could also affect the future demand for agronomy products applied to crops and the volume of any such application. Accordingly, factors outside of our control could materially and adversely affect the revenues, results of operations and cash flows of our agronomy business.

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

We monitor our business portfolio and organizational structure and have made and may continue to make acquisitions, strategic alliances, joint ventures, divestitures and changes to our organizational structure. With respect to acquisitions, future results will be affected by our ability to identify suitable acquisition candidates, to adequately finance any acquisitions and to integrate acquired businesses quickly and obtain the anticipated financial returns, including synergies. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture. Additionally, we may fail to consummate proposed acquisitions, divestitures, joint ventures or strategic alliances after incurring expenses and devoting substantial resources, including management time, to such transactions.

Several parts of our business, including in particular our nitrogen production business, our foods business and portions of our grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might become bankrupt or fail to fund their share of required capital contributions, in which case the joint venture may be unable to access needed growth capital (if the co-venturer is solely responsible for capital contributions) or we and any other remaining co-venturers would generally be liable for the joint venture’s liabilities. Co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. In addition, we may in certain circumstances be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

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

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities and other real estate throughout the United States and internationally. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refineries	Laurel, Montana and McPherson, Kansas
Propane terminals	Biddeford, Maine; Glenwood, Minnesota; Rockville, Minnesota; Hannaford, North Dakota; Ross, North Dakota; Black Creek, Wisconsin; Hixton, Wisconsin
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin, two of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Council Bluffs Pipeline	McPherson, Kansas to Council Bluffs, Iowa
Conway Pipeline	McPherson, Kansas to Conway, Kansas
Osage Pipe Line Company, LLC (50% owned by CHS McPherson)	Oklahoma to Kansas
Kaw Pipe Line Company (67% owned by CHS McPherson)	Locations throughout Kansas
Convenience stores/gas stations	69 locations in Idaho, Minnesota, Montana, North Dakota, South Dakota, Washington and Wyoming, 19 of which are leased
Lubricant plants/warehouses	Three locations in Minnesota, Ohio and Texas, one of which is leased

Ag

Within our Ag segment, we own or lease the following facilities:

Grain Marketing

We own 17 grain terminals, which are used in our grain marketing operations, in: Pekin, Illinois; Davenport, Iowa; Myrtle Grove, Louisiana; Savage and Winona, Minnesota; Collins, Mississippi; Friona, Texas; Superior, Wisconsin; Argentina; Brazil; Hungary; and Romania. We also own one fertilizer terminal in Argentina. In addition to office space at our corporate headquarters, we have 31 grain marketing offices in: Davenport, Iowa; Winona, Minnesota; Lincoln, Nebraska; Argentina; Brazil; Bulgaria; Canada; China; Hungary; Jordan; Paraguay; Romania; Russia; Serbia; Singapore; South Korea; Spain; Switzerland; Taiwan; Ukraine; and Uruguay. We lease all of these grain marketing offices, other than the grain marketing offices in Davenport, Iowa and Winona, Minnesota, which we own.

Country Operations

In our country operations business, we own agri-operations facilities in 482 communities (of which some of the facilities are on leased land), four sunflower plants and eight feed manufacturing facilities. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, Wisconsin and Canada.

Crop Nutrients

We own one deep water port in Galveston, Texas and 21 terminals in: Little Rock, Arkansas; Post Falls, Idaho; Peru, Illinois; Muscatine, Iowa; Melbourne and Owensboro, Kentucky; Alexandria, Lake Providence, Lettsworth, Mermentau, Tallulah and Vidalia, Louisiana; St. Paul and Winona (two terminals), Minnesota; Greenville, Mississippi; Grand Forks, North Dakota; Watertown, South Dakota; Memphis, Tennessee; and Friona and Texarkana, Texas. The facilities located in Little Rock, Arkansas, Owensboro, Kentucky and Galveston, Texas are on leased land.

Processing and Food Ingredients

We own oilseed processing facilities and/or textured soy protein production facilities in: Creston, Iowa; Hutchinson, Kansas; Hallock, Fairmont and Mankato, Minnesota; and South Sioux City, Nebraska. In addition, we own a grain storage facility in Joliette, North Dakota.

Renewable Fuels

We own ethanol plants located in Rochelle and Annawan, Illinois.

Corporate and Other

Business Solutions

In addition to office space at our corporate headquarters, we lease five offices in: Brownsburg and Indianapolis, Indiana; Kansas City, Missouri; Huron, South Dakota; and The Woodlands, Texas. We own approximately 14,000 acres of agricultural land and related improvements in central Michigan.

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

Laurel

On May 17, 2016, and October 12, 2016, the Montana Department of Environmental Quality (“MDEQ”) issued violation letters to us, alleging that certain specified air emissions at our Laurel, Montana refinery exceeded amounts allowable under the refinery’s permits and applicable law. On June 1, 2016, and November 3, 2016, we responded to MDEQ and described the actions that we had taken in connection with those allegations. On August 30, 2017, MDEQ sent us a letter requesting that we execute an administrative order on consent, and pay an administrative penalty of $184,550. On September 27, 2017, we sent MDEQ a letter providing additional information and requesting that MDEQ reconsider the alleged violations and reduce the proposed penalty with respect to four of the alleged violations described in the violation letters. We also requested changes to the administrative order on consent to remove references to the Administrative Rules of the State of Montana. We are currently awaiting MDEQ’s response to the September 2017 letter.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a cooperative, we do not have any common stock that is traded or otherwise. We have not sold any equity securities during the three years ended August 31, 2017, that were not registered under the Securities Act of 1933.

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

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The selected financial information as of and for the years ended August 31, 2017, 2016, 2015, 2014, and 2013 is derived from our audited consolidated financial statements and related notes. Certain prior period amounts have been revised as follows:

•	For periods prior to fiscal 2015, certain amounts have been revised to include activity and amounts related to capital leases that were previously incorrectly accounted for as operating leases.

•
For all prior periods, Long-term debt, including current maturities, has been revised to reflect the adoption of Accounting Standards Updated ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 35-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires the presentation of debt issuance costs on the balance sheet as a reduction from the carrying amount of the related debt liability instead of a deferred financing cost.

•
For all prior periods, Marketing, general and administrative amounts have been revised to reflect fiscal 2017 presentation, which breaks out impairment and reserve charges due to the materiality of these charges incurred during fiscal 2017.

•	For all prior periods, Other income (loss), which includes interest income, has been identified separately from Interest expense to conform with fiscal 2017 presentation.

Selected Consolidated Financial Data

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Income Statement Data:
Revenues	$31,934,751	$30,347,203	$34,582,442	$42,664,033	$44,479,857
Cost of goods sold	30,985,510	29,387,910	33,091,676	41,011,487	42,701,073
Gross profit	949,241	959,293	1,490,766	1,652,546	1,778,784
Marketing, general and administrative	604,359	601,261	642,309	598,965	553,482
Reserve and impairment charges	456,679	47,836	133,045	3,633	141
Operating earnings (loss)	(111,797)	310,196	715,412	1,049,948	1,225,161
(Gain) loss on investments	4,569	(9,252)	(5,239)	(114,162)	(182)
Interest expense	171,239	113,704	70,659	147,240	242,911
Other (income) loss	(95,415)	(38,357)	(10,326)	(6,987)	(6,212)
Equity (income) loss from investments	(137,338)	(175,777)	(107,850)	(107,446)	(97,350)
Income (loss) before income taxes	(54,852)	419,878	768,168	1,131,303	1,085,994
Income tax expense (benefit)	(182,075)	(4,091)	(12,165)	48,296	89,666
Net income (loss)	127,223	423,969	780,333	1,083,007	996,328
Net income (loss) attributable to noncontrolling interests	(634)	(223)	(712)	1,572	3,942
Net income (loss) attributable to CHS Inc.	$127,857	$424,192	$781,045	$1,081,435	$992,386
Balance Sheet Data (as of August 31):
Working capital	$181,932	$414,385	$2,751,949	$3,168,512	$3,084,228
Net property, plant and equipment	5,356,434	5,488,323	5,192,927	4,180,148	3,311,088
Total assets	15,973,756	17,312,135	15,226,125	15,293,506	13,640,928
Long-term debt, including current maturities	2,179,793	2,297,205	1,428,930	1,603,027	1,743,690
Total equities	7,905,825	7,866,250	7,669,411	6,466,844	5,152,747

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2017 Highlights

•	Fiscal 2018 Priorities

•	Fiscal 2018 Trends

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Estimates

•	New Accounting Pronouncements

Our MD&A should be read in conjunction with the accompanying audited financial statements and notes to those financial statements and the cautionary statement regarding forward-looking statements found in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

CHS Inc. is a diversified company that provides grain, foods and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders that own our five series of preferred stock, all of which are listed and traded on the NASDAQ Global Select Market. We operate in the following four reportable segments:

•	Energy Segment - produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products.

•
Ag Segment - purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties and also serves as a wholesaler and retailer of crop inputs.

•	Nitrogen Production Segment - consists solely of our equity method investment in CF Nitrogen and produces and distributes nitrogen fertilizer, a commodity chemical.

•	Foods Segment - consists solely of our equity method investment in Ventura Foods and is a processor and distributor of edible oils used in food preparation and a packager of food products.

In addition, other operating activities, primarily our non-consolidated wheat milling joint venture, as well as our business solutions operations that consist of commodities hedging, insurance and financial services related to crop production, have been aggregated within Corporate and Other.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany transactions have been eliminated.

Corporate administrative expenses and interest are allocated to each reporting segment, along with Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal and other factors or considerations relevant to the costs incurred.

Management's Focus. When evaluating our operating performance, management focuses on gross profit and income before income taxes. As a company that operates heavily in commodities, there is significant unpredictability and volatility in pricing and costs. As such, we focus on managing the margin we can receive and the resulting income before income taxes. Management also focuses on ensuring the strength of the balance sheet through the appropriate management of liquidity, working capital, capital deployment, capital resources and overall leverage.

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income are generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop drying seasons. The graphs below depict the seasonality inherent in our business. It should be noted the third quarter of fiscal 2017 was impacted by significant charges that caused income (loss) before income taxes for that period to deviate from historical trends. The nature of these charges is further discussed in the "Reserve and Impairment Charges" area of the Results of Operations section that follows.

Pricing. Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseed products and crop nutrients. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, availability/adequacy of supply of the related commodity, government regulations/policies, world events and general political/economic conditions.

Business Strategy

Our business strategy is to help our owners grow by maximizing the return on our assets and rationalizing our various operations to ensure that our core businesses are strategically positioned today and for future growth. Specifically, we are improving efficiency and, when necessary, disposing of assets that that are not strategic and/or do not meet our internal measurement expectations. We also continue to focus on maintaining a strong balance sheet and are prepared to optimize our financial results throughout the agriculture and energy economic cycles.

Fiscal 2017 Highlights

•	Solid business fundamentals as we realized volume increases in both our Ag and Energy segments.

•	Margins continued to be challenged compared to historical results; however, we did see improvements in our Ag business.

•	Significant specific losses associated with a single producer loan loss and a key partner in Brazil both had a material impact to earnings.

•	Management completed a full asset portfolio review resulting in impairments and the movement of certain assets to held for sale classification.

•	Began initiative to restore financial flexibility by actively managing expenses, reducing debt balances, and optimizing working capital and our asset portfolio.

Fiscal 2018 Priorities

•	Strengthening our relationships with all key stakeholders including owners, customers, suppliers and employees.

•
Sharpening our operational excellence with a focus on our risk management practices, safety, the implementation of an enterprise resource planning system and leveraging the enterprise through centers of excellence.

•	Continue initiative to restore financial flexibility as discussed above.

Fiscal 2018 Trends

Our business is cyclical and the Ag and Energy industries are currently in an environment characterized by reduced commodity prices, lower margins, reduced liquidity and increased leverage. We are unable to predict how long this current environment will last or how severe it will ultimately be; however, at this time, we do not foresee significant changes to this environment during fiscal 2018. During this period, we expect our revenues, margins and cash flows to continue to be under pressure.

Results of Operations

Consolidated Statements of Operations

	For the Years Ended August 31
	2017	2016	2015
	(Dollars in thousands)
Revenues	$31,934,751	$30,347,203	$34,582,442
Cost of goods sold	30,985,510	29,387,910	33,091,676
Gross profit	949,241	959,293	1,490,766
Marketing, general and administrative	604,359	601,261	642,309
Reserve and impairment charges	456,679	47,836	133,045
Operating earnings (loss)	(111,797)	310,196	715,412
(Gain) loss on investments	4,569	(9,252)	(5,239)
Interest expense	171,239	113,704	70,659
Other (income) loss	(95,415)	(38,357)	(10,326)
Equity (income) loss from investments	(137,338)	(175,777)	(107,850)
Income (loss) before income taxes	(54,852)	419,878	768,168
Income tax expense (benefit)	(182,075)	(4,091)	(12,165)
Net income (loss)	127,223	423,969	780,333
Net income (loss) attributable to noncontrolling interests	(634)	(223)	(712)
Net income (loss) attributable to CHS Inc.	$127,857	$424,192	$781,045

The charts below detail fiscal 2017 revenues and income (loss) before income taxes by reportable segment. Our Nitrogen Production and Foods reportable segments represent equity methods investments, and as such record earnings and allocated expenses but not revenue.
* Includes $441.3 million of charges discussed in the "Reserve and Impairment Charges" area of this Results of Operations.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income (loss) before income taxes	$76,872	$275,443	$538,131	$(198,571)	(72.1)%	$(262,688)	(48.8)%

The following table and commentary present the primary reasons for the changes in income (loss) before income taxes ("IBIT") for the Energy segment for each of the years ended August 31, 2017, and 2016, compared to the prior year:

	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Volume	$16	$(40)
Price	(125)	(241)
Other*	(29)	(3)
Impairment charges+	(33)	—
Non-gross profit related activity+	(28)	21
Total change in Energy IBIT	$(199)	$(263)
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges, (gain) loss on investments, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the years ended August 31, 2017, and 2016

The $198.6 million decrease in the Energy segment IBIT for fiscal 2017 reflects the following:

•
Significantly reduced margins within refined fuels, caused by the continued down cycle in the energy industry, driving prices lower, partially offset by increases in propane margins driven by certain manufacturing changes.

•	These decreases were partially offset by higher demand for energy products, which caused volumes to increase (most significantly in refined fuels).

•	A $32.7 million impairment charge associated with the cancellation of a capital project during fiscal 2017.

•
We are subject to the RFS, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals. however, we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile. On November 23, 2016, the EPA released the final mandate for year 2017, and as a result the market price for RINs increased in our first fiscal quarter. Subsequent changes in the price of RINs had no material impact on our financial results.

Comparison of Energy segment IBIT for the years ended August 31, 2016, and 2015

The $262.7 million decrease in the Energy segment IBIT for fiscal 2016 reflects the following:

•	Significantly reduced margins within refined fuels, caused by the down cycle in the energy industry.

•	Reduced demand for energy products that caused volumes to decrease (most significantly in refined fuels).

•
On November 30, 2015, the EPA released the final renewable fuel percentage standards mandate for years 2016 and 2015 resulting in an increase to the price of RINs. This price increase did not have a material impact on our financial results during fiscal 2016 or 2015 as it related to our purchases of RINs.

Ag

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income (loss) before income taxes	$(230,853)	$30,936	$149,648	$(261,789)	(846.2)%	$(118,712)	(79.3)%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for each of the years ended August 31, 2017, and 2016, compared to the prior year:

	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Volume	$13	$116
Price	447	(464)
Other*	(359)	110
Impairment charges+	(441)	90
Non-gross profit related activity+	78	29
Total change in Ag IBIT	$(262)	$(119)
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges, (gain) loss on investments, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the years ended August 31, 2017, and 2016

The $261.8 million decrease in Ag segment IBIT for fiscal 2017 reflects the following:

•
Our grain marketing IBIT decreased primarily due to charges of $229.4 million associated with a trading partner in our Brazilian operations entering bankruptcy-like proceedings under Brazilian law. Grain marketing also experienced impairments within certain international investments of $20.2 million due to persistent underperformance, partially offset by higher grain volumes and associated margins.

•
Country operations IBIT decreased primarily due to changes in reserves related to a single producer borrower of $81.0 million along with $30.4 million of long-lived asset impairments, which were significantly offset by higher grain margins and volumes.

•
A decrease in processing and food ingredients IBIT primarily caused by long-lived asset impairment charges of $80.1 million that exceeded the prior year's non-recurring bad debt charge related to a specific customer. Higher margins offset this decrease.

•	Crop nutrients IBIT increased, driven by higher volumes and associated margins.

•	Increased IBIT in renewable fuels marketing and production operations primarily resulting from higher margins.

Comparison of Ag segment IBIT for the years ended August 31, 2016, and 2015

The $118.7 million decrease in Ag segment IBIT for fiscal 2016 reflects the following:

•	Country operations IBIT decreased, driven primarily by significantly lower grain margins, which were partially offset by increased grain volumes.

•
Crop nutrients IBIT increased, driven primarily by a $116.5 million impairment related to our decision to cease development of a nitrogen fertilizer plant in Spiritwood, North Dakota, which took place in fiscal 2015 and did not reoccur in fiscal 2016, partially offset by decreased margins in fiscal 2016.

•	Our grain marketing IBIT decreased primarily as a result of lower margins, partially offset by increased volumes.

•
Our processing and food ingredients business experienced a decrease in IBIT primarily due to charges associated with the disposal and impairment of assets as well as a charge associated with a specific customer receivable, and to a lesser extent, lower margins in our soybean crushing business.

•	Our renewable fuels marketing and production operations IBIT decreased primarily due to lower market prices for ethanol and was partially offset by increased volumes.

•	The lower margins referenced above result from the previously discussed Ag economy down cycle, which reduced commodity prices and decreased margins across the globe.

All Other Segments

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Nitrogen Production IBIT	$29,741	$34,070	$—	$(4,329)	(12.7)%	$34,070	NM
Foods IBIT	$25,967	$64,764	$62,647	$(38,797)	(59.9)%	$2,117	3.4%
Corporate and Other IBIT	$43,421	$14,665	$17,742	$28,756	196.1%	$(3,077)	(17.3)%
NM - Not meaningful

Comparison of All Other Segments IBIT for the years ended August 31, 2017, and 2016

Our Nitrogen Production segment IBIT decreased overall as a result of lower equity method income caused by downward pressures on the pricing of urea and UAN, which are produced and sold by CF Nitrogen. This was partially offset by a gain of $30.5 million in fiscal 2017 associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the prior fiscal year. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information. Our Foods segment IBIT decreased in fiscal 2017 due to lower margins as customers put pressure on pricing. Corporate and Other IBIT increased primarily due to improved earnings from our wheat milling joint venture.

Comparison of All Other Segments IBIT for the years ended August 31, 2016, and 2015

Our Nitrogen Production segment was created as a result of our equity method investment in CF Nitrogen, which was consummated February 1, 2016. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information. As fiscal 2016 represented our initial year of investment, there is no comparable income in the prior year. Our Foods segment and Corporate and Other did not experience a significant change in IBIT in fiscal 2016 when compared to fiscal 2015.

Revenues by Segment

Energy

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Revenue	$6,265,197	$5,447,542	$8,210,337	$817,655	15.0%	$(2,762,795)	(33.7)%

The following table and commentary present the primary reasons for the changes in revenue for the Energy segment for each of the years ended August 31, 2017, and 2016, compared to the prior year:

	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Volume	$237	$(596)
Price	568	(2,142)
Other*	13	(25)
Total change in Energy revenue	$818	$(2,763)
* Other includes retail and non-commodity type activities.

Comparison of Energy segment revenue for the years ended August 31, 2017, and 2016

The $817.7 million increase in Energy revenue for fiscal 2017 reflects the following:

•
Refined fuels revenues rose $678.3 million (15%), of which approximately $456.0 million related to an increase in the net average selling price and $222.3 million related to higher sales volumes, compared to the prior year. The selling price of refined fuels products increased an average of $0.16 (10%) per gallon, and sales volumes increased 5%, compared to the previous year.

•
Propane revenues increased $109.5 million (22%), of which $100.1 million was attributable to a rise in the net average selling price and $9.4 million was attributable to higher volumes. Propane sales volume increased 2% and the average selling price of propane increased $0.13 (20%) per gallon, when compared to the previous year.

Comparison of Energy segment revenue for the years ended August 31, 2016, and 2015

The $2.8 billion decrease in Energy revenue for fiscal 2016 reflects the following:

•
Refined fuels revenues decreased $2.5 billion (35%), of which approximately $2.0 billion related to a decline in the net average selling price and $480.1 million related to lower sales volumes, compared to the prior year. The selling price of refined fuels products decreased an average of $0.74 (30%) per gallon and sales volumes decreased 7%, compared to the previous year.

•
Propane revenues decreased $396.4 million (43%), of which $252.2 million was attributable to a lower net average selling price and $144.2 million was attributable to a decline in volumes. Propane sales volume decreased 16% due to warmer temperatures in fiscal 2016 compared to fiscal 2015 and the average selling price of propane decreased $0.34 (32%) per gallon, when compared to the previous year.

Ag

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Revenue	$25,578,393	$24,809,298	$26,299,947	$769,095	3.1%	$(1,490,649)	(5.7)%

The following table and commentary present the primary reasons for the changes in revenue for the Ag segment for each of the years ended August 31, 2017, and 2016, compared to the prior year:

	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Volume	$804	$4,079
Price	(37)	(5,541)
Other*	2	(29)
Total change in Ag revenue	$769	$(1,491)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment revenue for the years ended August 31, 2017, and 2016

The $769.1 million increase in Ag segment revenue for fiscal 2017 reflects the following:

•
Grain and oilseed revenues attributable to country operations and grain marketing totaled $18.0 billion and $16.8 billion during the years ended August 31, 2017, and 2016, respectively. The grain and oilseed revenue increase of $1.2 billion (7%) was attributable to $396.4 million in higher average grain selling prices and a rise in volumes of $815.0 million. The average sales price of all grain and oilseed commodities sold reflected an increase of 2%. Wheat, corn and soybean volumes increased by approximately 4% compared to the prior year. The increase in volumes was due to the large U.S. crop production, while the rise in pricing was primarily due to higher spring wheat and soybean prices.

•
Our processing and food ingredients revenue decreased $205.7 million, primarily due to a $181.1 million decline resulting from the prior-year sale of an international location, along with a decline in volumes of $274.7 million (17%). An average sales price increase of $0.70 (5%) related to our oilseed commodities helped to partially offset the decreases by $250.1 million.

•
Wholesale crop nutrient revenues attributable to crop nutrients and grain marketing decreased $54.3 million due to lower average fertilizer selling prices of $330.7 million, partially offset by higher volumes of $276.4 million. Our wholesale crop nutrient volumes increased 14% and the average sales price of all fertilizers sold reflected a decrease of $44.11 (14%) per ton compared to the prior year. The increase in volumes was due to improved market conditions from the prior year as well as supply chain management improvements.

•
Our renewable fuels revenue from our marketing and production operations decreased $7.2 million primarily as the result of 4% lower volumes, partially offset by a higher average sales price of $0.06 (4%) per gallon. Market supply and demand forces increased average sales prices. The decrease in volumes was due to lower exports.

•
The remaining Ag segment product revenues related primarily to feed and farm supplies decreased $176.9 million mainly due to reduced country operations retail sales and a falloff in plant food and sunflower pricing. The decreases were partially offset by increases in diesel sold as a result of higher grain movement and a rise in propane sold for home heating.

•
Total Ag revenues include "Other" revenues, which are generated from our country operations elevators and agri-service centers that derive revenues from activities related to production agriculture. These revenue generating activities include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services of this nature. In addition, our grain marketing operations receive "Other" revenues at our export terminals from activities related to loading vessels.

Comparison of Ag segment revenue for the years ended August 31, 2016, and 2015

The $1.5 billion decrease in Ag segment revenue for fiscal 2016 reflects the following:

•
Grain and oilseed revenues attributable to country operations and grain marketing totaled $16.8 billion and $17.2 billion during the years ended August 31, 2016, and 2015, respectively. The grain and oilseed revenue decrease of $479.2 million (3%) was attributable to $3.4 billion in lower average grain selling prices, partially offset by an increase in volumes of $3.0 billion. The average sales price of all grain and oilseed commodities sold reflected a decrease of 17%.

•
Our processing and food ingredients revenues were essentially flat with higher volumes offsetting lower average selling prices on our oilseed products. Typically, changes in average selling prices of oilseed products are primarily driven by the average market prices of soybeans. The increase in volumes sold is mostly due to the acquisition of a plant late in the fourth quarter of fiscal 2015.

•
Wholesale crop nutrient revenues attributable to crop nutrients and grain marketing decreased due to lower average fertilizer selling prices of $480.2 million and $8.7 million related to lower volumes. Our wholesale crop nutrient volumes decreased less than 1% and the average sales price of all fertilizers sold reflected a decline of $72.86 (19%) per ton.

•
Our renewable fuels revenue from our marketing and production operations decreased primarily as the result of a lower average sales price of $0.21 (12%) per gallon. Market supply and demand forces, as well as the decline in traditional fuel prices, drove prices lower year over year. The impact of lower prices was partially offset by higher volumes.

•	The remaining Ag segment product revenues related primarily to feed and farm supplies decreased mainly due to reduced country operations retail sales and the price of energy-related products.

•
Total Ag revenues include "Other" revenues which are generated from our country operations elevators and agri-service centers that derive revenues from activities related to production agriculture. These revenue generating activities include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services of this nature. In addition, our grain marketing operations receive "Other" revenues at our export terminals from activities related to loading vessels.

All Other Segments

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Corporate and Other revenue	$91,161	$90,363	$72,158	$798	0.9%	$18,205	25.2%

Comparison of All Other Segments revenue for the years ended August 31, 2017, and 2016

There were no significant changes to revenue for all other segments for fiscal 2017. Our Nitrogen Production and Foods reportable segments represent equity method investments, and as such record earnings and allocated expenses but not revenue. Our Nitrogen Production segment did not exist prior to fiscal 2016.

Comparison of All Other Segments revenue for the years ended August 31, 2016, and 2015

Corporate and Other revenue for fiscal 2016 increased due to additional interest revenue within business solutions.

Cost of Goods Sold by Segment

Energy

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of goods sold	$5,998,958	$5,043,676	$7,522,319	$955,282	18.9%	$(2,478,643)	(33.0)%

The following table and commentary present the primary reasons for the changes in cost of goods sold ("COGS") for the Energy segment for each of the years ended August 31, 2017, and 2016, compared to the prior year:

	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Volume	$221	$(556)
Price	692	(1,901)
Other*	42	(22)
Total change in Energy cost of goods sold	$955	$(2,479)
* Other includes retail and non-commodity type activities.

Comparison of Energy segment COGS for the years ended August 31, 2017, and 2016

The $1.0 billion increase in Energy segment COGS for fiscal 2017 reflects the following:

•	Refined fuels cost of goods sold increased $806.9 million (20%), which reflects a $0.21 (14%) per gallon rise in the average cost of refined fuels and a 5% volume increase.

•
The increase in propane cost of goods sold of $95.9 million was attributable to a 2% rise in volumes and an increase in average cost of $0.17 (28%) per gallon, these increases were partially offset by certain manufacturing changes that reduced costs of goods sold by $46.0 million.

Comparison of Energy segment COGS for the years ended August 31, 2016, and 2015

The $2.5 billion decrease in Energy segment COGS for fiscal 2016 reflects the following:

•	Refined fuels cost of goods sold decreased $1.8 billion (30%), which reflects a $0.52 (24%) per gallon reduction in the average cost of refined fuels and a 7% decrease in volumes.

•	The propane cost of goods sold decreased $432.3 million (47%), primarily from an average cost decline of $0.38 (37%) per gallon and a 16% decrease in volumes.

Ag

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of goods sold	$24,982,729	$24,341,576	$25,567,530	$641,153	2.6%	$(1,225,954)	(4.8)%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for each of the years ended August 31, 2017, and 2016, compared to the prior year:

	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Volume	$791	$3,963
Price	(484)	(5,077)
Other*	334	(112)
Total change in Ag cost of goods sold	$641	$(1,226)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment COGS for the years ended August 31, 2017, and 2016

The $641.2 million increase in Ag segment COGS for fiscal 2017 reflects the following:

•
Grain and oilseed cost of goods sold attributable to country operations and grain marketing totaled $17.7 billion and $16.6 billion during the years ended August 31, 2017, and 2016, respectively. The costs of grains and oilseed procured through our Ag segment increased $1.1 billion. The majority of the addition was driven by a higher average cost per bushel of $0.89 (2%), which accounted for $299.8 million of the increase and a 5% elevation in volumes of $806.0 million. The average month-end market price per bushel of soybeans and spring wheat increased, while corn decreased slightly compared to the prior year. The increase in volumes was due to a large U.S. crop production.

•
Processing and food ingredients cost of goods sold decreased $205.9 million (13%) and is comprised of a $178.5 million decline due to the sale of an international location in the prior year, plus $268.9 million in lower volumes, partially offset by $268.8 million from a lower average cost of oilseeds purchased for further processing. Changes in cost are typically driven by the market price of soybeans purchased.

•
Wholesale crop nutrients cost of goods sold attributable to crop nutrients and grain marketing decreased by $93.1 million (5%), caused primarily by a decline of 16%, or $366.0 million, in average cost per ton of product. The drop was partially offset by an increase of 14%, or $272.9 million, in tons sold. The increase in volumes and decrease in the prices paid for goods were due to better market conditions compared to the prior year, as well as beneficial changes in supply chain management.

•	Renewable fuels cost of goods sold decreased $9.8 million (less than 1%) resulting from a volume decline of 4%, which was partially offset by an increase in the average cost per gallon of $0.06 (4%).

•
The remaining Ag segment product cost of goods sold, primarily feed and farm supplies, decreased $516.9 million due to a reduction in country operations retail sales and the purchase price of plant food and sunflower.

•
Total Ag cost of goods sold include "Other" cost of goods sold, which are generated from our country operations elevators and agri-service centers that incur costs from activities related to production agriculture. These cost of goods sold activities include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services of this nature. In addition, our grain marketing operations incur "Other" costs at our export terminals from activities related to loading vessels.

Comparison of Ag segment COGS for the years ended August 31, 2016, and 2015

The $1.2 billion decrease in Ag segment COGS for fiscal 2016 reflects the following:

•
Grain and oilseed cost of goods sold attributable to country operations and grain marketing totaled $16.6 billion and $16.8 billion during the years ended August 31, 2016 and 2015, respectively. The costs of grains and oilseed procured decreased $269.5 million. The majority of the decrease was driven by a lower average cost per bushel of $0.98 (16%), which accounted for $3.2 billion of the decrease, partially offset by a 17% increase in volumes of $2.9 billion.

•
Processing and food ingredients cost of goods sold increased $36.9 million (2%) and is comprised of $879.2 million in higher volumes, partially offset by $815.0 million from a lower average cost of oilseeds purchased for further processing. Changes in cost are typically driven by the market price of soybeans purchased.

•
Wholesale crop nutrients cost of goods sold decreased $361.2 million (15%). This is attributable to crop nutrients and grain marketing decreases of 15% in average cost per ton and a decrease in the tons sold of less than 1%.

•	Renewable fuels cost of goods sold decreased $172.5 million (11%) and is comprised of a decline in the average cost per gallon of $0.21 (12%), which was partially offset by an increase in volumes.

•
The remaining Ag segment product cost of goods sold, primarily feed and farm supplies, decreased $321.6 million due to a reduction in country operations retail sales and the purchase price of energy related products.

•
Total Ag cost of goods sold include "Other" cost of goods sold, which are generated from our country operations elevators and agri-service centers that incur costs from activities related to production agriculture. These cost of goods sold activities include grain storage, grain cleaning, fertilizer spreading, crop protection spraying and other associated services of this nature. In addition, our grain marketing operations incur "Other" costs at our export terminals from activities related to loading vessels.

All Other Segments

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Nitrogen Production COGS	$(538)	$2,222	$—	$(2,760)	(124.2)%	$2,222	NM
Corporate and Other COGS	$4,361	$431	$1,827	$3,930	911.8%	$(1,396)	(76.4)%
NM - Not meaningful

Comparison of All Other Segments COGS for the years ended August 31, 2017, and 2016

There were no significant changes to COGS for our Nitrogen Production segment for fiscal 2017. The increase in COGS for Corporate and Other for fiscal 2017 was due to increased commission expense as a result of higher volumes of transactions in business solutions.

Comparison of All Other Segments COGS for the years ended August 31, 2016, and 2015

There were no significant changes to COGS for Corporate and Other for fiscal 2016. Our Nitrogen Production segment, which has COGS related to our commodity hedges, was not created until February 2016, and therefore there are no COGS for our Nitrogen Production segment during fiscal 2015.

Marketing, General and Administrative Expenses

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Marketing, general and administrative expenses	$604,359	$601,261	$642,309	$3,098	0.5%	$(41,048)	(6.4)%

Comparison of marketing, general and administrative expenses for the years ended August 31, 2017, and 2016

The $3.1 million increase in marketing, general and administrative expenses for fiscal 2017 reflects the following:

•	Primarily higher compensation expense, including incentive compensation accruals and separation expenses associated with the departure of our former chief executive officer.

•	The increase was partially offset by decreases in foreign currency exchange expenses and management focus on cost containment.

Comparison of marketing, general and administrative expenses for the years ended August 31, 2016, and 2015

The $41.0 million decrease in marketing, general and administrative expenses for fiscal 2016 is primarily due to reduced compensation expense, including a significant reduction of incentive compensation accruals.

Reserve and Impairment Charges

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Reserve and impairment charges	$456,679	$47,836	$133,045	$408,843	854.7%	$(85,209)	(64.0)%

Comparison of reserve and impairment charges for the years ended August 31, 2017, and 2016

The $408.8 million increase in reserve and impairment charges for fiscal 2017 reflects the following:

•	A Brazil trading partner in our Ag segment entering into bankruptcy-like proceedings under Brazilian law during fiscal 2017, which resulted in charges of $229.4 million.

•	The loan loss reserve expense in our Ag segment specific to a single producer borrower increased $81.0 million when compared to the prior year.

•	Charges of $110.6 million related to the impairment of long-lived assets and goodwill in our Ag segment during fiscal 2017.

•	An impairment charge in our Energy segment of $32.7 million associated with the cancellation of a capital project during fiscal 2017.

•	These increases were partially offset by decreases in bad debt expense related to other domestic and international areas of the business when compared to fiscal 2016.

Comparison of reserve and impairment charges for the years ended August 31, 2016, and 2015

Reserve and impairment charges for fiscal 2016 decreased $85.2 million as a result of:

•
In fiscal 2015 there was a $116.5 million charge related to our decision not to proceed with the development of a nitrogen fertilizer plant in Spiritwood, North Dakota, which did not reoccur in fiscal 2016.

•
The remaining fiscal 2016 charges relate to a net increase in receivables specific reserves related to an international customer and a domestic customer, along with increased costs related to prior year acquisitions included for the full year in fiscal 2016.

Gain (Loss) on Investments

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Gain (loss) on investments	$(4,569)	$9,252	$5,239	$(13,821)	(149.4)%	$4,013	76.6%

Comparison of gain (loss) on investments for the years ended August 31, 2017, and 2016

The decrease in gain (loss) on investments is mainly attributable to the sale of an international investment during fiscal 2017 which resulted in a loss, along with fiscal 2016 gains on bond transactions specific to our international operations that did not reoccur during fiscal 2017.

Comparison of gain (loss) on investments for the years ended August 31, 2016, and 2015

The increase in gain (loss) on investments is mainly attributable to gains on bond transactions specific to our international operations.

Interest Expense

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest expense	$171,239	$113,704	$70,659	$57,535	50.6%	$43,045	60.9%

Comparison of interest expense for the years ended August 31, 2017, and 2016

The $57.5 million increase in interest expense for fiscal 2017 was due to higher interest expense of $34.0 million associated with higher debt balances, as well as lower capitalized interest of $23.5 million associated with our ongoing capital projects.

Comparison of interest expense for the years ended August 31, 2016, and 2015

The $43.0 million increase in interest expense for fiscal 2016 reflects the following:

•
Approximately $50.9 million of the increase was related to interest expense associated with increased debt balances in fiscal 2016 as well as lower capitalized interest of $26.9 million associated with our ongoing capital projects.

•	The above increases were partially offset by $34.8 million associated with a reduction in patronage earned by the noncontrolling interest of NCRA (now known as CHS McPherson).

Other Income (Loss)

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Other income (loss)	$95,415	$38,357	$10,326	$57,058	148.8%	$28,031	271.5%

Comparison of other income (loss) for the years ended August 31, 2017, and 2016

The $57.1 million increase in other income (loss) for fiscal 2017 reflects the following:

•	Higher financing fees associated with various customer activities and receivables totaling $27.8 million.

•
A gain recorded of $30.5 million associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen. See Note 12, Derivative Financial Instruments and Hedging Activities, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Comparison of other income (loss) for the years ended August 31, 2016, and 2015

The $28.0 million increase in other income (loss) for fiscal 2016 is related to higher financing fees received from various customer activities and receivables.

Equity Income (Loss) from Investments

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Equity income (loss) from investments	$137,338	$175,777	$107,850	$(38,439)	(21.9)%	$67,927	63.0%

Comparison of equity income (loss) from investments for the years ended August 31, 2017, and 2016

Equity income (loss) from investments for fiscal 2017 primarily decreased due to lower equity income recognized from our equity method investments in Ventura Foods and CF Nitrogen caused by lower margins, which was partially offset by higher equity income recognized from our equity method investments in TEMCO and Ardent Mills. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information. We also recorded $20.2 million of impairments related to international investments as a result of continued downward pressures in the agricultural markets. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Comparison of equity income (loss) from investments for the years ended August 31, 2016, and 2015

Equity income (loss) from investments for fiscal 2016 primarily increased as a result of equity earnings recognized from our new equity method investment in CF Nitrogen. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Income Taxes

	For the Years Ended August 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income taxes	$182,075	$4,091	$12,165	$177,984	NM	$(8,074)	(66.4)%
NM - Not meaningful

Comparison of income taxes for the years ended August 31, 2017, and 2016

During fiscal 2017, we had an increase in income tax benefit when compared to fiscal 2016, which was primarily due to the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014, a tax benefit in fiscal 2017 from retaining a significant portion of the Domestic production activities deduction and the bad debt deduction in our U.S. tax returns related to the performance of guarantees caused by an approximate $229.4 million loss related to a Brazilian trading partner entering into bankruptcy-like proceedings under Brazilian law. The fiscal 2016 income tax benefit related to an appeals settlement with the Internal Revenue Service that did not reoccur in fiscal 2017. The federal and state statutory rate applied to nonpatronage business activity was 38.4% and 38.3% for the years ended August 31, 2017, and 2016, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years with fiscal 2017's income tax benefit being unusually large in comparison to income before taxes.

Comparison of income taxes for the years ended August 31, 2016, and 2015

During fiscal 2016, we had a decrease in income tax benefit when compared to fiscal 2015, which was primarily driven by an appeals settlement with the Internal Revenue Service for a fiscal 2007 and 2006 tax matter. The fiscal 2015 income tax benefit related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014 and from the recognition of Kansas tax credits generated by CHS McPherson that did not reoccur in fiscal 2016. The federal and state statutory rate applied to nonpatronage business activity was 38.3% and 38.1% for the years ended August 31, 2016, and 2015, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources
Summary
In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable covenants and other financial criteria. We fund our operations primarily through a combination of cash flows from operations and revolving credit facilities. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.
On August 31, 2017, and August 31, 2016, we had working capital, defined as current assets less current liabilities, of $181.9 million and $414.4 million, respectively. The decrease in working capital was driven primarily by the decrease in our accounts receivable and cash balances. Our current ratio, defined as current assets divided by current liabilities, was 1.0 and 1.1 as of August 31, 2017, and August 31, 2016, respectively.
As of August 31, 2017, we had cash and cash equivalents of $181.4 million, total equities of $7.9 billion, long-term debt of $2.2 billion and notes payable of $2.0 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying our dividends, reducing funded debt and taking advantage of strategic opportunities that benefit our owners. We expect the down cycle in the Ag industry to continue and while we maintain appropriate levels of liquidity, we will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of nonstrategic or underperforming assets. We believe that cash generated by operating activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.
In connection with the losses caused by a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law, we intend to fund a total of approximately $170.0 million in loan guarantees to our Brazilian operations in the first nine months of fiscal 2018. It is our intention to fund these loan guarantees through a combination of sources including cash flow and the liquidity enhancement actions noted above.
Fiscal 2017 and 2016 Activity
On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility” or the "Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, CHS Capital and CHS both sell eligible trade account and notes receivable (“Receivables”) they have originated to Cofina Funding, LLC (“Cofina Funding”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina Funding in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility, CHS accounts for Receivables sold under the facility as a sale of financial assets and derecognizes the sold Receivables from its Consolidated Balance Sheets. The amount available under the Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of August 31, 2017, the total availability under the Securitization Facility was $618.0 million, all of which had been utilized. The Securitization Facility had previously been amended in July 2016, which had increased total availability under the Facility to $850.0 million. The amount of funding outstanding against our securitized Receivables at August 31, 2016 was $550.0 million.
The Facility agreement contains certain customary representations and warranties and affirmative covenants, including as to the eligibility of the Receivables being sold, and contains customary program termination events and non-reinvestment events. We were in compliance with all covenants associated with our Securitization Facility as of August 31, 2017.

In February 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries. The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen; and an associated 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate annually from CF Nitrogen for ratable delivery. The investment was financed through operating cash flow, the issuance of long-term debt, preferred stock proceeds and available cash.
In January 2016, we consummated a private placement of long-term notes in the aggregate principal amount of $680.0 million with certain accredited investors, which long-term notes are layered into six series. See Note 7, Notes Payable and Long-Term Debt, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

In December 2015, we entered into three bilateral, uncommitted revolving credit facilities with an aggregate capacity of $1.3 billion. As of August 31, 2017, one bilateral agreement remained with capacity of $250 million. Amounts borrowed under these short-term lines are used to fund our working capital.

In September 2015, we amended and restated our primary committed line of credit, which is a $3.0 billion five-year, unsecured revolving credit facility with a syndication of domestic and international banks that expires in September 2020. The outstanding balance on this facility was $480.0 million and $700.0 million as of August 31, 2017 and 2016, respectively. In addition, we entered into a ten-year term loan with a syndication of banks for up to $600.0 million. The full amount under the term loan was drawn down in January 2016. As of August 31, 2017, $300.0 million of principal under the term loan was outstanding. Principal on the term loan is payable in full on September 4, 2025.

Cash Flows

The following table presents summarized cash flow data for the years ended August 31, 2017, 2016, and 2015:

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$932,994	$1,263,498	$570,010	$(330,504)	(26)%	$693,488	122%
Net cash provided by (used in) investing activities	(405,041)	(3,746,971)	(1,908,668)	3,341,930	89%	(1,838,303)	(96)%
Net cash provided by (used in) financing activities	(621,193)	1,814,196	153,828	(2,435,389)	(134)%	1,660,368	1,079%
Effect of exchange rate changes on cash and cash equivalents	(4,694)	(5,223)	5,436	529	10%	(10,659)	(196)%
Net increase (decrease) in cash and cash equivalents	$(97,934)	$(674,500)	$(1,179,394)	$576,566	85%	$504,894	43%

Fiscal Year 2017 Compared to Fiscal Year 2016

Cash from operating activities for fiscal 2017 decreased $330.5 million, primarily due to the following:

•
Increases in inventory resulting from increased commodity prices and volumes on hand. On August 31, 2017, the per bushel market prices of two of our primary grain commodities, spring wheat and corn, increased by $1.33 (27%) and $0.41 (14%), respectively, when compared to the spot prices on August 31, 2016. The per bushel market price of our third primary commodity, soybeans, decreased by $0.24 (2%) when compared to the spot price on August 31, 2016. In general, crude oil market prices increased $2.53 (6%) per barrel on August 31, 2017, when compared to August 31, 2016. Partially offsetting grain prices, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases of up to 14%, depending on the specific products, compared to prices on August 31, 2016.

•	Lower net income due to increased reserve and impairment charges within our Ag and Energy segments.

The $3.3 billion increase in cash from investing activities for fiscal 2017 reflects the following:

•	Our $2.8 billion investment in CF Nitrogen completed in fiscal 2016 which didn't reoccur in fiscal 2017.

•
Reduced acquisitions of property, plant and equipment and other business acquisitions. The significant decrease in acquisitions of property, plant and equipment was primarily related to our plan to reduce our capital investments to allow us to actively reduce our funded debt obligations.

•	Net cash proceeds of $7.9 million related to the sale of Receivables associated with the Securitization Facility.

Cash from financing activities for fiscal 2017 decreased $2.4 billion, primarily due to the following:

•	Proceeds from issuances of debt instruments related primarily to the financing of the CF Nitrogen investment in fiscal 2016 which didn't reoccur in fiscal 2017.

•	The decrease above was partially offset by reduced payments of cash patronage in fiscal 2017 and the final contingent payment of the noncontrolling interest in CHS McPherson made in fiscal 2016.

Fiscal Year 2016 Compared to Fiscal Year 2015

Cash from operating activities for fiscal 2016 increased $693.5 million, primarily due to declines in inventory and other current assets resulting from decreased commodity prices. On August 31, 2016, the per bushel market prices of two of our primary grain commodities, corn and spring wheat, decreased by $0.90 (23%) and $0.11 (2%), respectively, when compared to the spot prices on August 31, 2015. The per bushel market price of our third primary commodity, soybeans, increased by $0.63 (7%) when compared to the spot price on August 31, 2015. In general, crude oil market prices decreased $4.50 (9%) per barrel on August 31, 2016, when compared to August 31, 2015. Comparing the same periods, fertilizer commodity prices affecting our wholesale crop nutrients and country operations retail businesses reflected decreases of up to 34%, depending on the specific products, compared to prices on August 31, 2015.

The $1.8 billion decrease in cash from investing activities for fiscal 2016, reflects the following:

•	Our $2.8 billion investment in CF Nitrogen.

•
The decrease above was partially offset by reduced acquisitions of property, plant and equipment and other business acquisitions. The significant decrease in acquisitions of property, plant and equipment was primarily related to our plan to reduce our capital investments to allow us to actively reduce our funded debt obligations.

Cash from financing activities for fiscal 2016 increased $1.7 billion, primarily due to proceeds from issuances of debt instruments related primarily to the financing of the CF Nitrogen investment.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures and payments for debt, interest, dividends and guarantees. The following is a summary of our primary cash requirements for fiscal 2018:

•
Capital expenditures. We expect total capital expenditures for fiscal 2018 to be approximately $602.0 million, compared to capital expenditures of $446.7 million in fiscal 2017. Included in that amount for fiscal 2018 is approximately $221.0 million for the acquisition of property, plant and equipment and major repairs at our Laurel, Montana and McPherson, Kansas refineries.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") which typically occur for a five-to-six week period every 2-5 years. Our Laurel, Montana refinery has planned maintenance scheduled for fiscal 2018 for approximately $92.0 million.

•	Debt and interest. We expect to repay approximately $149.1 million of long-term debt obligations and incur interest payments of approximately $87.8 million during fiscal 2018.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at August 31, 2017. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2018.

•
Guarantees. We intend to fund a total of approximately $170 million in loan guarantees to our Brazilian operations in the next nine months as a result of losses caused by a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law.

Future Sources of Cash

We fund our operations primarily through a combination of cash flows from operations and committed and uncommitted revolving credit facilities, including our Securitization Facility. We believe these sources will provide adequate liquidity to meet our working capital needs. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment by issuing privately placed long-term debt and term loans. In addition, our wholly-owned subsidiary, CHS Capital, makes loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has financing sources as detailed below in CHS Capital Financing.

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of August 31, 2017, and 2016:

Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding		Interest Rates
		2017	2017	2016
		(Dollars in thousands)
Committed Five-Year Unsecured Facility	2020	$3,000,000	$480,000	$700,000	LIBOR+0.00% to 1.45%
Uncommitted Bilateral Facilities	2017	250,000	250,000	300,000	LIBOR+0.00% to 1.05%
In addition to our primary revolving lines of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2019, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of August 31, 2017, the outstanding balance under the facility was $250.0 million.
In addition to our uncommitted bilateral facility above, as of August 31, 2017, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $433.9 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $168.4 million outstanding as of August 31, 2017, of which $15.4 million was collateralized.

On August 31, 2017, and 2016, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, in the amount of $1.7 billion and $1.8 billion, respectively.
Long-term Debt Financing
The following table presents summarized long-term debt data for the years ended August 31, 2017, and 2016.

	For the Years Ended August 31
	2017	2016
	(Dollars in thousands)
Private placement debt	$1,643,886	$1,775,924
Bank financing	445,000	345,000
Capital lease obligations	33,075	105,708
Other notes and contract payable	62,652	76,147
Deferred financing costs	(4,820)	(5,574)
	$2,179,793	$2,297,205
Long-term debt outstanding as of August 31, 2017, has aggregate maturities, excluding fair value adjustments and capital leases, as follows:

(Dollars in thousands)
2018	$149,050
2019	167,412
2020	31,478
2021	182,949
2022	126
Thereafter	1,611,385
$2,142,400
See Note 7, Notes Payable and Long-Term Debt, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.
CHS Capital Financing
For a description of the Securitization Facility, see above in Fiscal 2017 and 2016 activity.
CHS Capital has available credit under master participation agreements with numerous counterparties. Prior to the fourth quarter of fiscal 2017, all borrowings under these agreements were accounted for as secured borrowings. During the fourth quarter of fiscal 2017, certain of these agreements were amended resulting in the Company accounting for the participations as the sale of financial assets. As of August 31, 2017, the remaining participations accounted for as secured borrowings bear interest at variable rates ranging from 2.61% to 4.45%. As of August 31, 2017, the total funding commitment under these agreements was $94.1 million, of which $29.4 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $220.2 million as of August 31, 2017, of which $144.1 million was borrowed under these commitments with an interest rate of 2.45%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2017, and are due upon demand. Borrowings under these notes totaled $119.3 million as of August 31, 2017.

Covenants
Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2017. Based on our current 2018 projections, we expect continued covenant compliance in the near term.

In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During both fiscal 2017 and 2016, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.
Patronage and Equity Redemptions
In accordance with our bylaws and upon approval of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified distributions, with no cash patronage. For the years ended August 31, 2016, 2015, and 2014, the cash portion of the qualified distributions was deemed by our Board of Directors to be 40%.
The following table presents estimated patronage data for the year ending August 31, 2018, and actual patronage data for the years ended August 31, 2017, 2016, and 2015:

	2018	2017	2016	2015
	(Dollars in millions)
Patronage Distributed in Cash	$—	$103.9	$251.7	$271.2
Patronage Distributed in Equity	126.3	153.6	375.5	550.3
Total Patronage Distributed	$126.3	$257.5	$627.2	$821.5

In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2017, that will be distributed in fiscal 2018, to be approximately $10.0 million and to be mostly in the form of redemptions of equity owned by the estates of deceased individual producer members. These redemptions are classified as a current liability on the August 31, 2017, Consolidated Balance Sheet.
On March 30, 2017, we issued 695,390 shares of Class B Series 1 Preferred Stock to redeem approximately $20.0 million of qualified equity certificates to eligible owners. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.74 of qualified equity certificates.
In March 2016, we redeemed approximately $76.8 million of qualified equity certificates by issuing 2,693,195 shares of Class B Series 1 Preferred Stock, with a total redemption value of $67.3 million, excluding accumulated dividends. For each share of Class B Series 1 Preferred Stock that was issued, we redeemed $28.50 worth of capital equity certificates.
See Note 9, Equities, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for a summary of our outstanding preferred stock as of August 31, 2017, each series of which is listed on the Global Select Market of NASDAQ.

Off Balance Sheet Financing Arrangements

Guarantees:

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $105.3 million were outstanding on August 31, 2017. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of August 31, 2017.

Operating leases:

Minimum future lease payments required under noncancelable operating leases as of August 31, 2017, were $236.6 million.

Debt:

There is no material off balance sheet debt.

Receivables Securitization Facility and Loan Participations:

In fiscal 2017, we engaged in off-balance sheet arrangements through our Securitization Facility and certain loan participation agreements. Refer to further details about these arrangements in Note 2, Receivables, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K.

Contractual Obligations

We had certain contractual obligations at August 31, 2017, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (1)	$2,142,400	$149,050	$198,890	$183,075	$1,611,385
Interest payments (2)	647,782	87,756	159,427	141,984	258,615
Capital lease obligations (3)	39,500	6,867	10,878	8,470	13,285
Operating lease obligations	236,620	57,957	76,989	44,874	56,800
Purchase obligations (4)	7,534,491	5,802,142	812,211	243,978	676,160
Other liabilities (5)	635,490	37,984	35,836	21,832	539,838
Total obligations	$11,236,283	$6,141,756	$1,294,231	$644,213	$3,156,083
_______________________________________

(1)	Excludes fair value adjustments to the long-term debt reported on our Consolidated Balance Sheet at August 31, 2017, resulting from fair value interest rate swaps and the related hedge accounting.

(2)	Based on interest rates and long-term debt balances at August 31, 2017.

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

(5)
Other liabilities include the long-term portion of deferred compensation, deferred tax liabilities and contractual redemptions. Of the total other liabilities and deferred tax liabilities of $611.9 million on our Consolidated Balance Sheet at August 31, 2017, the timing of the payments of $519.8 million of such liabilities cannot be determined.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe that of our significant accounting policies, the following may involve a higher degree of estimates, judgments and complexity.

Inventory Valuation and Reserves

Grain, processed grain, oilseed and processed oilseed inventories are stated at net realizable value. All other inventories are stated at the lower of cost or net realizable value. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grains and oilseeds inventories. These estimates include the measurement of grain in bins and other storage facilities, which use formulas in addition to actual measurements taken to arrive at appropriate quantities. Other determinations made by management include quality of the inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories, or the adequacy of reserves, are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

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

All long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment in accordance with U.S. GAAP, at least annually for goodwill, and whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. For goodwill, our annual impairment testing occurs in our fourth quarter. An impaired asset is written down to its estimated fair value based on the best information available. Fair value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2017, since we conduct a significant portion of our business in U.S. dollars.

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

INTEREST RATE RISK

Debt used to finance inventories and receivables is represented by short-term notes payable, so that our blended interest rate for all such notes approximates current market rates. We have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During fiscal 2017, we recorded offsetting fair value adjustments of $12.8 million, with no ineffectiveness recorded in earnings.
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

Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value Asset (Liability)
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$1,695,423	$—	$—	$—	$—	$—	$1,695,423	$(1,695,423)
Average interest rate	2.4%	—	—	—	—	—	2.4%	—
Variable rate CHS Capital short-term notes payable	$292,792	$—	$—	$—	$—	$—	$292,792	$(292,792)
Average interest rate	1.7%	—	—	—	—	—	1.7%	—
Fixed rate long-term debt	$149,050	$167,412	$31,478	$182,949	$126	$1,181,385	$1,712,400	$(1,718,269)
Average interest rate	5.5%	4.1%	4.1%	4.5%	4.3%	4.6%	4.3%	—
Variable rate long-term debt	$—	$—	$—	$—	$—	$430,000	$430,000	$(412,142)
Average interest rate (a)	—	—	—	—	—	range	—	—
Interest Rate Derivatives:
Fixed to variable long-term debt interest rate swaps	$—	$130,000	$—	$160,000	$—	$205,000	$495,000	$9,271
Average pay rate (b)	—	range	—	range	—	range	—	—
Average receive rate (c)	—	range	—	range	—	range	—	—
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

(b)	Average three-month U.S. Dollar LIBOR plus spreads ranging from 2.009% to 2.74%.

(c)	Seven swaps with notional amount of $495 million with fixed rates from 4.08% to 4.67%.

FOREIGN CURRENCY RISK

We were exposed to risk regarding foreign currency fluctuations during fiscal 2017 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $776.7 million and $802.2 million as of August 31, 2017, and August 31, 2016, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K. Supplementary financial information required by Item 302 of Regulation S-K for each quarter during the years ended August 31, 2017, and 2016, is presented below.

	Fiscal Year 2017
	August 31, 2017	May 31, 2017	February 28, 2017	November 30, 2016
	(Unaudited) (Dollars in thousands)
Revenues	$7,952,005	$8,614,090	$7,320,406	$8,048,250
Gross profit	108,700	247,102	240,742	352,697
Income (loss) before income taxes	(94,845)	(209,158)	23,597	225,554
Net income (loss)	(50,552)	(46,140)	14,973	208,942
Net income (loss) attributable to CHS Inc.	(50,675)	(45,185)	14,567	209,150

	Fiscal Year 2016
	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015
	(Unaudited) (Dollars in thousands)
Revenues	$8,182,493	$7,796,588	$6,639,330	$7,728,792
Gross profit	140,959	317,512	89,004	411,818
Income (loss) before income taxes	11,964	194,521	(76,462)	289,855
Net income (loss)	(1,706)	189,683	(30,182)	266,174
Net income (loss) attributable to CHS Inc.	(1,579)	190,275	(30,979)	266,475

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of August 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of August 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of August 31, 2017, our internal control over financial reporting was effective.

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

Change in Internal Control Over Financial Reporting:

We are in the process of implementing a new ERP system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. The implementation of the new ERP system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) and management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

Other than as described above, during our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below provides certain information regarding each of our directors, as of August 31, 2017.

Name	Age	Director Region	Director Since
Donald Anthony	67	8	2006
Clinton J. Blew	40	8	2010
Dennis Carlson	56	3	2001
Curt Eischens	65	1	1990
Jon Erickson	57	3	2011
Mark Farrell	58	5	2016
Steve Fritel	62	3	2003
Alan Holm	57	1	2013
David Johnsrud	63	1	2012
David Kayser	58	4	2006
Randy Knecht	67	4	2001
Greg Kruger	58	5	2008
Edward Malesich	64	2	2011
Perry Meyer	63	1	2014
Steve Riegel	65	8	2006
Daniel Schurr	52	7	2006
The qualifications for our Board of Directors are listed below under “Director Elections and Voting.” In general, our directors operate large commercial agricultural enterprises requiring expertise in all areas of management, including financial oversight. They also have experience in serving on local cooperative association boards, and participate in a variety of agricultural and community organizations. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course and earn the Certificate of Director Education.

Donald Anthony, assistant secretary-treasurer, has been a member of the CHS Board of Directors since 2006. Since 2015, Mr. Anthony has served as assistant secretary-treasurer of the Executive Committee of the Board. He serves on the Corporate Risk and Audit committees. He holds a bachelor’s degree in agricultural economics from the University of Nebraska. Mr. Anthony’s principal occupation has been farming for more than five years, and he raises corn, soybeans and alfalfa near Lexington, Nebraska.

Clinton J. Blew, first vice chairman, has been a member of the CHS Board of Directors since 2010. Since 2017, Mr. Blew has served as first vice chairman of the Executive Committee of the Board. He serves on the Government Relations and Corporate Risk committees. He is a member of the board of directors of Mid Kansas Coop ("MKC"), Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, the Kansas Livestock Association, Texas Cattle Feeder’s Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson Community College. Mr. Blew’s principal occupation has been farming for more than five years and he farms and ranches in a family partnership in southcentral Kansas.

Dennis Carlson has been a member of the CHS Board of Directors since 2001. He serves on the Corporate Risk and Governance committees. Mr. Carlson’s principal occupation has been farming for more than five years, and he raises wheat, sunflowers and soybeans near Mandan, North Dakota.

Curt Eischens, has been a member of the CHS Board of Directors since 1990. He serves as chairman of the Capital Committee. Mr. Eischens serves as chairman for Cooperative Network, director of Ralph Morris Foundation and is a member of the Minnesota Soybean Association, Minnesota Corn Growers Association, Minnesota Farmers Union, Minnesota FFA

Alumni Association (life member) and the National FFA Alumni. Mr. Eischens’ principal occupation has been farming for more than five years, and he operates a corn and soybean farm near Minneota, Minnesota.

Jon Erickson, second vice chairman, has been a member of the CHS Board of Directors since 2011. Since 2017, he has been second vice chairman of the Executive Committee of the Board. He is chairman of the Government Relations Committee and serves on the Corporate Risk Committee. He is a member of the North Dakota Farmers Union and the North Dakota Stockman’s Association. He holds a bachelor’s degree in agricultural economics from North Dakota State University. Mr. Erickson’s principal occupation has been farming for more than five years, and he raises grains and oilseeds and operates a commercial Hereford/Angus cow-calf business near Minot, North Dakota.

Mark Farrell has been a member of the CHS Board of Directors since 2016. He serves on the Audit and CHS Foundation Finance and Investment committees. He graduated from the University of Wisconsin-Madison Ag and Life Sciences short course. Mr. Farrell’s principal occupation has been farming for more than five years. He raises corn, soybeans and wheat in Dane County, Wisconsin.

Steve Fritel has been a member of the CHS Board of Directors since 2003. He serves on the Capital and Governance committees. He earned an associate’s degree from North Dakota State College of Science. Mr. Fritel’s principal occupation has been farming for more than five years. He raises spring wheat, barley, soybeans, edible beans, corn and confectionary sunflowers near Rugby, North Dakota. He also runs a family business dealing with the sale of farm grain storage and related equipment.

Alan Holm has been a member of the CHS Board of Directors since 2013. He is chairman of the Corporate Risk Committee and serves on the Government Relations Committee. He also serves on the board for Citizens Bank of Minnesota. Mr. Holm holds an associate’s degree in machine tool technology from Mankato Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and also has a cow-calf herd near Sleepy Eye, Minnesota.

David Johnsrud, secretary-treasurer, has been a member of the CHS Board of Directors since 2012. Since 2017, he has been secretary-treasurer of the Executive Committee of the Board. He serves as a member of the Corporate Risk and Governance committees. He also serves as a member of the board for the Cooperative Network. Mr. Johnsrud’s principal occupation has been farming for more than five years, and he raises corn and soybeans near Starbuck, Minnesota.

David Kayser has been a member of the CHS Board of Directors since 2006. He chairs the CHS Foundation Finance and Investment Committee. He also serves on the Audit Committee. Mr. Kayser is a member of Mitchell Technical Institute Foundation Board. Mr. Kayser’s principal occupation has been farming for more than five years, and he raises corn, soybeans and hay near Alexandria, South Dakota, and operates a cow-calf and feeder-calf business.

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

Greg Kruger has been a member of the CHS Board of Directors since 2008. He chairs the Audit Committee and also serves on the CHS Foundation Finance and Investment Committee. Mr. Kruger’s principal occupation has been farming for more than five years, and he operates a family dairy, hog and crop enterprise near Eleva, Wisconsin.

Edward Malesich has been a member of the CHS Board of Directors since 2011. He serves on the Capital and Governance committees. He serves as a member of Montana Stock Growers Association, Montana Grain Growers Association, Farm Bureau, Montana Farmers Union and Montana Council of Co-ops. He holds a bachelor’s degree in agricultural production from Montana State University. Mr. Malesich’s principal occupation has been farming for more than five years, and he raises Angus cattle, wheat, malt barley and hay near Dillon, Montana.

Perry Meyer has been a member of the CHS Board of Directors since 2014. He serves on the Audit and Corporate Risk committees. He serves as director of Heartland Corn Products Cooperative and is a member of United Farmers Co-op, Central Region Cooperative, Minnesota Farm Bureau, Minnesota and Nicollet County corn growers associations, and Minnesota Pork Producers Association. He serves as president of Steamboat Pork Cooperative, chairman of NU-Telecom Board and director of Minnesota Valley Lutheran School Foundation. He holds an agricultural mechanics degree from Alexandria (Minnesota) Technical School. Mr. Meyer’s principal occupation has been farming for more than five years, and he operates a family farm raising corn, soybean and hogs near New Ulm, Minnesota.

Steve Riegel has been a member of the CHS Board of Directors since 2006. He chairs the Governance Committee and also serves on the CHS Foundation Finance and Investment Committee. He serves as advisory director of Bucklin (Kansas) National Bank. He attended Fort Hays (Kansas) State University, majoring in agriculture, business and animal science. Mr. Riegel’s principal occupation has been farming for more than five years, and he raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kansas.

Daniel Schurr, chairman, has been a member of the CHS Board of Directors since 2006. Since 2017, Mr. Schurr has served as chairman of the Executive Committee of the Board. He serves on the Blackhawk Bank and Trust board and audit and loan committees and on the Silos and Smokestacks National Heritage Area board. He holds a bachelor’s degree in agricultural business with a minor in economics from Iowa State University. Mr. Schurr’s principal occupation has been farming for more than five years. He raises corn and soybeans near LeClaire, Iowa, and also operates a commercial trucking business.

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

The following positions on the Board of Directors will be up for re-election at the 2017 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	Curt Eischens
Region 1 (Minnesota)	Perry Meyer
Region 2 (Montana and Wyoming)	Edward Malesich
Region 3 (North Dakota)	Jon Erickson
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, West Virginia, Wisconsin)
Greg Kruger
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Washington, Utah)	Open Seat
Region 7 (Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Missouri, Mississippi, North Carolina, South Carolina, Tennessee)	Daniel Schurr
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Clinton J. Blew
_______________________________________

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as appointed by the CHS Board of Directors.

Name	Age	Position
Jay Debertin	57	President and Chief Executive Officer
Shirley Cunningham	57	Executive Vice President, Ag Business and Enterprise Strategy
Darin Hunhoff	47	Executive Vice President, Energy and Foods
Timothy Skidmore	56	Executive Vice President and Chief Financial Officer
James Zappa	53	Executive Vice President and General Counsel

Jay Debertin has been President and Chief Executive Officer for CHS since May 2017. He leads the CHS strategic leadership team in strengthening the company by advancing operational excellence, accelerating its focus on results and delivering products and services that help the cooperative’s owners grow. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named Vice President, Crude Oil Supply, in 1998. In 2001, his responsibilities included raw material supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was Executive Vice President and Chief Operating Officer for Processing at CHS. From 2010 to 2017, he served as Executive Vice President of Energy and Foods where he led refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation and processing and food ingredients at CHS. Mr. Debertin serves as board chairman for Ventura Foods, LLC. He earned a bachelor’s degree in economics from the University of North Dakota and a Master of Business Administration degree from the University of Wisconsin - Madison.

Shirley Cunningham has been Executive Vice President - Ag Business and Enterprise Strategy of CHS since September 2014. She leads the aligned Ag Business platform, consisting of its International and North America Grain Marketing and Agronomy operations, and enterprise strategy functions, including information technology and marketing communications as well as planning and strategy. Ms. Cunningham serves on the boards of Ventura Foods, LLC, Kemira Oyj, a global chemical company serving customers in water-intensive industries, and Gildan Activewear Inc., a leading manufacturer and marketer of quality branded basic family apparel. She joined CHS in 2013 as Executive Vice President, Enterprise Strategy, before expanding her role in 2014. She previously served as Chief Information Officer for Monsanto Company. She holds a Master of Business Administration degree from Washington University, St. Louis, Missouri.

Darin Hunhoff has been Executive Vice President - Energy and Foods for CHS since May 2017. He leads CHS energy operations, including refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation. He also leads CHS Processing and Food Ingredients, which includes canola and soybean processing plants. He is also responsible for the CHS Aligned Solutions group which provides strategic business advisory services to cooperatives. Mr. Hunhoff serves on the board of directors for Ardent Mills, LLC. He joined CHS 25 years ago as a petroleum specialist. He has also been chief strategy officer for CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels. He earned a bachelor’s degree in marketing and business management from Southwest Minnesota State University in Marshall, Minnesota.

Timothy Skidmore has been Executive Vice President and Chief Financial Officer since joining CHS in August 2013. He is responsible for finance, accounting, enterprise credit, financial planning and analysis, internal controls, insurance risk management, patron equities, payroll, strategic sourcing, tax and treasury. Mr. Skidmore serves as a trustee for the Science Museum of Minnesota, where he serves on the Audit and Finance Committee. Before joining CHS, he served as Vice President of finance and strategy for Campbell North America. He joined Campbell as assistant treasurer in 2001 and held numerous leadership positions in finance including leading the cash management, corporate finance and international treasury functions. He served in various business unit chief financial officer roles within Campbell. Prior to that, Mr. Skidmore spent 15 years at DuPont Co., holding a variety of financial leadership positions. He holds a bachelor's degree in risk management from the University of Georgia, and a Master of Business Administration in finance from Widener University, Chester, Pennsylvania.

James Zappa has been Executive Vice President and General Counsel for CHS since April 2015. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance and compliance. He works with the corporate finance team to support Securities and Exchange Commission reporting and compliance, disclosure and investor communications. In addition to his role as general counsel, Mr. Zappa currently serves as a director for Ventura Foods, LLC. He also serves as director for Boy Scouts of America, Northern Star Council, and the Greater Twin Cities United Way. He previously worked at 3M in various roles including Vice President, Associate General Counsel and Chief Compliance Officer; Vice President, Associate General Counsel, International Operations; counsel to the 3M Board’s

Compensation Committee; Assistant General Counsel for consumer office business and human resources; and Counsel and Assistant General Counsel for labor and employment law. Prior to joining 3M, he worked for UnitedHealth Group and for the law firm Dorsey & Whitney. He earned a juris doctor degree from the University of Minnesota Law School, a master’s degree in communication arts and sciences from the University of Southern California, and a bachelor’s degree from Drake University.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2017, and based further upon written representations received by us with respect to the need to file reports on Form 5, no individuals filed late reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

AUDIT COMMITTEE MATTERS

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Mr. Anthony, Mr. Farrell, Mr. Kayser, Mr. Kruger (Chairman), and Mr. Meyer, each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

We do not believe that any member of the Audit Committee of the Board of Directors is an "audit committee financial expert” as defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder. As a cooperative, members of our Board of Directors are nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must among other things, (i) be an active farmer or rancher, (ii) be a member of CHS or a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an "audit committee financial expert.” However, many of our directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairmen of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers (our "Named Executive Officers") for fiscal 2017, which ran from September 1, 2016, through August 31, 2017:

Jay Debertin	President and Chief Executive Officer
Timothy Skidmore	Executive Vice President and Chief Financial Officer
Shirley Cunningham	Executive Vice President, Ag Business and Enterprise Strategy
James Zappa	Executive Vice President and General Counsel
Darin Hunhoff	Executive Vice President, Energy and Foods
Carl Casale	Former President and Chief Executive Officer

Changes to our Named Executive Officers during fiscal 2017 included the appointment of Jay Debertin as President and Chief Executive Officer, and the addition of Darin Hunhoff, our Executive Vice President, Energy and Foods. Carl Casale, our former President and Chief Executive Officer, left CHS on May 22, 2017.

CHS is an organization that exists to, among other things, help our owners grow. CHS compensation programs are designed to attract, retain and reward the executives who carry out this promise, and align them around attainment of CHS short- and long-term success.

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

Compensation Philosophy and Objectives

The Governance Committee of our Board of Directors oversees the administration of, and the fundamental changes to, our executive compensation and benefits programs. The primary principles and objectives in compensating our executive officers include:

•
Attract and retain exceptional talent who meet our leadership expectations and are engaged and committed to the long-term success of CHS, by providing market competitive compensation and benefit programs

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

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2018.

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

Each year, the Governance Committee of our Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of our executive compensation programs. The Governance Committee, with input from a third-party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs, including the incentive plan goals applicable to our Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. The third-party consultant is chosen and hired directly by the Governance Committee to provide guidance regarding market competitive levels of base pay, annual variable pay and long-term incentive pay, as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for our Chief Executive Officer (CEO). The data is shared with our Board of Directors, which makes final decisions regarding our CEO’s base bay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and short-term compensation, other than the intention of being competitive with the external compensation market for comparable positions and being consistent with our compensation philosophy and objectives. The Governance Committee recommends to our Board of Directors salary actions relative to our CEO and approves annual and long-term incentive CEO incentive awards based on performance of the Company compared to the financial targets and, as applicable, individual performance. In turn, our Board of Directors communicates this pay information to our CEO. Our CEO is not involved with the selection of the third-party consultant and does not participate in, or observe, Governance Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained below under “Components of Compensation”), with input from a third-party consultant if necessary, our CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive pay plans applicable to the other Named Executive Officers (and other employees) and communicates base and incentive compensation pay to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

We intend to preserve the deductibility, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment.

In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31 of that year.

Components of Compensation

Our executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2017 included a combination of the following sources: AonHewitt Total Compensation Measurement, Hay Group General Market Executive Report, Mercer Benchmark Database Executive Compensation Survey and Towers Watson CDB Executive Compensation Survey Report. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. Compensation paid by a group of industry specific peer companies, which group includes 18 private, public and cooperative organizations in the agronomy, energy, food and grain industries, is also considered when making compensation decisions. The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line-of-sight and strong commitment to CHS short-term and long-term success, and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive in comparable industries, companies and markets. We target the market median for base pay, target total cash and target total direct compensation, and 75th percentile for total direct compensation for above market performance.

For fiscal 2017, base pay was near the market median, and total cash compensation and total direct compensation were each more than 30% below the market median. These lower actual total cash and total direct compensation levels occurred because only the threshold level award was earned under the CHS Annual Variable Pay Plan (the "Annual Variable Pay Plan" or "AVP") and Profit Sharing Plan, and no awards were earned under the CHS Long Term Incentive Plan (the "LTIP") for the 2015-2017 performance period.

The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay
Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial, individual and, for purposes of fiscal 2017 only, enterprise non-financial performance goals

•   Provides a direct link between pay and annual business objectives
•   Pay for performance to motivate and encourage the achievement of critical business initiatives
•   Encourages proper expense control and containment

Profit Sharing	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and, for purposes of fiscal 2017 only, enterprise non-financial performance goals	• Provides a direct link between employee pay and CHS profitability
Long-Term Incentive Plans	Long-term performance based incentive for senior management to achieve predetermined triennial return on adjusted equity performance goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

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

Fiscal 2017 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance, and long-term incentive compensation at target performance for fiscal 2017 for our CEO and the other Named Executive Officers as a group.

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

Base salaries for our Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined through review of competitive market data, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics.
The CEO is responsible for this process for the other Named Executive Officers. The Governance Committee is responsible for this process for the CEO.

Upon electing Mr. Debertin to President and CEO in May 2017, the Board of Directors established his base pay level based on consideration of the significant increase in the scope and importance of his responsibilities, as well as competitive pay for the CEO position. Taking the foregoing into account, the Board of Directors increased Mr. Debertin's base salary by 70% upon his election to President and CEO, from his previous position of Executive Vice President and Chief Operating Officer of Energy and Foods. Mr. Skidmore, Ms. Cunningham and Mr. Zappa were given base salary increases to ensure their base pay is commensurate with their responsibilities, skills, contributions and competitive pay range. Specifically, in fiscal 2017, their base salary increases were 20%, 3% and 10%, respectively. Mr. Hunhoff was promoted to the position of Executive Vice President, Energy and Foods in May 2017 and received a base pay increase of 20% to reflect to his new responsibilities, compared to his previous position of Senior Vice President and Chief Strategy Officer.

Annual Variable Pay:

Named Executive Officers are covered by the same broad-based Annual Variable Pay Plan as other employees, and based on the plan provisions, when they retire they receive awards prorated to the period of time eligible. Each Named Executive Officer was eligible to participate in the AVP for fiscal 2017. Target AVP award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing annual variable pay awards for the achievement of predetermined goals. Our AVP program for fiscal 2017 was based on enterprise-level financial performance and specific management business objectives with actual payout dependent on CHS achieving pre-determined enterprise-level financial performance targets and non-financial individual performance goals. The financial performance components included Return on Adjusted Equity ("ROAE") and Return on Assets ("ROA") targets for CHS at the enterprise level. The threshold, target and maximum ROAE and ROA targets for fiscal 2017 are set forth in the table below. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives or talent development. In conjunction with the annual performance appraisal process of our CEO, our Board of Directors reviews the individual non-financial goals, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for our

CEO. Likewise, our CEO uses the same process for determining individual goal attainment for the other Named Executive Officers. For purposes of the fiscal 2017 AVP, an additional component was established that could result in a threshold level payout even if the ROAE target was not met, but certain performance management and controllable internal expense targets were met. Specifically, the performance management target was for 95% of all exempt-level employees to have performance assessment and performance goal setting plans completed in the Company’s online performance management system and the controllable expense target was that total controllable sales, general and administrative expenses for fiscal 2017 would be at or below the budgeted amount for these expenses.

CHS financial performance goals and award opportunities under our fiscal 2017 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	CHS Company Performance Goal	Percent of Target Award
Maximum	11.5% Return on Adjusted Equity	11.5% Return on Assets	200%
Target	9.5% Return on Adjusted Equity	9.5% Return on Assets	100%
Threshold	7.5% Return on Adjusted Equity	7.5% Return on Assets	50%
Below Threshold	<7.5% Return on Adjusted Equity	<7.5% Return on Assets	0%

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

ROA is a measurement of how well we use our assets to generate earnings and is calculated by dividing operating income by total assets minus current liabilities. Net assets is measured at the beginning of the fiscal year.

Our Board of Directors approved the ROAE and ROA performance targets for the fiscal 2017 AVP and determined our CEO’s individual goals. The weighting of our CEO’s goals for fiscal 2017 was 60% CHS total company ROAE, 20% CHS total company ROA, and 20% principal accountabilities and individual goals. Our CEO determined non-financial individual goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers for fiscal 2017 was 60% CHS total company ROAE, 20% CHS total company ROA, and 20% individual goals.

For fiscal 2017, CHS achieved an ROAE of 1%. Accordingly, because the 7.5% threshold ROAE was not achieved, no awards relating to fiscal 2017 were earned according to the fiscal 2017 AVP’s primary component. However, as described above, for fiscal 2017, an additional award component was established for the AVP based on performance management and internal controllable expense spending targets. These targets were met for fiscal 2017, and, accordingly, each of the Named Executive Officers other than Mr. Casale, who left CHS in May 2017, received a threshold level award for all three goal components (ROAE, ROA and Individual) under the AVP.

Annual variable pay earned awards under the Annual Variable Pay Plan for fiscal 2017 for the Named Executive Officers are as follows:

Jay Debertin	$862,500
Timothy Skidmore	$207,550
Shirley Cunningham	$216,300
James Zappa	$164,780
Darin Hunhoff	$175,000
Carl Casale	$—

Effective for fiscal 2018, the Annual Variable Pay Plan ROAE performance metric will be replaced with a Return on Invested Capital ("ROIC") metric. ROIC is defined as net operating profit after tax, divided by the sum of funded debt and equity, where “funded debt” is defined as the average of the funded debt at the beginning and end of the fiscal year and “equity” is defined as equity at the beginning of the fiscal year. Using ROIC provides a clear picture of how efficiently CHS uses all of its capital (owners’ equity, debt and preferred stock) and the level of returns on that capital. Using ROIC will increase our executives’ focus on generating the best return possible on all of our capital deployed in the business. For fiscal 2018, ROA will continue to be utilized as the second financial metric under the Annual Variable Pay Plan.

Profit Sharing:

Each Named Executive Officer is eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS 401(k) Plan (the 401(k) Plan) account and Deferred Compensation Plan account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROAE achieved and are displayed in the following table:

Return On Adjusted Equity	Profit Sharing Award
11.5%	5%
10.5%	4%
9.5%	3%
8.5%	2%
7.5%	1%

In addition, for purposes of the fiscal 2017 profit sharing plan year, employees were eligible to earn a 1% profit sharing award if our enterprise-level ROAE performance was less than 7.5%, provided the performance management and controllable internal expense targets, as described under the heading “Annual Variable Pay” above, were achieved.

In fiscal 2017, the minimum 7.5% ROAE threshold was not achieved, however the two enterprise objectives mentioned above were met. Accordingly, a one percent profit sharing award was earned by all of the Named Executive Officers, other than Mr. Casale, who left CHS in May 2017.

Effective for fiscal 2018, the Profit Sharing Plan goals will be based on an ROIC performance metric, as described under the heading “Annual Variable Pay” above.

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our LTIP. The purpose of the LTIP is to align long-term results with long-term performance goals, encourage our Named Executive Officers to maximize long-term value for our owners, and retain key executives. The LTIP consists of three-year performance periods to ensure consideration is made for our long-term sustainability with a new performance period beginning every year. Our Board of Directors approves the LTIP goals.

Awards from the LTIP are contributed to the CHS Deferred Compensation Plan (the "Deferred Compensation Plan") after the end of each performance period. These awards vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the LTIP are designed to help us retain key executives. Participants who leave CHS prior to retirement for reasons other than death or disability forfeit all unearned and unvested LTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the LTIP rules. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations.

For the 3-year LTIP period ending in fiscal 2017, the LTIP performance measure was based upon our ROAE during the period. Award opportunities for the fiscal 2015-2017 LTIP are expressed as a percentage of a participant’s average base salary for the three-year performance period. We must meet a three-year period threshold level of ROAE performance in order for any participant to earn an award payout under the 2015-2017 LTIP. As indicated in the below table, the threshold, target, maximum and superior performance maximum ROAE goals for the fiscal 2015-2017 performance period were 8%, 10%, 14% and 20%, respectively.

Performance Level	CHS Three Year ROAE	Percent of Target Award
Superior Performance Maximum	20%	400%
Maximum	14%	200%
Target	10%	100%
Threshold	8%	50%
Below Threshold	<8%	0%

For the fiscal 2015-2017 performance period, CHS achieved a three-year ROAE result of 5.5%. Because the 8.0% threshold ROAE was not achieved with respect to the fiscal 2015-2017 performance period, no awards relating to the fiscal 2015-2017 performance period were earned by any of the Named Executive Officers under the LTIP.

Details for fiscal 2017 awards associated with the fiscal 2017-2019 LTIP performance period are provided in the “2017 Grants of Plan-Based Awards” table.

Effective for the fiscal 2018-2020 performance period, the LTIP ROAE performance metric will be replaced with an ROIC performance metric. ROIC is defined as net operating profit after tax, divided by the sum of Funded Debt and Equity. For purposes of the fiscal 2018-2020 performance period, the term “Funded Debt” means the average of the funded debt at each of the beginning of fiscal year 2018 and the end of fiscal year 2020 and the term “Equity” means equity at the beginning of fiscal year 2018.

Other Compensation:

To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that is competitive to market, in November 2017, the Board of Directors approved a retention award for certain senior officers of the company, including each of the Named Executive Officers who both were active participants in the 2015-2017 LTIP, and who were active employees of the company on the date the award was approved. The potential award value is the percentage of base salary used for the 2015-2017 LTIP awards at the Threshold level, based on the participant’s job level as of the date the retention award was granted, and will be earned only if a participant continues active employment through January 1, 2020, or meets the limited pro ration criteria provided in the award.

Retirement Benefits:

We provide the following retirement and deferral programs to Named Executive Officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the "Pension Plan") is a tax-qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the Pension Plan after three years (depending on hire date) of vesting service. The Pension Plan provides for a lump sum payment of the participant’s account balance once the Named Executive Officer reaches normal retirement age (or, alternatively, for a monthly annuity for the Named Executive Officer’s lifetime if elected by the Named Executive Officer). Compensation and benefits are limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis.

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

The amount of pay credits added to a Named Executive Officer’s account each year is a percentage of the Named Executive Officer’s base salary and annual variable pay plus compensation reduction pursuant to the 401(k) Plan, and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31st of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

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

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

Because the Internal Revenue Code limits the benefits that may be paid from the Pension Plan and the 401(k) Plan, the CHS Inc. Supplemental Executive Retirement Plan (the "SERP") and the Deferred Compensation Plan were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the Deferred Compensation Plan that is excluded under the qualified retirement plan. All Named Executive Officers participate in the SERP. Participants in the plans are select management or highly compensated employees who have been designated as eligible by our CEO to participate.

Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Company contributions under the Pension Plan and 401(k) Plan are not eligible for pay credits.

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2017, of $29.6 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2017, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Skidmore and Ms. Cunningham participated in the elective portion of the Deferred Compensation Plan.

Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2017, of $132.1 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

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

Flexible Spending Accounts/Health Savings Accounts/Health Reimbursement Accounts

Named Executive Officers may participate in our Flexible Spending Account (FSA), Health Savings Account (HSA) or Health Reimbursement Account (HRA) on the same basis as other eligible full-time employees. The FSA and HSA provide Named Executive Officers an opportunity to pay for certain eligible medical expenses on a pretax basis. The HRA provides Named Executive Officers an opportunity to pay for certain eligible medical expenses incurred during the year on a pretax basis. Contributions to the FSA and HSA are made by the Named Executive Officer. Contributions to the HRA are made by us and are based on the medical option selected and range between $400 and $800.

Travel Assistance Program and Identity Theft Protection

Like other non-executive full-time employees, each of the Named Executive Officers is covered by our travel assistance program and identity theft protection program. The travel assistance program provides accidental death and dismemberment protection should a covered injury or death occur while on a business trip. The identity theft protection program provides credit monitoring and restoration services to protect against identity theft.

Additional Benefits:

Certain benefits such as executive physical and limited financial planning assistance are available to our Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to CHS.

Agreements with Named Executive Officers

On May 22, 2017, Mr. Debertin was elected as our President and CEO. In connection with Mr. Debertin’s election as President and CEO, the Company and Mr. Debertin entered into an employment agreement, dated as of May 22, 2017 (the Employment Agreement).
The Employment Agreement supersedes previous agreements we had with Mr. Debertin, including the April 6, 2015, Supplemental Project Milestone Incentive Plan with Mr. Debertin (the Supplemental Plan) pursuant to which Mr. Debertin was eligible to receive a cash award of up to $120,000 for each of the years ending August 31, 2015, 2016, 2017, and 2018, depending upon achievement of certain milestones with respect to new projects.

Pursuant to the terms of the Employment Agreement, Mr. Debertin is entitled to, among other things:

•	An annual base salary of $1,150,000, subject to increase by our Board of Directors from time to time;

•
A target annual incentive compensation award, beginning with fiscal 2017, of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on the achievement of performance targets set by our Board of Directors; and

•
A target long-term incentive compensation award of 150% of his average base salary during the three-year performance period applicable to that award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to that award.

The Employment Agreement provides that in the event of a restatement of our financial results due to material noncompliance with financial reporting requirements, if our Board of Directors determines in good faith that any compensation paid (or payable but not yet paid) to Mr. Debertin was awarded or determined based on that material noncompliance, then we are entitled to recover from him (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement.

The severance pay and benefits to which Mr. Debertin would be entitled if we terminated his employment without cause or, if he terminated his employment for “good reason” are described below under “Post Employment”.

In connection with the end of Mr. Casale’s employment with the Company, on May 22, 2017, the Company and Mr. Casale entered into a Separation Agreement, dated May 22, 2017 (the "Separation Agreement"). The Separation Agreement provides for the following severance pay and benefits, which were previously provided for in Mr. Casale’s September 1, 2016, Employment Agreement: (1) payment of 200% of Mr. Casale’s base salary, in the amount of $2,102,000, and 200% of Mr. Casale’s target annual incentive compensation award, in the amount of $3,153,000, to be paid on a determined schedule over two years if Mr. Casale is in compliance with the confidentiality, non-solicitation, non-competition, cooperation and non-disparagement covenants under the Separation Agreement, which are described below; and (2) welfare benefit continuation for 24 months. The Separation Agreement also provides for Mr. Casale to be paid $2,409,079 in recognition of earned but unvested long-term incentive compensation that was forfeited due to the end of his employment with CHS prior to vesting. Under the Separation Agreement, Mr. Casale is subject to two-year non-competition and non-solicitation covenants, as well as customary confidentiality, cooperation and non-disparagement covenants.

Mr. Skidmore, our Executive Vice President and Chief Financial Officer, joined us in August 2013 and the terms of his employment provided for certain payments to him in respect of compensation earned from his former employer during past periods but forfeited in order to accept employment with us due to vesting requirements and other restrictions. Specifically, Mr. Skidmore was entitled to receive three equal payments of $180,000 for forfeited restricted stock and three equal payments of $55,163 for forfeited incentives, which was paid as follows: the first payments within 30 days of his start date; the second payments within 30 days after the first anniversary of his start date and the third payments within 30 days after the second anniversary of his start date.

Mr. Zappa, our Executive Vice President and General Counsel, joined us in April 2015 and the terms of his employment provided for certain payments to him in respect of compensation earned from his former employer during past periods but forfeited in order to accept employment with us due to vesting requirements and other restrictions. Specifically, Mr. Zappa was entitled to receive three payments on the following schedule: $101,667 in April 2015; $101,667 in April 2016; and $101,667 in April 2017.

Shareholder Advisory Votes on Executive Compensation

We are not required to, and do not, conduct shareholder advisory votes on executive compensation under section 14A of the Securities Exchange Act of 1934.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) 1,2,3	Bonus ($) 2,4,5,6,7	Non-Equity Incentive Plan Compensation($) 1,2,8,9	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) 2,10	All Other Compensation($) 2,11-18	Total ($) 2
Jay Debertin President and Chief Executive Officer	2017	$815,365	$—	$862,500	$293,497	$41,611	$2,012,973
	2016	667,242	—	789,871	722,208	156,018	2,335,339
	2015	647,380	—	2,771,970	339,322	129,767	3,888,439
Timothy Skidmore Executive Vice President and Chief Financial Officer	2017	523,500	100,000	207,550	95,952	30,114	957,116
	2016	487,135	235,163	576,744	193,174	106,614	1,598,830
	2015	472,770	55,163	1,936,687	145,857	115,754	2,726,231
Shirley Cunningham Executive Vice President, Ag Business and Enterprise Strategy	2017	612,000	—	216,300	112,784	37,576	978,660
	2016	593,983	—	683,022	235,579	117,214	1,629,798
	2015	576,300	383,000	2,242,420	159,060	106,827	3,467,607
James Zappa Executive Vice President and General Counsel	2017	467,223	201,667	164,780	69,638	23,142	926,450
	2016	423,667	101,667	508,961	140,794	96,356	1,271,445

Darin Hunhoff Executive Vice President, Energy and Foods	2017	443,670	100,000	175,000	75,198	18,030	811,898

Carl Casale Former President and Chief Executive Officer	2017	902,516	—		218,833	1,805,399	2,926,748
	2016	1,040,667	—	2,200,094	748,200	302,659	4,291,620
	2015	1,010,000	—	7,243,499	486,832	294,525	9,034,856

_______________________________________

(1)
Amounts reflect the gross salary and non-equity incentive plan compensation, as applicable, and include any applicable deferrals. Mr. Skidmore deferred $52,350 in fiscal 2017, $249,224 in fiscal 2016 and $241,947 in fiscal 2015; Mr. Debertin deferred $893,546 in fiscal 2016 and $883,906 in fiscal 2015; and Ms. Cunningham deferred $100,000 in fiscal 2017, $852,078 in fiscal 2016 and $83,333 in fiscal 2015.

(2)
Information on Mr. Zappa includes compensation beginning in fiscal 2016, the first year in which he became a Named Executive Officer, and information on Mr. Hunhoff includes compensation beginning in fiscal 2017, the first year in which he became a Named Executive Officer.

(3)	Salary for Mr. Casale includes base pay and accrued paid time off that was paid upon his departure.

(4)
Includes payments to Mr. Skidmore of $100,000 in fiscal 2017, for providing additional strong leadership of and significant time commitment to the ongoing management of multiple business and financial challenges, all in addition to performing his regular Executive Vice President and Chief Financial Officer role, and $235,163 in fiscal 2016 and $55,163 in fiscal 2015, in each case, covering earned and forfeited compensation from previous employment.

(5)	Includes payment of $383,000 in fiscal 2015 to Ms. Cunningham covering earned and forfeited compensation from previous employment.

(6)
Includes payments to Mr. Zappa of $100,000, for providing additional strong leadership of and significant time commitment to the ongoing management of multiple business and governance challenges, all in addition to performing his regular Executive Vice President and General Counsel role, and $101,667, covering earned and forfeited compensation from previous employment, in 2017, and $101,667 in fiscal 2016, covering earned and forfeited compensation from previous employment.

(7)	Includes payment to Mr. Hunhoff of $100,000 in fiscal 2017 for taking on additional leadership roles in addition to performing his new role as Executive Vice President, Energy and Foods.

(8)	Amounts include annual variable pay awards and Long-term incentive awards.

The actual annual variable pay award value was as follows in fiscal 2017, 2016 and 2015, respectively: Mr. Debertin, $862,500, $0 and $915,217; Mr. Skidmore, $207,550, $0 and $668,367; Ms. Cunningham, $216,600, $0 and $786,214; Mr. Zappa, $164,780 and $0 (Mr. Zappa was not a Named Executive Officer in fiscal 2015); Mr. Hunhoff, $175,000 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016 or 2015); and Mr. Casale $0, $0 and $2,502,118.

The actual long-term incentive award value was as follows in fiscal 2017, 2016 and 2015, respectively: Mr. Debertin, $0, $789,871 and $1,736,753; Mr. Skidmore, $0, $576,744 and $1,268,320; Ms. Cunningham, $0, $683,022 and $1,456,205; Mr. Zappa, $0 and $508,961 (Mr. Zappa was not a Named Executive Officer in fiscal 2015); Mr. Hunhoff, $0 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016 or 2015); and Mr. Casale, $0, $2,200,094 and $4,741,381.

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

The aggregate change in the actuarial present value was as follows in fiscal 2017, 2016 and 2015, respectively: Mr. Debertin, $175,298, $617,456 and $244,472; Mr. Skidmore, $79,807, $176,801 and $136,385; Ms. Cunningham, $80,332, $217,137 and $159,060; Mr. Zappa, $69,638 and $140,794 (Mr. Zappa was not a Named Executive Officer in fiscal 2015); Mr. Hunhoff, $68,620 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016 and 2015); and Mr. Casale, $125,399, $626,792 and $374,796.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service (IRS) on applicable funds, and was as follows in fiscal 2017, 2016 and 2015, respectively: Mr. Debertin, $118,199, $104,752 and $94,850; Mr. Skidmore, $16,145, $16,373 and $9,472; Ms. Cunningham, $32,452, $18,442 and $0; Mr. Zappa, $0 and $0 (Mr. Zappa was not a Named Executive Officer in fiscal 2015); Mr. Hunhoff, $6,578 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016 or 2015); and Mr. Casale, $93,434, $121,408 and $112,036.

(11)
Amounts may include executive LTD paid by us, travel accident insurance, executive physical, contributions by us during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel and financial planning.

(12)	Includes fiscal 2017 executive LTD of $3,340 for all Named Executive Officers except Mr. Casale, and fiscal 2017 executive LTD of $2,535 for Mr. Casale.

(13)
Includes fiscal 2017 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $14,315; Mr. Skidmore, $7,945; Ms. Cunningham, $11,725; Mr. Zappa, $6,080; Mr. Hunhoff, $4,571; and Mr. Casale, $27,510.

(14)	Includes fiscal 2017 employer contribution to the 401(k) Plan: Mr. Debertin, $9,275; Mr. Skidmore, $9,275; Ms. Cunningham, $9,275; Mr. Zappa, $8,812; Mr. Hunhoff, $9,271; and Mr. Casale, $9,275.

(15)	Includes fiscal 2017 executive physicals for the following Named Executive Officers: Mr. Debertin, $2,721; Mr. Skidmore, $4,026; Ms. Cunningham, $4,171; Mr, Zappa, $4,409; and Mr. Casale, $4,119.

(16)	Includes fiscal 2017 executive financial planning for the following Named Executive Officers: Mr. Debertin, $820; Mr. Skidmore, $5,000; and Ms. Cunningham, $5,000.

(17)	Includes payment of $8,019 to Mr. Debertin in fiscal 2017 for reimbursement of legal services associated with the Employment Agreement.

(18)
Includes payment to Mr. Casale in fiscal 2017 of $1,761,666 pursuant to the terms of Mr. Casale’s Separation Agreement, which includes a legal fee allowance ($10,000) and the payment of the 1st of 3 installments for base salary and target annual incentive compensation ($1,751,666).

Agreements with Named Executive Officers

On May 22, 2017, we entered an Employment Agreement with Mr. Debertin our President and Chief Executive Officer. The Employment Agreement supersedes all previous agreements we had with Mr. Debertin. The Employment Agreement clearly defines the obligations of the parties thereto with respect to employment matters, as well as the compensation and benefits to be provided to Mr. Debertin upon termination of employment.

The Employment Agreement has an initial term of three years ending on August 31, 2020, provided that beginning on August 31, 2020, and on each anniversary date thereafter, the term will be automatically renewed for an additional one-year period unless either party notifies the other in writing, at least 120 days in advance of the relevant anniversary date, of its intent not to renew the agreement for the additional one-year period.

Pursuant to the terms of the Employment Agreement, Mr. Debertin is entitled to, among other things:

•	An annual base salary of $1,150,000, subject to increase by our Board of Directors from time to time;

•
A target annual incentive compensation award, beginning with fiscal 2017, of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on the achievement of performance targets set by our Board of Directors; and

•
A target long-term incentive compensation award of 150% of his average base salary during the three-year performance period applicable to that award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to that award opportunity.

The Employment Agreement provides that in the event of a restatement of our financial results due to material noncompliance with financial reporting requirements, if our Board of Directors determines in good faith that any compensation paid (or payable but not yet paid) to Mr. Debertin was awarded or determined based on that material noncompliance, then we are entitled to recover from him (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement.

The severance pay and benefits to which Mr. Debertin would be entitled if we terminated his employment without cause or, if he terminated his employment for “good reason” are described below under the heading “Post Employment”.

In connection with the end of Mr. Casale’s employment with the Company, on May 22, 2017, the Company and Mr. Casale entered into the Separation Agreement. Detail of Mr. Casale’s Separation Agreement are described below under the heading “Post Employment”.

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

Ms. Cunningham, our Executive Vice President, Ag Business and Enterprise Strategy, joined us in April 2013. The severance payments to which Ms. Cunningham will be entitled if we terminate her employment without cause or if she terminates her employment for “good reason” are described below under the heading “Post Employment”. Other details of Ms. Cunningham’s employment arrangement with us are described in “Compensation Discussion and Analysis” above.

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

2017 Grants of Plan-Based Awards

Estimated Future Payouts Under
Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jay Debertin	9-2-16(1)(2)	$235,900	$471,800	$943,600
	11-2-16(2)(3)	235,900	471,800	1,887,200
	11-2-16(4)	—	120,000	—
	5-22-17(5)	862,500	1,725,000	3,450,000
	5-22-17(6)	862,500	1,725,000	5,750,000
Timothy Skidmore	9-2-16(1)	172,200	344,400	688,800
	11-2-16(3)	172,200	344,400	1,377,600
Shirley Cunningham	9-2-16(1)	210,000	420,000	840,000
	11-2-16(3)	210,000	420,000	1,680,000
James Zappa	9-2-16(1)	149,800	299,600	599,200
	11-2-16(3)	149,800	299,600	1,198,400
Darin Hunhoff	9-2-16(1)(9)	83,000	166,000	332,000
	11-2-16(3)(9)	83,000	166,000	664,000
	5-22-17(7)	175,000	350,000	700,000
	5-22-17(8)	175,000	350,000	1,400,000
Carl Casale	9-2-16(1)	656,875	1,313,750	2,627,500
	11-2-16(3)	788,250	1,576,500	6,306,000
_______________________________________

(1)	Represents range of possible awards under our fiscal 2017 Annual Variable Pay Plan.

(2)	These grants were terminated when Mr. Debertin was elected President and CEO on May 22, 2017.

(3)
Represents range of possible awards under our LTIP for the fiscal 2017-2019 performance period. Goals are based on achieving a three-year ROAE of 5.5% threshold, 7.0% target and 9.0% maximum plus a potential award for superior 20% ROAE performance. Values displayed in the maximum column reflect 20% superior ROAE performance award potential. The 9.0% maximum performance award values are not listed in this table. Awards are earned over a three-year period and vest over an additional 28-month period.

(4)
Represents maximum fiscal 2017 annual award opportunity for Mr. Debertin under the Supplemental Plan, which Supplemental Plan and all applicable grants thereunder were terminated when Mr. Debertin was elected President and CEO on May 22, 2017.

(5)	Represents range of possible awards under our fiscal 2017 Annual Variable Pay Plan with respect to grants made to Mr. Debertin on May 22, 2017, at time of his promotion to President and CEO.

(6)
Represents range of possible awards under our LTIP for the fiscal 2017-2019 performance period with respect to grants made to Mr. Debertin on May 22, 2017, at time of his promotion to President and CEO.

(7)
Represents range of possible awards under our fiscal 2017 Annual Variable Pay Plan with respect to grants made to Mr. Hunhoff on May 22, 2017, at time of his promotion to Executive Vice President, Energy and Foods.

(8)
Represents range of possible awards under our LTIP for the fiscal 2017-2019 performance period with respect to grants made to Mr. Hunhoff on May 22, 2017, at time of his promotion to Executive Vice President, Energy and Foods.

(9)	These grants were terminated when Mr. Hunhoff was promoted to Executive Vice President, Energy and Foods on May 22, 2017.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under “Compensation Discussion and Analysis” above.

2017 Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Jay Debertin(1)	Pension Plan	33.2500	$926,327	$—
	SERP	33.2500	2,643,799	—
Timothy Skidmore	Pension Plan	4.0000	112,080	—
	SERP	4.0000	328,898	—
Shirley Cunningham	Pension Plan	4.3333	111,517	—
	SERP	4.3333	454,813	—
James Zappa	Pension Plan	1.3333	55,662	—
	SERP	1.3333	167,660	—
Darin Hunhoff	Pension Plan	25.2500	575,678	—
	SERP	25.2500	363,467	—
Carl Casale	Pension Plan	6.6667	145,050	133,868
	SERP	6.6667	2,108,513	—

(1)	Mr. Debertin is eligible for early retirement in both the Pension Plan and the SERP.

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

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 10, Benefit Plans, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K:

•	Discount rate of 3.75% for the Pension Plan and 3.38% for the SERP;

•	RP 2014 Mortality Table with a fully generational projection reflecting scale MP 2016 from 2006;

•
Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 65). The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance; and

•	Payments under the cash balance formula of the Pension Plan assume a lump sum payment. SERP benefits are payable as a lump sum.

The normal form of benefit for a single Named Executive Officer is a life only annuity, and for a married Named Executive Officer the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

All Named Executive Officers’ retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and the SERP, as described under “Compensation Discussion and Analysis” above.

2017 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($) 1	Registrant Contributions in Last Fiscal Year ($) 2	Aggregate Earnings in Last Fiscal Year ($) 3	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) 2,4
Jay Debertin	$—	$803,850	$661,205	$2,777,388	$14,191,782
Timothy Skidmore	52,350	584,502	293,140	686,378	3,642,097
Shirley Cunningham	100,000	694,471	205,025	1,416,939	3,919,746
James Zappa	—	514,898	72,769	—	664,164
Darin Hunhoff	—	265,221	329,013	216,030	2,549,270
Carl Casale	—	2,226,958	456,350	5,015,394	8,339,454

(1)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(2)
Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2017 based on fiscal 2016 results. These results are also included in amounts reported in the Summary Compensation Table: Mr. Debertin, $14,315; Mr. Skidmore, $7,945; Ms. Cunningham, $11,725; Mr. Zappa, $6,080; Mr. Hunhoff, $4,571; and Mr. Casale, $27,510.

(3)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in fiscal 2017 that are also reflected in the Summary Compensation Table: Mr. Debertin, $118,199; Mr. Skidmore, $16,145; Ms. Cunningham, $32,452; Mr. Zappa, $0; Mr. Hunhoff, $6,578; and Mr. Casale, $93,434.

(4)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from five market-based notional investments with a varying level of risk selected by us, and a fixed rate fund. The notional investment returns for fiscal 2017 were as follows: Vanguard Prime Money Market, 0.57%; Vanguard Life Strategy Income, 3.27%; Vanguard Life Strategy Conservative Growth, 6.68%; Vanguard Life Strategy Moderate Growth, 10.01%; Vanguard Life Strategy Growth, 13.48%; and the Fixed Rate was 4.00%.

Named Executive Officers may change their investment election daily. Payments of amounts deferred are made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death. Such payments would be made in a lump sum. In the event of retirement, the Named Executive Officer can elect to receive payments either in a lump sum or annual installments up to 10 years.

For a discussion of the material terms and conditions of the Deferred Compensation Plan, see “Compensation Discussion and Analysis” above.

Post Employment

Pursuant to the terms of his Employment Agreement, Mr. Debertin, our President and CEO, is entitled to severance in the event that his employment is terminated by us without cause or by him with “good reason.” Specifically, severance under the Employment Agreement would consist of:

•
The annual incentive compensation Mr. Debertin would have been entitled to receive for the year in which his termination occurred as if he had continued until the end of that fiscal year, determined based on our actual performance for that fiscal year relative to the performance goals applicable to Mr. Debertin (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through Mr. Debertin’s termination date and generally payable in a cash lump sum at the time that incentive awards are payable to other participants;

•
Two times Debertin’s base salary plus two times his target annual incentive compensation, payable in three equal installments with the first installment payable 60 days following termination and the second and third installments payable on the first and second anniversary dates of termination, respectively; and

•	Welfare benefit continuation for two years following termination.

Pursuant to the terms of Mr. Casale’s Separation Agreement, Mr. Casale, our former President and Chief Executive Officer, is entitled to the following payments:

•
Two times his previous annual base salary, for a total amount of $2,102,000, payable in three equal installments with the first installment payable 60 days following the date he ceased to be employed by CHS and the second and third installments payable on the first and second anniversary dates of the date he ceased to be employed by CHS, respectively, provided he remains in compliance with the confidentiality, non-solicitation, non-competition, cooperation and non-disparagement covenants under his Separation Agreement;

•
Two times his previous target annual incentive compensation, for a total amount of $3,153,000, payable in three equal installments with the first installment payable 60 days following the date he ceased to be employed by CHS and the second and third installments payable on the first and second anniversary dates of the date he ceased to be employed by CHS, respectively, provided he remains in compliance with the confidentiality, non-solicitation, non-competition, cooperation and non-disparagement covenants under his Separation Agreement;

•
Annual incentive compensation that Mr. Casale would have received if he had worked until the end of fiscal 2017 totaling $342,079 determined based on our actual performance for that fiscal year relative to the performance goals previously applicable to Mr. Casale (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through the date Mr. Casale ceased to be employed by CHS and generally payable in a cash lump sum at the time that the applicable incentive awards are payable to other plan participants;

•
Payment of $2,409,079, payable within 75 days after the six-month anniversary date of the date Mr. Casale ceased to be employed by CHS in recognition of the forfeiture by Mr. Casale of earned but unvested amounts (in the aggregate of $3,159,849, of which $2,409,079 would have vested in January 2018 and $750,770 would have vested in January 2019 had employment continued through those times) under the LTIP;

•	Accrued and unpaid base salary;

•	Accrued and unpaid vacation pay in the amount of $124,962 was paid to Mr. Casale as part of the next payroll following the date Mr. Casale ceased to be employed by CHS;

•	Legal fee allowance in the amount of $10,000 paid to Mr. Casale to cover the cost of negotiating the Separation Agreement; and

•	Welfare benefit continuation for two years following the date Mr. Casale ceased to be employed by CHS.

Mr. Skidmore’s employment term sheet with us provides for severance in the event his employment is terminated by us without cause, or by him with “good reason”, in the amount of one year of base pay and prorated annual variable pay, payable in a lump sum.

Ms. Cunningham’s employment term sheet with us provides for severance in the event her employment is terminated by us without cause, or by her with “good reason”, in the amount of one year of base pay and prorated annual variable pay, payable as a lump sum.

             Mr. Zappa’s employment term sheet with us provides for severance in the event his employment is terminated by us without cause, or by him with “good reason”, in the amount of one year of base pay and prorated annual variable pay, payable as a lump sum.

Mr. Hunhoff is covered by a broad-based employee severance program which provides a lump sum payment of two weeks of pay per year of service with a 12-month cap.

The Named Executive Officers’ severance pay would have been as follows had they been terminated by us without cause or terminated their employment for “good reason” as of the last business day of fiscal 2017:

Jay Debertin (1)(2)	$7,524,200
Timothy Skidmore (3)	1,008,100
Shirley Cunningham (3)	1,050,600
James Zappa (3)	800,360
Darin Hunhoff	500,000
Carl Casale (4)	5,780,539
_______________________________________

(1)	Includes the value of health and welfare insurance based on current monthly rates.

(2)
For purposes of calculating the prorated portion of Mr. Debertin's unpaid annual variable pay award for the fiscal year in which the termination occurred, assumes an annual variable pay award at target performance for the entire fiscal year.

(3)	Assumes an annual variable pay award at target performance for the entire fiscal year.

(4)	Details of these payments are set forth in the above details of Mr. Casale's Separation Agreement.

There are no other severance benefits offered to our Named Executive Officers, except for up to $5,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e. age and service) salaried employees.

Director Compensation

Overview

Our Board of Directors met 12 times during the year ended August 31, 2017. Through August 31, 2017, each director was provided annual compensation of $69,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, the First Vice Chairman, and the Secretary-Treasurer receiving additional annual compensation of $3,600 and all Board committee chairs receiving additional annual compensation of $6,000. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board is exempt from this limit.

Further, in an effort to align the interests of our Board of Directors and management, directors are eligible to participate in the Deferred Compensation Plan. Other than direct contributions, contributions to the Deferred Compensation Plan are made based on the Company's ROAE performance to align the interests of directors, management and member-owners. The ROAE performance targets are the same as described in the LTIP, historically resulting in Deferred Compensation Plan credits that escalate consistent with increasing ROAE performance levels, as detailed on the following pages.

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

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2017, of $8.7 million.

Directors serving as of September 1, 2005, and their eligible dependents, are eligible to participate in our medical, life, dental, vision and hearing plans. We will pay 100% of the medical premium for the director and their eligible dependents while active on the Board. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance with the premiums paid by us after they leave the Board, until they are eligible for Medicare. In the event a director’s coverage ends due to death or Medicare eligibility, we will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

New directors elected on or after December 1, 2006, and their eligible dependents, are eligible to participate in our medical, dental, vision and hearing plans. We will pay 100% of the premium for the director and eligible dependents while active on the Board. In the event a director leaves the Board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS
Up to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

In the event a director’s coverage ends due to death or Medicare eligibility, premiums for the eligible spouse and eligible dependents will be shared based on the same schedule until the spouse reaches Medicare age or upon death, if earlier.

Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly-elected directors, upon election to the Board. The deferral election must occur prior to the beginning of the calendar year in which the compensation will be earned. During fiscal 2017, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Erickson, Mr. Johnsrud, Mr. Knecht, Mr. Malesich and Mr. Riegel.

Benefits are funded in a Rabbi Trust. The amount of Deferred Compensation Plan Rabbi Trust reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

Each year we will credit an amount to each director’s retirement plan account under the Deferred Compensation Plan. For all years through fiscal 2019, the amount that could be credited was based on our cumulative ROAE performance over a three-year period as follows:

Amount Credited	ROAE Performance
$100,000 (Superior Performance)	20% Return on Assets
$50,000 (Maximum)	14% Return on Assets
$25,000 (Target)	10% Return on Assets
$12,500 (Minimum)	8% Return on Assets
$0	Below 8% Return on Assets

The fiscal 2017 credit to each director’s retirement plan account was determined based on the ROAE performance for fiscal years 2015, 2016 and 2017. Based on the determined actual ROAE performance during those years, no Company contribution was made to any director’s retirement plan account. Beginning in fiscal 2020, for the 2018-2020 three-year cycle, we will credit an amount to each director’s retirement plan account under the Deferred Compensation Plan based on an ROIC performance metric (as described under the heading “Long-Term Incentive Plan” above).

Upon leaving our Board of Directors during the fiscal year, a director’s credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join our Board of Directors during the fiscal year will receive credit for that partial fiscal year based on the actual ROAE or ROIC, as applicable, for that fiscal year, prorated from the first of the month following the month in which the director joins our Board of Directors, to the end of the fiscal year.

2017 Director Compensation

Name	Fees Earned or Paid in Cash ($) 1	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) 2	All Other Compensation ($) 3,4	Total ($)
Donald Anthony	$84,250	$2,844	$13,942	$101,036
Robert Bass	26,000	2,255	26,541	54,796
David Bielenberg	81,000	506	34,896	116,402
Clinton Blew	91,400	1,588	25,039	118,027
Dennis Carlson (5)	86,500	10,004	18,550	115,054
Curt Eischens	90,750	2,844	14,340	107,934
Jon Erickson	81,000	1,579	18,431	101,010
Mark Farrell	66,750	—	1,135	67,885
Steven Fritel	89,200	118	14,704	104,022
Alan Holm	92,000	356	9,816	102,172
David Johnsrud	77,400	659	14,630	92,689
David Kayser	91,500	2,844	25,198	119,542
Randy Knecht	69,250	2,330	15,792	87,372
Greg Kruger	81,500	2,844	14,652	98,996
Edward Malesich	54,250	1,647	14,204	70,101
Perry Meyer	97,250	536	14,116	111,902
Steve Riegel	86,000	1,109	14,474	101,583
Daniel Schurr	102,950	1,459	21,239	125,648
_______________________________________

(1)
Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Erickson, $6,000; Mr. Johnsrud, $22,000; Mr. Knecht, $15,000; Mr. Malesich $25,000; and Mr. Riegel, $2,000.

(2)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity - see above), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during fiscal 2017: Mr. Anthony, $2,844; Mr. Bass, $2,255; Mr. Bielenberg, $506; Mr. Blew, $1,588; Mr. Carlson, $2,844; Mr. Eischens, $2,844; Mr. Erickson, $1,579; Mr. Fritel, $118; Mr. Holm, $356; Mr. Johnsrud, $659; Mr. Kayser, $2,844; Mr. Knecht, $2,330; Mr. Kruger, $2,844; Mr. Malesich, $1,647; Mr. Meyer, $536; Mr. Riegel, $1,109; and Mr. Schurr, $1,459.

(3)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered.

Health care premiums paid for directors include: Mr. Farrell, $928; Mr. Holm, $9,076; Mr. Bielenberg, $11,298; Mr. Meyer, $13,216; Mr. Anthony, Mr. Eischens, Mr. Fritel, Mr. Johnsrud, Mr. Knecht, Mr. Malesich, and Mr. Riegel, $13,584; Mr. Kruger, $14,112; Mr. Carlson and Mr. Erickson, $16,808; Mr. Bass, $17,424; Mr. Schurr, $20,028; and Mr. Blew and Mr. Kayser, $24,488.

(4)	All other compensation includes fiscal 2017 director retirement plan Deferred Compensation Plan contributions for former directors, Mr. Bass, $8,333 and Mr. Bielenberg $20,833.

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

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee. The Governance Committee of our Board of Directors recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our CEO. Our CEO decides base compensation levels for the other Named Executive Officers with input from a third-party consultant if necessary, and recommends for our Board of Directors' approval the annual and long-term incentive plans applicable to the other Named Executive Officers.

During fiscal 2017, the members of the Governance Committee of our Board of Directors (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) were Messrs. Steve Riegel (chair), Dennis Carlson, Curt Eischens, Steve Fritel, David Johnsrud and Edward Malesich. During fiscal 2017, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on our Governance Committee or Board of Directors. None of the directors are, or have been, officers or employees of CHS.

See Item 13 of this Annual Report on Form 10-K for directors, including Messrs. Carlson, Eischens and Johnsrud, who were a party to related-person transactions.

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

Steve Riegel, Chairman
Dennis Carlson
Curt Eischens
Steve Fritel
David Johnsrud
Edward Malesich

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 20, 2017, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
Donald Anthony	—	*	—	*
Clinton J. Blew	—	*	—	*
Dennis Carlson	60	*	—	*
Curt Eischens	120	*	107	*
Jon Erickson	300	*	414	*
Mark Farrell	4,800	*	—	*
Steve Fritel	880	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
David Kayser	—	*	630	*
Randy Knecht (3)	916	*	229	*
Gregory Kruger	—	*	—	*
Edward Malesich	—	*	—	*
Perry Meyer (3)	120	*	—	*
Steve Riegel	245	*	88	*
Daniel Schurr	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
Shirley Cunningham	—	*	—	*
Darin Hunhoff	596	*	—	*
Timothy Skidmore (3)	—	*	5,512	*
James Zappa	—	*	—	*
Carl M. Casale (4)	—	*	7,114	*
All other executive officers	—	*	—	*
Directors and executive officers as a group	9,237	*	8,630	*
_______________________________________

(1)	As of September 15, 2017, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)
As of October 20, 2017, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2017, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 are shown below.

Name	Transactions with CHS	Patronage Dividends
Donald Anthony	$197,761	$229
Dennis Carlson	437,907	1,908
Curt Eischens	263,701	408
Jon Erickson	605,318	5,787
David Johnsrud	2,373,532	7,926
David Kayser	890,287	8,222

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

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members (presently, one seat remains open). Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting of members. Nominations for director elections are made by the members at the region caucuses at our annual meeting of members. Neither the Board of Directors, nor management of CHS participates in the nomination process. Accordingly, we have no nominating committee.

The following directors satisfy the definition of director independence set forth in the rules of the Stock Market ("NASDAQ"):

Donald Anthony	Steve Fritel	Edward Malesich
Clinton J. Blew	Alan Holm	Perry Meyer
Dennis Carlson	David Kayser	Steve Riegel
Jon Erickson	Randy Knecht	Daniel Schurr
Mark Farrell	Greg Kruger

Further, although we do not need to rely upon an exemption for the Board of Directors as a whole, we are exempt pursuant to the NASDAQ rules from the NASDAQ director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The NASDAQ exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent. All of the members of our Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) are independent other than Curt Eischens and David Johnsrud.

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

Board of Directors Role in Risk Oversight

It is senior management’s responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and, where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly identified multiple broad categories of risk exposure, each of which could impact operations and affect results at an enterprise level. Each such significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. As additional areas of risk are identified our Board of Directors and/or a committee of the Board provides review and oversight of management's actions to identify, assess, and manage that risk. We continue to develop a formal Enterprise Risk Management program intended to support integration of the risk assessment and management discipline and controls into major decision making and business processes. The Corporate Risk Committee is involved in developing and approving the Enterprise Risk Management framework, and is responsible for evaluating its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2017, and 2016:

	2017	2016
	(Dollars in thousands)
Audit Fees (1)	$4,408	$4,416
Audit-related Fees (2)	546	746
Tax Fees (3)	84	166
All Other Fees (4)	1	19
Total	$5,039	$5,347
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits, due diligence on acquisitions and internal control and system audit procedures.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

(4)	Includes fees related to other professional services performed for international entities.

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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses *	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2017	$163,644	$191,581	$(129,499)	$225,726
2016	106,445	65,725	(8,526)	163,644
2015	103,639	8,132	(5,326)	106,445

Valuation Allowance for Deferred Tax Assets
2017	$194,277	$112,899	$(22,460)	$284,716
2016	98,023	120,300	(24,046)	194,277
2015	111,509	21,884	(35,370)	98,023

Reserve for Supplier Advance Payments
2017	$—	$130,705	$—	$130,705

*net of reserve adjustments

(a)(3) EXHIBITS

EXHIBIT INDEX

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015).(**)(***)

3.1	Amended and Restated Articles of Incorporation of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 5, 2016).
3.2	Amended and Restated Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 5, 2016).
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

4.5	Resolution Amending the Terms of the 8% Cumulative Redeemable Preferred Stock to Provide for Call Protection. (Incorporated by reference to our Current Report on Form 8-K, filed July 19, 2013).
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

10.1A	Separation Agreement between CHS Inc. and Carl M. Casale dated and effective May 22, 2017. (Incorporated by reference to our Current Report on Form 8-K, filed May 22, 2017).(+)
10.1B
Change in Control Agreement between CHS Inc. and Carl M. Casale dated April 7, 2016, effective September 1, 2016. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 29, 2016, filed April 11, 2016). (+)

10.2	Employment Agreement between CHS Inc. and Jay D. Debertin dated and effective May 22, 2017. (Incorporated by reference to our Current Report on Form 8-K, filed May 22, 2017).(+)
10.3
CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (file No. 333-190019), filed September 3, 2013). (+)

10.3A	Amendment No. 1 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016). (+)
10.3B
Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)

10.4	CHS Inc. 2017 Annual Variable Pay Plan Master Plan Document (*)(+)
10.4A	CHS Inc. 2017 Annual Variable Pay Plan Appendix A, Plan Details (*)(+)
10.4B	CHS Inc. 2017 Annual Variable Pay Plan Appendix B, Plan Modification (*)(+)
10.5	CHS Inc. Long-Term Incentive Plan XIV Master Plan Document (2014-2016). (*)(+)
10.5A	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2014-2016) (*)(+)
10.5B	CHS Inc. Long-Term Incentive Plan XIV Master Plan Document (2015-2017). (*)(+)
10.5C	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2015-2017) (*)(+)
10.5D	CHS Inc. Long-Term Incentive Plan XIV Master Plan Document (2016-2018). (*)(+)
10.5E	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2016-2018)(*)(+)
10.5F	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2017-2019)(*)(+)
10.5G	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2018-2020)(*)(+)
10.6	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.7A	Amendment No. 1 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.7B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.8	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.12	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K, filed September 22, 2004).
10.13	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.13A	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)
10.13B	Amendment No. 2 to the CHS Inc. Deferred Compensation Plan (2015 Restatement).(*)(+)
10.14	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
10.15
New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.16	CHS Inc. Strategic Leadership Team Retention Award. (*)(+)
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

10.19	Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007. (Incorporated by reference to our Current Report on Form 8-K filed October 4, 2007).
10.19A
Amendment No. 2 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.20
Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O’Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2007, filed November 20, 2007).

10.21
$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10.21A
First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.21B
Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.21C
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

10.22
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.22A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.22B
Amendment No. 2 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.22C
Amendment No. 3 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.22D
Amendment No. 4 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.23
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and GROWMARK, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.24
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and MFA Oil Company. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.25
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.26	Note Purchase Agreement between CHS Inc. and certain accredited investors ($500,000,000) dated as of June 9, 2011. (Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).
10.26A
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

10.27A
Amendment No. 1 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated April 30, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.27B
Amendment No. 2 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 31, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.27C
Amendment No. 3 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated July 24, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.27D
Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.27E
Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

10.28	Resolutions Amending the Long-Term Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K, filed September 3, 2013). (+)
10.29
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

10.29A
First Amendment to Pre-Export Credit Agreement dated as of October 9, 2015, among CHS Agronegocio Industria e Comercio Ltda., as borrower, CHS Inc., as guarantor, Credit Agricole Corporate and Investment Bank, as administrative agent, and the lenders party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.30
Amended and Restated Supply Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Nitrogen LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (***)

10.31
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

10.32A
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

10.33
Note Purchase Agreement, dated as of January 14, 2016, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2016).

10.34
Sale and Contribution Agreement, dated as of July 22, 2016, by and among CHS Inc., CHS Capital, LLC and Cofina Funding, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.34A
Omnibus Amendment No. 1, dated as of February 14, 2017, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, and U.S. Bank National Association, as custodian. (Incorporated by reference to our Current Report on 8-K, filed February 15, 2017).

10.34B
Omnibus Amendment No. 2, dated as of July 18, 2017, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, and U.S. Bank National Association, as custodian. (*)

10.35
Receivables Financing Agreement dated July 22, 2016, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.35A
Amended and Restated Receivables Purchase Agreement dated July 18, 2017, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (*)

10.36
Payoff and Termination Agreement dated July 22, 2016, by and among CHS Inc., Cofina Funding, LLC, CHS Capital, LLC, Niew Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A., Victory Receivables Corporation, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and U.S. Bank N.A. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.37
Reaffirmation of Performance Guaranty dated July 18, 2017, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Niew Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (*)

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
101
The following financial information from CHS Inc.’s Annual Report on Form 10-K for the year ended August 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements. (*)

_______________________________________
(*)    Filed herewith.

(**)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CHS hereby undertakes to furnish supplemental copies of any of the omitted schedules to the U.S. Securities and Exchange Commission upon request.

(***)	Portions of Exhibits 2.1 and 10.30 have been omitted pursuant to a confidential treatment order under the Securities Exchange Act of 1934.
(+)    Indicates management contract or compensatory plan or agreement.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

(c) SCHEDULES

None.

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2017.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 9, 2017:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Timothy Skidmore	Executive Vice President and Chief Financial Officer (principal financial officer)
Timothy Skidmore

/s/ Jean Briand	Senior Vice President Finance & Chief Accounting Officer (principal accounting officer)
Jean Briand

*	Chairman of the Board of Directors
Daniel Schurr

*	Director
Donald Anthony

*	Director
Clinton J. Blew

*	Director
Dennis Carlson

*	Director
Curt Eischens

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Steve Fritel

*	Director
Alan Holm

*	Director
David Johnsrud

*	Director
David Kayser

*	Director
Randy Knecht

*	Director
Greg Kruger

*	Director
Edward Malesich

*	Director
Perry Meyer

*	Director
Steve Riegel

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Members and Patrons of CHS Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CHS Inc. and its subsidiaries as of August 31, 2017, and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 9, 2017

Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS

	August 31
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$181,379	$279,313
Receivables	1,869,632	2,880,763
Inventories	2,576,585	2,370,699
Derivative assets	232,017	543,821
Margin deposits	206,062	310,276
Supplier advance payments	249,234	347,600
Other current assets	299,618	202,708
Total current assets	5,614,527	6,935,180
Investments	3,750,993	3,795,976
Property, plant and equipment	5,356,434	5,488,323
Other assets	1,251,802	1,092,656
Total assets	$15,973,756	$17,312,135
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,988,215	$2,731,479
Current portion of long-term debt	156,345	214,329
Customer margin deposits and credit balances	157,914	208,991
Customer advance payments	413,163	412,823
Accounts payable	1,951,292	1,819,049
Derivative liabilities	316,018	513,599
Accrued expenses	437,527	422,494
Dividends and equities payable	12,121	198,031
Total current liabilities	5,432,595	6,520,795
Long-term debt	2,023,448	2,082,876
Deferred tax liabilities	333,221	487,762
Other liabilities	278,667	354,452
Commitments and contingencies (Note 14)
Equities:
Preferred stock	2,264,038	2,244,132
Equity certificates	4,341,649	4,237,174
Accumulated other comprehensive loss	(183,670)	(211,726)
Capital reserves	1,471,217	1,582,380
Total CHS Inc. equities	7,893,234	7,851,960
Noncontrolling interests	12,591	14,290
Total equities	7,905,825	7,866,250
Total liabilities and equities	$15,973,756	$17,312,135

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31
	2017	2016	2015
	(Dollars in thousands)
Revenues	$31,934,751	$30,347,203	$34,582,442
Cost of goods sold	30,985,510	29,387,910	33,091,676
Gross profit	949,241	959,293	1,490,766
Marketing, general and administrative	604,359	601,261	642,309
Reserve and impairment charges	456,679	47,836	133,045
Operating earnings (loss)	(111,797)	310,196	715,412
(Gain) loss on investments	4,569	(9,252)	(5,239)
Interest expense	171,239	113,704	70,659
Other (income) loss	(95,415)	(38,357)	(10,326)
Equity (income) loss from investments	(137,338)	(175,777)	(107,850)
Income (loss) before income taxes	(54,852)	419,878	768,168
Income tax expense (benefit)	(182,075)	(4,091)	(12,165)
Net income (loss)	127,223	423,969	780,333
Net income (loss) attributable to noncontrolling interests	(634)	(223)	(712)
Net income (loss) attributable to CHS Inc.	$127,857	$424,192	$781,045

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended August 31
	2017	2016	2015
	(Dollars in thousands)
Net income (loss)	$127,223	$423,969	$780,333
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $18,688, $3,903 and $(12,726) in 2017, 2016, and 2015, respectively	30,100	6,583	(19,877)
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $2,732, $947 and $(154) in 2017, 2016, and 2015, respectively	4,385	1,500	(242)
Cash flow hedges, net of tax expense (benefit) of $1,392, $(2,410) and $(1,607) in 2017, 2016, and 2015, respectively	2,242	(3,872)	(2,602)
Foreign currency translation adjustment, net of tax expense (benefit) of $214, $1,163 and $4,057 in 2017, 2016, and 2015, respectively	(8,671)	(1,730)	(34,729)
Other comprehensive income (loss), net of tax	28,056	2,481	(57,450)
Comprehensive income	155,279	426,450	722,883
Less comprehensive income attributable to noncontrolling interests	(634)	(223)	(712)
Comprehensive income attributable to CHS Inc.	$155,913	$426,673	$723,595

The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	For the Years Ended August 31, 2017, 2016, and 2015
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2014	$3,508,473	$23,256	$284,699	$1,190,177	$(156,757)	$1,598,660	$18,336	$6,466,844
Reversal of prior year patronage and redemption estimates	(267,088)		(148,579)			810,641		394,974
Distribution of 2014 patronage refunds	402,560		147,710			(821,496)		(271,226)
Redemptions of equities	(127,707)	(199)	(1,021)			20		(128,907)
Equities issued	12,365			977,363				989,728
Preferred stock dividends						(145,723)		(145,723)
Other, net	(2,723)		119			6,967	(6,098)	(1,735)
Net income (loss)						781,045	(712)	780,333
Other comprehensive income (loss), net of tax					(57,450)			(57,450)
Estimated 2015 patronage refunds	375,267					(625,444)		(250,177)
Estimated 2015 equity redemptions	(107,250)							(107,250)
Balances, August 31, 2015	3,793,897	23,057	282,928	2,167,540	(214,207)	1,604,670	11,526	7,669,411
Reversal of prior year patronage and redemption estimates	(268,017)					625,444		357,427
Distribution of 2015 patronage refunds	375,506					(627,246)		(251,740)
Redemptions of equities	(22,948)	(143)	(820)					(23,911)
Equities issued	23,258							23,258
Capital equity certificates exchanged for preferred stock	(76,756)			76,756				—
Preferred stock dividends						(164,207)		(164,207)
Other, net	(1,248)	(20)	(341)	(164)		(1,505)	2,987	(291)
Net income (loss)						424,192	(223)	423,969
Other comprehensive income (loss), net of tax					2,481			2,481
Estimated 2016 patronage refunds	167,381					(278,968)		(111,587)
Estimated 2016 equity redemptions	(58,560)							(58,560)
Balances, August 31, 2016	3,932,513	22,894	281,767	2,244,132	(211,726)	1,582,380	14,290	7,866,250
Reversal of prior year patronage and redemption estimates	(108,821)					278,968		170,147
Distribution of 2016 patronage refunds	153,589					(257,468)		(103,879)
Redemptions of equities	(35,041)	(389)	(1,960)					(37,390)
Equities issued	3,194							3,194
Capital equity certificates redeemed with preferred stock	(19,985)			19,960		25		—
Preferred stock dividends						(139,759)		(139,759)
Other, net	(9,023)	7,331	(753)	(54)		5,547	(1,065)	1,983
Net income (loss)						127,857	(634)	127,223
Other comprehensive income (loss), net of tax					28,056			28,056
Estimated 2017 patronage refunds			126,333			(126,333)		—
Estimated 2017 equity redemptions	(10,000)							(10,000)
Balances, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(183,670)	$1,471,217	$12,591	$7,905,825
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$127,223	$423,969	$780,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	480,223	447,492	355,422
Amortization of deferred major repair costs	67,058	73,483	45,953
(Income) loss from equity investments	(137,338)	(175,777)	(107,850)
Distributions from equity investments	213,352	178,464	80,917
Unrealized (gain) loss on crack spread contingent liability	(15,051)	(60,931)	(36,310)
Provision for doubtful accounts	177,969	57,200	2,806
Long-lived asset impairments	145,042	27,247	103,723
Reserve against supplier advance payments	130,705	—	—
Deferred taxes	(175,914)	(24,178)	30,304
Other, net	24,044	(15,444)	(21,943)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	121,630	46,405	314,313
Inventories	(293,549)	338,662	71,073
Derivative assets	126,824	(20,257)	100,715
Margin deposits	104,214	(37,115)	(8,534)
Supplier advance payments	(34,583)	44,047	3,127
Other current assets and other long-term assets	(66,119)	120,993	(87,426)
Customer margin deposits and credit balances	(50,920)	20,841	(106,788)
Customer advance payments	(528)	5,664	(223,463)
Accounts payable and accrued expenses	197,445	(129,259)	(558,120)
Derivative liabilities	(183,287)	36,283	(134,033)
Other liabilities	(25,446)	(94,291)	(34,209)
Net cash provided by (used in) operating activities	932,994	1,263,498	570,010
Cash flows from investing activities:
Acquisition of property, plant and equipment	(444,397)	(692,780)	(1,186,790)
Expenditures for major repairs	(2,340)	(19,610)	(201,688)
Investments in joint ventures and other	(16,645)	(2,855,218)	(64,259)
Changes in CHS Capital notes receivable, net	322	(209,902)	(188,183)
Financing extended to customers	(67,225)	(82,302)	(39,995)
Payments from customer financing	88,154	35,188	42,776
Business acquisitions, net of cash acquired	(3,674)	(11,890)	(305,213)
Other investing activities, net	40,764	89,543	34,684
Net cash provided by (used in) investing activities	(405,041)	(3,746,971)	(1,908,668)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	37,295,236	31,586,968	8,954,420
Payments on lines of credit, long term-debt and capital lease obligations	(37,580,959)	(29,232,842)	(9,141,240)
Mandatorily redeemable noncontrolling interest payments	—	(153,022)	(65,981)
Preferred stock issued	—	—	1,010,000
Preferred stock dividends paid	(167,642)	(163,324)	(133,710)
Redemptions of equities	(35,268)	(23,911)	(128,907)
Cash patronage dividends paid	(103,879)	(251,740)	(271,226)
Other financing activities, net	(28,681)	52,067	(69,528)
Net cash provided by (used in) financing activities	(621,193)	1,814,196	153,828
Effect of exchange rate changes on cash and cash equivalents	(4,694)	(5,223)	5,436
Net increase (decrease) in cash and cash equivalents	(97,934)	(674,500)	(1,179,394)
Cash and cash equivalents at beginning of period	279,313	953,813	2,133,207
Cash and cash equivalents at end of period	$181,379	$279,313	$953,813
The accompanying notes are an integral part of the consolidated financial statements.
CHS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

CHS Inc. ("CHS", "we", "us", "our") is the nation’s leading integrated agricultural cooperative. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives ("members") across the United States. We also have preferred stockholders that own shares of our various series of preferred stock, which are each listed on the Global Select Market of the NASDAQ Stock Market LLC ("NASDAQ"). See Note 9, Equities for more detailed information.

We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including member and other non-member customers), both domestic and international. Those products and services include initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products; as well as agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products, and ethanol production and marketing. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting.

Basis of Presentation

The consolidated financial statements include the accounts of CHS and all wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany transactions have been eliminated.

The Consolidated Statements of Operations include a separate line called “Reserve and impairment charges” for the twelve months ended August 31, 2017, 2016, and 2015, due to the materiality of certain charges incurred during the twelve months ended August 31, 2017. The charges relate to reserves recorded as a result of a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law, intangible and fixed asset impairment charges associated with our Ag segment, a fixed asset impairment charge related to an asset in our Energy segment and all bad debt and loan loss reserve charges. Prior year information has been revised to conform to the current presentation. See additional information related to the reserves and impairment charges in Note 2, Receivables, Note 5, Property, Plant and Equipment, and Note 6, Other Assets.

The notes to our consolidated financial statements refer to our Energy, Ag, Nitrogen Production and Foods reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment resulted from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen") in February 2016. The Foods segment resulted from our investment in Ventura Foods, LLC ("Ventura Foods") becoming a significant operating segment in fiscal 2016. See Note 11, Segment Reporting for more information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The fair value of cash and cash equivalents approximates the carrying value because of the short maturity of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are stated at net realizable value. These inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the net realizable value of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

All other inventories are stated at the lower of cost or net realizable value. Costs for inventories produced or modified by us through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at our points of sale. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of non-grain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods.

Derivative Financial Instruments and Hedging Activities

We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural commodity prices and freight costs, and to a lesser degree, foreign currency exchange rates and interest rates. Except for certain interest rate swap contracts, which are accounted for as cash flow hedges or fair value hedges, our derivative instruments represent economic hedges of price risk for which hedge accounting under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, is not applied. Rather, the derivative instruments are recorded on our Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Consolidated Statements of Operations. See Note 12, Derivative Financial Instruments and Hedging Activities and Note 13, Fair Value Measurements for additional information.

Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet - Offsetting.

Margin Deposits

Many of our derivative contracts with futures and options brokers require us to make margin deposits of cash or other assets. Subsequent margin deposits may also be necessary when changes in commodity prices result in a loss on the contract value, to comply with applicable regulations. Our margin deposit assets are held by external brokers in segregated accounts to support the associated derivative contracts and may be used to fund or partially fund the settlement of those contracts as they expire. Similar to our derivative financial instruments, margin deposits are also reported on a gross basis.

Supplier Advance Payments

Supplier advance payments are typically for periods less than 12 months and primarily include amounts paid for in-transit grain purchases from suppliers and amounts paid to crop nutrient suppliers to lock in future supply and pricing.

Investments

The equity method of accounting is used for joint ventures and other investments in which we are able to exercise significant influence over the entity’s operations, but do not have a controlling interest in the entity. Various factors are considered when assessing significant influence, including our ownership interest, representation on the Board of Directors, voting rights, and the impact of commercial arrangements that may exist with the entity. Our equity in the income or loss of these equity method investments is recorded within Equity (income) loss from investments in the Consolidated Statements of Operations. We account for our investment in CF Nitrogen, LLC using the hypothetical liquidation at book value method which is discussed further in Note 4, Investments.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets (generally 15 to 20 years for land improvements; 20 to 40 years for buildings; 5 to 20 years for machinery and equipment; and 3 to 10 years for office and other). Expenditures for maintenance and minor repairs and renewals are expensed, while the costs for major maintenance activities are capitalized and amortized on a straight-line basis over the period estimated to lapse until the next major maintenance activity occurs. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

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

We have asset retirement obligations with respect to certain of our refineries and other assets due to various legal obligations to clean and/or dispose of the component parts at the time they are retired. In most cases, these assets can be used for extended and indeterminate periods of time, if they are properly maintained and/or upgraded. It is our practice and current intent to maintain refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe our refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or other asset, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that future cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included in other assets (long-term) on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. Goodwill is tested for impairment at the reporting unit level, which has been determined to be our operating segments or one level below our operating segments in certain instances. During the fourth quarter of fiscal year 2017, we voluntarily changed our annual goodwill impairment testing date from May 31 to July 31. We believe this change in the method of applying an accounting principle is preferable as the change better aligns our annual impairment testing procedures with year-end financial reporting and the annual long-range plan and forecasting process. In connection with the change in the annual goodwill impairment testing date, we performed the annual goodwill impairment testing procedures as of both May 31, 2017, and July 31, 2017, and no impairments were identified. This change did not accelerate, delay, avoid, or cause an impairment charge, nor did this change result in adjustments to previously issued financial statements. The change will be applied prospectively.

Other intangible assets consist primarily of customer lists, trademarks and non-compete agreements. Intangible assets subject to amortization are expensed over their respective useful lives, which generally range from 2 to 30 years. We have no material intangible assets with indefinite useful lives. See Note 6, Other Assets for more information on goodwill and other intangible assets.

We made acquisitions during the three years ended August 31, 2017, which were accounted for using the acquisition method of accounting. Operating results for these acquisitions were included in our consolidated financial statements beginning on the respective acquisition dates. The respective purchase prices were preliminarily allocated to the assets, liabilities and identifiable intangible assets acquired based upon the acquisition-date fair values. Any excess purchase price over the fair values of the acquired net assets acquired was recognized as goodwill. See Note 17, Acquisitions for more information on acquisition activity.

Revenue Recognition

We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Sales are generally recognized upon transfer of title, which could occur either upon shipment to or receipt by the customer, depending upon the terms of the transaction. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues and the related costs are included in cost of goods sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments within this ASU eliminate Step 2 of the goodwill impairment test, which requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended standard, goodwill impairment is instead measured using Step 1 of the goodwill impairment test with goodwill impairment being equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We elected to early adopt ASU No. 2017-04 during the second quarter of fiscal 2017. The amendments have been applied to the annual goodwill impairment testing performed as of May 31, 2017, and July 31, 2017, and will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU No. 2015-15 was effective immediately. At August 31, 2016, we had unamortized deferred financing costs related to our line of credit arrangements, and we will continue to present debt issuance costs related to line of credit arrangements in other assets in our Consolidated Balance Sheets.

Not Yet Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and make certain improvements to simplify the application of the hedge accounting guidance. The amendments in this ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. Entities are required to apply this ASU's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. This ASU requires that the service cost component should be included in the same income statement line item as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic benefit cost should be presented in the income statement separately outside of operating income if that subtotal is presented. Additionally, only service cost may be capitalized in assets. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued or made available for issuance. The guidance on the presentation of the components of net periodic benefit cost in the income statement should be applied retrospectively and the guidance regarding the capitalization of the service cost component in assets should be applied prospectively. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments within this ASU narrow the existing definition of a business and provide a more robust framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business impacts various areas of accounting, including acquisitions, disposals and goodwill. Under the new guidance, fewer acquisitions are expected to be considered businesses. This ASU is effective for us beginning September 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted and the guidance should be applied prospectively to transactions following the adoption date. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted, including in an interim period. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this amended guidance is not expected to have a material impact on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce existing diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The adoption of this amended guidance is not expected to have a material impact on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. Entities are required to apply this ASU’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840 - Leases. The amendments within this ASU introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. This ASU does not make fundamental changes to existing lessor accounting; however, it does modify what constitutes a sales-type or direct financing lease and the related accounting, and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09. The guidance also eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. Entities are required to apply this ASU’s provisions using a modified retrospective approach at the beginning of the earliest comparative period presented in the year of adoption. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments within this ASU, as well as within additional clarifying ASUs issued by the FASB, provide a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance includes a five-step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. The new revenue recognition guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We have completed an initial assessment of our revenue streams and do not believe that the new revenue recognition guidance will have a material impact on our consolidated financial statements. Certain revenue streams are expected to fall within the scope of the new revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognition guidance; however, a substantial portion of our revenue falls outside the scope of the new revenue recognition guidance and will continue to follow existing guidance, primarily ASC 815, Derivatives and Hedging. We are continuing to evaluate the impact of the new revenue recognition guidance, including potential changes to business practices and/or contractual terms for in scope revenue streams, as well as the scope of expanded disclosures related to revenue. We expect to complete our final evaluation and implementation of the new revenue recognition guidance throughout fiscal 2018, which will allow us to adopt ASU No. 2014-09 and the related ASUs on September 1, 2018, in the first quarter of fiscal 2019, using the modified retrospective method.

Note 2        Receivables

Receivables as of August 31, 2017, and 2016, are as follows:

	2017	2016
	(Dollars in thousands)
Trade accounts receivable	$1,234,500	$1,804,646
CHS Capital short-term notes receivable	164,807	858,805
Deferred purchase price receivable	202,947	—
Other	493,104	380,956
	2,095,358	3,044,407
Less allowances and reserves	225,726	163,644
Total receivables	$1,869,632	$2,880,763

Trade Accounts

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economic status of, our customers. Receivables from related parties are disclosed in Note 16, Related Party Transactions.

During the third quarter of fiscal 2017, a trading partner of ours in Brazil entered bankruptcy-like proceedings under Brazilian law, resulting in a $98.7 million increase to our accounts receivable reserve. We also recorded a reserve of approximately $130.7 million related to supplier advance payments held by this trading partner, which is included in supplier advance payments in the Consolidated Balance Sheets. We have initiated efforts to recover these losses; however, as such actions are in the early stages and are considered neither probable nor estimable, no recoveries have been recorded as of the date of this Annual Report on Form 10-K.

CHS Capital

Notes Receivable

CHS Capital, our wholly-owned subsidiary, has short-term notes receivable from commercial and producer borrowers. The short-term notes receivable have maturity terms of 12 months or less and are reported at their outstanding unpaid principal balances, adjusted for the allowance of loan losses, as CHS Capital has the intent and ability to hold the applicable loans for the foreseeable future or until maturity or pay-off. The carrying value of CHS Capital short-term notes receivable approximates fair value, given the notes' short duration and the use of market pricing adjusted for risk.

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

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $17.0 million and $322.4 million at August 31, 2017, and 2016, respectively. The long-term notes receivable are included in Other assets on our Consolidated Balance Sheets. As of August 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2017, and 2016, the commercial notes represented 17% and 26%, respectively, and the producer notes represented 83% and 74%, respectively, of the total CHS Capital notes receivable.

The decrease in short-term and long-term notes receivable is the result of the activities in the Troubled Debt Restructurings and Sale of Receivables sections described below.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2017, CHS Capital's customers have additional available credit of $966.6 million.

Allowance for Loan Losses and Impairments

CHS Capital maintains an allowance for loan losses which is the estimate of potential incurred losses inherent in the loans receivable portfolio. In accordance with FASB ASC 450-20, Accounting for Loss Contingencies, and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the allowance for loan losses consists of general and specific components. The general component is based on historical loss experience and qualitative factors addressing operational risks and industry trends. The specific component relates to loans receivable that are classified as impaired. Additions to the allowance for loan losses are reflected within reserve and impairment charges in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance. Recoveries of previously charged off amounts increase the allowance for loan losses. The amount of CHS Capital notes that were past due was not significant at any reporting date presented. Specific and general loan loss reserves related to CHS Capital totaled $4.2 million and $45.8 million as of August 31, 2017, and August 31, 2016, respectively. The reduction in the reserve is related to the single producer borrower agreement and the sale of receivables, which are discussed in the Troubled Debt Restructurings and Sale of Receivables sections below.
Interest Income

Interest income is recognized on the accrual basis using a method that computes simple interest daily. The accrual of interest on commercial loans receivable is discontinued at the time the commercial loan receivable is 90 days past due unless the credit is well-collateralized and in process of collection. Past due status is based on contractual terms of the loan. Producer loans receivable are placed in non-accrual status based on estimates and analysis due to the annual debt service terms inherent to CHS Capital’s producer loans. In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

Troubled Debt Restructurings

A restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor for economic reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals, or the acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans.

As of August 31, 2016, a single producer borrower accounted for 20% of the total outstanding CHS Capital notes receivable. During the third quarter of fiscal 2017, CHS Capital concluded a transaction with the single producer borrower whereby CHS Capital obtained from the borrower title to approximately 14,000 acres of land and improvements that, prior to the transaction, was owned by the borrower and served as collateral for the outstanding loans to CHS Capital. The amount corresponding to the fair value of the land and improvements was credited against the notes receivable from this single producer borrower. As a result of this arrangement, all remaining outstanding notes receivable balances and corresponding reserves related to this single producer borrower were removed from the balance sheet of CHS Capital, with no impact to the Consolidated Statements of Operations. Subsequent to August 31, 2017, CHS Capital sold all rights to the outstanding notes receivable which had been previously removed from the balance sheet as they were deemed uncollectible. Through this sale we realized a small gain in the first quarter of fiscal year 2018. As of August 31, 2017, and 2016, CHS Capital had no other significant troubled debt restructurings and no other third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable.
Sale of Receivables

Receivables Securitization Facility

On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility”) with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sell trade accounts and notes receivable (the “Receivables”) to Cofina Funding, LLC (“Cofina”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility CHS accounts for Receivables sold under the Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing and derecognizes the sold Receivables from its Consolidated Balance Sheets.

Sales of Receivables by Cofina occur continuously and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by CHS following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of August 31, 2017, the total availability under the Securitization Facility was $618.0 million, of which all has been utilized. The Securitization Facility terminates on July 17, 2018, but may be extended. The Company uses the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes.

We have no retained interests in the transferred Receivables, other than our right to the DPP receivable and collection and administrative services. The DPP receivable is recorded at fair value within the Consolidated Balance Sheets, including a current portion within receivables and a long-term portion within other assets. At the time of the amendment to the Securitization Facility in July 2017, $1.1 billion of Receivables and $554.0 million of securitized debt were removed from the Consolidated Balance Sheets and a DPP receivable of $580.5 million was recognized. These amounts have been reflected as non-cash transactions in the Consolidated Statements of Cash Flows and disclosed within Note 15, Supplemental Cash Flow and Other Information. Subsequent cash receipts related to the DPP receivable have been reflected as investing activities and additional sales of Receivables under the Securitization Facility are reflected in operating or investing activities, based on the underlying Receivable, in our Consolidated Statements of Cash Flows. Losses incurred on the sale of Receivables are recorded in interest expense and fees received related to the servicing of the Receivables are recorded in other income (loss) in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability.

The fair value of the DPP receivable is determined by discounting the expected cash flows to be received based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. The DPP receivable is being measured like an investment in debt securities classified as available for sale, with changes to the fair value being recorded in other comprehensive income in accordance with ASC 320 - Investments - debt and equity securities. Our risk of loss following the transfer of Receivables under the Securitization Facility is limited to the DPP receivable outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Securitization Facility.

The following table is a reconciliation of the beginning and ending balances of the DPP receivable for the year ended August 31, 2017:

2017
(Dollars in thousands)
Balance - beginning of year	$—
Transfer of Receivables	580,509
Monthly settlements, net	(31,907)
Balance - end of year	$548,602

There was no DPP as of August 31, 2016, and therefore, no comparative period is included in the table above.

Loan Participations

During the three months ending August 31, 2017 CHS Capital sold $71.5 million of notes receivable to numerous counterparties under a master participation agreement. The sale resulted in the removal of the notes receivable from the Consolidated Balance Sheet. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. The proceeds from the sale of the notes receivable have been included in investing activities in the Consolidated Statement of Cash Flows. Fees received related to the servicing of the notes receivables are recorded in other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability.

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to valued added taxes and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. CHS does not bear any of the costs or operational risks associated with the related growing crops. The financing is largely collateralized by future crops and physical assets of the suppliers, carries a local market interest rate and settles when the farmer’s crop is harvested and sold.

Note 3        Inventories

Inventories as of August 31, 2017, and 2016, are as follows:

	2017	2016
	(Dollars in thousands)
Grain and oilseed	$1,145,285	$937,258
Energy	755,886	729,695
Crop nutrients	248,699	217,521
Feed and farm supplies	353,130	417,431
Processed grain and oilseed	49,723	48,930
Other	23,862	19,864
Total inventories	$2,576,585	$2,370,699

As of August 31, 2017, we valued approximately 19% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (19% as of August 31, 2016). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $186.2 million and $93.9 million as of August 31, 2017, and 2016, respectively.

Note 4        Investments

Investments as of August 31, 2017, and 2016, are as follows:

	2017	2016
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,756,076	$2,796,323
Ventura Foods, LLC	347,016	369,487
Ardent Mills, LLC	206,529	194,986
TEMCO, LLC	41,323	44,578
Other equity method investments	268,444	263,025
Cost method investments	131,605	127,577
Total investments	$3,750,993	$3,795,976

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments are summarized below.

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semi-annual cash distributions. For the years ended August 31, 2017 and 2016, these amounts were $66.5 million and $74.7 million, respectively, and are included as equity income from investments in our Nitrogen Production segment.

The following tables provide aggregate summarized audited financial information for CF Nitrogen for the balance sheets as of August 31, 2017, and 2016, and the statements of operations for the twelve months ended August 31, 2017, and the seven months ended August 31, 2016:

	2017	2016
	(Dollars in thousands)
Current assets	$394,089	$534,878
Non-current assets	7,314,629	7,043,121
Current liabilities	390,206	556,696
Non-current liabilities	6	—

	2017	2016
	(Dollars in thousands)
Net sales	$2,051,159	$1,027,142
Gross profit	195,142	243,911
Net earnings	123,965	186,665
Earnings attributable to CHS Inc.	66,530	74,700

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), a joint venture which produces and distributes primarily vegetable oil-based products, and which constitutes our Foods segment. We account for Ventura Foods as an equity method investment, and as of August 31, 2017, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill.

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

The following tables provide aggregate summarized audited financial information for our major equity method investments in Ventura Foods, Ardent Mills and TEMCO for balance sheets as of August 31, 2017, and 2016, and statements of operations for the twelve months ended August 31, 2017, 2016 and 2015:

	2017	2016
	(Dollars in thousands)
Current assets	$1,562,978	$1,638,780
Non-current assets	2,524,053	2,495,955
Current liabilities	748,028	836,544
Non-current liabilities	865,078	853,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017	2016	2015
	(Dollars in thousands)
Net sales	$9,901,150	$8,776,261	$9,054,677
Gross profit	700,737	674,181	754,375
Net earnings	258,616	238,870	313,664
Earnings attributable to CHS Inc.	57,461	75,858	81,101

Our investments in equity method investees other than the four entities described above are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 5        Property, Plant and Equipment

As of August 31, 2017, and 2016, major classes of property, plant and equipment, which include capital lease assets, consisted of the amounts in the table below.

	2017	2016
	(Dollars in thousands)
Land and land improvements	$357,829	$266,016
Buildings	1,030,478	1,040,943
Machinery and equipment	6,950,435	6,747,865
Office and other	235,361	250,879
Construction in progress	327,682	523,817
	8,901,785	8,829,520
Less accumulated depreciation and amortization	3,545,351	3,341,197
Total property, plant and equipment	$5,356,434	$5,488,323

We have various assets under capital leases totaling $58.2 million and $206.3 million as of August 31, 2017, and 2016, respectively. Accumulated amortization on assets under capital leases was $27.4 million and $103.3 million as of August 31, 2017, and 2016, respectively. During the fourth quarter of fiscal 2017, we completed a buyout of various capital leases for approximately $39.6 million. The various capital leases represented approximately 58% of our total capital lease obligations.

The following is a schedule by fiscal years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2017:

(Dollars in thousands)
2018	$6,867
2019	6,150
2020	4,728
2021	4,525
2022	3,945
Thereafter	13,285
Total minimum future lease payments	39,500
Less amount representing interest	6,425
Present value of net minimum lease payments	$33,075

We announced in September 2014 that our Board of Directors had approved plans to begin construction of a fertilizer manufacturing plant in Spiritwood, North Dakota that was anticipated to cost more than $3.0 billion. In August 2015, we made the decision to not move forward with the construction of the Spiritwood facility and evaluated the assets and other capitalized costs related to the project for recoverability under ASC Topic 360-10. Consequently, we concluded that these assets were impaired and we recorded an overall charge of $116.5 million in reserve and impairment charges in our Ag segment. This charge was primarily comprised of the impairment of construction-in-progress, land and equipment totaling $94.3 million. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

remainder of the charge included the impairment of other assets and various contract termination costs associated with the cessation of the project.

During the fourth quarter of fiscal 2017 our Ag segment recorded an impairment charge of $30.4 million, which is included in the reserve and impairment charges line of the Consolidated Statements of Operations. The impairment resulted from the reduction in the fair value of agricultural assets held, which was determined using a market based approach.

Depreciation expense, including amortization of capital lease assets, for the years ended August 31, 2017, 2016, and 2015, was $475.9 million, $437.6 million and $344.4 million, respectively.

Note 6        Other Assets

Other assets as of August 31, 2017, and 2016, are as follows:

	2017	2016
	(Dollars in thousands)
Goodwill	$154,055	$160,414
Customer lists, trademarks and other intangible assets	33,330	44,766
Notes receivable	51,596	358,096
Deferred purchase price receivable	345,655	—
Long-term derivative assets	196,913	—
Prepaid pension and other benefits	122,433	120,693
Capitalized major maintenance	105,006	169,054
Cash value life insurance	118,677	112,193
Other	124,137	127,440
	$1,251,802	$1,092,656

Changes in the net carrying amount of goodwill for the years ended August 31, 2017, and 2016, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2015	$552	$142,665	$6,898	$150,115
Goodwill acquired during the period	—	5,726	4,048	9,774
Effect of foreign currency translation adjustments	—	1,220	—	1,220
Goodwill disposed due to sale of business	—	(695)	—	(695)
Balances, August 31, 2016	$552	$148,916	$10,946	$160,414
Effect of foreign currency translation adjustments	—	121	—	121
Impairment	—	(5,542)	—	(5,542)
Other	—	(566)	(372)	(938)
Balances, August 31, 2017	$552	$142,929	$10,574	$154,055

No goodwill has been allocated to our Nitrogen Production or Foods segments, which consist of investments accounted for under the equity method.

All long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangible assets, are evaluated for impairment in accordance with U.S. GAAP. Goodwill is evaluated for impairment annually as of July 31. All long-lived assets, including goodwill, are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group or reporting unit may not be recoverable. No impairments were identified as a result of CHS’s annual goodwill analyses performed as of May 31, 2017, or July 31, 2017. See Note 1, Organization, Basis of Presentation and Significant Accounting Policies for further details related to our change in annual goodwill impairment testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended May 31, 2017, certain assets and liabilities associated with a disposal group in our Ag segment were classified as held for sale, including $5.5 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group, an impairment charge of $51.8 million which includes the allocated goodwill, was recorded in the reserve and impairment charges line item in the Consolidated Statements of Operations for the three and nine months ended May 31, 2017. During the fourth quarter of fiscal 2017, an additional impairment was recorded for $26.9 million based on subsequent developments and circumstances. As of August 31, 2017, the assets remaining within the disposal group primarily include property, plant and equipment of $8.2 million, inventories of $20.5 million, and accounts receivable of $6.3 million. This disposal group represents assets being sold as part of a broader asset portfolio review project. Negotiations for the sale of these assets are ongoing and we believe their sale will be consummated within the next 12 months. The held for sale assets and liabilities are recorded in other current assets and accounts payable in our Consolidated Balance Sheet as of August 31, 2017.
During the year ended August 31, 2016, we had acquisitions which resulted in $9.8 million of goodwill, for which we paid cash consideration of $11.9 million. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements. During the year ended August 31, 2016, we disposed of a business resulting in a reduction of $0.7 million of goodwill.
Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	August 31, 2017			August 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$46,180	$(14,695)	$31,485	$51,554	$(15,550)	$36,004
Trademarks and other intangible assets	23,623	(21,778)	1,845	35,015	(26,253)	8,762
Total intangible assets	$69,803	$(36,473)	$33,330	$86,569	$(41,803)	$44,766

During the years ended August 31, 2017, and 2016, intangible assets acquired totaled $0.5 million and $2.8 million, respectively, and were primarily within our Ag segment.

Intangible assets amortization expense for the years ended August 31, 2017, 2016, and 2015, was $4.3 million, $6.1 million and $7.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,396
Year 2	3,394
Year 3	3,152
Year 4	3,069
Year 5	2,828
Thereafter	17,395
Total	$33,234

The costs of turnarounds in our Energy segment are deferred when incurred and amortized on a straight-line basis over the period estimated to lapse until the next turnaround occurs, which is generally 2 to 4 years. Capitalized amounts are included in other assets on our Consolidated Balance Sheets and amortization expense related to turnaround costs is included in cost of goods sold in our Consolidated Statements of Operations. Activity related to capitalized major maintenance costs is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2017	$169,054	$3,010	$(67,058)	$105,006
2016	241,588	949	(73,483)	169,054
2015	67,643	219,898	(45,953)	241,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2017.

Notes Payable

Notes payable as of August 31, 2017, and 2016, consisted of the following:

	Weighted-average Interest Rate
	2017	2016	2017	2016
			(Dollars in thousands)
Notes payable	2.40%	1.72%	$1,695,423	$1,803,174
CHS Capital notes payable	1.93%	1.31%	292,792	928,305
Total notes payable			$1,988,215	$2,731,479

In September 2015, we amended and restated our primary committed line of credit which is a five-year, unsecured revolving credit facility with a syndication of domestic and international banks.
In December 2015, we entered into three bilateral, uncommitted revolving credit facilities, of which one remains. Amounts borrowed under these short-term credit facilities are used to fund our working capital. The following table summarizes our primary lines of credit as of August 31, 2017, and 2016:

Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding		Interest Rates
		2017	2017	2016
		(Dollars in thousands)
Committed Five-Year Unsecured Facility	2020	$3,000,000	$480,000	$700,000	LIBOR+0.00% to 1.45%
Uncommitted Bilateral Facilities	2017	250,000	250,000	300,000	LIBOR+0.00% to 1.05%
In addition to our primary revolving lines of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2019. As of August 31, 2017, the outstanding balance under the facility was $250.0 million.

As of August 31, 2017, our wholly-owned subsidiaries, CHS Europe S.a.r.l. and CHS Agronegocio, had uncommitted lines of credit with $433.9 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $168.4 million outstanding as of August 31, 2017, of which $15.4 million was collateralized.

We also maintain an uncommitted bilateral facility available to multiple subsidiaries with an outstanding balance under the facility of $100.0 million as of August 31, 2017. Miscellaneous short-term notes payable totaled $13.1 million as of August 31, 2017.

CHS Capital Notes Payable

On July 18, 2017, we amended the facility with certain unaffiliated financial institutions. Under the Securitization Facility, CHS Capital and CHS both sell eligible Receivables they have originated to Cofina, a wholly owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to the amended Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility, CHS accounts for Receivables sold under the facility as a sale of financial assets and derecognizes the sold Receivables from its Consolidated Balance Sheets. The amount available under the Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of August 31, 2017, the total availability under the Securitization Facility was $618.0 million, of which all has been utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CHS Capital has available credit under master participation agreements with numerous counterparties. Prior to the fourth quarter of fiscal 2017 all borrowings under these agreements were accounted for as secured borrowings. During the fourth quarter of fiscal 2017 certain of these agreements were amended resulting in the Company accounting for the participations as the sale of financial assets. As of August 31, 2017, the remaining participations accounted for as secured borrowings bear interest at variable rates ranging from 2.61% to 4.45%. As of August 31, 2017, the total funding commitment under these agreements was $94.1 million, of which $29.4 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $220.2 million as of August 31, 2017, of which $144.1 million was borrowed under these commitments with an interest rate of 2.45%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of August 31, 2017, and are due upon demand. Borrowings under these notes totaled $119.3 million as of August 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2017, and 2016, are presented in the table below.

	2017	2016
	(Dollars in thousands)
6.18% unsecured notes $400 million face amount, due in equal installments beginning in 2014 through 2018	$80,000	$160,000
5.60% unsecured notes $60 million face amount, due in equal installments beginning in 2012 through 2018	4,615	13,846
5.78% unsecured notes $50 million face amount, due in equal installments beginning in 2014 through 2018	10,000	20,000
4.00% unsecured notes $100 million face amount, due in equal installments beginning in 2017 through 2021	80,000	100,000
4.08% unsecured notes $130 million face amount, due in 2019 (a)	130,690	141,344
4.52% unsecured notes $160 million face amount, due in 2021 (a)	163,496	162,633
4.67% unsecured notes $130 million face amount, due in 2023 (a)	135,792	138,101
4.39% unsecured notes $152 million face amount, due in 2023	152,000	152,000
3.85% unsecured notes $80 million face amount, due in 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in 2025	149,293	150,000
4.82% unsecured notes $80 million face amount, due in 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in 2027	58,000	58,000
4.74% unsecured notes $95 million face amount, due in 2028	95,000	95,000
4.89% unsecured notes $100 million face amount, due in 2031	100,000	100,000
4.71% unsecured notes $100 million face amount, due in 2033	100,000	100,000
5.40% unsecured notes $125 million face amount, due in 2036	125,000	125,000
Private Placement debt	1,643,886	1,775,924
5.59% unsecured term loans from cooperative and other banks, due in equal installments beginning in 2013 through 2018	15,000	45,000
2.25% unsecured term loans from cooperative and other banks, due in 2025 (b)	430,000	300,000
Bank financing	445,000	345,000
Capital lease obligations	33,075	105,708
Other notes and contracts with interest rates from 1.30% to 15.25%	62,652	76,147
Deferred financing costs	(4,820)	(5,574)
Total long-term debt	2,179,793	2,297,205
Less current portion	156,345	214,329
Long-term portion	$2,023,448	$2,082,876
_______________________________________

(a)
We have entered interest rate swaps designated as fair value hedging relationships with these notes. Changes in the fair value of the swaps are recorded each period with a corresponding adjustment to the carrying value of the debt. See Note 12, Derivative Financial Instruments and Hedging Activities for more information.

(b)	Borrowings are variable under the agreement and bear interest at a base rate (or a LIBO rate) plus an applicable margin.
As of August 31, 2017, the carrying value of our long-term debt approximated its fair value, which is estimated to be $2.1 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement). We have outstanding interest rate swaps designated as fair value hedges of select portions of our fixed-rate debt. During fiscal 2017, we recorded corresponding fair value adjustments of $12.8 million, which are included in the amounts in the table above. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2015, we entered a ten-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million. The full amount was drawn down in January 2016. Amounts drawn under this agreement that are subsequently repaid or prepaid may not be reborrowed. Principal on the term loans is payable in full on September 4, 2025. Borrowings under the agreement bear interest at a base rate (or a LIBO rate) plus an applicable margin, or at a fixed rate of interest determined and quoted by the administrative agent under the agreement in its sole and absolute discretion from time to time. The applicable margin is based on our leverage ratio and ranges between 1.50% and 2.00% for LIBO rate loans and between 0.50% and 1.00% for base rate loans. As of August 31, 2017, $300.0 million was outstanding under this agreement.

In January 2016, we consummated a private placement of long-term notes in the aggregate principal amount of $680.0 million with certain accredited investors, which long-term notes are layered into six series which are included in the table above.

In June 2016, we amended the ten-year term loan so that $300.0 million of the $600.0 million loan balance possessed a revolving feature, whereby we were able to pay down and re-advance an amount up to the referenced $300.0 million. The revolving feature matured on September 1, 2017, and the total funded loan balance on that day reverted to a non-revolving term loan. No other material changes were made to the original terms and conditions of the ten-year term loan. During fiscal 2017, we re-advanced $130.0 million under the revolving provision of the loan. The terms of the re-advance are the same as the terms of the original term loan.

Long-term debt outstanding as of August 31, 2017, has aggregate maturities, excluding fair value adjustments and capital leases (see Note 5, Property, Plant and Equipment for a schedule of minimum future lease payments under capital leases), as follows:

(Dollars in thousands)
2018	$149,050
2019	167,412
2020	31,478
2021	182,949
2022	126
Thereafter	1,611,385
Total	$2,142,400

Interest expense for the years ended August 31, 2017, 2016, and 2015, was $171.2 million, $113.7 million and $70.7 million, respectively, net of capitalized interest of $6.9 million, $30.3 million and $57.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8        Income Taxes

The provision for income taxes for the years ended August 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
	(Dollars in thousands)
Current:
Federal	$(1,767)	$3,386	$(47,695)
State	2,695	3,972	3,891
Foreign	(7,088)	12,729	1,335
	(6,160)	20,087	(42,469)
Deferred:
Federal	(162,223)	(30,758)	29,348
State	(15,977)	8,512	(2,799)
Foreign	2,285	(1,932)	3,755
	(175,915)	(24,178)	30,304
Total	$(182,075)	$(4,091)	$(12,165)

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits.

Domestic income before income taxes was $213.8 million, $490.8 million, and $824.9 million for the years ended August 31, 2017, 2016, and 2015, respectively. Foreign income before taxes was ($268.7) million, ($70.9) million, and ($56.7) million for the years ended August 31, 2017, 2016, and 2015, respectively.

Deferred tax assets and liabilities as of August 31, 2017, and 2016, are as follows:

	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$226,964	$87,251
Postretirement health care and deferred compensation	82,682	111,983
Tax credit carryforwards	166,213	143,252
Loss carryforwards	169,724	155,966
Nonqualified equity	152,835	30,168
Other	55,119	30,627
Deferred tax assets valuation	(284,716)	(194,277)
Total deferred tax assets	568,821	364,970
Deferred tax liabilities:
Pension	31,050	26,516
Investments	129,985	107,716
Major maintenance	2,115	4,970
Property, plant and equipment	712,195	681,160
Other	25,964	29,905
Total deferred tax liabilities	901,309	850,267
Net deferred tax liabilities	$332,488	$485,297

We have total gross loss carry forwards of $689.2 million, of which $458.1 million will expire over periods ranging from fiscal 2018 to fiscal 2039. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of August 31, 2017. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

required in the future. During fiscal 2017, valuation allowances related to foreign operations increased by $61.9 million due to net operating loss carry forwards and other timing differences. CHS McPherson Refinery Inc. ("CHS McPherson") (formerly known as National Cooperative Refinery Association ("NCRA")) gross state tax credit carry forwards for income tax are approximately $172.9 million and $133.5 million as of August 31, 2017, and 2016, respectively. During the year ended August 31, 2017, the valuation allowance for CHS McPherson increased by $26.6 million, net of federal tax, due to a change in the amount of state tax credits that are estimated to be utilized. The significant increase in state tax credit carry forwards is the result of the CHS McPherson expansion project being placed in service during fiscal 2017, resulting in a corresponding increase in valuation allowance. CHS McPherson's valuation allowance on Kansas state credits is necessary due to the limited amount of Kansas taxable income generated by the combined group on an annual basis.

Our alternative minimum tax credit of $8.1 million will not expire. Our general business credits of $60.0 million, comprised primarily of low sulfur diesel credits, will begin to expire on August 31, 2027. Our state tax credits of $172.9 million will begin to expire on August 31, 2018.

As of August 31, 2017, and 2016, net deferred tax assets of $0.7 million and $2.5 million were included in other assets, respectively.

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	24.7	0.4	(0.5)
Patronage earnings	192.0	(23.2)	(29.0)
Domestic production activities deduction	64.7	(13.2)	(5.6)
Export activities at rates other than the U.S. statutory rate	145.3	1.5	(0.2)
Valuation allowance	(182.3)	19.6	(0.1)
Tax credits	45.8	(11.8)	(0.8)
Crack spread contingency	9.6	(5.0)	(1.7)
Other	(2.9)	(4.3)	1.3
Effective tax rate	331.9%	(1.0)%	(1.6)%

The components of the income tax benefit disclosed as a percentage of income before taxes in the reconciliation of the statutory federal income tax rate for the year ended August 31, 2017 are magnified because our fiscal 2017 income tax benefit is unusually large in comparison to income before taxes. The primary drivers of the fiscal 2017 income tax benefit are the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014, which is disclosed within ‘Patronage earnings’ and U.S. and Brazil deductions related to the Brazilian trading partner loss, which are disclosed within ‘Statutory federal income tax rate’ and ‘Export activities at rates other than the U.S. statutory rate’, respectively, as well as a current tax benefit from retaining a significant portion of the domestic production activities deduction. A significant income tax expense within the fiscal 2017 income tax benefit is an increase in the valuation allowance against deferred tax assets generated in the Brazilian trading partner loss and Kansas state tax credits.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2007 through 2016 remain subject to examination, at least for certain issues.

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

	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$37,105	$72,181	$72,181
Additions attributable to current year tax positions	725	1,387	—
Reductions attributable to prior year tax positions	—	(36,463)	—
Balance at end of period	$37,830	$37,105	$72,181

During fiscal 2017, we increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes. During fiscal 2016, we decreased our unrecognized tax benefits due to the settlement with the Internal Revenue Service and increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes.

If we were to prevail on all tax positions taken relating to uncertain tax positions, all the unrecognized tax benefits would benefit the effective tax rate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. No amounts were recognized in our Consolidated Statements of Operations for interest related to unrecognized tax benefits for the years ended August 31, 2017, 2016, and 2015. We recorded no interest payable related to unrecognized tax benefits on our Consolidated Balance Sheets as of August 31, 2017, and 2016.

Note 9        Equities

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Total non-qualified patronage distributions refunds for fiscal 2017 are estimated to be $126.3 million. No portion of annual net earnings for fiscal 2017 will be issued in the form of cash or qualified capital equity certificates. The actual patronage distributions and cash portion for fiscal 2016, 2015, and 2014 were $257.5 million ($103.9 million in cash), $627.2 million ($251.7 million in cash), and $821.5 million ($271.2 million in cash), respectively.

Annual net savings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2017, 2016, and 2015 be added to our capital reserves.

Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions will be made in fiscal 2018), individuals will also be able to participate in an annual redemption program similar to the one that was previously only available to non-individual members. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2017, that will be distributed in fiscal 2018, to be approximately $10.0 million and are classified as a current liability on our August 31, 2017 Consolidated Balance Sheet. During the years ended August 31, 2017, 2016, and 2015, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $35.3 million, $23.9 million and $128.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2017, we redeemed approximately $20.0 million of patrons' equities by issuing 695,390 shares of Class B Cumulative Redeemable Preferred Stock, Series 1 ("Class B Series 1 Preferred Stock"), with a total redemption value of $17.4 million, excluding accumulated dividends. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.74 of patrons' equities in the form of capital equity certificates. Additionally, in fiscal 2016, we redeemed approximately $76.8 million of patrons' equities by issuing 2,693,195 shares of Class B Series 1 Preferred Stock with a total redemption value of $67.3 million, excluding accumulated dividends. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.50 of patrons' equities in the form of capital equity certificates.

Preferred Stock

The following is a summary of our outstanding preferred stock as of August 31, 2017, all shares of which are listed on the Global Select Market of NASDAQ:

	NASDAQ symbol	Issuance date	Shares outstanding	Redemption value	Net proceeds (a)	Dividend rate (b) (c)	Dividend payment frequency	Redeemable beginning (d)
				(Dollars in millions)
8% Cumulative Redeemable	CHSCP	(e)	12,272,003	$306.8	$311.2	8.00%	Quarterly	7/18/2023
Class B Cumulative Redeemable, Series 1	CHSCO	(f)	21,459,066	$536.5	$569.3	7.875%	Quarterly	9/26/2023
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	3/11/2014	16,800,000	$420.0	$406.2	7.10%	Quarterly	3/31/2024
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	9/15/2014	19,700,000	$492.5	$476.7	6.75%	Quarterly	9/30/2024
Class B Cumulative Redeemable, Series 4	CHSCL	1/21/2015	20,700,000	$517.5	$501.0	7.50%	Quarterly	1/21/2025

(a)	Includes patrons' equities redeemed with preferred stock.

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

(e)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003 through 2010.

(f)	Shares of Class B Cumulative Redeemable Preferred Stock, Series 1 were issued on September 26, 2013, August 25, 2014, March 31, 2016 and March 30, 2017.

We made dividend payments on our preferred stock of $167.6 million, $163.3 million, and $133.7 million, during the years ended August 31, 2017, 2016 and 2015, respectively. As of August 31, 2017, we have no authorized but unissued shares of preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2017, 2016, and 2015 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain (Loss) on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2014, net of tax	$(151,852)	$4,398	$(2,722)	$(6,581)	$(156,757)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(54,284)	(396)	(5,001)	(30,672)	(90,353)
Amounts reclassified out	21,681	—	792	—	22,473
Total other comprehensive income (loss), before tax	(32,603)	(396)	(4,209)	(30,672)	(67,880)
Tax effect	12,726	154	1,607	(4,057)	10,430
Other comprehensive income (loss), net of tax	(19,877)	(242)	(2,602)	(34,729)	(57,450)
Balance as of August 31, 2015, net of tax	(171,729)	4,156	(5,324)	(41,310)	(214,207)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(10,512)	2,447	(11,353)	(1,036)	(20,454)
Amounts reclassified out	20,998	—	5,071	469	26,538
Total other comprehensive income (loss), before tax	10,486	2,447	(6,282)	(567)	6,084
Tax effect	(3,903)	(947)	2,410	(1,163)	(3,603)
Other comprehensive income (loss), net of tax	6,583	1,500	(3,872)	(1,730)	2,481
Balance as of August 31, 2016, net of tax	(165,146)	5,656	(9,196)	(43,040)	(211,726)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	25,216	7,117	1,892	(8,472)	25,753
Amounts reclassified out	23,572	—	1,742	15	25,329
Total other comprehensive income (loss), before tax	48,788	7,117	3,634	(8,457)	51,082
Tax effect	(18,688)	(2,732)	(1,392)	(214)	(23,026)
Other comprehensive income (loss), net of tax	30,100	4,385	2,242	(8,671)	28,056
Balance as of August 31, 2017, net of tax	$(135,046)	$10,041	$(6,954)	$(51,711)	$(183,670)

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

During fiscal 2016, interest rate swaps accounted for as cash flow hedges, were terminated as the issuance of the underlying debt was no longer probable. As a result, a $3.7 million loss was reclassified from accumulated other comprehensive loss into net income. This pre-tax loss is included as a component of interest expense in our Consolidated Statement of Operations for the year ended August 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Financial information on changes in benefit obligation, plan assets funded and balance sheets status as of August 31, 2017, and 2016, is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$812,749	$730,795	$32,696	$33,184	$36,779	$41,997
Service cost	42,149	37,533	1,206	1,035	1,160	1,412
Interest cost	22,999	30,773	843	1,406	930	1,709
Actuarial (gain) loss	(10,054)	361	(5,692)	(3,333)	(4,650)	(4,892)
Assumption change	(17,750)	57,385	(655)	2,679	(775)	2,602
Plan amendments	—	411	—	(1,045)	—	(4,495)
Settlements	—	—	(2,131)	—	—	—
Benefits paid	(43,919)	(44,509)	(668)	(1,230)	(1,608)	(1,554)
Benefit obligation at end of period	$806,174	$812,749	$25,599	$32,696	$31,836	$36,779
Change in plan assets:
Fair value of plan assets at beginning of period	$883,265	$796,379	$—	$—	$—	$—
Actual gain (loss) on plan assets	36,474	88,089	—	—	—	—
Company contributions	—	43,306	2,799	1,230	1,608	1,554
Settlements	—	—	(2,131)	—	—	—
Benefits paid	(43,919)	(44,509)	(668)	(1,230)	(1,608)	(1,554)
Fair value of plan assets at end of period	$875,820	$883,265	$—	$—	$—	$—
Funded status at end of period	$69,646	$70,516	$(25,599)	$(32,696)	$(31,836)	$(36,779)
Amounts recognized on balance sheet:
Non-current assets	$70,019	$70,594	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(2,270)	(1,880)	(2,140)	(2,490)
Non-current liabilities	(373)	(78)	(23,329)	(30,816)	(29,696)	(34,289)
Ending balance	$69,646	$70,516	$(25,599)	$(32,696)	$(31,836)	$(36,779)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$2,481	$4,021	$363	$(641)	$(4,281)	$(4,847)
Net (gain) loss	236,232	275,146	(70)	7,815	(16,864)	(12,235)
Ending balance	$238,713	$279,167	$293	$7,174	$(21,145)	$(17,082)

The accumulated benefit obligation of the qualified pension plans was $740.9 million and $766.2 million at August 31, 2017, and 2016, respectively. The accumulated benefit obligation of the non-qualified pension plans was $20.6 million and $23.7 million at August 31, 2017, and 2016, respectively.

One significant assumption for pension plan accounting is the discount rate. Historically, we have selected a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a high-quality corporate bond yield curve for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of August 31, 2016, we changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits. This change in methodology has, and is expected to continue to result in a decrease in the service and interest cost components for the pension and other post retirement benefit costs. We historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal 2017, we elected to utilize a full-yield curve approach in the determination of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations at August 31, 2016, the net periodic cost recognized in fiscal 2016 or the ultimate benefit payment that must be made in the future. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Components of net periodic benefit costs for the years ended August 31, 2017, 2016, and 2015 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$42,149	$37,533	$36,006	$1,206	$1,035	$875	$1,160	$1,412	$1,513
Interest cost	22,999	30,773	28,046	843	1,406	1,414	930	1,709	1,489
Expected return on assets	(48,235)	(48,055)	(49,746)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	—	(30)	—	1,635	—	—	—
Prior service cost (credit) amortization	1,540	1,606	1,631	19	228	228	(565)	(120)	(426)
Actuarial loss amortization	22,869	19,016	19,621	546	692	1,058	(798)	(464)	(431)
Net periodic benefit cost	$41,322	$40,873	$35,558	$2,584	$3,361	$5,210	$727	$2,537	$2,145
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	3.60%	4.20%	4.00%	3.30%	4.20%	4.00%	3.30%	4.20%	4.20%
Expected return on plan assets	5.75%	6.00%	6.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	5.60%	4.90%	4.90%	5.60%	4.90%	5.15%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Discount rate	3.80%	3.60%	4.20%	3.55%	3.30%	4.50%	3.60%	3.30%	3.75%
Rate of compensation increase	5.10%	5.60%	4.90%	5.10%	5.60%	4.80%	N/A	N/A	N/A

The estimated amortization in fiscal 2018 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (benefit)	$1,540	$30	$(565)
Amortization of net actuarial (gain) loss	18,073	61	(1,224)

For measurement purposes, a 7.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2017. The rate was assumed to decrease gradually to 4.5% by 2025 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$240	$(200)
Effect on postretirement benefit obligation	2,500	(2,200)

We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $19.9 million, $29.5 million and $27.4 million, for the years ended August 31, 2017, 2016, and 2015, respectively.

We did not contribute to the qualified pension plans in fiscal 2017. Based on the funded status of the qualified pension plans as of August 31, 2017, we do not believe we will be required to contribute to these plans in fiscal 2018, although we may voluntarily elect to do so. We expect to pay $4.4 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2018.

Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits Gross
	(Dollars in thousands)
2018	$64,044	$2,270	$2,140
2019	61,510	2,170	2,240
2020	59,997	1,960	2,510
2021	61,753	1,950	2,530
2022	62,869	2,440	2,670
2023-2027	325,797	11,960	12,750

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

The committee believes that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our pension plans’ recurring fair value measurements by asset category at August 31, 2017, and 2016, are presented in the tables below:

	2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$9,988	$—	$—	$9,988
Equities:
Mutual funds	459	—	—	459
Common/collective trust at net asset value (1)	—	—	—	231,228
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	535,185
Partnership and joint venture interests measured at net asset value (1)	—	—	—	96,994
Other assets measured at net asset value (1)	—	—	—	1,966
Total	$10,447	$—	$—	$875,820

	2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$4,841	$—	$—	$4,841
Equities:
Mutual funds	507	—	—	507
Common/collective trust at net asset value (1)	—	—	—	228,717
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	551,604
Partnership and joint venture interests measured at net asset value (1)	—	—	—	95,744
Other assets measured at net asset value (1)	—	—	—	1,852
Total	$5,348	$—	$—	$883,265

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

Common/Collective Trusts:  Common/collective trusts primarily consist of equity and fixed income funds and are valued using other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risks, referenced indices, quoted prices in inactive markets, adjusted quoted prices in active markets, adjusted quoted prices on foreign equity securities that were adjusted in accordance with pricing procedures approved by the trust, etc.). Common/collective trust investments can be redeemed daily and without restriction. Redemption of the entire investment balance generally requires a 45- to 60-day notice period. The equity funds provide exposure to large, mid and small cap U.S. equities, international large and small cap equities and emerging market equities. The fixed income funds provide exposure to U.S., international and emerging market debt securities. Common/collective trusts measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy in accordance with ASC Topic 820-10, Fair Value Measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Partnership and joint venture interests: Valued at the net asset value of shares held by the plan at year end as a practical expedient for fair value. The net asset value is based on the fair value of the underlying assets owned by the trust, minus its liabilities then divided by the number of units outstanding. Redemptions of these interests generally require a 45- to 60-day notice period. Partnerships and joint venture interests measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy in accordance with ASC Topic 820-10, Fair Value Measurement.

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

We are one of approximately 400 employers that contribute to the Co-op Retirement Plan ("Co-op Plan"), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in the Co-op Plan for the years ended August 31, 2017, 2016, and 2015 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2017	2016	2015	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,653	$1,862	$2,021	N/A	N/A

Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

Provisions of the Pension Protection Act of 2006 ("PPA") do not apply to the Co-op Plan because there is a special exemption for cooperative plans if the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2017 and 2016 are for the Co-op Plan's year-end at March 31, 2017, and 2016, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2017, 2016, and 2015.

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

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which was completed in February 2016 and which entitles us, pursuant to a supply agreement that we entered with CF Nitrogen, to purchase up to a specified annual quantity of granular urea and UAN annually from CF Nitrogen. The addition of the Nitrogen Production segment had no impact on historically reported segment results and balances as this segment came into existence in fiscal 2016. Our Foods segment consists solely of our equity method investment in Ventura Foods. Prior to August 31, 2016, Ventura Foods was reported as a component of Corporate and Other. Reported segment results and balances prior to August 31, 2016, have been revised to reflect the addition of the Foods segment. There were no changes to the composition of our Energy or Ag segments as a result of the addition of the Nitrogen Production and Foods segments. Corporate and Other primarily represents our non-consolidated wheat milling operations, as well as our business solutions operations, which primarily consists of commodities hedging, insurance and financial services related to crop production.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the years ended August 31, 2017, 2016, and 2015 is presented in the tables below.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2017:
Revenues	$6,665,643	$25,598,706	$—	$—	$95,414	$(425,012)	$31,934,751
Operating earnings (loss)	90,892	(222,724)	(18,430)	(10,783)	49,248	—	(111,797)
(Gain) loss on investments	—	6,901	—	—	(2,332)	—	4,569
Interest expense	18,365	71,986	48,893	(231)	33,481	(1,255)	171,239
Other (income) loss	(1,164)	(63,481)	(30,534)	—	(1,491)	1,255	(95,415)
Equity (income) loss from investments	(3,181)	(7,277)	(66,530)	(36,519)	(23,831)	—	(137,338)
Income (loss) before income taxes	$76,872	$(230,853)	$29,741	$25,967	$43,421	$—	$(54,852)
Intersegment revenues	$(400,446)	$(20,313)	$—	$—	$(4,253)	$425,012	$—
Capital expenditures	$260,543	$146,139	$—	$—	$37,715	$—	$444,397
Depreciation and amortization	$223,229	$232,443	$—	$—	$24,551	$—	$480,223
Total assets as of August 31, 2017	$4,304,001	$6,481,518	$2,781,610	$347,017	$2,059,610	$—	$15,973,756

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2016:
Revenues	$5,789,307	$24,849,634	$—	$—	$92,725	$(384,463)	$30,347,203
Operating earnings (loss)	248,173	52,334	(6,193)	(7,719)	23,601	—	310,196
(Gain) loss on investments	—	(6,157)	—	—	(3,095)	—	(9,252)
Interest expense	(22,244)	82,085	34,437	2,692	27,955	(11,221)	113,704
Other (income) loss	(287)	(46,886)	—	—	(2,405)	11,221	(38,357)
Equity (income) loss from investments	(4,739)	(7,644)	(74,700)	(75,175)	(13,519)	—	(175,777)
Income (loss) before income taxes	$275,443	$30,936	$34,070	$64,764	$14,665	$—	$419,878
Intersegment revenues	$(341,765)	$(40,336)	$—	$—	$(2,362)	$384,463	$—
Capital expenditures	$376,841	$260,865	$—	$—	$55,074	$—	$692,780
Depreciation and amortization	$193,525	$230,172	$—	$—	$23,795	$—	$447,492
Total assets as of August 31, 2016	$4,306,297	$7,002,916	$2,796,323	$369,487	$2,837,112	$—	$17,312,135

	Energy	Ag	Foods	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2015:
Revenues	$8,694,326	$26,311,350	$—	$74,828	$(498,062)	$34,582,442
Operating earnings (loss)	523,451	190,860	(1,454)	2,555	—	715,412
(Gain) loss on investments	—	(2,875)	—	(2,364)	—	(5,239)
Interest expense	(12,328)	62,851	3,854	20,625	(4,343)	70,659
Other (income) loss	(22)	(6,471)	—	(8,176)	4,343	(10,326)
Equity (income) loss from investments	(2,330)	(12,293)	(67,955)	(25,272)	—	(107,850)
Income (loss) before income taxes	$538,131	$149,648	$62,647	$17,742	$—	$768,168
Intersegment revenues	$(483,989)	$(11,403)	$—	$(2,670)	$498,062	$—
Capital expenditures	$696,825	$417,950	$—	$72,015	$—	$1,186,790
Depreciation and amortization	$148,292	$192,438	$—	$14,692	$—	$355,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic locations in which the sales originated, for the years ended August 31, 2017, 2016, and 2015:

	2017	2016	2015
	(Dollars in millions)
North America	$24,634	$23,276	$27,821
South America	1,441	1,847	1,529
Europe, the Middle East and Africa (EMEA)	4,985	4,166	4,221
Asia Pacific (APAC)	875	1,058	1,011
Total	$31,935	$30,347	$34,582

Included in North American revenues are revenues from the United States of $24.6 billion, $23.2 billion and $27.7 billion for the years ended August 31, 2017, 2016, and 2015, respectively.

Long-lived assets include our property, plant and equipment, capital lease assets and capitalized major maintenance costs. The following table presents long-lived assets by geographical region:

	2017	2016
	(Dollars in thousands)
United States	$5,359,270	$5,532,906
International	102,170	124,471
Total	$5,461,440	$5,657,377

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	August 31, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$384,648	$—	$35,080	$349,568
Foreign exchange derivatives	8,771	—	3,636	5,135
Interest rate derivatives - hedge	9,978	—	—	9,978
Embedded derivative asset	25,533	—	—	25,533
Total	$428,930	$—	$38,716	$390,214
Derivative Liabilities:
Commodity and freight derivatives	$309,762	$3,898	$35,080	$270,784
Foreign exchange derivatives	19,931	—	3,636	16,295
Interest rate derivatives - hedge	707	—	—	707
Total	$330,400	$3,898	$38,716	$287,786

	August 31, 2016
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$500,192	$—	$23,689	$476,503
Foreign exchange derivatives	21,551	—	9,187	12,364
Interest rate derivatives - hedge	22,078	—	—	22,078
Total	$543,821	$—	$32,876	$510,945
Derivative Liabilities:
Commodity and freight derivatives	$491,302	$811	$23,689	$466,802
Foreign exchange derivatives	22,289	—	9,187	13,102
Interest rate derivatives - non-hedge	8	—	—	8
Total	$513,599	$811	$32,876	$479,912

Derivative assets and liabilities with maturities of less than 12 months are recorded in derivative assets and derivative liabilities, respectively, on the Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. The amount of long-term derivative assets recorded on the Balance Sheet at August 31, 2017, was $196.9 million. The amount of long-term derivative liabilities recorded on the Consolidated Balance Sheet at August 31, 2017, was $14.4 million. Long-term derivatives as of August 31, 2016, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2017, 2016, and 2015. We have revised the information that we have historically included in this table below to correct for errors in the previously disclosed amounts for fiscal 2015. Although such gains and losses have been and continue to be appropriately recorded in the Consolidated Statements of Operations, the previous disclosures for fiscal 2015 did not accurately reflect the derivative gains and losses in each period. These revisions did not materially impact our consolidated financial statements for fiscal 2015.

	Location of Gain (Loss)	2017	2016	2015
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$208,199	$(49,975)	$143,314
Foreign exchange derivatives	Cost of goods sold	(13,140)	(10,904)	8,962
Foreign exchange derivatives	Marketing, general and administrative	(1,604)	(97)	3,589
Interest rate derivatives	Interest expense	8	(6,292)	107
Embedded derivative	Other income (loss)	30,538	—	—
Total		$224,001	$(67,268)	$155,972

Commodity and Freight Contracts:

When we enter a commodity purchase or sales commitment, we are exposed to risks related to price changes and performance including delivery, quality, quantity and shipment period. If market prices decrease, we are exposed to risk of loss in the market value of inventory and purchase contracts with a fixed or partially fixed price. Conversely, we are exposed to risk of loss on our fixed or partially fixed price sales contracts if market prices increase.

Our use of hedging reduces the exposure to price volatility by protecting against adverse short-term price movements, but it also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted on regulated commodity futures exchanges but may also include over-the-counter derivative instruments when deemed appropriate. For commodities where there is no liquid derivative contract, risk is managed using forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that fertilizer and propane contracts are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of August 31, 2017, and 2016, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	2017		2016
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	570,673	768,540	774,279	995,396
Energy products - barrels	15,072	18,252	14,740	6,470
Processed grain and oilseed - tons	299	2,347	541	2,060
Crop nutrients - tons	9	15	108	135
Ocean and barge freight - metric tons	2,777	1,766	4,406	877
Rail freight - rail cars	176	75	205	79
Natural gas - MMBtu	500	—	3,550	300

Foreign Exchange Contracts

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to immaterial risks relating to foreign currency fluctuations primarily due to grain marketing transactions in South America and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although our overall risk relating to foreign currency transactions is not significant, exchange rate fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $776.7 million and $802.2 million as of August 31, 2017, and August 31, 2016, respectively.

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
During the three months ended November 30, 2016, CF Industries' credit rating was reduced below the specified levels and we recorded a gain of $29.1 million in other income (loss) in our Consolidated Statement of Operations. During November 2016, we received a $5.0 million payment from CF Industries, which reduced the fair value of the associated embedded derivative asset to $24.1 million as of November 30, 2016. CF Industries' credit rating has not changed from November 30, 2016. In addition, during fiscal 2017, we recorded adjustments of $1.4 million in other income (loss) in our Consolidated Statement of Operations to reflect the $25.5 million fair value of the embedded derivative asset on our Consolidated Balance Sheet as of August 31, 2017. The current and long-term portions of the embedded derivative asset are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

included in derivative assets and other assets on our Consolidated Balance Sheet, respectively. See Note 13, Fair Value Measurements for more information on the valuation of the embedded derivative.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

As of August 31, 2017, and 2016, we have certain derivatives designated as cash flow and fair value hedges.

Interest Rate Contracts

We have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the years ended August 31, 2017, and 2016, we recorded offsetting fair value adjustments of $12.8 million and $9.8 million, respectively, with no ineffectiveness recorded in earnings.

In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed; and we consequently recorded an immaterial amount of losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled an additional two interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. During the third quarter of fiscal 2016, we settled the remaining two interest rate swaps, paying $5.1 million in cash upon their scheduled termination. We did not issue additional fixed-rate debt as previously planned, and we reclassified all amounts previously recorded to other comprehensive income into earnings. As of August 31, 2017, and 2016, we had no outstanding cash flow hedges.

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2017, 2016, and 2015:

	2017	2016	2015
	(Dollars in thousands)
Interest rate derivatives	$—	$(10,070)	$(4,078)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the years ended August 31, 2017, 2016, and 2015:

	Location of Gain (Loss)	2017	2016	2015
		(Dollars in thousands)
Interest rate derivatives	Interest expense	$(1,742)	$(5,071)	$(792)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recurring fair value measurements at August 31, 2017, and 2016, are as follows:

	2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$48,491	$336,157	$—	$384,648
Foreign currency derivatives	—	8,771	—	8,771
Interest rate swap derivatives	—	9,978	—	9,978
Deferred compensation assets	52,414	—	—	52,414
Deferred purchase price receivable	—	—	548,602	548,602
Embedded derivative	—	25,533	—	25,533
Other assets	14,846	—	—	14,846
Total	$115,751	$380,439	$548,602	$1,044,792
Liabilities:
Commodity and freight derivatives	$31,189	$278,573	$—	$309,762
Foreign currency derivatives	—	19,931	—	19,931
Interest rate swap derivatives	—	707	—	707
Total	$31,189	$299,211	$—	$330,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$62,538	$437,654	$—	$500,192
Foreign currency derivatives	—	21,551	—	21,551
Interest rate swap derivatives	—	22,078	—	22,078
Deferred compensation assets	50,099	—	—	50,099
Other assets	12,678	—	—	12,678
Total	$125,315	$481,283	$—	$606,598
Liabilities:
Commodity and freight derivatives	$22,331	$468,971	$—	$491,302
Foreign currency derivatives	—	22,289	—	22,289
Interest rate swap derivatives	—	8	—	8
Accrued liability for contingent crack spread payments related to purchase of noncontrolling interests	—	—	15,051	15,051
Total	$22,331	$491,268	$15,051	$528,650

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

Embedded derivative asset — The embedded derivative asset relates to contingent payments inherent to our investment in CF Nitrogen. The inputs used in the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 12, Derivative Financial Instruments and Hedging Activities for additional information.

Deferred purchase price receivable — The fair value of the DPP receivable included in receivables, net and other assets, is determined by discounting the expected cash flows to be received. The expected cash flows are primarily based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. Significant changes in the anticipated credit losses could result in a significantly higher (or lower) fair value measurement. Due to the use of significant unobservable inputs in the pricing model, including management's assumptions related to anticipated credit losses, the DPP receivable is classified as a Level 3 fair value measurement. The reconciliation of the DPP receivable for the year ended August 31, 2017, is included in Note 2, Receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued liability for contingent crack spread payments related to purchase of CHS McPherson (formerly NCRA) noncontrolling interests — The contingent period related to the CHS McPherson noncontrolling interests expired as of August 31, 2017, and no liabilities remain for future payments. Throughout the contingent period, the fair value of the contingent consideration liability was calculated utilizing an average price option model, an adjusted Black-Scholes pricing model commonly used in the energy industry to value options. The model used market observable inputs and unobservable inputs, including adjusted forward crack spread margins and quotes obtained from third party vendors. Management also took into consideration current and expected market trends and compared the liability’s fair value to hypothetical payments using known historical market data to assess reasonableness of the resulting fair value. Significant increases (decreases) in either of the inputs would have resulted in significantly higher (lower) fair value measurements. Due to significant unobservable inputs used in the pricing model, the liability was classified within Level 3.
The following table represents a reconciliation of the contingent crack spread liability measured at fair value using significant unobservable inputs (Level 3) for the years ended August 31, 2017, and 2016:

	Level 3 Liabilities
	Accrued Liability for Contingent Crack Spread Payments Related to Purchase of Noncontrolling Interests
	2017	2016
	(Dollars in thousands)
Balance - beginning of year	$15,051	$75,982
Total (gains) losses included in cost of goods sold	(15,051)	(60,931)
Balance - end of year	$—	$15,051

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the years ended August 31, 2017, and 2016.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $105.3 million were outstanding on August 31, 2017. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2017.

Credit Commitments

CHS Capital has commitments to extend credit to customers if there is no violation of any condition established in the contracts. As of August 31, 2017, CHS Capital’s customers have additional available credit of $966.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Commitments

We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Our operating leases, which are primarily for rail cars, equipment, vehicles and office space have remaining terms of one to 15 years. Total rental expense for operating leases was $72.1 million, $74.7 million and $56.7 million for the years ended August 31, 2017, 2016, and 2015, respectively. We lease certain rail cars, equipment, vehicles and other assets under capital lease arrangements. These assets are included in property, plant and equipment, net on our Consolidated Balance Sheets while the corresponding capital lease obligations are included in long-term debt. See Note 5, Property, Plant and Equipment and Note 7, Notes Payable and Long-Term Debt for more information about capital leases.

Minimum future lease payments required under noncancelable operating leases as of August 31, 2017, are as follows:

(Dollars in thousands)
2018	$57,957
2019	44,369
2020	32,620
2021	25,720
2022	19,154
Thereafter	56,800
Total minimum future lease payments	$236,620

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2017, minimum future payments required under long-term commitments that are noncancelable, and that third parties have used to secure financing for the facilities that will provide the contracted goods, are as follows:

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$716,181	$54,409	$55,280	$57,367	$57,916	$58,478	$432,731

Total payments under these arrangements were $70.5 million, $88.0 million and $66.8 million for the years ended August 31, 2017, 2016, and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2017, 2016, and 2015, is included in the table below.

	2017	2016	2015
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$160,040	$147,089	$130,571
Income taxes	14,571	5,184	54,229
Other significant noncash investing and financing transactions:
Notes receivable sold under Securitization Facility	747,345	—	—
Securitized debt extinguished under Securitization Facility	554,000	—	—
Deferred purchase price recognized under Securitization Facility	547,553	—	—
Land and Improvements received for notes receivable	138,699	—	—
Capital expenditures and major repairs incurred but not yet paid	22,490	44,307	60,226
Capital lease obligations incurred	6,832	23,921	9,741
Capital equity certificates redeemed with preferred stock	19,985	76,756	—
Capital equity certificates issued in exchange for Ag acquisitions	2,928	19,089	15,618
Accrual of dividends and equities payable	12,121	198,031	384,427

Note 16        Related Party Transactions

Related party transactions with equity investees, primarily CF Nitrogen, TEMCO, Ardent Mills and Ventura Foods for the years ended August 31, 2017, 2016, and 2015, respectively, and balances as of August 31, 2017, and 2016, respectively, are as follows:

	2017	2016	2015
	(Dollars in thousands)
Sales	$3,183,944	$2,728,793	$2,310,875
Purchases	2,610,887	1,707,990	1,762,663

	2017	2016
	(Dollars in thousands)
Due from related parties	$33,119	$25,386
Due to related parties	39,232	40,543

As a cooperative, we are owned by farmers and ranchers and their member cooperatives, which are referred to as members. We buy commodities from and provide products and services to our members. Individually, our members do not have a significant ownership in the Company.

Note 17        Acquisitions

During the year ended August 31, 2017, we acquired various businesses for $13.1 million in consideration. These acquisitions were not material, individually or in aggregate, to our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CHS McPherson Refinery Inc. (formerly National Cooperative Refinery Association or "NCRA")
In November 2011, our Board of Directors approved a stock transfer agreement between us and GROWMARK, Inc. ("Growmark"), and a stock transfer agreement between us and MFA Oil Company ("MFA"). Prior to the first closing under these agreements, we owned approximately 74.4% of NCRA’s outstanding capital stock. With the final closing in September 2015, our ownership increased to 100%. The entity is now known as CHS McPherson Refinery Inc. ("CHS McPherson").

Pursuant to the agreement with Growmark and MFA, we acquired the remaining capital stock for an aggregate base purchase price of $351.0 million. In addition, Growmark and MFA were entitled to receive up to two contingent purchase price payments following each individual closing, calculated as set forth in the agreement with Growmark and MFA, if the average crack spread margin referred to therein over the year ending on August 31 of the calendar year in which the contingent payment date fell exceeded a specified target. Total contingent consideration payments made were $19.1 million. No payments were made during the year ended August 31, 2017.

In accordance with ASC Topic 480, patronage earned by Growmark and MFA has been included as interest expense in our Consolidated Statements of Operations. No interest was recognized during the years ended August 31, 2017 or 2016. During the year ended August 31, 2015, $31.0 million was recognized as interest expense for the patronage earned by Growmark and MFA.