Form 10-Q
period 2017-11-30
CHS INC
filed 2018-01-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2017.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2017.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission ("SEC"), including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2017. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2017	August 31, 2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$252,129	$181,379
Receivables	2,059,623	1,869,632
Inventories	3,046,101	2,576,585
Derivative assets	283,256	232,017
Margin deposits	206,955	206,062
Supplier advance payments	542,139	249,234
Other current assets	289,250	299,618
Total current assets	6,679,453	5,614,527
Investments	3,777,000	3,750,993
Property, plant and equipment	5,266,408	5,356,434
Other assets	1,061,562	1,251,802
Total assets	$16,784,423	$15,973,756
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,480,264	$1,988,215
Current portion of long-term debt	71,022	156,345
Customer margin deposits and credit balances	139,868	157,914
Customer advance payments	414,441	413,163
Accounts payable	2,380,998	1,951,292
Derivative liabilities	226,279	316,018
Accrued expenses	409,522	437,527
Dividends and equities payable	121,209	12,121
Total current liabilities	6,243,603	5,432,595
Long-term debt	1,936,744	2,023,448
Long-term deferred tax liabilities	350,841	333,221
Other liabilities	315,460	278,667
Commitments and contingencies (Note 12)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,319,840	4,341,649
Accumulated other comprehensive loss	(178,445)	(183,670)
Capital reserves	1,520,218	1,471,217
Total CHS Inc. equities	7,925,651	7,893,234
Noncontrolling interests	12,124	12,591
Total equities	7,937,775	7,905,825
Total liabilities and equities	$16,784,423	$15,973,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2017	2016
	(Dollars in thousands)
Revenues	$8,048,889	$8,048,250
Cost of goods sold	7,735,627	7,695,553
Gross profit	313,262	352,697
Marketing, general and administrative	140,168	147,849
Reserve and impairment charges (recoveries), net	(3,787)	18,357
Operating earnings (loss)	176,881	186,491
(Gain) loss on investments	(2,819)	7,401
Interest expense	40,702	38,265
Other (income) loss	(22,195)	(44,401)
Equity (income) loss from investments	(38,362)	(40,328)
Income (loss) before income taxes	199,555	225,554
Income tax expense (benefit)	19,936	16,612
Net income (loss)	179,619	208,942
Net income (loss) attributable to noncontrolling interests	(464)	(208)
Net income (loss) attributable to CHS Inc.	$180,083	$209,150

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30,
	2017	2016
	(Dollars in thousands)
Net income (loss)	$179,619	$208,942
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,620 and $2,011, respectively	4,196	3,239
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $404 and $482, respectively	3,640	777
Cash flow hedges, net of tax expense (benefit) of $(2) and $406, respectively	(4)	654
Foreign currency translation adjustment, net of tax expense (benefit) of $(443) and $(209), respectively	(2,607)	(19,164)
Other comprehensive income (loss), net of tax	5,225	(14,494)
Comprehensive income (loss)	184,844	194,448
Less: comprehensive income (loss) attributable to noncontrolling interests	(464)	(208)
Comprehensive income (loss) attributable to CHS Inc.	$185,308	$194,656

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$179,619	$208,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	120,148	121,372
Amortization of deferred major repair costs	16,418	18,302
Equity (income) loss from investments	(38,362)	(40,328)
Distributions from equity investments	12,514	16,393
Provision for doubtful accounts	(3,601)	27,812
Deferred taxes	15,044	6,199
Other, net	2,976	6,093
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(80,637)	(16,555)
Inventories	(472,180)	(754,253)
Derivative assets	67,365	110,306
Margin deposits	(893)	(2,623)
Supplier advance payments	(292,905)	(133,109)
Other current assets and other assets	2,689	12,082
Customer margin deposits and credit balances	(18,045)	(28,141)
Customer advance payments	1,278	131,444
Accounts payable and accrued expenses	441,071	743,427
Derivative liabilities	(97,329)	(195,545)
Other liabilities	4,376	6,599
Net cash provided by (used in) operating activities	(140,454)	238,417
Cash flows from investing activities:
Acquisition of property, plant and equipment	(85,824)	(116,986)
Proceeds from disposition of property, plant and equipment	56,079	2,574
Proceeds from sale of business	29,457	—
Expenditures for major repairs	(1,039)	(239)
Investments redeemed	5,195	—
Changes in CHS Capital notes receivable, net	(69,227)	(218,296)
Financing extended to customers	(15,778)	(14,353)
Payments from customer financing	16,520	21,523
Other investing activities, net	1,847	(1,245)
Net cash provided by (used in) investing activities	(62,770)	(327,022)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	8,006,980	10,300,476
Payments on lines of credit, long term-debt and capital lease obligations	(7,657,713)	(9,936,369)
Changes in checks and drafts outstanding	(31,417)	14,334
Preferred stock dividends paid	(42,167)	(41,825)
Retirements of equities	(3,682)	(9,528)
Other financing activities, net	(263)	384
Net cash provided by (used in) financing activities	271,738	327,472
Effect of exchange rate changes on cash and cash equivalents	2,236	(2,696)
Net increase (decrease) in cash and cash equivalents	70,750	236,171
Cash and cash equivalents at beginning of period	181,379	279,313
Cash and cash equivalents at end of period	$252,129	$515,484

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of November 30, 2017, the Consolidated Statements of Operations for the three months ended November 30, 2017, and 2016, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2017, and 2016, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2017, and 2016, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2017, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Over the course of fiscal year 2017, we incurred charges relating to a trading partner of ours in Brazil, which entered into bankruptcy-like proceedings under Brazilian law, intangible and fixed asset impairment charges associated with certain assets meeting the criteria to be classified as held for sale, fixed asset impairment charges due to the cancellation of a capital project at one of our refineries and bad debt and loan loss reserve charges relating to a single large producer borrower. Charges and impairments of this nature, as well as any recoveries related to amounts previously reserved, are included in the Consolidated Statements of Operations in the line item, "Reserve and impairment charges (recoveries), net" for the three months ended November 30, 2017, and 2016. The timing and amounts of these charges and impairments, and any recoveries were determined utilizing facts and circumstances that were present in the respective quarters in which the charge, impairments or recoveries were recorded. Prior year information has been revised to conform to the current year presentation.

The notes to our consolidated financial statements reference our Energy, Ag, Nitrogen Production and Foods reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment resulted from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen") in February 2016. The Foods segment resulted from our investment in Ventura Foods, LLC ("Ventura Foods") becoming a significant operating segment in fiscal 2016. See Note 9, Segment Reporting for more information.

Our consolidated financial statements include the accounts of CHS and all of our wholly owned and majority owned subsidiaries. The effects of all significant intercompany transactions have been eliminated.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2017, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC").

Recent Accounting Pronouncements

Adopted

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. This ASU is effective for periods beginning after December 15, 2017; however, early adoption of this ASU is permitted during the first interim period if an entity issues interim financial statements and the amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We elected to early adopt ASU No. 2016-16 during the first quarter of fiscal 2018. The adoption did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standards Codification ("ASC") 840 - Leases. The amendments within this ASU introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. This ASU does not make fundamental changes to existing lessor accounting; however, it does modify what constitutes a sales-type or direct financing lease and the related accounting, and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09. The guidance also eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year, and the ASU’s provisions are required to be applied using a modified retrospective approach. We have initiated a preliminary assessment of the new lease standard, including the implementation of a new lease software that will improve the collection, maintenance, and aggregation of lease data necessary for the reporting and disclosure requirements under the new lease standard. One of the more significant changes arising from the new lease standard relates to a number of operating lease agreements not currently recognized on our Consolidated Balance Sheets. The new lease guidance will require these lease agreements to be recognized on the Consolidated Balance Sheets as a right-of-use asset along with a corresponding lease liability. As a result, our preliminary assessment indicates the provisions of ASU No. 2016-02 are expected to have a material impact on our Consolidated Balance Sheets. Although we expect the new lease guidance to have a material impact on our Consolidated Balance Sheets, we are continuing to evaluate the extent of potential impact the new lease guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments within this ASU, as well as within additional clarifying ASUs issued by the FASB, provide a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance includes a five-step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. The new revenue recognition guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We have completed an initial assessment of our revenue streams and do not believe that the new revenue recognition guidance will have a material impact on our consolidated financial statements. Certain revenue streams are expected to fall within the scope of the new revenue recognition guidance; however, a substantial portion of our revenue falls outside the scope of the new revenue recognition guidance and will continue to follow existing guidance, primarily ASC 815, Derivatives and Hedging. We are continuing to evaluate the impact of the new revenue recognition guidance, including potential changes to business practices and/or contractual terms for in scope revenue streams, as well as the scope of expanded disclosures related to revenue. We expect to complete our final evaluation and implementation of the new revenue recognition guidance throughout fiscal 2018, which will allow us to adopt ASU No. 2014-09 and the related ASUs on September 1, 2018, in the first quarter of fiscal 2019, using the modified retrospective method.

Note 2        Receivables

	November 30, 2017	August 31, 2017
	(Dollars in thousands)
Trade accounts receivable	$1,329,887	$1,234,500
CHS Capital notes receivable	184,301	164,807
Deferred purchase price receivable	216,996	202,947
Other	556,275	493,104
	2,287,459	2,095,358
Less allowances and reserves	227,836	225,726
Total receivables	$2,059,623	$1,869,632

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

CHS Capital

Notes Receivable

CHS Capital, LLC ("CHS Capital"), our wholly-owned subsidiary, has short-term notes receivable from commercial and producer borrowers. The short-term notes receivable have maturity terms of 12 months or less and are reported at their outstanding unpaid principal balances, adjusted for the allowance of loan losses, as CHS Capital has the intent and ability to hold the applicable loans for the foreseeable future or until maturity or pay-off. The carrying value of CHS Capital short-term notes receivable approximates fair value, given the notes' short duration and the use of market pricing adjusted for risk.

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

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $14.8 million and $17.0 million at November 30, 2017, and August 31, 2017, respectively. The long-term notes receivable are included in Other assets on our Consolidated Balance Sheets. As of November 30, 2017, and August 31, 2017, the commercial notes represented 32% and 17%, respectively, and the producer notes represented 68% and 83%, respectively, of the total CHS Capital notes receivable. As of November 30, 2017, and August 31, 2017, CHS Capital had no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable outstanding.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of November 30, 2017, CHS Capital's customers have additional available credit of $529.4 million.

Allowance for Loan Losses and Impairments

CHS Capital maintains an allowance for loan losses which is the estimate of potential incurred losses inherent in the loans receivable portfolio. In accordance with FASB ASC 450-20, Accounting for Loss Contingencies, and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the allowance for loan losses consists of general and specific components. The general component is based on historical loss experience and qualitative factors addressing operational risks and industry trends. The specific component relates to loans receivable that are classified as impaired. Additions to the allowance for loan losses are reflected within reserve and impairment charges (recoveries), net in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance. Recoveries of previously charged off amounts increase the allowance for loan losses. The amount of CHS Capital notes that were past due was not significant at any reporting date presented.

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

Sale of Receivables

Receivables Securitization Facility

On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility”) with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries sell trade accounts and notes receivable (the “Receivables”) to Cofina Funding, LLC (“Cofina”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility CHS accounts for Receivables sold under the Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing and derecognizes the sold Receivables from its Consolidated Balance Sheets.

Sales of Receivables by Cofina occur continuously and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by CHS following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of November 30, 2017, the total availability under the Securitization Facility was $700.0 million, of which all has been utilized. The Securitization Facility terminates on July 17, 2018, but may be extended. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes.

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

The fair value of the DPP receivable is determined by discounting the expected cash flows to be received based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. The DPP receivable is being measured like an investment in debt securities classified as available for sale, with changes to the fair value being recorded in other comprehensive income in accordance with ASC 320 - Investments - debt and equity securities. Our risk of loss following the transfer of Receivables under the Securitization Facility is limited to the DPP receivable outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP receivable is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Securitization Facility.

The following table is a reconciliation of the beginning and ending balances of the DPP receivable for the quarter ended November 30, 2017:

(Dollars in thousands)
Balance - as of August 31, 2017	$548,602
Monthly settlements, net	(27,100)
Balance - as of November 30, 2017	$521,502

There was no DPP receivable as of November 30, 2016, and therefore, no comparative period is included in the table above.

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to valued added taxes and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We do not bear any of the costs or operational risks associated with the related growing crops. The financing is largely collateralized by future crops and physical assets of the suppliers, carries a local market interest rate and settles when the farmer’s crop is harvested and sold.

Note 3        Inventories

	November 30, 2017	August 31, 2017
	(Dollars in thousands)
Grain and oilseed	$1,545,313	$1,145,285
Energy	720,938	755,886
Crop nutrients	222,053	248,699
Feed and farm supplies	483,805	353,130
Processed grain and oilseed	54,916	49,723
Other	19,076	23,862
Total inventories	$3,046,101	$2,576,585

As of November 30, 2017, we valued approximately 15% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (19% as of August 31, 2017). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $99.0 million and $186.2 million as of November 30, 2017, and August 31, 2017, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

	November 30, 2017	August 31, 2017
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,776,412	$2,756,076
Ventura Foods, LLC	350,602	347,016
Ardent Mills, LLC	209,926	206,529
TEMCO, LLC	39,235	41,323
Other equity method investments	265,621	268,444
Cost method investments	135,204	131,605
Total investments	$3,777,000	$3,750,993

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended November 30, 2017, and 2016, this amount was $20.3 million and $14.7 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products, and which constitutes our Foods segment. We account for Ventura Foods as an equity method investment, and as of November 30, 2017, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. The earnings are reported as equity income from investments in our Foods segment.

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

Note 5        Goodwill and Other Intangible Assets

Goodwill of $153.7 million and $154.1 million as of November 30, 2017, and August 31, 2017, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the three months ended November 30, 2017, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2017	$552	$142,929	$10,574	$154,055
Effect of foreign currency translation adjustments	—	(389)	—	(389)
Balances, November 30, 2017	$552	$142,540	$10,574	$153,666

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

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	November 30, 2017			August 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$42,391	$(11,695)	$30,696	$46,180	$(14,695)	$31,485
Trademarks and other intangible assets	6,536	(4,752)	1,784	23,623	(21,778)	1,845
Total intangible assets	$48,927	$(16,447)	$32,480	$69,803	$(36,473)	$33,330

Total amortization expense for intangible assets during the three months ended November 30, 2017, and 2016, was $0.9 million and $1.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,395
Year 2	3,373
Year 3	3,095
Year 4	3,037
Year 5	2,755

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2017.

	November 30, 2017	August 31, 2017
	(Dollars in thousands)
Notes payable	$2,182,243	$1,695,423
CHS Capital notes payable	298,021	292,792
Total notes payable	$2,480,264	$1,988,215

On November 30, 2017, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion which expires in September 2020. The outstanding balance on this facility was $1.1 billion and $480.0 million as of November 30, 2017, and August 31, 2017, respectively.

Interest expense for the three months ended November 30, 2017, and 2016, was $40.7 million and $38.3 million, respectively, net of capitalized interest of $1.8 million and $1.6 million, respectively.

Note 7        Equities

Changes in Equities

Changes in equities for the three months ended November 30, 2017, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(183,670)	$1,471,217	$12,591	$7,905,825
Reversal of prior year redemption estimates	1,561	—	—	—	—	—	—	1,561
Redemptions of equities	(1,449)	(53)	(59)	—	—	—	—	(1,561)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,498)	(66)	(344)	—	—	3,954	(3)	2,043
Net income (loss)	—	—	—	—	—	180,083	(464)	179,619
Other comprehensive income (loss), net of tax	—	—	—	—	5,225	—	—	5,225
Estimated 2018 cash patronage refunds	—	—	—	—	—	(50,702)	—	(50,702)
Estimated 2018 equity redemptions	(19,901)	—	—	—	—	—	—	(19,901)
Balance, November 30, 2017	$3,885,139	$29,717	$404,984	$2,264,038	$(178,445)	$1,520,218	$12,124	$7,937,775

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three months ended November 30, 2017, and 2016:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(135,046)	$10,041	$(6,954)	$(51,711)	$(183,670)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	4,044	(435)	(1,008)	2,601
Amounts reclassified out	6,816	—	429	(2,042)	5,203
Total other comprehensive income (loss), before tax	6,816	4,044	(6)	(3,050)	7,804
Tax effect	(2,620)	(404)	2	443	(2,579)
Other comprehensive income (loss), net of tax	4,196	3,640	(4)	(2,607)	5,225
Balance as of November 30, 2017, net of tax	$(130,850)	$13,681	$(6,958)	$(54,318)	$(178,445)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2016, net of tax	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	1,259	620	(18,940)	(17,061)
Amounts reclassified out	5,250	—	440	(15)	5,675
Total other comprehensive income (loss), before tax	5,250	1,259	1,060	(18,955)	(11,386)
Tax effect	(2,011)	(482)	(406)	(209)	(3,108)
Other comprehensive income (loss), net of tax	3,239	777	654	(19,164)	(14,494)
Balance as of November 30, 2016, net of tax	$(161,907)	$6,433	$(8,542)	$(62,204)	$(226,220)

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

Components of net periodic benefit costs for the three months ended November 30, 2017, and 2016, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit costs for the three months ended November 30 are as follows:	(Dollars in thousands)
Service cost	$9,919	$9,383	$137	$259	$236	$353
Interest cost	6,002	7,692	178	352	227	427
Expected return on assets	(12,040)	(12,014)	—	—	—	—
Prior service cost (credit) amortization	359	402	8	57	(141)	(30)
Actuarial (gain) loss amortization	6,888	4,765	15	173	(306)	(116)
Net periodic benefit cost	$11,128	$10,228	$338	$841	$16	$634

Employer Contributions

Total contributions to be made during fiscal 2018 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2017, we made no contributions to the pension plans. At this time, we do not anticipate being required to make a contribution for our benefit plans in fiscal 2018.

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

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified annual quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. Our Foods segment consists solely of our equity method investment in Ventura Foods. Corporate and Other primarily represents our non-consolidated wheat milling operations, as well as our financing, hedging and insurance operations.

Corporate administrative expenses and interest are allocated to each business segment, and Corporate and Other, based on direct usage for services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

Segment information for the three months ended November 30, 2017, and 2016, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2017:	(Dollars in thousands)
Revenues	$2,087,703	$6,086,680	$—	$—	$18,775	$(144,269)	$8,048,889
Operating earnings (loss)	117,173	60,822	(3,135)	(2,467)	4,488	—	176,881
(Gain) loss on investments	—	(2,819)	—	—	—	—	(2,819)
Interest expense	5,635	17,604	13,272	—	4,581	(390)	40,702
Other (income) loss	(393)	(20,228)	(1,738)	—	(226)	390	(22,195)
Equity (income) loss from investments	(1,152)	(8,254)	(20,335)	(3,440)	(5,181)	—	(38,362)
Income (loss) before income taxes	$113,083	$74,519	$5,666	$973	$5,314	$—	$199,555
Intersegment revenues	$(137,204)	$(4,033)	$—	$—	$(3,032)	$144,269	$—

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2016:	(Dollars in thousands)
Revenues	$1,700,180	$6,435,994	$—	$—	$27,441	$(115,365)	$8,048,250
Operating earnings (loss)	72,780	109,597	(4,029)	(2,797)	10,940	—	186,491
(Gain) loss on investments	—	7,385	—	—	16	—	7,401
Interest expense	4,268	16,339	12,736	—	7,974	(3,052)	38,265
Other (income) loss	(309)	(17,923)	(29,106)	—	(115)	3,052	(44,401)
Equity (income) loss from investments	(1,162)	(5,417)	(14,696)	(13,369)	(5,684)	—	(40,328)
Income (loss) before income taxes	$69,983	$109,213	$27,037	$10,572	$8,749	$—	$225,554
Intersegment revenues	$(110,087)	$(3,765)	$—	$—	$(1,513)	$115,365	$—

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

	November 30, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$324,867	$—	$36,052	$288,815
Foreign exchange derivatives	4,297	—	2,741	1,556
Interest rate derivatives - hedge	3,596	—	—	3,596
Embedded derivative asset	22,271	—	—	22,271
Total	$355,031	$—	$38,793	$316,238
Derivative Liabilities:
Commodity and freight derivatives	$224,656	$10,358	$36,052	$178,246
Foreign exchange derivatives	7,556	—	2,741	4,815
Interest rate derivatives - hedge	2,641	—	—	2,641
Total	$234,853	$10,358	$38,793	$185,702

	August 31, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$384,648	$—	$35,080	$349,568
Foreign exchange derivatives	8,771	—	3,636	5,135
Interest rate derivatives - hedge	9,978	—	—	9,978
Embedded derivative asset	25,533	—	—	25,533
Total	$428,930	$—	$38,716	$390,214
Derivative Liabilities:
Commodity and freight derivatives	$309,762	$3,898	$35,080	$270,784
Foreign exchange derivatives	19,931	—	3,636	16,295
Interest rate derivatives - hedge	707	—	—	707
Total	$330,400	$3,898	$38,716	$287,786

The amount of long-term derivative assets and liabilities recorded on the Consolidated Balance Sheet at November 30, 2017, were $71.8 million and $8.6 million, respectively. The amount of long-term derivative assets and liabilities recorded on the Consolidated Balance Sheet at August 31, 2017, were $196.9 million and $14.4 million, respectively.

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments for accounting purposes. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2017, and 2016.

		For the Three Months Ended November 30,
	Location of Gain (Loss)	2017	2016
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$27,752	$18,410
Foreign exchange derivatives	Cost of goods sold	6,766	6,024
Foreign exchange derivatives	Marketing, general and administrative	(495)	145
Interest rate derivatives	Interest expense	(1)	2
Embedded derivative	Other income	1,738	29,106
Total		$35,760	$53,687

Commodity and Freight Contracts

As of November 30, 2017, and August 31, 2017, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	November 30, 2017		August 31, 2017
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	588,263	805,041	570,673	768,540
Energy products - barrels	16,254	19,300	15,072	18,252
Processed grain and oilseed - tons	196	1,700	299	2,347
Crop nutrients - tons	25	4	9	15
Ocean and barge freight - metric tons	4,785	3,144	2,777	1,766
Rail freight - rail cars	151	68	176	75
Natural gas - MMBtu	1,500	—	500	—

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $646.3 million and $776.7 million as of November 30, 2017, and August 31, 2017, respectively.

Embedded Derivative Asset

Under the terms of our strategic investment in CF Nitrogen, if CF Industries' credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a non-refundable annual payment of $5.0 million from CF Industries in November of each year until the date that CF Industries' credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier.
During the three months ended November 30, 2016, CF Industries' credit rating was reduced below the specified levels and we received a $5.0 million payment from CF Industries, which was recorded as a gain in our Consolidated Statement of Operations. We also recorded an embedded derivative asset of $24.1 million on our Consolidated Balance Sheet and a corresponding gain in our Consolidated Statement of Operations for the fair value of the embedded derivative asset during the three months ended November 30, 2016. During the three months ended November 30, 2017, we received a second $5.0 million payment from CF Industries. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of November 30, 2017, was equal to $22.3 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheets, respectively. See Note 11, Fair Value Measurements for more information on the valuation of the embedded derivative asset.

Derivatives Designated as Fair Value Hedging Strategies

As of November 30, 2017, and August 31, 2017, we have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During the three months ended November 30, 2017, and 2016, we recorded offsetting fair value adjustments of $8.3 million and $13.3 million, respectively, with no ineffectiveness recorded in earnings.

Note 11        Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs or market data that a market participant would obtain from independent sources to value the asset or liability. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The fair value hierarchy consists of three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recurring fair value measurements at November 30, 2017, and August 31, 2017, are as follows:

	November 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$29,637	$295,230	$—	$324,867
Foreign currency derivatives	—	4,297	—	4,297
Interest rate swap derivatives	—	3,596	—	3,596
Deferred compensation assets	53,348	—	—	53,348
Deferred purchase price receivable	—	—	521,502	521,502
Embedded derivative asset	—	22,271	—	22,271
Other assets	17,784	—	—	17,784
Total	$100,769	$325,394	$521,502	$947,665
Liabilities:
Commodity and freight derivatives	$25,299	$199,357	$—	$224,656
Foreign currency derivatives	—	7,556	—	7,556
Interest rate swap derivatives	—	2,641	—	2,641
Total	$25,299	$209,554	$—	$234,853

	August 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$48,491	$336,157	$—	$384,648
Foreign currency derivatives	—	8,771	—	8,771
Interest rate swap derivatives	—	9,978	—	9,978
Deferred compensation assets	52,414	—	—	52,414
Deferred purchase price receivable	—	—	548,602	548,602
Embedded derivative asset	—	25,533	—	25,533
Other assets	14,846	—	—	14,846
Total	$115,751	$380,439	$548,602	$1,044,792
Liabilities:
Commodity and freight derivatives	$31,189	$278,573	$—	$309,762
Foreign currency derivatives	—	19,931	—	19,931
Interest rate swap derivatives	—	707	—	707
Total	$31,189	$299,211	$—	$330,400

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

Deferred purchase price receivable — The fair value of the DPP receivable included in receivables, net and other assets, is determined by discounting the expected cash flows to be received. The expected cash flows are primarily based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. Significant changes in the anticipated credit losses could result in a significantly higher (or lower) fair value measurement. Due to the use of significant unobservable inputs in the pricing model, including management's assumptions related to anticipated credit losses, the DPP receivable is classified as a Level 3 fair value measurement. The reconciliation of the DPP receivable for the period ended November 30, 2017, is included in Note 2, Receivables.

Embedded derivative asset — The embedded derivative asset relates to contingent payments inherent in our investment in CF Nitrogen. The inputs into the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 10, Derivative Financial Instruments and Hedging Activities for additional information.

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three months ended November 30, 2017.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of November 30, 2017, our bank covenants allowed maximum guarantees of $1.0 billion, of which $101.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2017.

Lease Commitments

On November 30, 2017, we completed a sale-leaseback transaction for our primary corporate office building located in Inver Grove Heights, Minnesota. Simultaneous with the closing of the sale, the Company entered into a 20-year operating lease arrangement with base annual rent of approximately $3.4 million during the first year, followed by annual increases of 2% through the remainder of the lease period.

Note 13        Subsequent Events

United States Tax Reform

            On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate reduction from 35% to 21%, repeal of the Section 199 Domestic Production Activities Deduction and enactment of the Deduction for Qualified Business Income of Pass-Thru Entities. We are in the process of analyzing the legislation and determining an estimate of the financial impact. Currently, we expect to record a material tax benefit due to the revaluation of our net deferred tax liability position included in our Consolidated Balance Sheets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2018 First Quarter Highlights

•	Fiscal 2018 Priorities Update

•	Fiscal 2018 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (including the information presented therein under Risk Factors), as well as the consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

•	Nitrogen Production Segment - consists solely of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen") and produces and distributes nitrogen fertilizer, a commodity chemical.

•
Foods Segment - consists solely of our equity method investment in Ventura Foods, LLC ("Ventura Foods") and is a processor and distributor of edible oils used in food preparation and a packager of food products.

In addition, other operating activities, primarily our non-consolidated wheat milling joint venture, as well as our financing, hedging and insurance operations, have been aggregated within Corporate and Other.

The consolidated financial statements include the accounts of CHS and all of our wholly-owned and majority-owned subsidiaries and limited liability companies. The effects of all significant intercompany transactions have been eliminated.

Corporate administrative expenses and interest are allocated to each reporting segment, along with Corporate and Other, based on direct usage for services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Management's Focus. When evaluating our operating performance, management focuses on gross profit and income before income taxes. As a company that operates heavily in commodities, there is significant unpredictability and volatility in pricing and costs. As such, we focus on managing the margin we can earn and the resulting income before income taxes. Management also focuses on ensuring the strength of the balance sheet through the appropriate management of financial liquidity, working capital, capital deployment, capital resources and overall leverage.

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

* It should be noted the third quarter of fiscal 2017 was impacted by material charges that caused income (loss) before income taxes for that period to deviate from historical trends.

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

Business Strategy

Our business strategy is to help our owners grow by maximizing returns and optimizing our various operations to ensure that our core businesses are strategically positioned today and for the future. We are focusing on improving efficiency and, when necessary, disposing of assets that that are not strategic and/or do not meet our internal measurement expectations. We are also focused on maintaining financial flexibility by optimizing debt levels and ensuring adequate financial liquidity so we can effectively operate throughout the agriculture and energy economic cycles.

Fiscal 2018 First Quarter Highlights

•	Margins were lower in our Ag segment compared to prior year results; however, we did see improvements in our Energy business compared to the prior year.

•	Long-term debt (including the current portion) was reduced by $172.0 million by monetizing certain assets and actively managing cash flow.

•
Continued our active management of the balance sheet which resulted in the decision that no cash patronage would be issued in fiscal 2018 for fiscal 2017 results, and equity retirements would be limited to $10 million for estates.

Fiscal 2018 Priorities Update

During the three months ended November 30, 2017, we continue to make improvements in our management of risk and the granting of credit through enhancements in the related policies, practices and operations. We finalized decisions to dispose of certain assets within our Ag segment that were determined to not be strategic and were not meeting our performance expectations. We also continued our focus on restoring financial flexibility by monetizing certain assets and paying down long-term debt.

Fiscal 2018 Trends Update

Our business is cyclical and the Ag and Energy industries are currently in a challenging environment characterized by reduced commodity prices, lower margins, reduced liquidity and increased leverage. We are unable to predict how long this current environment will last or how severe it will ultimately be; however, at this time, although there was an increase in Energy margins in the first quarter of fiscal 2018, we do not foresee significant changes to the core economic environment during the remainder of fiscal 2018. During this period, we expect our revenues, margins and cash flows from our core operations to continue to be under pressure.

Results of Operations

Consolidated Statements of Operations

	For the Three Months Ended November 30
	2017	2016
	(Dollars in thousands)
Revenues	$8,048,889	$8,048,250
Cost of goods sold	7,735,627	7,695,553
Gross profit	313,262	352,697
Marketing, general and administrative	140,168	147,849
Reserve and impairment charges (recoveries), net	(3,787)	18,357
Operating earnings (loss)	176,881	186,491
(Gain) loss on investments	(2,819)	7,401
Interest expense	40,702	38,265
Other (income) loss	(22,195)	(44,401)
Equity (income) loss from investments	(38,362)	(40,328)
Income (loss) before income taxes	199,555	225,554
Income tax expense (benefit)	19,936	16,612
Net income (loss)	179,619	208,942
Net income (loss) attributable to noncontrolling interests	(464)	(208)
Net income (loss) attributable to CHS Inc.	$180,083	$209,150

The charts below detail revenues and income (loss) before income taxes by reportable segment for the first quarter of fiscal 2018. Our Nitrogen Production and Foods reportable segments represent equity methods investments, and as such record earnings and allocated expenses but not revenue.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$113,083	$69,983	$43,100	61.6%

The following table and commentary present the primary reasons for the changes in income (loss) before income taxes ("IBIT") for the Energy segment for the three months ended November 30, 2017, compared to the prior year:

Change
Three Months Ended November 30
(Dollars in millions)
Volume	$(1)
Price	37
Other*	2
Non-gross profit related activity+	5
Total change in Energy IBIT	$43
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses, (gain) loss on investments, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the three months ended November 30, 2017, and 2016

The $43.1 million increase in the Energy segment IBIT reflects the following:

•
Primarily driven by improved margins within refined fuels, caused by lower market inventories in the energy industry due to an active hurricane season in the Gulf of Mexico which resulted in oil production and refining operations being temporarily suspended in major centers of production along a critical portion of the Gulf coast of the United States, driving prices higher.

•	This increase was partially offset by a 3% decrease in volumes in Refined Fuels.

•
We are subject to the Renewable Fuels Standard program ("RFS"), which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs under the RFS in our renewable fuels operations and through our blending activities at our terminals. However, we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile. On November 30, 2017, the EPA released the final mandate for year 2018.

Ag

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$74,519	$109,213	$(34,694)	(31.8)%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for the three months ended November 30, 2017, compared to the prior year:

Change
Three Months Ended November 30
(Dollars in millions)
Volume	$(7)
Price	(41)
Other*	(18)
Impairment+	22
Non-gross profit related activity+	9
Total change in Ag IBIT	$(35)
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), net, (gain) loss on investments, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the three months ended November 30, 2017, and 2016

The $34.7 million decrease in Ag segment IBIT reflects the following:

•	Grain marketing IBIT decreased primarily due to lower grain volumes and associated margins.

•
Country operations IBIT increased due to improved margins along with a gain of approximately $7.1 million due to the sale of a non-strategic North American location, a gain on the sale of a domestic investment of $2.2 million, and recognition of approximately $5.3 million associated with the recovery of a loan that was written off in the prior fiscal year.

•	Processing and food ingredients IBIT decreased primarily caused by lower margins along with one-time severance charges and other costs associated with held for sale assets.

•	Crop nutrients IBIT increased, driven by higher associated margins.

•	Renewable fuels marketing and production operations IBIT decreased primarily resulting from lower margins.

All Other Segments

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT	$5,666	$27,037	$(21,371)	(79.0)%
Foods IBIT	$973	$10,572	$(9,599)	(90.8)%
Corporate and Other IBIT	$5,314	$8,749	$(3,435)	(39.3)%

Comparison of All Other Segments IBIT for the three months ended November 30, 2017, and 2016

Our Nitrogen Production segment IBIT decreased due to a gain in the prior year of $29.1 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the current fiscal year. This was partially offset by higher equity method income in the current year driven by improved prices on urea and urea ammonium nitrate, which are produced and sold by CF Nitrogen. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information. Our Foods segment IBIT decreased in the first quarter of fiscal 2018 due to lower margins earned by Ventura Foods, as its customers put significant pressure on pricing and it experienced acquisition integration challenges. Corporate and Other IBIT decreased due to lower earnings from our wheat milling joint venture and reduced interest revenue from our financing group resulting from the sale of loans receivable.

Revenues by Segment

Energy

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Revenue	$1,950,499	$1,590,093	$360,406	22.7%

The following table and commentary present the primary reasons for the changes in revenue for the Energy segment for the three months ended November 30, 2017, compared to the prior year:

Change
Three Months Ended November 30
(Dollars in millions)
Volume	$(36)
Price	377
Other*	19
Total change in Energy revenue	$360
* Other includes retail and non-commodity type activities.

Comparison of Energy segment revenue for the three months ended November 30, 2017, and 2016

The $360.4 million increase in Energy revenue reflects the following:

•
Refined fuels revenues rose $257.7 million (20%), of which approximately $298.0 million related to an increase in the net average selling price, partially offset by $40.3 million related to lower sales volumes, compared to the prior year. The selling price of refined fuels products increased an average of $0.36 (24%) per gallon, and sales volumes decreased 3%, compared to the previous year.

•
Propane revenues increased $87.9 million (57%), of which $78.0 million was attributable to a rise in the net average selling price and $9.9 million was attributable to higher volumes. Propane sales volume increased 6% and the average selling price of propane increased $0.31 (47%) per gallon, when compared to the previous year.

Ag

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Revenue	$6,082,647	$6,432,229	$(349,582)	(5.4)%

The following table and commentary present the primary reasons for the changes in revenue for the Ag segment for the three months ended November 30, 2017, compared to the prior year:

Change
Three Months Ended November 30
(Dollars in millions)
Volume	$(360)
Price	4
Other*	6
Total change in Ag revenue	$(350)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment revenue for the three months ended November 30, 2017 and 2016

The $349.6 million decrease in Ag segment revenue reflects the following:

•
Grain and oilseed revenues attributable to country operations and grain marketing totaled $4.4 billion and $4.7 billion for the three months ended November 30, 2017, and 2016, respectively. The grain and oilseed revenue decrease of $338.1 million (7%) was attributable to a decline in volumes of $368.6 million, partially offset by $30.5 million in higher average grain selling prices. The average sales price of all grain and oilseed commodities sold increased $0.04 per bushel. Wheat, corn and soybean volumes decreased by approximately 8% compared to the prior year. The decrease in volumes was due to lower export activity compared to the same period in the prior year caused by increased global competition.

•
Our processing and food ingredients revenue decreased $26.8 million, primarily due to a $11.7 million decline resulting from the prior-year sale of an international location, along with a decline in volumes of $24.5 million (7%). These declines were partially offset by an average sales price increase of $0.39 (3%) per bushel or $9.4 million related to our oilseed commodities.

•
Wholesale crop nutrient revenues attributable to crop nutrients and grain marketing decreased $3.9 million due to lower average fertilizer selling prices of $21.2 million, partially offset by higher volumes of $17.3 million. Our wholesale crop nutrient volumes increased 4% and the average sales price of all fertilizers sold reflected a decrease of $12.72 (5%) per ton compared to the prior year. The increase in volumes was due to improved market conditions from the prior year as well as supply chain management improvements.

•
Our renewable fuels revenues from our marketing and production operations decreased $13.7 million primarily the result of a lower average sales price of $0.11 (7%) per gallon or $24.1 million, partially offset by 3% higher volumes or $10.3 million. Market supply and demand forces decreased average sales prices.

•
The remaining Ag segment product revenues related primarily to feed and farm supplies increased $26.5 million mainly due to increases in diesel sold and a rise in propane sold for home heating due to colder temperatures.

All Other Segments

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenue	$15,743	$25,928	$(10,185)	(39.3)%

Comparison of All Other Segments revenue for the three months ended November 30, 2017, and 2016

Corporate and Other revenue decreased due to the sale of loans receivable upon which interest was previously being recognized. Our Nitrogen Production and Foods reportable segments represent equity method investments, and as such record earnings and allocated expenses but not revenue.

Cost of Goods Sold by Segment

Energy

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,800,404	$1,478,610	$321,794	21.8%

The following table and commentary present the primary reasons for the changes in cost of goods sold ("COGS") for the Energy segment for the three months ended November 30, 2017, compared to the prior year:

Change
Three Months Ended November 30
(Dollars in millions)
Volume	$(35)
Price	340
Other*	17
Total change in Energy cost of goods sold	$322
* Other includes retail and non-commodity type activities.

Comparison of Energy segment COGS for the three months ended November 30, 2017, and 2016

The $321.8 million increase in Energy segment COGS reflects the following:

•
Refined fuels cost of goods sold increased $196.1 million (16%), which reflects a $0.28 (19%) per gallon or $234.6 million rise in the average cost of refined fuels, partially offset by a decrease of 3% in volume or $38.5 million.

•
The increase in propane cost of goods sold of $112.1 million was attributable to a 6% rise in volumes or $7.8 million and an increase in average cost of $0.32 (62%) per gallon or $79.7 million. In addition, there were certain manufacturing changes that reduced cost of goods sold by $24.6 million in fiscal 2017 that did not reoccur in fiscal 2018.

Ag

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,936,062	$6,220,190	$(284,128)	(4.6)%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for the three months ended November 30, 2017, compared to the prior year:

Change
Three Months Ended November 30
(Dollars in millions)
Volume	$(353)
Price	45
Other*	24
Total change in Ag cost of goods sold	$(284)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment COGS for the three months ended November 30, 2017, and 2016

The $284.1 million decrease in Ag segment COGS reflects the following:

•
Grain and oilseed cost of goods sold attributable to country operations and grain marketing totaled $4.3 billion and $4.6 billion for the three months ended November 30, 2017, and 2016, respectively. The costs of grains and oilseed procured through our Ag segment decreased $299.2 million. The majority of the decline was driven by an 8% decrease in volumes of $360.9 million, partially offset by a higher average cost per bushel of $0.08 (1%) or $61.7 million. The decrease in volumes was due to lower export activity compared to the same period in the prior year.

•
Processing and food ingredients cost of goods sold increased $5.5 million (2%) and is comprised of $47.4 million from a higher average cost of oilseeds purchased for further processing, partially offset by $22.2 million in lower volumes, plus a $19.7 million decline due to the sale of an international location in the prior year. Changes in cost are typically driven by the market price of soybeans purchased.

•
Wholesale crop nutrients cost of goods sold attributable to crop nutrients and grain marketing increased by $1.2 million (less than 1%), caused primarily by an increase of 4%, or $16.5 million, in tons sold. The increase was partially offset by a decline of 4%, or $15.3 million, in average cost per ton of product. The increase in volumes and decrease in the prices paid for goods were due to better market conditions compared to the prior year, as well as beneficial changes in supply chain management.

•
Renewable fuels cost of goods sold decreased $3.6 million (1%) resulting from a decrease in the average cost per gallon of $0.06 (4%) or $13.2 million, which was mostly offset by an increase in volume of 3% or $9.7 million.

•	The remaining Ag segment product cost of goods sold, primarily feed and farm supplies, decreased $11.7 million due to lower costs incurred related to crop protection services and sunflower processing.

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

All Other Segments

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$219	$(884)	$1,103	124.8%
Corporate and Other COGS	$(1,058)	$(2,363)	$1,305	55.2%

Comparison of All Other Segments COGS for the three months ended November 30, 2017, and 2016

The increase in COGS for our Nitrogen Production segment for fiscal 2018 was due to an unfavorable variance on our natural gas hedges. The increase in COGS for Corporate and Other for fiscal 2018 was due to increased commission expense as a result of higher volumes of transactions in our financing, hedging and insurance operations. Our Foods reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not COGS.

Marketing, General and Administrative Expenses

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$140,168	$147,849	$(7,681)	(5.2)%

Comparison of marketing, general and administrative expenses for the three months ended November 30, 2017, and 2016

The $7.7 million decrease in marketing, general and administrative expenses is primarily due to lower compensation expenses and lower brokerage commissions.

Reserve and Impairment Charges (Recoveries), net

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$(3,787)	$18,357	$(22,144)	(120.6)%

Comparison of reserve and impairment charges (recoveries), net for the three months ended November 30, 2017, and 2016

The $22.1 million decrease in reserve and impairment charges (recoveries), net reflects the following:

•	During fiscal 2017, an allowance for doubtful accounts of $18.4 million was recorded, including loan loss reserves related to a single producer borrower.

•
In fiscal 2018, we recovered approximately $5.3 million associated with a loan that was previously written off in the prior fiscal year, partially offset by increases in bad debt expense of approximately $1.5 million. As a result, the current fiscal year to date reflects a net recovery.

Gain (Loss) on Investments

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Gain (loss) on investments	$2,819	$(7,401)	$10,220	138.1%

Comparison of gain (loss) on investments for the three months ended November 30, 2017, and 2016

The increase in gain (loss) on investments is mainly attributable to a gain on the sale of a domestic investment of $2.2 million in fiscal 2018, compared to a $7.4 million loss on the sale of an international investment during fiscal 2017 which did not reoccur in fiscal 2018.

Interest Expense

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Interest expense	$40,702	$38,265	$2,437	6.4%

Comparison of interest expense for the three months ended November 30, 2017, and 2016

The $2.4 million increase in interest expense for fiscal 2018 was primarily due to higher interest expense associated with higher interest rates.

Other Income (Loss)

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Other income (loss)	$22,195	$44,401	$(22,206)	(50.0)%

Comparison of other income (loss) for the three months ended November 30, 2017, and 2016

The $22.2 million decrease in other income (loss) reflects the following:

•
During fiscal 2017, we recorded a gain of $29.1 million associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen that did not reoccur during fiscal 2018. See Note 10, Derivative Financial Instruments and Hedging Activities, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

•	In fiscal year 2018, we sold a non-strategic North American location in our Ag segment that resulted in a gain of approximately $7.1 million.

Equity Income (Loss) from Investments

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Equity income (loss) from investments	$38,362	$40,328	$(1,966)	(4.9)%

Comparison of equity income (loss) from investments for the three months ended November 30, 2017, and 2016

Equity income (loss) from investments primarily decreased due to lower equity income recognized from our equity method investments in Ventura Foods, TEMCO, LLC, and Ardent Mills, LLC caused by lower margins, which was partially offset by higher equity income recognized from our equity method investment in CF Nitrogen. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes

	For the Three Months Ended November 30		Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Income taxes	$(19,936)	$(16,612)	$(3,324)	(20.0)%

Comparison of income taxes for the three months ended November 30, 2017, and 2016

During the first quarter of fiscal 2018, we had an increase in income tax expense when compared to the first quarter of fiscal 2017, resulting in effective tax rates of 10.0% and 7.4%, respectively. The federal and state statutory rate applied to nonpatronage business activity was 38.4% and 38.3% for the periods ended November 30, 2017, and 2016, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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
On November 30, 2017, we had working capital, defined as current assets less current liabilities, of $435.9 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $181.9 million and a current ratio of 1.0 on August 31, 2017. On November 30, 2016, we had working capital of $378.6 million and a current ratio of 1.0 compared to working capital of $414.4 million and a current ratio of 1.1 on August 31, 2016.
As of November 30, 2017, we had cash and cash equivalents of $252.1 million, total equities of $7.9 billion, long-term debt of $2.0 billion and notes payable of $2.5 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying our dividends, reducing funded debt and taking advantage of strategic opportunities that benefit our owners. We expect the down cycle in the Ag industry to continue and while we maintain appropriate levels of liquidity, we will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of nonstrategic or underperforming assets. We believe that cash generated by operating activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

Fiscal 2018 and 2017 Activity
On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility” or the "Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, CHS Capital and CHS both sell eligible trade accounts and notes receivable (“Receivables”) they have originated to Cofina Funding, LLC (“Cofina Funding”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina Funding in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility, CHS accounts for Receivables sold under the facility as a sale of financial assets and derecognizes the sold Receivables from its Consolidated Balance Sheets. The amount available under the Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of November 30, 2017, the total availability under the Securitization Facility was $700.0 million, all of which had been utilized.
The Facility agreement contains certain customary representations and warranties and affirmative covenants, including as to the eligibility of the Receivables being sold, and contains customary program termination events and non-reinvestment events. We were in compliance with all covenants associated with our Securitization Facility as of November 30, 2017.

Cash Flows

The following table presents summarized cash flow data for the three months ended November 30, 2017, and 2016:

			Change
	2017	2016	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(140,454)	$238,417	$(378,871)	(158.9)%
Net cash provided by (used in) investing activities	(62,770)	(327,022)	264,252	80.8%
Net cash provided by (used in) financing activities	271,738	327,472	(55,734)	(17.0)%
Effect of exchange rate changes on cash and cash equivalents	2,236	(2,696)	4,932	182.9%
Net increase (decrease) in cash and cash equivalents	$70,750	$236,171	$(165,421)	(70.0)%

Comparison of cash flow for the three months ended November 30, 2017, and 2016

The $378.9 million decrease in cash from operating activities reflects the following:

•	Reduced seasonal purchases of inventory offset by decreased accounts payable and accrued expenses.

•	Increased supplier advances due to timing of payments made in the first quarter of fiscal 2018 compared to payments made in the second quarter of fiscal 2017.

•	Decreased customer advance payments in the Ag segment due to lower sales volumes and drought conditions in the upper midwest.

The $264.3 million increase in cash from investing activities reflects the following:

•	Decreased CHS Capital notes receivable activity of $149.1 million.

•
Proceeds of $54.7 million due to sale of our primary corporate office building in Inver Grove Heights, Minnesota which was subsequently leased back to us. The proceeds received were used to pay down long-term debt.

•
Reduced acquisitions of property, plant and equipment and other business acquisitions primarily related to our plan to reduce our capital investments to allow us to actively reduce our funded debt obligations.

Cash from financing activities decreased $55.7 million, primarily due to changes in checks and drafts outstanding compared to the three months ended November 30, 2016.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures and payments for debt, interest, dividends and guarantees. The following is a summary of our primary cash requirements for fiscal 2018:

•
Capital expenditures. We expect total capital expenditures for fiscal 2018 to be approximately $602.0 million, compared to capital expenditures of $446.7 million in fiscal 2017. Included in that amount for fiscal 2018 is approximately $221.0 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas refineries. During the three months ended November 30, 2017, we acquired plant, property and equipment of $85.8 million.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as a "turnaround") which typically occur for a five- to six-week period every 2-5 years. Our Laurel, Montana refinery has planned maintenance scheduled for fiscal 2018 for approximately $92.0 million.

•
Debt and interest. We expect to repay the remaining $25.0 million of current maturities of long term debt during fiscal 2018. During the three months ended November 30, 2017, we repaid $160.0 million of long term debt consisting of scheduled debt maturities and optional prepayments.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at November 30, 2017. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2018.

•
Guarantees. We intend to fund a total of approximately $170.0 million in loan guarantees to our Brazilian operations in the first nine months of fiscal 2018 as a result of losses in the prior fiscal year caused by a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law. During the three months ended November 30, 2017, we funded $25.0 million in guarantees.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of November 30, 2017:

Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
		November 30, 2017
		(Dollars in thousands)
Committed Five-Year Unsecured Facility	2020	$3,000,000	$1,080,000	LIBOR+0.00% to 1.45%
Uncommitted Bilateral Facilities	2018	250,000	250,000	LIBOR+0.00% to 1.05%
In addition to our primary revolving lines of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2019, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of November 30, 2017, the outstanding balance under the facility was $260.0 million.
In addition to our uncommitted bilateral facility above, as of November 30, 2017, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $420.0 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $167.3 million outstanding as of November 30, 2017, of which $38.7 million was collateralized.

On November 30, 2017, and August 31, 2017, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, in the amount of $2.2 billion and $1.7 billion, respectively.

Long-term Debt Financing
The following table presents summarized long-term debt data as of November 30, 2017, and August 31, 2017:

	November 30, 2017	August 31, 2017
	(Dollars in thousands)
Private placement debt	$1,530,955	$1,643,886
Bank financing	391,000	445,000
Capital lease obligations	28,917	33,075
Other notes and contract payable	61,542	62,652
Deferred financing costs	(4,648)	(4,820)
	$2,007,766	$2,179,793
CHS Capital Financing
For a description of the Securitization Facility, see above in Fiscal 2018 and 2017 activity.
CHS Capital has available credit under master participation agreements with numerous counterparties. Prior to the fourth quarter of fiscal 2017, all borrowings under these agreements were accounted for as secured borrowings. During the fourth quarter of fiscal 2017, certain of these agreements were amended resulting in the Company accounting for the participations as the sale of financial assets. As of November 30, 2017, the remaining participations accounted for as secured borrowings bear interest at variable rates ranging from 2.94% to 4.45%. As of November 30, 2017, the total funding commitment under these agreements was $93.6 million, of which $58.5 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $192.1 million as of November 30, 2017, of which $135.2 million was borrowed under these commitments with an interest rate of 2.42%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of November 30, 2017, and are due upon demand. Borrowings under these notes totaled $104.2 million as of November 30, 2017.

Covenants
Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2017. Based on our current 2018 projections, we expect continued covenant compliance in the near term.
In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than a ratio of 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the three months ended November 30, 2017, and 2016, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.
Patronage and Equity Redemptions
In accordance with our bylaws and upon approval of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified distributions, with no cash patronage.
As authorized by our Board of Directors in September 2017, we intend to redeem individual member owned equity in fiscal 2018, in an amount not to exceed $10 million. During the three months ended November 30, 2017, $1.6 million of that amount was redeemed in cash, compared to $9.5 million redeemed in cash during the three months ended November 31, 2016. In addition, $2.1 million of equities related to the Board of Director authorized fiscal 2017 redemption were redeemed during the three months ended November 30, 2017, due to the administrative timing of the payments.

Preferred Stock

The following is a summary of our outstanding preferred stock as of November 30, 2017, all shares of which are listed on the Global Select Market of Nasdaq:

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

(e)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003 through 2010.

(f)	Shares of Class B Cumulative Redeemable Preferred Stock, Series 1 were issued on September 26, 2013, August 25, 2014, March 31, 2016, and March 30, 2017.
Dividends paid on our preferred stock during the three months ended November 30, 2017, and 2016, were $42.2 million and $41.8 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Minimum future lease payments required under noncancelable operating leases as of November 30, 2017, were $317.1 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2017, our bank covenants allowed maximum guarantees of $1.0 billion, of which $101.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2017.

Debt

We have no material off balance sheet debt.

Receivables Securitization Facility and Loan Participations

In fiscal 2017, we engaged in off-balance sheet arrangements through our Securitization Facility and certain loan participation agreements. Refer to further details about these arrangements in Note 2, Receivables, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended August 31, 2017, for additional information.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2017, have not materially changed during the three months ended November 30, 2017.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2017, have not materially changed during the three months ended November 30, 2017.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2017, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of November 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding our other reportable legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 6.     EXHIBITS

Exhibit	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 10, 2018	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer