Form 10-Q
period 2018-02-28
CHS INC
filed 2018-04-04
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2018.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2018	August 31, 2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$190,426	$181,379
Receivables	1,765,640	1,869,632
Inventories	3,650,158	2,576,585
Derivative assets	429,625	232,017
Margin deposits	188,167	206,062
Supplier advance payments	658,815	249,234
Other current assets	310,674	299,618
Total current assets	7,193,505	5,614,527
Investments	3,752,876	3,750,993
Property, plant and equipment	5,179,868	5,356,434
Other assets	958,613	1,251,802
Total assets	$17,084,862	$15,973,756
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,993,456	$1,988,215
Current portion of long-term debt	46,290	156,345
Customer margin deposits and credit balances	106,323	157,914
Customer advance payments	727,535	413,163
Accounts payable	1,835,289	1,951,292
Derivative liabilities	372,406	316,018
Accrued expenses	459,867	437,527
Dividends and equities payable	128,700	12,121
Total current liabilities	6,669,866	5,432,595
Long-term debt	1,915,843	2,023,448
Long-term deferred tax liabilities	171,844	333,221
Other liabilities	265,349	278,667
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,307,292	4,341,649
Accumulated other comprehensive loss	(168,225)	(183,670)
Capital reserves	1,646,837	1,471,217
Total CHS Inc. equities	8,049,942	7,893,234
Noncontrolling interests	12,018	12,591
Total equities	8,061,960	7,905,825
Total liabilities and equities	$17,084,862	$15,973,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$6,851,093	$7,320,406	$14,899,982	$15,368,656
Cost of goods sold	6,708,610	7,079,664	14,444,237	14,775,217
Gross profit	142,483	240,742	455,745	593,439
Marketing, general and administrative	186,716	157,862	326,881	305,711
Reserve and impairment charges (recoveries), net	(11,349)	72,373	(15,133)	90,730
Operating earnings (loss)	(32,884)	10,507	143,997	196,998
(Gain) loss on investments	(4,100)	(2,782)	(6,919)	4,619
Interest expense	40,176	39,945	80,878	78,210
Other (income) loss	(14,969)	(14,453)	(37,164)	(58,854)
Equity (income) loss from investments	(39,441)	(35,800)	(77,803)	(76,128)
Income (loss) before income taxes	(14,550)	23,597	185,005	249,151
Income tax expense (benefit)	(181,176)	8,624	(161,240)	25,236
Net income (loss)	166,626	14,973	346,245	223,915
Net income (loss) attributable to noncontrolling interests	(48)	406	(512)	198
Net income (loss) attributable to CHS Inc.	$166,674	$14,567	$346,757	$223,717

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$166,626	$14,973	$346,245	$223,915
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $1,309, $2,312, $3,929 and $4,323, respectively	3,141	3,724	7,338	6,963
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $1,481, $600, $1,885 and $1,083, respectively	3,554	968	7,194	1,744
Cash flow hedges, net of tax expense (benefit) of $443, $598, $441 and $1,005, respectively	1,063	963	1,059	1,618
Foreign currency translation adjustment, net of tax expense (benefit) of $422, $(204), $(21) and $5, respectively	2,461	9,123	(146)	(10,041)
Other comprehensive income (loss), net of tax	10,219	14,778	15,445	284
Comprehensive income (loss)	176,845	29,751	361,690	224,199
Less: comprehensive income (loss) attributable to noncontrolling interests	(48)	406	(512)	198
Comprehensive income (loss) attributable to CHS Inc.	$176,893	$29,345	$362,202	$224,001

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$346,245	$223,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	240,349	241,730
Amortization of deferred major repair costs	32,839	36,431
Equity (income) loss from investments	(77,803)	(76,128)
Distributions from equity investments	78,461	86,096
Provision for doubtful accounts	(3,625)	97,113
Gain on disposal of business	(24,236)	—
Unrealized (gain) loss on crack spread contingent liability	—	(12,879)
Deferred taxes	(166,511)	22,366
Other, net	18,840	24,923
Changes in operating assets and liabilities, net of acquisitions:
Receivables	169,359	152,926
Inventories	(1,076,037)	(1,389,281)
Derivative assets	(33,757)	120,346
Margin deposits	17,895	19,985
Supplier advance payments	(409,581)	(354,105)
Other current assets and other assets	21,344	(3,401)
Customer margin deposits and credit balances	(51,591)	(59,284)
Customer advance payments	314,372	457,095
Accounts payable and accrued expenses	(44,413)	58,427
Derivative liabilities	50,922	(239,894)
Other liabilities	(58,252)	(49,555)
Net cash provided by (used in) operating activities	(655,180)	(643,174)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(142,886)	(207,877)
Proceeds from disposition of property, plant and equipment	59,680	6,794
Proceeds from sale of business	53,552	—
Expenditures for major repairs	(2,832)	(687)
Short-term investments, net	(19,922)	(2,742)
Investments in joint ventures and other	(664)	(5,628)
Investments redeemed	6,496	2,660
Proceeds from sale of investments	4,177	6,041
Changes in CHS Capital notes receivable, net	(25,846)	(108,060)
Financing extended to customers	(66,014)	(41,358)
Payments from customer financing	30,893	60,789
Other investing activities, net	6,206	4,924
Net cash provided by (used in) investing activities	(97,160)	(285,144)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	18,414,973	21,159,218
Payments on lines of credit, long term-debt and capital lease obligations	(17,512,264)	(20,062,366)
Changes in checks and drafts outstanding	(45,925)	1,388
Preferred stock dividends paid	(84,334)	(83,650)
Retirements of equities	(4,742)	(13,670)
Cash patronage dividends paid	—	(103,879)
Other financing activities, net	(3,949)	2,551
Net cash provided by (used in) financing activities	763,759	899,592
Effect of exchange rate changes on cash and cash equivalents	(2,372)	(786)
Net increase (decrease) in cash and cash equivalents	9,047	(29,512)
Cash and cash equivalents at beginning of period	181,379	279,313
Cash and cash equivalents at end of period	$190,426	$249,801

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of February 28, 2018, the Consolidated Statements of Operations for the three and six months ended February 28, 2018, and 2017, the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2018, and 2017, and the Consolidated Statements of Cash Flows for the six months ended February 28, 2018, and 2017, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2017, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Over the course of fiscal 2017, we incurred charges relating to a trading partner of ours in Brazil, which entered into bankruptcy-like proceedings under Brazilian law, intangible and fixed asset impairment charges associated with certain assets meeting the criteria to be classified as held for sale, fixed asset impairment charges due to the cancellation of a capital project at one of our refineries and bad debt and loan loss reserve charges relating to a single large producer borrower. Charges and impairments of this nature, as well as any recoveries related to amounts previously reserved, are included in the Consolidated Statements of Operations in the line item, "Reserve and impairment charges (recoveries), net" for the three and six months ended February 28, 2018, and 2017. The timing and amounts of these charges and impairments, and any recoveries were determined utilizing facts and circumstances that were present in the respective quarters in which the charges, impairments or recoveries were recorded. Prior year information has been revised to conform to the current year presentation.

The notes to our consolidated financial statements reference our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. Our equity method investment in Ventura Foods, LLC ("Ventura Foods"), which previously represented our Foods reportable segment, was determined to represent an individually immaterial operating segment during the second quarter of fiscal 2018 and has been aggregated within the Corporate and Other category. See Note 10, Segment Reporting, for more information related to our reportable segments.

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

Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). Under existing U.S. GAAP the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The amendments in this ASU also require certain disclosures about stranded tax effects. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. Early adoption in any period is permitted. The Company’s provisional adjustments recorded to account for the impact of the Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. This ASU requires that the service cost component be included in the same income statement line item as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic benefit cost should be presented in the income statement separately outside of operating income if that subtotal is presented. Additionally, only service cost may be capitalized in assets. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The guidance on the presentation of the components of net periodic benefit cost in the income statement should be applied retrospectively and the guidance regarding the capitalization of the service cost component in assets should be applied prospectively. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

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

Note 2        Receivables

	February 28, 2018	August 31, 2017
	(Dollars in thousands)
Trade accounts receivable	$1,105,996	$1,234,500
CHS Capital notes receivable	96,351	164,807
Deferred purchase price receivable	227,602	202,947
Other	553,862	493,104
	1,983,811	2,095,358
Less allowances and reserves	218,171	225,726
Total receivables	$1,765,640	$1,869,632

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

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $0.6 million and $17.0 million at February 28, 2018, and August 31, 2017, respectively. The long-term notes receivable are included in Other assets on our Consolidated Balance Sheets. As of February 28, 2018, and August 31, 2017, the commercial notes represented 3% and 17%, respectively, and the producer notes represented 97% and 83%, respectively, of the total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of February 28, 2018, CHS Capital's customers have additional available credit of $348.6 million.

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

Sale of Receivables

Receivables Securitization Facility

On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility”) with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries sell trade accounts and notes receivable (the “Receivables”) to Cofina Funding, LLC (“Cofina”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility CHS accounts for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing and derecognizes the sold Receivables from its Consolidated Balance Sheets.

Sales of Receivables by Cofina occur continuously and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by CHS following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of February 28, 2018, the total availability under the Securitization Facility was $618.0 million, of which all has been utilized. The Securitization Facility terminates on July 17, 2018, but may be extended. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes.

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

The fair value of the DPP receivable is determined by discounting the expected cash flows to be received based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. The DPP receivable is being measured like an investment in debt securities classified as available for sale, with changes to the fair value being recorded in other comprehensive income in accordance with ASC 320, Investments - Debt and Equity Securities. Our risk of loss following the transfer of Receivables under the Securitization Facility is limited to the DPP receivable outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP receivable is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Securitization Facility.

The following table is a reconciliation of the beginning and ending balances of the DPP receivable for the six months ended February 28, 2018:

(Dollars in thousands)
Balance - as of August 31, 2017	$548,602
Monthly settlements, net	(33,292)
Cash collections on DPP	(4,355)
Fair value adjustment	6,804
Balance - as of February 28, 2018	$517,759

There was no DPP receivable as of February 28, 2017, and therefore, no comparative period is included in the table above.

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to valued added taxes and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We do not bear any of the costs or operational risks associated with the related growing crops. The financing is fully collateralized by future crops, land and physical assets of the suppliers, carries a local market interest rate and settles when the farmer’s crop is harvested and sold.

Note 3        Inventories

	February 28, 2018	August 31, 2017
	(Dollars in thousands)
Grain and oilseed	$1,515,669	$1,145,285
Energy	779,629	755,886
Crop nutrients	413,719	248,699
Feed and farm supplies	762,513	353,130
Processed grain and oilseed	168,354	49,723
Other	10,274	23,862
Total inventories	$3,650,158	$2,576,585

As of February 28, 2018, we valued approximately 16% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (19% as of August 31, 2017). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $243.5 million and $186.2 million as of February 28, 2018, and August 31, 2017, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

	February 28, 2018	August 31, 2017
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,751,166	$2,756,076
Ventura Foods, LLC	353,079	347,016
Ardent Mills, LLC	211,017	206,529
TEMCO, LLC	37,583	41,323
Other equity method investments	265,288	268,444
Cost method investments	134,743	131,605
Total investments	$3,752,876	$3,750,993

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

On February 1, 2016, we invested $2.8 billion in CF Industries Nitrogen, LLC ("CF Nitrogen"), commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an 11.4% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended February 28, 2018, and 2017, this amount was $24.0 million and $21.6 million, respectively. For the six months ended February 28, 2018, and 2017, this amount was $44.3 million and $36.3 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products. We account for Ventura Foods as an equity method investment, and as of February 28, 2018, our carrying value of

Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. The earnings are reported as equity income from investments in Corporate and Other.

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

The following table provides aggregate summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 28, 2018, and 2017:

	For the Six Months Ended February 28,
	2018	2017
	(Dollars in thousands)
Net sales	$1,084,270	$1,024,409
Gross profit	135,649	125,966
Net earnings	128,803	87,798
Earnings attributable to CHS Inc.	44,347	36,253

Note 5        Goodwill and Other Intangible Assets

Goodwill of $153.8 million and $154.1 million as of February 28, 2018, and August 31, 2017, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the six months ended February 28, 2018, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2017	$552	$142,929	$10,574	$154,055
Effect of foreign currency translation adjustments	—	(277)	—	(277)
Balances, February 28, 2018	$552	$142,652	$10,574	$153,778

No goodwill has been allocated to our Nitrogen Production segment, which consists of an investment accounted for under the equity method.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	February 28, 2018			August 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$41,077	$(11,565)	$29,512	$46,180	$(14,695)	$31,485
Trademarks and other intangible assets	6,536	(4,811)	1,725	23,623	(21,778)	1,845
Total intangible assets	$47,613	$(16,376)	$31,237	$69,803	$(36,473)	$33,330

Total amortization expense for intangible assets during the three and six months ended February 28, 2018, was $0.8 million and $1.7 million, respectively. Total amortization expense for intangible assets during the three and six months ended

February 28, 2017, was $1.0 million and $2.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,291
Year 2	3,202
Year 3	2,981
Year 4	2,900
Year 5	2,705

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 28, 2018.

	February 28, 2018	August 31, 2017
	(Dollars in thousands)
Notes payable	$2,844,803	$1,695,423
CHS Capital notes payable	148,653	292,792
Total notes payable	$2,993,456	$1,988,215

On February 28, 2018, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion which expires in September 2020. The outstanding balance on this facility increased to $1.7 billion at February 28, 2018, from $480.0 million at August 31, 2017, due to the seasonal nature of our business operations.

Interest expense for the three months ended February 28, 2018, and 2017, was $40.2 million and $39.9 million, respectively, net of capitalized interest of $1.3 million and $1.5 million, respectively. Interest expense for the six months ended February 28, 2018, and 2017, was $80.9 million and $78.2 million respectively, net of capitalized interest of $3.1 million and $3.1 million, respectively.

Note 7        Equities

Changes in Equities

Changes in equities for the six months ended February 28, 2018, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(183,670)	$1,471,217	$12,591	$7,905,825
Reversal of prior year redemption estimates	2,621	—	(126,333)	—	—	126,333	—	2,621
Distribution of 2017 patronage refunds	—	—	128,858	—	—	(128,858)	—	—
Redemptions of equities	(2,402)	(69)	(150)	—	—	—	—	(2,621)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(4,150)	(111)	(345)	—	—	4,768	(61)	101
Net income (loss)	—	—	—	—	—	346,757	(512)	346,245
Other comprehensive income (loss), net of tax	—	—	—	—	15,445	—	—	15,445
Estimated 2018 cash patronage refunds	—	—	—	—	—	(46,879)	—	(46,879)
Estimated 2018 equity redemptions	(32,276)	—	—	—	—	—	—	(32,276)
Balance, February 28, 2018	$3,870,219	$29,656	$407,417	$2,264,038	$(168,225)	$1,646,837	$12,018	$8,061,960

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the six months ended February 28, 2018, and 2017:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(135,046)	$10,041	$(6,954)	$(51,711)	$(183,670)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	10,606	646	1,875	13,127
Amounts reclassified out	11,267	(1,527)	854	(2,042)	8,552
Total other comprehensive income (loss), before tax	11,267	9,079	1,500	(167)	21,679
Tax effect	(3,929)	(1,885)	(441)	21	(6,234)
Other comprehensive income (loss), net of tax	7,338	7,194	1,059	(146)	15,445
Balance as of February 28, 2018, net of tax	$(127,708)	$17,235	$(5,895)	$(51,857)	$(168,225)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2016, net of tax	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(500)	2,827	1,747	(10,051)	(5,977)
Amounts reclassified out	11,786	—	876	15	12,677
Total other comprehensive income (loss), before tax	11,286	2,827	2,623	(10,036)	6,700
Tax effect	(4,323)	(1,083)	(1,005)	(5)	(6,416)
Other comprehensive income (loss), net of tax	6,963	1,744	1,618	(10,041)	284
Balance as of February 28, 2017, net of tax	$(158,183)	$7,400	$(7,578)	$(53,081)	$(211,442)

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

Note 8        Income Taxes

On December 22, 2017, the Tax Act was enacted into law. The Tax Act provides for significant U.S. tax law changes and modifications including the reduction of the federal corporate statutory tax rate from 35% to 21% as of January 1, 2018, repeal of the Domestic Production Activities Deduction ("DPAD"), and enactment of the Deduction for Qualified Business Income of Pass-Thru Entities ("QBI deduction"). As a fiscal year-end taxpayer, our annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 25.7%. Beginning in fiscal 2019, the annual statutory federal corporate tax rate will be 21%.

The Tax Act also requires companies to pay a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. Foreign taxes historically have not had a material impact to our financial statements, and the foreign impacts of the Tax Act are discussed below.

Subsequent to the three-month period ended February 28, 2018, the Consolidated Appropriations Act, 2018 (the "Appropriations Act") was enacted into law on March 23, 2018. The Appropriations Act modifies the QBI deduction under Sec.

199A of the Tax Act to reenact DPAD for agricultural and horticultural cooperatives as it existed prior to tax reform, and it also modifies the QBI deduction available to cooperative patrons as enacted by the Tax Act. All references to the Tax Act below include the modifications introduced by the Appropriations Act.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 ("SAB 118") which provides guidance on accounting for effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the Tax Act’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As of February 28, 2018, we have not finalized our work associated with the income tax effects of the enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances, and believe there will be no additional tax expense as a result of the one-time transition tax.

Our income tax provision as of February 28, 2018, reflects the current year impacts of the Tax Act on the estimated annual effective tax rate, and a discrete provisional net benefit of $136.8 million from the revaluation of our U.S. net deferred tax liability resulting directly from the enactment of the Tax Act based on information available, prepared, or analyzed as of the date of this report.

Deferred Tax Assets and Liabilities

We remeasured our existing U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, of which the federal component is approximately 25.7% for reversals expected in fiscal 2018 and 21.0% thereafter. The calculation cannot be completed until all of the underlying timing differences as of August 31, 2018, are known and we are still analyzing certain aspects of the Tax Act and refining our calculations. As we complete our work and refine our calculations, any changes may give rise to new or additional deferred tax amounts. Specifically, we are now subject to the employee compensation deduction limitations under Internal Revenue Code Section 162(m), and we are evaluating whether our written binding employment contacts are exempted under the Tax Act’s Section 162(m) transition rule. Additional guidance from the IRS is necessary to ascertain the scope of the transition rule.

Foreign Tax Effects

To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 accumulated and current earnings and profits of our relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the transition tax and recorded no provisional tax liability. However, we continue to gather additional information and will refine the amount if necessary.

We continue to review the anticipated impacts of global intangible low-taxed income ("GILTI"), including whether we should account for its tax effects as an in-period or deferred tax expense. Due to the complexity of the GILTI tax rules and the dependency upon future results of our global operations and our global structure, we are unable to make a reasonable estimate of this provision and consequently we haven't decided how to treat the deferred taxes associated with GILTI. Accordingly, we have not recorded any impact associated with GILTI in the tax rate during the three months ended February 28, 2018.

In addition to the revaluation of our U.S. net deferred tax liability as a result of the Tax Act, we also recorded a $41.3 million deferred tax benefit during the second quarter of fiscal 2018, resulting from the intercompany transfer of business assets. On December 1, 2017, as part of the consolidation of certain operations and the alignment of global supply chain functions into a single platform, certain inter-regional grain trading operations were transferred to the U.S. taxing jurisdiction. ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, requires companies to account for the income tax impacts of intercompany transfers of assets at the time of the transaction. We adopted ASU 2016-16 in the first quarter of fiscal 2018.

The two tax benefits described above are the primary contributors to our tax benefit position for the three and six- month periods ended February 28, 2018, within the Consolidated Statements of Operations.

Note 9        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and six months ended February 28, 2018, and 2017, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit costs for the three months ended February 28 are as follows:	(Dollars in thousands)
Service cost	$9,920	$11,692	$137	$344	$236	$227
Interest cost	5,991	3,812	178	70	227	39
Expected return on assets	(12,049)	(12,101)	—	—	—	—
Prior service cost (credit) amortization	360	368	7	(47)	(142)	(253)
Actuarial (gain) loss amortization	4,511	6,650	16	100	(306)	(283)
Net periodic benefit cost	$8,733	$10,421	$338	$467	$15	$(270)
Components of net periodic benefit costs for the six months ended February 28 are as follows:
Service cost	$19,839	$21,075	$274	$603	$472	$580
Interest cost	11,992	11,504	356	422	454	466
Expected return on assets	(24,089)	(24,115)	—	—	—	—
Prior service cost (credit) amortization	719	770	15	10	(283)	(283)
Actuarial (gain) loss amortization	11,399	11,415	30	273	(612)	(399)
Net periodic benefit cost	$19,860	$20,649	$675	$1,308	$31	$364

Employer Contributions

Total contributions to be made during fiscal 2018 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2018, we made no contributions to the pension plans. At this time, we do not anticipate being required to make a contribution for our benefit plans in fiscal 2018.

Note 10        Segment Reporting

We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing our business. We have aggregated those operating segments into three reportable segments: Energy, Ag and Nitrogen Production.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified annual quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. Insignificant operating segments, including our equity method investment in Ventura Foods have been aggregated within Corporate and Other. Prior to becoming an insignificant operating segment, our investment in Ventura Foods previously constituted our Foods segment. Reported segment results and balances for prior periods have been revised to reflect the aggregation of our equity method investment in Ventura Foods within Corporate and Other. No changes were made to the Ag, Energy, or Nitrogen Production segments as a result of the aggregation of our Foods segment.

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

Segment information for the three and six months ended February 28, 2018, and 2017, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2018:	(Dollars in thousands)
Revenues	$1,781,047	$5,163,803	$—	$13,168	$(106,925)	$6,851,093
Operating earnings (loss)	10,372	(29,967)	(7,239)	(6,050)	—	(32,884)
(Gain) loss on investments	—	(1,992)	—	(2,108)	—	(4,100)
Interest expense	2,629	22,784	12,676	2,665	(578)	40,176
Other (income) loss	(627)	(14,286)	(433)	(201)	578	(14,969)
Equity (income) loss from investments	(660)	(5,567)	(24,012)	(9,202)	—	(39,441)
Income (loss) before income taxes	$9,030	$(30,906)	$4,530	$2,796	$—	$(14,550)
Intersegment revenues	$(101,609)	$(3,574)	$—	$(1,742)	$106,925	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2017:	(Dollars in thousands)
Revenues	$1,529,034	$5,855,331	$—	$31,430	$(95,389)	$7,320,406
Operating earnings (loss)	19,506	(14,291)	(4,385)	9,677	—	10,507
(Gain) loss on investments	—	(690)	—	(2,092)	—	(2,782)
Interest expense	3,565	16,850	12,182	11,411	(4,063)	39,945
Other (income) loss	(187)	(17,686)	(464)	(179)	4,063	(14,453)
Equity (income) loss from investments	(486)	(3,455)	(21,557)	(10,302)	—	(35,800)
Income (loss) before income taxes	$16,614	$(9,310)	$5,454	$10,839	$—	$23,597
Intersegment revenues	$(89,094)	$(4,758)	$—	$(1,537)	$95,389	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2018:	(Dollars in thousands)
Revenues	$3,868,750	$11,250,483	$—	$31,943	$(251,194)	$14,899,982
Operating earnings (loss)	127,545	30,855	(10,374)	(4,029)	—	143,997
(Gain) loss on investments	—	(4,811)	—	(2,108)	—	(6,919)
Interest expense	8,264	40,388	25,948	7,245	(967)	80,878
Other (income) loss	(1,020)	(34,514)	(2,171)	(426)	967	(37,164)
Equity (income) loss from investments	(1,812)	(13,821)	(44,347)	(17,823)	—	(77,803)
Income (loss) before income taxes	$122,113	$43,613	$10,196	$9,083	$—	$185,005
Intersegment revenues	$(238,813)	$(7,607)	$—	$(4,774)	$251,194	$—
Total assets at February 28, 2018	$4,236,271	$7,852,648	$2,773,870	$2,222,073	$—	$17,084,862

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2017:	(Dollars in thousands)
Revenues	$3,229,214	$12,291,325	$—	$58,871	$(210,754)	$15,368,656
Operating earnings (loss)	92,286	95,306	(8,414)	17,820	—	196,998
(Gain) loss on investments	—	6,695	—	(2,076)	—	4,619
Interest expense	7,833	33,189	24,918	19,385	(7,115)	78,210
Other (income) loss	(496)	(35,609)	(29,570)	(294)	7,115	(58,854)
Equity (income) loss from investments	(1,648)	(8,872)	(36,253)	(29,355)	—	(76,128)
Income (loss) before income taxes	$86,597	$99,903	$32,491	$30,160	$—	$249,151
Intersegment revenues	$(199,181)	$(8,523)	$—	$(3,050)	$210,754	$—

Note 11        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and freight futures and forward contracts and, to a lesser degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts which are accounted for as fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 12, Fair Value Measurements.

Derivatives Not Designated as Hedging Instruments

The following tables present the gross fair values of derivative assets, derivative liabilities, and margin deposits (cash collateral) for derivatives not accounted for as hedging instruments, recorded on our Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with U.S. GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under ASC Topic 210-20, Balance Sheet - Offsetting; or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	February 28, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$423,978	$—	$29,401	$394,577
Foreign exchange derivatives	6,026	—	3,125	2,901
Embedded derivative asset	22,704	—	—	22,704
Total	$452,708	$—	$32,526	$420,182
Derivative Liabilities:
Commodity and freight derivatives	$367,708	$30,893	$29,401	$307,414
Foreign exchange derivatives	12,906	—	3,125	9,781
Interest rate derivatives - non-hedge	1	—	—	1
Total	$380,615	$30,893	$32,526	$317,196

	August 31, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$384,648	$—	$35,080	$349,568
Foreign exchange derivatives	8,771	—	3,636	5,135
Embedded derivative asset	25,533	—	—	25,533
Total	$418,952	$—	$38,716	$380,236
Derivative Liabilities:
Commodity and freight derivatives	$309,762	$3,898	$35,080	$270,784
Foreign exchange derivatives	19,931	—	3,636	16,295
Total	$329,693	$3,898	$38,716	$287,079

Derivative assets and liabilities with maturities of 12 months or less are recorded in derivative assets and derivative liabilities, respectively, on the Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. The amount of long-term derivative assets and liabilities recorded on the Consolidated Balance Sheet at February 28, 2018, were $23.1 million and $8.2 million, respectively. The amount of long-term derivative assets and liabilities recorded on the Consolidated Balance Sheet at August 31, 2017, were $186.9 million and $13.7 million, respectively.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2018, and 2017.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Location of Gain (Loss)	2018	2017	2018	2017
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$(96,310)	$56,896	$(68,559)	$75,305
Foreign exchange derivatives	Cost of goods sold	(5,818)	(3,429)	948	2,595
Foreign exchange derivatives	Marketing, general and administrative	344	(951)	(151)	(806)
Interest rate derivatives	Interest expense	(1)	1	(1)	4
Embedded derivative	Other income	433	468	2,171	29,574
Total		$(101,352)	$52,985	$(65,592)	$106,672

Commodity and Freight Contracts

As of February 28, 2018, and August 31, 2017, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	February 28, 2018		August 31, 2017
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	777,266	1,037,549	570,673	768,540
Energy products - barrels	20,648	11,277	15,072	18,252
Processed grain and oilseed - tons	238	1,158	299	2,347
Crop nutrients - tons	15	9	9	15
Ocean and barge freight - metric tons	6,263	3,349	2,777	1,766
Rail freight - rail cars	168	53	176	75
Natural gas - MMBtu	300	—	500	—

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $723.2 million and $776.7 million as of February 28, 2018, and August 31, 2017, respectively.

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
During the first quarter of fiscal 2017, CF Industries' credit rating was reduced below the specified levels and we received a $5.0 million payment from CF Industries, which was recorded as a gain in our Consolidated Statement of Operations. We also recorded an embedded derivative asset of $24.1 million on our Consolidated Balance Sheet and a corresponding gain in our Consolidated Statement of Operations for the fair value of the embedded derivative asset during the three months ended November 30, 2016. During the first quarter of fiscal 2018, we received a second $5.0 million payment from CF Industries. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of February 28, 2018, was equal to $22.7 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements for more information on the valuation of the embedded derivative asset.

Derivatives Designated as Fair Value Hedging Strategies

As of February 28, 2018, and August 31, 2017, we had outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2019 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

		Derivative Assets			Derivative Liabilities
Fair Value Hedges	Balance Sheet Location	February 28, 2018	August 31, 2017	Balance Sheet Location	February 28, 2018	August 31, 2017
		(Dollars in thousands)			(Dollars in thousands)
Interest rate swaps	Other assets	$—	$9,978	Other liabilities	$8,616	$707

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2018, and 2017.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
Gain (Loss) on Fair Value Hedging Relationships:	Location of Gain (Loss)	2018	2017	2018	2017
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(9,571)	$(4,237)	$(17,888)	$(17,513)
Hedged item	Interest expense	9,571	4,237	17,888	17,513
Total		$—	$—	$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of February 28, 2018, and August 31, 2017.

	February 28, 2018		August 31, 2017
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$486,384	$8,616	$504,271	$(9,271)

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

Recurring fair value measurements at February 28, 2018, and August 31, 2017, are as follows:

	February 28, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$26,002	$397,976	$—	$423,978
Foreign currency derivatives	—	6,026	—	6,026
Deferred compensation assets	53,041	—	—	53,041
Deferred purchase price receivable	—	—	517,759	517,759
Embedded derivative asset	—	22,704	—	22,704
Other assets	17,342	—	—	17,342
Total	$96,385	$426,706	$517,759	$1,040,850
Liabilities:
Commodity and freight derivatives	$55,696	$312,012	$—	$367,708
Foreign currency derivatives	—	12,906	—	12,906
Interest rate swap derivatives	—	8,617	—	8,617
Total	$55,696	$333,535	$—	$389,231

	August 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$48,491	$336,157	$—	$384,648
Foreign currency derivatives	—	8,771	—	8,771
Interest rate swap derivatives	—	9,978	—	9,978
Deferred compensation assets	52,414	—	—	52,414
Deferred purchase price receivable	—	—	548,602	548,602
Embedded derivative asset	—	25,533	—	25,533
Other assets	14,846	—	—	14,846
Total	$115,751	$380,439	$548,602	$1,044,792
Liabilities:
Commodity and freight derivatives	$31,189	$278,573	$—	$309,762
Foreign currency derivatives	—	19,931	—	19,931
Interest rate swap derivatives	—	707	—	707
Total	$31,189	$299,211	$—	$330,400

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

Deferred purchase price receivable — The fair value of the DPP receivable included in receivables, net and other assets, is determined by discounting the expected cash flows to be received. The expected cash flows are primarily based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. Significant changes in the anticipated credit losses could result in a significantly higher (or lower) fair value measurement. Due to the use of significant unobservable inputs in the pricing model, including management's assumptions related to anticipated credit losses, the DPP receivable is classified as a Level 3 fair value measurement. The reconciliation of the DPP receivable for the period ended February 28, 2018, is included in Note 2, Receivables.

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

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three months and six months ended February 28, 2018 and 2017.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of February 28, 2018, our bank covenants allowed maximum guarantees of $1.0 billion, of which $144.2 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2018.

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
Gain Contingency

As of February 28, 2018, a gain contingency resulted from applying ASC Topic 450-30, Gain Contingencies, to the facts and circumstances surrounding the potential for certain excise tax credits associated with manufacturing changes within our Energy business. The resulting gain, if recognized, will likely have a material impact on our consolidated financial statements.
Note 14        Subsequent Events

Zip Trip Sale

On March 23, 2018, we consummated the sale of 33 of our Zip Trip stores located in the Northwest United States for total consideration of $70 million plus the value of inventory. These stores were classified as held for sale at February 28, 2018, and the sale will result in a gain recorded in earnings during the third quarter of fiscal 2018. This disposition does not represent a strategic shift that has or will have a material effect on our operations or financial results.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2018 Second Quarter Highlights

•	Fiscal 2018 Priorities Update

•	Fiscal 2018 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, (including the information presented therein under Risk Factors), as well as the consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Overview

CHS Inc. is a diversified company that provides grain, foods and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders that own our five series of preferred stock, all of which are listed and traded on the Nasdaq Global Select Market. We operate in the following three reportable segments:

•	Energy - produces and provides primarily for the wholesale distribution and transportation of petroleum products.

•
Ag - purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties and also serves as a wholesaler and retailer of crop inputs.

•	Nitrogen Production - consists solely of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen") and produces and distributes nitrogen fertilizer, a commodity chemical.

In addition, our financing, hedging and insurance operations along with our non-consolidated wheat milling and food production and distribution joint ventures, have been aggregated within Corporate and Other.

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

Management's Focus. When evaluating our operating performance, management focuses on gross profit and income before income taxes. As a company that operates heavily in commodities, there is significant unpredictability and volatility in pricing and costs. As such, we focus on managing the margin we can earn and the resulting income before income taxes. Management also focuses on ensuring the strength of the balance sheet through the appropriate management of financial liquidity, leverage, capital allocation and cash flow optimization.

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

Business Strategy

Our business strategy is to help our owners grow by maximizing returns and optimizing our various operations to ensure that our core businesses are strategically positioned today and for the future. We are focusing on improving efficiency and, when necessary, disposing of assets that are not strategic and/or do not meet our internal measurement expectations. We are also focused on maintaining financial flexibility by optimizing debt levels and ensuring adequate financial liquidity so we can effectively operate throughout the agriculture and energy economic cycles.

Fiscal 2018 Second Quarter Highlights

•	Margins were higher in our Energy segment compare to the prior year.

•	Volumes and margins were lower in our Ag segment compared to prior year results.

•	Long-term debt (including the current portion) was reduced by $45.6 million during the quarter.

•	Experienced a significant tax benefit through the revaluation of our U.S. net deferred tax liability resulting from the enactment of the Tax Act.

Fiscal 2018 Priorities Update

We continue to make improvements in our management of risk and the granting of credit through enhancements in the related policies, practices and operations. We continued our focus on restoring financial flexibility by monetizing certain assets and paying down funded debt. During the first six months of fiscal 2018 we finalized decisions to dispose of nonstrategic assets within our Ag and Energy segments.

Fiscal 2018 Trends Update

Our business is cyclical and the Ag and Energy industries are currently in challenging operating environments characterized by reduced commodity prices, lower margins, reduced liquidity and increased leverage. We are unable to predict how long this current environment will last or how severe it will ultimately be; however, at this time, although there was an increase in Energy margins in the second quarter of fiscal 2018, we do not foresee significant changes to the core Ag and Energy operating environments during the remainder of fiscal 2018. During this period, we expect our revenues, margins and cash flows from our core operations to continue to be under pressure.

Results of Operations

Consolidated Statements of Operations

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$6,851,093	$7,320,406	$14,899,982	$15,368,656
Cost of goods sold	6,708,610	7,079,664	14,444,237	14,775,217
Gross profit	142,483	240,742	455,745	593,439
Marketing, general and administrative	186,716	157,862	326,881	305,711
Reserve and impairment charges (recoveries), net	(11,349)	72,373	(15,133)	90,730
Operating earnings (loss)	(32,884)	10,507	143,997	196,998
(Gain) loss on investments	(4,100)	(2,782)	(6,919)	4,619
Interest expense	40,176	39,945	80,878	78,210
Other (income) loss	(14,969)	(14,453)	(37,164)	(58,854)
Equity (income) loss from investments	(39,441)	(35,800)	(77,803)	(76,128)
Income (loss) before income taxes	(14,550)	23,597	185,005	249,151
Income tax expense (benefit)	(181,176)	8,624	(161,240)	25,236
Net income (loss)	166,626	14,973	346,245	223,915
Net income (loss) attributable to noncontrolling interests	(48)	406	(512)	198
Net income (loss) attributable to CHS Inc.	$166,674	$14,567	$346,757	$223,717

The charts below detail revenues and income (loss) before income taxes by reportable segment for the three and six months ended February 28, 2018. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$9,030	$16,614	$(7,584)	(45.6)%	$122,113	$86,597	$35,516	41.0%

The following table and commentary present the primary reasons for the changes in income (loss) before income taxes ("IBIT") for the Energy segment for the three and six months ended February 28, 2018, compared to the prior year:

	Change
	Three Months Ended February 28,	Six Months Ended February 28,
	(Dollars in millions)
Volume	$1	$1
Price	1	38
Other*	—	2
Non-gross profit related activity+	(10)	(5)
Total change in Energy IBIT	$(8)	$36
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses, (gain) loss on investments, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the three months ended February 28, 2018, and 2017

The $7.6 million decrease in the Energy segment IBIT reflects improved crack spreads and the associated higher margins offset by increased marketing, general and administrative expenses during the three months ended February 28, 2018.

Comparison of Energy segment IBIT for the six months ended February 28, 2018, and 2017

The $35.5 million increase in the Energy segment IBIT reflects improved market conditions in the Company’s refined fuels business, primarily driven by wider manufacturing margins in our refining operation.

Ag

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(30,906)	$(9,310)	$(21,596)	(232.0)%	$43,613	$99,903	$(56,290)	(56.3)%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for the three and six months ended February 28, 2018, compared to the prior year:

	Change
	Three Months Ended February 28,	Six Months Ended February 28,
	(Dollars in millions)
Volume	$(7)	$(14)
Price	(72)	(113)
Other*	(1)	(19)
Change in impairments and recoveries+	84	106
Non-gross profit related activity+	(26)	(16)
Total change in Ag IBIT	$(22)	$(56)
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), net, (gain) loss on investments, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the three months ended February 28, 2018, and 2017

The $21.6 million decrease in Ag segment IBIT reflects the following:

•	Decrease in volume is driven primarily by a reduction in grain and oilseed sales attributable to grain marketing and country operations.

•	Decrease in margin is driven by a reduction in pricing across all Ag sub-segments.

•
The impact of the impairment charges is primarily due to an approximately $70.0 million charge related to a single producer borrower recorded in fiscal 2017 that did not reoccur in the current fiscal year. In addition, in fiscal 2018, we recovered approximately $14.0 million when we sold a plant, which had previously been impaired in the prior fiscal year, for a higher amount than had been anticipated.

Comparison of Ag segment IBIT for the six months ended February 28, 2018, and 2017

The $56.3 million decrease in Ag segment IBIT reflects the following:

•	Decrease in volume is driven primarily by a reduction in grain and oilseed sales attributable to grain marketing and country operations businesses.

•	Decrease in margin is driven by a reduction in pricing across all Ag sub-segments.

•
The impact of the impairment charges is primarily driven by an approximately $95.0 million charge related to a single producer borrower recorded in fiscal 2017 that did not reoccur in the current fiscal year. In fiscal 2017 we also experienced a recovery of $8.3 million in our allowance for doubtful accounts related to an international business that did not reoccur in the current year. In addition, in fiscal 2018 we recovered approximately $14.0 million when we sold a plant, which had previously been impaired in the prior fiscal year, for a higher amount than had been anticipated. In fiscal 2018 we also recovered approximately $5.3 million associated with a loan that was previously written off.

All Other Segments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT	$4,530	$5,454	$(924)	(16.9)%	$10,196	$32,491	$(22,295)	(68.6)%
Corporate and Other IBIT	$2,796	$10,839	$(8,043)	(74.2)%	$9,083	$30,160	$(21,077)	(69.9)%

Comparison of All Other Segments IBIT for the three months ended February 28, 2018, and 2017

Our Nitrogen Production segment IBIT decreased due to increased losses on natural gas hedges and increased interest expense offset by higher equity method income in the current quarter driven by improved prices on urea, which is produced and sold by CF Nitrogen. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information. Corporate and Other IBIT decreased due to lower earnings from our investment in Ventura Foods and reduced interest revenue from our financing business resulting from the sale of loans receivable.

Comparison of All Other Segments IBIT for the six months ended February 28, 2018, and 2017

Our Nitrogen Production segment IBIT decreased due to a gain in the prior year of $29.1 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the current fiscal year. This was partially offset by higher equity method income in the current year driven by improved prices on urea, which is produced and sold by CF Nitrogen. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information. Corporate and Other IBIT decreased due to lower earnings from our investment in Ventura Foods and reduced interest revenue from our financing business resulting from the sale of loans receivable.

Revenues by Segment

Energy

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Revenue	$1,679,438	$1,439,940	$239,498	16.6%	$3,629,937	$3,030,033	$599,904	19.8%

The following table and commentary present the primary reasons for the changes in revenue for the Energy segment for the three and six months ended February 28, 2018, compared to the prior year:

	Change
	Three Months Ended February 28,	Six Months Ended February 28,
	(Dollars in millions)
Volume	$5	$(31)
Price	233	610
Other*	1	21
Total change in Energy revenue	$239	$600
* Other includes retail and non-commodity type activities.

Comparison of Energy segment revenue for the three months ended February 28, 2018, and 2017

The $239.5 million increase in Energy revenue reflects increases in pricing driven by both refined fuels and propane. Refined fuels pricing increased $0.27 (16%) per gallon and propane pricing increased $0.17 (23%) per gallon.

Comparison of Energy segment revenue for the six months ended February 28, 2018, and 2017

The $599.9 million increase in Energy revenue reflects increases in pricing driven by both refined fuels and propane. Refined fuels pricing increased $0.32 (20%) per gallon and propane pricing increased $0.23 (32%) per gallon.

Ag

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Revenue	$5,160,229	$5,850,573	$(690,344)	(11.8)%	$11,242,876	$12,282,802	$(1,039,926)	(8.5)%

The following table and commentary present the primary reasons for the changes in revenue for the Ag segment for the three and six months ended February 28, 2018, compared to the prior year:

	Change
	Three Months Ended February 28,	Six Months Ended February 28,
	(Dollars in millions)
Volume	$(497)	$(857)
Price	(156)	(152)
Other*	(37)	(31)
Total change in Ag revenue	$(690)	$(1,040)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment revenue for the three months ended February 28, 2018, and 2017

The $690.3 million decrease in Ag segment revenue reflects the following:

•
Decrease in volume primarily driven by a reduction in grain and oilseed sales attributable to country operations and grain marketing. The reduction in grain and oilseed sales was due to lower US export activity caused by increased global competition and lower movement of grain domestically caused by decreased pricing.

•	Decrease in pricing is driven by a reduction in pricing across all Ag sub-segments. The reduction in pricing is driven primarily by lower US export demand and continued high levels of global supply.

•	Other revenue decreased primarily due to a reduction in export terminal activities and lower financing fees within grain marketing.

Comparison of Ag segment revenue for the six months ended February 28, 2018, and 2017

The $1.0 billion decrease in Ag segment revenue reflects the following:

•
Decrease in volume primarily driven by a reduction in grain and oilseed sales attributable to country operations and grain marketing. The reduction in grain and oilseed sales was due to lower US export activity caused by increased global competition and lower movement of grain domestically caused by decreased pricing.

•	Decrease in pricing is driven by a reduction in pricing across all Ag sub-segments. The reduction in pricing is driven primarily by lower US export demand and continued high levels of global supply.

•	Other revenue decreased primarily due to a reduction in export terminal activities and lower financing fees within grain marketing.

All Other Segments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenue	$11,426	$29,893	$(18,467)	(61.8)%	$27,169	$55,821	$(28,652)	(51.3)%

Comparison of All Other Segments revenue for the three and six months ended February 28, 2018, and 2017

Corporate and Other revenue decreased primarily due to the sale of loans receivable upon which interest was previously being recognized. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Cost of Goods Sold by Segment

Energy

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,619,703	$1,382,717	$236,986	17.1%	$3,420,107	$2,861,327	$558,780	19.5%

The following table and commentary present the primary reasons for the changes in cost of goods sold ("COGS") for the Energy segment for the three and six months ended February 28, 2018, compared to the prior year:

	Change
	Three Months Ended February 28,	Six Months Ended February 28,
	(Dollars in millions)
Volume	$4	$(31)
Price	232	572
Other*	1	18
Total change in Energy cost of goods sold	$237	$559
* Other includes retail and non-commodity type activities.

Comparison of Energy segment COGS for the three months ended February 28, 2018, and 2017

The $237.0 million increase in Energy segment COGS reflects increases in costs driven by both refined fuels and propane. Refined fuels costs increased $0.21 (13%) per gallon and propane costs increased $0.17 (23%) per gallon. In addition, there were certain manufacturing changes within propane that reduced COGS by $21.4 million during the three months ended February 28, 2017 that did not reoccur in fiscal 2018.

Comparison of Energy segment COGS for the six months ended February 28, 2018, and 2017

The $558.8 million increase in Energy segment COGS reflects increases in costs driven by both refined fuels and propane. Refined fuels costs increased $0.26 (17%) per gallon and propane costs increased $0.23 (33%) per gallon. In addition, there were certain manufacturing changes within propane that reduced COGS by $46.0 million during the six months ended February 28, 2017 that did not reoccur in fiscal 2018.

Ag

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,089,578	$5,699,512	$(609,934)	(10.7)%	$11,025,640	$11,919,702	$(894,062)	(7.5)%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for the three and six months ended February 28, 2018, compared to the prior year:

	Change
	Three Months Ended February 28,	Six Months Ended February 28,
	(Dollars in millions)
Volume	$(490)	$(843)
Price	(84)	(39)
Other*	(36)	(12)
Total change in Ag cost of goods sold	$(610)	$(894)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment COGS for the three months ended February 28, 2018, and 2017

The $609.9 million decrease in Ag segment COGS reflects the following:

•
Decrease in volume primarily driven by a reduction in grain and oilseed sales attributable to country operations and grain marketing. The reduction in grain and oilseed sales was due to lower US export activity caused by increased global competition and lower movement of grain domestically caused by decreased pricing.

•
Decrease in costs is driven by a reduction in costs across all Ag sub-segments. The reduction in costs is driven by lower US export demand and higher global supply during the quarter driving down costs.

Comparison of Ag segment COGS for the six months ended February 28, 2018, and 2017

The $894.1 million decrease in Ag segment COGS reflects the following:

•
Decrease in volume primarily driven by a reduction in grain and oilseed sales attributable to country operations and grain marketing. The reduction in grain and oilseed sales was due to lower US export activity caused by increased global competition and lower movement of grain domestically caused by decreased pricing.

•	Decrease in costs is driven by a reduction in costs across all Ag sub-segments. The decreases are driven by lower US export demand and higher global supply during the six-month period reducing costs.

All Other Segments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,133	$15	$1,118	NM	$1,352	$(869)	$2,221	255.6%
Corporate and Other COGS	$(1,804)	$(2,580)	$776	30.1%	$(2,862)	$(4,943)	$2,081	42.1%
NM - Not meaningful

Comparison of All Other Segments COGS for the three and six months ended February 28, 2018, and 2017

The increase in COGS for our Nitrogen Production segment was due to an unfavorable variance on our natural gas hedges. The increase in COGS for Corporate and Other was due to increased commission expense as a result of higher volumes of transactions in our hedging and insurance operations.

Marketing, General and Administrative Expenses

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$186,716	$157,862	$28,854	18.3%	$326,881	$305,711	$21,170	6.9%

Comparison of marketing, general and administrative expenses for the three and six months ended February 28, 2018, and 2017

The increase in marketing, general and administrative expenses is primarily due to compensation expense related to an increase in accruals for annual incentive compensation. The increased accruals reflect estimated company performance against targets for the full year.

Reserve and Impairment Charges (Recoveries), net

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$(11,349)	$72,373	$(83,722)	(115.7)%	$(15,133)	$90,730	$(105,863)	(116.7)%

Comparison of reserve and impairment charges (recoveries), net for the three months ended February 28, 2018, and 2017

The $83.7 million decrease in reserve and impairment charges (recoveries), net reflects the following:

•
During the second quarter of fiscal 2017, an increase to reserves of approximately $70.0 million was recorded related to the loan loss reserve for a single producer borrower which did not reoccur in the current fiscal year.

•	Recovery of approximately $14.0 million associated with the sale of assets that were previously impaired.

Comparison of reserve and impairment charges (recoveries), net for the six months ended February 28, 2018, and 2017

The $105.9 million decrease in reserve and impairment charges (recoveries), net reflects the following:

•
During the first six months of fiscal 2017, an increase to reserves of $95.0 million was recorded related to the loan loss reserve for a single producer borrower which did not reoccur in the current fiscal year.

•	In fiscal 2017 we experienced a recovery of $8.3 million in our allowance for doubtful accounts related to an international business that did not reoccur in the current year.

•	Recovery of approximately $14.0 million associated with the sale of assets that were previously impaired.

•	Recovery of approximately $5.3 million associated with a loan that was previously written off.

Gain (Loss) on Investments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Gain (loss) on investments	$4,100	$2,782	$1,318	47.4%	$6,919	$(4,619)	$11,538	249.8%

Comparison of gain (loss) on investments for the three months ended February 28, 2018, and 2017

The increase in gain (loss) on investments is mainly attributable to a gain on the sale of available for sale securities of $1.4 million.

Comparison of gain (loss) on investments for the six months ended February 28, 2018, and 2017

The increase in gain (loss) on investments is mainly attributable to a gain on the sale of a domestic investment of $2.2 million and a gain on the sale of available for sales securities of $1.4 million in fiscal 2018, compared to a $7.4 million loss on the sale of an international investment during fiscal 2017 which did not reoccur in fiscal 2018.

Interest Expense

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Interest expense	$40,176	$39,945	$231	0.6%	$80,878	$78,210	$2,668	3.4%

Comparison of interest expense for the three months ended February 28, 2018, and 2017

The $0.2 million increase in interest expense was primarily due to higher interest expense associated with higher interest rates.

Comparison of interest expense for the six months ended February 28, 2018, and 2017

The $2.7 million increase in interest expense was primarily due to higher interest expense associated with higher interest rates.

Other Income (Loss)

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Other income (loss)	$14,969	$14,453	$516	3.6%	$37,164	$58,854	$(21,690)	(36.9)%

Comparison of other income (loss) for the three months ended February 28, 2018, and 2017

Other income (loss) for the three months ended February 28, 2018, was not significantly different from other income (loss) for the three months ended February 28, 2017.

Comparison of other income (loss) for the six months ended February 28, 2018, and 2017

The $21.7 million decrease in other income (loss) reflects the following:

•
During the first quarter of fiscal 2017, we recorded a gain of $29.1 million associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen that did not reoccur during fiscal 2018. See Note 11, Derivative Financial Instruments and Hedging Activities, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

•	In fiscal year 2018, we sold a non-strategic North American location in our Ag segment that resulted in a gain of approximately $7.1 million.

Equity Income (Loss) from Investments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Equity income (loss) from investments	$39,441	$35,800	$3,641	10.2%	$77,803	$76,128	$1,675	2.2%

Comparison of equity income (loss) from investments for the three and six months ended February 28, 2018, and 2017

Equity income (loss) from investments increased due to higher equity income recognized from our equity method investment in CF Nitrogen, caused by improved urea pricing, and an equity method investment within our Ag reportable segment seeing improved results in the animal nutrition space it operates within. These increases were partially offset by a decrease in Ventura Foods equity income caused by lower margins and volumes. See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information. We record equity income or loss from the investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations.

Income Taxes

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Income taxes	$181,176	$(8,624)	$189,800	NM	$161,240	$(25,236)	$186,476	NM
NM - Not meaningful

Comparison of income taxes for the three months ended February 28, 2018, and 2017

During the three months ended February 28, 2018, we had a decrease in income tax expense when compared to the same period of the prior fiscal year, resulting in effective tax rates of 1,245.2% and 36.5%, respectively. The significant tax benefit in fiscal 2018 is primarily derived from a $136.8 million revaluation of our net deferred tax liability resulting from the Tax Act enacted on December 22, 2017, as well as a decrease in income tax expense of $41.3 million associated with deferred benefits from the intercompany transfer of business assets on December 1, 2017. The revaluation performed related to the Tax Act is considered a provisional estimate and could be subject to change. Our effective tax rate for the three months ended February 28, 2018, is positive despite the significant tax benefit, as we recorded a benefit on quarter-to-date losses. The federal and state statutory rates applied to nonpatronage business activity were 29.4% and 38.3% for the three-month periods ended February 28, 2018, and 2017, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of income taxes for the six months ended February 28, 2018, and 2017

During the six months ended February 28, 2019, we had lower income tax expense when compared to the same period of the prior fiscal year, resulting in effective tax rates of (87.2)% and 10.1%, respectively. The significant tax benefit in fiscal 2018 is primarily derived from a $136.8 million revaluation of our net deferred tax liability resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, as well as a decrease in income tax expense of $41.3 million associated with deferred benefits from the intercompany transfer of business assets on December 1, 2017. The revaluation performed related to the Tax Act is considered a provisional estimate and could be subject to change. The federal and state statutory rates applied to nonpatronage business activity were 29.4% and 38.3%, for the six-month periods ended February 28, 2018, and 2017, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources
Summary
In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable covenants and other financial criteria. We fund our current operations primarily through a combination of cash flows from operations supplemented with borrowings under out revolving credit facilities. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.
On February 28, 2018, we had working capital, defined as current assets less current liabilities, of $523.6 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $181.9 million and a current ratio of 1.0 on August 31, 2017. On February 28, 2017, we had working capital of $522.8 million and a current ratio of 1.1 compared to working capital of $414.4 million and a current ratio of 1.1 on August 31, 2016.
As of February 28, 2018, we had cash and cash equivalents of $190.4 million, total equities of $8.1 billion, long-term debt of $2.0 billion and notes payable of $3.0 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying our dividends, reducing funded debt and taking advantage of strategic opportunities that benefit our owners. We expect the down cycle in the Ag and Energy industries to continue and to ensure that we do maintain appropriate levels of liquidity, we will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of nonstrategic or underperforming assets. We believe that cash generated by operating activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.
Fiscal 2018 and 2017 Activity
On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility” or the "Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, CHS Capital and CHS both sell eligible trade accounts and notes receivable (“Receivables”) they have originated to Cofina Funding, LLC (“Cofina Funding”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina Funding in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the amended Securitization Facility, CHS accounts for Receivables sold under the facility as a sale of financial assets and derecognizes the sold Receivables from its Consolidated Balance Sheets. The amount available under the Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of February 28, 2018, the total availability under the Securitization Facility was $618.0 million, all of which had been utilized.
The Facility agreement contains certain customary representations and warranties and affirmative covenants, including criteria governing eligibility of the Receivables being sold, and contains customary program termination events and non-reinvestment events. We were in compliance with all covenants associated with our Securitization Facility as of February 28, 2018.

Cash Flows

The following table presents summarized cash flow data for the six months ended February 28, 2018, and 2017:

			Change
	2018	2017	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(655,180)	$(643,174)	$(12,006)	(1.9)%
Net cash provided by (used in) investing activities	(97,160)	(285,144)	187,984	65.9%
Net cash provided by (used in) financing activities	763,759	899,592	(135,833)	(15.1)%
Effect of exchange rate changes on cash and cash equivalents	(2,372)	(786)	(1,586)	(201.8)%
Net increase (decrease) in cash and cash equivalents	$9,047	$(29,512)	$38,559	130.7%

Comparison of cash flow for the six months ended February 28, 2018, and 2017

The $12.0 million decrease in cash from operating activities reflects the following:

•	Reduced seasonal purchases and lower exports of inventory, partially offset by decreased accounts payable and accrued expenses.

•	Decreased customer advance payments in our Ag segment primarily due to lower sales volumes.

The $188.0 million increase in cash from investing activities reflects the following:

•
Proceeds of $54.7 million due to the sale of our primary corporate office building in Inver Grove Heights, Minnesota in the first quarter of fiscal 2018 which was subsequently leased back to us. The proceeds received were used to pay down long-term debt.

•	Proceeds of $53.6 million from the sale of non-strategic North American locations in our Ag segment.

•
Reduced acquisitions of property, plant and equipment and other business acquisitions primarily related to our plan to reduce our capital investments to allow us to actively reduce our funded debt obligations.

The $135.8 million decrease in cash from financing activities reflects the following:

•	Reduced proceeds and payments from our lines of credit and long term-debt facilities.

•	No cash patronage distributed in fiscal 2018 for fiscal 2017 earnings compared to $103.9 million distributed in the prior fiscal year.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures and payments for debt, interest, dividends and guarantees. The following is a summary of our primary cash requirements for fiscal 2018:

•
Capital expenditures. We expect total capital expenditures for fiscal 2018 to be approximately $521.0 million, compared to capital expenditures of $446.7 million in fiscal 2017. Included in that amount for fiscal 2018 is approximately $218.0 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas refineries. During the six months ended February 28, 2018, we acquired plant, property and equipment of $142.9 million.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as a "turnaround") which typically occur for a five- to six-week period every 2-5 years. Our Laurel, Montana refinery has planned maintenance scheduled for fiscal 2018 for approximately $92.0 million.

•
Debt. During the six months ended February 28, 2018, we repaid $194 million of long-term debt consisting of scheduled debt maturities and optional prepayments. We do not have any scheduled payments of long-term debt for the remainder of fiscal 2018.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at February 28, 2018. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2018.

•
Guarantees. We intend to fund a total of approximately $170.0 million in loan guarantees to our Brazilian operations in fiscal 2018 as a result of losses in the prior fiscal year caused by a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law. During the six months ended February 28, 2018, we funded $35.0 million in guarantees.

Future Sources of Cash

We fund our current operations primarily through a combination of cash flows from operations and committed and uncommitted revolving credit facilities, including our Securitization Facility. We believe these sources will provide adequate liquidity to meet our working capital needs. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment from cash flows from operations and by issuing privately placed long-term debt and term loans. In addition, our wholly-owned subsidiary, CHS Capital, makes loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has financing sources as detailed below in CHS Capital Financing.

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of February 28, 2018:

Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
		February 28, 2018
	Fiscal Year	(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$1,671,000	LIBOR+0.00% to 1.45%
Uncommitted Bilateral Facilities	2018	315,000	315,000	LIBOR+0.00% to 1.20%
In addition to our primary revolving lines of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2019, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of February 28, 2018, the outstanding balance under the facility was $270.0 million.
In addition to our uncommitted bilateral facility above, as of February 28, 2018, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $340.6 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $245.6 million outstanding as of February 28, 2018, of which $17.6 million was collateralized.

On February 28, 2018, and August 31, 2017, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, totaling $2.8 billion and $1.7 billion, respectively.
Long-term Debt Financing
The following table presents summarized long-term debt data as of February 28, 2018, and August 31, 2017:

	February 28, 2018	August 31, 2017
	(Dollars in thousands)
Private placement debt	$1,511,384	$1,643,886
Bank financing	366,000	445,000
Capital lease obligations	27,989	33,075
Other notes and contract payable	61,251	62,652
Deferred financing costs	(4,491)	(4,820)
	$1,962,133	$2,179,793

CHS Capital Financing
For a description of the Securitization Facility, see above in Fiscal 2018 and 2017 Activity.
CHS Capital has available credit under master participation agreements with numerous counterparties. Prior to the fourth quarter of fiscal 2017, all borrowings under these agreements were accounted for as secured borrowings. During the fourth quarter of fiscal 2017, certain of these agreements were amended resulting in the Company accounting for the participations as the sale of financial assets. In the second quarter of 2018, the remaining agreements were amended to account for the participations as the sale of financial assets. With the amendment, the notes receivable and associated reserves were removed from the Consolidated Balance Sheets.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total capacity for commitments under the ProPartners program is $265.0 million. The total outstanding commitments under the program totaled $171.7 million as of February 28, 2018, of which $88.2 million was borrowed under these commitments with an interest rate of 2.76%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of February 28, 2018, and are due upon demand. Borrowings under these notes totaled $60.4 million as of February 28, 2018.

Covenants
Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2018. Based on our current 2018 projections, we expect continued covenant compliance in the near term.
In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than a ratio of 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the six months ended February 28, 2018, and 2017, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.
Patronage and Equity Redemptions
In accordance with our bylaws and upon approval of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified distributions, with no cash patronage. During the six months ended February 28, 2017, we distributed cash patronage of $103.9 million.
As authorized by our Board of Directors in September 2017, we intend to redeem individual member owned equity in fiscal 2018, in an amount not to exceed $10 million. During the six months ended February 28, 2018, $2.6 million of that amount was redeemed in cash, compared to $13.7 million redeemed in cash during the six months ended February 28, 2017. In addition, $2.1 million of equities related to the Board of Director authorized fiscal 2017 redemption were redeemed during the six months ended February 28, 2018, due to the administrative timing of the payments.

Preferred Stock

The following is a summary of our outstanding preferred stock as of February 28, 2018, all shares of which are listed on the Global Select Market of Nasdaq:

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
Dividends paid on our preferred stock during the six months ended February 28, 2018, and 2017, were $84.3 million and $83.7 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Minimum future lease payments required under noncancelable operating leases as of February 28, 2018, were $306.3 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2018, our bank covenants allowed maximum guarantees of $1.0 billion, of which $144.2 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 28, 2018.

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

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2017, have not materially changed during the six months ended February 28, 2018.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2017, have not materially changed during the six months ended February 28, 2018.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2018, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 28, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Laurel

On May 17, 2016, and October 12, 2016, the Montana Department of Environmental Quality (“MDEQ”) issued violation letters to us, alleging that certain specified air emissions at our Laurel, Montana refinery exceeded amounts allowable under the refinery’s permits and applicable law. On June 1, 2016, and November 3, 2016, we responded to MDEQ and described the actions that we had taken in connection with those allegations. On August 30, 2017, MDEQ sent us a letter requesting that we execute an administrative order on consent, and pay an administrative penalty of $184,550. On September 27, 2017, we sent MDEQ a letter providing additional information and requesting that MDEQ reconsider the alleged violations and reduce the proposed penalty with respect to four of the alleged violations described in the violation letters. We also requested changes to the administrative order on consent to remove references to the Administrative Rules of the State of Montana. MDEQ responded to our request on January 4, 2018, revising some findings and reducing the proposed penalty to $177,950. On January 27, 2018, we sent MDEQ a response providing further explanation regarding certain items and requesting an additional reduction in the proposed penalty.

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 4, 2018	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer