Form 10-Q
period 2018-05-31
CHS INC
filed 2018-07-11
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2018.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” and “CHS” refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2018.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2017. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2018	August 31, 2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$533,887	$181,379
Receivables	2,198,211	1,869,632
Inventories	2,940,907	2,576,585
Derivative assets	483,794	232,017
Margin and related deposits	253,141	206,062
Supplier advance payments	426,607	249,234
Other current assets	198,078	299,618
Total current assets	7,034,625	5,614,527
Investments	3,787,163	3,750,993
Property, plant and equipment	5,140,106	5,356,434
Other assets	973,885	1,251,802
Total assets	$16,935,779	$15,973,756
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,819,086	$1,988,215
Current portion of long-term debt	53,056	156,345
Customer margin deposits and credit balances	137,999	157,914
Customer advance payments	372,616	413,163
Accounts payable	1,904,819	1,951,292
Derivative liabilities	344,973	316,018
Accrued expenses	538,249	437,527
Dividends and equities payable	209,718	12,121
Total current liabilities	6,380,516	5,432,595
Long-term debt	1,905,515	2,023,448
Long-term deferred tax liabilities	207,912	333,221
Other liabilities	279,303	278,667
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,253,414	4,341,649
Accumulated other comprehensive loss	(169,726)	(183,670)
Capital reserves	1,803,078	1,471,217
Total CHS Inc. equities	8,150,804	7,893,234
Noncontrolling interests	11,729	12,591
Total equities	8,162,533	7,905,825
Total liabilities and equities	$16,935,779	$15,973,756

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$9,027,525	$8,614,090	$23,927,508	$23,982,746
Cost of goods sold	8,728,914	8,366,988	23,173,151	23,142,205
Gross profit	298,611	247,102	754,357	840,541
Marketing, general and administrative	161,578	153,498	488,459	459,831
Reserve and impairment charges (recoveries), net	(3,811)	323,901	(18,944)	414,009
Operating earnings (loss)	140,844	(230,297)	284,842	(33,299)
(Gain) loss on disposal of business	(124,050)	—	(131,755)	—
Interest expense	49,340	39,201	130,218	117,411
Other (income) loss	(14,622)	(11,947)	(51,000)	(66,183)
Equity (income) loss from investments	(59,308)	(48,393)	(137,111)	(124,521)
Income (loss) before income taxes	289,484	(209,158)	474,490	39,994
Income tax expense (benefit)	60,338	(163,018)	(100,901)	(137,781)
Net income (loss)	229,146	(46,140)	575,391	177,775
Net income (loss) attributable to noncontrolling interests	(187)	(955)	(699)	(757)
Net income (loss) attributable to CHS Inc.	$229,333	$(45,185)	$576,090	$178,532

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$229,146	$(46,140)	$575,391	$177,775
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $1,424, $2,257, $5,353 and $6,580, respectively	3,417	3,635	10,755	10,599
Unrealized net gain (loss) on available for sale investments, net of tax expense (benefit) of $2,620, $(72), $4,505 and $1,010, respectively	6,286	(117)	13,480	1,627
Cash flow hedges, net of tax expense (benefit) of $172, $233, $613 and $1,238, respectively	413	375	1,472	1,993
Foreign currency translation adjustment, net of tax expense (benefit) of $(254), $(334), $(275) and $(329), respectively	(11,617)	(2,151)	(11,763)	(12,193)
Other comprehensive income (loss), net of tax	(1,501)	1,742	13,944	2,026
Comprehensive income (loss)	227,645	(44,398)	589,335	179,801
Less: comprehensive income (loss) attributable to noncontrolling interests	(187)	(955)	(699)	(757)
Comprehensive income (loss) attributable to CHS Inc.	$227,832	$(43,443)	$590,034	$180,558

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$575,391	$177,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	358,134	362,118
Amortization of deferred major repair costs	43,908	50,565
Equity (income) loss from investments	(137,111)	(124,521)
Distributions from equity investments	97,665	105,558
Provision for doubtful accounts	(4,145)	198,304
Gain on disposal of business	(131,755)	—
Unrealized (gain) loss on crack spread contingent liability	—	(13,273)
Long-lived asset impairment, net of recoveries	(12,368)	85,431
Reserve against supplier advance payments	—	130,705
Deferred taxes	(135,560)	(145,357)
Other, net	30,640	25,559
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(216,501)	(55,498)
Inventories	(366,858)	(344,914)
Derivative assets	(86,910)	120,294
Margin and related deposits	(47,079)	58,581
Supplier advance payments	(177,373)	(214,538)
Other current assets and other assets	75,191	19,289
Customer margin deposits and credit balances	(19,914)	(76,355)
Customer advance payments	(40,547)	(23,700)
Accounts payable and accrued expenses	73,745	152,094
Derivative liabilities	23,758	(229,881)
Other liabilities	(49,842)	(53,471)
Net cash provided by (used in) operating activities	(147,531)	204,765
Cash flows from investing activities:
Acquisition of property, plant and equipment	(249,078)	(298,015)
Proceeds from disposition of property, plant and equipment	80,045	17,702
Proceeds from sale of business	234,914	—
Expenditures for major repairs	(39,363)	(1,146)
Investments in joint ventures and other	(20,606)	(13,853)
Investments redeemed	6,607	7,698
Proceeds from sale of investments	25,444	6,170
Changes in CHS Capital notes receivable, net	(83,908)	(104,773)
Financing extended to customers	(72,106)	(57,783)
Payments from customer financing	38,725	67,126
Other investing activities, net	7,539	2,722
Net cash provided by (used in) investing activities	(71,787)	(374,152)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	29,802,708	29,890,570
Payments on lines of credit, long term-debt and capital lease obligations	(29,028,104)	(29,362,970)
Changes in checks and drafts outstanding	(59,358)	(118,844)
Preferred stock dividends paid	(126,501)	(125,475)
Retirements of equities	(6,391)	(25,503)
Cash patronage dividends paid	—	(103,879)
Other financing activities, net	(11,558)	1,539
Net cash provided by (used in) financing activities	570,796	155,438
Effect of exchange rate changes on cash and cash equivalents	1,030	1,865
Net increase (decrease) in cash and cash equivalents	352,508	(12,084)
Cash and cash equivalents at beginning of period	181,379	279,313
Cash and cash equivalents at end of period	$533,887	$267,229

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of May 31, 2018, the Consolidated Statements of Operations for the three and nine months ended May 31, 2018, and 2017, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2018, and 2017, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2018, and 2017, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2017, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Over the course of fiscal 2017, we incurred charges related to a trading partner of ours in Brazil, which entered into bankruptcy-like proceedings under Brazilian law; intangible and fixed asset impairment charges associated with certain assets meeting the criteria to be classified as held for sale; fixed asset impairment charges due to the cancellation of a capital project at one of our refineries; and bad debt/loan loss reserve charges relating to a single large producer borrower. Charges and impairments of this nature, as well as any recoveries related to amounts previously reserved, are included in the Consolidated Statements of Operations in the line item, "Reserve and impairment charges (recoveries), net" for the three and nine months ended May 31, 2018, and 2017. The timing and amounts of these charges and impairments, and any recoveries were determined utilizing facts and circumstances that were present in the respective quarters in which the charges, impairments or recoveries were recorded. Prior year information has been revised to conform to the current year presentation.

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

Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). Under existing U.S. GAAP the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The amendments in this ASU also require certain disclosures about stranded tax effects. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. Early adoption in any period is permitted. The Company’s provisional adjustments recorded to account for the impact of the Tax Cuts and Jobs Act resulted in stranded tax effects. We are currently evaluating the timing and impact of adopting ASU 2018-02.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statements of Operations. This ASU requires that the service cost component be included in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic benefit cost should be presented in the Consolidated Statements of Operations separately outside of operating income if that subtotal is presented. Additionally, only service cost may be capitalized in assets. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The guidance on the presentation of the components of net periodic benefit cost in the Consolidated Statements of Operations should be applied retrospectively and the guidance regarding the capitalization of the service cost component in assets should be applied prospectively. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the Consolidated Statements of Cash Flows. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted, including in an interim period. The amendments in this ASU should be applied retrospectively to all periods presented. The adoption of this amended guidance is not expected to have a material impact on our Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce existing diversity in practice in how certain cash receipts and payments are presented and classified in the Consolidated Statements of Cash Flows. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our Consolidated Statement of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standards Codification ("ASC") 840 - Leases. The amendments within this ASU introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We have initiated our assessment of the new lease standard, including the utilization of surveys to gather more information about existing leases and the implementation of a new lease software to improve the collection, maintenance, and aggregation of lease data necessary for the expanded reporting and disclosure requirements under the new lease standard. It is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as right of use assets and obligations on our Consolidated Balance Sheets. This will result in a significant increase in assets and liabilities recorded on our Consolidated Balance Sheets. Although we expect the new lease guidance to have a material impact on our Consolidated Balance Sheets, we are continuing to evaluate the method of adoption and the extent of potential impacts on our consolidated financial statements, processes, and internal controls.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments within this ASU, as well as within additional clarifying ASUs issued by the FASB, provide a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance includes a five-step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. The adoption of the new revenue recognition guidance will require expanded disclosures in our consolidated financial statements including quantitative disclosure of revenues that fall within and outside the scope of the new revenue recognition guidance. Certain revenue streams are expected to fall within the scope of the new revenue recognition guidance; however, a substantial portion of our revenue falls outside the scope of the new revenue recognition guidance and will continue to follow existing guidance, primarily ASC 815, Derivatives and Hedging. We have completed an initial assessment of our revenue streams and do not believe that the new revenue recognition guidance will have a material impact on our consolidated financial statements. We will complete the final phase of our revenue recognition implementation project during the fourth quarter of fiscal 2018, including the finalization of our revenue recognition accounting policies, expanded disclosures, and position papers. We will adopt ASU No. 2014-09 and the related ASUs using the modified retrospective method on September 1, 2018, in the first quarter of fiscal 2019.

Note 2        Receivables

	May 31, 2018	August 31, 2017
	(Dollars in thousands)
Trade accounts receivable	$1,505,273	$1,234,500
CHS Capital notes receivable	143,038	164,807
Deferred purchase price receivable	177,827	202,947
Other	589,637	493,104
	2,415,775	2,095,358
Less allowances and reserves	217,564	225,726
Total receivables	$2,198,211	$1,869,632

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

The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers which are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes as well as in Michigan.

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $0.2 million and $17.0 million at May 31, 2018, and August 31, 2017, respectively. The long-term notes receivable are included in Other assets on our Consolidated Balance Sheets. As of May 31, 2018, and August 31, 2017, the commercial notes represented 6% and 17%, respectively, and the producer notes represented 94% and 83%, respectively, of the total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of May 31, 2018, CHS Capital's customers had additional available credit of $490.0 million.

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

Sales of Receivables by Cofina occur continuously and are settled with the Purchasers on a monthly basis. The proceeds from the sale of these Receivables comprise a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable is ultimately realized by CHS following the collection of the underlying Receivables sold to the Purchasers. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of May 31, 2018, the total availability under the Securitization Facility was $592.0 million, of which all was utilized. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes.

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

The Securitization Facility was set to expire on July 17, 2018; however, we amended the Securitization Facility on June 28, 2018, and the transfer of Receivables will once again be accounted for as a secured borrowing. See Note 14, Subsequent Events, to our unaudited consolidated financial statements for additional information on the June 28, 2018, amendment.

The following table is a reconciliation of the beginning and ending balances of the DPP receivable for the nine months ended May 31, 2018:

(Dollars in thousands)
Balance - as of August 31, 2017	$548,602
Monthly settlements, net	(89,160)
Cash collections on DPP	(9,612)
Fair value adjustment	14,686
Balance - as of May 31, 2018	$464,516

There was no DPP receivable as of May 31, 2017, and therefore, no comparative period is included in the table above.

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to value added taxes and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We do not bear any of the costs or operational risks associated with the related growing crops. The financing is collateralized by future crops, land and physical assets of the suppliers, carries a local market interest rate and settles when the farmer’s crop is harvested and sold.

Note 3        Inventories

	May 31, 2018	August 31, 2017
	(Dollars in thousands)
Grain and oilseed	$1,436,568	$1,145,285
Energy	663,111	755,886
Crop nutrients	199,246	248,699
Feed and farm supplies	479,621	353,130
Processed grain and oilseed	152,465	49,723
Other	9,896	23,862
Total inventories	$2,940,907	$2,576,585

As of May 31, 2018, we valued approximately 15% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (19% as of August 31, 2017). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $370.4 million and $186.2 million as of May 31, 2018, and August 31, 2017, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels, and are subject to the final year-end LIFO inventory valuation.

Note 4        Investments

	May 31, 2018	August 31, 2017
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,786,806	$2,756,076
Ventura Foods, LLC	354,588	347,016
Ardent Mills, LLC	205,805	206,529
TEMCO, LLC	37,769	41,323
Other equity method investments	271,229	268,444
Cost method investments	130,966	131,605
Total investments	$3,787,163	$3,750,993

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

On February 1, 2016, we invested $2.8 billion in CF Industries Nitrogen, LLC ("CF Nitrogen"), commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 11% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended May 31, 2018, and 2017, this amount was $35.6 million and $24.5 million, respectively. For the nine months ended May 31, 2018, and 2017, this amount was $80.0 million and $60.8 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

We have a 50% interest in Ventura Foods, a joint venture which produces and distributes primarily vegetable oil-based products. We account for Ventura Foods as an equity method investment, and as of May 31, 2018, our carrying value of Ventura Foods exceeded our share of its equity by $12.9 million, which represents equity method goodwill. The earnings are reported as equity income from investments in Corporate and Other.

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in CF Nitrogen, Ventura Foods and Ardent Mills for the nine months ended May 31, 2018, and 2017:

	For the Nine Months Ended May 31,
	2018	2017
	(Dollars in thousands)
Net sales	$6,238,495	$5,807,777
Gross profit	719,555	651,705
Net earnings	435,192	317,674
Earnings attributable to CHS Inc.	109,266	104,568

Note 5        Goodwill and Other Intangible Assets

Goodwill of $152.3 million and $154.1 million as of May 31, 2018, and August 31, 2017, respectively, is included in other assets on our Consolidated Balance Sheets. Changes in the net carrying amount of goodwill for the nine months ended May 31, 2018, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2017	$552	$142,929	$10,574	$154,055
Effect of foreign currency translation adjustments	—	(1,709)	—	(1,709)
Balances, May 31, 2018	$552	$141,220	$10,574	$152,346

No goodwill has been allocated to our Nitrogen Production segment, which consists solely of our CF Nitrogen investment accounted for using the equity method of accounting.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	May 31, 2018			August 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$41,077	$(12,328)	$28,749	$46,180	$(14,695)	$31,485
Trademarks and other intangible assets	6,536	(4,871)	1,665	23,623	(21,778)	1,845
Total intangible assets	$47,613	$(17,199)	$30,414	$69,803	$(36,473)	$33,330

Total amortization expense for intangible assets during the three and nine months ended May 31, 2018, was $0.8 million and $2.5 million, respectively. Total amortization expense for intangible assets during the three and nine months ended May 31, 2017, was $1.0 million and $3.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,290
Year 2	3,125
Year 3	2,981
Year 4	2,856
Year 5	2,671

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of May 31, 2018. The table below summarizes our notes payable as of May 31, 2018, and 2017.

	May 31, 2018	August 31, 2017
	(Dollars in thousands)
Notes payable	$2,650,859	$1,695,423
CHS Capital notes payable	168,227	292,792
Total notes payable	$2,819,086	$1,988,215

On May 31, 2018, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion which expires in September 2020. The outstanding balance on this facility increased to $1.1 billion at May 31, 2018, from $480.0 million at August 31, 2017, due to the seasonal nature of our business operations.

Interest expense for the three months ended May 31, 2018, and 2017, was $49.3 million and $39.2 million, respectively, net of capitalized interest of $1.7 million and $1.6 million, respectively. Interest expense for the nine months ended May 31, 2018, and 2017, was $130.2 million and $117.4 million, respectively, net of capitalized interest of $4.8 million and $4.7 million, respectively.

Note 7        Equities

Changes in Equities

Changes in equities for the nine months ended May 31, 2018, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(183,670)	$1,471,217	$12,591	$7,905,825
Reversal of prior year patronage and redemption estimates	4,270	—	(126,333)	—	—	126,333	—	4,270
Distribution of 2017 patronage refunds	—	—	128,831	—	—	(128,831)	—	—
Redemptions of equities	(3,814)	(86)	(369)	—	—	—	—	(4,269)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(5,999)	(113)	(381)	—	—	4,517	(163)	(2,139)
Net income (loss)	—	—	—	—	—	576,090	(699)	575,391
Other comprehensive income (loss), net of tax	—	—	—	—	13,944	—	—	13,944
Estimated 2018 cash patronage refunds	—	—	—	—	—	(119,747)	—	(119,747)
Estimated 2018 equity redemptions	(84,241)	—	—	—	—	—	—	(84,241)
Balance, May 31, 2018	$3,816,642	$29,637	$407,135	$2,264,038	$(169,726)	$1,803,078	$11,729	$8,162,533

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the nine months ended May 31, 2018, and 2017:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(135,046)	$10,041	$(6,954)	$(51,711)	$(183,670)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	19,512	806	(9,996)	10,322
Amounts reclassified out	16,108	(1,527)	1,279	(2,042)	13,818
Total other comprehensive income (loss), before tax	16,108	17,985	2,085	(12,038)	24,140
Tax effect	(5,353)	(4,505)	(613)	275	(10,196)
Other comprehensive income (loss), net of tax	10,755	13,480	1,472	(11,763)	13,944
Balance as of May 31, 2018, net of tax	$(124,291)	$23,521	$(5,482)	$(63,474)	$(169,726)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2016, net of tax	$(165,146)	$5,656	$(9,196)	$(43,040)	$(211,726)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(500)	2,637	1,920	(12,537)	(8,480)
Amounts reclassified out	17,679	—	1,311	15	19,005
Total other comprehensive income (loss), before tax	17,179	2,637	3,231	(12,522)	10,525
Tax effect	(6,580)	(1,010)	(1,238)	329	(8,499)
Other comprehensive income (loss), net of tax	10,599	1,627	1,993	(12,193)	2,026
Balance as of May 31, 2017, net of tax	$(154,547)	$7,283	$(7,203)	$(55,233)	$(209,700)

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

Note 8        Income Taxes

During the third quarter of fiscal 2018, we recorded a $15.5 million impairment of income tax receivables related to Brazilian tax legislation enacted on May 30, 2018, which restricts our ability to utilize our Brazilian income tax credits. We also recorded current tax expense of $21.3 million related to the sale of certain assets, and $10.0 million stemming from CHS Inc.’s performance of guarantees to its Brazilian subsidiary for a fiscal 2017 loss.

The third quarter of fiscal 2018 tax costs described above were more than offset by the deferred tax benefit from the revaluation of our U.S. net deferred tax liability as a result of the Tax Act recognized in the second quarter of fiscal 2018, which is the primary contributor to our tax benefit position for the nine months ended May 31, 2018, within the Consolidated Statements of Operations.

On December 22, 2017, the Tax Act was enacted into law. The Tax Act provides for significant U.S. tax law changes and reduces the federal corporate statutory tax rate from 35% to 21% as of January 1, 2018. As a fiscal year-end taxpayer, our annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 25.7%. Beginning in fiscal 2019, the annual statutory federal corporate tax rate will be 21%.

The Tax Act also requires companies to pay a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings. Foreign taxes historically have not had a material impact on our consolidated financial statements, and the foreign impacts of the Tax Act are discussed below.

The Tax Act initially repealed the Domestic Production Activities Deduction ("DPAD") and enacted the Deduction for Qualified Business Income of Pass-Thru Entities ("QBI Deduction"); however, the Consolidated Appropriations Act, 2018 (the "Appropriations Act") enacted into law on March 23, 2018, impacted these deductions. The Appropriations Act modifies the QBI deduction under Sec. 199A of the Tax Act to reenact DPAD for agricultural and horticultural cooperatives as it existed prior to the enactment of the Tax Act, and it also modifies the QBI deduction available to cooperative patrons as enacted by the Tax Act. All references to the Tax Act below include the modifications introduced by the Appropriations Act.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 ("SAB 118") which provides guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act’s enactment date for companies to complete their accounting under ASC 740, Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As of May 31, 2018, we have not finalized our work associated with the income tax effects of the enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances, and believe there will be no significant additional tax expense as a result of the one-time transition tax.

Our income tax provision for the nine months ended May 31, 2018, reflects the current year impacts of the Tax Act on the estimated annual effective tax rate and a discrete provisional net benefit of $133.6 million from the revaluation of our U.S. net deferred tax liability resulting directly from the enactment of the Tax Act based on information available, prepared, or analyzed as of the date of this report.

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

We continue to review the anticipated impacts of global intangible low-taxed income ("GILTI"), including whether we should account for its tax effects as an in-period or deferred tax expense. Due to the complexity of the GILTI tax rules and the dependency upon future results of our global operations and our global structure, we are unable to make a reasonable estimate of this provision and consequently we haven't decided how to treat the deferred taxes associated with GILTI. Accordingly, we have not recorded any impact associated with GILTI in the tax rate during the three months ended May 31, 2018.

Note 9        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and nine months ended May 31, 2018, and 2017, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit costs for the three months ended May 31 are as follows:	(Dollars in thousands)
Service cost	$9,920	$10,537	$137	$302	$236	$290
Interest cost	5,997	5,753	177	210	227	232
Expected return on assets	(12,044)	(12,058)	—	—	—	—
Prior service cost (credit) amortization	360	385	7	4	(142)	(141)
Actuarial (gain) loss amortization	4,905	5,708	16	136	(306)	(199)
Net periodic benefit cost	$9,138	$10,325	$337	$652	$15	$182
Components of net periodic benefit costs for the nine months ended May 31 are as follows:
Service cost	$29,758	$31,612	$411	$905	$707	$870
Interest cost	17,988	17,257	533	632	681	698
Expected return on assets	(36,133)	(36,173)	—	—	—	—
Prior service cost (credit) amortization	1,078	1,155	23	14	(424)	(424)
Actuarial (gain) loss amortization	16,304	17,123	46	409	(918)	(598)
Net periodic benefit cost	$28,995	$30,974	$1,013	$1,960	$46	$546

Employer Contributions

Total contributions to be made during fiscal 2018 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2018, we made no contributions to the pension plans. At this time, we do not anticipate being required to make a contribution for our benefit plans in fiscal 2018.

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

Our revenues, assets and cash flows can be significantly affected by global trade and associated market prices for commodities such as petroleum products, natural gas, ethanol, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

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

Segment information for the three and nine months ended May 31, 2018, and 2017, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2018:	(Dollars in thousands)
Revenues	$2,009,907	$7,125,024	$—	$14,074	$(121,480)	$9,027,525
Operating earnings (loss)	31,525	115,052	(4,153)	(1,580)	—	140,844
(Gain) loss on disposal of business	(65,903)	5	—	(58,152)	—	(124,050)
Interest expense	3,496	28,854	13,119	4,324	(453)	49,340
Other (income) loss	(472)	(13,891)	(441)	(271)	453	(14,622)
Equity (income) loss from investments	(967)	(11,359)	(35,639)	(11,343)	—	(59,308)
Income (loss) before income taxes	$95,371	$111,443	$18,808	$63,862	$—	$289,484
Intersegment revenues	$(116,286)	$(3,784)	$—	$(1,410)	$121,480	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2017:	(Dollars in thousands)
Revenues	$1,638,107	$7,053,991	$—	$26,820	$(104,828)	$8,614,090
Operating earnings (loss)	(5,723)	(226,668)	(5,619)	7,713	—	(230,297)
Interest expense	4,343	16,609	10,708	8,127	(586)	39,201
Other (income) loss	(332)	(12,886)	(477)	1,162	586	(11,947)
Equity (income) loss from investments	(391)	(9,199)	(24,534)	(14,269)	—	(48,393)
Income (loss) before income taxes	$(9,343)	$(221,192)	$8,684	$12,693	$—	$(209,158)
Intersegment revenues	$(97,876)	$(7,545)	$—	$593	$104,828	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2018:	(Dollars in thousands)
Revenues	$5,878,657	$18,375,507	$—	$46,018	$(372,674)	$23,927,508
Operating earnings (loss)	159,070	145,907	(14,527)	(5,608)	—	284,842
(Gain) loss on disposal of business	(65,903)	(7,700)	—	(58,152)	—	(131,755)
Interest expense	11,760	69,242	39,067	11,569	(1,420)	130,218
Other (income) loss	(1,492)	(45,511)	(2,612)	(2,805)	1,420	(51,000)
Equity (income) loss from investments	(2,779)	(25,180)	(79,986)	(29,166)	—	(137,111)
Income (loss) before income taxes	$217,484	$155,056	$29,004	$72,946	$—	$474,490
Intersegment revenues	$(355,099)	$(11,391)	$—	$(6,184)	$372,674	$—
Total assets at May 31, 2018	$4,208,214	$7,510,962	$2,810,256	$2,406,347	$—	$16,935,779

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2017:	(Dollars in thousands)
Revenues	$4,867,321	$19,345,316	$—	$85,691	$(315,582)	$23,982,746
Operating earnings (loss)	86,563	(131,363)	(14,033)	25,534	—	(33,299)
Interest expense	12,176	49,798	35,626	27,512	(7,701)	117,411
Other (income) loss	(828)	(41,801)	(30,047)	(1,208)	7,701	(66,183)
Equity (income) loss from investments	(2,039)	(18,071)	(60,787)	(43,624)	—	(124,521)
Income (loss) before income taxes	$77,254	$(121,289)	$41,175	$42,854	$—	$39,994
Intersegment revenues	$(297,057)	$(16,068)	$—	$(2,457)	$315,582	$—

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

	May 31, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$473,418	$—	$33,979	$439,439
Foreign exchange derivatives	9,298	—	5,814	3,484
Embedded derivative asset	23,145	—	—	23,145
Total	$505,861	$—	$39,793	$466,068
Derivative Liabilities:
Commodity and freight derivatives	$330,364	$4,063	$33,979	$292,322
Foreign exchange derivatives	23,084	—	5,814	17,270
Interest rate derivatives - non-hedge	3	—	—	3
Total	$353,451	$4,063	$39,793	$309,595

	August 31, 2017
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity and freight derivatives	$384,648	$—	$35,080	$349,568
Foreign exchange derivatives	8,771	—	3,636	5,135
Embedded derivative asset	25,533	—	—	25,533
Total	$418,952	$—	$38,716	$380,236
Derivative Liabilities:
Commodity and freight derivatives	$309,762	$3,898	$35,080	$270,784
Foreign exchange derivatives	19,931	—	3,636	16,295
Total	$329,693	$3,898	$38,716	$287,079

Derivative assets and liabilities with maturities of 12 months or less are recorded in derivative assets and derivative liabilities, respectively, on the Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. The amount of long-term derivative assets and liabilities recorded on the Consolidated Balance Sheet at May 31, 2018, were $22.1 million and $17.3 million, respectively. The amount of long-term derivative assets and liabilities recorded on the Consolidated Balance Sheet at August 31, 2017, were $186.9 million and $13.7 million, respectively.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2018, and 2017.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2018	2017	2018	2017
		(Dollars in thousands)
Commodity and freight derivatives	Cost of goods sold	$68,813	$102,327	$254	$177,633
Foreign exchange derivatives	Cost of goods sold	(16,549)	(7,168)	(15,600)	(4,573)
Foreign exchange derivatives	Marketing, general and administrative	(1,109)	22	(1,260)	(784)
Interest rate derivatives	Interest expense	(2)	—	(3)	4
Embedded derivative	Other income	441	477	2,612	30,051
Total		$51,594	$95,658	$(13,997)	$202,331

Commodity and Freight Contracts

As of May 31, 2018, and August 31, 2017, we had outstanding commodity futures, options and freight contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	May 31, 2018		August 31, 2017
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	852,993	1,097,748	570,673	768,540
Energy products - barrels	18,425	12,383	15,072	18,252
Processed grain and oilseed - tons	426	2,403	299	2,347
Crop nutrients - tons	26	42	9	15
Ocean and barge freight - metric tons	5,531	2,883	2,777	1,766
Rail freight - rail cars	166	52	176	75
Natural gas - MMBtu	1,220	—	500	—

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of our international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $934.5 million and $776.7 million as of May 31, 2018, and August 31, 2017, respectively.

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

During the first quarter of fiscal 2017, CF Industries' credit rating was reduced below the specified levels and we received a $5.0 million payment from CF Industries, which was recorded as a gain in our Consolidated Statement of Operations. We also recorded an embedded derivative asset of $24.1 million on our Consolidated Balance Sheet and a corresponding gain in our Consolidated Statement of Operations for the fair value of the embedded derivative asset during the three months ended November 30, 2016. During the first quarter of fiscal 2018, we received a second $5.0 million payment from CF Industries. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of May 31, 2018, was equal to $23.1 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements for more information on the valuation of the embedded derivative asset.

Derivatives Designated as Fair Value Hedging Strategies

As of May 31, 2018, and August 31, 2017, we had outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2019 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

		Derivative Assets			Derivative Liabilities
Fair Value Hedges	Balance Sheet Location	May 31, 2018	August 31, 2017	Balance Sheet Location	May 31, 2018	August 31, 2017
		(Dollars in thousands)			(Dollars in thousands)
Interest rate swaps	Other assets	$—	$9,978	Other liabilities	$8,847	$707

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2018, and 2017.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
Gain (Loss) on Fair Value Hedging Relationships:	Location of Gain (Loss)	2018	2017	2018	2017
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(231)	$3,750	$(18,118)	$(13,764)
Hedged item	Interest expense	231	(3,750)	18,118	13,764
Total		$—	$—	$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of May 31, 2018, and August 31, 2017.

	May 31, 2018		August 31, 2017
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$486,153	$8,847	$504,271	$(9,271)

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

Recurring fair value measurements at May 31, 2018, and August 31, 2017, are as follows:

	May 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$44,456	$428,962	$—	$473,418
Foreign currency derivatives	—	9,298	—	9,298
Deferred compensation assets	38,765	—	—	38,765
Deferred purchase price receivable	—	—	464,516	464,516
Embedded derivative asset	—	23,145	—	23,145
Other assets	16,783	—	—	16,783
Total	$100,004	$461,405	$464,516	$1,025,925
Liabilities:
Commodity and freight derivatives	$37,294	$293,070	$—	$330,364
Foreign currency derivatives	—	23,084	—	23,084
Interest rate swap derivatives	3	8,847	—	8,850
Total	$37,297	$325,001	$—	$362,298

	August 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity and freight derivatives	$48,491	$336,157	$—	$384,648
Foreign currency derivatives	—	8,771	—	8,771
Interest rate swap derivatives	—	9,978	—	9,978
Deferred compensation assets	52,414	—	—	52,414
Deferred purchase price receivable	—	—	548,602	548,602
Embedded derivative asset	—	25,533	—	25,533
Other assets	14,846	—	—	14,846
Total	$115,751	$380,439	$548,602	$1,044,792
Liabilities:
Commodity and freight derivatives	$31,189	$278,573	$—	$309,762
Foreign currency derivatives	—	19,931	—	19,931
Interest rate swap derivatives	—	707	—	707
Total	$31,189	$299,211	$—	$330,400

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

Deferred purchase price receivable — The fair value of the DPP receivable included in receivables, net and other assets, is determined by discounting the expected cash flows to be received. The expected cash flows are primarily based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. Significant changes in the anticipated credit losses could result in a significantly higher (or lower) fair value measurement. Due to the use of significant unobservable inputs in the pricing model, including management's assumptions related to anticipated credit losses, the DPP receivable is classified as a Level 3 fair value measurement. The reconciliation of the DPP receivable for the period ended May 31, 2018, is included in Note 2, Receivables.

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

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three months and nine months ended May 31, 2018, and 2017.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of May 31, 2018, our bank covenants allowed maximum guarantees of $1.0 billion, of which $107.9 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2018.

Lease Commitments

On November 30, 2017, we completed a sale-leaseback transaction for our primary corporate office building located in Inver Grove Heights, Minnesota. Simultaneous with the closing of the sale, we entered into a 20-year operating lease arrangement with base annual rent of approximately $3.4 million during the first year, followed by annual increases of 2% through the remainder of the lease period.

Gain Contingency

As of May 31, 2018, a gain contingency resulted from applying ASC Topic 450-30, Gain Contingencies, to the facts and circumstances surrounding the potential for certain excise tax credits associated with manufacturing changes within our Energy business. The resulting gain, if recognized, will likely have a material impact on our consolidated financial statements.

Note 14        Subsequent Events

Securitization Facility

On June 28, 2018, we amended our existing Securitization Facility discussed in Note 2, Receivables. Prior to the amendment, we accounted for the Receivables sold under the Securitization as a sale of financial assets pursuant to ASC 860, Transfers and Servicing, resulting in the derecognition of the sold Receivables from our Consolidated Balance Sheets. Under the terms of the amended Securitization Facility, the transfer of Receivables will be accounted for as a secured borrowing whereby the sold Receivables and corresponding secured debt will remain on our Consolidated Balance Sheets. The amount available under the amended Securitization Facility will continue to fluctuate over time based on the total amount of eligible Receivables generated during the normal course of business; however, the maximum availability of $700.0 million remains unchanged.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2018 Third Quarter Highlights

•	Fiscal 2018 Priorities Update

•	Fiscal 2018 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

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

•	Nitrogen Production - consists solely of our equity method investment in CF Nitrogen and produces and distributes nitrogen fertilizer, a commodity chemical.

In addition, our financing and hedging operations along with our non-consolidated wheat milling and food production and distribution joint ventures, have been aggregated within Corporate and Other. Prior to its sale on May 4, 2018, our insurance operations were also included within Corporate and Other.

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

Management's Focus. When evaluating our operating performance, management focuses on gross profit and income before income taxes. As a company that operates heavily in global commodities, there is significant unpredictability and volatility in pricing, costs and global trade. As such, we focus on managing the margin we can earn and the resulting income before income taxes. Management also focuses on ensuring the strength of the balance sheet through the appropriate management of financial liquidity, leverage, capital allocation and cash flow optimization.

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income are generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices, demand and global trade. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the fall crop drying and winter heating seasons. The graphs below depict the seasonality inherent in our business.

* It should be noted the third quarter of fiscal 2017 was impacted by material charges that caused income (loss) before income taxes for that period to deviate from historical trends.

Pricing. Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseed products and crop nutrients. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, availability/adequacy of supply of the related commodity, government regulations/policies, world events, global trade disputes and general political/economic conditions.

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

Fiscal 2018 Third Quarter Highlights

•	Margins were higher in our Ag and Energy segments compared to prior year results due to higher margins for feed and farm supplies, crop nutrients, processing and food ingredients and refined fuels.

•	Higher volumes in our Ag segment compared to prior year results driven by increased volumes of feed and farm supplies and processing and food ingredients.

•
We completed the disposal of certain assets within our Energy segment and Corporate and Other resulting in cash proceeds of approximately $181.4 million and a gain of approximately $124.1 million. The cash proceeds were used to optimize our debt levels by reducing our need for incremental debt and minimizing existing funded debt.

Fiscal 2018 Priorities Update

We have maintained our focus on restoring financial flexibility by successfully optimizing our debt levels through the first nine months of fiscal 2018. We also continue to focus on leveraging our assets across the enterprise to generate higher returns and make improvements in our management of risk and the granting of credit through enhancements in the related policies, practices and operations.

Fiscal 2018 Trends Update

Our Ag and Energy businesses operate in cyclical environments. The Energy industry has partially recovered throughout fiscal 2018 with higher crack spreads that have led to higher margins, but it continues to be a challenging environment putting pressure on our liquidity. The Ag industry is also operating in a challenging environment characterized by lower margins, reduced liquidity and increased leverage that have resulted from reduced commodity prices. In addition, trade relations between the United States and foreign trade partners, particularly those that purchase large quantities of agricultural commodities, are strained resulting in unpredictable impacts to commodity prices within the Ag industry. We are unable to predict how long the current environment will last or how severe it will ultimately be at this time. Although there was an aggregate increase in Ag margins during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, margins for grain and oilseed declined during the same period and we do not foresee significant changes to the core Ag operating environment during the remainder of fiscal 2018. As a result, we expect our revenues, margins and cash flows from our core operations to continue to be under pressure.

Results of Operations

Consolidated Statements of Operations

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues	$9,027,525	$8,614,090	$23,927,508	$23,982,746
Cost of goods sold	8,728,914	8,366,988	23,173,151	23,142,205
Gross profit	298,611	247,102	754,357	840,541
Marketing, general and administrative	161,578	153,498	488,459	459,831
Reserve and impairment charges (recoveries), net	(3,811)	323,901	(18,944)	414,009
Operating earnings (loss)	140,844	(230,297)	284,842	(33,299)
(Gain) loss on disposal of business	(124,050)	—	(131,755)	—
Interest expense	49,340	39,201	130,218	117,411
Other (income) loss	(14,622)	(11,947)	(51,000)	(66,183)
Equity (income) loss from investments	(59,308)	(48,393)	(137,111)	(124,521)
Income (loss) before income taxes	289,484	(209,158)	474,490	39,994
Income tax expense (benefit)	60,338	(163,018)	(100,901)	(137,781)
Net income (loss)	229,146	(46,140)	575,391	177,775
Net income (loss) attributable to noncontrolling interests	(187)	(955)	(699)	(757)
Net income (loss) attributable to CHS Inc.	$229,333	$(45,185)	$576,090	$178,532

The charts below detail revenues, net of intersegment revenues, and income (loss) before income taxes by reportable segment for the three and nine months ended May 31, 2018. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$95,371	$(9,343)	$104,714	1,120.8%	$217,484	$77,254	$140,230	181.5%

The following table and commentary present the primary reasons for the changes in income (loss) before income taxes ("IBIT") for the Energy segment for the three and nine months ended May 31, 2018, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31,	Nine Months Ended May 31,
	(Dollars in millions)
Volume	$—	$(4)
Price	12	55
Other*	(3)	(1)
Change in reserves and impairments (recoveries), net+	33	33
Non-gross profit related activity+	63	57
Total change in Energy IBIT	$105	$140
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses; reserve and impairment charges (recoveries), net; gain (loss) on disposal of business; interest expense; other income (loss); and equity (income) loss from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the three and nine months ended May 31, 2018, and 2017

The $104.7 million and $140.2 million increases in the Energy segment IBIT, respectively, reflect the following:

•	Improved market conditions in our refined fuels business, primarily driven by higher crack spreads and the associated higher margins.

•
Gains totaling $65.9 million recorded in other income in connection with the sale of certain assets, including the sale of 34 Zip Trip stores located in the Pacific Northwest, United States ("Pacific Northwest") and the sale of the Council Bluffs pipeline and refined fuels terminal in Council Bluffs, Iowa.

•	During the third quarter of fiscal 2017, an impairment charge of $32.7 million was recorded related to the cancellation of a capital project which did not reoccur in the current fiscal year.

Ag

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$111,443	$(221,192)	$332,635	150.4%	$155,056	$(121,289)	$276,345	227.8%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for the three and nine months ended May 31, 2018, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31,	Nine Months Ended May 31,
	(Dollars in millions)
Volume	$14	$1
Price	39	(91)
Other*	(4)	(7)
Change in reserves and impairments (recoveries), net+	295	400
Non-gross profit related activity+	(11)	(27)
Total change in Ag IBIT	$333	$276
* Other includes retail and non-commodity type activities.
+ See commentary related to these changes in the marketing, general and administrative expenses; reserve and impairment charges (recoveries), net; gain (loss) on disposal of business; interest expense; other income (loss); and equity (income) loss from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the three months ended May 31, 2018, and 2017

The $332.6 million increase in Ag segment IBIT reflects the following:

•
Increased volumes driven by market related volume increases for feed and farm supplies and processing and food ingredients which were partially offset by reduced volumes of crop nutrients that resulted from the late spring and compressed planting season across much of the Midwest United States ("Midwest").

•
Increased price/margin due to market related margin increases for feed and farm supplies, crop nutrients and processing and food ingredients which was partially offset by market related decreases in grain and oilseed margins.

•
The impact of reserve and impairment charges recorded in the third quarter of fiscal 2017 that did not reoccur in the current fiscal year, as well as the recovery of certain reserve and impairment charges during fiscal 2018.

Comparison of Ag segment IBIT for the nine months ended May 31, 2018, and 2017

The $276.3 million increase in Ag segment IBIT reflects the following:

•
Flat volumes as a result of higher market related volumes in feed and farm supplies and processing and food ingredients being almost entirely offset by lower market related volumes of grain and oilseed.

•	Lower price/margin due to a market related reduction of grain and oilseed margins which was partially offset by market related margin increases for feed and farm supplies.

•	Net gains totaling $7.7 million recorded in other income in connection with the sale of non-strategic North American locations.

•
The impact of reserve and impairment charges recorded during fiscal 2017 that did not reoccur in the current fiscal year, as well as the recovery of certain reserve and impairment charges during fiscal 2018.

All Other Segments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$18,808	$8,684	$10,124	116.6%	$29,004	$41,175	$(12,171)	(29.6)%
Corporate and Other IBIT	$63,862	$12,693	$51,169	403.1%	$72,946	$42,854	$30,092	70.2%
* See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of All Other Segments IBIT for the three months ended May 31, 2018, and 2017

Our Nitrogen Production segment IBIT increased due to higher equity method income in the third quarter of fiscal 2018 due to improved prices on urea leading to higher margins. Corporate and Other IBIT increased as a result of the $58.2 million gain recognized on the sale of CHS Insurance during the third quarter of fiscal 2018 which was partially offset by lower earnings from our investment in Ventura Foods and reduced interest revenue from our financing business resulting from the sale of loans receivable.

Comparison of All Other Segments IBIT for the nine months ended May 31, 2018, and 2017

Our Nitrogen Production segment IBIT decreased due to a gain in the prior year of $29.1 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the current fiscal year. This decrease was partially offset by higher equity method income in the current year resulting from improved prices on urea leading to higher margins. Corporate and Other IBIT increased as a result of the $58.2 million gain recognized on the sale of CHS Insurance during the third quarter of fiscal 2018 which was partially offset by lower earnings from our investment in Ventura Foods and reduced interest revenue from our financing business resulting from the sale of loans receivable.

Revenues by Segment

Energy

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Revenue	$1,893,621	$1,540,231	$353,390	22.9%	$5,523,558	$4,570,264	$953,294	20.9%

The following table and commentary present the primary reasons for the changes in revenue for the Energy segment for the three and nine months ended May 31, 2018, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31,	Nine Months Ended May 31,
	(Dollars in millions)
Volume	$(11)	$(46)
Price	387	1,001
Other*	(23)	(2)
Total change in Energy revenue	$353	$953
* Other includes retail and non-commodity type activities.

Comparison of Energy segment revenue for the three months ended May 31, 2018, and 2017

The $353.4 million increase in Energy segment revenue reflects market related price increases across all Energy sub-segments, including refined fuels, lubricants and propane which were partially offset by decreased volumes of lubricants and propane. Refined fuels pricing increased $0.46 (28%) per gallon, lubricants pricing increased $0.29 (5%) per unit, and propane pricing increased $0.17 (25%) per gallon.

Comparison of Energy segment revenue for the nine months ended May 31, 2018, and 2017

The $953.3 million increase in Energy segment revenue reflects market related price increases across all Energy sub-segments, including refined fuels, lubricants and propane which were partially offset by decreased volumes of refined fuels and lubricants. Refined fuels pricing increased $0.37 (23%) per gallon, lubricants pricing increased $0.35 (6%) per unit, and propane pricing increased $0.22 (31%) per gallon.

Ag

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Revenue	$7,121,240	$7,046,446	$74,794	1.1%	$18,364,116	$19,329,248	$(965,132)	(5.0)%

The following table and commentary present the primary reasons for the changes in revenue for the Ag segment for the three and nine months ended May 31, 2018, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31,	Nine Months Ended May 31,
	(Dollars in millions)
Volume	$320	$(674)
Price	(182)	(197)
Other*	(63)	(94)
Total change in Ag revenue	$75	$(965)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment revenue for the three months ended May 31, 2018, and 2017

The $74.8 million increase in Ag segment revenue reflects the following:

•
Increased volumes driven by market related volume increases for feed and farm supplies and processing and food ingredients which were partially offset by reduced volumes of crop nutrients that resulted from the late spring and compressed planting season across much of the Midwest.

•
Decreased pricing that resulted from market related pricing reductions for feed and farm supplies and processing and food ingredients which was partially offset by market related pricing increases for crop nutrients.

•	Other revenue decreased primarily due to a reduction in export terminal activities and lower financing fees within grain marketing.

Comparison of Ag segment revenue for the nine months ended May 31, 2018, and 2017

The $965.1 million decrease in Ag segment revenue reflects the following:

•
Decreased volumes driven by reduced grain and oilseed sales attributed to lower U.S. export activity. The lower U.S. export activity is the result of increased global competition, strained U.S. trade relations (most notably with China), and the slower movement of grain domestically that has resulted from depressed pricing. The decreased grain and oilseed volumes were partially offset by market related volume increases for feed and farm supplies and processing and food ingredients.

•
Decreased pricing that resulted from market related pricing reductions for feed and farm supplies, renewable fuels, and processing and food ingredients which were partially offset by market related pricing increases for crop nutrients.

•	Other revenue decreased primarily due to a reduction in export terminal activities and lower financing fees within grain marketing.

All Other Segments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenue	$12,664	$27,413	$(14,749)	(53.8)%	$39,834	$83,234	$(43,400)	(52.1)%

Comparison of All Other Segments revenue for the three and nine months ended May 31, 2018, and 2017

Corporate and Other revenue decreased primarily due to the sale of loans receivable upon which interest was previously being recognized. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Cost of Goods Sold by Segment

Energy

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,821,562	$1,476,819	$344,743	23.3%	$5,241,669	$4,338,146	$903,523	20.8%

The following table and commentary present the primary reasons for the changes in cost of goods sold ("COGS") for the Energy segment for the three and nine months ended May 31, 2018, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31,	Nine Months Ended May 31,
	(Dollars in millions)
Volume	$(10)	$(42)
Price	375	947
Other*	(20)	(1)
Total change in Energy cost of goods sold	$345	$904
* Other includes retail and non-commodity type activities.

Comparison of Energy segment COGS for the three months ended May 31, 2018, and 2017

The $344.7 million increase in Energy segment COGS reflects market related increases in costs across all Energy sub-segments, including refined fuels, lubricants, and propane. Costs for refined fuels increased $0.44 (28%) per gallon, costs for lubricants increased $0.15 (3%) per unit and costs for propane increased $0.18 (25%) per gallon. The increase in COGS related to refined fuels was partially due to planned major maintenance (to overhaul, repair, inspect and replace process materials and equipment - referred to in the industry as "turnaround") at our Laurel, Montana refinery during May 2018. Because a turnaround necessitates an extended shutdown of the refinery, we must purchase refined products from third parties (at market prices) to offset the decrease in production and meet customer demand. The higher COGS were partially offset by decreased volumes and an approximate $19.1 million benefit recognized during the third quarter of fiscal 2018 as a reduction of COGS associated with the “small refinery exemption”. Refer to further details related to the "small refinery exemption" in the nine month comparison of Energy segment COGS below.

Comparison of Energy segment COGS for the nine months ended May 31, 2018, and 2017

The $903.5 million increase in Energy segment COGS reflects market related increases in costs across all Energy sub-segments, including refined fuels, lubricants, and propane. Costs for refined fuels increased $0.32 (21%) per gallon, costs for lubricants increased $0.15 (3%) per unit and costs for propane increased $0.30 (48%) per gallon. There were also certain manufacturing changes within our propane business that reduced COGS by $46.0 million during the nine months ended May 31, 2017, that did not reoccur in fiscal 2018. The increase in COGS related to refined fuels was partially due to a turnaround at our Laurel, Montana refinery during May 2018. Because a turnaround necessitates an extended shutdown of the refinery, we must purchase refined products from third parties (at market prices) to offset the decrease in production and meet customer demand. The higher COGS were partially offset by decreased volumes and an approximate $19.1 million benefit recognized during the third quarter of fiscal 2018 as a reduction of COGS associated with the “small refinery exemption”.

The refining industry is subject to compliance costs under the Renewable Fuel Standard (“RFS”). Under the regulation of the U.S. Environmental Protection Agency (“EPA”), the RFS provides annual requirements for the total volume of renewable fuels which are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual renewable volume obligation, the refiner can obtain blending credits in the open market, referred to as RINs.

During the three months ended May 31, 2018, the EPA granted our Laurel, Montana refinery an extension of the small refinery exemption under the RFS as provided for under the Clean Air Act for compliance year 2017. This exemption provides our Laurel, Montana refinery an exemption from its renewable fuel volume obligations under the RFS program for compliance year 2017. In granting this exemption the EPA considered a number of factors and concluded that the Laurel, Montana refinery qualified for the exemption as prescribed under the standard. As with other competitors who received the exemption in the same geographic market as our Laurel, Montana refinery, the small refinery exemption lowers our cost to operate and has a positive impact on our earnings. Since the small refinery exemption is granted on a year-to-year basis, we are unable to predict whether we will receive this exemption again in the future.

Ag

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,907,666	$6,881,425	$26,241	0.4%	$17,933,306	$18,801,127	$(867,821)	(4.6)%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for the three and nine months ended May 31, 2018, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31,	Nine Months Ended May 31,
	(Dollars in millions)
Volume	$306	$(674)
Price	(221)	(107)
Other*	(59)	(87)
Total change in Ag cost of goods sold	$26	$(868)
* Other includes retail and non-commodity type activities.

Comparison of Ag segment COGS for the three months ended May 31, 2018, and 2017

The $26.2 million increase in Ag segment COGS reflects the following:

•
Increased volumes driven by market related volume increases for feed and farm supplies and processing and food ingredients which were partially offset by decreased volumes of crop nutrients that resulted from the late spring and compressed planting season across much of the Midwest.

•
Decreased costs that resulted from market related cost reductions for feed and farm supplies and processing and food ingredients which were partially offset by increased costs for crop nutrients and grain and oilseed.

•	Decreased COGS associated with the reduced export terminal activities and financing activities within grain marketing.

Comparison of Ag segment COGS for the nine months ended May 31, 2018, and 2017

The $867.8 million decrease in Ag segment COGS reflects the following:

•
Decreased volumes driven by reduced grain and oilseed volumes attributed to lower U.S. export activity. The lower U.S. export activity is the result of increased global competition, strained U.S. trade relations (most notably with China), and the slower movement of grain domestically that has resulted from depressed pricing. The decreased grain and oilseed volumes were partially offset by market related volume increases for feed and farm supplies and processing and food ingredients.

•	Decreased costs that resulted from reduced costs for feed and farm supplies and processing and food ingredients which were partially offset by increased costs for crop nutrients and grain and oilseed.

•	Decreased COGS associated with the reduced export terminal activities and financing activities within grain marketing.

All Other Segments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$(251)	$174	$(425)	(244.3)%	$1,101	$(695)	$1,796	258.4%
Corporate and Other COGS	$(63)	$8,570	$(8,633)	(100.7)%	$(2,925)	$3,627	$(6,552)	(180.6)%

Comparison of All Other Segments COGS for the three and nine months ended May 31, 2018, and 2017

The $0.4 million decrease in COGS for our Nitrogen Production segment during the third quarter of fiscal 2018 was due to a favorable variance on our natural gas hedges. The year-to-date $1.8 million increase in COGS for our Nitrogen Production segment is the result of unfavorable variances on natural gas hedges during the first and second quarters of fiscal 2018. The decrease in COGS for Corporate and Other was primarily due to decreased commission expense as a result of lower volumes of transactions and commission mix in our hedging and insurance operations and lower cost allocations to our financing operations.

Marketing, General and Administrative Expenses

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$161,578	$153,498	$8,080	5.3%	$488,459	$459,831	$28,628	6.2%

Comparison of marketing, general and administrative expenses for the three and nine months ended May 31, 2018, and 2017

The increase in marketing, general and administrative expenses is primarily due to compensation expense related to higher annual incentive compensation. The increased expense reflects accruals that have been recorded for estimated company performance against targets for the full year.

Reserve and Impairment Charges (Recoveries), net

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$(3,811)	$323,901	$(327,712)	(101.2)%	$(18,944)	$414,009	$(432,953)	(104.6)%

Comparison of reserve and impairment charges (recoveries), net for the three months ended May 31, 2018, and 2017

The $327.7 million decrease in reserve and impairment charges (recoveries), net primarily reflects the following:

•
Reserves of approximately $229.4 million related to a Brazil trading partner in our Ag segment entering bankruptcy-like proceedings under Brazilian law that were recorded during the third quarter of fiscal 2017 and did not reoccur in the current fiscal year.

•
Impairment charges of $32.7 million associated with the cancellation of a capital project in our Energy segment and $51.8 million associated with the impairment of long-lived assets and goodwill in our Ag segment that were recorded during the third quarter of fiscal 2017 and did not reoccur in the current fiscal year.

Comparison of reserve and impairment charges (recoveries), net for the nine months ended May 31, 2018, and 2017

The $433.0 million decrease in reserve and impairment charges (recoveries), net primarily reflects the following:

•
Reserves of approximately $229.4 million related to a Brazil trading partner in our Ag segment entering bankruptcy-like proceedings under Brazilian law that were recorded during the third quarter of fiscal 2017 and did not reoccur in the current fiscal year.

•
Impairment charges of $32.7 million associated with the cancellation of a capital project in our Energy segment and $51.8 million associated with the impairment of long-lived assets and goodwill in our Ag segment that were recorded during the third quarter of fiscal 2017 and did not reoccur in the current fiscal year.

•	Recoveries of approximately $21.7 million associated with the sale of assets and loans that were previously impaired.

•	Recovery of $8.3 million in our allowance for doubtful accounts during fiscal 2017 related to an international business that did not reoccur in the current year.

•
The remaining decrease is mostly attributed to loan loss and accounts receivable reserve expense primarily related to a single producer borrower recorded during the third quarter of fiscal 2017 which did not reoccur in the current fiscal year.

Gain (Loss) on Disposal of Business

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Gain (loss) on disposal of business	$124,050	$—	$124,050	NM	$131,755	$—	$131,755	NM
NM - Not meaningful

Comparison of gain (loss) on disposal of business for the three and nine months ended May 31, 2018, and 2017

The increase in gain (loss) on disposal of business is primarily attributable to gains recognized on the sale of certain assets during the third quarter of fiscal 2018, including a $65.9 million gain in our Energy segment associated with the sale of 34 Zip Trip stores located in the Pacific Northwest and the sale of the Council Bluffs pipeline and refined fuels terminal in Council Bluffs, Iowa, and a $58.2 million gain in Corporate and Other associated with the sale of CHS Insurance.

Interest Expense

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Interest expense	$49,340	$39,201	$10,139	25.9%	$130,218	$117,411	$12,807	10.9%

Comparison of interest expense for the three and nine months ended May 31, 2018, and 2017

The increase in interest expense was primarily due to higher interest expense associated with higher interest rates.

Other Income (Loss)

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Other income (loss)	$14,622	$11,947	$2,675	22.4%	$51,000	$66,183	$(15,183)	(22.9)%

Comparison of other income (loss) for the three months ended May 31, 2018, and 2017

The $2.7 million increase in other income (loss) for the three months ended May 31, 2018, related primarily to increased interest income due to higher interest rates.

Comparison of other income (loss) for the nine months ended May 31, 2018, and 2017

The $15.2 million decrease in other income (loss) reflects the following:

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

•	The decrease associated with the embedded derivative was partially offset by increased interest income due to higher interest rates and other non-operating activity.

Equity Income (Loss) from Investments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Equity income (loss) from investments*	$59,308	$48,393	$10,915	22.6%	$137,111	$124,521	$12,590	10.1%
* See Note 4, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of equity income (loss) from investments for the three and nine months ended May 31, 2018, and 2017

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. Equity income (loss) from investments increased due to higher equity income associated with our equity method investment in CF Nitrogen due to improved urea pricing and an equity method investment within our Ag segment in the animal nutrition space that experienced improved results. These increases were partially offset by a decrease in Ventura Foods equity income that resulted from a combination of lower margins and volumes.

Income Tax Benefit (Expense)

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(Dollars in thousands)
Income tax benefit (expense)	$(60,338)	$163,018	$(223,356)	(137.0)%	$100,901	$137,781	$(36,880)	(26.8)%

Comparison of income tax benefit (expense) for the three months ended May 31, 2018, and 2017

During the three months ended May 31, 2018, we had increased income tax expense when compared to the same period of the prior fiscal year, resulting in effective tax rates of 20.8% and (77.9)%, respectively. The increased income tax expense during the third quarter of fiscal 2018 is primarily the result of significant income tax benefits that were recognized during the prior year that did not reoccur during the current year. The significant income tax benefit during the third quarter of fiscal 2017 resulted primarily from the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates during fiscal years 2013 and 2014 and the deduction of bad debt expense in our U.S. tax returns related to the performance guarantees resulting from the approximate $229.4 million loss related to a Brazilian trading partner of ours entering bankruptcy-like proceedings under Brazilian law. In addition, we recorded incremental income tax expenses during the third quarter of fiscal 2018, including a $15.5 million impairment of income tax receivables related to Brazilian tax legislation enacted on May 30, 2018, that restricts our ability to utilize our Brazilian income tax credits, $21.3 million of income tax expense related to the sale of certain assets, and $10.0 million of income tax expense related to the performance guarantees associated with our Brazilian subsidiary's fiscal 2017 loss. The federal and state statutory rates applied to nonpatronage business activity were 29.4% and 38.3% for the three-month periods ended May 31, 2018, and 2017, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of income tax benefit (expense) for the nine months ended May 31, 2018, and 2017

During the nine months ended May 31, 2018, we had a lower income tax benefit when compared to the same period of the prior fiscal year, resulting in effective tax rates of (21.3)% and (344.5)%, respectively. The decreased tax benefit during fiscal 2018 is primarily the result of incremental income tax benefits that were recognized during the prior year that did not reoccur during the current year. The significant income tax benefit during fiscal 2017 resulted primarily from the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates during fiscal years 2013 and 2014 and the deduction of bad debt expense in our U.S. tax returns related to the performance guarantees resulting from the approximate $229.4 million loss related to a Brazilian trading partner of ours entering bankruptcy-like proceedings under Brazilian law. The income tax benefit during fiscal 2018 is primarily derived from a $133.6 million revaluation of our net deferred tax liability resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, as well as a decrease in income tax expense of $41.3 million associated with deferred benefits from the intercompany transfer of business assets on December 1, 2017. The revaluation performed related to the Tax Act is considered a provisional estimate and could be subject to change. The income tax benefits recognized during fiscal 2018 are partially offset by a $15.5 million impairment of income tax receivables related to Brazilian tax legislation enacted on May 30, 2018, that restricts our ability to utilize our Brazilian income tax credits, $21.3 million of income tax expense related to the sale of certain assets, and $10.0 million of income tax expense related to the performance guarantees associated with our Brazilian subsidiary's fiscal 2017 loss. The federal and state statutory rates applied to nonpatronage business activity were 29.4% and 38.3%, for the nine-month periods ended May 31, 2018, and 2017, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

Summary

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable covenants and other financial criteria. We fund our current operations primarily through a combination of cash flows from operations supplemented with borrowings under our revolving credit facilities. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.

On May 31, 2018, we had working capital, defined as current assets less current liabilities, of $654.1 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $181.9 million and a current ratio of 1.0 on August 31, 2017. On May 31, 2017, we had working capital of $311.1 million and a current ratio of 1.0 compared to working capital of $414.4 million and a current ratio of 1.1 on August 31, 2016.

As of May 31, 2018, we had cash and cash equivalents of $533.9 million, total equities of $8.2 billion, long-term debt of $2.0 billion and notes payable of $2.8 billion. Our capital allocation priorities include paying our dividends, maintaining the safety and compliance of our operations, reducing funded debt and taking advantage of strategic opportunities that benefit our owners. We expect the down cycle in the Ag and Energy industries to continue and to ensure that we maintain appropriate levels of liquidity, we will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of assets that are not strategic and/or do not meet our internal measurement expectations. We believe that cash generated by operating activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

Fiscal 2018 and 2017 Activity

On July 18, 2017, we amended an existing receivables and loans securitization facility (“Securitization Facility” or the "Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, CHS Capital and CHS both sell eligible trade accounts and notes receivable (“Receivables”) they have originated to Cofina Funding, LLC (“Cofina Funding”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina Funding in turn sells the purchased Receivables in their entirety to the Purchasers. Prior to amending the Securitization Facility in July 2017, the transfer of Receivables was accounted for as a secured borrowing. Under the terms of the Securitization Facility, as amended in July 2017, CHS accounts for Receivables sold under the Facility as a sale of financial assets and derecognizes the sold Receivables from its Consolidated Balance Sheets. The amount available under the Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of May 31, 2018, the total availability under the Securitization Facility was $592.0 million, all of which had been utilized.

The Facility agreement contains certain customary representations and warranties and affirmative covenants, including criteria governing eligibility of the Receivables being sold, and contains customary program termination events and non-reinvestment events. We were in compliance with all covenants associated with our Securitization Facility as of May 31, 2018.

See Note 14, Subsequent Events, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for details related to our further amendment of the Facility during June 2018.

Cash Flows

The following table presents summarized cash flow data for the nine months ended May 31, 2018, and 2017:

			Change
	2018	2017	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(147,531)	$204,765	$(352,296)	(172.0)%
Net cash provided by (used in) investing activities	(71,787)	(374,152)	302,365	80.8%
Net cash provided by (used in) financing activities	570,796	155,438	415,358	267.2%
Effect of exchange rate changes on cash and cash equivalents	1,030	1,865	(835)	(44.8)%
Net increase (decrease) in cash and cash equivalents	$352,508	$(12,084)	$364,592	3,017.1%

Comparison of cash flows for the nine months ended May 31, 2018, and 2017

The $352.3 million decrease in cash from operating activities reflects increased receivables as a result of the timing of sales and cash collections due to the delayed spring planting season in most of our operating region.

The $302.4 million increase in cash from investing activities reflects the following:

•
Proceeds of $260.3 million from the sale of certain North American businesses/assets primarily during the three months ended May 31, 2018, in our Ag and Energy segments and our insurance business reported in Corporate and Other. The proceeds received were partially used to reduce long-term debt.

•
Proceeds of $54.7 million due to the sale of our primary corporate office building in Inver Grove Heights, Minnesota in the first quarter of fiscal 2018 which was subsequently leased back to us. The proceeds received were used to reduce our long-term debt.

•	Reduced acquisitions of property, plant and equipment and other business acquisitions.

The $415.4 million increase in cash from financing activities reflects the following:

•	Increased net proceeds from our lines of credit and long term-debt facilities.

•	No cash patronage distributed in fiscal 2018 for fiscal 2017 earnings compared to $103.9 million distributed in the prior fiscal year.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures and payments for debt, interest, dividends and guarantees. The following is a summary of our primary cash requirements for fiscal 2018:

•
Capital expenditures. We expect total capital expenditures for fiscal 2018 to be approximately $488.0 million, compared to capital expenditures of $446.7 million in fiscal 2017. Included in that amount for fiscal 2018 is approximately $231.0 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas refineries. During the nine months ended May 31, 2018, we acquired property, plant and equipment of $249.1 million.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as a "turnaround") which typically occur for a five- to six-week period every 2-5 years. Our Laurel, Montana refinery has substantially completed its planned major maintenance of approximately $89.0 million scheduled for fiscal 2018. As of May 31, 2018, $76.7 million of the planned major maintenance was capitalized.

•
Debt. During the nine months ended May 31, 2018, we repaid $194 million of long-term debt consisting of scheduled debt maturities and optional prepayments. We do not have any scheduled payments of long-term debt for the remainder of fiscal 2018.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at May 31, 2018. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2018.

•
Guarantees. We are required to eventually fund a total of approximately $170.0 million in guarantees to our Brazilian operations in fiscal 2018 as a result of losses in the prior fiscal year caused by a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law. As of May 31, 2018, there were $15.0 million in guarantees which remained to be paid during the fourth quarter of fiscal 2018.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of May 31, 2018:

Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	Fiscal Year	(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$1,090,000	LIBOR or Base Rate + 0.00% to 1.45%
Uncommitted Bilateral Facilities	2019	515,000	515,000	LIBOR or Base Rate + 0.00% to 1.20%

In addition to our primary revolving lines of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2019, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of May 31, 2018, the outstanding balance under the facility was $325.0 million.

In addition to our uncommitted bilateral facilities above, as of May 31, 2018, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $435.7 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $283.1 million outstanding as of May 31, 2018, of which $10.6 million was collateralized.

On May 31, 2018, and August 31, 2017, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, totaling $2.7 billion and $1.7 billion, respectively.

Long-term Debt Financing

The following table presents summarized long-term debt data as of May 31, 2018, and August 31, 2017:

	May 31, 2018	August 31, 2017
	(Dollars in thousands)
Private placement debt	$1,511,153	$1,643,886
Bank financing	366,000	445,000
Capital lease obligations	27,176	33,075
Other notes and contract payable	58,577	62,652
Deferred financing costs	(4,335)	(4,820)
	$1,958,571	$2,179,793

CHS Capital Financing

For a description of the Securitization Facility, see above in Fiscal 2018 and 2017 Activity and Note 14, Subsequent Events, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

CHS Capital has available credit under master participation agreements with numerous counterparties. Prior to the fourth quarter of fiscal 2017, all borrowings under these agreements were accounted for as secured borrowings. During the fourth quarter of fiscal 2017, certain of these agreements were amended resulting in the Company accounting for the participations as the sale of financial assets. In the second quarter of 2018, the remaining agreements were amended to account for the participations as the sale of financial assets. With the amendment, the notes receivable were removed from the Consolidated Balance Sheets.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. The total outstanding commitments under the primary program totaled $312.0 million as of May 31, 2018, of which $118.9 million was borrowed under these commitments with an interest rate of 3.03%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 0.90% as of May 31, 2018, and are due upon demand. Borrowings under these notes totaled $45.9 million as of May 31, 2018.

Covenants

Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2018. Based on our current 2018 projections, we expect continued covenant compliance in the near term.

In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than a ratio of 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the nine months ended May 31, 2018, and 2017, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.

Patronage and Equity Redemptions

In accordance with our bylaws and upon approval of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified equity distributions in fiscal 2018, with no cash patronage. During the nine months ended May 31, 2017, we distributed cash patronage of $103.9 million.

As authorized by our Board of Directors in September 2017, we intend to redeem individual member owned equity in fiscal 2018, in an amount not to exceed $10 million. During the nine months ended May 31, 2018, $3.7 million of that amount was redeemed in cash, compared to $25.5 million redeemed in cash during the nine months ended May 31, 2017. In addition, $2.1 million of equities related to the Board of Director authorized fiscal 2017 redemption were redeemed during the nine months ended May 31, 2018, due to the administrative timing of the payments.

Preferred Stock

The following is a summary of our outstanding preferred stock as of May 31, 2018, all shares of which are listed on the Global Select Market of Nasdaq:

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
Dividends paid on our preferred stock during the nine months ended May 31, 2018, and 2017, were $126.5 million and $125.5 million, respectively.

Off Balance Sheet Financing Arrangements

Operating Leases

Minimum future lease payments required under noncancelable operating leases as of May 31, 2018, were $292.5 million.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2018, our bank covenants allowed maximum guarantees of $1.0 billion, of which $107.9 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2018.

Debt

We have no material off balance sheet debt.

Receivables Securitization Facility and Loan Participations

In fiscal 2017, we engaged in off-balance sheet arrangements through our Securitization Facility and certain loan participation agreements. Refer to further details about these arrangements in Note 2, Receivables, and Note 14, Subsequent Events, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended August 31, 2017, for additional information.

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2017, have not materially changed during the nine months ended May 31, 2018.

Critical Accounting Policies

Our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2017, have not materially changed during the nine months ended May 31, 2018.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2018, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Laurel

On May 17, 2016, and October 12, 2016, the Montana Department of Environmental Quality (“MDEQ”) issued violation letters to us, alleging that certain specified air emissions at our Laurel, Montana refinery exceeded amounts allowable under the refinery’s permits and applicable law. On June 1, 2016, and November 3, 2016, we responded to MDEQ and described the actions that we had taken in connection with those allegations. On August 30, 2017, MDEQ sent us a letter requesting that we execute an administrative order on consent, and pay an administrative penalty of $184,550. On September 27, 2017, we sent MDEQ a letter providing additional information and requesting that MDEQ reconsider the alleged violations and reduce the proposed penalty with respect to four of the alleged violations described in the violation letters. We also requested changes to the administrative order on consent to remove references to the Administrative Rules of the State of Montana. MDEQ responded to our request on January 4, 2018, revising some findings and reducing the proposed penalty to $177,950. On January 27, 2018, we sent MDEQ a response providing further explanation regarding certain items and requesting an additional reduction in the proposed penalty. MDEQ did not agree to further reductions in the penalty. As a result, on April 1, 2018, we paid a $177,950 cash penalty to MDEQ. MDEQ acknowledged receipt of the payment and closed its file on this matter on May 1, 2018.

For information regarding our other reportable legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Letter Agreement, dated as of March 15, 2018, between Shirley Cunningham and CHS Inc. (incorporated by reference to our Current Report on Form 8-K, filed March 15, 2018)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 11, 2018	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer