Form 10-K
period 2018-08-31
CHS INC
filed 2018-12-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-36079
________________________________________
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)
5500 Cenex Drive
Inver Grove Heights, Minnesota 55077 (Address of principal executive office, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)
________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

8% Cumulative Redeemable Preferred Stock	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
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
YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

General

On October 22, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) of CHS Inc. (the “Company”, "we", "us" or "our"), after considering the recommendations of management, concluded that our audited consolidated financial statements for the fiscal years ended August 31, 2017, 2016, and 2015, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Annual Report”), and our unaudited consolidated financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, and May 31, 2018 and 2017, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2017, February 28, 2018, and May 31, 2018 (the "2018 Quarterly Reports”), should no longer be relied upon due to misstatements that are described in greater detail below, and that we would restate such financial statements to make the necessary accounting corrections.

The Restatement

This Annual Report on Form 10-K for the year ended August 31, 2018, includes audited consolidated financial statements for the years ended August 31, 2018, 2017, and 2016, as well as relevant unaudited interim financial information for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2018 and 2017. The consolidated financial statements for the years ended August 31, 2017 and 2016, selected financial data (Item 6. "Selected Financial Data") for the years ended August 31, 2015 and 2014, and relevant unaudited interim financial information for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2017, included within this Annual Report on Form 10-K have been restated.

Restatement Background

As described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 26, 2018, management of the Company noted potentially excessive valuations in the net derivative asset valuations relating to certain rail freight contracts purchased in connection with our North American grain marketing operations during the preparation of our Annual Report on Form 10-K for the year ended August 31, 2018. Following our identification of these potentially excessive valuations, the Company engaged external counsel, which engaged forensic accountants to work with management of the Company under the oversight of the Audit Committee to conduct an investigation.

The investigation concluded that the misstatements in our consolidated financial statements included in the 2017 Annual Report and 2018 Quarterly Reports were due to intentional misconduct by a former employee in our rail freight trading operations, as well as due to freight contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. The misconduct consisted of the former employee manipulating the mark-to-market valuation of rail cars that were the subject of rail freight purchase contracts and manipulating the quantity of rail cars included in the monthly mark-to-market valuation. In addition, the investigation revealed intentional misstatements were made by the former employee to our independent registered public accounting firm in connection with its audit of our consolidated financial statements for the fiscal year ended August 31, 2017. During the course of, and as a result of, the investigation, we terminated the former employee and have taken additional personnel actions.

Based on the findings described above, we performed additional reviews and analysis, re-performed certain accounting procedures, reviewed our accounting policies and restated certain accounting records for fiscal 2018 and prior periods. The Audit Committee, management and the Company's legal counsel reported the findings of the investigation to our Board of Directors and to our independent registered public accounting firm, and have discussed the evidence uncovered and conclusions reached in the investigation with the Staff of the Division of Enforcement of the SEC.

As a result of the work performed in relation to the freight misstatement, additional misstatements related to the elimination of intercompany balances were also identified and corrected. Although these intercompany misstatements resulted in a material misstatement of certain financial statement line items, the intercompany misstatements did not result in a material misstatement of income (loss) before income taxes or net income (loss).

Restatement of Previously Reported Consolidated Financial Information

This Annual Report on Form 10-K restates amounts included in the 2017 Annual Report described above, including the audited consolidated financial statements for the years ended August 31, 2017 and 2016. Selected financial information for fiscal years ended August 31, 2015 and 2014, and relevant unaudited interim financial information for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2017, have also been restated. In addition to the misstatements related to the freight contracts and intercompany eliminations, we made adjustments related to other previously identified misstatements unrelated to the freight derivatives and related misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These other misstatements relate primarily to certain misclassifications, adjustments to revenues and cost of goods sold, and adjustments to various income tax and indirect tax accounts. The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated capital reserves and total equities at August 31, 2015, and income (loss) before income taxes and net income (loss) for the years ended August 31, 2017 and 2016:

	August 31, 2015
	Capital Reserves	Total Equities
	(Dollars in thousands)
As previously reported	$1,604,670	$7,669,411
Cumulative restatement adjustments	(119,237)	(117,972)
As restated	$1,485,433	$7,551,439

	For the Years Ended August 31,
	2017	2016
	(Dollars in thousands)
Income (loss) before income taxes - As previously reported	$(54,852)	$419,878
Restatement adjustments	(55,314)	(17,753)
Income (loss) before income taxes - As restated	$(110,166)	$402,125

Net income (loss) - As previously reported	$127,223	$423,969
Restatement adjustments	(56,265)	(40,943)
Net income (loss) - As restated	$70,958	$383,026

For more information regarding the restatement and its impact on our consolidated financial statements, refer to the "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections included within Item 6 and Item 7, respectively, of this Annual Report on Form 10-K and Note 2, Restatement of Previously Issued Consolidated Financial Statements and Note 18, Quarterly Financial Information (Unaudited) of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K.

Compensation Recovery

In connection with the restatement, Mr. Debertin and certain of our other named executive officers and other current senior executives, voluntarily asked our Board of Directors to reduce their award under our fiscal 2018 annual variable pay plan by an amount equal to the incentive compensation received by each such current senior executive under certain incentive compensation plans with respect to prior fiscal years that was in excess of what would have been earned by such current senior executive after taking into account the restatement of our consolidated financial statements. Our Board of Directors accepted such requests and reduced each affected executive’s earned annual variable pay for fiscal 2018 by the amount of that excess. Additionally, each of our current directors who was serving as a director in fiscal 2016 voluntarily returned an amount previously credited to such director’s retirement plan account under our deferred compensation plan in that fiscal year, equal to the excess of what would have been credited to such director’s account after taking into account the restatement of our consolidated financial statements. For more information regarding these compensation recovery actions and recovery actions regarding former executives and directors, refer to the “Annual Variable Pay”, “Compensation Recovery” and “Director Compensation” subsections included in Item 11 of this Annual Report on Form 10-K.

Control Considerations

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included applicable disclosure in Item 9A of this Annual Report on Form 10-K, "Controls and Procedures." Management identified material weaknesses in our internal control over financial reporting as described under "Management's Report on Internal Control over Financial Reporting" in Item 9A of this Form 10-K, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level as of August 31, 2018. Management has taken and is taking additional steps, as described under "Remediation Plan and Status" in Item 9A of this Annual Report on Form 10-K, to remediate the material weaknesses in our internal control over financial reporting.

PART I.

ITEM 1.    BUSINESS

THE COMPANY

CHS Inc. (referred to herein as “CHS,” “we” or “us”) is the nation’s leading integrated agricultural cooperative, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as “members”) across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, which are each listed and traded on the Nasdaq Global Select Market. We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other non-member customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2018, our total revenues were $32.7 billion and net income attributable to CHS Inc. was $775.9 million.

We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through the origination and marketing of grain, including: service activities conducted at export terminals; through wholesale sales of crop nutrients; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists solely of our equity method investment in CF Industries Nitrogen, LLC (“CF Nitrogen”). Our other business operations, primarily our financing and hedging businesses, are included in Corporate and Other because of the nature of their products and services, as well as the relative amount of revenues for those businesses. Prior to its sale on May 4, 2018, our insurance business was also included in Corporate and Other. In addition, our non-consolidated wheat milling and food production and distribution joint ventures are included in Corporate and Other.

Our earnings from cooperative business are allocated to members (and to a limited extent, to non-members with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends), which may be in cash, patrons’ equities (in the form of capital equity certificates), or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from non-members, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserves. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

Our origins date back to the early 1930s with the founding of our predecessor companies, Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998, and is headquartered in Inver Grove Heights, Minnesota.

Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ENERGY
Overview

We are the nation’s largest cooperative energy company based on revenues and identifiable assets, with operations that include: petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana and McPherson, Kansas and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex® branded fuels. For fiscal 2018, our Energy revenues, after elimination of intersegment revenues, were $7.6 billion and were primarily from gasoline and diesel fuel.

Operations

Laurel Refinery.  Our Laurel, Montana refinery processes medium and high sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, petroleum coke and asphalt. Our Laurel, Montana refinery sources approximately 93% of its crude oil supply from Canada, with the remaining balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC and other common carrier pipelines. Our Laurel, Montana refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

Our Laurel, Montana facility processes approximately 59,000 barrels of crude oil per day to produce refined products that consist of approximately 43% gasoline, 41% diesel fuel and other distillates, 8% asphalt, 7% petroleum coke and 1% other products. Refined fuels produced at our Laurel, Montana refinery are available: via rail cars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC to Glendive, Montana and Minot, Prosper, and Fargo, North Dakota.

McPherson Refinery.   Our McPherson, Kansas refinery processes approximately 59% low and medium sulfur crude oil and approximately 41% heavy sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. The refinery sources its crude oil through its own pipelines as well as common carrier pipelines. The low and medium sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and the heavy sulfur crude oil is sourced from Canada and Wyoming.

Our McPherson, Kansas refinery processes approximately 100,000 barrels of crude oil per day to produce refined products that consist of approximately 56% gasoline, 38% diesel fuel and other distillates, 2% propane and 4% other products. These products are either loaded into trucks at the McPherson, Kansas refinery or shipped via common carrier pipelines to other markets.

Other Energy Operations.  We own six propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which are used to transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and also provides transportation services. In addition to selling the products refined at our Laurel, Montana, and McPherson, Kansas refineries, we purchase refined petroleum products from third parties. For fiscal 2018, we obtained approximately 70% of the refined petroleum products we sold from our Laurel, Montana and McPherson, Kansas refineries, and approximately 30% from third parties.

Sales and Marketing; Customers

We market approximately 80% of our refined fuel products to members, with the balance sold to non-members. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex® trade name. We sold approximately 1.5 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2018. We also blend, package and wholesale auto and farm machinery lubricants to both members and non-

members. We are one of the nation’s largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

Competition.  The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the industry depends largely on margins, as well as operating efficiency, product mix and costs of product distribution and transportation. The retail gasoline market is highly competitive, with competitors that are much larger than us and that have greater brand recognition and distribution outlets throughout the country and the world than we do. We are also experiencing increased competition from regional and unbranded retailers. Our owned and non-owned retail outlets are located primarily in the northwestern, midwestern and southern United States.

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

Another market area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies and independent refiners. This area is principally supplied from the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

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

AG

Overview

Our Ag segment includes our grain marketing, country operations, crop nutrients, processing and food ingredients and renewable fuels businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2018, revenues in our Ag segment were $25.1 billion after elimination of intersegment revenues, consisting principally of grain sales.

Operations

Grain Marketing. We are the nation’s largest cooperative marketer of grain and oilseed based on grain storage capacity and grain sales. Our grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our country operations business. The purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitation of its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for the marketing, merchandising and sourcing of grains and crop nutrients. We primarily conduct our grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC ("TEMCO"), a 50% joint venture with Cargill, Incorporated ("Cargill") focused on exports primarily to Asia.

Country Operations. Our country operations business operates 466 agri-operations locations through 44 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through eight owned plants and four limited liability companies and process sunflowers for human food and other uses.

Crop Nutrients. Our wholesale crop nutrients business delivers products directly to our customers and our country operations business from the manufacturer or through our 18 inland and river warehouse terminals and other non-owned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas deep water port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop producing regions of the United States.

Processing and Food Ingredients. Our processing and food ingredients operations are conducted at facilities that can crush approximately 120 million bushels of oilseeds on an annual basis, producing approximately 2.7 million short tons of meal/flour and 1.5 billion pounds of edible oil annually. We purchase our oilseeds from members, other CHS businesses and third parties that have tightly integrated connections with our grain marketing operations and country operations business.

Renewable Fuels. Our renewable fuels business produces 265 million gallons of fuel grade ethanol and 685 thousand tons of dried distillers grains with solubles (“DDGS”) annually. We also market over 590 million gallons of ethanol and 4.5 million tons of DDGS annually under marketing agreements for other production plants.

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

Sales and Marketing; Customers

Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and non-member producers, local cooperatives, elevators, grain dealers, grain processors and crop nutrient retailers. We sell our edible oils and soyflour to food companies. The meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and to various international locations.

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

NITROGEN PRODUCTION

Overview

Our Nitrogen Production segment consists solely of our approximate 10% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). In February 2016, in connection with our investment in CF Nitrogen, we entered into an 80-year supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate (“UAN”) annually for ratable delivery. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method, and on August 31, 2018, our investment was approximately $2.7 billion.

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

Sales and Marketing; Customers

CF Nitrogen has three customers including CHS and two consolidated subsidiaries of CF Industries.

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

CORPORATE AND OTHER

CHS Capital.  Our wholly-owned finance company subsidiary, CHS Capital, LLC (“CHS Capital”), provides cooperative associations with a variety of loans that meet commercial agriculture needs. These loans include operating, term, revolving and other short and long-term options. CHS Capital also provides loans to individual producers for crop inputs, feed, and margin calls. Specific to producer financing, during the third quarter of fiscal 2017 it was determined CHS Capital would no longer make new term loans to producers. However, producer term loans written prior to this decision may still be outstanding. Subsequently, it was also determined CHS Capital would change its offerings on producer operating loans to be marketed only in strategic geographic regions.

CHS Hedging.  Our wholly-owned commodity brokerage subsidiary, CHS Hedging, LLC (“CHS Hedging”), is a registered Futures Commission Merchant and a clearing member of both the Chicago Board of Trade and the Minneapolis Grain Exchange. CHS Hedging provides limited consulting services and commodity risk management services primarily to agricultural producers and commercial agribusinesses in the areas of agriculture and energy.

CHS Insurance.  Our wholly-owned subsidiary, CHS Insurance Services, LLC (“CHS Insurance”), was sold in May 2018. CHS Insurance was a full-service independent agency that offered property and casualty insurance, surety bonds, safety resources, employment services and group benefits.

Wheat Milling

Ardent Mills, LLC (“Ardent Mills”), the largest flour miller in the United States, was formed as a joint venture with Cargill and ConAgra Foods, Inc., which combined the North American flour milling operations of its three parent companies, including assets from our existing joint venture milling operations Horizon Milling, LLC and Horizon Milling, ULC and CHS-owned mills. In connection with the formation of Ardent Mills, the joint venture parties also entered into various ancillary and non-compete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence through our ability to appoint a member of the Board of Shareholders and Board of Managers. On August 31, 2018, our investment in Ardent Mills was $205.9 million.

Foods

Ventura Foods, LLC ("Ventura Foods") is a joint venture between CHS and Wilsey Foods, Inc., a majority-owned subsidiary of MBK USA Holdings, Inc., with each parent company owning a 50% interest. Ventura Foods produces vegetable oil-based products such as packaged frying oils, margarine, mayonnaise, salad dressings and other food products, and currently has 16 manufacturing and distribution locations across the United States and Canada. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm/coconut oil, peanut oil and other ingredients and supplies, from various domestic and overseas suppliers, including our oilseed processing operations. We account for our investment in Ventura Foods using the equity method of accounting, and on August 31, 2018, our investment was $360.2 million.

EMPLOYEES

On August 31, 2018, we had 10,495 full, part-time, temporary and seasonal employees. Of that total, 2,534 were employed in our Energy segment, 7,317 were employed in our Ag segment and 644 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for joint ventures in which we have a 50% or less ownership interest, including employees of CF Nitrogen and Ventura Foods in our Nitrogen Production segment and Corporate and Other category, respectively, and are not included in these totals.

Labor Relations
As of August 31, 2018, we had 11 collective bargaining agreements with unions covering approximately 9.0% of our employees in the United States. These collective bargaining agreements expire on various dates through July 1, 2022, except that one collective bargaining agreement covering 20 pipeline employees renews automatically every September 1, unless 60 days’ notice of termination is given.

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

We have identified material weaknesses in our internal control over financial reporting. If these material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our results could be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. We have concluded that material weaknesses in our internal control over financial reporting exist, and consequently our Board of Directors determined that management’s report on internal control over financial reporting as of August 31, 2017, included in our Annual Reports on Form 10-K for the years then ended, should no longer be relied upon. In connection with these material weaknesses, we have restated our financial statements for the years ended August 31, 2017 and 2016, each of the quarters of fiscal 2017 and for the first three quarters of fiscal 2018. These material weaknesses are discussed further within Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weaknesses identified. Certain remedial actions have been completed, including the termination of the employee who engaged in the misconduct, and the termination, reassignment and discipline of other employees who were determined to have responsibility for the above-described misstatements relating to our freight trading operations in our Grain Marketing business unit. We continue to actively plan for and implement additional control procedures, including (i) instituting additional training programs for our finance, accounting, operations, IT and other necessary personnel; (ii) evaluating the quality of and sufficiency of our finance, accounting and other internal control personnel and resources; (iii) establishing the appropriate roles and responsibilities within our organization to improve our knowledge and expertise over internal control over financial reporting; (iv) implementing IT project testing oversight and management; and (v) evaluating the manual and automated IT control environment surrounding critical enterprise resource planning systems, including the new ERP system.

If we fail to remediate these material weaknesses or fail to otherwise maintain effective control over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. Our management and Board of Directors continue to devote significant time and attention to remediating these material weaknesses and improving our internal control over financial reporting, and we expect to continue to incur costs associated with remediating the material weaknesses in internal controls over financial reporting and implementing appropriate processes, which could include fees for additional audit, legal and consulting services, which could negatively affect our financial condition and operating results.

The consequences of our investigation with respect to certain rail freight contracts purchased in connection with our North American grain marketing operations could have a material adverse effect on our business and could subject us to regulatory scrutiny.

As part of our preparation of this Annual Report on Form 10-K, our management noted potentially excessive valuations in the net derivative asset valuations relating to certain rail freight contracts purchased in connection with our North American grain marketing operations. Following the identification of these potentially excessive valuations, we engaged external counsel, which engaged forensic accountants to work with our management, under the oversight of the Audit Committee of our Board of Directors, to conduct an investigation. The investigation concluded that there were misstatements in the consolidated financial statements included in certain of our filings with the SEC that were due to intentional misconduct by a former employee in our rail freight trading operations, as well as due to rail freight contracts and certain non-rail freight contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. The misconduct consisted of the former employee manipulating the mark-to-market valuation of rail cars that were the subject of rail freight purchase contracts and manipulating the quantity of rail cars included in the monthly mark-to-market valuation. In addition, the investigation revealed intentional misstatements that were made by the former employee to our external auditor in connection with its audit of our consolidated financial statements for the year ended August 31, 2017. During the course of, and as a result of, the investigation, we terminated the former employee. The Audit Committee of our Board of Directors and the Company's legal counsel reported the findings of the investigation to our Board of Directors and to our independent registered public accounting firm and have discussed the evidence uncovered and conclusions reached in the investigation with the Staff of the Division of Enforcement of the SEC. Although we are not aware that any formal investigation or inquiry has been commenced, we are cooperating, and will continue to fully cooperate with, the Staff of the Division of Enforcement of the SEC in any review it may conduct into these matters. We are unable at this time to predict when the SEC Division of Enforcement’s review of these matters will be completed or what regulatory or other outcomes may result. If the SEC or any other governmental authority determines that violations of certain laws or regulations occurred, then we could be exposed to a broad range of civil and criminal sanctions. Although we are currently unable to predict what actions the SEC or any other governmental authority might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, results of operations or cash flows. Even if an inquiry or investigation does not result in an adverse determination, our business, prospects, reputation, financial condition, results of operations or cash flows could still be adversely impacted. In addition, the expenses incurred in connection with any investigation by the SEC or any other governmental authority, and the diversion of the attention of our management that could occur as a result thereof, could adversely affect, our business, financial condition, results of operations or cash flows.

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

Government policies, mandates, regulations and trade agreements could adversely affect our operations and profitability.

Our business is subject to numerous government policies, mandates and regulations that could have an adverse effect on our operations or profitability. For example, government policies, mandates and regulations related to genetically modified organisms, traceability standards, product safety and labeling and renewable and low carbon fuels could have an adverse effect on our operations or profitability by, among other things, influencing the planting of certain crops, the location and size of crop production, the trade of processed and unprocessed commodity products, the volumes and types of imports and exports, the availability and competitiveness of feedstocks as raw materials and the viability and volume of certain of our products. In our Energy segment, government policies, mandates and regulations designed to stop or impede the development or production of oil, such as those limiting or banning the use of hydraulic fracturing or drilling, could also adversely affect our operations and profitability.

In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. The U.S. government has imposed tariffs on certain products imported into the United States, which has resulted in reciprocal tariffs from other countries, including countries where we operate, like China. It is unclear what changes, if any, will be made to international trade agreements that are relevant to our business activities. These actions have created uncertainty between the United States and other nations, including countries where we operate. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers. Tariffs and trade restrictions that are implemented on products that we buy and sell could increase the cost of those products or adversely affect the availability of market access. These cost increases and market changes could adversely affect the demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries. These restrictions, and those of other governments, could limit our ability to gain access to business opportunities in various countries.

We are subject to political, economic, legal and other risks of doing business globally.

We are a global business and are exposed to risks associated with having global operations. These risks include, but are not limited to, risks relating to terrorism, war, civil unrest, changes in a country’s or region’s social, economic or political conditions, changes in local labor conditions and regulations, changes in safety and environmental regulations, changes in regulatory or legal environments generally, restrictions on currency exchange activities, currency exchange fluctuations and taxes. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as unilateral or forced renegotiation, modification or nullification of existing agreements or expropriations.

Demand for our products is subject to global and regional factors that are outside of our control that could adversely impact our business.

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

We are also subject to the risk that our rights against borrowers and other third parties that owe us money may not be enforceable in all circumstances, for example if a borrower or third party declares bankruptcy. In addition, due to implications of the overall agricultural sector's extended period of depressed commodity prices and margins, among other factors, the credit quality of borrowers and other third parties whose obligations we hold could deteriorate, including a deterioration in the value of collateral posted by those parties to secure their obligations to us pursuant to purchase contracts, loan agreements or other contracts. If that deterioration occurs, the material adverse effects of third parties not performing their repayment obligations may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount owed to us. For example, certain loans and other financing arrangements we undertake with agricultural producers are typically secured by the counterparty’s crops that are planted in the current year. There is a risk that the value of the crop will not be sufficient to satisfy the counterparty’s repayment obligations under the financing arrangement as a result of weather, crop growing conditions, other factors that influence the price, supply and demand for agricultural commodities or for other reasons.

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

Current federal income tax laws, regulations and interpretations regarding the taxation of cooperatives allow us to exclude income generated through business with or for a member (patronage income) from our taxable income. If any changes are made to such federal income tax laws, regulations or interpretations, or if in the future we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

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

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, criminal fines and penalties, and recalls of our products. For example, we regularly maintain hedges to manage the price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use, including the CME, as well as the CFTC. All exchanges have broad powers to review required records, investigate and enforce compliance and to punish noncompliance by entities subject to their jurisdiction. The failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial sanctions. In addition, any investigation or proceeding by an exchange or the CFTC, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, all of which, could have a material adverse effect on our business financial condition, liquidity, results of operations and prospects.

We are subject to the Foreign Corrupt Practices Act of 1977 and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any noncompliance with those laws and regulations by us or others acting on our behalf could have a material adverse effect on our business, financial condition and results of operations.

We operate on a global basis and are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations in other jurisdictions generally prohibit companies and their intermediaries or agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations may conflict with local customs and practices. In addition, in certain countries, we engage third-party agents or intermediaries to act on our behalf and/or conduct all or a portion of our operations through joint venture partners, including in those countries with a high risk for corruption. If any of these third parties violate applicable anti-corruption, anti-bribery or anti-kickback laws or regulations, we may be liable for those violations. We have policies in place prohibiting employees from making or authorizing improper payments, we train our employees regarding compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations and we utilize procedures to identify and mitigate risks of such misconduct by our employees, third-party agents, intermediaries and joint venture partners. However, we cannot provide assurances that our employees, third-party agents, intermediaries or joint venture partners will comply with those policies, laws and regulations. If we are found liable for violations of the FCPA, or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

In the fourth quarter of fiscal 2018, we contacted the U.S. Department of Justice and SEC to voluntarily self-disclose potential violations of the FCPA in connection with a small number of reimbursements the Company made to Mexican customs agents in the 2014-2015 time period for payments the customs agents made to Mexican customs officials in connection with inspections of grain crossing the U.S.-Mexican border by railcar. We are fully cooperating with the government, including with the assistance of legal counsel, which assistance includes investigating other areas of potential interest to the government. We are unable at this time to predict when our or the government agencies' review of these matters will be completed or what regulatory or other outcomes may result.

Environmental and energy laws and regulations may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations or other developments in these areas could require us to make additional unforeseen expenditures or to make unforeseen changes to our operations, either of which could adversely affect us. For example, it is possible that some form of regulation will be forthcoming at the federal or state level in the United States with respect to emissions of greenhouse gases (“GHGs”), such as carbon dioxide, methane and nitrous oxides. New federal legislation or regulatory programs that restrict emissions of GHGs, or comparable new state legislation or programs, or customer requirements, in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation or regulatory programs could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess or for substantial modifications to existing equipment. The actual effects of climate change on our businesses are, however, unknown and indeterminable at this time.

Also, pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard (“RFS”), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs in our marketing operations under the RFS; however, it may not be enough to meet the needs of our refining capacity and if so, RINs must be purchased on the open market. In recent years the price of RINs has been extremely volatile. As a result, the purchase of RINs could have a negative impact on our future refined fuels margins, the impact of which we are not able to estimate at this time.

During fiscal 2018, the EPA granted our Laurel, Montana refinery an extension of the small refinery exemption under the RFS as provided for under the Clean Air Act for 2017 (the "small refinery exemption"). This action provided our Laurel, Montana refinery an exemption from its renewable fuel volume obligations under the RFS program for compliance year 2017. In granting this exemption the EPA considered a number of factors and concluded that the Laurel, Montana refinery qualified for the exemption as prescribed under the standard. As with other competitors who received the exemption in the same geographic area as our Laurel, Montana refinery, the small refinery exemption lowers our cost to operate and has a positive impact on our earnings. Since the small refinery exemption is granted on a year-to-year basis, we are unable to predict whether we will receive this exemption again in the future.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenue and income are generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the spring planting season and during the fall harvest season. Our grain marketing operations are also subject to fluctuations in volume and income based on producer harvests, world grain prices and demand, and international trade relationships. Our Energy segment generally experiences higher volumes and income in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our customers and members is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and income during the winter heating and crop drying seasons.

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

Our business is affected by fluctuations in commodity prices, transportation costs, energy prices, foreign currency exchange rates and interest rates. We monitor position limits, account receivables and other exposures, and engage in other strategies and controls to manage these risks. Our monitoring efforts may not be successful at detecting a significant risk exposure and our controls and strategies may not be effective in adequately managing against the occurrence of a loss relating to a risk exposure. If our controls and strategies are not successful in mitigating our financial exposure to losses due to the fluctuations mentioned above, it could significantly and adversely affect our operating results.

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

In addition, in the seed, fertilizer and crop protection markets, consolidation at both the producer and wholesale customer level increases the potential for direct sales from the respective input manufacturer to the cooperative customers and/or the individual agricultural producer, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

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

Several parts of our business, including in particular our nitrogen production business, our foods business and portions of our grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our wholly-owned or majority-owned businesses. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might become bankrupt or fail to fund their share of required capital contributions, in which case the joint venture may be unable to access needed growth capital (if the co-venturer is solely responsible for capital contributions) or we and any other remaining co-venturers would generally be liable for the joint venture’s liabilities. Co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. In addition, we may in certain circumstances be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

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

We utilize information technology systems to support our business. An ongoing multi-year implementation of an enterprise-wide resource planning system, reliance upon multiple legacy business systems, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise security of our customers’ or suppliers’ information and expose us to liability which could adversely impact our business and reputation.

Our operations rely on certain key information technology (“IT”) systems, many of which are legacy in nature or may be dependent upon third-party services, to provide critical connections of data, information and services for internal and external users. Over the next several years, we expect to continue implementing a new enterprise resource planning system (“ERP”), which has and will continue to require significant capital and human resources to deploy. There can be no assurance that the actual costs for the ERP will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. In addition, potential flaws in implementing the ERP or in the failure of any portion/module of the ERP to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently. There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyber-based attacks, and as we upgrade and standardize our ERP system on a worldwide basis. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. However, an incident or breach may occur and if it does, it could subject us to an adverse impact on our business and reputation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date hereof, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

ITEM 2.    PROPERTIES

We own or lease energy, agronomy, grain handling and processing facilities and other real estate throughout the United States and internationally. Below is a summary of these locations.

Energy

Facilities in our Energy segment include the following, all of which are owned except where indicated as leased:

Refineries	Laurel, Montana and McPherson, Kansas
Propane terminals	Biddeford, Maine; Glenwood, Minnesota; Rockville, Minnesota (50% owned by CHS); Hannaford, North Dakota; Ross, North Dakota; Hixton, Wisconsin
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin, two of which are leased
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC (50% owned by CHS McPherson)	Oklahoma to Kansas
Convenience stores/gas stations	34 locations in Minnesota, Montana, North Dakota, South Dakota, and Wyoming, 6 of which are leased
Lubricant plants/warehouses	Three locations in Minnesota, Ohio and Texas, one of which is leased

Ag

Within our Ag segment, we own or lease the following facilities:

Grain Marketing

We own 18 grain terminals, which are used in our grain marketing operations, in: Pekin and Peru, Illinois; Davenport, Iowa; Myrtle Grove, Louisiana; Savage and Winona, Minnesota; Collins, Mississippi; Friona, Texas; Superior, Wisconsin; Argentina; Brazil; Hungary; and Romania. We also own one fertilizer terminal in Argentina. In addition to office space at our corporate headquarters, we have 34 grain marketing offices in: Davenport, Iowa; Winona, Minnesota; Lincoln, Nebraska; Argentina; Brazil; Bulgaria; Canada; China; Hungary; Jordan; Paraguay; Romania; Russia; Serbia; Singapore; South Korea; Spain; Switzerland; Taiwan; Ukraine; and Uruguay. We lease all of these grain marketing offices, other than the grain marketing offices in Davenport, Iowa and Winona, Minnesota, which we own.

Country Operations

In our country operations business, we own agri-operations facilities in 466 communities (of which some of the facilities are on leased land), four sunflower plants and eight feed manufacturing facilities. These operations are located in Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington, and Wisconsin.

Crop Nutrients

We own one deep water port in Galveston, Texas and 18 terminals in: Little Rock, Arkansas; Post Falls, Idaho; Peru, Illinois; Muscatine, Iowa; Melbourne and Owensboro, Kentucky; Lake Providence, Lettsworth, Mermentau, Tallulah and Vidalia, Louisiana; St. Paul and Winona, Minnesota; Greenville, Mississippi; Watertown, South Dakota; Memphis, Tennessee; and Friona and Texarkana, Texas. The facilities located in Little Rock, Arkansas, Owensboro, Kentucky and Galveston, Texas are on leased land.

Processing and Food Ingredients

We own oilseed processing facilities in: Hallock, Fairmont and Mankato, Minnesota. In addition, we own a grain storage facility in Joliette, North Dakota.

Renewable Fuels

We own ethanol plants located in Rochelle and Annawan, Illinois.

Corporate and Other

In addition to the leased office space at our corporate headquarters, we lease two offices in: Kansas City, Missouri; and Huron, South Dakota. We own approximately 11,000 acres of agricultural land and related improvements in central Michigan.

Corporate Headquarters

We are headquartered in Inver Grove Heights, Minnesota. We lease a 24-acre campus consisting of one building with approximately 320,000 square feet of office space and own an additional 9-acres of land adjacent to the leased property on which we have two smaller buildings with approximately 13,400 and 9,000 square feet of space. We also have offices in Eagan, Minnesota and Washington, D.C., which are leased.

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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a cooperative, we do not have any common stock that is traded or otherwise. We have not sold any equity securities during the three years ended August 31, 2018, that were not registered under the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected income statement data for the years ended August 31, 2018, 2017, and 2016, and balance sheet data as of August 31, 2018, and 2017, are derived from our audited consolidated financial statements within this Annual Report on Form 10-K. The following selected income statement data for the years ended August 31, 2015, and 2014, and balance sheet data as of August 31, 2016, 2015, and 2014, are derived from unaudited consolidated financial information not included in this Annual Report on Form 10-K and has been restated from previously reported results.

The following table sets forth our selected historical consolidated financial data for each of the five periods indicated. Certain prior period amounts have been restated for the correction of misstatements described below. This information should be read in conjunction with the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-K, including further details related to the misstatements discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements.

	Selected Consolidated Financial Data
	2018	(As Restated) 2017	(As Restated) 2016	(As Restated) 2015	(As Restated) 2014
	(Dollars in thousands)
Income Statement Data:
Revenues	$32,683,347	$32,037,426	$30,355,260	$34,517,452	$42,619,712
Cost of goods sold	31,589,887	31,142,766	29,386,515	33,099,955	40,889,181
Gross profit	1,093,460	894,660	968,745	1,417,497	1,730,531
Marketing, general and administrative	674,083	612,007	601,266	642,309	598,965
Reserve and impairment charges (recoveries), net	(37,709)	456,679	75,036	158,771	78,133
Operating earnings (loss)	457,086	(174,026)	292,443	616,417	1,053,433
(Gain) loss on disposal of business	(131,816)	2,190	—	—	—
Interest expense	149,202	171,239	113,704	70,659	147,240
Other (income) loss	(78,015)	(99,951)	(47,609)	(46,752)	(146,472)
Equity (income) loss from investments	(153,515)	(137,338)	(175,777)	(107,850)	(107,446)
Income (loss) before income taxes	671,230	(110,166)	402,125	700,360	1,160,111
Income tax expense (benefit)	(104,076)	(181,124)	19,099	(4,900)	22,226
Net income (loss)	775,306	70,958	383,026	705,260	1,137,885
Net income (loss) attributable to noncontrolling interests	(601)	(634)	(223)	(816)	1,572
Net income (loss) attributable to CHS Inc.	$775,907	$71,592	$383,249	$706,076	$1,136,313
Balance Sheet Data (as of August 31):
Working capital	$759,034	$148,565	$338,446	$2,650,637	$3,132,548
Net property, plant and equipment	5,141,719	5,356,434	5,488,323	5,192,927	4,180,148
Total assets	16,381,178	15,818,922	17,149,639	15,101,216	15,142,607
Long-term debt, including current maturities	1,930,255	2,179,793	2,297,205	1,478,930	1,603,028
Total equities	8,165,028	7,705,640	7,759,157	7,551,439	6,428,582

Description of Restatement Adjustments

The categories of restatement adjustments and their impact on previously reported consolidated financial statements for the years ended August 31, 2017, and 2016, are detailed in Note 2, Restatement of Previously Issued Financial Statements contained in the Notes to the consolidated financial statements in this Annual Report on Form 10-K. The categories of restatement adjustments and their impact on previously reported consolidated financial statements for fiscal 2014 and fiscal 2015, and selected balance sheet data as of August 31, 2016, are described below.

(a) Freight Derivatives and Related Misstatements - Corrections for freight derivatives and related misstatements were driven by the intentional misstatement of amounts associated with both the value and quantity of rail freight contracts, as well as due to rail freight contracts and certain non-rail freight contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. In addition to the elimination of the underlying freight derivative assets and liabilities and related impacts on revenues and cost of goods sold, additional adjustments were recorded to account for prepaid freight capacity balances in relevant periods and the impact of a goodwill impairment charge recorded as of May 31, 2015, for goodwill held within our Grain Marketing reporting unit. Additional details related to the impact of the freight derivatives and related misstatements and their impact on each period are discussed in restatement reference (a).

(b) Intercompany Misstatements - As a result of the work performed in relation to the freight misstatement, additional misstatements related to the elimination of intercompany balances were also identified and corrected within the consolidated financial statements. Certain of these intercompany misstatements resulted in a misstatement of various financial statement line items; however, the intercompany misstatements did not result in a material misstatement of income (loss) before income taxes or net income (loss). Additional details related to the impact of the intercompany misstatements and their impact on each period are discussed in restatement reference (b).

(c) Other Misstatements - We made adjustments for other previously identified misstatements unrelated to the freight derivatives and related misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These other misstatements related primarily to certain misclassifications, adjustments to revenues and cost of goods sold, and adjustments to various income tax and indirect tax accrual accounts. Additional details related to the impact of the other misstatements and their impact on each period are discussed in restatement reference (c).

	As of August 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$414,385	$(75,939)	$338,446	a, b, c
Net property, plant and equipment	5,488,323	—	5,488,323
Total assets	17,312,135	(162,496)	17,149,639	a, b, c
Long-term debt, including current maturities	2,297,205	—	2,297,205
Total equities	7,866,250	(107,093)	7,759,157	a, b, c

Balance Sheet Data as of August 31, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in an $83.6 million reduction of working capital, a $178.7 million reduction of total assets, and a $115.7 million reduction of total equities. The reductions of working capital, total assets and total equities related primarily to the elimination of $169.5 million of current derivative assets that had been recorded as assets on the Consolidated Balance Sheet. The related decreases of working capital and total equities were partially offset by several related adjustments, including a $58.4 million reduction of current derivative liabilities, a $5.6 million increase of prepaid income taxes, a $20.7 million decrease of accrued income taxes and a $15.9 million increase of long-term deferred tax liabilities associated with the income tax impact of the freight misstatement. The decrease of total assets also included an approximate $16.0 million reduction of goodwill that resulted from a goodwill impairment recorded during fiscal 2015, which was partially offset by the recognition of a $1.3 million prepaid freight capacity balance.

Intercompany misstatements
(b) The correction of intercompany misstatements resulted in a $12.1 million increase of working capital, a $21.2 million reduction of total assets, and a $12.1 million increase of total equities due to different practices of eliminating intercompany balances between CHS's businesses which existed in previous periods. The decreases of working capital and total equities related primarily to $4.4 million reduction of accounts payable and a $7.7 million reduction of dividends and equities payable that resulted from timing differences. The decrease of total assets related primarily to a $6.2 million decrease of accounts receivable, a $12.1 million decrease of current derivative assets, and a $6.4 million decrease of margin deposits, which were partially offset by a $2.8 million increase of inventories with offsetting adjustments to current liabilities.

Other misstatements
(c) The correction of other misstatements resulted in a $4.4 million decrease of working capital, a $37.4 million increase of total assets, and a $3.5 million decrease of total equities. Several misclassification adjustments were made between working capital accounts; however, the decreases of working capital and total equities were driven by adjustments to certain income tax balances, including a $9.1 million decrease of prepaid income taxes and a $20.7 million increase of accrued income taxes, which were partially offset by the correction of other misstatements, including a $27.9 million reduction of dividends and equities payable that had been included from the accrual balance as the result of a timing difference. The increase of total assets relates primarily to a $39.4 million increase of inventory with a corresponding increase to accounts payable that resulted from a misclassification adjustment for an accounts payable balance that had previously been classified as a contra-inventory balance.

	For the Year Ended August 31, 2015			For the Year Ended August 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$34,582,442	$(64,990)	$34,517,452	$42,664,033	$(44,321)	$42,619,712	a, b, c
Cost of goods sold	33,091,676	8,279	33,099,955	41,011,487	(122,306)	40,889,181	a, b, c
Gross profit	1,490,766	(73,269)	1,417,497	1,652,546	77,985	1,730,531
Marketing, general and administrative	642,309	—	642,309	598,965	—	598,965
Reserve and impairment charges (recoveries), net	133,045	25,726	158,771	3,633	74,500	78,133	a, c
Operating earnings (loss)	715,412	(98,995)	616,417	1,049,948	3,485	1,053,433
Interest expense	70,659	—	70,659	147,240	—	147,240
Other (income) loss	(15,565)	(31,187)	(46,752)	(121,149)	(25,323)	(146,472)	c
Equity (income) loss from investments	(107,850)	—	(107,850)	(107,446)	—	(107,446)
Income (loss) before income taxes	768,168	(67,808)	700,360	1,131,303	28,808	1,160,111
Income tax expense (benefit)	(12,165)	7,265	(4,900)	48,296	(26,070)	22,226	a, c
Net income (loss)	780,333	(75,073)	705,260	1,083,007	54,878	1,137,885
Net income (loss) attributable to noncontrolling interests	(712)	(104)	(816)	1,572	—	1,572
Net income (loss) attributable to CHS Inc.	$781,045	$(74,969)	$706,076	$1,081,435	$54,878	$1,136,313
Balance Sheet Data (as of August 31):
Working capital	$2,751,949	$(101,312)	$2,650,637	$3,168,512	$(35,964)	$3,132,548	a, c
Net property, plant and equipment	5,192,927	—	5,192,927	4,180,148	—	4,180,148
Total assets	15,226,125	(124,909)	15,101,216	15,293,507	(150,900)	15,142,607	a, c
Long-term debt, including current maturities	1,428,930	50,000	1,478,930	1,603,028	—	1,603,028	c
Total equities	7,669,411	(117,972)	7,551,439	6,466,844	(38,262)	6,428,582	a, c

For the year ended August 31, 2015

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $67.8 million reduction of income before income taxes and a $56.0 million reduction of net income. The decreased income before income taxes and net income were primarily the result of a $42.5 million increase of cost of goods sold and an increase of reserve and impairment charges related to a goodwill impairment charge of approximately $16.0 million within our Grain Marketing reporting unit following a reassessment of the goodwill balance as of May 31, 2015. The remaining adjustment to income before income taxes relates to a $9.0 million decrease of revenues that should have been recorded during fiscal 2014 and the remaining adjustment to net income relates to an $11.8 million decrease of income tax expense resulting from the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $37.9 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements had no impact on income (loss) before income taxes; however, a $19.1 million reduction of net income resulted from the correction of income tax misstatements. The incremental income taxes of $19.1 million were recorded to adjust for the impact of income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods. Additionally, certain misclassification adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses, including an $18.1 million decrease of revenues, a $3.7 million increase of cost of goods sold, a $9.4 million increase of reserve and impairment charges, net and a $31.2 million increase of other income.

Balance Sheet Data as of August 31, 2015

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in an $88.7 million reduction of working capital, a $141.6 million reduction of total assets, and a $104.6 million reduction of total equities. The reductions of working capital, total assets and total equities related primarily to the elimination of $132.0 million of current derivative assets that had been recorded as assets on the Consolidated Balance Sheet. The decreases of working capital and total equities were partially offset by several related adjustments, including a $32.5 million reduction of current derivative liabilities, a $5.5 million reduction of income taxes payable that resulted from the freight misstatement and the recognition of a $5.4 million prepaid freight capacity balance. In addition to the reductions of current assets, the decrease of total assets also included an approximate $16.0 million reduction of goodwill associated with a goodwill impairment recorded during fiscal 2015.

Intercompany misstatements
(b) None

Other misstatements
(c) The correction of other misstatements resulted in a $12.7 million decrease of working capital, a $16.7 million increase of total assets, a $50.0 million increase of long-term debt, including current maturities and a $13.4 million decrease of total equities. The decrease of working capital related primarily to a $13.5 million increase of dividends and equities payable that had been excluded from the accrual balance as the result of a timing difference. The $16.7 million increase of total assets related to a timing difference associated with the application of in-transit cash and receivables that had resulted in a $13.9 million understatement of cash and a $2.8 million understatement of receivables (with the offsetting entries impacting customer advance payments and accounts payable). The $50.0 million increase of long-term debt, including current maturities related to a misclassification adjustment for certain notes payable balances to their appropriate classification as long-term debt (including current portion). The $13.4 million decrease of total equities related primarily to the $13.5 million timing difference associated with the accrual of dividends and equities payable described above.

For the year ended August 31, 2014

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $28.8 million increase of income before income taxes and a $17.8 million increase of net income. The increased income before income taxes was primarily the result of a $19.8 million decrease of cost of goods sold and a $9.0 million increase of revenues that had been incorrectly recognized during fiscal 2015. The increased net income resulted primarily from the increase of income before income taxes, which was partially offset by an $11.0 million increase of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $35.6 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements had no impact on income (loss) before income taxes; however, the correction of certain tax items that resulted in an income tax benefit of $37.1 million and a corresponding increase of net income. The income tax benefit of $37.1 million was recorded to adjust for the impact of income tax items that had previously been recorded as out of period adjustments in subsequent periods. In addition to the income tax adjustment, certain misclassification adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $17.7 million decrease of revenues, a $66.9 million decrease of cost of goods sold, a $74.5 million increase of reserve and impairment charges (recoveries), net and a $25.3 million increase of other income.

Balance Sheet Data as of August 31, 2014

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $22.6 million reduction of working capital, a $150.9 million reduction of total assets, and a $49.9 million reduction of total equities. The reductions of working capital, total assets and total equities related primarily to the elimination of $224.5 million of current derivative assets that had been incorrectly recorded as assets on the Consolidated Balance Sheet. The decreases of working capital and total equities were partially offset by several related adjustments, including a $109.5 million reduction of current derivative liabilities, the recognition of a $62.8 million prepaid freight capacity balance, the recognition of a $10.8 million accounts receivable balance and a $20.1 million reduction of income taxes payable.

Intercompany misstatements
(b) None

Other misstatements
(c) The correction of other misstatements resulted in a $13.4 million decrease of working capital and an $11.7 million increase of total equities. The decrease of working capital and increase of total equities related to a $7.5 million increase of dividends and equities payable that had been excluded from the accrual balance as the result of a timing difference and an increased income tax accrual of $5.9 million that resulted from income tax items that had been previously recorded as out of period adjustments in subsequent periods.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Restatement

•	Overview

•	Business Strategy

•	Fiscal 2018 Highlights

•	Fiscal 2019 Priorities

•	Fiscal 2019 Outlook

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Estimates

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with the accompanying audited financial statements and notes to those financial statements and the Cautionary Statement regarding forward-looking statements found in Part I, Item 1A of this Annual Report on Form 10-K.

Restatement

The accompanying MD&A gives effect to certain adjustments made to our previously reported consolidated financial statements for the years ended August 31, 2017 and 2016. Due to the restatement of these periods, the data set forth in the accompanying MD&A may not be comparable to discussions and data included in our previously filed Annual Report on Form 10-K for fiscal 2017.

Refer to the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K, and Note 2, Restatement of Previously Issued Consolidated Financial Statements and Note 18, Quarterly Financial Information (Unaudited) of the accompanying audited financial statements for further details related to the restatement and its impact on our consolidated financial statements.

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

Corporate administrative expenses and interest are allocated to each reportable segment, along with Corporate and Other, based on direct usage for services, such as information technology, legal and other factors or considerations relevant to the costs incurred.

Management's Focus. When evaluating our operating performance, management focuses on gross profit and income (loss) before income taxes ("IBIT"). As a company that operates heavily in global commodities, there is significant unpredictability and volatility in pricing, costs and global trade volumes. As such, we focus on managing the margin we can earn and the resulting income before income taxes. Management also focuses on ensuring the strength of the balance sheet through the appropriate management of financial liquidity, leverage, capital allocation and cash flow optimization.

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the fall harvest and spring planting season, which correspond to our first and third fiscal quarters, respectively. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, also generally experience higher volumes and profitability during the winter heating and fall crop drying seasons. The graphs below depict the seasonality inherent in our business.
* Note that the third quarter of fiscal 2017 was impacted by significant charges that caused IBIT for that period to deviate from historical trends.

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

Fiscal 2018 Highlights

•	Throughout fiscal 2018 we experienced higher crack spreads and favorable crude oil discounts that resulted in significantly improved margins and results in our Energy segment.

•
We completed the disposal of certain assets primarily within our Energy segment and Corporate and Other resulting in cash proceeds of approximately $234.9 million and a gain of approximately $131.8 million recognized during the first, second, and third quarters of fiscal 2018. The cash proceeds were used to optimize our debt levels by reducing our need for incremental debt and minimizing existing funded debt.

•
In the second quarter of fiscal 2018, we experienced a significant tax benefit through the revaluation of our U.S. net deferred tax liability resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

Fiscal 2019 Priorities

•	Strengthening and improving our internal control environment.

•	Enhancing owner experience through deeper relationships, including seamless interactions with us through the use of more effective technology solutions.

•	A continued emphasis on sharpening our operational excellence by equipping our employees to develop needed expertise to serve CHS owners, improve processes, adapt to change and embrace diversity.

•	Drive enterprise business growth by focusing on our core businesses, continuing to improve efficiency in all that we do and earning higher market share.

Fiscal 2019 Outlook

Our Ag and Energy businesses operate in cyclical environments. The Energy industry began recovering in fiscal 2018 with higher crack spreads and favorable crude oil discounts that led to higher margins and improved earnings. We expect that these favorable market fundamentals experienced throughout fiscal 2018 will continue to support strong earnings in our Energy business during fiscal 2019. The Ag industry, however, continues to operate in a challenging environment characterized by lower margins, reduced liquidity and increased leverage that have resulted from reduced commodity prices. In addition, trade relations between the United States and foreign trade partners, particularly those that purchase large quantities of agricultural commodities, are strained resulting in unpredictable impacts to commodity prices within the Ag industry now and in the future. We are unable to predict how long the current environment will last or how severe it will ultimately be at this time. As a result, we expect our revenues, margins and cash flows to continue to be under pressure during fiscal 2019.

Results of Operations

Consolidated Statements of Operations

	For the Years Ended August 31,
		(As Restated)	(As Restated)
	2018	2017	2016
	(Dollars in thousands)
Revenues	$32,683,347	$32,037,426	$30,355,260
Cost of goods sold	31,589,887	31,142,766	29,386,515
Gross profit	1,093,460	894,660	968,745
Marketing, general and administrative	674,083	612,007	601,266
Reserve and impairment charges (recoveries), net	(37,709)	456,679	75,036
Operating earnings (loss)	457,086	(174,026)	292,443
(Gain) loss on disposal of business	(131,816)	2,190	—
Interest expense	149,202	171,239	113,704
Other (income) loss	(78,015)	(99,951)	(47,609)
Equity (income) loss from investments	(153,515)	(137,338)	(175,777)
Income (loss) before income taxes	671,230	(110,166)	402,125
Income tax expense (benefit)	(104,076)	(181,124)	19,099
Net income (loss)	775,306	70,958	383,026
Net income (loss) attributable to noncontrolling interests	(601)	(634)	(223)
Net income (loss) attributable to CHS Inc.	$775,907	$71,592	$383,249

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for fiscal 2018. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Energy Segment Operating Metrics

Our Energy segment operations primarily include our Laurel, Montana and McPherson, Kansas refineries, which process crude oil to produce refined products, including gasoline, distillates and other products. The following tables provide information about our consolidated refinery operations.

	For the Years Ended August 31,
	2018	2017	2016
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	84,339	83,787	64,104
All other crude oil	66,785	69,980	72,115
Other feedstocks and blendstocks	17,713	14,184	16,719
Total refinery throughput volumes	168,837	167,951	152,938
Refined fuel yields
Gasolines	86,115	86,105	79,483
Distillates	65,060	65,738	57,650

We are subject to the Renewable Fuels Standard ("RFS"), which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The Environmental Protection Agency generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINS under the RFS in our renewable fuels operations and through our blending activities at our terminals; but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile and can impact profitability.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (e.g., the price differential between refined products and inputs such as crude oil), which are driven by the supply and demand     of refined product markets. Crack spreads continued to improve during fiscal 2018 compared to the two prior fiscal years as a result of the tightening supply and demand in the global and North American refined product markets. The table below provides information about the average market reference prices and differentials that impact our Energy segment.

	For the Years Ended August 31,
	2018	2017	2016
Market indicators
West Texas Intermediate (WTI) crude oil (dollars per barrel)	$62.23	$49.03	$41.50
WTI - Western Canadian Select (WCS) crude oil differential (dollars per barrel)	$17.92	$12.90	$14.13
Group 3 2:1:1 crack spread (dollars per barrel)*	$19.08	$14.21	$13.17
Group 3 5:3:2 crack spread (dollars per barrel)*	$18.46	$14.01	$13.10
D6 ethanol RIN (dollars per RIN)	$0.5280	$0.7214	$0.6783
D4 ethanol RIN (dollars per RIN)	$0.7221	$1.0352	$0.7621
* Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains States.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income (loss) before income taxes	$452,108	$61,118	$273,375	$390,990	639.7%	$(212,257)	(77.6)%

The following table and commentary present the primary reasons for the changes in IBIT for the Energy segment for each of the years ended August 31, 2018, and 2017, compared to the prior year:

	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Volume	$(8)	$15
Price	255	(99)
Transportation, retail and other	60	(67)
Change in reserves and impairments, net+	33	(33)
Non-gross profit related activity+	51	(28)
Total change in Energy IBIT	$391	$(212)
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), net, (gain) loss on disposal of business, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the years ended August 31, 2018, and 2017

The $391.0 million increase in the Energy segment IBIT for fiscal 2018 reflects the following:

•
Improved market conditions throughout fiscal 2018 in our refined fuels business, mostly due to higher crack spreads and associated higher margins. These benefits were partially offset by planned major maintenance activities at our Laurel, Montana refinery during May 2018 and a reduction of cost of goods sold ("COGS") during fiscal 2017 resulting from the benefit of certain manufacturing changes in our propane business that did not reoccur in fiscal 2018.

•
Gains totaling $65.9 million recorded in other income in connection with the sale of certain assets during the third quarter of fiscal 2018, including the sale of 34 Zip Trip stores located in the Pacific Northwest, United States ("Pacific Northwest") and the sale of the Council Bluffs pipeline and refined fuels terminal in Council Bluffs, Iowa.

•	A benefit of $19.1 million recognized during the third quarter of fiscal 2018 associated with the small refinery exemption for our Laurel, Montana refinery.

•	An impairment charge of $32.7 million was recorded during the third quarter of fiscal 2017 related to the cancellation of a capital project which did not reoccur in fiscal 2018.

Comparison of Energy segment IBIT for the years ended August 31, 2017, and 2016

The $212.3 million decrease in the Energy segment IBIT for fiscal 2017 reflects the following:

•
Significantly reduced margins within refined fuels caused by a down cycle in the energy industry throughout fiscal 2017, which drove prices lower, partially offset by increases in propane margins driven by certain manufacturing changes. The lower margins in our refined fuels business were partially offset by higher demand for energy products, which caused volumes to increase (most significantly in refined fuels).

•	A $32.7 million impairment charge associated with the cancellation of a capital project during the third quarter of fiscal 2017.

•	On November 23, 2016, the EPA released the final renewable fuel mandate for calendar year 2017, and as a result the market price for RINs increased in the first quarter of fiscal 2017.

Ag

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income (loss) before income taxes	$74,258	$(270,161)	$15,252	$344,419	127.5%	$(285,413)	(1,871.3)%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for each of the years ended August 31, 2018, and 2017, compared to the prior year:

	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Volume	$3	$3
Price	(83)	74
Change in reserves and impairments, net+	452	(441)
Non-gross profit related activity+	(28)	79
Total change in Ag IBIT	$344	$(285)
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), net, (gain) loss on disposal of business, interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the years ended August 31, 2018, and 2017

The $344.4 million increase in Ag segment IBIT for fiscal 2018 reflects the following:

•
Significant reserve and impairment charges that were recorded during fiscal 2017, the most significant of which related to charges of $229.4 million recorded during the third quarter of fiscal 2017 in association with a trading partner in our Brazilian operations entering bankruptcy-like proceedings under Brazilian law. These reserve and impairment charges did not reoccur in fiscal 2018.

•
We had previously recorded certain reserves and impairments in fiscal 2017 as disclosed in the reserves and impairment charges (recoveries), net portion of the management discussion and analysis. During fiscal 2018, we were able to recover $37.7 million of these reserves and impairments by receiving higher than expected sale prices on certain assets and insurance proceeds, including $3.8 million during the first quarter of fiscal 2018, $11.3 million during the second quarter of fiscal 2018, $3.8 million during the third quarter of fiscal 2018 and $18.8 million during the fourth quarter of fiscal 2018.

•	Impairments of $26.3 million related to international investments during the fourth quarter of fiscal 2018 that we have exited or are in the process of exiting.

•
Decreased margins across multiple businesses in the Ag segment throughout fiscal 2018, as a result of lower demand and uncertainties primarily associated with international trade, which were partially offset by increased margins within our processing and food ingredients business that have resulted from lower input costs; particularly in the third quarter of fiscal year 2018.

Comparison of Ag segment IBIT for the years ended August 31, 2017, and 2016

The $285.4 million decrease in Ag segment IBIT for fiscal 2017 reflects the following:

•
Grain marketing IBIT decreased primarily due to charges of $229.4 million during the third quarter of fiscal 2017 associated with a trading partner in our Brazilian operations entering bankruptcy-like proceedings under Brazilian law. Grain marketing also experienced impairments within certain international investments of $20.2 million during the fourth quarter of fiscal 2017 due to persistent underperformance, partially offset by slightly higher grain volumes and associated margins.

•
Country operations IBIT decreased primarily due to changes in reserves related to a single producer borrower of $81.0 million along with $30.4 million of long-lived asset impairments, most of which were recorded during the second quarter of fiscal 2017. These impairments were significantly offset by higher grain margins and volumes.

•
A decrease in processing and food ingredients IBIT primarily caused by long-lived asset impairment charges of $80.1 million during the third and fourth quarters of fiscal 2017 that exceeded the prior year's non-recurring bad debt charge related to a specific customer. Higher margins partially offset this decrease.

•	Increased crop nutrients and renewable fuels IBIT, driven primarily by higher volumes and margins.

All Other Segments

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Nitrogen Production IBIT*	$38,838	$29,741	$34,070	$9,097	30.6%	$(4,329)	(12.7)%
Corporate and Other IBIT	$106,026	$69,136	$79,428	$36,890	53.4%	$(10,292)	(13.0)%
* See Note 5, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Comparison of All Other Segments IBIT for the years ended August 31, 2018, and 2017

Our Nitrogen Production segment IBIT increased as a result of significantly higher equity method income throughout fiscal 2018 attributed to increased sale prices of urea and UAN, which are produced and sold by CF Nitrogen. Fiscal 2017 also included a gain of $30.5 million associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen, of which $29.1 million was recognized during the first quarter of fiscal 2017. The gain was solely responsible for the income in our Nitrogen Production segment in fiscal 2017 and there was no comparable gain in fiscal 2018. Corporate and Other IBIT increased primarily as a result of the $58.2 million gain recognized on the sale of CHS Insurance during the third quarter of fiscal 2018 which was partially offset by lower earnings from our investments in Ventura Foods and Ardent Mills, and our CHS Capital and CHS Insurance businesses.

Comparison of All Other Segments IBIT for the years ended August 31, 2017, and 2016

Our Nitrogen Production segment IBIT decreased as a result of lower equity method income caused by downward pressures on the pricing of urea and UAN throughout fiscal 2017. This decrease was partially offset by a gain of $30.5 million in fiscal 2017 associated with an embedded derivative asset inherent in the agreement relating to our investment in CF Nitrogen for which there was no comparable gain in the prior fiscal year, including $29.1 million that was recognized during the first quarter of fiscal 2017. Corporate and Other IBIT decreased due to lower margins resulting from pricing pressure from customers in our investment in Ventura Foods, which was partially offset by improved equity method earnings from our investment in Ardent Mills.

Revenues by Segment

Energy

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Revenues	$7,589,119	$6,227,838	$5,408,879	$1,361,281	21.9%	$818,959	15.1%

The following table and commentary present the primary reasons for the changes in revenue, net of intersegment revenues, for the Energy segment for each of the years ended August 31, 2018, and 2017, compared to the prior year:

	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Volume	$(84)	$223
Price	1,449	622
Transportation, retail and other	(4)	(26)
Total change in Energy revenues	$1,361	$819

Comparison of Energy segment revenues for the years ended August 31, 2018, and 2017

The $1.4 billion increase in Energy revenues for fiscal 2018 reflects the following:

•
Refined fuels revenues rose $1.2 billion (24%), primarily driven by an increase in the net average selling price ($1.3 billion), which was partially offset by a decrease in volumes ($51.3 million). The selling price of refined fuels products increased an average of $0.41 (25%) per gallon and sales volumes decreased 1% compared to the previous year.

•
Propane revenues increased $177.6 million (30%), of which $176.3 million was attributable to a $0.21 (30%) per gallon increase in the net average selling price compared to the prior year, as well as a $1.4 million (0.2%) increase attributable to slightly higher volumes.

Comparison of Energy segment revenues for the years ended August 31, 2017, and 2016

The $819.0 million increase in Energy revenues for fiscal 2017 reflects the following:

•
Refined fuels revenues rose $724.7 million (17%), of which $517.0 million related to an increase in the net average selling price and $207.8 million related to higher sales volumes compared to the prior year. The selling price of refined fuels products increased an average of $0.16 (11%) per gallon, and sales volumes increased 5%, compared to the previous year.

•
Propane revenues increased $112.2 million (24%), of which $105.3 million was attributable to a rise in the net average selling price and $6.9 million was attributable to higher volumes. Propane sales volume increased 1% and the average selling price of propane increased $0.12 (22%) per gallon, when compared to the previous year.

Ag

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Revenues	$25,037,481	$25,718,428	$24,856,018	$(680,947)	(2.6)%	$862,410	3.5%

The following table and commentary present the primary reasons for the changes in revenues, net of intersegment revenues, for the Ag segment for each of the years ended August 31, 2018, and 2017, compared to the prior year:

	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Volume	$(522)	$858
Price	(159)	4
Total change in Ag revenues	$(681)	$862

Comparison of Ag segment revenues for the years ended August 31, 2018, and 2017

The $680.9 million decrease in Ag segment revenues for fiscal 2018 reflects the following:

•
Grain and oilseed revenues decreased by $757.0 million as a result of a 4% decline in volumes while average sales prices remained flat on a year-over-year basis. The decrease in volumes was primarily due to uncertainty associated with international trade.

•
Renewable fuels revenues decreased $99.9 million as the result of a 9% decline in volumes, which was partially offset by an average sales price increase of 2%. The decrease in volumes was due to lower exports and the higher average sales price was driven by higher prices experienced during the first and second quarters of fiscal 2018.

•
The decreases in grain and oilseed and renewable fuels revenues were partially offset by a $160.4 million increase in crop nutrients revenue. The increased revenues within crop nutrients resulted from an 8% increase in crop nutrient prices and slightly increased volumes. Higher crop nutrient prices were driven by improved market conditions characterized by less oversupply in the market and the increased volumes were primarily the result of supply chain management improvements and improved market conditions compared to the prior year.

•
Increased processing and food ingredients revenues of $8.5 million and increased feed and farm supplies revenue of $7.1 million also partially offset the decreased grain and oilseed and renewable fuels revenues. Processing and food ingredients and feed and farm supplies increased as a result of higher volumes; however, price declines of 13% in processing and food ingredients and 5% in feed and farm supplies offset most of the volume increases.

Comparison of Ag segment revenues for the years ended August 31, 2017, and 2016

The $862.4 million increase in Ag segment revenues for fiscal 2017 reflects the following:

•
Grain and oilseed revenues increased by $1.4 billion (8%), which was attributable to $612.1 million associated with higher average grain selling prices and an $819.7 million increase in volumes. The increase in volumes was due to the large U.S. crop production, while the rise in average sales price was primarily due to higher spring wheat and soybean prices.

•
Our processing and food ingredients revenues decreased $201.3 million, primarily due to a $181.1 million decline resulting from the prior-year sale of an international location during the third quarter of fiscal 2016 which contributed to the overall decline in volumes of $274.7 million (17%). An average sales price increase of $0.75 (6%) per unit related to processed oilseed commodities helped to partially offset the decreases associated with volume declines.

•
Wholesale crop nutrient revenues decreased $185.2 million due to lower average fertilizer selling prices of $508.4 million, partially offset by higher volumes of $323.2 million. Our wholesale crop nutrient volumes increased 15% and the average sales price of all fertilizers sold reflected a decrease of 21% per ton compared to the prior year. The increase in volumes was due to improved market demand from the prior year as well as supply chain management improvements.

•
Our renewable fuels revenues from our marketing and production operations decreased $7.3 million primarily as the result of 4% lower volumes, partially offset by an increased average sales price of $0.06 (4%) per gallon resulting from market supply and demand forces. The decrease in volumes was due to lower exports.

•
The remaining Ag segment product revenues, related primarily to feed and farm supplies, decreased $175.5 million mainly due to reduced country operations retail sales and a decline in plant food and sunflower pricing. The decreases were partially offset by increases in diesel sold as a result of higher grain movement and a rise in propane sold for home heating and crop drying.

All Other Segments

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Corporate and Other revenues*	$56,747	$91,160	$90,363	$(34,413)	(37.8)%	$797	0.9%
* Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses, but not revenues.

Comparison of All Other Segments revenues for the years ended August 31, 2018, and 2017

Corporate and Other revenues decreased primarily as a result of the sale of loans receivable during the majority of fiscal 2018 within the CHS Capital business, as well as the sale of CHS Insurance in May 2018.

Comparison of All Other Segments revenues for the years ended August 31, 2017, and 2016

There were no significant changes to Corporate and Other revenues during fiscal 2017.

Cost of Goods Sold by Segment

Energy

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of goods sold	$7,031,000	$5,977,123	$5,007,080	$1,053,877	17.6%	$970,043	19.4%

The following table and commentary present the primary reasons for the changes in COGS for the Energy segment, net of intercompany COGS, for each of the years ended August 31, 2018, and 2017, compared to the prior year:

	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Volume	$(76)	$208
Price	1,194	721
Transportation, retail and other	(64)	41
Total change in Energy cost of goods sold	$1,054	$970

Comparison of Energy segment COGS for the years ended August 31, 2018, and 2017

The $1.1 billion increase in Energy segment COGS for fiscal 2018 reflects the following:

•	Refined fuels COGS increased $931.2 million (19%), which reflects a $0.32 (20%) per gallon rise in the average cost of refined fuels offset by a 1% volume decrease.

•
The $211.3 million (37%) increase in propane COGS was attributable to an increase in average cost of $0.25 (37%) per gallon and slightly increased volumes (0.2%). The increase in average cost was partially due to the benefit of certain manufacturing changes in fiscal 2017 that did not reoccur in fiscal 2018 that had reduced COGS by $33.9 million in fiscal 2017.

Comparison of Energy segment COGS for the years ended August 31, 2017, and 2016

The $970.0 million increase in Energy segment COGS for fiscal 2017 reflects the following:

•	Refined fuels COGS increased $814.3 million (20%), which reflects a $0.20 (15%) per gallon rise in the average cost of refined fuels and a 5% volume increase.

•
The increase in propane COGS of $106.4 million was attributable to a 1% rise in volumes and an increase in average cost of $0.12 (21%) per gallon. These increases were partially offset by certain manufacturing changes that reduced COGS by $33.9 million.

Ag

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of goods sold	$24,560,854	$25,161,821	$24,376,782	$(600,967)	(2.4)%	$785,039	3.2%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment, net of intercompany COGS, for each of the years ended August 31, 2018, and 2017, compared to the prior year:

	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Volume	$(524)	$855
Price	(77)	(70)
Total change in Ag cost of goods sold	$(601)	$785

Comparison of Ag segment COGS for the years ended August 31, 2018, and 2017

The $601.0 million decrease in Ag segment COGS for fiscal 2018 reflects the following:

•
Grain and oilseed COGS decreased by $683.6 million as a result of a 4% decline in volumes with average costs remaining flat on a year-over-year basis. The decrease in volumes was primarily due to uncertainty associated with international trade.

•
Renewable fuels COGS decreased by $85.7 million as the result of a 9% decline in volumes, which was partially offset by increased average costs of 3%. The decrease in volumes was due to lower exports and the higher average cost was driven by higher input costs.

•
Processing and food ingredients COGS decreased by $12.5 million as the result of decreased average costs of 14%, which was partially offset by a 15% increase in volumes. The decreased costs resulted from lower input prices, primarily soybeans, and increased volumes were the result of operational improvements following the disposal of certain facilities and improved market conditions from the prior year.

•
The decreases in grain and oilseed, renewable fuels, and processing and food ingredients COGS were partially offset by a $171.0 million increase in crop nutrients COGS and a $9.8 million increase of feed and farm supplies COGS. The increased COGS in crop nutrients was primarily the result of improved market conditions leading to price increases in the fertilizer market and the increased COGS for feed and farm supplies was the result of higher volumes.

Comparison of Ag segment COGS for the years ended August 31, 2017, and 2016

The $785.0 million increase in Ag segment COGS for fiscal 2017 reflects the following:

•
The costs of grains and oilseed procured through our Ag segment increased $1.4 billion (8%). The majority of the increase was driven by a 5% increase in volumes and a 3% increase in average cost per bushel, resulting in increased COGS of $811.3 million and $570.7 million, respectively. The average per bushel month-end market price of soybeans and spring wheat increased, while corn decreased slightly compared to the prior year. The increase in volumes was due to a large U.S. crop production.

•
Processing and food ingredients COGS decreased $174.2 million (12%) and is comprised of $264.2 million in lower volumes, partially offset by a $90.0 million higher average cost of oilseeds purchased for further processing. The volume decline was driven by a $178.5 million decline due to the sale of an international location in the prior year.

•
Wholesale crop nutrients COGS decreased by $223.5 million (10%), caused primarily by a decline of 22% in average cost per ton of product. The price decline was partially offset by increased volumes of 15%. The increase in volumes and decrease in the prices paid for goods were due to better market conditions compared to the prior year, as well as efficiencies in supply chain management.

•	Renewable fuels COGS decreased $9.8 million (1%) resulting from a volume decline of 4%, which was partially offset by an increase in the average cost per gallon of $0.06 (4%).

•	The remaining Ag segment product COGS, primarily feed and farm supplies, decreased $189.5 million due to a reduction in retail sales and the purchase price of plant food and sunflower.

All Other Segments

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Nitrogen Production COGS	$1,340	$(538)	$2,222	$1,878	NM*	$(2,760)	NM*
Corporate and Other COGS	$(3,307)	$4,360	$431	$(7,667)	NM*	$3,929	NM*
*NM - Not Meaningful

Comparison of All Other Segments COGS for the years ended August 31, 2018, and 2017

There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2018.

Comparison of All Other Segments COGS for the years ended August 31, 2017, and 2016

There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2017.

Marketing, General and Administrative Expenses

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Marketing, general and administrative expenses	$674,083	$612,007	$601,266	$62,076	10.1%	$10,741	1.8%

Comparison of marketing, general and administrative expenses for the years ended August 31, 2018, and 2017

The $62.1 million increase in marketing, general and administrative expenses for fiscal 2018 relates primarily to higher compensation expense associated with annual incentive-based compensation resulting from fiscal 2018 results and increased outside service expenses.

Comparison of marketing, general and administrative expenses for the years ended August 31, 2017, and 2016

The $10.7 million increase in marketing, general and administrative expenses for fiscal 2017 reflects higher compensation expense, including incentive compensation expense and separation expenses associated with the departure of our former chief executive officer, which was partially offset by decreases in foreign currency exchange expenses and management focus on cost containment.

Reserve and Impairment Charges (Recoveries), Net

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$(37,709)	$456,679	$75,036	$(494,388)	(108.3)%	$381,643	508.6%

Comparison of reserve and impairment charges (recoveries), net for the years ended August 31, 2018, and 2017

The $494.4 million decrease in reserve and impairment charges (recoveries), net primarily reflects the following:

•
Reserves of approximately $229.4 million related to a Brazil trading partner in our Ag segment entering bankruptcy-like proceedings under Brazilian law that were recorded during the third quarter of fiscal 2017 which did not reoccur in fiscal 2018.

•
An impairment charge of $32.7 million during the third quarter of fiscal 2017 associated with the cancellation of a capital project in our Energy segment and $110.6 million associated with the impairment of long-lived assets and goodwill in our Ag segment in fiscal 2017, neither of which reoccurred in fiscal 2018.

•	Subsequent to fiscal 2017, we were able to recover $37.7 million of impairment charges that had been recorded by receiving higher than expected sale prices on certain assets and insurance proceeds.

•
The remaining decrease is mostly attributed to loan losses and accounts receivable reserve expense primarily related to a single producer borrower recorded during fiscal 2017 which did not reoccur in fiscal 2018.

Comparison of reserve and impairment charges (recoveries), net for the years ended August 31, 2017, and 2016

The $381.6 million increase in reserve and impairment charges (recoveries), net primarily reflects the following:

•	A Brazil trading partner in our Ag segment entering into bankruptcy-like proceedings under Brazilian law during the third quarter of fiscal 2017, which resulted in charges of $229.4 million.

•	An impairment charge in our Energy segment of $32.7 million associated with the cancellation of a capital project during the third quarter of fiscal 2017.

•	Impairment charges of $110.6 million related to the impairment of long-lived assets and goodwill in our Ag segment during fiscal 2017.

•	The loan loss reserve expense in our Ag segment specific to a single producer borrower increased $81.0 million when compared to fiscal 2016.

•	These increases were partially offset by decreases in bad debt expense related to other domestic and international areas of the business when compared to fiscal 2016.

Gain (Loss) on Disposal of Business

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Gain (loss) on disposal of business	$131,816	$(2,190)	—	$134,006	NM*	$(2,190)	NM*
*NM - Not Meaningful

Comparison of (gain) loss on disposal of business for the years ended August 31, 2018, and 2017

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

Interest Expense

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest expense	$149,202	$171,239	$113,704	$(22,037)	(12.9)%	$57,535	50.6%

Comparison of interest expense for the years ended August 31, 2018, and 2017

The $22.0 million decrease in interest expense for fiscal 2018 was due to lower interest expense associated with lower long-term debt balances during the fourth quarter of fiscal 2018.

Comparison of interest expense for the years ended August 31, 2017, and 2016

The $57.5 million increase in interest expense for fiscal 2017 was due to higher interest expense of $34.1 million associated with higher debt balances, as well as lower capitalized interest of $23.4 million associated with our ongoing capital projects.

Other Income (Loss)

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Other income (loss)	$78,015	$99,951	$47,609	$(21,936)	(21.9)%	$52,342	109.9%

Comparison of other income (loss) for the years ended August 31, 2018, and 2017

The $21.9 million decrease in other income (loss) for fiscal 2018 primarily reflects the following:

•
A gain of $30.5 million recorded during fiscal 2017 associated with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen that did not reoccur during fiscal 2018. See Note 13, Derivative Financial Instruments and Hedging Activities, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

•	The decrease associated with the embedded derivative was partially offset by increased interest income due to higher interest rates and other non-operating activity.

Comparison of other income (loss) for the years ended August 31, 2017, and 2016

The $52.3 million increase in other income (loss) for fiscal 2017 primarily reflects the following:

•	Higher financing fees earned by us which are associated with various customer activities and receivables totaling $27.8 million.

•
A gain of $30.5 million recorded in association with an embedded derivative within the contract relating to our strategic investment in CF Nitrogen, of which $29.1 million was recognized during the first quarter of fiscal 2017.

Equity Income (Loss) from Investments

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Equity income (loss) from investments*	$153,515	$137,338	$175,777	$16,177	11.8%	$(38,439)	(21.9)%
* See Note 5, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Comparison of equity income (loss) from investments for the years ended August 31, 2018, and 2017

Equity income (loss) from investments for fiscal 2018 increased primarily due to higher equity income recognized from our equity method investment in CF Nitrogen caused by higher margins, which was partially offset by lower equity income recognized from our equity method investments in Ventura Foods, Ardent Mills and other equity method investments.

Comparison of equity income (loss) from investments for the years ended August 31, 2017, and 2016

Equity income (loss) from investments for fiscal 2017 decreased primarily due to lower equity income recognized from our equity method investments in Ventura Foods and CF Nitrogen caused by lower margins, which was partially offset by higher equity income recognized from our equity method investments in TEMCO and Ardent Mills. We also recorded $20.2 million of impairments related to international investments as a result of continued downward pressures in the agricultural markets.

Income Tax Benefit (Expense)

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (expense)	$104,076	$181,124	$(19,099)	$(77,048)	(42.5)%	$200,223	(1,048.3)%

Comparison of income taxes for the years ended August 31, 2018, and 2017

The decrease in income tax benefit was primarily due to incremental tax benefits recognized during fiscal 2017 that did not reoccur during fiscal 2018, including the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014, a tax benefit for retaining a significant portion of the Domestic Production Activities Deduction ("DPAD") and the bad debt deduction in our U.S. tax returns related to the performance of guarantees caused by the loss related to a Brazilian trading partner entering into bankruptcy-like proceedings under Brazilian law. The decrease was partially offset by income tax benefits recognized during fiscal 2018, primarily including the revaluation of our net deferred tax liability resulting from the Tax Act enacted on December 22, 2017, the intercompany transfer of a business on December 1, 2017, and retaining a significant portion of the DPAD. The revaluation performed related to the Tax Act is considered a provisional estimate and could be subject to change. The federal and state statutory rate applied to nonpatronage business activity was 29.3% and 38.4% for the years ended August 31, 2018, and 2017, respectively. The income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of income taxes for the years ended August 31, 2017, and 2016

During fiscal 2017, we had an increase in income tax benefit when compared to fiscal 2016, which was primarily due to the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates in fiscal 2013 and 2014, a tax benefit in fiscal 2017 from retaining a significant portion of the DPAD and the bad debt deduction in our U.S. tax returns related to the performance of guarantees caused by an approximate $229.4 million loss related to a Brazilian trading partner entering into bankruptcy-like proceedings under Brazilian law. The fiscal 2016 income tax benefit related to an appeals settlement with the Internal Revenue Service did not reoccur in fiscal 2017. The federal and state statutory rate applied to nonpatronage business activity was 38.4% and 38.3% for the years ended August 31, 2017, and 2016, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years with the fiscal 2017 income tax benefit being unusually large in comparison to income before income taxes.

Liquidity and Capital Resources
Summary
In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable covenants and other financial criteria. We fund our operations primarily through a combination of cash flows from operations supplemented with borrowings under our revolving credit facilities. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.
On August 31, 2018, and 2017, we had working capital, defined as current assets less current liabilities, of $759.0 million and $148.6 million, respectively. The increase in working capital was driven primarily by increases in our accounts receivable, inventory and cash and cash equivalents that were funded out of operating and investing cash flow. Our current ratio, defined as current assets divided by current liabilities, was 1.1 and 1.0 as of August 31, 2018, and 2017, respectively. Working capital and the current ratio may not be computed the same as similarly titled measures used by other companies. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health.
As of August 31, 2018, we had cash and cash equivalents of $450.6 million, total equities of $8.2 billion, long-term debt. including current maturities of $1.9 billion and notes payable of $2.3 billion. Our capital allocation priorities include paying our dividends, maintaining the safety and compliance of our operations, returning cash to our member-owners in the form of cash patronage and equity redemptions, paying down debt and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of nonstrategic or underperforming assets. We believe that cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.
Fiscal 2018 and 2017 Activity
During fiscal 2018, we completed the disposal of certain assets within our Ag and Energy segments as well as within Corporate and Other resulting in cash proceeds of $234.9 million and a corresponding gain of $131.8 million. The cash proceeds were used to optimize our debt levels by reducing our need for incremental debt, minimizing existing funded debt and funding a total of approximately $160 million in loan guarantees to our Brazilian operations as a result of losses caused by a trading partner of ours in Brazil entering into bankruptcy-like proceedings under Brazilian law.

On June 28, 2018, we amended an existing receivables and loans securitization facility (“Securitization Facility”) with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries sell trade accounts and notes receivable (the “Receivables”) to Cofina Funding, LLC (“Cofina”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, which is accounted for as a secured borrowing. During the period from July 2017 through the amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to Accounting Standards Codification 860, Transfers and Servicing, and the Receivables sold were derecognized from our Consolidated Balance Sheets. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility terminates on June 17, 2019, but may be extended.
The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of August 31, 2018, and 2017, the total availability under the Securitization Facility was $645.0 million and $618.0 million, respectively, of which all had been utilized.

Cash Flows

	For the Years Ended August 31,			2018 vs. 2017		2017 vs. 2016
	2018	(As Restated) 2017	(As Restated) 2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,072,068	$919,118	$1,260,554	$152,950	16.6%	$(341,436)	(27.1)%
Net cash provided by (used in) investing activities	(79,524)	(405,041)	(3,746,971)	325,517	80.4%	3,341,930	89.2%
Net cash provided by (used in) financing activities	(732,170)	(618,258)	1,814,196	(113,912)	(18.4)%	(2,432,454)	(134.1)%
Effect of exchange rate changes on cash and cash equivalents	8,864	(4,713)	(5,223)	13,577	288.1%	510	9.8%
Net increase (decrease) in cash and cash equivalents	$269,238	$(108,894)	$(677,444)	$378,132	347.2%	$568,550	83.9%

Fiscal Year 2018 Compared to Fiscal Year 2017

The $153.0 million increase in cash provided by operating activities reflects cash generated through working capital efficiencies, including improvements in inventory positions and collection efforts for accounts and notes receivable. Net cash provided by operating activities was also higher for the year due to higher net income, including adjustments for non-cash items.

The $325.5 million increase in cash from investing activities for fiscal 2018 reflects the following:

•
Proceeds of $234.9 million from the sale of certain North American businesses/assets primarily during the three months ended May 31, 2018, in our Ag and Energy segments and our insurance business reported in Corporate and Other. The proceeds received were partially used to reduce long-term debt.

•
Proceeds of $91.2 million from the sale of property, plant, and equipment, including $54.7 million related to the sale of our corporate office building in Inver Grove Heights, Minnesota in the first quarter of fiscal 2018 which was subsequently leased back to us. The proceeds received were used to reduce our long-term debt.

Cash from financing activities for fiscal 2018 decreased $113.9 million, primarily due to the following:

•	Increased payments, net of borrowings, on lines of credit and long-term borrowings as part of our focus to manage financial leverage and liquidity optimization.

•	The decrease above was partially offset by the authorization to not distribute cash patronage during the fiscal year.

Fiscal Year 2017 Compared to Fiscal Year 2016

Cash from operating activities for fiscal 2017 decreased $341.4 million, primarily due to the following:

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

•
The decrease above was partially offset by reduced payments of cash patronage in fiscal 2017 and the final contingent payment of the noncontrolling interest in CHS McPherson Refinery Inc. ("CHS McPherson") made in fiscal 2016.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities, to fund capital expenditures, major repairs, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2019:

•
Capital expenditures. We expect total capital expenditures for fiscal 2019 to be approximately $515.0 million, compared to capital expenditures of $355.4 million in fiscal 2018. Included in that amount for fiscal 2019 is approximately $151.0 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas refineries.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") which typically occur for a five-to-six-week period every 2-4 years. Our McPherson, Kansas refinery has planned maintenance scheduled for fiscal 2019 for approximately $177.0 million. We paid $80.5 million for major repairs, primarily at our Laurel, Montana refinery in fiscal 2018.

•
Debt and interest. We expect to repay approximately $168 million of long-term debt and capital lease obligations and incur interest payments related to long-term debt of approximately $83.0 million during fiscal 2019.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at August 31, 2018. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2019.

•	Patronage. Our Board of Directors authorized approximately $75.0 million of our fiscal 2018 patronage sourced earnings to be paid to our member owners during fiscal 2019.

•
Equity redemptions. We expect total redemptions of approximately $79.0 million to be distributed in fiscal 2019 and to be in the form of redemptions of qualified and non-qualified equity owned by individual producer members and associations. This amount includes approximately $4.0 million of authorized redemptions from fiscal 2018 to be paid in fiscal 2019.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of August 31, 2018, and 2017:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding		Interest Rates
		2018	2018	2017
		(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$—	$480,000	LIBOR or Base Rate +0.00% to 1.45%
Uncommitted Bilateral Facilities	2019	515,000	515,000	350,000	LIBOR or Base Rate +0.00% to 1.20%
In addition to our primary revolving lines of credit, we have a three-year $315.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2020, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of August 31, 2018, the outstanding balance under the facility was $181.1 million.
As of August 31, 2018, in addition to our uncommitted bilateral facilities above, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $454.1 million outstanding. In addition, our other international subsidiaries had total lines of credit outstanding of $279.4 million as of August 31, 2018, of which $40.5 million was collateralized.

On August 31, 2018, and 2017, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, in the amount of $1.4 billion and $1.7 billion, respectively.

Long-term Debt Financing
The following table presents summarized long-term debt data for the years ended August 31, 2018, and 2017.

	For the Years Ended August 31,
	2018	2017
	(Dollars in thousands)
Private placement debt	$1,510,547	$1,643,886
Bank financing	366,000	445,000
Capital lease obligations	25,280	33,075
Other notes and contract payable	32,607	62,652
Deferred financing costs	(4,179)	(4,820)
	$1,930,255	$2,179,793
Long-term debt outstanding as of August 31, 2018, has aggregate maturities, excluding fair value adjustments and capital leases, as follows:

(Dollars in thousands)
2019	$162,846
2020	30,671
2021	182,472
2022	65
2023	282,065
Thereafter	1,260,570
$1,918,689
See Note 8, Notes Payable and Long-Term Debt, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.
CHS Capital Financing
For a description of the Securitization Facility, see above in Fiscal 2018 and 2017 activity.
CHS Capital has available credit under master participation agreements with several counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.22% to 3.72% as of August 31, 2018. As of August 31, 2018, the total funding commitment under these agreements was $36.0 million, of which $6.3 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial ("ProPartners") on a recourse basis. The total outstanding commitments under the program were $180.9 million as of August 31, 2018, of which $98.3 million was borrowed under these commitments with an interest rate of 3.22%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 1.40% as of August 31, 2018, and are due upon demand. Borrowings under these notes totaled $69.3 million as of August 31, 2018.

Covenants
Our long-term debt is unsecured; however, restrictive covenants under various debt agreements require the maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2018. Based on our current 2019 projections, we expect continued covenant compliance.
In September 2015, we amended all outstanding private placement notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During both fiscal 2018 and 2017, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.

Patronage and Equity Redemptions
In accordance with our bylaws and upon approval by our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. For the year ended August 31, 2018, our Board of Directors authorized distributions of $420.3 million, with qualified cash distributions of $75.0 million and non-qualified equity distributions of $345.3 million. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified distributions, with no cash patronage. For the years ended August 31, 2016, and 2015, the cash portion of the qualified distributions was deemed by our Board of Directors to be 40%.
The following table presents estimated patronage data for the year ending August 31, 2019, and actual patronage data for the years ended August 31, 2018, 2017, and 2016:

	2019	2018	2017	2016
	(Dollars in millions)
Patronage Distributed in Cash	$75.0	$—	$103.9	$251.7
Patronage Distributed in Equity	345.3	128.8	153.6	375.5
Total Patronage Distributed	$420.3	$128.8	$257.5	$627.2

In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2018, that will be distributed in fiscal 2019, to be approximately $75.0 million. These redemptions are classified as a current liability on the August 31, 2018, Consolidated Balance Sheet.

Other Financing
On March 30, 2017, we issued 695,390 shares of Class B Series 1 Preferred Stock to redeem approximately $20.0 million of qualified equity certificates to eligible owners. Each share of Class B Series 1 Preferred Stock was issued in redemption of $28.74 of qualified equity certificates.
See Note 10, Equities, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K for a summary of our outstanding preferred stock as of August 31, 2018, each series of which is listed on the Global Select Market of NASDAQ.

Off Balance Sheet Financing Arrangements

Guarantees:

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $122.3 million were outstanding on August 31, 2018. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of August 31, 2018.

Operating leases:

Future minimum lease payments required under noncancelable operating leases as of August 31, 2018, were $352.1 million.

Debt:

There is no material off balance sheet debt.

Receivables Securitization Facility and Loan Participations:

During fiscal 2018, we engaged in off-balance sheet arrangements through our Securitization Facility and certain loan participation agreements. In the fourth fiscal quarter of 2018, we amended the Securitization Facility so that the transfer of Receivables is accounted for as a secured borrowing. Refer to further details about these arrangements in Note 2, Receivables, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K.

Contractual Obligations

We had certain contractual obligations at August 31, 2018, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (1)	$1,918,689	$162,846	$213,143	$282,130	$1,260,570
Interest payments (2)	641,173	83,030	151,430	134,066	272,647
Capital lease obligations (3)	28,593	4,845	8,792	7,020	7,936
Operating lease obligations	352,062	103,800	92,081	52,381	103,800
Purchase obligations (4)	8,719,832	7,331,773	541,845	262,572	583,642
Other liabilities (5)	519,289	16,443	44,967	19,120	438,759
Total obligations	$12,179,638	$7,702,737	$1,052,258	$757,289	$2,667,354
_______________________________________

(1)	Excludes fair value adjustments to the long-term debt reported on our Consolidated Balance Sheet at August 31, 2018, resulting from fair value interest rate swaps and the related hedge accounting.

(2)	Based on interest rates and long-term debt balances at August 31, 2018.

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

(5)
Other liabilities include the long-term portion of deferred compensation, deferred tax liabilities and contractual redemptions. Of the total other liabilities and deferred tax liabilities of $519.3 million on our Consolidated Balance Sheet at August 31, 2018, the timing of the payments of $424.5 million of such liabilities cannot be determined.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires the use of estimates as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe that the following significant accounting policies may involve a higher degree of estimates, judgments and complexity.

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

Deferred Tax Assets and Uncertain Tax Positions

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all, or part of, our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of tax credits, some of which were passed to us from CHS McPherson (formerly known as National Cooperative Refinery Association), related to refinery upgrades that enable us to produce ultra-low sulfur fuels. Our tax credit carryforwards are available to offset future federal and state tax liabilities with the tax credits becoming unavailable to us if not used by their expiration date. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, these loss carryforwards will expire.

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

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a significant effect on our operations during the three years ended August 31, 2018, since we conduct a significant portion of our business in U.S. dollars.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

When we enter into a commodity purchase or sales commitment, we incur risks related to price changes and performance including delivery, quality, quantity and shipment period. In the event that market prices decrease, we are exposed to risk of loss for the market value of inventory and purchase contracts with a fixed or partially fixed price. Conversely, we are exposed to risk of loss on our fixed or partially fixed price sales contracts in the event that market prices increase.

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
Our policy is to manage our commodity price risk exposure according to internal polices and in alignment with our tolerance for risk. It is our policy that our profitability should come from operations, primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net position limits. These limits are defined for each commodity and business unit, and may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate compliance team, with day to day monitoring procedures managed within each individual business unit to ensure any limits overage is explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed, at least annually, with our senior leadership and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions.
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
A 10% adverse change in market prices would not materially affect our results of operations, since we use commodity futures and forward contracts as economic hedges of price risk, and since our operations have effective economic hedging requirements as a general business practice.

INTEREST RATE RISK

Debt used to finance inventories and receivables is represented by short-term notes payable, so that our blended interest rate for all such notes approximates current market rates. We have outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective is to offset changes in the fair value of the debt associated with the risk of variability in the 3-month U.S. Dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective. During fiscal 2018, we recorded offsetting fair value adjustments of $18.7 million, with no ineffectiveness recorded in earnings.
In fiscal 2015, we entered into forward-starting interest rate swaps with an aggregate notional amount of $300.0 million designated as cash flow hedges of the expected variability of future interest payments on our anticipated issuance of fixed-rate debt. During the first quarter of fiscal 2016, we determined that certain of the anticipated debt issuances would be delayed, and we consequently recorded an immaterial amount of losses on the ineffective portion of the related swaps in earnings. Additionally, we paid $6.4 million in cash to settle two of the interest rate swaps upon their scheduled termination dates. During the second quarter of fiscal 2016, we settled two additional interest rate swaps, paying $5.3 million in cash upon their scheduled termination. In January 2016, we issued the fixed-rate debt associated with these swaps and will amortize the amounts which were previously deferred to other comprehensive income into earnings over the life of the debt. The amounts to be included in earnings are not expected to be material during any 12-month period. During the third quarter of fiscal 2016, we settled the remaining two interest rate swaps, paying $5.1 million in cash upon their scheduled termination. We did not issue additional fixed-rate debt as previously planned, and we reclassified all amounts previously recorded to other comprehensive income into earnings.

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

Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value Asset (Liability)
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$1,437,264	$—	$—	$—	$—	$—	$1,437,264	$(1,437,264)
Average interest rate	3.5%	—	—	—	—	—	3.5%	—
Variable rate CHS Capital short-term notes payable	$834,932	$—	$—	$—	$—	$—	$834,932	$(834,932)
Average interest rate	2.8%	—	—	—	—	—	2.8%	—
Fixed rate long-term debt	$162,846	$30,671	$182,472	$65	$282,065	$894,570	$1,552,689	$(1,505,652)
Average interest rate	4.2%	4.4%	4.5%	5.1%	4.5%	4.6%	4.0%	—
Variable rate long-term debt	$—	$—	$—	$—	$—	$366,000	$366,000	$(335,927)
Average interest rate (a)	—	—	—	—	—	range	range	—
Interest Rate Derivatives:
Fixed to variable long-term debt interest rate swaps	$130,000	$—	$160,000	$—	$—	$205,000	$495,000	$(9,452)
Average pay rate (b)	range	—	range	—	—	range	range	—
Average receive rate (c)	range	—	range	—	—	range	range	—
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

(b)	Seven swaps with notional amount of $495.0 million with fixed rates from 4.08% to 4.67%.

(c)	Average three-month U.S. Dollar LIBOR plus spreads ranging from 2.009% to 2.74%.

FOREIGN CURRENCY RISK

We were exposed to risk regarding foreign currency fluctuations during fiscal 2018 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $988.8 million and $776.7 million as of August 31, 2018, and 2017, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K. Supplementary financial information required by Item 302 of Regulation S-K promulgated by the SEC for each quarter during the years ended August 31, 2018, and 2017, is presented below. As described in the "Explanatory Note" at the beginning of this Annual Report on Form 10-K and Note 2, Restatement of Previously Issued Consolidated Financial Statements of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K, unaudited interim financial information for the annual and quarterly periods ended November 30, 2016 and 2017, February 28, 2017 and 2018, May 31, 2017 and 2018, and August 31, 2017, has been restated. Refer to Note 18, Quarterly Financial Information (Unaudited) of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K for details related to the categories of misstatements and the impact on the unaudited interim financial information.

	For the Three Months Ended
	August 31, 2018	(As Restated) May 31, 2018	(As Restated) February 28, 2018	(As Restated) November 30, 2017
	(Unaudited) (Dollars in thousands)
Revenues	$8,583,982	$9,087,328	$6,980,153	$8,031,884
Gross profit	391,362	245,967	135,304	320,827
Income (loss) before income taxes	248,332	236,839	(21,729)	207,788
Net income (loss)	240,545	181,620	165,959	187,182
Net income (loss) attributable to CHS Inc.	240,447	181,807	166,007	187,646

	For the Three Months Ended
	(As Restated) August 31, 2017	(As Restated) May 31, 2017	(As Restated) February 28, 2017	(As Restated) November 30, 2016
	(Unaudited) (Dollars in thousands)
Revenues	$7,996,339	$8,638,410	$7,400,773	$8,001,904
Gross profit	91,626	221,146	235,508	346,380
Income (loss) before income taxes	(109,088)	(238,612)	18,302	219,232
Net income (loss)	(74,327)	(72,488)	14,617	203,156
Net income (loss) attributable to CHS Inc.	(74,450)	(71,533)	14,211	203,364

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements:

As described in the "Explanatory Note" at the beginning of this Annual Report on Form 10-K, on October 22, 2018, the Audit Committee of our Board of Directors, after considering the recommendations of management, concluded that our audited consolidated financial statements for the years ended August 31, 2017, 2016, and 2015, included in our 2017 Annual Report, and our unaudited consolidated financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, and May 31, 2018 and 2017, included in our 2018 Quarterly Reports, should no longer be relied upon due to misstatements, and that we would restate such financial statements to make the necessary accounting corrections. This Annual Report on Form 10-K includes consolidated financial statements for the years ended August 31, 2016, 2018, and 2017, as well as relevant unaudited interim financial information for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2018 and 2017. The consolidated financial statements for the years ended August 31, 2017 and 2016, selected financial data (Item 6. "Selected Financial Data") for the years ended August 31, 2015 and 2014, and relevant unaudited interim financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2017, included within this Annual Report on Form 10-K, have been restated.

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of August 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of August 31, 2018, we did not maintain effective internal control over financial reporting due to the fact that there are material weaknesses in our internal control over financial reporting, as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in our internal control over financial reporting as of August 31, 2018:

We did not design and consistently maintain effective monitoring controls related to the design and operating effectiveness of our internal controls. Specifically, we did not implement and reinforce an adequate process for monitoring the proper functioning of internal control to verify that our accounting policies and procedures are consistently and adequately being performed, as relevant, by a sufficient number of resources with the appropriate knowledge and training. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the review of journal entries and account reconciliations in our Grain Marketing operations. Specifically, we did not design and maintain effective controls to ensure that journal entries and account reconciliations were (i) properly prepared with sufficient supporting documentation or (ii) reviewed and approved to ensure the accuracy and completeness of the resulting journal entries.

•
We did not design and maintain effective internal controls over the accounting for intercompany transactions. Specifically, we did not design and maintain effective controls to ensure intercompany transactions are completely and accurately identified, reconciled, evaluated and eliminated.

•
We did not design and maintain effective controls over the accounting for freight contracts in our Grain Marketing operations. Specifically, we did not design and maintain effective controls to verify (i) the review over the accounting for freight contracts was being performed by the appropriate individuals, with the requisite level of knowledge, training and skill, to ensure freight contracts met the criteria to be accounted for as a derivative or (ii) the accuracy, existence and valuation of freight contracts.

These material weaknesses resulted in the restatement of the Company's consolidated financial statements for the fiscal year 2016 and 2017, restatement of each of the interim periods in the fiscal years 2017 and 2018 and the misstatements in fiscal year 2018.

We also did not design and maintain effective controls over certain information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain sufficient (i) testing and approval controls for program development to ensure the implementation of a new ERP system was aligned with business and IT requirements, or (ii) user access controls to ensure appropriate segregation of duties, or that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate personnel. These control deficiencies resulted in misstatements to the Inventory and Cost of Goods Sold accounts and related disclosures for the third quarter of fiscal 2018. Additionally, the deficiencies, when aggregated, could impact the maintenance of effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Additionally, each of the above material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Plan and Status:

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting. We continue to actively plan for and implement additional control procedures, including (i) redesigning and/or enhancing control activities related to preparation and review of account reconciliations and journal entries related to our Grain Marketing Operations; (ii) redesigning and implementing control activities related to intercompany transactions; (iii) instituting additional training programs for our finance, accounting, operations, IT and other necessary personnel; (iv) evaluating the quality of and sufficiency of our finance, accounting and other internal control personnel and resources; (v) establishing the appropriate roles and responsibilities within our organization to improve our knowledge and expertise over internal control over financial reporting; (vi) implementing IT project testing oversight and management; and (vii) evaluating the manual and automated IT control environment surrounding critical enterprise resource planning systems, including the new ERP system.

We believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting:

We are in the process of implementing an ERP system. The ERP system is expected to take several years to fully implement and has and will continue to require significant capital and human resources to deploy. The implementation of the ERP system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) and management has taken steps to ensure that appropriate controls are designed and implemented as the ERP system is deployed.

Other than as described in the paragraph above, during our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The table below provides certain information regarding each of our directors, as of August 31, 2018.

Name	Age	Director Region	Director Since
Donald Anthony	68	8	2006
Clinton J. Blew	41	8	2010
Dennis Carlson	57	3	2001
Scott Cordes	57	1	2017
Jon Erickson	58	3	2011
Mark Farrell	59	5	2016
Steve Fritel	63	3	2003
Alan Holm	58	1	2013
David Johnsrud	64	1	2012
Tracy Jones	55	5	2017
David Kayser	59	4	2006
Russ Kehl	43	6	2017
Randy Knecht	68	4	2001
Edward Malesich	65	2	2011
Perry Meyer	64	1	2014
Steve Riegel	66	8	2006
Daniel Schurr	53	7	2006

As a cooperative, members of our Board of Directors are nominated and elected by our members as required by our bylaws. As described below under “Director Elections and Voting,” to ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. Neither management nor the incumbent directors have any control over the nominating process for directors. As described below under “Director Elections and Voting,” to be eligible for service as a director, a nominee must, among other things, (i) be an active farmer or rancher, (ii) be a Class A Individual Member of CHS or a member of a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. In general, our directors operate large commercial agricultural enterprises, which require expertise in all areas of management, including financial oversight. They also have experience serving on local cooperative association boards and participate in a variety of agricultural and community organizations. Our directors complete the National Association of Corporate Directors Comprehensive Director Professionalism course and earn the Certificate of Director Education.

Donald Anthony has been a member of the CHS Board of Directors since 2006. He serves on the Corporate Risk and Government Relations committees. He holds a bachelor’s degree in agricultural economics from the University of Nebraska. Mr. Anthony’s principal occupation has been farming for more than five years, and he raises corn, soybeans and alfalfa near Lexington, Nebraska.

Clinton J. Blew, first vice chairman, has been a member of the CHS Board of Directors since 2010. Since 2017, Mr. Blew has served as first vice chairman of the Executive Committee of the Board. He serves on the Audit and Corporate Risk committees. He is a member of the board of directors of Mid Kansas Coop ("MKC"), Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, Kansas Livestock Association, Texas Cattle Feeders Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson Community College. Mr. Blew’s principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in south-central Kansas.

Dennis Carlson has been a member of the CHS Board of Directors since 2001. He serves as chairman of the Capital Committee and as a member of the Governance Committee. Mr. Carlson’s principal occupation has been farming for more than five years, and he raises wheat, sunflowers and soybeans near Mandan, North Dakota.

Scott Cordes has been a member of the CHS Board of Directors since 2017. He serves on the Government Relations and Corporate Risk committees. He serves as a director and past chairman of Security State Bank of Wanamingo (Minnesota). He also served as director of the Minneapolis Grain Exchange and National Futures Association. He holds a bachelor’s degree in agricultural economics from the University of Minnesota. Mr. Cordes’ principal occupation has been farming for more than two years. In 1995, he joined CHS and most recently served as the president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS Inc., until 2016. He operates a corn and soybean farm near Wanamingo, Minnesota.

Jon Erickson, second vice chairman, has been a member of the CHS Board of Directors since 2011. Since 2017, he has been second vice chairman of the Executive Committee of the Board. He is a member of the Audit and Capital committees. He is a member of the North Dakota Farmers Union and North Dakota Stockmen’s Association. He holds a bachelor’s degree in agricultural economics from North Dakota State University. Mr. Erickson’s principal occupation has been farming for more than five years, and he raises grains and oilseeds and operates a commercial Hereford-Angus cow-calf business near Minot, North Dakota.

Mark Farrell has been a member of the CHS Board of Directors since 2016. He serves as vice chairman of the CHS Foundation Board of Trustees and as a member of the Audit Committee. He graduated from the University of Wisconsin-Madison Agricultural & Life Sciences Farm & Industry Short Course. Mr. Farrell’s principal occupation has been farming for more than five years. He raises corn, soybeans and wheat in Dane County, Wisconsin.

Steve Fritel has been a member of the CHS Board of Directors since 2003. He serves as vice chairman of the Corporate Risk Committee and as a member of the Audit Committee. He earned an associate’s degree from North Dakota State College of Science. Mr. Fritel’s principal occupation has been farming for more than five years. He raises spring wheat, soybeans, edible beans, corn and canola near Rugby, North Dakota. He also runs a family business providing on-farm grain storage equipment.

Alan Holm has been a member of the CHS Board of Directors since 2013. He is chairman of the Corporate Risk Committee and vice chairman of the Government Relations Committee. He also serves on the board for Citizens Bank Minnesota. Mr. Holm holds an associate’s degree in machine tool technology from Mankato Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and operates a cow-calf herd near Sleepy Eye, Minnesota.

David Johnsrud, secretary-treasurer, has been a member of the CHS Board of Directors since 2012. Since 2017, he has been secretary-treasurer of the Executive Committee of the Board. He serves as a member of the Capital and Governance committees. He also serves as a member of the board for the Cooperative Network. Mr. Johnsrud’s principal occupation has been farming for more than five years, and he raises corn and soybeans near Starbuck, Minnesota.

Tracy Jones has been a member of the CHS Board of Directors since 2017. He serves on the Governance Committee and the CHS Foundation Board of Trustees. He is a board member of CHS Elburn (Illinois) and has been its board chairman since 2011. Mr. Jones’ primary occupation has been farming for more than five years. He operates a fourth-generation family farm near Kirkland, Illinois, that raises corn, soybeans and wheat and feeds cattle.

David Kayser has been a member of the CHS Board of Directors since 2006. He is chairman of the CHS Foundation Board of Trustees and vice chairman of the Audit Committee. Mr. Kayser is a member of the Mitchell Technical Institute Foundation Board. Mr. Kayser’s principal occupation has been farming for more than five years. He raises corn, soybeans and hay near Alexandria, South Dakota, and operates a cow-calf and feeder-calf business.

Russ Kehl has been a member of the CHS Board of Directors since 2017. He serves on the Governance and Capital committees. He previously served as a director of CHS SunBasin Growers and vice chairman of the Columbia Basin Seed Association. Mr. Kehl’s primary occupation has been farming for more than five years. He and his wife operate a farm near Quincy, Washington, that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns a dry bean processing facility, runs a custom farming business, and owns and operates a trucking and logistics company.

Randy Knecht has been a member of the CHS Board of Directors since 2001. He is chairman of the Government Relations Committee and vice chairman of the Capital Committee. He holds a bachelor’s degree in agriculture from South Dakota State University. Mr. Knecht’s principal occupation has been farming for more than five years, and he operates a diversified family farm operation near Houghton, South Dakota, raising corn, soybeans, alfalfa and beef cattle.

Edward Malesich has been a member of the CHS Board of Directors since 2011. He chairs the Governance Committee and serves on the Capital Committee. He is a member of Montana Stock Growers Association, Montana Grain Growers Association, Montana Farm Bureau Federation, Montana Farmers Union and Montana Council of Co-ops. He holds a bachelor’s degree in agricultural production from Montana State University. Mr. Malesich’s principal occupation has been farming for more than five years, and he raises Angus cattle, wheat, malt barley and hay near Dillon, Montana.

Perry Meyer has been a member of the CHS Board of Directors since 2014. He is chairman of the Audit Committee and serves on the Corporate Risk Committee. He serves as director of Heartland Corn Products Cooperative and is a member of United Farmers Co-op, Central Region Cooperative, Minnesota Farm Bureau, Minnesota and Nicollet County corn growers associations, and Minnesota Pork Producers Association. He serves as a director of Steamboat Pork Cooperative, chairman of NU-Telecom Board and director of Minnesota Valley Lutheran School Foundation. He holds an agricultural mechanics degree from Alexandria (Minnesota) Technical School. Mr. Meyer’s principal occupation has been farming for more than five years, and he operates a family farm, raising corn, soybean and hogs near New Ulm, Minnesota.

Steve Riegel, assistant secretary-treasurer, has been a member of the CHS Board of Directors since 2006. He serves as the assistant secretary-treasurer of the Executive Committee of the Board. He is vice chairman of the Governance Committee and serves on the CHS Foundation Board of Trustees. He serves as advisory director of Bucklin (Kansas) National Bank. He attended Fort Hays (Kansas) State University, majoring in agriculture, business and animal science. Mr. Riegel’s principal occupation has been farming for more than five years, and he raises irrigated corn, soybeans, alfalfa, dryland wheat and milo near Ford, Kansas.

Daniel Schurr, chairman, has been a member of the CHS Board of Directors since 2006. Since 2017, Mr. Schurr has served as chairman of the Executive Committee of the Board. He serves on the Blackhawk Bank and Trust board and audit and loan committees and on the Silos and Smokestacks National Heritage Area board. He holds a bachelor’s degree in agricultural business with a minor in economics from Iowa State University. Mr. Schurr’s principal occupation has been farming for more than five years. He raises corn and soybeans near LeClaire, Iowa, and operates a commercial trucking business.

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

The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office:

•	The individual must be a Class A Individual Member of CHS or a member of a Cooperative Association Member.

•	The individual must reside in the region from which he or she is to be elected.

•
The individual must be an active farmer or rancher. “Active farmer or rancher” means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of ours or of a Cooperative Association Member.

The following positions on the Board of Directors will be up for re-election at the 2018 Annual Meeting of Members:

Region	Current Incumbent
Region 1 (Minnesota)	David Johnsrud
Region 3 (North Dakota)	Steve Fritel
Region 4 (South Dakota)	David Kayser
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Washington, Utah)	Russ Kehl
Region 8 (Colorado, Nebraska, Kansas, New Mexico, Oklahoma, Texas)	Open Seat
_______________________________________

Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred stockholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are Class A or Class C Members of CHS.

EXECUTIVE OFFICERS

The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2018.

Name	Age	Position
Jay Debertin	58	President and Chief Executive Officer
Richard Dusek	54	Executive Vice President, Country Operations
Darin Hunhoff	48	Executive Vice President, Energy and Foods
Timothy Skidmore	57	Executive Vice President and Chief Financial Officer
James Zappa	54	Executive Vice President and General Counsel
David Black	52	Senior Vice President, Enterprise Strategy
John Griffith	49	Senior Vice President, Global Grain and Renewable Fuels
Gary Halvorson	45	Senior Vice President, Agronomy

Jay Debertin has been President and Chief Executive Officer for CHS since May 2017. He leads the CHS strategic leadership team in strengthening the company by advancing operational excellence, accelerating its focus on results and delivering products and services that help the cooperative’s owners grow. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named Vice President, Crude Oil Supply, in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was Executive Vice President and Chief Operating Officer for Processing at CHS. From 2010 to 2017, he served as Executive Vice President and Chief Operating Officer of Energy and Foods where he led energy, transportation and processing and food ingredients at CHS. Mr. Debertin serves as board chairman for Ventura Foods. He earned a bachelor’s degree in economics from the University of North Dakota and a Master of Business Administration degree from the University of Wisconsin - Madison.

Richard Dusek has been Executive Vice President, Country Operations, for CHS since November 2017. He is responsible for the division delivering agricultural inputs, energy products, grain marketing, animal nutrition and other farm supplies to producers through retail businesses in 16 states. Mr. Dusek serves on the board of directors for The Fertilizer Institute. He joined CHS 30 years ago as a wheat trader. He has also been the director of merchandising, vice president of grain marketing and vice president of CHS agronomy. He earned a bachelor’s degree in agricultural economics from North Dakota State University and completed the Harvard Business School Advanced Management Program.

Darin Hunhoff has been Executive Vice President, Energy and Foods, for CHS since May 2017. He leads CHS energy operations, including refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation. He also leads CHS Processing and Food Ingredients, which includes canola and soybean processing plants. In addition, he oversees the CHS Aligned Solutions group which provides strategic business advisory services to cooperatives. Mr. Hunhoff serves on the board of directors for Ardent Mills. He joined CHS more than 25 years ago as a petroleum specialist. He has also been chief strategy officer for CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels. He earned a bachelor’s degree in marketing and business management from Southwest Minnesota State University in Marshall, Minnesota.

Timothy Skidmore has been Executive Vice President and Chief Financial Officer since joining CHS in August 2013. He is responsible for accounting, credit and finance activities across CHS. Mr. Skidmore chairs the CHS Retirement Plan Committee and serves as a trustee for the Science Museum of Minnesota, where he serves on the Audit and Finance Committee. He also serves as a founding member of World 50’s Finance Officer community, a peer forum for top finance executives. Before joining CHS, he served as Vice President of finance and strategy for Campbell North America. He joined Campbell as assistant treasurer in 2001 and held numerous leadership positions, including various business unit chief financial officer roles. Prior to that, Mr. Skidmore spent 15 years at DuPont Co., holding a variety of financial leadership positions. He holds a bachelor's degree in risk management from the University of Georgia and a Master of Business Administration in finance from Widener University, Chester, Pennsylvania.

James Zappa has been Executive Vice President and General Counsel for CHS since April 2015. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance, corporate compliance, federal securities reporting and compliance, and disclosure and investor communications. Mr. Zappa also serves as a director for Ventura Foods, LLC and oversees enterprise sustainability initiatives, and the CHS Foundation and Corporate Giving functions. He previously worked at 3M Company for 15 years in various legal and leadership roles including Vice President, Associate General Counsel and Chief Compliance Officer, and Vice President, Associate General Counsel, International Operations. Prior to joining 3M, he worked for UnitedHealth Group and for the law firm Dorsey & Whitney. He earned a juris doctor degree from the University of Minnesota Law School, a Master’s degree in communication arts and sciences from the University of Southern California, and a bachelor’s degree from Drake University.

David Black has been Senior Vice President, Enterprise Strategy, for CHS since April 2018. He leads enterprise strategy, CHS global information technology, marketing and communications, and facilities. He is responsible for the strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide. He also serves as a director for Ventura Foods. He joined CHS four years ago. He previously worked at Monsanto Company where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC. Mr. Black earned a bachelor’s degree in computer science from Tarkio College in Tarkio, Missouri.

John Griffith has been Senior Vice President, Global Grain and Renewable Fuels for CHS since April 2018. He leads CHS global grain marketing operations and renewable fuels trading, supply chain management and risk management, including freight, currency, execution and trade finance. Mr. Griffith serves on the Minneapolis Grain Exchange and the North American Export Grain Association boards. He also serves as the board chairman for CHS Hedging, a commodities brokerage subsidiary of CHS Inc. He worked for CHS early in his career as a grain merchandiser, and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within grain marketing including vice president grain marketing North America. He earned a bachelor’s degree from St. John’s University in Collegeville, Minnesota, and a Master of Business Administration degree from Rockhurst University in Kansas City, Missouri.

Gary Halvorson has been Senior Vice President, Agronomy for CHS since April 2018. He leads CHS agronomy, including all commodity and specialty fertilizers to seed, crop protection and precision ag technology and services. Mr. Halvorson serves on the Agricultural Retailers Association board of directors, the National FFA Sponsors board and represents CHS on the United Prairie board of directors. He joined CHS nearly 20 years ago and held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply of CHS County Operations. He earned a bachelor’s degree in business from Concordia University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of any class of our preferred stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto furnished to us during, and reports on Form 5 and amendments thereto furnished to us with respect to, the fiscal year ended August 31, 2018, and based further upon written representations received by us with respect to the need to file reports on Form 5, no individuals filed late reports required by Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC. This code of ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is part of our broader CHS Global Code of Conduct Policy, which is posted on our website. The Internet address for our website is http://www.chsinc.com and the CHS Global Code of Conduct Policy may be found on the "Compliance" web page, which can be accessed from the "Governance & Compliance" web page, which can be accessed from the "Our Company" web page, which can be accessed from our main web page. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on the "Compliance" web page of our website. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the SEC.

AUDIT COMMITTEE MATTERS

The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Mr. Blew, Mr. Erickson, Mr. Farrell, Mr. Fritel, Mr. Kayser and Mr. Meyer (chairman), each of whom is an independent director. The Audit Committee has oversight responsibility to our owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

We do not believe that any member of the Audit Committee of the Board of Directors is an "audit committee financial expert” as defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder. As a cooperative, members of our Board of Directors are nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The Voting Members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must among other things, (i) be an active farmer or rancher, (ii) be a Class A Individual Member of CHS or a member of a Cooperative Association Member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director will be an "audit committee financial expert.” However, many of our directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairmen of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers (our "Named Executive Officers") for fiscal 2018, which ran from September 1, 2017, through August 31, 2018:

Jay Debertin	President and Chief Executive Officer
Timothy Skidmore	Executive Vice President and Chief Financial Officer
Darin Hunhoff	Executive Vice President, Energy and Foods
James Zappa	Executive Vice President and General Counsel
Richard Dusek	Executive Vice President, Country Operations
Shirley Cunningham	Former Executive Vice President, Ag Business and Enterprise Strategy

Changes to our Named Executive Officers during fiscal 2018 included the addition of Richard Dusek, our Executive Vice President, Country Operations. Shirley Cunningham, our former Executive Vice President, Ag Business and Enterprise Strategy, left CHS on May 4, 2018.

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

Compensation Philosophy and Objectives

The Governance Committee of our Board of Directors oversees the administration of, and the fundamental changes to, our executive compensation and benefits programs. The primary principles and objectives in compensating our executive officers include:

•
Attract and retain exceptional talent who meet our leadership expectations and are engaged and committed to the long-term success of CHS, by providing market-competitive compensation and benefit programs;

•	Align executive rewards to quantifiable annual and long-term performance goals that drive enterprise results and provide competitive returns to our member-owners;

•
Emphasize pay for performance by providing a total direct compensation mix of fixed and variable pay that is primarily weighted on annual and long-term incentives, in order to reward annual and sustained performance over the long term; and

•	Ensure compliance with government mandates and regulations.

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2019.

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

Each year, the Governance Committee of our Board of Directors reviews our executive compensation policies with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of our executive compensation programs. The Governance Committee, with input from a third-party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs, including the incentive plan goals applicable to our Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. The third-party consultant is chosen and hired directly by the Governance Committee to provide guidance regarding market competitive levels of base pay, annual variable pay and long-term incentive pay, as well as market competitive allocations between base pay, annual variable pay and long-term incentive pay for our Chief Executive Officer ("CEO"). The data is shared with our Board of Directors, which makes final decisions regarding our CEO’s base pay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and short-term compensation, other than the intention of being competitive with the external compensation market for comparable positions and being consistent with our compensation philosophy and objectives. The Governance Committee recommends to our Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards for the CEO based on performance of the Company compared to the financial targets and, as applicable, individual performance. In turn, our Board of Directors communicates this pay information to our CEO. Our CEO is not involved with the selection of the third-party consultant and does not participate in, or observe, Governance Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained below under “Components of Compensation”), with input from a third-party consultant if necessary, our CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive pay plan performance goals applicable to the other Named Executive Officers (and other employees) and communicates base and incentive compensation pay to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

Components of Compensation

Our executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze information from independent compensation surveys, which include information regarding comparable industries, markets, revenues and companies that compete with us for executive talent. The surveys used for this analysis in fiscal 2018 included a combination of the following sources: AonHewitt Total Compensation Measurement, Mercer Benchmark Database Executive Compensation Survey and Towers Watson CDB Executive Compensation Survey Report. The data extracted from these surveys includes median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys vary by industry, revenue and number of employees, and represent both public and private ownership, as well as non-profit, government and mutual organizations. Compensation paid by a comparator group of industry specific companies, which includes 16 private, public and cooperative organizations in the agronomy, energy, food and grain industries, is also considered when making compensation decisions.

The following companies comprised the 2018 comparator group:

Agrium	Cargill	Land O'Lakes
Andersons	ConAgra Foods	Monsanto
Archer Daniels Midland	Dean Foods	Mosaic
Ashland	Kinder Morgan	Valero Energy
Bunge	Koch Industries	Williams Companies
CF Industries

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

For fiscal 2018, base pay was below the market median, total cash compensation was above the market median, and total direct compensation was below the market median. The above market median total cash compensation occurred because actual earned annual variable pay awards exceeded Target performance, and total direct compensation levels were below the market median because no awards were earned under the CHS Long Term Incentive Plan (the "LTIP") for the 2016-2018 performance period.

The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial and individual performance goals
•   Provides a direct link between pay and annual business objectives
•   Pay for performance to motivate and encourage the achievement of critical business initiatives
•   Encourages proper expense control and containment

Profit Sharing	Broad-based employee short-term performance based variable pay incentive for achieving predetermined annual financial goals	• Provides a direct link between employee pay and CHS profitability
Long-Term Incentive Plans	Long-term performance based incentive for senior management to achieve predetermined triennial return on adjusted equity performance or return on invested capital goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to the broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees

The supplemental plans include non-qualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In addition, the plans allow participants to voluntarily defer receipt of a portion of their income
• These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits
Medical, dental, vision, life insurance and short-term disability benefits generally available to all full-time employees. Certain officers, including our Named Executive Officers, also are eligible for executive long-term disability benefits
• With the exception of executive long-term disability benefits, these benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
Additional Benefits	Additional benefits provided to certain officers, including our Named Executive Officers	• These benefits are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to CHS

Explanation of Ratio of Salary and Bonus to Total Compensation

The structure of our executive compensation package is focused on a suitable mix of base pay, annual variable pay and long-term incentive awards in order to encourage executive officers and employees to strive to achieve goals that benefit our member-owners’ interests over the long term, and to better align our programs with general market practices.

Fiscal 2018 Executive Compensation Mix at Target

The charts below illustrate the mix of base salary, annual variable pay at target performance (2018 Plan), and long-term incentive compensation at target performance (2016-2018 Plan) for fiscal 2018 for our CEO and the other Named Executive Officers as a group.

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

Mr. Debertin received a 2.5% base salary increase effective January 1, 2018. Our Board of Directors approved the increase in order to maintain a competitive pay position to market. Mr. Skidmore, Mr. Hunhoff, Mr. Zappa and Ms. Cunningham were also given base salary increases in fiscal 2018 to ensure their base salaries were commensurate with their responsibilities, skills, contributions and competitive pay range. Specifically, in fiscal 2018, their base salary increases were 2.5%, 6.0%, 6.2% and 2.5%, respectively. Mr. Dusek was promoted to the position of Executive Vice President, Country Operations in November 2017 and received a base pay increase of 38.7% at that time to reflect his new responsibilities compared to his previous position of Vice President, Agronomy. Mr. Dusek then received an additional 2.5% base salary increase effective January 1, 2018 to ensure that his base salary was commensurate with his responsibilities, skills, contributions and competitive pay range.

Annual Variable Pay:

Named Executive Officers are covered by the same broad-based CHS Annual Variable Pay Plan (the "Annual Variable Pay Plan" or "AVP") as other employees, and based on the plan provisions, when they retire they receive awards prorated to the period of time eligible. Each Named Executive Officer was eligible to participate in the AVP for fiscal 2018. Target AVP award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing annual variable pay awards for the achievement of predetermined goals. Target AVP award levels for fiscal 2018 increased from 70% to 115% of base salary for Named Executive Officers, excluding Mr. Debertin, to improve our competitive position to market. Our AVP program for fiscal 2018 was based on enterprise-level financial performance and specific management business objectives with actual payout dependent on CHS achieving pre-determined enterprise-level financial performance targets and non-financial individual performance goals. The financial performance components included Return on Invested Capital ("ROIC") and Return on Assets ("ROA") targets for CHS at the enterprise level. The threshold, target and maximum ROIC and ROA targets for fiscal 2018 are set forth in the table below. The management business objectives include individual performance against specific goals such as business profitability, strategic initiatives and talent development. In conjunction with the annual performance appraisal process for our CEO, our Board of Directors reviews the individual non-financial goals, and in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for our CEO. Likewise, our CEO uses the same process for determining individual goal attainment for the other Named Executive Officers.

CHS financial performance goals and award opportunities under our fiscal 2018 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	CHS Company Performance Goal	Percent of Target Award
Maximum	5.7% Return on Invested Capital	6.0% Return on Assets	200%
Target	4.7% Return on Invested Capital	5.1% Return on Assets	100%
Threshold	3.7% Return on Invested Capital	4.3% Return on Assets	50%
Below Threshold	<3.7% Return on Invested Capital	<4.3% Return on Assets	0%

ROIC is a measurement of how efficiently we use capital and the level of returns on that capital, and is calculated by dividing adjusted net operating profit after tax by the sum of funded debt plus equity. We define adjusted net operating profit after tax as earnings before tax plus interest, net, and the sum is multiplied by the effective tax rate. We define funded debt as the average of the funded debt as of the end of July 2017 and 2018, respectively, and equity at the end of July 2017.

ROA is a measurement of how well we use our assets to generate earnings and maximize returns on our owner equity and assets, and is calculated by dividing adjusted operating income by net assets. We define adjusted operating income as earnings before income taxes plus interest, net, plus corporate indirect allocations. We define net assets as total assets minus working capital liabilities; where working capital liabilities means current liabilities excluding current portions of debt or financing liabilities, and is measured as of the end of July 2017.

ROIC and ROA are not defined under U.S. GAAP. Therefore, they should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

Our Board of Directors approved the ROIC and ROA performance targets for the fiscal 2018 AVP and determined our CEO’s individual goals. The weighting of our CEO’s goals for fiscal 2018 was 60% CHS total company ROIC, 10% CHS total company ROA, and 30% principal accountabilities and individual goals. Our CEO determined non-financial individual goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers for fiscal 2018 was 60% CHS total company ROIC, 10% CHS total company ROA, and 30% individual goals.

For fiscal 2018, ROIC results were 9.0% and ROA results were 7.0%.

As described in "Compensation Recovery" below, in connection with the restatement of our consolidated financial statements for the fiscal years ended August 31, 2017 and 2016, and unaudited financial information for the fiscal years ended August 31, 2015 and 2014, each of Messrs. Debertin, Skidmore, Zappa, and Dusek voluntarily requested that our Board of Directors exercise its negative discretion under applicable employment agreement provisions and/or Annual Variable Pay Plan provisions to reduce the amount the Named Executive Officer will earn under the Annual Variable Pay Plan for fiscal 2018 by an amount equal to the sum of the incentive compensation paid or awarded to the Named Executive Officer under the Annual Variable Play Plan, Profit Sharing Plan and LTIP with respect to prior fiscal years that was in excess of the incentive compensation that would have been awarded to the Named Executive Officer pursuant to such plans under the restated financial statements. Our Board of Directors accepted the Named Executive Officers’ requests and exercised such negative discretion. Specifically:

•	Mr. Debertin’s earned amount was reduced by $62,411;

•	Mr. Skidmore’s earned amount was reduced by $73,213;

•	Mr. Zappa’s earned amount was reduced by $63,410; and

•	Mr. Dusek’s earned amount was reduced by $6,213.

It was not necessary for Mr. Hunhoff to make any such voluntary request, because during any year for which excess incentive compensation was paid, he was employed in a non-senior executive leadership role in our Energy segment. Ms. Cunningham voluntarily retired from the Company during fiscal 2018. Though she is no longer employed by the Company and there is no contractual obligation that would allow us to recover such incentive compensation from her, Ms. Cunningham voluntarily agreed to permit the Company to recover the $88,451 in excess compensation earned by her during the same period of years.
Accordingly, annual variable pay awards that will be paid under the Annual Variable Pay Plan for fiscal 2018 for the Named Executive Officers are as follows:

Jay Debertin	$3,473,839
Timothy Skidmore	$1,115,086
Darin Hunhoff	$1,219,000
James Zappa	$1,086,591
Richard Dusek	$1,137,174
Shirley Cunningham	$—

For fiscal 2019, ROIC and ROA will continue to be utilized as financial metrics under the Annual Variable Pay Plan.

Profit Sharing:

Each Named Executive Officer is eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS Inc. 401(k) Plan (the "401(k) Plan") account and CHS Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") account of each Named Executive Officer. The levels of profit sharing awards vary in relation to the level of CHS ROIC achieved and are displayed in the following table:

Return On Invested Capital	Profit Sharing Award
5.7%	5%
5.2%	4%
4.7%	3%
4.2%	2%
3.7%	1%

In fiscal 2018 ROIC results were 9.0%. Accordingly, each Named Executive Officer earned a 5% award under the Profit Sharing Plan.

For fiscal 2019, the Profit Sharing Plan goals will be based on an ROIC performance metric.

Long-Term Incentive Plans:

Each Named Executive Officer is eligible to participate in our LTIP. The purpose of the LTIP is to align long-term results with long-term performance goals, encourage our Named Executive Officers to maximize long-term value for our member-owners, and retain key executives. The LTIP consists of three-year performance periods to ensure consideration is made for our long-term sustainability with a new performance period beginning every year. Our Board of Directors approves the LTIP goals.

Awards from the LTIP are contributed to the Deferred Compensation Plan after the end of each performance period. These awards vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the LTIP are designed to help us retain key executives. Participants who leave CHS prior to retirement for reasons other than death or disability forfeit all unearned and unvested LTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the LTIP rules. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations. Beginning with the fiscal 2018-2020 LTIP performance period, the target level LTIP award levels increased from 70% to 115% of base salary for Named Executive Officers, excluding Mr. Debertin, to improve our competitive position to market.

For the 3-year LTIP period ending in fiscal 2018, the LTIP performance measure was based upon our Return on Adjusted Equity ("ROAE") during the period. ROAE is a measurement of our profitability and is calculated by dividing adjusted net income (earnings) by adjusted equity. To determine the equity and earnings adjustments, we subtract preferred stock dividends (paid on beginning of the fiscal year preferred stock) from earnings, and reduce equity by the beginning of the fiscal year preferred stock on the balance sheet. Earnings are subject to one-time exclusions or inclusions in any given fiscal year. Award opportunities for the fiscal 2016-2018 LTIP are expressed as a percentage of a participant’s average base salary for the three-year performance period. We must meet a three-year period threshold level of ROAE performance in order for any participant to earn an award payout under the 2016-2018 LTIP. As indicated in the below table, the threshold, target, maximum and superior performance maximum ROAE goals for the fiscal 2016-2018 performance period were 8%, 10%, 14% and 20%, respectively.

Performance Level	CHS Three Year ROAE	Percent of Target Award
Superior Performance Maximum	20%	400%
Maximum	14%	200%
Target	10%	100%
Threshold	8%	50%
Below Threshold	<8%	0%

The actual ROAE performance for the fiscal 2016-2018 performance period was 4.03%. Because this actual performance was below the 8.0% threshold, no awards relating to the fiscal 2016-2018 performance period were earned by any of the Named Executive Officers under the LTIP.

Details for fiscal 2018 awards associated with the fiscal 2018-2020 LTIP performance period are provided in the “2018 Grants of Plan-Based Awards” table.

Beginning with the fiscal 2018-2020 performance period, the LTIP ROAE performance metric was replaced with an ROIC performance metric. ROIC will continue to be used as the LTIP performance metric for the fiscal 2019-2021 performance period.

Other Compensation:

To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that is competitive to market, in November 2017, our Board of Directors approved a retention award (the "Retention Award") for certain of our senior officers, including each of the Named Executive Officers who both were active participants in the 2015-2017 LTIP, and who were active employees on the date the award was approved. The potential award value is the percentage of base salary used for the 2015-2017 LTIP awards at the Threshold level, based on the participant’s job level as of the date the retention award was granted, and will be earned only if a participant continues active employment through January 1, 2020, or meets the limited pro ration criteria provided in the award.

Retirement Benefits:

We provide the following retirement and deferral programs to Named Executive Officers:

•	CHS Inc. Pension Plan

•	CHS Inc. 401(k) Plan

•	CHS Inc. Supplemental Executive Retirement Plan

•	CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

The CHS Inc. Pension Plan (the "Pension Plan") is a tax-qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the Pension Plan after three years of vesting service. The Pension Plan provides for a lump sum payment of the participant’s account balance once the Named Executive Officer reaches normal retirement age (or, alternatively, for a monthly annuity for the Named Executive Officer’s lifetime if elected by the Named Executive Officer). The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code.

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

Certain Named Executive Officers may have accumulated non-qualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2018, of $30.3 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2018, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Debertin, Mr. Skidmore, Mr. Zappa and Ms. Cunningham participated in the elective portion of the Deferred Compensation Plan.

Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2018, of $122.7 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health & Welfare Benefits:

Like our other employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like non-executive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer’s annual benefit elections and varies by individual.

Medical Plans

Named Executive Officers and their dependents may participate in our medical plan on the same basis as other eligible full-time employees. The plan provides each Named Executive Officer an opportunity to choose a level of coverage and coverage options with varying deductibles and co-pays in order to pay for hospitalization, physician and prescription drug expenses. The cost of this coverage is shared by us and the covered Named Executive Officer.

Dental, Vision, and Hearing Plan

Named Executive Officers and their dependents may participate in our dental, vision, and hearing plan on the same basis as other eligible full-time employees. The plan provides coverage for basic dental, vision and hearing expenses. The cost of this coverage is shared by us and the covered Named Executive Officer.

Life, AD&D and Dependent Life Insurance

Named Executive Officers and their dependents may participate in our basic life, optional life, accidental death and dismemberment ("AD&D") and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Basic life insurance equal to one times eligible compensation will be provided at our expense on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels of optional life insurance at their own expense on the same basis as other eligible full-time employees.

Short- and Long-term Disability

Named Executive Officers participate in our Short-Term Disability Plan ("STD") on the same basis as other eligible full-time employees. The Named Executive Officers also participate in an executive Long-Term Disability Plan ("LTD"). These plans replace a portion of income in the event that a Named Executive Officer is disabled under the terms of the plan and is unable to work full-time. The cost of STD and LTD coverage is paid by us.

Flexible Spending Accounts/Health Savings Accounts/Health Reimbursement Accounts

Named Executive Officers may participate in our Flexible Spending Account ("FSA"), Health Savings Account ("HSA") or Health Reimbursement Account ("HRA") on the same basis as other eligible full-time employees. The FSA and HSA provide Named Executive Officers an opportunity to pay for certain eligible medical expenses on a pretax basis. The HRA provides Named Executive Officers an opportunity to pay for certain eligible medical expenses incurred during the year on a pretax basis. Contributions to the FSA and HSA are made by the Named Executive Officer. Contributions to the HRA are made by us and are based on the medical option selected and range between $400 and $800.

Travel Assistance Program and Identity Theft Protection

Like other non-executive full-time employees, each of the Named Executive Officers is covered by our travel assistance program and identity theft protection program. The travel assistance program provides AD&D protection should a covered injury or death occur while on a business trip. The identity theft protection program provides credit monitoring and restoration services to protect against identity theft.

Additional Benefits:

Certain benefits such as executive physical and limited financial planning assistance are available to our Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us.

Compensation Recovery:

As discussed in “Annual Variable Pay” above, in connection with the restatement of our consolidated financial statements for the fiscal years ended August 31, 2017 and 2016, and unaudited financial information for the fiscal years ended August 31, 2015 and 2014, certain of the currently employed Named Executive Officers, including Mr. Debertin, voluntarily asked our Board of Directors to reduce the amount of their award under the Annual Variable Pay Plan for fiscal 2018 by an amount equal to the sum of the incentive compensation awarded to the Named Executive Officer under the Annual Variable Play Plan, Profit Sharing Plan and LTIP with respect to prior fiscal years that was in excess of the incentive compensation that would have been awarded to the Named Executive Officer pursuant to such plans under the restated financial statements. Accordingly, our Board of Directors accepted the Named Executive Officers’, including Mr. Debertin’s request and exercised such negative discretion to reduce each person's earned annual variable pay for fiscal 2018 accordingly.
In addition, other current senior executives who report directly to Mr. Debertin and current executives who during one or more fiscal years covered by the restated financial statements had management responsibilities for the Grain Marketing business unit into which the freight trading operations reported or who led the finance function of our Ag segment, each made similar voluntary requests to our Board of Directors, and our Board of Directors exercised similar negative discretion to reduce each such person's earned annual variable pay for fiscal 2018 accordingly.
We will also be asking former senior and other executives who held similar positions to the current executives who requested reductions in their fiscal 2018 annual variable pay to voluntarily agree to allow us to recover incentive compensation earned by those former executives under the Annual Variable Play Plan, Profit Sharing Plan and LTIP with respect to the relevant prior fiscal years that was in excess of what would have been earned by those executives pursuant to such plans under the restated financial statements. However, except as noted below, none of these former executives has a contractual obligation to allow us to recover such incentive compensation, and there can be no assurance that we will be able to recover all or any portion of such incentive compensation.
On May 22, 2017, we entered into a Separation Agreement with our former President and Chief Executive Officer, Carl Casale. The terms of that Separation Agreement provide that certain provisions in Mr. Casale’s prior employment agreement with us survived the termination of Mr. Casale’s employment, and, continue in effect according to their terms. Mr. Casale’s employment agreement continues to provide that in the event of a restatement of our financial results due to any material non-compliance with financial reporting requirements, if our Board of Directors determines in good faith that any compensation paid to Mr. Casale was awarded or determined based on that material noncompliance, then we are entitled to recover from him all compensation based on the erroneous financial data in excess of what would have been paid or been payable to Mr. Casale under the restatement, for a three-year period preceding the date on which we are required to prepare the accounting restatement. Our Board of Directors has determined in good faith that certain incentive compensation Mr. Casale earned under the Annual Variable Play Plan, Profit Sharing Plan and LTIP with respect to prior fiscal years within that 3-year period was based on the Company’s material non-compliance with financial reporting requirements and was in excess of the amount that Mr. Casale would have earned pursuant to such plans under the restated financial statements. Our Board of Directors determined that the amount of that excess incentive compensation was $249,034 and further determined to recover that amount from Mr. Casale.
Agreements with Named Executive Officers

On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into an employment agreement with us on that date (the "Employment Agreement").

Pursuant to the terms of the Employment Agreement, Mr. Debertin is entitled to, among other things:

•	An annual base salary of $1,150,000, subject to increase by our Board of Directors from time to time;

•
A target annual incentive compensation award of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on the achievement of performance targets set by our Board of Directors; and

•
A target long-term incentive compensation award of 150% of his average base salary during the three-year performance period applicable to that award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to that award.

The Employment Agreement provides that in the event of a restatement of our financial results due to material noncompliance with financial reporting requirements, if our Board of Directors determines in good faith that any compensation paid (or payable but not yet paid) to Mr. Debertin was awarded or determined based on that material noncompliance, then we are entitled to recover from him (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement. Given the reduction in Mr. Debertin’s annual variable pay for fiscal 2018, as described in “Compensation Recovery” above, our Board of Directors did not believe it was necessary for it to recover any additional compensation from Mr. Debertin in connection with the restated financial statements.

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

In connection with the end of Ms. Cunningham's employment on May 4, 2018, we entered into a letter agreement with Ms. Cunningham, dated March 15, 2018 (the "Letter Agreement"). The Letter Agreement, as well as the payments to which Ms. Cunningham was entitled to thereunder in connection with the end of her employment, are described below under "Post Employment".

Tax Considerations

Section 162(m) of the Internal Revenue Code ("Section 162(m)") generally limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain current and former executive officers in a taxable year. However, historically, the $1 million deduction limit did not apply to compensation that satisfied Section 162(m)'s requirements for qualified performance-based compensation. Accordingly, we historically attempted to preserve the deductibility under the Internal Revenue Code, of compensation paid to our executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment. However, effective for tax years beginning after December 31, 2017, the exemption for qualified performance-based compensation from the $1 million deduction limitation contained in Section 162(m) has been repealed, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017, is available. As such, certain compensation paid in excess of $1 million, which has historically been deductible by us for federal tax purposes, may no longer be deductible.

We believe that Section 162(m) is only one of several relevant considerations in setting compensation. We also believe that Section 162(m) should not be permitted to compromise our ability to design and maintain executive compensation arrangements that, among other things, are intended to attract and retain highly qualified executives in a competitive environment. As a result, we retain the flexibility to provide compensation that we determine to be in our best interests and the best interests of our member-owners, even if that compensation ultimately is not deductible for tax purposes.

Shareholder Advisory Votes on Executive Compensation

We are not required to, and do not, conduct shareholder advisory votes on executive compensation under section 14A of the Securities Exchange Act of 1934.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) 1,2,3	Bonus ($) 2,4,5,6	Non-Equity Incentive Plan Compensation($) 1,2,7,8	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) 2,9	All Other Compensation($) 2,10-16	Total ($) 2
Jay Debertin President and Chief Executive Officer	2018	1,169,167		$3,473,839	372,721	90,579	5,106,306
	2017	815,365	—	862,500	293,497	41,611	2,012,973
	2016	667,242	—	789,871	722,208	156,018	2,335,339
Timothy Skidmore Executive Vice President and Chief Financial Officer	2018	602,883	—	1,115,086	106,115	44,133	1,868,217
	2017	523,500	100,000	207,550	95,952	30,114	957,116
	2016	487,135	235,163	576,744	193,174	106,614	1,598,830
Darin Hunhoff Executive Vice President, Energy and Foods	2018	520,000	—	1,219,000	56,050	38,457	1,833,507
	2017	443,670	100,000	175,000	75,198	18,030	811,898

James Zappa Executive Vice President and General Counsel	2018	490,267	—	1,086,591	68,928	42,646	1,688,432
	2017	467,223	201,667	164,780	69,638	23,142	926,450
	2016	423,667	101,667	508,961	140,794	96,356	1,271,445
Richard Dusek Executive Vice President, Country Operations	2018	468,012	—	1,137,174	20,449	39,089	1,664,724

Shirley Cunningham Former Executive Vice President, Ag Business and Enterprise Strategy	2018	495,113	—		97,743	283,526	876,382
	2017	612,000	—	216,300	112,784	37,576	978,660
	2016	593,983	—	683,022	235,579	117,214	1,629,798

(1)
Amounts reflect the gross salary and non-equity incentive plan compensation, as applicable, and include any applicable deferrals. Mr. Debertin deferred $157,167 in fiscal 2018, $0 in fiscal 2017 and $893,546 in fiscal 2016; Mr. Skidmore deferred $303,483 in fiscal 2018, $52,350 in fiscal 2017 and $249,224 in fiscal 2016; Mr. Zappa deferred $82,390 in fiscal 2018; and Ms. Cunningham deferred $244,550 in fiscal 2018, $100,000 in fiscal 2017 and $852,078 in fiscal 2016.

(2)
Information on Mr. Hunhoff includes compensation beginning in fiscal 2017, the first year in which he became a Named Executive Officer, and information on Mr. Dusek includes compensation beginning in fiscal 2018, the first year in which he became a Named Executive Officer.

(3)	Salary for Ms. Cunningham includes base pay and accrued paid time off that was paid upon her departure.

(4)
Includes payments to Mr. Skidmore of $100,000 in fiscal 2017, for providing additional strong leadership of and significant time commitment to the ongoing management of multiple business and financial challenges, all in addition to performing his regular Executive Vice President and Chief Financial Officer role, and $235,163 in fiscal 2016 covering earned and forfeited compensation from previous employment.

(5)
Includes payments to Mr. Zappa of $201,667 in fiscal 2017, $100,000 of which was for providing additional strong leadership of and significant time commitment to the ongoing management of multiple business and governance challenges, all in addition to performing his regular Executive Vice President and General Counsel role, and $101,667 of which covered earned and forfeited compensation from previous employment, and $101,667 in fiscal 2016, covering earned and forfeited compensation from previous employment.

(6)	Includes payment to Mr. Hunhoff of $100,000 in fiscal 2017 for taking on additional leadership roles in addition to performing his new role as Executive Vice President, Energy and Foods.

(7)	Amounts include annual variable pay awards and Long-term incentive awards.

The actual annual variable pay award value was as follows in fiscal 2018, 2017 and 2016, respectively: Mr. Debertin, $3,473,839, $862,500 and $0; Mr. Skidmore, $1,115,086, $207,550 and $0; Mr. Hunhoff, $1,219,000 and $175,000 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016); Mr. Zappa, $1,086,591, $164,780 and $0; Mr. Dusek $1,137,174 (Mr. Dusek was not a Named Executive Officer in fiscal 2017 or 2016); and Ms. Cunningham, $0, $216,300, and $0.

These annual variable pay award values exclude awards in the following amounts with respect to fiscal 2018 that our Board of Directors reduced at the voluntary request of the Named Executive Officers in connection with our restated financial statements: Mr. Debertin, $62,411; Mr. Skidmore, $73,213; Mr. Zappa, $63,410; and Mr. Dusek, $6,213.
The actual long-term incentive award value was as follows in fiscal 2018, 2017 and 2016, respectively: Mr. Debertin, $0, $0, and $789,871; Mr. Skidmore, $0, $0, and $576,744; Mr. Hunhoff, $0 and $0 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016); Mr. Zappa, $0, $0 and $508,961; Mr. Dusek, $0 (Mr. Dusek was not a Named Executive Officer in fiscal 2017 or 2016); Ms. Cunningham, $0, $0, and $683,022.

(8)	Excludes award of $120,000 that was earned, but voluntarily declined, by Mr. Debertin in fiscal 2016 under his previous Supplemental Project Milestone Incentive Plan.

(9)
This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer’s benefit under their retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2018, 2017 and 2016, respectively: Mr. Debertin, $267,017, $175,298 and $617,456; Mr. Skidmore, $89,520, $79,807 and $176,801; Mr. Hunhoff, $49,824 and $68,620 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016); Mr. Zappa, $68,928, $69,638 and $140,794; Mr. Dusek, $12,951 (Mr. Dusek was not a Named Executive Officer in fiscal 2017 or 2016); and Ms. Cunningham, $77,093, $80,332 and $217,137.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds, and was as follows in fiscal 2018, 2017 and 2016, respectively: Mr. Debertin, $105,704, $118,199 and $104,752; Mr. Skidmore, $16,595, $16,145 and $16,373; Mr. Hunhoff, $6,226 and $6,578 (Mr. Hunhoff was not a Named Executive Officer in fiscal 2016); Mr. Zappa, $0, $0 and $0; Mr. Dusek, $7,498 (Mr. Dusek was not a Named Executive Officer in 2017 or 2016); Ms. Cunningham, $20,650, $32,452 and $18,442.

(10)
Amounts may include executive LTD paid by us, travel accident insurance, executive physical, contributions by us during each fiscal year to qualified and non-qualified defined contribution plans, spousal travel and financial planning.

(11)	Includes fiscal 2018 executive LTD of $3,221 for all Named Executive Officers except Ms. Cunningham, and fiscal 2018 executive LTD of $2,416 for Ms. Cunningham.

(12)
Includes fiscal 2018 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $68,837; Mr. Skidmore, $26,133; Mr. Hunhoff, $20,961; Mr. Zappa, $19,348; Mr. Dusek, $10,558; and Ms. Cunningham, $24,797.

(13)	Includes fiscal 2018 employer contribution to the 401(k) Plan: Mr. Debertin, $12,296; Mr. Skidmore, $12,309; Mr. Hunhoff, $12,400; Mr. Zappa, $11,913; Mr. Dusek, $12,566; and Ms. Cunningham, $12,325.

(14)	Includes fiscal 2018 executive physicals for the following Named Executive Officers: Mr. Debertin, $2,762; Mr. Dusek, $10,140; and Ms. Cunningham, $4,494.

(15)
Includes fiscal 2018 executive financial planning for the following Named Executive Officers: Mr. Debertin, $860; Mr. Skidmore, $1,530; Mr. Hunhoff, $875; Mr. Zappa, $6,250; Mr. Dusek, $2,040; and Ms. Cunningham, $3,350.

(16)	Includes payment to Ms. Cunningham in fiscal 2018 of $237,000 pursuant to the terms of Ms. Cunningham's Letter Agreement.

Agreements with Named Executive Officers

On May 22, 2017, we entered an Employment Agreement with Mr. Debertin our President and Chief Executive Officer. The Employment Agreement supersedes all previous agreements we had with Mr. Debertin. The Employment Agreement was entered into to clearly define the obligations of the parties thereto with respect to employment matters, as well as the compensation and benefits to be provided to Mr. Debertin upon termination of employment.

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

•
A target annual incentive compensation award of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on the achievement of performance targets set by our Board of Directors; and

•
A target long-term incentive compensation award of 150% of his average base salary during the three-year performance period applicable to that award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to that award opportunity.

The Employment Agreement provides that in the event of a restatement of our financial results due to material noncompliance with financial reporting requirements, if our Board of Directors determines in good faith that any compensation paid (or payable but not yet paid) to Mr. Debertin was awarded or determined based on that material noncompliance, then we are entitled to recover from him (or to reduce compensation determined but not yet paid) all compensation based on the erroneous financial data in excess of what would have been paid or been payable to him under the restatement. Given the reduction in Mr. Debertin’s annual variable pay for fiscal 2018, as described in “Compensation Recovery” above, our Board of Directors did not believe it was necessary for it to recover any additional compensation from Mr. Debertin in connection with the restated financial statements.

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

In connection with the end of Ms. Cunningham's employment on May 4, 2018, we entered into the Letter Agreement with Ms. Cunningham. Details of Ms. Cunningham's Letter Agreement are described below under the heading "Post Employment".

2018 Grants of Plan-Based Awards

Estimated Future Payouts Under
Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jay Debertin	9-7-17(1)	$862,500	$1,725,000	$3,450,000
	9-7-17(2)	862,500	1,725,000	6,900,000
	11-7-17(3)	-	862,500	-
Timothy Skidmore	9-7-17(1)	340,975	681,950	1,363,900
	9-7-17(2)	340,975	681,950	2,727,800
	11-7-17(3)	-	207,550	-
Darin Hunhoff	9-7-17(1)	287,500	575,000	1,150,000
	9-7-17(2)	287,500	575,000	2,300,000
	11-7-17(3)	-	175,000	-
James Zappa	9-7-17(1)	270,710	541,420	1,082,840
	9-7-17(2)	270,710	541,420	2,165,680
	11-7-17(3)	-	164,780	-
Richard Dusek	9-7-17(1)(6)	58,570	117,140	234,281
	9-7-17(2)(6)	58,570	117,140	468,562
	11-13-17(4)	278,875	557,750	1,115,000
	11-13-17(5)	278,875	557,750	2,231,000
Shirley Cunningham	9-7-17(1)	355,350	710,700	1,421,400
	9-7-17(2)	355,350	710,700	2,842,800
	11-7-17(3)	-	216,300	-

(1)	Represents range of possible awards under our fiscal 2018 Annual Variable Pay Plan.

(2)
Represents range of possible awards under our LTIP for the fiscal 2018-2020 performance period. Goals are based on achieving a three-year ROIC of 3.7% threshold, 4.7% target and 5.7% maximum plus a potential award for superior 6.7% ROIC performance. Values displayed in the maximum column reflect 6.7% superior ROIC performance award potential. The 5.7% maximum performance award values are not listed in this table. Awards are earned over a three-year period and vest over an additional 28-month period.

(3)
Represents the maximum potential award opportunity with respect to the Retention Award. The Retention Award is earned only if a participant continues active employment through January 1, 2020, or meets the limited pro ration criteria provided in the award.

(4)
Represents range of possible awards under our fiscal 2018 Annual Variable Pay Plan with respect to grants made to Mr. Dusek on November 13, 2017, at time of his promotion to Executive Vice President, Country Operations.

(5)
Represents range of possible awards under our LTIP for the fiscal 2018-2020 performance period with respect to grants made to Mr. Dusek on November 13, 2017, at time of his promotion to Executive Vice President, Country Operations.

(6)	These grants were canceled when Mr. Dusek was promoted to Executive Vice President, Country Operations on November 13, 2017.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under “Compensation Discussion and Analysis” above.

2018 Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Jay Debertin(1)	Pension Plan	34.2500	$962,658	$—
	SERP	34.2500	2,874,485	—
Timothy Skidmore	Pension Plan	5.0000	138,293	—
	SERP	5.0000	392,205	—
Darin Hunhoff	Pension Plan	26.2500	586,165	—
	SERP	26.2500	402,804	—
James Zappa	Pension Plan	2.3333	81,190	—
	SERP	2.3333	211,060	—
Richard Dusek	Pension Plan	30.0833	742,138	—
	SERP	30.0833	312,375	—
Shirley Cunningham	Pension Plan	5.3333	137,946	—
	SERP	5.3333	505,477	—

(1)	Mr. Debertin is eligible for early retirement in both the Pension Plan and the SERP.

The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and the SERP.

For a discussion of the material terms and conditions of the Pension Plan and the SERP, see “Compensation Discussion and Analysis” above.

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 11, Benefit Plans, of the notes to consolidated financial statements that are included in this Annual Report on Form 10-K:

•	Discount rate of 4.20% for the Pension Plan and 4.05% for the SERP;

•	RP 2014 Mortality Table with a fully generational projection reflecting scale MP 2017 from 2006;

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

2018 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($) 1	Registrant Contributions in Last Fiscal Year ($) 2	Aggregate Earnings in Last Fiscal Year ($) 3	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) 2,4
Jay Debertin	$157,167	$68,837	$487,943	$4,011,287	$10,894,443
Timothy Skidmore	303,483	26,133	243,722	733,471	3,481,964
Darin Hunhoff	—	20,961	204,860	277,002	2,498,088
James Zappa	82,390	19,348	59,834	—	825,737
Richard Dusek	—	10,558	34,008	208,947	818,397
Shirley Cunningham	244,550	24,797	97,352	2,452,344	1,595,345

(1)	Includes amounts deferred from salary and annual incentive pay reflected in the Summary Compensation Table.

(2)
Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing, and 401(k) match. The amounts reported were made in early fiscal 2018 based on fiscal 2017 results. These results are also included in amounts reported in the Summary Compensation Table: Mr. Debertin, $12,296; Mr. Skidmore, $12,309; Mr. Hunhoff, $12,400; Mr. Zappa, $11,913; Mr. Dusek, $12,566; and Ms. Cunningham, $12,325.

(3)
The amounts in this column include the change in value of the balance, not including contributions made by the Named Executive Officer. Amounts include the following above market earnings in fiscal 2018 that are also reflected in the Summary Compensation Table: Mr. Debertin, $105,704; Mr. Skidmore, $16,595; Mr. Hunhoff, $6,226; Mr. Zappa, $0; Mr. Dusek, $7,498; and Ms. Cunningham, $20,650.

(4)
Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. These amounts include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the executive’s career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from five market-based notional investments with a varying level of risk selected by us, and a fixed rate fund. The notional investment returns for fiscal 2018 were as follows: Vanguard Prime Money Market, 1.59%; Vanguard Life Strategy Income, 2.32%; Vanguard Life Strategy Conservative Growth, 4.97%; Vanguard Life Strategy Moderate Growth, 7.69%; Vanguard Life Strategy Growth, 10.39%; and the Fixed Rate was 4.00%.

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

Mr. Hunhoff and Mr. Dusek are covered by a broad-based employee severance program which provides a lump sum payment of two weeks of pay per year of service with a 12-month cap.

In connection with the end of Ms. Cunningham's employment on May 4, 2018, we entered into the Letter Agreement with Ms. Cunningham. Under the Letter Agreement, Ms. Cunningham is subject to customary confidentiality and cooperation covenants, as well as one-year non-competition and non-solicitation covenants. The Letter Agreement also provides for Ms. Cunningham to be paid $237,000 within 60 days after the date on which her employment with the Company ended, less applicable tax withholdings, in recognition of earned but unvested long-term incentive compensation that was forfeited due to the end of her employment prior to vesting, subject to her compliance with all of her post-employment obligations under the Letter Agreement. We made the $237,000 payment to Ms. Cunningham on August 10, 2018.

The severance pay that the Named Executive Officers (other than Ms. Cunningham, whose actual separation-related payment is described above) would have been entitled to had they been terminated by us without cause or terminated their employment for “good reason” as of the last business day of fiscal 2018 as follows:

Jay Debertin (1)(2)	$7,711,603
Timothy Skidmore (3)	1,306,824
Darin Hunhoff	530,000
James Zappa (3)	1,075,000
Richard Dusek	497,125
Shirley Cunningham (3)	237,000
_______________________________________

(1)	Includes the value of health and welfare insurance based on current monthly rates.

(2)
For purposes of calculating the prorated portion of Mr. Debertin's unpaid annual variable pay award for the fiscal year in which the termination occurred, assumes an annual variable pay award at target performance for the entire fiscal year.

(3)	Assumes an annual variable pay award at target performance for the entire fiscal year.

There are no other severance benefits offered to our Named Executive Officers, except for up to $10,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e., age and service) salaried employees.

Pay Ratio
The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of the Dodd-Frank Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC.

For fiscal 2018, our last completed fiscal year:

•The median of the annual total compensation of all our employees (other than the CEO) was $59,846; and

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $5,106,306.

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 85:1.

To determine the pay ratio, we took the following steps:

•
We determined that as of June 1, 2018, the determination date, our employee population consisted of approximately 9,892 individuals, primarily located in the United States. This population consisted of our full-time, part-time, temporary and seasonal employees. Excluded from our employee population are 267 individuals who are located in the following 17 countries: Argentina (47 employees), Bulgaria (5 employees), Canada (7 employees), China (35 employees), Hungary (9 employees), Jordan (1 employee), Paraguay (15 employees), Republic of Korea (3 employees), Romania (49 employees), Russia (2 employees), Serbia (3 employees), Singapore (18 employees), Spain (8 employees), Switzerland (19 employees), Taiwan (3 employees), Ukraine (37 employees) and Uruguay (6 employees). Excluding these employees, our employee population that was used to calculate the pay ratio consisted of 9,625 individuals.

•
To identify the median employee, we compared regular, bonus and overtime wages (or their equivalents). We then applied a statistical sampling methodology to produce a sample of employees who were paid within a 5% range of the median regular, bonus and overtime wages (or their equivalents), and selected an employee from within that group as our median employee.

•
Once we identified our median employee, we calculated that employee’s annual total compensation for fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in annual total compensation of $59,846.

•	With respect to our CEO, we used the amount reported as total compensation in the Summary Compensation Table set forth above.

In adopting the pay ratio rule, the SEC expressly sought to provide flexibility to each company to determine the methodology that best suits its own facts and circumstances. Our pay ratio should not be compared to other companies’ pay ratios, because it is based on a methodology specific to us, and certain material assumptions, adjustments and estimates have been made in the calculation of the ratio.

Director Compensation

Overview

Our Board of Directors met 11 times during the year ended August 31, 2018. Through August 31, 2018, each director was provided annual compensation of $69,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the Chairman of the Board receiving additional annual compensation of $18,000, the First Vice Chairman, and the Secretary-Treasurer each receiving additional annual compensation of $3,600 and all Board committee chairs receiving additional annual compensation of $6,000. Each director receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting. The number of days per diem may not exceed 55 days annually, except that the Chairman of the Board is exempt from this limit.

Further, directors are eligible to participate in the Deferred Compensation Plan. Other than direct contributions, contributions to the Deferred Compensation Plan have historically been made based on the Company's ROAE performance. However, beginning in fiscal 2020, for the 2018-2020 three-year cycle, contributions to the Deferred Compensation Plan will be made based on the Company's ROIC performance. We believe that using the ROAE and ROIC performance metrics for this purpose aligns the interests of our directors with the interest of our management and member-owners. The ROAE and ROIC performance targets are the same as the ROAE and ROIC performance targets for the applicable LTIP performance period, resulting in Deferred Compensation Plan credits that vary consistent with actual ROAE or ROIC performance levels, as applicable, as detailed on the following pages.

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

Effective August 31, 2011, future accruals under the director retirement plan were frozen. Directors elected after that date are not eligible for benefits under that plan.

Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2018, of $8.6 million.

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

Deferred Compensation Plan

Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly-elected directors, upon election to the Board. During fiscal 2018, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Erickson, Mr. Johnsrud, Mr. Kehl, Mr. Knecht and Mr. Malesich.

Benefits are funded in a Rabbi Trust. The Deferred Compensation Plan Rabbi Trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

Each year we will credit an amount to each director’s retirement plan account under the Deferred Compensation Plan. The fiscal 2018 credit to each director’s retirement plan account was determined based on the ROAE performance for fiscal years 2016, 2017 and 2018. Based on the determined actual ROAE performance during those years, no Company contribution was made to any director’s retirement plan account in fiscal 2018.

For fiscal years 2017-2019, the amount that could be credited was based on our cumulative ROAE performance over a three-year period as follows:

Amount Credited	ROAE Performance
$100,000 (Superior Performance)	20% Return on Adjusted Equity
$50,000 (Maximum)	9% Return on Adjusted Equity
$25,000 (Target)	7% Return on Adjusted Equity
$12,500 (Minimum)	5.5% Return on Adjusted Equity
$0	Below 5.5% Return on Adjusted Equity

Beginning in fiscal 2020, for the 2018-2020 three-year cycle, we will credit an amount to each director’s retirement plan account under the Deferred Compensation Plan based on the ROIC performance metric (as described under the heading "Long-Term Incentive Plan" above).

In connection with the restatement of our consolidated financial statements for the fiscal years ended August 31, 2014, 2015, 2016 and 2017, each of our current directors other than Messrs. Cordes, Farrell, Jones, and Kehl had previously credited to such director’s retirement plan account under the Deferred Compensation Plan an amount that was in excess of what would have been credited to such account under the restated financial statements. Messrs. Cordes, Farrell, Jones, and Kehl were not a director of the Company at the time such excess contribution was received. For each current affected director, that excess amount was $1,432. Accordingly, each affected director voluntarily declined that excess contribution and voluntarily agreed that such amount should be removed from the director’s retirement plan accounts under the Deferred Compensation Plan (and such amounts will be so removed). Our Board of Directors also determined to request that any former director who served on our Board of Directors at the time such excess amount was credited also voluntarily decline that amount of excess contribution. However, the former directors have no contractual obligation to allow us to recover such contribution and there can be no assurance that we will be able to recover all or a portion of any former director’s credited amount.

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

2018 Director Compensation

Name	Fees Earned or Paid in Cash ($) 1	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) 2	All Other Compensation ($) 3,4	Total ($)
Donald Anthony	$91,500	$3,389	$14,258	$109,147
Clinton Blew	105,350	1,924	25,462	132,736
Dennis Carlson (5)	93,500	52,682	17,574	163,756
Scott Cordes	69,750	10,169	207	80,126
Curt Eischens	28,000	3,284	14,836	46,120
Jon Erickson	87,750	2,703	17,574	108,027
Mark Farrell	87,750	—	1,702	89,452
Steven Fritel	91,250	158	14,258	105,666
Alan Holm	94,000	466	14,258	108,724
David Johnsrud	71,600	835	14,258	86,693
Tracy Jones	65,750	—	11,815	77,565
David Kayser	85,750	3,389	25,939	115,078
Russell Kehl	60,045	—	13,663	73,708
Randy Knecht	82,250	4,210	14,258	100,718
Greg Kruger	39,750	3,284	25,904	68,938
Edward Malesich	56,917	2,429	14,258	73,604
Perry Meyer	94,750	625	13,885	109,260
Steve Riegel	86,750	1,312	14,258	102,320
Daniel Schurr	106,250	1,720	20,965	128,935
_______________________________________

(1)
Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Erickson, $9,000; Mr. Johnsrud, $24,000; Mr. Kehl, $4,455; Mr. Knecht, $5,000; and Mr. Malesich $28,333.

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

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during fiscal 2018: Mr. Anthony, $3,389; Mr. Blew, $1,924; Mr. Carlson, $3,389; Mr. Cordes, $10,169; Mr. Eischens, $3,284; Mr. Erickson, $2,703; Mr. Farrell, $0; Mr. Fritel, $158; Mr. Holm, $466; Mr. Johnsrud, $835; Mr. Jones, $0; Mr. Kayser, $3,389; Mr. Kehl, $0; Mr. Knecht, $4,210; Mr. Kruger, $3,284; Mr. Malesich, $2,429; Mr. Meyer, $625; Mr. Riegel, $1,312; and Mr. Schurr, $1,720.

(3)
All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered.

Health care premiums paid for directors include: Mr. Anthony, Mr. Fritel, Mr. Holm, Mr. Johnsrud, Mr. Knecht, Mr. Malesich and Mr. Riegel, $13,948; Mr. Carlson and Mr. Erickson, $17,264; Mr. Blew and Mr. Kayser, $25,152; Mr.

Eischens, $6,264; Mr. Farrell, $1,392; Mr. Jones, $11,608; Mr. Kehl, $13,456; Mr. Kruger, $17,468; Mr. Meyer, $13,568; Mr. Schurr, $20,564; Mr. Cordes, $0.

(4)	All other compensation includes fiscal 2018 director retirement plan Deferred Compensation Plan contributions for former directors, Mr. Eischens and Mr. Kruger, $8,333.

(5)
Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors that were first elected on or prior to August 31, 2011, will receive a monthly annuity upon retirement. The director retirement plan benefit was frozen as of August 31, 2011. Accordingly, directors who are first elected after that date are not eligible for benefits under that plan.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee. The Governance Committee of our Board of Directors recommends to the entire Board of Directors salary actions relative to our CEO. The entire Board of Directors determines the compensation and the terms of the employment agreement with our CEO. Our CEO decides base compensation levels for the other Named Executive Officers with input from a third-party consultant if necessary, and recommends for our Board of Directors' approval the annual and long-term incentive plan performance goals applicable to the other Named Executive Officers.

During fiscal 2018, the members of the Governance Committee of our Board of Directors (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) were Messrs. Edward Malesich (chair), Dennis Carlson, David Johnsrud, Tracy Jones, Russell Kehl and Steve Riegel. During fiscal 2018, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on our Governance Committee or Board of Directors. None of the directors are, or have been, officers or employees of CHS.

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

Edward Malesich, Chairman
Dennis Carlson
David Johnsrud
Tracy Jones
Russell Kehl
Steven Riegel

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 15, 2018, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
Donald Anthony	—	*	—	*
Clinton J. Blew	—	*	—	*
Dennis Carlson	60	*	—	*
Scott Cordes (3)	200	*	9,600	*
Jon Erickson	300	*	414	*
Mark Farrell	4,800	*	—	*
Steve Fritel	880	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russ Kehl	—	*	—	*
Randy Knecht (3)	1,027	*	229	*
Edward Malesich	—	*	—	*
Perry Meyer (3)	120	*	—	*
Steve Riegel	245	*	88	*
Daniel Schurr	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
Richard Dusek	—	*	—	*
Darin Hunhoff	596	*	—	*
Timothy Skidmore (3)	—	*	5,512	*
James Zappa	—	*	—	*
All other executive officers	—	*	—	*
Directors and executive officers as a group	9,428	*	18,123	*
_______________________________________

(1)	As of October 15, 2018, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2)
As of October 15, 2018, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

(3)	Includes shares held by spouse, children and Individual Retirement Accounts.

*	Less than 1%.

We have no compensation plans under which our equity securities are authorized for issuance.

To our knowledge, there is no person or group who is a beneficial owner of more than 5% of any class or series of our preferred stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Because our directors must be active patrons of CHS, or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2018, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 are shown below.

Name	Transactions with CHS	Patronage Dividends
Donald Anthony	$543,208	$—
Dennis Carlson	391,570	—
Jon Erickson	570,081	—
David Johnsrud	2,245,057	—
Tracy Jones	2,205,480	—
David Kayser	1,185,897	—
Russ Kehl	3,541,811	—

Additionally, Kehl Farms, LLC, which is owned by our director Russ Kehl, entered into a 2018 crop inputs loan with CHS Capital for the purchase of crop inputs, seeds, supplies, and fuel in March 2018 (the "Loan"). The Loan bears interest at the rate of 7.25% per annum, which is payable upon maturity of the Loan. The largest aggregate amount of principal outstanding under the Loan during the year ended August 31, 2018, and the Loan balance on August 31, 2018, was $1,263,871. During the year ended August 31, 2018, no principal or interest was paid on the Loan. The Loan will mature in January 2019.

Review, Approval or Ratification of Related Party Transactions

Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms as described above.

Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the SEC. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the Audit Committee of the Board of Directors. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officer or director or their family members have an interest. We also review our business records to identify potentially qualifying transactions between a related party and us. In addition, we have a written policy addressing related persons (included in our Global Code of Conduct) that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department of any such transactions.

Director Independence

We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting of Members. Nominations for director elections are made by the Voting Members at the region caucuses at our annual meeting of Members. Neither the Board of Directors nor management of CHS participates in the nomination process. Accordingly, we have no nominating committee.

The following directors satisfy the definition of director independence set forth in the rules of the Nasdaq Stock Market LLC ("Nasdaq"):

Clinton J. Blew	Steve Fritel	Edward Malesich
Dennis Carlson	Alan Holm	Perry Meyer
Jon Erickson	David Kayser	Steve Riegel
Mark Farrell	Randy Knecht	Daniel Schurr

Further, although we do not need to rely upon an exemption for the Board of Directors as a whole, we are exempt pursuant to the Nasdaq rules from the Nasdaq director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The Nasdaq exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent. All of the members of our Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee) are independent other than David Johnsrud, Tracy Jones and Russ Kehl.

Independence of CEO and Board Chairman Positions

Our bylaws prohibit any employee of CHS from serving on the Board of Directors. Accordingly, our CEO may not serve as Chairman of the Board or in any CHS Board capacity. We believe that this leadership structure creates independence between the Board and management and is an important feature of appropriate checks and balances in the governance of CHS.

Board of Directors Role in Risk Oversight

It is senior management’s responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and, where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly identified multiple broad categories of risk exposure, each of which could impact operations and affect results at an enterprise level. Each such significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. As additional areas of risk are identified, our Board of Directors and/or a committee of the Board provides review and oversight of management's actions to identify, assess, and manage that risk. We continue to develop a formal Enterprise Risk Management program intended to support integration of the risk assessment and management discipline and controls into major decision making and business processes. The Corporate Risk Committee is involved in developing and approving the Enterprise Risk Management framework, and is responsible for evaluating its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial or other risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2018, and 2017:

	2018	2017
	(Dollars in thousands)
Audit Fees (1)	$6,985	$4,408
Audit-related Fees (2)	294	546
Tax Fees (3)	53	84
All Other Fees (4)	218	1
Total	$7,550	$5,039
_______________________________________

(1)	Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements, certain statutory audits and work related to filings of registration statements.

(2)	Includes fees for employee benefit plan audits, due diligence on acquisitions and internal control and system audit procedures.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

(4)	Includes fees related to other professional services performed for international entities.

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

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses *	Deductions: Write-offs, net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for Doubtful Accounts
2018	$225,726	$2,748	$(6,661)	$221,813
2017	163,644	191,581	(129,499)	225,726
2016	106,445	65,725	(8,526)	163,644

Valuation Allowance for Deferred Tax Assets
2018	$289,083	$61,854	$(120,563)	$230,374
2017 (As restated)	213,583	115,893	(40,393)	289,083
2016 (As restated)	104,334	138,794	(29,545)	213,583

Reserve for Supplier Advance Payments
2018	$130,705	$—	$(20,092)	$110,613
2017	—	130,705	—	130,705

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

10.1	Separation Agreement between CHS Inc. and Carl M. Casale dated and effective May 22, 2017. (Incorporated by reference to our Current Report on Form 8-K, filed May 22, 2017).(+)
10.2	Letter Agreement, dated as of March 15, 2018, between Shirley Cunningham and CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed March 15, 2018).(+)
10.3	Employment Agreement between CHS Inc. and Jay D. Debertin dated and effective May 22, 2017. (Incorporated by reference to our Current Report on Form 8-K, filed May 22, 2017).(+)
10.4
CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (file No. 333-190019), filed September 3, 2013). (+)

10.4A	Amendment No. 1 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016). (+)
10.4B
Amendment No. 2 to the CHS Inc. Supplemental Executive Retirement Plan (2013 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)

10.5	CHS Inc. 2017 Annual Variable Pay Plan Master Plan Document (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.5A	CHS Inc. 2017 Annual Variable Pay Plan Appendix A, Plan Details (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.5B	CHS Inc. 2017 Annual Variable Pay Plan Appendix B, Plan Modification (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.6	CHS Inc. 2018 Annual Variable Pay Plan Master Plan Document (*) (+)
10.6A	CHS Inc. 2018 Annual Variable Pay Plan Appendix, Plan Details (*) (+)
10.7	CHS Inc. Long-Term Incentive Plan XIV Master Plan Document (2015-2017). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.7A	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2015-2017) (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.7B	CHS Inc. Long-Term Incentive Plan XIV Master Plan Document (2016-2018). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.7C	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2016-2018) (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.7D	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2017-2019)(Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.7E	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2018-2020)(Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.8	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.8A	Amendment No. 1 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.8B	Amendment No. 2 to the Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.9	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.10	CHS Inc. Senior Leadership Team Retention Award Document. (*) (+)
10.11
$225,000,000 Note Agreement (Private Placement Agreement) dated as of June 19, 1998 among Cenex Harvest States Cooperatives and each of the Purchasers of the Notes. (Incorporated by Reference to our Form 10-Q Transition Report for the period June 1, 1998 to August 31, 1998, filed October 14, 1998).

10.11A
First Amendment to Note Agreement ($225,000,000 Private Placement), effective September 10, 2003, among CHS Inc. and each of the Purchasers of the Notes. (Incorporated by reference to our Form 10-K for the year ended August 31, 2003, filed November 21, 2003).

10.12	Note Purchase Agreement and Series D & E Senior Notes dated October 18, 2002. (Incorporated by reference to our Form 10-K for the year ended August 31, 2002, filed November 25, 2002).
10.12A
Amendment No. 1 to Note Purchase Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.12B
Amendment No. 2 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.13
Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10.13A
Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007, filed April 9, 2007).

10.13B
Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008. (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2008).

10.13C
Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011).

10.13D
Amendment No. 4 to Note Purchase and Private Shelf Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.13E
Amendment No. 5 to Note Purchase and Private Shelf Agreement dated as of December 21, 2012, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.13F
Amendment No. 6 to Note Purchase and Private Shelf Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.14	Note Purchase Agreement for Series H Senior Notes ($125,000,000 Private Placement) dated September 21, 2004. (Incorporated by reference to our Current Report on Form 8-K, filed September 22, 2004).
10.15	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.15A	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)
10.15B	Amendment No. 2 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.16	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
10.17
New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.18	CHS Inc. Strategic Leadership Team Retention Award. (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.19
Loan Agreement (Term Loan) between CHS Inc. and European Bank for Reconstruction and Development, dated January 5, 2011. (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.20
Revolving Loan Agreement between CHS Inc. and European Bank for Reconstruction and Development, dated November 30, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed January 18, 2011).

10.21	Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of October 4, 2007. (Incorporated by reference to our Current Report on Form 8-K, filed October 4, 2007).
10.21A	Amendment No. 1 to Note Purchase Agreement ($400,000,000 Private Placement) and Series I Senior Notes dated as of June 9, 2011. (*)
10.21B
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

10.23
$150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of December 12, 2007. (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-148091), filed December 14, 2007).

10.23A
First Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of May 1, 2008. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2008, filed July 10, 2008).

10.23B
Second Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 2, 2010. (Incorporated by reference to our Current Report on Form 8-K, filed June 3, 2010).

10.23C	Third Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of September 27, 2011. (*)
10.23D	Fourth Amendment to $150 Million Term Loan Credit Agreement by and between CHS Inc., CoBank, ACB and the Syndication Parties dated as of June 26, 2013. (*)
10.23E
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

10.24
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.24A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.24B
Amendment No. 2 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.24C
Amendment No. 3 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.24D
Amendment No. 4 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.25
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and GROWMARK, Inc. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.26
Stock Transfer Agreement, dated as of November 17, 2011, between CHS Inc. and MFA Oil Company. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2011, filed January 11, 2012).

10.27
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.28	Note Purchase Agreement between CHS Inc. and certain accredited investors ($500,000,000) dated as of June 9, 2011. (Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).
10.28A
Amendment No. 1 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.29
Joint venture agreement among CHS Inc., Cargill, Incorporated, and ConAgra Foods, Inc., dated March 4, 2013. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013).

10.29A
Amendment No. 1 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated April 30, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.29B
Amendment No. 2 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 31, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.29C
Amendment No. 3 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated July 24, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.29D
Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.29E
Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

10.30	Resolutions Amending the Long-Term Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K, filed September 3, 2013). (+)
10.31
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

10.31A
First Amendment to Pre-Export Credit Agreement dated as of October 9, 2015, among CHS Agronegocio Industria e Comercio Ltda., as borrower, CHS Inc., as guarantor, Credit Agricole Corporate and Investment Bank, as administrative agent, and the lenders party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.32
Amended and Restated Supply Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Nitrogen LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (***)

10.33
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

10.34
2015 Credit Agreement (10-Year Term Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.34A
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

10.35
Note Purchase Agreement, dated as of January 14, 2016, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2016).

10.36
Sale and Contribution Agreement, dated as of July 22, 2016, by and among CHS Inc., CHS Capital, LLC and Cofina Funding, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.36A
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

10.36B
Omnibus Amendment No. 2, dated as of July 18, 2017, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, and U.S. Bank National Association, as custodian. (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).

10.36C
Omnibus Amendment No. 3, dated as of September 4, 2018, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, and U.S. Bank National Association, as custodian. (*)

10.37
Receivables Financing Agreement dated July 22, 2016, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.37A
Amended and Restated Receivables Purchase Agreement dated July 18, 2017, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).

10.37B
First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 28, 2018, by and among Cofina Funding, LLC, as Seller, CHS Inc., as Servicer, the Conduit Purchasers, Committed Purchasers and Purchaser Agents set forth on the signature pages thereto and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Administrative Agent. (Incorporated by reference to our Current Report on Form 8-K, filed July 5, 2018).

10.38
Reaffirmation of Performance Guaranty dated July 18, 2017, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).

10.39
Master Framework Agreement, dated as of September 4, 2018 (the “Framework Agreement”), by and among, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) and each other financial institution from time to time party thereto, as MFA Buyers, MUFG Bank, Ltd., as agent for the MFA Buyers, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (*)

10.40	1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (*)
10.41	1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Capital, LLC and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (*)
10.42	Guaranty, dated as of September 4, 2018, by CHS Inc. in favor of the buyer under the Framework Agreement. (*)

21.1	Subsidiaries of the Registrant.(*)
23.1	Consent of Independent Registered Public Accounting Firm.(*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101
The following financial information from CHS Inc.’s Annual Report on Form 10-K for the year ended August 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. (*)

_______________________________________
(*)    Filed herewith.

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

(c) SCHEDULES

None.

ITEM 16.         FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 3, 2018.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 3, 2018:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Timothy Skidmore	Executive Vice President and Chief Financial Officer (principal financial officer)
Timothy Skidmore

/s/ Daniel Lehmann	Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

/s/ Daniel Schurr	Chairman of the Board of Directors
Daniel Schurr

/s/ Donald Anthony	Director
Donald Anthony

/s/ Clinton J. Blew	Director
Clinton J. Blew

/s/ Dennis Carlson	Director
Dennis Carlson

/s/ Scott Cordes	Director
Scott Cordes

/s/ Jon Erickson	Director
Jon Erickson

/s/ Mark Farrell	Director
Mark Farrell

/s/ Steve Fritel	Director
Steve Fritel

/s/ Alan Holm	Director
Alan Holm

/s/ David Johnsrud	Director
David Johnsrud

/s/ Tracy Jones	Director
Tracy Jones

/s/ David Kayser	Director
David Kayser

/s/ Russell Kehl	Director
Russell Kehl

/s/ Randy Knecht	Director
Randy Knecht

/s/ Edward Malesich	Director
Edward Malesich

/s/ Perry Meyer	Director
Perry Meyer

/s/ Steve Riegel	Director
Steve Riegel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Members and Patrons of CHS Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equities and cash flows for each of the three years in the period ended August 31, 2018, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2018, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2017 and 2016 financial statements to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 3, 2018

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2018	(As Restated) 2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$450,617	$181,379
Receivables	2,460,401	1,892,168
Inventories	2,768,649	2,601,604
Derivative assets	329,757	218,742
Margin and related deposits	151,150	206,062
Supplier advance payments	288,423	249,234
Other current assets	244,208	281,925
Total current assets	6,693,205	5,631,114
Investments	3,711,925	3,750,993
Property, plant and equipment	5,141,719	5,356,434
Other assets	834,329	1,080,381
Total assets	$16,381,178	$15,818,922
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,272,196	$1,985,163
Current portion of long-term debt	167,565	156,345
Customer margin deposits and credit balances	137,395	157,914
Customer advance payments	409,088	423,770
Accounts payable	1,844,489	1,991,294
Derivative liabilities	438,465	300,946
Accrued expenses	511,032	454,996
Dividends and equities payable	153,941	12,121
Total current liabilities	5,934,171	5,482,549
Long-term debt	1,762,690	2,023,448
Long-term deferred tax liabilities	182,770	329,980
Other liabilities	336,519	277,305
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,609,456	4,341,649
Accumulated other comprehensive loss	(199,915)	(180,360)
Capital reserves	1,482,003	1,267,808
Total CHS Inc. equities	8,155,582	7,693,135
Noncontrolling interests	9,446	12,505
Total equities	8,165,028	7,705,640
Total liabilities and equities	$16,381,178	$15,818,922
The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2018	(As Restated) 2017	(As Restated) 2016
	(Dollars in thousands)
Revenues	$32,683,347	$32,037,426	$30,355,260
Cost of goods sold	31,589,887	31,142,766	29,386,515
Gross profit	1,093,460	894,660	968,745
Marketing, general and administrative	674,083	612,007	601,266
Reserve and impairment charges (recoveries), net	(37,709)	456,679	75,036
Operating earnings (loss)	457,086	(174,026)	292,443
(Gain) loss on disposal of business	(131,816)	2,190	—
Interest expense	149,202	171,239	113,704
Other (income) loss	(78,015)	(99,951)	(47,609)
Equity (income) loss from investments	(153,515)	(137,338)	(175,777)
Income (loss) before income taxes	671,230	(110,166)	402,125
Income tax expense (benefit)	(104,076)	(181,124)	19,099
Net income (loss)	775,306	70,958	383,026
Net income (loss) attributable to noncontrolling interests	(601)	(634)	(223)
Net income (loss) attributable to CHS Inc.	$775,907	$71,592	$383,249

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended August 31,
	2018	(As Restated) 2017	(As Restated) 2016
	(Dollars in thousands)
Net income (loss)	$775,306	$70,958	$383,026
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	20,066	32,702	6,583
Unrealized net gain (loss) on available for sale investments	(3,148)	4,385	1,500
Cash flow hedges	2,540	2,242	(3,872)
Foreign currency translation adjustment	(12,021)	(8,159)	(2,904)
Other comprehensive income (loss), net of tax	7,437	31,170	1,307
Comprehensive income	782,743	102,128	384,333
Less comprehensive income attributable to noncontrolling interests	(601)	(634)	(223)
Comprehensive income attributable to CHS Inc.	$783,344	$102,762	$384,556

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	For the Years Ended August 31, 2018, 2017, and 2016,
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2015 (As previously reported)	$3,793,897	$23,057	$282,928	$2,167,540	$(214,207)	$1,604,670	$11,526	$7,669,411
Cumulative restatement adjustments					1,370	(119,237)	(105)	(117,972)
Balances, August 31, 2015 (As restated)	3,793,897	23,057	282,928	2,167,540	(212,837)	1,485,433	11,421	7,551,439
Reversal of prior year patronage and redemption estimates	(268,017)					625,444		357,427
Distribution of 2015 patronage refunds	375,506					(627,246)		(251,740)
Redemptions of equities	(22,948)	(143)	(820)					(23,911)
Equities issued	23,258							23,258
Capital equity certificates exchanged for preferred stock	(76,756)			76,756				—
Preferred stock dividends						(122,824)		(122,824)
Other, net	(1,248)	(20)	(341)	(164)		2,401	2,988	3,616
Net income (loss)						383,249	(223)	383,026
Other comprehensive income (loss), net of tax					1,307			1,307
Estimated 2016 patronage refunds	153,579					(257,458)		(103,879)
Estimated 2016 equity redemptions	(58,560)							(58,560)
Balances, August 31, 2016 (As restated)	3,918,711	22,894	281,767	2,244,132	(211,530)	1,488,999	14,186	7,759,159
Reversal of prior year patronage and redemption estimates	(95,019)					257,458		162,439
Distribution of 2016 patronage refunds	153,589					(257,468)		(103,879)
Redemptions of equities	(35,041)	(389)	(1,960)					(37,390)
Equities issued	3,194							3,194
Capital equity certificates redeemed with preferred stock	(19,985)			19,960		25		—
Preferred stock dividends						(167,643)		(167,643)
Other, net	(9,023)	7,331	(753)	(54)		1,178	(1,047)	(2,368)
Net income (loss)						71,592	(634)	70,958
Other comprehensive income (loss), net of tax					31,170			31,170
Estimated 2017 patronage refunds			126,333			(126,333)		—
Estimated 2017 equity redemptions	(10,000)							(10,000)
Balances, August 31, 2017 (As restated)	3,906,426	29,836	405,387	2,264,038	(180,360)	1,267,808	12,505	7,705,640
Reversal of prior year patronage and redemption estimates	6,058		(126,333)			126,333		6,058
Distribution of 2017 patronage refunds			128,831			(128,831)		—
Redemptions of equities	(6,064)	(185)	(476)					(6,725)
Preferred stock dividends						(168,668)		(168,668)
Other, net	(3,840)	(153)	(361)			2,792	(2,458)	(4,020)
Net income (loss)						775,907	(601)	775,306
Other comprehensive income (loss), net of tax					7,437			7,437
Reclassification of tax effects to retained earnings					(26,992)	26,992		—
Estimated 2018 patronage refunds			345,330			(420,330)		(75,000)
Estimated 2018 equity redemptions	(65,000)		(10,000)					(75,000)
Balances, August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2018	(As Restated) 2017	(As Restated) 2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$775,306	$70,958	$383,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	478,050	480,223	447,492
Amortization of deferred major repair costs	61,686	67,058	73,483
Equity (income) loss from investments	(153,515)	(137,338)	(175,777)
Distributions from equity investments	190,297	213,352	178,464
Provision for doubtful accounts	2,085	177,969	57,200
(Gain) loss on disposal of business	(131,816)	2,190	—
Unrealized (gain) loss on crack spread contingent liability	—	(15,051)	(60,931)
Long-lived asset impairment, net of recoveries	(10,352)	145,042	27,247
Reserve against supplier advance payments	—	130,705	—
Deferred taxes	(146,961)	(194,467)	28,190
Other, net	6,653	20,173	(15,444)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	210,775	146,788	1,570
Inventories	(169,581)	(333,479)	353,572
Derivative assets	(102,368)	114,023	29,822
Margin and related deposits	54,912	97,804	(30,705)
Supplier advance payments	(39,189)	(33,952)	43,415
Other current assets and other assets	(13,450)	(50,729)	128,603
Customer margin deposits and credit balances	(20,518)	(50,920)	20,841
Customer advance payments	(14,682)	(1,329)	(7,079)
Accounts payable and accrued expenses	(78,388)	227,967	(129,587)
Derivative liabilities	132,495	(132,423)	1,443
Other liabilities	40,629	(25,446)	(94,291)
Net cash provided by (used in) operating activities	1,072,068	919,118	1,260,554
Cash flows from investing activities:
Acquisition of property, plant and equipment	(355,412)	(444,397)	(692,780)
Proceeds from disposition of property, plant and equipment	91,153	19,541	13,417
Proceeds from sale of business	234,914	—	—
Expenditures for major repairs	(80,514)	(2,340)	(19,610)
Investments in joint ventures and other	(21,679)	(16,645)	(2,855,218)
Changes in CHS Capital notes receivable, net	25,335	322	(209,902)
Financing extended to customers	(74,402)	(67,225)	(82,302)
Payments from customer financing	52,453	88,154	35,188
Other investing activities, net	48,628	17,549	64,236
Net cash provided by (used in) investing activities	(79,524)	(405,041)	(3,746,971)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	36,040,240	37,295,236	31,586,968
Payments on lines of credit, long-term borrowings and capital lease obligations	(36,525,136)	(37,584,011)	(29,232,842)
Mandatorily redeemable noncontrolling interest payments	—	—	(153,022)
Preferred stock dividends paid	(168,668)	(167,642)	(163,324)
Redemptions of equities	(8,847)	(35,268)	(23,911)
Cash patronage dividends paid	—	(103,879)	(251,740)
Other financing activities, net	(69,759)	(22,694)	52,067
Net cash provided by (used in) financing activities	(732,170)	(618,258)	1,814,196
Effect of exchange rate changes on cash and cash equivalents	8,864	(4,713)	(5,223)
Net increase (decrease) in cash and cash equivalents	269,238	(108,894)	(677,444)
Cash and cash equivalents at beginning of period	181,379	290,273	967,717
Cash and cash equivalents at end of period	$450,617	$181,379	$290,273
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

CHS Inc. ("CHS", "the Company", "we", "us", "our") is the nation’s leading integrated agricultural cooperative. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives ("members") across the United States. We also have preferred stockholders that own shares of our various series of preferred stock, which are each listed on the Global Select Market of the Nasdaq Stock Market LLC ("Nasdaq"). See Note 10, Equities for more detailed information.

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

As described in Note 2, Restatement of Previously Issued Consolidated Financial Statements the consolidated financial statements for the years ended August 31, 2017 and 2016, have been restated to reflect the correction of misstatements to the consolidated financial statements. We have also restated all amounts impacted within the Notes to the consolidated financial statements.

Over the course of fiscal 2017, we incurred charges related to a trading partner of ours in Brazil, which entered into bankruptcy-like proceedings under Brazilian law; intangible and fixed asset impairment charges associated with certain assets meeting the criteria to be classified as held for sale; fixed asset impairment charges due to the cancellation of a capital project at one of our refineries; and bad debt/loan loss reserve charges relating to a single large producer borrower. Charges and impairments of this nature, as well as any recoveries related to amounts previously reserved, are included in the Consolidated Statements of Operations in the line item, "reserve and impairment charges (recoveries), net" for the twelve months ended August 31, 2018, 2017, and 2016. The timing and amounts of these charges and impairments, and any recoveries were determined utilizing facts and circumstances that were present in the respective years in which the charges, impairments or recoveries were recorded. See additional information related to the reserves and impairment charges in Note 3, Receivables, Note 6, Property, Plant and Equipment, and Note 7, Other Assets.

The notes to our consolidated financial statements refer to our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment resulted from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen") in February 2016. Our investment in Ventura Foods, LLC ("Ventura Foods") is no longer a significant operating segment and is now included in our Corporate and Other category. See Note 12, Segment Reporting for more information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The fair value of cash and cash equivalents approximates the carrying value due to the short-term nature of the instruments.

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

Derivative Financial Instruments and Hedging Activities

We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural commodity prices and to a lesser degree, foreign currency exchange rates and interest rates. Except for certain interest rate swap contracts, which are accounted for as cash flow hedges or fair value hedges, our derivative instruments represent economic hedges of price risk for which hedge accounting under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, is not applied. Rather, the derivative instruments are recorded on our Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Consolidated Statements of Operations. See Note 13, Derivative Financial Instruments and Hedging Activities and Note 14, Fair Value Measurements for additional information.

Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet - Offsetting.

Margin and Related Deposits

Many of our derivative contracts with futures and options brokers require us to make margin deposits of cash or other assets. Subsequent margin deposits may also be necessary when changes in commodity prices result in a loss on the contract value, to comply with applicable regulations. Our margin and related deposit assets are held by external brokers in segregated accounts to support the associated derivative contracts and may be used to fund or partially fund the settlement of those contracts as they expire. Similar to our derivative financial instruments, margin and related deposits are also reported on a gross basis.

Supplier Advance Payments and Rebates

Supplier advance payments are typically for periods less than 12 months and primarily include amounts paid for grain purchases from suppliers and amounts paid to crop nutrient suppliers to lock in future supply and pricing.

We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 605, Revenue Recognition, based on the terms of the volume rebate program. For those rebates which meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory over the period in which the rebate is earned.

Investments

The equity method of accounting is used for joint ventures and other investments in which we are able to exercise significant influence over the entity’s operations, but do not have a controlling interest in the entity. Various factors are considered when assessing significant influence, including our ownership interest, representation on the Board of Directors, voting rights, and the impact of commercial arrangements that may exist with the entity. Our equity in the income or loss of these equity method investments is recorded within equity (income) loss from investments in the Consolidated Statements of Operations. We account for our investment in CF Nitrogen, LLC using the hypothetical liquidation at book value method which is discussed further in Note 5, Investments.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based on the expected useful lives of individual or groups of assets (generally 15 to 20 years for land improvements; 20 to 40 years for buildings; 5 to 20 years for machinery and equipment; and 3 to 10 years for office equipment and other). Expenditures for maintenance and minor repairs and renewals are expensed, while the costs for major maintenance activities are capitalized and amortized on a straight-line basis over the period estimated to lapse until the next major maintenance activity occurs. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators suggest that the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured at the amount by which the carrying value of the asset or asset group exceeds its fair value.

We have asset retirement obligations with respect to certain of our refineries and other assets due to various legal obligations to clean and/or dispose of the component parts at the time they are retired. In most cases, these assets can be used for extended and indeterminate periods of time if they are properly maintained and/or upgraded. It is our practice and current intent to maintain refineries and related assets and to continue making improvements to those assets based on technological advances. As a result, we believe our refineries and related assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire a refinery and related assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any component part of a refinery or other asset, we estimate the cost of performing the retirement activities and record a liability for the fair value of that future cost.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included in other assets (long-term) on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of July 31, or more frequently if triggering events or other circumstances occur which could indicate impairment. Goodwill is tested for impairment at the reporting unit level, which has been determined to be our operating segments or one level below our operating segments in certain instances.

Other intangible assets consist primarily of customer lists, trademarks and non-compete agreements. Intangible assets subject to amortization are expensed over their respective useful lives, which generally range from 2 to 30 years. We have no material intangible assets with indefinite useful lives. See Note 7, Other Assets for more information on goodwill and other intangible assets.

Revenue Recognition

We provide a wide variety of products and services, ranging from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Sales are generally recognized upon transfer of title, which could occur either upon shipment to or receipt by the customer, depending upon the terms of the transaction. Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold.

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

Income Taxes

CHS is a nonexempt agricultural cooperative and files a consolidated federal income tax return within our tax return period. We are subject to tax on income from nonpatronage sources, non-qualified patronage distributions and undistributed patronage-sourced income. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Reserves are recorded against unrecognized tax benefits when we believe that certain fully supportable tax return positions are likely to be challenged and that we may or may not prevail. If we determine that a tax position is more likely than not to be sustained upon audit, based on the technical merits of the position, we recognize the benefit by measuring the amount that is greater than 50% likely of being realized. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves.

Recent Accounting Pronouncements

Adopted

In March 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provides guidance on the income tax accounting implications of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one year is available to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. As of August 31, 2018, we have not finalized our work associated with the income tax effects of the enactment of the Tax Act, however, a reasonable estimate was provisionally recorded as a net benefit of $155.2 million from the revaluation of our U.S. net deferred tax liability that resulted from the reduced corporate tax rate and CHS being subject to the employee compensation deduction limitations imposed by Internal Revenue Code Section 162(m).

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this ASU also require certain disclosures about stranded tax effects. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. Early adoption in any period is permitted. The Company’s provisional adjustments recorded to account for the impact of the Tax Act resulted in stranded tax effects. We elected to early adopt ASU No. 2018-02 during the fourth quarter of fiscal 2018. The adoption resulted in a reclassification from accumulated other comprehensive income to retained earnings in the amount of $27.0 million for stranded tax effects resulting from the Tax Act.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and make certain improvements to simplify the application of the hedge accounting guidance. The amendments in this ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. Entities are required to apply this ASU's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We elected to early adopt ASU No. 2017-12 during the fourth quarter of fiscal 2018. The adoption did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. This ASU is effective for periods beginning after December 15, 2017; however, early adoption of this ASU is permitted during the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We elected to early adopt ASU No. 2016-16 during the first quarter of fiscal 2018. The adoption did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. The new disclosures include the interest crediting rates for cash balance plans and an explanation of significant gains and losses related to changes in benefit obligations. This ASU is effective for us beginning September 1, 2021, for our fiscal year 2022 and for interim periods within that fiscal year, with early adoption permitted. The adoption of this amended guidance in not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. Specifically, the guidance removes the requirement to disclose the amount and reasons for any transfers between Level 1 and Level 2 of the fair value hierarchy and removes the requirement to disclose a description of the valuation processes used to value Level 3 fair value measurements. The guidance also requires additional disclosures surrounding Level 3 changes in unrealized gains/losses included in other comprehensive income as well the range and weighted average significant unobservable inputs calculation. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Early adoption is permitted. We elected to remove the disclosures permitted by ASU No. 2018-13 during the fourth quarter of fiscal 2018 but have not early adopted the new required additional disclosures, which is permitted by the guidance. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statements of Operations. This ASU provides that the service cost component should be included in the same income statement line item as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic benefit cost should be presented in the Consolidated Statements of Operations separately outside of operating income if that subtotal is presented. Additionally, only service cost may be capitalized in assets. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued or made available for issuance. The guidance on the presentation of the components of net periodic benefit cost in the Consolidated Statement of Operations should be applied retrospectively and the guidance regarding the capitalization of the service cost component in assets should be applied prospectively. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments within this ASU narrow the existing definition of a business and provide a more robust framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business impacts various areas of accounting, including acquisitions, disposals and goodwill. Under the new guidance, fewer acquisitions are expected to be considered businesses. This ASU is effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. Early adoption is permitted, and the guidance should be applied prospectively to transactions following the adoption date. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840 - Leases. The amendments within this ASU, as well as within additional clarifying ASUs issued by the FASB, introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends ASU No. 2016-02, Leases. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We have initiated our assessment of the new lease standard, including the utilization of surveys to gather more information about existing leases and the implementation of a new lease software to improve the collection, maintenance, and aggregation of lease data necessary for the expanded reporting and disclosure requirements under the new lease standard. It is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as right of use assets and liabilities on our Consolidated Balance Sheets. This will result in a significant increase in assets and liabilities recorded on our Consolidated Balance Sheets. Although we expect the new lease guidance to have a material impact on our Consolidated Balance Sheets, we are continuing to evaluate the practical expedient guidance provisions available and the extent of potential impacts on our consolidated financial statements, processes, and internal controls.

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

Note 2        Restatement of Previously Issued Consolidated Financial Statements

The consolidated financial statements for the years ended August 31, 2017 and 2016, have been restated to reflect the correction of misstatements. We have also restated all amounts impacted within the Notes to the consolidated financial statements. A description of the adjustments and their impact on the previously issued financial statements are included below.

Descriptions of Restatement Adjustments

Restatement Background

During the preparation of our Annual Report on Form 10-K for the year ended August 31, 2018, we noted potentially excessive valuations in the net derivative asset valuations relating to certain rail freight contracts purchased in connection with our North American grain marketing operations. An investigation concluded that the rail freight misstatements included in our consolidated financial statements for the periods identified below were due to intentional misconduct by a former employee in our rail freight trading operations, as well as due to rail freight contracts and certain non-rail contracts not meeting the technical accounting requirements to qualify as a derivative financial instrument. The misconduct consisted of the former employee manipulating the mark-to-market valuation of rail cars that were the subject of rail freight purchase contracts and manipulating the quantity of rail cars included in the monthly mark-to-market valuation. In addition, the investigation revealed intentional misstatements were made by the former employee to our independent registered public accounting firm in connection with its audit of our consolidated financial statements for the fiscal year ended August 31, 2017. During the course of, and as a result of, the investigation, we terminated the former employee and have taken additional personnel actions.

As a result of the misstatements, we have restated our consolidated financial statements as of and for the year ended August 31, 2017, and for the year ended August 31, 2016, in accordance with ASC 250, Accounting Changes and Error Corrections (the "Restated Financial Statements"). In addition to the adjustments related to freight derivatives and related misstatements, we also made adjustments related to certain intercompany balances and other historical misstatements unrelated to the freight derivatives and related misstatements.

The restated interim financial information for the relevant unaudited interim financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2017, is included in Note 18, Quarterly Financial Information (Unaudited).

The categories of restatement adjustments and their impact on previously reported consolidated financial statements are described below.

(a) Freight Derivatives and Related Misstatements - Corrections for freight derivatives and related misstatements were driven by the misstatement of amounts associated with both the value and quantity of rail freight contracts, as well as due to rail freight contracts and certain non-rail freight contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. In addition to the elimination of the underlying freight derivative assets and liabilities and related impacts on revenues and cost of goods sold, additional adjustments were recorded to account for prepaid freight capacity balances in relevant periods and the impact of a goodwill impairment charge recorded as of May 31, 2015, for goodwill held within our grain marketing reporting unit. Additional details related to the impact of the freight derivatives and related misstatements and their impact on each period are discussed in restatement reference (a).

(b) Intercompany Misstatements - As a result of the work performed in relation to the freight misstatement, additional misstatements related to the incorrect elimination of intercompany balances were also identified and corrected within the consolidated financial statements. Certain of these intercompany misstatements resulted in a misstatement of various financial statement line items; however, the intercompany misstatements did not result in a material misstatement of income (loss) before income taxes or net income (loss). Additional details related to the impact of the intercompany misstatements and their impact on each period are discussed in restatement reference (b).

(c) Other Misstatements - We made adjustments for other previously identified misstatements unrelated to the freight derivatives and related misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These other misstatements related primarily to certain misclassifications, adjustments to revenues and cost of goods sold, and adjustments to various income tax and indirect tax accrual accounts. Additional details related to the impact of the other misstatements and their impact on each period are discussed in restatement reference (c).

Summary impact of restatement adjustments to previously reported financial information

The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated capital reserves and total equities at August 31, 2015, and income (loss) before income taxes and net income (loss) for the years ended August 31, 2017 and 2016:

	August 31, 2015
	Capital Reserves	Total Equities
	(Dollars in thousands)
As previously reported	$1,604,670	$7,669,411
Cumulative restatement adjustments	(119,237)	(117,972)
As restated	$1,485,433	$7,551,439

	For the Years Ended August 31,
	2017	2016
	(Dollars in thousands)
Income (loss) before income taxes - As previously reported	$(54,852)	$419,878
Restatement adjustments	(55,314)	(17,753)
Income (loss) before income taxes - As restated	$(110,166)	$402,125

Net income (loss) - As previously reported	$127,223	$423,969
Restatement adjustments	(56,265)	(40,943)
Net income (loss) - As restated	$70,958	$383,026

Reclassifications

Amounts previously included within (gain) loss on investments were reclassified into other (income) loss to conform to the current year presentation. This reclassification had no impact on our previously reported net income, cash flows or shareholders' equity and represents a reclassification of $4.6 million and $9.3 million for the periods ended August 31, 2017, and August 31, 2016, respectively.

Consolidated financial statement adjustment tables

The following tables present the restatement adjustments to previously issued consolidated financial statements, including the previously reported Consolidated Balance Sheet as of August 31, 2017, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the years ended August 31, 2017, and 2016. The corrections of misstatements affecting fiscal years prior to fiscal 2017 are reflected as a cumulative adjustment to the balance of capital reserves and accumulated other comprehensive income as of August 31, 2015, on the Consolidated Statements of Changes in Shareholders’ Equity.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of August 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$181,379	$—	$181,379
Receivables	1,869,632	22,536	1,892,168	c
Inventories	2,576,585	25,019	2,601,604	c
Derivative assets	232,017	(13,275)	218,742	a
Margin and related deposits	206,062	—	206,062
Supplier advance payments	249,234	—	249,234
Other current assets	299,618	(17,693)	281,925	a, c
Total current assets	5,614,527	16,587	5,631,114
Investments	3,750,993	—	3,750,993
Property, plant and equipment	5,356,434	—	5,356,434
Other assets	1,251,802	(171,421)	1,080,381	a
Total assets	$15,973,756	$(154,834)	$15,818,922
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,988,215	$(3,052)	$1,985,163	c
Current portion of long-term debt	156,345	—	156,345
Customer margin deposits and credit balances	157,914	—	157,914
Customer advance payments	413,163	10,607	423,770	c
Accounts payable	1,951,292	40,002	1,991,294	c
Derivative liabilities	316,018	(15,072)	300,946	a
Accrued expenses	437,527	17,469	454,996	a, c
Dividends and equities payable	12,121	—	12,121
Total current liabilities	5,432,595	49,954	5,482,549
Long-term debt	2,023,448	—	2,023,448
Long-term deferred tax liabilities	333,221	(3,241)	329,980	a, c
Other liabilities	278,667	(1,362)	277,305	a
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	—	2,264,038
Equity certificates	4,341,649	—	4,341,649
Accumulated other comprehensive loss	(183,670)	3,310	(180,360)	a, c
Capital reserves	1,471,217	(203,409)	1,267,808	a, c
Total CHS Inc. equities	7,893,234	(200,099)	7,693,135
Noncontrolling interests	12,591	(86)	12,505	a
Total equities	7,905,825	(200,185)	7,705,640
Total liabilities and equities	$15,973,756	$(154,834)	$15,818,922

As of August 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $174.1 million reduction of total assets, a $39.1 million reduction of current liabilities, a $27.5 million increase of long-term liabilities, and a $162.4 million reduction of total equities. The reduction of total assets related primarily to the elimination of $156.0 million of long-term derivative assets, an approximate $16.0 million reduction of goodwill which was triggered by the lower earnings associated with this restatement with the impairment charge recorded during fiscal 2015 and the elimination of $12.9 million of current derivative assets that had been recorded as assets on the Consolidated Balance Sheet. The decreases of total assets were partially offset by related adjustments, including an $8.9 million increase of prepaid income taxes resulting from the income tax impact of the freight misstatement and the recognition of a $1.5 million prepaid freight capacity balance. The decrease of total current liabilities related primarily to an $18.0 million reduction of current derivative liabilities and a $21.1 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement. The increase of long-term liabilities resulted from a $28.9 million increase of long-term deferred tax liabilities, which was partially offset by a $1.4 million reduction of long-term derivative liabilities. The decrease of total equities related primarily to the elimination of the derivative assets and liabilities described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) None

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of certain income tax adjustments on prepaid income taxes, income taxes payable and deferred income taxes. The misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the impact of income tax adjustments resulted in a $19.3 million increase of total assets, an $89.1 million increase of current liabilities, a $32.1 million decrease of long-term liabilities and a $37.7 million decrease of total equities.

The increase of total assets related primarily to a $49.2 million increase of inventory with a corresponding increase to accounts payable that resulted from a misclassification adjustment for certain items previously included within a contra-inventory account to accounts payable. The increased inventories were partially offset by a $24.1 million misclassification adjustment to decrease inventory and increase accounts receivable as a result of a timing difference related to the settlement of a single ocean vessel. The increase of total assets was partially offset by a $28.1 million decrease of prepaid income taxes associated with the correction of other misstatements identified during fiscal 2017 and other periods.

The increase of current liabilities related primarily to the $49.2 million increase of accounts payable as a result of a misclassification adjustment for certain items previously included within a contra-inventory account to accounts payable and a $38.6 million increase of accrued expenses. The increase of accrued expenses primarily resulted from the recognition of a $24.9 million accrued income tax balance associated with the correction of other misstatements identified during fiscal 2017 and other periods. Additionally, $13.7 million of accrued expenses were recorded in relation to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The decrease of long-term liabilities related to a $32.1 million decrease of long-term deferred tax liabilities that arose from the correction of other misstatements identified during fiscal 2017 and other periods.

The $37.7 million decrease of total equities was primarily related to the $20.6 million net impact on income tax accounts and the recognition of $13.7 million of additional accrued expenses due to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2017			For the Year Ended August 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$31,934,751	$102,675	$32,037,426	$30,347,203	$8,057	$30,355,260	a, b, c
Cost of goods sold	30,985,510	157,256	31,142,766	29,387,910	(1,395)	29,386,515	a, b, c
Gross profit	949,241	(54,581)	894,660	959,293	9,452	968,745
Marketing, general and administrative	604,359	7,648	612,007	601,261	5	601,266	c
Reserve and impairment charges (recoveries), net	456,679	—	456,679	47,836	27,200	75,036	c
Operating earnings (loss)	(111,797)	(62,229)	(174,026)	310,196	(17,753)	292,443
(Gain) loss on disposal of business	—	2,190	2,190	—	—	—	c
Interest expense	171,239	—	171,239	113,704	—	113,704
Other (income) loss	(90,846)	(9,105)	(99,951)	(47,609)	—	(47,609)	c
Equity (income) loss from investments	(137,338)	—	(137,338)	(175,777)	—	(175,777)
Income (loss) before income taxes	(54,852)	(55,314)	(110,166)	419,878	(17,753)	402,125
Income tax expense (benefit)	(182,075)	951	(181,124)	(4,091)	23,190	19,099	a, c
Net income (loss)	127,223	(56,265)	70,958	423,969	(40,943)	383,026
Net income (loss) attributable to noncontrolling interests	(634)	—	(634)	(223)	—	(223)
Net income (loss) attributable to CHS Inc.	$127,857	$(56,265)	$71,592	$424,192	$(40,943)	$383,249

For the year ended August 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $38.1 million reduction of income before income taxes and a $47.3 million reduction of net income. These adjustments related primarily to a $38.1 million increase of cost of goods sold and a $9.2 million increase of income tax expense resulting from the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $35.7 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $17.2 million decrease of income before income taxes and a $9.0 million decrease of net income. The $17.2 million decrease of income before income taxes related to a $12.1 million increase of cost of goods sold due to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018, a $2.6 million combined increase in cost of goods sold and marketing, general and administrative expenses for postretirement benefit plan activity that resulted from a timing difference associated with recording certain benefit plan expenses and a $2.5 million increase of costs of goods sold related to the valuation of crack spread derivatives. An income tax benefit of $8.2 million partially offset the decrease of income before income taxes and was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $138.4 million increase of revenues, a $138.3 million increase of cost of goods sold, a $7.0 million increase of marketing, general and administrative expenses, a $2.2 million increase of loss on disposal of business and a $9.1 million increase of other income.

For the year ended August 31, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $15.7 million reduction of income before income taxes and a $9.9 million reduction of net income. These adjustments related to a $15.7 million increase of cost of goods sold and a $5.8 million income tax benefit resulting from the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $57.5 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
The correction of other misstatements resulted in a $2.1 million decrease of income before income taxes and a $31.0 million decrease of net income. The $2.1 million decrease of income before income taxes related to a $1.7 million increase of cost of goods sold due to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018 and a $0.4 million increase of costs of goods sold related to the valuation of crack spread derivatives. In addition to the decrease of income before income taxes, additional income tax expense of $29.0 million was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses between businesses. These adjustments resulted in a $65.6 million increase of revenues, a $38.4 million increase of cost of goods sold and a $27.2 million increase of reserve and impairment charges (recoveries), net.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended August 31, 2017			For the Year Ended August 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$127,223	$(56,265)	$70,958	$423,969	$(40,943)	$383,026	a, b, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	30,100	2,602	32,702	6,583	—	6,583	c
Unrealized net gain (loss) on available for sale investments	4,385	—	4,385	1,500	—	1,500
Cash flow hedges	2,242	—	2,242	(3,872)	—	(3,872)
Foreign currency translation adjustment	(8,671)	512	(8,159)	(1,730)	(1,174)	(2,904)	a
Other comprehensive income (loss), net of tax	28,056	3,114	31,170	2,481	(1,174)	1,307
Comprehensive income	155,279	(53,151)	102,128	426,450	(42,117)	384,333
Less comprehensive income attributable to noncontrolling interests	(634)	—	(634)	(223)	—	(223)
Comprehensive income attributable to CHS Inc.	$155,913	$(53,151)	$102,762	$426,673	$(42,117)	$384,556

For the year ended August 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $47.3 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2017, above. The adjustment related to foreign currency translation relates to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None

Other misstatements
(c) The correction of other misstatements resulted in a $9.0 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2017, above. The adjustment related to postretirement benefit plan activity relates to a timing difference associated with recording certain benefit plan expenses.

For the year ended August 31, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $9.9 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2016, above. The adjustment related to foreign currency translation relates to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None

Other misstatements
(c) The correction of other misstatements resulted in a $31.0 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2016, above.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	For the Years Ended August 31, 2017, 2016, and 2015
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2015 (As previously reported)	$3,793,897	$23,057	$282,928	$2,167,540	$(214,207)	$1,604,670	$11,526	$7,669,411
Cumulative restatement adjustments	—	—	—	—	1,370	(119,237)	(105)	(117,972)
Balances, August 31, 2015 (As restated)	$3,793,897	$23,057	$282,928	$2,167,540	$(212,837)	$1,485,433	$11,421	$7,551,439

Balances, August 31, 2016 (As previously reported)	$3,932,513	$22,894	$281,767	$2,244,132	$(211,726)	$1,582,380	$14,290	$7,866,250
Cumulative restatement adjustments	(13,802)	—	—	—	196	(93,381)	(104)	(107,091)
Balances, August 31, 2016 (As restated)	$3,918,711	$22,894	$281,767	$2,244,132	$(211,530)	$1,488,999	$14,186	$7,759,159

Balances, August 31, 2017 (As previously reported)	$3,906,426	$29,836	$405,387	$2,264,038	$(183,670)	$1,471,217	$12,591	$7,905,825
Cumulative restatement adjustments	—	—	—	—	3,310	(203,409)	(86)	(200,185)
Balances, August 31, 2017 (As restated)	$3,906,426	$29,836	$405,387	$2,264,038	$(180,360)	$1,267,808	$12,505	$7,705,640

As of August 31, 2017, 2016, and 2015

The decrease of total equities for each restated period was driven primarily by the elimination of derivative assets and liabilities associated with the freight derivatives and related misstatements. Adjustments for the freight derivatives and related misstatements resulted in a $162.4 million reduction of total equities as of August 31, 2017, a $115.7 million reduction of total equities as of August 31, 2016, and a $104.6 million reduction of total equities as of August 31, 2015.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended August 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$127,223	$(56,265)	$70,958	a, b, c
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	480,223	—	480,223
Amortization of deferred major repair costs	67,058	—	67,058
Equity (income) loss from investments	(137,338)	—	(137,338)
Distributions from equity investments	213,352	—	213,352
Provision for doubtful accounts	177,969	—	177,969
(Gain) loss on disposal of business	—	2,190	2,190	c
Unrealized (gain) loss on crack spread contingent liability	(15,051)	—	(15,051)
Long-lived asset impairment, net of recoveries	145,042	—	145,042
Reserve against supplier advance payments	130,705	—	130,705
Deferred taxes	(175,914)	(18,553)	(194,467)	a, c
Other, net	24,044	(3,871)	20,173
Changes in operating assets and liabilities, net of acquisitions:
Receivables	121,630	25,158	146,788	b, c
Inventories	(293,549)	(39,930)	(333,479)	b, c
Derivative assets	126,824	(12,801)	114,023	a, b, c
Margin and related deposits	104,214	(6,410)	97,804	b, c
Supplier advance payments	(34,583)	631	(33,952)	b
Other current assets and other assets	(66,119)	15,390	(50,729)	a, c
Customer margin deposits and credit balances	(50,920)	—	(50,920)
Customer advance payments	(528)	(801)	(1,329)	b, c
Accounts payable and accrued expenses	197,445	30,522	227,967	a, b, c
Derivative liabilities	(183,287)	50,864	(132,423)	a, b, c
Other liabilities	(25,446)	—	(25,446)
Net cash provided by (used in) operating activities	932,994	(13,876)	919,118
Cash flows from investing activities:
Acquisition of property, plant and equipment	(444,397)	—	(444,397)
Proceeds from disposition of property, plant and equipment	19,541	—	19,541
Expenditures for major repairs	(2,340)	—	(2,340)
Investments in joint ventures and other	(16,645)	—	(16,645)
Changes in CHS Capital notes receivable, net	322	—	322
Financing extended to customers	(67,225)	—	(67,225)
Payments from customer financing	88,154	—	88,154
Other investing activities, net	17,549	—	17,549
Net cash provided by (used in) investing activities	(405,041)	—	(405,041)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	37,295,236	—	37,295,236
Payments on lines of credit, long-term borrowings and capital lease obligations	(37,580,959)	(3,052)	(37,584,011)	c
Mandatorily redeemable noncontrolling interest payments	—	—	—
Preferred stock dividends paid	(167,642)	—	(167,642)
Redemptions of equities	(35,268)	—	(35,268)
Cash patronage dividends paid	(103,879)	—	(103,879)
Other financing activities, net	(28,681)	5,987	(22,694)	c
Net cash provided by (used in) financing activities	(621,193)	2,935	(618,258)
Effect of exchange rate changes on cash and cash equivalents	(4,694)	(19)	(4,713)
Net increase (decrease) in cash and cash equivalents	(97,934)	(10,960)	(108,894)
Cash and cash equivalents at beginning of period	279,313	10,960	290,273	c
Cash and cash equivalents at end of period	$181,379	$—	$181,379

For the year ended August 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $47.3 million reduction of net income for the year ended August 31, 2017. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2017, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and 2016, resulted in certain misclassifications between line items in the Consolidated Statements of Cash Flows; however, none of the freight derivatives and related misstatements impacted the classifications between operating, investing or financing activities. Refer to descriptions of the adjustments and their impact on the Consolidated Balance Sheet in the Consolidated Balance Sheet section as of August 31, 2017, above.

Intercompany misstatements
(b) The correction of intercompany misstatements did not impact net income for the year ended August 31, 2017; however, the impact of adjustments to the Consolidated Balance Sheets as of August 31, 2017, and 2016, resulted in certain misclassification adjustments between line items in the Consolidated Statements of Cash Flows. None of the intercompany misstatements impacted the classifications between operating, investing or financing activities within the Consolidated Statements of Cash Flows.

Other misstatements
(c) The correction of other misstatements resulted in a $9.0 million decrease of net income for the year ended August 31, 2017. Refer to further details of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2017, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and 2016, resulted in certain misclassification adjustments between line items in the Consolidated Statements of Cash Flows. As a result, two misclassification adjustments were made between operating and financing activities, including a $3.1 million reduction of notes payable resulted from a duplicative entry and the misclassification of a $6.0 million negative cash balance associated with a timing difference for the application of in-transit cash. Refer to descriptions of the adjustments and their impact on the Consolidated Balance Sheet in the Consolidated Balance Sheet section as of August 31, 2017, above.

Additionally, an adjustment of $11.0 million was recorded to the opening cash balance, which related to a timing difference associated with the application of in-transit cash. Refer to the Consolidated Statement of Cash Flows for the year ended August 31, 2016, below for further details.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended August 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$423,969	$(40,943)	$383,026	a, b, c
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	447,492	—	447,492
Amortization of deferred major repair costs	73,483	—	73,483
Equity (income) loss from investments	(175,777)	—	(175,777)
Distributions from equity investments	178,464	—	178,464
Provision for doubtful accounts	57,200	—	57,200
Unrealized (gain) loss on crack spread contingent liability	(60,931)	—	(60,931)
Long-lived asset impairment, net of recoveries	27,247	—	27,247
Reserve against supplier advance payments	—	—	—
Deferred taxes	(24,178)	52,368	28,190	a, c
Other, net	(15,444)	—	(15,444)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	46,405	(44,835)	1,570	b, c
Inventories	338,662	14,910	353,572	b, c
Derivative assets	(20,257)	50,079	29,822	a, b, c
Margin and related deposits	(37,115)	6,410	(30,705)	b, c
Supplier advance payments	44,047	(632)	43,415	b
Other current assets and other assets	120,993	7,610	128,603	a, c
Customer margin deposits and credit balances	20,841	—	20,841
Customer advance payments	5,664	(12,743)	(7,079)	b, c
Accounts payable and accrued expenses	(129,259)	(328)	(129,587)	a, b, c
Derivative liabilities	36,283	(34,840)	1,443	a, b, c
Other liabilities	(94,291)	—	(94,291)
Net cash provided by (used in) operating activities	1,263,498	(2,944)	1,260,554
Cash flows from investing activities:
Acquisition of property, plant and equipment	(692,780)	—	(692,780)
Proceeds from disposition of property, plant and equipment	13,417	—	13,417
Expenditures for major repairs	(19,610)	—	(19,610)
Investments in joint ventures and other	(2,855,218)	—	(2,855,218)
Changes in CHS Capital notes receivable, net	(209,902)	—	(209,902)
Financing extended to customers	(82,302)	—	(82,302)
Payments from customer financing	35,188	—	35,188
Other investing activities, net	64,236	—	64,236
Net cash provided by (used in) investing activities	(3,746,971)	—	(3,746,971)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	31,586,968	—	31,586,968
Payments on lines of credit, long-term borrowings and capital lease obligations	(29,232,842)	—	(29,232,842)
Mandatorily redeemable noncontrolling interest payments	(153,022)	—	(153,022)
Preferred stock dividends paid	(163,324)	—	(163,324)
Redemptions of equities	(23,911)	—	(23,911)
Cash patronage dividends paid	(251,740)	—	(251,740)
Other financing activities, net	52,067	—	52,067
Net cash provided by (used in) financing activities	1,814,196	—	1,814,196
Effect of exchange rate changes on cash and cash equivalents	(5,223)	—	(5,223)
Net increase (decrease) in cash and cash equivalents	(674,500)	(2,944)	(677,444)
Cash and cash equivalents at beginning of period	953,813	13,904	967,717	c
Cash and cash equivalents at end of period	$279,313	$10,960	$290,273

For the year ended August 31, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $9.9 million reduction of net income for the year ended August 31, 2016. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2016, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2016, and 2015, resulted in certain misclassification adjustments between operating activity line items in the Consolidated Statements of Cash Flows; however, none of the freight derivatives and related misstatements impacted the classifications between operating, investing or financing activities. Refer to descriptions of the adjustments and their impact on the Consolidated Balance Sheets in the Consolidated Balance Sheet section as of August 31, 2017, and 2016, above.

Intercompany misstatements
(b) The correction of intercompany misstatements did not impact net income for the year ended August 31, 2016; however, the impact of adjustments to the Consolidated Balance Sheet as of August 31, 2016, resulted in certain misclassification adjustments between operating activity line items in the Consolidated Statements of Cash Flows. None of the intercompany misstatements impacted the classifications between operating, investing or financing activities within the Consolidated Statements of Cash Flows.

Other misstatements
(c) The correction of other misstatements resulted in a $31.0 million decrease of net income for the year ended August 31, 2016. Refer to further details of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the year ended August 31, 2016, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2016, and 2015, resulted in certain misclassification adjustments between operating activity line items within Consolidated Statements of Cash Flows and a $2.9 million reduction of cash that resulted from a timing difference for the application of in-transit cash; however, none of the other misstatements impacted the classifications between operating, investing or financing activities. Refer to descriptions of the adjustments and their impact on the Consolidated Balance Sheets in the Consolidated Balance Sheet section as of August 31, 2017, and 2016, above.

Additionally, an adjustment of $13.9 million was recorded to the opening cash balance, which related to a timing difference associated with the application of in-transit cash during the prior year.

Note 3        Receivables

Receivables as of August 31, 2018, and 2017, are as follows:

	2018	(As Restated) 2017
	(Dollars in thousands)
Trade accounts receivable	$1,578,764	$1,258,644
CHS Capital short-term notes receivable	569,379	164,807
Deferred purchase price receivable	—	202,947
Other	534,071	491,496
	2,682,214	2,117,894
Less allowances and reserves	221,813	225,726
Total receivables	$2,460,401	$1,892,168

Trade Accounts

Trade accounts receivable are initially recorded at a selling price, which approximates fair value, upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with and the economic status of our customers. Receivables from related parties are disclosed in Note 17, Related Party Transactions.

During the third quarter of fiscal 2017, a trading partner of ours in Brazil entered bankruptcy-like proceedings under Brazilian law, resulting in a $98.7 million increase to our accounts receivable reserve. We also recorded a reserve of approximately $130.7 million related to supplier advance payments held by this trading partner, which is included in supplier advance payments in the Consolidated Balance Sheets. We initiated efforts to recover these losses during fiscal 2017 and we recorded a recovery of approximately $20.8 million during the fourth quarter of fiscal 2018 within reserve and impairment charges (recoveries), net in the Consolidated Statements of Operations. We continue to pursue additional recoveries in relation to these losses; however, additional recoveries are not estimable and have not been recorded as of the date of this Annual Report on Form 10-K.

CHS Capital

Notes Receivable

CHS Capital, our wholly-owned subsidiary, has short-term notes receivable from commercial and producer borrowers. The short-term notes receivable have maturity terms of 12 months or less and are reported at their outstanding unpaid principal balances, adjusted for the allowance of loan losses, as CHS Capital has the intent and ability to hold the applicable loans for the foreseeable future or until maturity or pay-off. The carrying value of CHS Capital short-term notes receivable approximates fair value given the notes' short-term duration and the use of market pricing adjusted for risk.

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

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $203.0 million and $17.0 million at August 31, 2018, and 2017, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2018, and 2017, the commercial notes represented 40% and 17%, respectively, and the producer notes represented 60% and 83%, respectively, of the total CHS Capital notes receivable. The increase in short-term and long-term notes receivable is the result of the activities described within the Sale of Receivables section below.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2018, CHS Capital's customers have additional available credit of $706.3 million.

Allowance for Loan Losses and Impairments

CHS Capital maintains an allowance for loan losses which is the estimate of potential incurred losses inherent in the loans receivable portfolio. In accordance with FASB ASC 450-20, Accounting for Loss Contingencies, and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the allowance for loan losses consists of general and specific components. The general component is based on historical loss experience and qualitative factors addressing operational risks and industry trends. The specific component relates to loans receivable that are classified as impaired. Additions to the allowance for loan losses are reflected within reserve and impairment charges (recoveries), net in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2018, or August 31, 2017, and specific and general loan loss reserves related to CHS Capital notes were not material as of either date.

Interest Income

Interest income is recognized on the accrual basis using a method that computes simple interest on a daily basis. The accrual of interest on commercial loans receivable is discontinued at the time the receivable is 90 days past due unless the credit is well-collateralized and in process of collection. Past due status is based on contractual terms of the loan. Producer loans receivable are placed in non-accrual status based on estimates and analysis due to the annual debt service terms inherent to CHS Capital’s producer loans. In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

During the third quarter of fiscal 2017, CHS Capital concluded a transaction with a single producer borrower whereby CHS Capital obtained from the borrower title to approximately 14,000 acres of land and improvements that, prior to the transaction, was owned by the borrower and served as collateral for the outstanding loans to CHS Capital. The amount corresponding to the fair value of the land and improvements was credited against the notes receivable from this single producer borrower. As a result of this arrangement, all remaining outstanding notes receivable balances and corresponding reserves related to this single producer borrower were removed from the balance sheet of CHS Capital, with no incremental impact to the Consolidated Statements of Operations. During the first quarter of fiscal 2018, CHS Capital sold all rights to the outstanding notes receivable which had been previously removed from the balance sheet as they were deemed uncollectible. Through this sale, we realized a small recovery in the first quarter of fiscal year 2018. As of August 31, 2018, and 2017, CHS Capital had no other significant troubled debt restructurings and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable.

Sale of Receivables

Receivables Securitization Facility

On June 28, 2018, we amended an existing receivables and loans securitization facility (“Securitization Facility”) with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries sell trade accounts and notes receivable (the “Receivables”) to Cofina Funding, LLC (“Cofina”), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the purchased Receivables to the Purchasers. During the period from July 2017 through the amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing, and the Receivables sold were derecognized from its Consolidated Balance Sheets. Under the terms of the amended Securitization Facility, the transfer of Receivables is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes. The Securitization Facility terminates on June 17, 2019, but may be extended.

The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. Sales of Receivables by Cofina occur continuously and are settled with the Purchasers on a monthly basis. As of August 31, 2018, and 2017, the total availability under the Securitization Facility was $645.0 million and $618.0 million, respectively, of which all had been utilized. Prior to amending the Securitization Facility in June 2018, the proceeds from the sale of these Receivables were comprised of a combination of cash and a deferred purchase price (“DPP”) receivable. The DPP receivable was ultimately realized by CHS following the collection of the underlying Receivables sold to the Purchasers.

At the time of the amendment to the Securitization Facility in June 2018, $1.0 billion of Receivables and $634.0 million of securitized debt were recognized and a DPP receivable of $386.9 million was removed from the Consolidated Balance Sheets. At the time of a previous amendment to the Securitization Facility in July 2017, $1.1 billion of Receivables and $554.0 million of securitized debt were removed from the Consolidated Balance Sheets and a DPP receivable of $580.5 million was recognized. These amounts have been reflected as non-cash transactions in the Consolidated Statements of Cash Flows and disclosed within Note 16, Supplemental Cash Flow and Other Information.

Prior to its derecognition during June 2018, the fair value of the DPP receivable was determined by discounting the expected cash flows to be received based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. Refer to Note 14, Fair Value Measurements, for details related to the fair value measurement of the DPP receivable.

The following table is a reconciliation of the beginning and ending balances of the DPP receivable, including the long-term portion included in other assets, for the years ended August 31, 2018, and 2017:

	2018	2017
	(Dollars in thousands)
Balance - beginning of year	$548,602	$—
Cash collections on DPP receivable	(10,961)	—
Transfer of receivables	(386,900)	580,509
Monthly settlements, net	(169,827)	(31,907)
Fair value adjustment	19,086	—
Balance - end of year	$—	$548,602

Loan Participations

During fiscal 2018 CHS Capital sold $64.1 million of notes receivable to numerous counterparties under a master participation agreement. The sale resulted in the removal of the notes receivable from the Consolidated Balance Sheet. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. The proceeds from the sale of the notes receivable have been included in investing activities in the Consolidated Statement of Cash Flows. Fees received related to the servicing of the notes receivables are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered, and accordingly have recorded no servicing asset or liability.

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

Note 4        Inventories

Inventories as of August 31, 2018, and 2017, are as follows:

	2018	(As Restated) 2017
	(Dollars in thousands)
Grain and oilseed	$1,298,522	$1,121,141
Energy	715,161	755,886
Crop nutrients	246,326	248,699
Feed and farm supplies	391,906	402,293
Processed grain and oilseed	99,426	49,723
Other	17,308	23,862
Total inventories	$2,768,649	$2,601,604

As of August 31, 2018, we valued approximately 16% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (19% as of August 31, 2017). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $345.0 million and $186.2 million as of August 31, 2018, and 2017, respectively.

Note 5        Investments

Investments as of August 31, 2018, and 2017, are as follows:

	2018	2017
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,735,073	$2,756,076
Ventura Foods, LLC	360,150	347,016
Ardent Mills, LLC	205,898	206,529
Other equity method investments	288,016	309,767
Cost method and other investments	122,788	131,605
Total investments	$3,711,925	$3,750,993

Joint ventures and other investments in which we have significant ownership and influence but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen, Ventura Foods, and Ardent Mills, LLC ("Ardent Mills"), which are summarized below.

CF Nitrogen

On February 1, 2016, we invested $2.8 billion in CF Nitrogen, commencing our strategic venture with CF Industries Holdings, Inc. The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We also entered into an 80-year supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semi-annual cash distributions. For the years ended August 31, 2018, and 2017, these amounts were $106.9 million and $66.5 million, respectively, and are included as equity income from investments in our Nitrogen Production segment.

The following tables provide aggregate summarized financial information for CF Nitrogen for the balance sheets as of August 31, 2018, and 2017, and the statements of operations for the twelve months ended August 31, 2018, and 2017, and the seven months ended August 31, 2016:

	2018	2017
	(Dollars in thousands)
Current assets	$576,076	$394,089
Non-current assets	7,447,594	7,314,629
Current liabilities	215,104	390,206
Non-current liabilities	71	6

	2018	2017	2016
	(Dollars in thousands)
Net sales	$2,449,695	$2,051,159	$1,027,142
Gross profit	423,612	195,142	243,911
Net earnings	401,295	123,965	186,665
Earnings attributable to CHS Inc.	106,895	66,530	74,700

Ventura Foods and Ardent Mills

We have a 50% interest in Venture Foods which is a joint venture that produces and distributes primarily vegetable oil-based products and we have a 12% interest in Ardent Mills, which is a joint venture with Cargill Incorporated ("Cargill") and ConAgra Foods, Inc., which combines the North American flour milling operations of the three parent companies. We account for Ventura Foods and Ardent Mills as equity method investments included in Corporate and Other.

The following tables provide aggregate summarized financial information for our equity method investments in Ventura Foods and Ardent Mills for balance sheets as of August 31, 2018, and 2017, and statements of operations for the twelve months ended August 31, 2018, 2017 and 2016:

	2018	2017
	(Dollars in thousands)
Current assets	$1,462,590	$1,483,384
Non-current assets	2,331,295	2,358,434
Current liabilities	671,928	685,462
Non-current liabilities	693,360	765,078

	2018	2017	2016
	(Dollars in thousands)
Net sales	$5,882,035	$5,762,849	$5,694,622
Gross profit	601,927	673,329	677,920
Net earnings	226,776	265,126	265,025
Earnings attributable to CHS Inc.	46,069	60,716	88,936

Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 6        Property, Plant and Equipment

As of August 31, 2018, and 2017, major classes of property, plant and equipment, which include capital lease assets, consisted of the amounts in the table below.

	2018	2017
	(Dollars in thousands)
Land and land improvements	$341,767	$357,829
Buildings	1,034,860	1,030,478
Machinery and equipment	7,199,509	6,950,435
Office equipment and other	316,946	235,361
Construction in progress	204,207	327,682
	9,097,289	8,901,785
Less accumulated depreciation and amortization	3,955,570	3,545,351
Total property, plant and equipment	$5,141,719	$5,356,434

We have various assets under capital leases totaling $50.0 million and $58.2 million as of August 31, 2018, and 2017, respectively. Accumulated amortization on assets under capital leases was $18.9 million and $27.4 million as of August 31, 2018, and 2017, respectively.

The following is a schedule by fiscal year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2018:

(Dollars in thousands)
2019	$4,845
2020	4,595
2021	4,197
2022	3,593
2023	3,427
Thereafter	7,936
Total minimum future lease payments	28,593
Less amount representing interest	3,313
Present value of net minimum lease payments	$25,280

During fiscal 2017, our Ag segment recorded an impairment charge of $30.4 million from the reduction in the fair value of agricultural assets held, which was determined using a market-based approach. In addition, our Energy segment recorded an impairment charge of $32.7 million associated with the cancellation of a capital project during fiscal 2017. These impairments were included in the reserve and impairment charges (recoveries), net line of the Consolidated Statements of Operations.

Depreciation expense, including amortization of capital lease assets, for the years ended August 31, 2018, 2017, and 2016, was $475.8 million, $475.9 million and $437.6 million, respectively.

Note 7        Other Assets

Other assets as of August 31, 2018, and 2017, are as follows:

	2018	(As Restated) 2017
	(Dollars in thousands)
Goodwill	$138,464	$138,454
Customer lists, trademarks and other intangible assets	29,338	33,330
Notes receivable	211,986	51,586
Deferred purchase price receivable	—	345,655
Long-term derivative assets	23,084	40,897
Prepaid pension and other benefits	101,539	122,433
Capitalized major maintenance	130,780	105,006
Cash value life insurance	123,010	118,677
Other	76,128	124,343
	$834,329	$1,080,381

Changes in the net carrying amount of goodwill for the years ended August 31, 2018, and 2017, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2016 - As previously reported	$552	$148,916	$10,946	$160,414
Cumulative restatement adjustments	—	(16,130)	—	(16,130)
Balances, August 31, 2016 - As restated	552	132,786	10,946	144,284
Effect of foreign currency translation adjustments	—	352	—	352
Impairment	—	(5,542)	—	(5,542)
Other	—	(268)	(372)	(640)
Balances, August 31, 2017 - As restated	$552	$127,328	$10,574	$138,454
Effect of foreign currency translation adjustments	—	10	—	10
Other	—	—	—	—
Balances, August 31, 2018	$552	$127,338	$10,574	$138,464

No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method.

All long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangible assets, are evaluated for impairment in accordance with U.S. GAAP. Goodwill is evaluated for impairment annually as of July 31. All long-lived assets, including goodwill, are also evaluated for impairment whenever triggering events or other circumstances indicate that the carrying amount of an asset group or reporting unit may not be recoverable. No material impairments related to long-lived assets were recorded, and no goodwill impairments were identified as a result of CHS’s annual goodwill analyses performed as of July 31, 2018.
During the year ended August 31, 2017, certain assets and liabilities associated with a disposal group in our Ag segment were classified as held for sale, including $5.5 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of impairment tests performed over the disposal group, impairment charges of $78.8 million, which includes the allocated goodwill, were recorded in the reserve and impairment charges (recoveries), net line item in the Consolidated Statements of Operations for the year ended August 31, 2017. The disposal group assets were sold during the year ended August 31, 2018, and the related recoveries were recorded in the reserve and impairment charges (recoveries), net line item in the Consolidated Statements of Operations.
Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets included in other assets on our Consolidated Balance Sheets is as follows:

	August 31, 2018			August 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$40,815	$(13,082)	$27,733	$46,180	$(14,695)	$31,485
Trademarks and other intangible assets	6,536	(4,931)	1,605	23,623	(21,778)	1,845
Total intangible assets	$47,351	$(18,013)	$29,338	$69,803	$(36,473)	$33,330

Intangible asset amortization expense for the years ended August 31, 2018, 2017, and 2016, was $3.4 million, $4.3 million and $6.1 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
2019	$3,355
2020	3,272
2021	3,201
2022	2,989
2023	2,910
Thereafter	13,515
Total	$29,242

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2018, 2017, and 2016, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2018	$105,006	$87,460	$(61,686)	$130,780
2017	169,054	3,010	(67,058)	105,006
2016	241,588	949	(73,483)	169,054

Note 8        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2018.

Notes Payable

Notes payable as of August 31, 2018, and 2017, consisted of the following:

	Weighted-average Interest Rate
	2018	(As Restated) 2017	2018	(As Restated) 2017
			(Dollars in thousands)
Notes payable	3.50%	2.40%	$1,437,264	$1,695,423
CHS Capital notes payable	2.82%	1.90%	834,932	289,740
Total notes payable			$2,272,196	$1,985,163

Our primary committed line of credit is a five-year, unsecured revolving credit facility with a syndication of domestic and international banks.
We maintain a series of uncommitted bilateral facilities that are renewed annually. Amounts borrowed under these short-term credit facilities are used to fund our working capital. The following table summarizes our primary lines of credit as of August 31, 2018, and 2017:

Primary Revolving Credit Facilities	Fiscal Year of Maturity	Total Capacity	Borrowings Outstanding		Interest Rates
		2018	2018	2017
		(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$—	$480,000	LIBOR or Base Rate +0.00% to 1.45%
Uncommitted Bilateral Facilities	2019	515,000	515,000	350,000	LIBOR or Base Rate +0.00% to 1.20%
In addition to our primary revolving lines of credit, we have a three-year $315.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products which expires in April 2020. As of August 31, 2018, the outstanding balance under the facility was $181.1 million.

As of August 31, 2018, our wholly-owned subsidiaries, CHS Europe S.a.r.l. and CHS Agronegocio, had uncommitted lines of credit with $454.1 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $279.4 million outstanding as of August 31, 2018, of which $40.5 million was collateralized.

Miscellaneous short-term notes payable totaled $7.4 million as of August 31, 2018.

CHS Capital Notes Payable

On June 28, 2018, we amended our Securitization Facility with the Purchasers. Under the Securitization Facility, we and certain of our subsidiaries sell Receivables to Cofina, a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the purchased Receivables to the Purchasers. During the period from July 2017 through the amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing, and the Receivables sold were derecognized from its Consolidated Balance Sheets. Under the terms of the amended Securitization Facility, the transfer of Receivables is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes. The Securitization Facility terminates on June 17, 2019, but may be extended. See Note 3, Receivables for additional information.

CHS Capital has available credit under master participation agreements with several counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 2.22% to 3.72% as of August 31, 2018. As of August 31, 2018, the total funding commitment under these agreements was $36.0 million, of which $6.3 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. The total outstanding commitments under the program totaled $180.9 million as of August 31, 2018, of which $98.3 million was borrowed under these commitments with an interest rate of 3.22%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 1.40% as of August 31, 2018, and are due upon demand. Borrowings under these notes totaled $69.3 million as of August 31, 2018.

Long-Term Debt

During the year ended August 31, 2018, we repaid approximately $208 million of long-term debt consisting of scheduled debt maturities and optional prepayments. There were no new material borrowings of long-term debt during fiscal 2018. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2018, and 2017, are presented in the table below.

	2018	2017
	(Dollars in thousands)
6.18% unsecured notes $400 million face amount, due in equal installments beginning in 2014 through 2018	$—	$80,000
5.60% unsecured notes $60 million face amount, due in equal installments beginning in 2012 through 2018	—	4,615
5.78% unsecured notes $50 million face amount, due in equal installments beginning in 2014 through 2018	—	10,000
4.00% unsecured notes $100 million face amount, due in equal installments beginning in 2017 through 2021	60,000	80,000
4.08% unsecured notes $130 million face amount, due in 2019 (a)	129,229	130,690
4.52% unsecured notes $160 million face amount, due in 2021 (a)	157,528	163,496
4.67% unsecured notes $130 million face amount, due in 2023 (a)	128,577	135,792
4.39% unsecured notes $152 million face amount, due in 2023	152,000	152,000
3.85% unsecured notes $80 million face amount, due in 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in 2025	145,213	149,293
4.82% unsecured notes $80 million face amount, due in 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in 2027	58,000	58,000
4.74% unsecured notes $95 million face amount, due in 2028	95,000	95,000
4.89% unsecured notes $100 million face amount, due in 2031	100,000	100,000
4.71% unsecured notes $100 million face amount, due in 2033	100,000	100,000
5.40% unsecured notes $125 million face amount, due in 2036	125,000	125,000
Private Placement debt	1,510,547	1,643,886
5.59% unsecured term loans from cooperative and other banks, due in equal installments beginning in 2013 through 2018	—	15,000
2.25% unsecured term loans from cooperative and other banks, due in 2025 (b)	366,000	430,000
Bank financing	366,000	445,000
Capital lease obligations	25,280	33,075
Other notes and contracts with interest rates from 1.30% to 15.25%	32,607	62,652
Deferred financing costs	(4,179)	(4,820)
Total long-term debt	1,930,255	2,179,793
Less current portion	167,565	156,345
Long-term portion	$1,762,690	$2,023,448
_______________________________________

(a)
We have entered into interest rate swaps designated as fair value hedging relationships with these notes. Changes in the fair value of the swaps are recorded each period with a corresponding adjustment to the carrying value of the debt. See Note 13, Derivative Financial Instruments and Hedging Activities for more information.

(b)	Borrowings are variable under the agreement and bear interest at a base rate (or a LIBO rate) plus an applicable margin.
As of August 31, 2018, the carrying value of our long-term debt approximated its fair value, which is estimated to be $1.8 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement). We have outstanding interest rate swaps designated as fair value hedges of select portions of our fixed-rate debt. During fiscal 2018, we recorded corresponding fair value adjustments of $18.7 million, which are included in the amounts in the table above. See Note 13, Derivative Financial Instruments and Hedging Activities for additional information.

In September 2015, we entered into a 10-year term loan with a syndication of banks. The agreement provides for committed term loans in an amount up to $600.0 million. As of August 31, 2018, $236.0 million was outstanding under this agreement. In June 2016, we amended the 10-year term loan so that $300.0 million of the $600.0 million loan balance possessed a revolving feature, whereby we were able to pay down and re-advance an amount up to the referenced $300.0 million. During fiscal 2017, we re-advanced $130.0 million under the revolving provision of the loan. As of August 31, 2018, $130.0 million was outstanding under this agreement. Principal on the outstanding balances is payable in full in September 2025.
Long-term debt outstanding as of August 31, 2018, has aggregate maturities, excluding fair value adjustments and capital leases (see Note 6, Property, Plant and Equipment for a schedule of minimum future lease payments under capital leases), as follows:

(Dollars in thousands)
2019	$162,846
2020	30,671
2021	182,472
2022	65
2023	282,065
Thereafter	1,260,570
Total	$1,918,689

Interest expense for the years ended August 31, 2018, 2017, and 2016, was $149.2 million, $171.2 million and $113.7 million, respectively, net of capitalized interest of $6.7 million, $6.9 million and $30.3 million, respectively.

Note 9        Income Taxes

The provision for (benefit from) income taxes for the years ended August 31, 2018, 2017, and 2016 is as follows:

	2018	(As Restated) 2017	(As Restated) 2016
	(Dollars in thousands)
Current:
Federal	$15,576	$8,394	$(14,536)
State	7,041	(1,787)	2,427
Foreign	20,268	6,736	3,018
	42,885	13,343	(9,091)
Deferred:
Federal	(146,780)	(173,184)	34,753
State	(127)	(13,244)	(13,684)
Foreign	(54)	(8,039)	7,121
	(146,961)	(194,467)	28,190
Total	$(104,076)	$(181,124)	$19,099

The tax expense above for fiscal 2017 and 2016 are restatements of originally filed amounts to reflect necessary tax adjustments caused by restatements to pre-tax income for the relevant periods as well as to reflect certain tax only adjustments moved to or from other years. For fiscal 2017 and 2016, the adjustments to tax expense were $1.0 million and $23.2 million, respectively. In addition, the disclosures of deferred tax assets for fiscal 2017 discussed below similarly reflect restatements from originally filed amounts for changes in book income and tax only adjustments to or from previous years. The net deferred tax liability for fiscal 2017 reflects a total adjustment from originally filed for $3.7 million. All other disclosures reflect amounts after restatement.

Domestic income before income taxes was $717.4 million, $158.5 million, and $473.0 million for the years ended August 31, 2018, 2017, and 2016, respectively. Foreign income before income taxes was ($46.2) million, ($268.7) million, and ($70.9) million for the years ended August 31, 2018, 2017, and 2016, respectively.

On December 22, 2017, the Tax Act was enacted into law. The Tax Act provides for significant U.S. tax law changes that reduced our federal corporate statutory tax rate from 35% to 21% as of January 1, 2018. As a fiscal year-end taxpayer, our annual statutory federal corporate tax rate applicable to fiscal 2018 was a blended rate of 25.7%. Beginning in fiscal 2019, the annual statutory federal corporate tax rate will be 21%.

The Tax Act also requires companies to pay a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that were previously tax deferred ("transition tax") and creates new taxes on certain foreign sourced earnings. Foreign taxes have not historically had a material impact on our consolidated financial statements. The foreign impacts of the Tax Act are discussed below.

The Tax Act initially repealed the Domestic Production Activities Deduction ("DPAD") and enacted the Deduction for Qualified Business Income of Pass-Thru Entities ("QBI Deduction"); however, the Consolidated Appropriations Act, 2018 (the "Appropriations Act") enacted into law on March 23, 2018, impacted these deductions. The Appropriations Act modifies the QBI Deduction under Sec. 199A of the Tax Act to reenact DPAD for agricultural and horticultural cooperatives as it existed prior to the enactment of the Tax Act, and also modifies the QBI Deduction available to cooperative patrons as enacted by the Tax Act. All references to the Tax Act below include the modifications introduced by the Appropriations Act.

As discussed in Note 1, Organization, Basis of Presentation and Significant Accounting Policies, the FASB issued ASU 2018-05 during March 2018, which allows for entities to report provisional amounts for specific income tax effects associated with the Tax Act for which the accounting is not complete, but a reasonable estimate can be determined.

As of August 31, 2018, we have not finalized our work associated with the income tax effects of the enactment of the Tax Act; however, a reasonable estimate was provisionally recorded as a net benefit of $155.2 million from the revaluation of our U.S. net deferred tax liability that resulted from the reduced federal corporate tax rate and CHS being subject to the employee compensation deduction limitations imposed by Internal Revenue Code Section 162(m).

We have provisionally estimated that we will not have a transition tax liability; however, we continue to gather additional information and will refine that estimate, if necessary. Additionally, we continue to review the anticipated impacts of global intangible low-taxed income ("GILTI"), including whether its tax effects should be accounted for as an in-period or deferred tax expense. Due to the complexity of the GILTI tax rules and the dependency upon future results of our global operations and our global structure, we are currently unable to make a reasonable estimate of this provision and have not recorded any impact associated with GILTI in the tax rate for the year ended August 31, 2018.

Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. Deferred tax assets and liabilities as of August 31, 2018, and 2017, are as follows:

	2018	(As Restated) 2017
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$138,417	$227,877
Postretirement health care and deferred compensation	41,797	82,682
Tax credit carryforwards	154,240	169,549
Loss carryforwards	104,519	156,615
Nonqualified equity	178,046	140,009
Major maintenance	5,484	13,011
Other	83,580	83,138
Deferred tax assets valuation reserve	(230,373)	(289,082)
Total deferred tax assets	475,710	583,799
Deferred tax liabilities:
Pension	19,397	32,150
Investments	98,608	130,816
Property, plant and equipment	513,238	709,313
Other	26,828	40,323
Total deferred tax liabilities	658,071	912,602
Net deferred tax liabilities	$182,361	$328,803

We have total gross loss carry forwards of $531.1 million, of which $342.8 million will expire over periods ranging from fiscal 2019 to fiscal 2040. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carry forwards to amounts that we believe are more likely than not to be realized as of August 31, 2018. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. During fiscal 2018, valuation allowances related to foreign operations decreased by $33.8 million due to net operating loss carry forwards and other timing differences. CHS McPherson Refinery Inc. ("CHS McPherson") (formerly known as National Cooperative Refinery Association) gross state tax credit carry forwards for income tax were approximately $121.6 million and $172.9 million as of August 31, 2018, and 2017, respectively. During the year ended August 31, 2018, the valuation allowance for CHS McPherson decreased by $17.0 million, net of federal tax, due to a change in the amount of state tax credits that will be available for use and estimated to be utilized. The significant decrease in state tax credit carry forwards resulted from the CHS McPherson expansion project qualifying for an alternative Kansas state credit than the credit under which the project previously qualified. CHS McPherson's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis.

Our foreign tax credit of $11.2 million was generated in fiscal 2018 and will expire in ten years. Our alternative minimum tax credit of $6.1 million will not expire. Our general business credits of $61.2 million, comprised primarily of low sulfur diesel credits, will begin to expire on August 31, 2027 and our state tax credits of $121.6 million will begin to expire on August 31, 2019.

As of August 31, 2018, and 2017, net deferred tax assets of $0.4 million and $1.2 million were included in other assets, respectively.

The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2018, 2017, and 2016 is as follows:

	2018	(As Restated) 2017	(As Restated) 2016
Statutory federal income tax rate	25.7%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.7	12.1	0.3
Patronage earnings	(13.6)	91.7	(21.2)
Domestic production activities deduction	(8.4)	30.5	(12.1)
Export activities at rates other than the U.S. statutory rate	6.1	51.6	(3.0)
U.S. tax reform	(23.2)	—	—
Intercompany transfer of business assets	(6.1)	—	—
Increase in unrecognized tax benefits	6.8	—	—
Valuation allowance	(3.4)	(77.1)	25.4
Tax credits	0.7	22.8	(14.1)
Crack spread contingency	—	4.8	(5.3)
Other	(0.8)	(7.0)	(0.3)
Effective tax rate	(15.5)%	164.4%	4.7%

The primary drivers of the fiscal 2018 income tax benefit are the recognition of deferred benefits from the revaluation of our net deferred tax liability resulting from the Tax Act, the intercompany transfer of a business on December 1, 2017 and a current tax benefit from retaining a significant portion of the DPAD, which were partially offset by deferred tax expense from an increase in our unrecognized tax benefit as descried below.

The components of the income tax benefit disclosed as a percentage of income (loss) before income taxes in the reconciliation of the statutory federal income tax rate for the year ended August 31, 2017, were magnified because our fiscal 2017 income tax benefit was unusually large in relation to our income (loss) before income taxes. The primary drivers of the fiscal 2017 income tax benefit were the recognition of deferred tax benefits related to the issuance of non-qualified equity certificates for fiscal 2013 and 2014, which is disclosed within ‘Patronage earnings’ and U.S. and Brazil deductions related to the Brazilian trading partner loss, which are disclosed within ‘Statutory federal income tax rate’ and ‘Export activities at rates other than the U.S. statutory rate’, respectively, as well as a current tax benefit from retaining a significant portion of the DPAD. A significant income tax expense within the fiscal 2017 income tax benefit is an increase in the valuation allowance against deferred tax assets generated in the Brazilian trading partner loss and Kansas state tax credits.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2007 through 2017 remain subject to examination, at least for certain issues.

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

	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$37,830	$37,105	$72,181
Additions attributable to current year tax positions	3,640	725	1,387
Additions attributable to prior year tax positions	49,665	—	—
Reductions attributable to prior year tax positions	—	—	(36,463)
Balance at end of period	$91,135	$37,830	$37,105

During fiscal 2018, adverse judicial opinions received by other taxpayers with similar filing positions resulted in an increase to our unrecognized tax benefits primarily for excise tax credits related to the blending and sale of renewable fuels deducted from income taxes. During fiscal 2017, we increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes. During fiscal 2016, we decreased our unrecognized tax benefits due to a settlement with the Internal Revenue Service and increased our unrecognized tax benefits for excise tax credits related to the blending and sale of renewable fuels deducted for income taxes.

If we were to prevail on all positions taken in relation to uncertain tax positions, $83.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. However, we do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized $1.2 million for interest related to unrecognized tax benefits in our Consolidated Statement of Operations for the year ended August 31, 2018, and a related $1.2 million interest payable on our Consolidated Balance Sheet as of August 31, 2018. No interest or penalties were recognized in our Consolidated Statements of Operations for the years ended August 31, 2017, and 2016 and no interest payable was recorded on our Consolidated Balance Sheet as of August 31, 2017.

Note 10        Equities

In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year, and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or non-qualified capital equity certificates. Total patronage distributions for fiscal 2018 are estimated to be $420.3 million, with the qualified cash portion estimated to be $75.0 million and non-qualified equity distributions of $345.3 million. No portion of annual net earnings for fiscal 2018 will be issued in the form of qualified capital equity certificates. Patronage distributions in fiscal 2017 were $128.8 million, with no cash portion. The actual patronage distributions and cash portion for fiscal 2016, and 2015 were $257.5 million ($103.9 million in cash), and $627.2 million ($251.7 million in cash), respectively.

Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2018, 2017, and 2016 be added to our capital reserves.

Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for non-individuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. Beginning with fiscal 2017 patronage (for which distributions were made in fiscal 2018), CHS's redemption policy includes a redemption program for individuals similar to the one that was previously only available to non-individual members, subject to the CHS Board of Directors' overall discretion whether to redeem outstanding equity. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2018, that will be distributed in fiscal 2019, to be approximately $75.0 million. This amount is classified as a current liability on our August 31, 2018, Consolidated Balance Sheet. During the years ended August 31, 2018, 2017, and 2016, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $8.8 million, $35.3 million and $23.9 million, respectively.

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

Preferred Stock

The following is a summary of our outstanding preferred stock as of August 31, 2018, all shares of which are listed on the Global Select Market of Nasdaq:

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

We made dividend payments on our preferred stock of $168.7 million, $167.6 million, and $163.3 million, during the years ended August 31, 2018, 2017 and 2016, respectively. As of August 31, 2018, we have no authorized but unissued shares of preferred stock.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2018, 2017, and 2016 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain (Loss) on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2015, net of tax (As previously reported)	$(171,729)	$4,156	$(5,324)	$(41,310)	$(214,207)
Cumulative restatement adjustments	—	—	—	1,370	1,370
Balance as of August 31, 2015, net of tax (As restated)	(171,729)	4,156	(5,324)	(39,940)	(212,837)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(10,512)	2,447	(11,353)	(2,210)	(21,628)
Amounts reclassified out	20,998	—	5,071	469	26,538
Total other comprehensive income (loss), before tax	10,486	2,447	(6,282)	(1,741)	4,910
Tax effect	(3,903)	(947)	2,410	(1,163)	(3,603)
Other comprehensive income (loss), net of tax	6,583	1,500	(3,872)	(2,904)	1,307
Balance as of August 31, 2016, net of tax (As restated)	(165,146)	5,656	(9,196)	(42,844)	(211,530)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	25,216	7,117	1,892	(7,960)	26,265
Amounts reclassified out	26,174	—	1,742	15	27,931
Total other comprehensive income (loss), before tax	51,390	7,117	3,634	(7,945)	54,196
Tax effect	(18,688)	(2,732)	(1,392)	(214)	(23,026)
Other comprehensive income (loss), net of tax	32,702	4,385	2,242	(8,159)	31,170
Balance as of August 31, 2017, net of tax (As restated)	(132,444)	10,041	(6,954)	(51,003)	(180,360)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	7,633	21,078	1,031	(10,062)	19,680
Amounts reclassified out	21,804	(25,534)	1,704	(2,042)	(4,068)
Total other comprehensive income (loss), before tax	29,437	(4,456)	2,735	(12,104)	15,612
Tax effect	(9,371)	1,308	(195)	83	(8,175)
Other comprehensive income (loss), net of tax	20,066	(3,148)	2,540	(12,021)	7,437
Reclassification of tax effects to retained earnings	(27,957)	1,968	(1,468)	465	(26,992)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
During fiscal 2018, we adopted ASU No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. Under U.S. GAAP, the effects of tax law changes on deferred tax balances, including adjustments to deferred taxes originally recorded to accumulated other comprehensive income (loss), are recorded as a component of income tax expense. Adjusting deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) through tax expense resulted in a remaining accumulated other comprehensive income (loss) balance that was disproportionate to the amounts that would have been recorded through net income in future periods. The new guidance allowed us to reclassify $27.0 million of disproportionate (or stranded) amounts related to the Tax Act to capital reserves.

Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges, available for sale investments and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 11, Benefit Plans for further information). Amortization related to gains or losses on cash flow hedges is recorded to interest expense. Gains or losses on the sale of available for sale investments are recorded to other income. Foreign currency translation reclassifications related to sales of businesses are recorded to gain on sale of business or reserve and impairment charges (recoveries), net.

During fiscal 2016, interest rate swaps accounted for as cash flow hedges were terminated as the issuance of the underlying debt was no longer probable. As a result, a $3.7 million loss was reclassified from accumulated other comprehensive loss into net income. This pre-tax loss is included as a component of interest expense in our Consolidated Statement of Operations for the year ended August 31, 2016.

Note 11        Benefit Plans

We have various pension and other defined benefit as well as defined contribution plans in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Financial information on changes in benefit obligation, plan assets funded and balance sheet status as of August 31, 2018, and 2017, is as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$806,174	$812,749	$25,599	$32,696	$31,836	$36,779
Service cost	39,677	42,149	548	1,206	943	1,160
Interest cost	24,007	22,999	711	843	908	930
Actuarial (gain) loss	3,146	(10,054)	205	(5,692)	(623)	(4,650)
Assumption change	(36,515)	(17,750)	(783)	(655)	(1,612)	(775)
Plan amendments	244	—	—	—	—	—
Settlements	—	—	(4,824)	(2,131)	—	—
Benefits paid	(69,549)	(43,919)	(701)	(668)	(1,662)	(1,608)
Benefit obligation at end of period	$767,184	$806,174	$20,755	$25,599	$29,790	$31,836
Change in plan assets:
Fair value of plan assets at beginning of period	$875,820	$883,265	$—	$—	$—	$—
Actual gain (loss) on plan assets	23,345	36,474	—	—	—	—
Company contributions	—	—	5,525	2,799	1,662	1,608
Settlements	—	—	(4,824)	(2,131)	—	—
Benefits paid	(69,549)	(43,919)	(701)	(668)	(1,662)	(1,608)
Fair value of plan assets at end of period	$829,616	$875,820	$—	$—	$—	$—
Funded status at end of period	$62,432	$69,646	$(20,755)	$(25,599)	$(29,790)	$(31,836)
Amounts recognized on balance sheet:
Non-current assets	$62,432	$70,019	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(1,780)	(2,270)	(2,040)	(2,140)
Non-current liabilities	—	(373)	(18,975)	(23,329)	(27,750)	(29,696)
Ending balance	$62,432	$69,646	$(20,755)	$(25,599)	$(29,790)	$(31,836)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$1,288	$2,481	$(691)	$(660)	$(3,716)	$(4,281)
Net (gain) loss	209,606	236,232	427	953	(17,875)	(16,864)
Ending balance	$210,894	$238,713	$(264)	$293	$(21,591)	$(21,145)

The accumulated benefit obligation of the qualified pension plans was $736.2 million and $743.5 million at August 31, 2018, and 2017, respectively. The accumulated benefit obligation of the non-qualified pension plans was $18.6 million and $20.6 million at August 31, 2018, and 2017, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	For the Years Ended August 31,
	2018	2017
	(Dollars in thousands)
Projected benefit obligation	$20,755	$28,177
Accumulated benefit obligation	18,586	23,221
Fair value of plan assets	—	2,203

A significant assumption for pension plan accounting is the discount rate. Historically, we have selected a discount rate each year (as of our fiscal year-end measurement date) for our plans based upon a high-quality corporate bond yield curve for which the cash flows from coupons and maturities match the year-by-year projected benefit cash flows for our pension plans. The corporate bond yield curve is comprised of high-quality fixed income debt instruments available at the measurement date. At August 31, 2016, we made the determination to use an individual spot-rate approach, discussed below. This alternative approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.

As of August 31, 2016, we changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits. This change in methodology has and is expected to continue to result in a decrease in the service and interest cost components for the pension and other post-retirement benefit costs. We historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal 2017, we elected to utilize a full-yield curve approach in the determination of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations at August 31, 2016, the net periodic cost recognized in fiscal 2016 or the ultimate benefit payment that must be made in the future. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Components of net periodic benefit costs for the years ended August 31, 2018, 2017, and 2016 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$39,677	$42,149	$37,533	$548	$1,206	$1,035	$943	$1,160	$1,412
Interest cost	24,007	22,999	30,773	711	843	1,406	908	930	1,709
Expected return on assets	(48,159)	(48,235)	(48,055)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	—	(112)	(30)	—	—	—	—
Prior service cost (credit) amortization	1,437	1,540	1,606	30	19	228	(565)	(565)	(120)
Actuarial loss (gain) amortization	18,073	22,869	19,016	61	546	692	(1,224)	(798)	(464)
Net periodic benefit cost	$35,035	$41,322	$40,873	$1,238	$2,584	$3,361	$62	$727	$2,537
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	3.80%	3.60%	4.20%	3.53%	3.28%	4.20%	3.56%	3.30%	4.20%
Expected return on plan assets	5.75%	5.75%	6.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	5.08%	5.60%	4.90%	5.08%	5.60%	4.90%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Discount rate	4.23%	3.80%	3.60%	4.09%	3.53%	3.28%	4.13%	3.56%	3.30%
Rate of compensation increase	5.14%	5.08%	5.60%	5.14%	5.08%	5.60%	N/A	N/A	N/A

Components of net periodic benefit costs and amounts recognized in other comprehensive income (loss) for the years ended August 31, 2018, 2017, and 2016 are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Other comprehensive income (loss)
Prior service cost (credit)	$244	$—	$411	$—	$—	$(1,044)	$—	$—	$(4,495)
Net actuarial loss (gain)	(8,553)	(16,044)	17,712	(578)	(6,345)	(655)	(2,234)	(5,427)	(2,290)
Amortization of actuarial loss (gain)	(18,073)	(22,869)	(19,016)	(61)	(546)	(692)	1,224	798	464
Amortization of prior service costs (credit)	(1,437)	(1,540)	(1,606)	(30)	(19)	(228)	565	565	120
Settlement of retiree obligations (a)	—	—	—	112	30	—	—	—	—
Total recognized in other comprehensive income	$(27,819)	$(40,453)	$(2,499)	$(557)	$(6,880)	$(2,619)	$(445)	$(4,064)	$(6,201)
(a) Reflects amounts reclassified from accumulated other comprehensive income (loss) to net earnings

The estimated amortization in fiscal 2019 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (credit)	$190	$(75)	$(556)
Amortization of net actuarial (gain) loss	12,266	2	(1,629)

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2018. The rate was assumed to decrease gradually to 4.5% by 2027 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$230	$(200)
Effect on postretirement benefit obligation	2,400	(2,100)

We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

We did not contribute to the qualified pension plans in fiscal 2018. Based on the funded status of the qualified pension plans as of August 31, 2018, we do not believe we will be required to contribute to these plans in fiscal 2019, although we may voluntarily elect to do so. We expect to pay $3.8 million to participants of the non-qualified pension and postretirement benefit plans during fiscal 2019.

Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Benefits Gross
	(Dollars in thousands)
2019	$66,528	$1,780	$2,040
2020	62,320	1,670	2,260
2021	61,279	1,750	2,400
2022	62,877	2,230	2,590
2023	64,573	1,840	2,720
2024-2028	328,313	9,270	12,690

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

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Our pension plans' investment policy strategy is such that liabilities match assets. This is being accomplished through the asset portfolio mix by reducing volatility and de-risking the plans. The plans’ target allocation percentages range between 45% and 65% for fixed income securities, and range between 35% and 55% for equity securities. An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. We generally use long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption, when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

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

The committee believes that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

Our pension plans’ recurring fair value measurements by asset category at August 31, 2018, and 2017, are presented in the tables below:

	2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$7,424	$—	$—	$7,424
Equities:
Mutual funds	692	—	—	692
Common/collective trust at net asset value (1)	—	—	—	216,962
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	500,637
Partnership and joint venture interests measured at net asset value (1)	—	—	—	101,954
Other assets measured at net asset value (1)	—	—	—	1,947
Total	$8,116	$—	$—	$829,616

	2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$9,988	$—	$—	$9,988
Equities:
Mutual funds	459	—	—	459
Common/collective trust at net asset value (1)	—	—	—	231,228
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	535,185
Partnership and joint venture interests measured at net asset value (1)	—	—	—	96,994
Other assets measured at net asset value (1)	—	—	—	1,966
Total	$10,447	$—	$—	$875,820
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

Definitions for valuation levels are found in Note 14, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value.

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

We are one of approximately 400 employers that contribute to the Co-op Retirement Plan ("Co-op Plan"), which is a defined benefit plan constituting a “multiple employer plan” under the Internal Revenue Code of 1986, as amended, and a “multiemployer plan” under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in the Co-op Plan for the years ended August 31, 2018, 2017, and 2016 is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2018	2017	2016	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,662	$1,653	$1,862	N/A	N/A

Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

Provisions of the Pension Protection Act of 2006 ("PPA") do not apply to the Co-op Plan because there is a special exemption for cooperative plans if the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a “zone status” determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2018 and 2017 are for the Co-op Plan's year-end at March 31, 2018, and 2017, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans, and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2018, 2017, and 2016.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $24.7 million, $19.9 million and $29.5 million, for the years ended August 31, 2018, 2017, and 2016, respectively.

Note 12        Segment Reporting

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

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which was completed in February 2016 and which entitles us, pursuant to a supply agreement that we entered with CF Nitrogen, to purchase up to a specified annual quantity of granular urea and UAN annually from CF Nitrogen. The addition of the Nitrogen Production segment had no impact on historically reported segment results and balances as this segment came into existence in fiscal 2016. There were no changes to the composition of our Energy or Ag segments as a result of the addition of the Nitrogen Production segment. Corporate and Other primarily represents our non-consolidated wheat milling operations and packaged food joint ventures, as well as our business solutions operations, which primarily consists of commodities hedging, financial services related to crop production, and insurance which was disposed of in May 2018. Our investment in Ventura Foods is included in our Corporate and Other category.

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

While our revenues and operating results are derived from businesses and operations which are wholly-owned and majority-owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this principally includes our 50% ownership in TEMCO. In our Nitrogen Production segment, this consists of our approximate 10% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments for more information related to CF Nitrogen, Ventura Foods and Ardent Mills.

Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the years ended August 31, 2018, 2017, and 2016 is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2018:
Revenues, including intersegment revenues	$8,068,717	$25,052,395	$—	$64,516	$(502,281)	$32,683,347
Operating earnings (loss)	390,092	95,883	(20,619)	(8,270)	—	457,086
(Gain) loss on disposal of business	(65,862)	(7,707)	—	(58,247)	—	(131,816)
Interest expense	14,627	94,256	50,499	(7,712)	(2,468)	149,202
Other (income) loss	(7,718)	(66,316)	(3,061)	(3,388)	2,468	(78,015)
Equity (income) loss from investments	(3,063)	1,392	(106,895)	(44,949)	—	(153,515)
Income (loss) before income taxes	$452,108	$74,258	$38,838	$106,026	$—	$671,230
Intersegment revenues	$(479,598)	$(14,914)	$—	$(7,769)	$502,281	$—
Capital expenditures	$248,207	$77,962	$—	$29,243	$—	$355,412
Depreciation and amortization	$230,230	$218,716	$—	$29,104	$—	$478,050
Total assets as of August 31, 2018	$4,168,239	$6,534,777	$2,758,668	$2,919,494	$—	$16,381,178

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2017: (As restated)
Revenues, including intersegment revenues	$6,620,680	$25,738,740	$—	$95,414	$(417,408)	$32,037,426
Operating earnings (loss)	75,138	(268,946)	(18,430)	38,212	—	(174,026)
(Gain) loss on disposal of business	—	2,190	—	—	—	2,190
Interest expense	18,365	71,986	48,893	33,250	(1,255)	171,239
Other (income) loss	(1,164)	(65,684)	(30,534)	(3,824)	1,255	(99,951)
Equity (income) loss from investments	(3,181)	(7,277)	(66,530)	(60,350)	—	(137,338)
Income (loss) before income taxes	$61,118	$(270,161)	$29,741	$69,136	$—	$(110,166)
Intersegment revenues	$(392,842)	$(20,312)	$—	$(4,254)	$417,408	$—
Capital expenditures	$260,543	$146,139	$—	$37,715	$—	$444,397
Depreciation and amortization	$223,229	$232,443	$—	$24,551	$—	$480,223
Total assets as of August 31, 2017	$4,290,618	$6,359,058	$2,781,610	$2,387,636	$—	$15,818,922

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2016: (As restated)
Revenues, including intersegment revenues	$5,743,882	$24,896,354	$—	$92,725	$(377,701)	$30,355,260
Operating earnings (loss)	246,105	36,649	(6,193)	15,882	—	292,443
Interest expense	(22,244)	82,085	34,437	30,647	(11,221)	113,704
Other (income) loss	(287)	(53,044)	—	(5,499)	11,221	(47,609)
Equity (income) loss from investments	(4,739)	(7,644)	(74,700)	(88,694)	—	(175,777)
Income (loss) before income taxes	$273,375	$15,252	$34,070	$79,428	$—	$402,125
Intersegment revenues	$(335,003)	$(40,336)	$—	$(2,362)	$377,701	$—
Capital expenditures	$376,841	$260,865	$—	$55,074	$—	$692,780
Depreciation and amortization	$193,525	$230,172	$—	$23,795	$—	$447,492

We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic locations in which the sales originated, for the years ended August 31, 2018, 2017, and 2016:

	2018	(As Restated) 2017	(As Restated) 2016
	(Dollars in thousands)
North America	$29,475,724	$29,068,842	$26,571,367
South America	1,569,330	1,441,316	1,847,284
Europe, the Middle East and Africa (EMEA)	536,501	652,308	878,407
Asia Pacific (APAC)	1,101,792	874,960	1,058,202
Total	$32,683,347	$32,037,426	$30,355,260

Included in North American revenues are revenues from the United States of $29.5 billion, $29.0 billion and $26.5 billion for the years ended August 31, 2018, 2017, and 2016, respectively.

Long-lived assets include our property, plant and equipment, capital lease assets and capitalized major maintenance costs. The following table presents long-lived assets by geographical region:

	2018	2017
	(Dollars in thousands)
United States	$5,185,572	$5,359,270
International	86,927	102,170
Total	$5,272,499	$5,461,440

Note 13        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts which are accounted for as cash flow hedges or fair value hedges as described below. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 14, Fair Value Measurements.

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

	August 31, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$313,033	$—	$26,781	$286,252
Foreign exchange derivatives	15,401	—	8,703	6,698
Embedded derivative asset	23,595	—	—	23,595
Total	$352,029	$—	$35,484	$316,545
Derivative Liabilities:
Commodity derivatives	$421,054	$12,983	$26,781	$381,290
Foreign exchange derivatives	24,701	—	8,703	15,998
Total	$445,755	$12,983	$35,484	$397,288

	August 31, 2017 (As Restated)
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$215,349	$—	$34,912	$180,437
Foreign exchange derivatives	8,779	—	3,636	5,143
Embedded derivative asset	25,533	—	—	25,533
Total	$249,661	$—	$38,548	$211,113
Derivative Liabilities:
Commodity derivatives	$293,330	$3,898	$34,912	$254,520
Foreign exchange derivatives	19,931	—	3,636	16,295
Total	$313,261	$3,898	$38,548	$270,815

Derivative assets and liabilities with maturities of less than 12 months are recorded in derivative assets and derivative liabilities, respectively, on the Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. The amount of long-term derivative assets, excluding derivatives accounted for as fair value hedges, recorded on the Consolidated Balance Sheet at August 31, 2018, and 2017, was $23.1 million and $30.9 million, respectively. The amount of long-term derivative liabilities, excluding derivatives accounted for as fair value hedges, recorded on the Consolidated Balance Sheet at August 31, 2018, and 2017, was $7.9 million and $12.3 million, respectively.

Derivatives Not Designated as Hedging Instruments

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2018, 2017, and 2016.

	Location of Gain (Loss)	2018	(As Restated) 2017	(As Restated) 2016
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$162,321	$168,569	$(67,014)
Foreign exchange derivatives	Cost of goods sold	(26,010)	(13,140)	(10,904)
Foreign exchange derivatives	Marketing, general and administrative	596	(1,604)	(97)
Interest rate derivatives	Interest expense	(1)	8	(6,292)
Embedded derivative	Other income (loss)	3,061	30,533	—
Total		$139,967	$184,366	$(84,307)

Commodity Contracts:

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

Our use of hedging reduces the exposure to price volatility by protecting against adverse short-term price movements, but it also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted on regulated commodity futures exchanges but may also include over-the-counter derivative instruments when deemed appropriate. For commodities where there is no liquid derivative contract, risk is managed using forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. The contracts are recorded on our Consolidated Balance Sheets at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that fertilizer and certain propane contracts are accounted for as normal purchase and normal sales transactions. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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
Our policy is to manage our commodity price risk exposure according to internal polices and in alignment with our tolerance for risk. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies that include established net position limits. These limits are defined for each commodity and business unit, and may include both trader and management limits as appropriate. The limits policy is managed within each individual business unit to ensure any limits overage is explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed, at least annually, with senior leadership and the Board of Directors. We monitor current market conditions and may expand or reduce our net position limits in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.
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
As of August 31, 2018, and 2017, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts accounted for as derivative instruments.

	2018		(As Restated) 2017
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	715,866	929,873	569,243	767,110
Energy products - barrels	17,011	8,329	15,072	18,252
Processed grain and oilseed - tons	1,064	2,875	299	2,347
Crop nutrients - tons	11	76	9	15
Ocean freight - metric tons	227	45	160	198
Natural gas - MMBtu	610	—	500	—

Foreign Exchange Contracts

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to grain marketing transactions in South America, the Asia Pacific region, and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $988.8 million and $776.7 million as of August 31, 2018, and August 31, 2017, respectively.

Embedded Derivative Asset

Under the terms of our strategic investment in CF Nitrogen, if CF Industries' credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a non-refundable annual payment of $5.0 million from CF Industries. These payments will continue on an annual basis until the date that CF Industries' credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier.
During the first quarter of fiscal 2017, CF Industries' credit rating was reduced below the specified levels and we recorded a gain of $29.1 million in other income (loss) in our Consolidated Statement of Operations and received a $5.0 million payment from CF Industries. A total gain of $30.5 million was recognized in relation to the embedded credit derivative during fiscal 2017. During fiscal 2018, we received a second $5.0 million payment from CF Industries. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of August 31, 2018, was equal to $23.6 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheet, respectively. See Note 14, Fair Value Measurements for additional information regarding the valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

Fair Value Hedges

As of August 31, 2018, and 2017, we had outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2019 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2018, and 2017.

	2018	2017		2018	2017
Balance Sheet Location	Derivative Assets		Balance Sheet Location	Derivative Liabilities
	(Dollars in thousands)			(Dollars in thousands)
Derivative assets	$—	$—	Derivative liabilities	$771	$—
Other assets	—	9,978	Other liabilities	8,681	707
Total	$—	$9,978	Total	$9,452	$707

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2018, 2017, and 2016.

Gain (Loss) on Fair Value Hedging Relationships:	Location of Gain (Loss)	2018	2017	2016
		(Dollars in thousands)
Interest rate swaps	Interest expense	$18,723	$12,806	$(9,842)
Hedged item	Interest expense	(18,723)	(12,806)	9,842
Total		$—	$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of August 31, 2018, and 2017.

	August 31, 2018		August 31, 2017
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$485,548	$9,452	$504,271	$(9,271)

Cash Flow Hedges

In the fourth quarter of fiscal 2018, our Energy segment entered into pay-fixed, receive-variable, cash-settled swaps designated as cash flow hedges of future crude oil purchases. We also entered into pay-variable, receive-fixed, cash-settled swaps designated as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of August 31, 2018, the notional amount, the fair value and the amounts recorded in other comprehensive income relating to these cash flow hedges were immaterial. There were no outstanding cash flow hedges as of August 31, 2017.

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

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2018, 2017, and 2016:

	2018	2017	2016
	(Dollars in thousands)
Interest rate derivatives	$178	$—	$(10,070)

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into income for the years ended August 31, 2018, 2017, and 2016:

	Location of Gain (Loss)	2018	2017	2016
		(Dollars in thousands)
Interest rate derivatives	Interest expense	$(1,704)	$(1,742)	$(5,071)

Note 14        Fair Value Measurements

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

Level 2:  Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include interest rate, foreign exchange, and commodity swaps; forward commodity contracts with a fixed price component; and other OTC derivatives whose value is determined with inputs that are based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

Recurring fair value measurements at August 31, 2018, and 2017, are as follows:

	2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$54,487	$259,359	$—	$313,846
Foreign currency derivatives	—	15,401	—	15,401
Deferred compensation assets	39,073	—	—	39,073
Embedded derivative asset	—	23,595	—	23,595
Other assets	5,334	—	—	5,334
Total	$98,894	$298,355	$—	$397,249
Liabilities:
Commodity derivatives	$31,778	$389,911	$—	$421,689
Foreign currency derivatives	—	24,701	—	24,701
Interest rate swap derivatives	—	9,452	—	9,452
Total	$31,778	$424,064	$—	$455,842

	2017 (As Restated)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$48,483	$166,866	$—	$215,349
Foreign currency derivatives	—	8,779	—	8,779
Interest rate swap derivatives	—	9,978	—	9,978
Deferred compensation assets	52,414	—	—	52,414
Deferred purchase price receivable	—	—	548,602	548,602
Embedded derivative	—	25,533	—	25,533
Other assets	14,846	—	—	14,846
Total	$115,743	$211,156	$548,602	$875,501
Liabilities:
Commodity derivatives	$31,190	$262,140	$—	$293,330
Foreign currency derivatives	—	19,931	—	19,931
Interest rate swap derivatives	—	707	—	707
Total	$31,190	$282,778	$—	$313,968

Commodity and foreign currency derivatives — Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, select ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. The location specific inputs are driven by local market supply and demand, and are generally based on broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.
Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense. See Note 13, Derivative Financial Instruments and Hedging Activities for additional information about interest rates swaps designated as fair value and cash flow hedges.

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

Embedded derivative asset — The embedded derivative asset relates to contingent payments inherent to our investment in CF Nitrogen. The inputs used in the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 13, Derivative Financial Instruments and Hedging Activities for additional information.

Deferred purchase price receivable — As described in Note 3, Receivables our Securitization Facility was amended during fiscal 2018 such that no DPP receivable remained as of August 31, 2018. The fair value of the DPP receivable as of August 31, 2017, was included in receivables, net and other assets, and was determined by discounting the expected cash flows to be received. The expected cash flows were primarily based on unobservable inputs consisting of the face amount of the Receivables adjusted for anticipated credit losses. Due to the use of significant unobservable inputs in the pricing model, including management's assumptions related to anticipated credit losses, the DPP receivable was classified as a Level 3 fair value measurement. A reconciliation of the DPP receivable for the years ended August 31, 2018, and 2017, is included in Note 3, Receivables.

Note 15        Commitments and Contingencies

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $122.3 million were outstanding on August 31, 2018. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2018.

Credit Commitments

CHS Capital has commitments to extend credit to customers if there is no violation of any condition established in the contracts. As of August 31, 2018, CHS Capital’s customers have additional available credit of $706.3 million.

Lease Commitments

We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Many leases contain renewal options and escalation clauses. Our operating leases, which are primarily for rail cars, equipment, vehicles and office space have remaining terms of one to 19 years. Total rental expense for operating leases was $88.5 million, $81.3 million and $74.7 million for the years ended August 31, 2018, 2017, and 2016, respectively.

On November 30, 2017, we completed a sale-leaseback transaction for our primary corporate office building located in Inver Grove Heights, Minnesota. Simultaneous with the closing of the sale of the building we entered into a 20-year operating lease arrangement with respect to the building, with base annual rent of approximately $3.4 million during the first year, followed by annual increases of 2% through the remainder of the lease period.
We lease certain rail cars, equipment, vehicles and other assets under capital lease arrangements. These assets are included in property, plant and equipment on our Consolidated Balance Sheets while the corresponding capital lease obligations are included in long-term debt. See Note 6, Property, Plant and Equipment and Note 8, Notes Payable and Long-Term Debt for more information about capital leases.

Minimum future lease payments required under noncancelable operating leases as of August 31, 2018, are as follows:

(Dollars in thousands)
2019	$103,800
2020	50,653
2021	41,428
2022	29,733
2023	22,648
Thereafter	103,800
Total minimum future lease payments	$352,062

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and through-put agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2018, minimum future payments required under long-term commitments that are noncancelable, and that third parties have used to secure financing for the facilities that will provide the contracted goods, are as follows:

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$639,010	$54,631	$57,152	$57,523	$57,947	$58,372	$353,385

Total payments under these arrangements were $61.4 million, $70.5 million and $88.0 million for the years ended August 31, 2018, 2017, and 2016, respectively.

Gain Contingency

As of August 31, 2018, a gain contingency resulted from applying ASC Topic 450-30, Gain Contingencies, to the facts and circumstances surrounding the potential for certain excise tax credits associated with manufacturing changes within our Energy business. The resulting gain, if recognized, will likely have a material impact on our consolidated financial statements.

Note 16        Supplemental Cash Flow and Other Information

Additional information concerning supplemental disclosures of cash flow activities for the years ended August 31, 2018, 2017, and 2016, is included in the table below.

	2018	2017	(As Restated) 2016
	(Dollars in thousands)
Net cash paid during the period for:
Interest	$148,874	$160,040	$147,089
Income taxes	13,410	14,571	5,184
Other significant noncash investing and financing transactions:
Notes receivable reacquired under Securitization Facility	615,089	—	—
Trade receivables reacquired under Securitization Facility	402,421	—	—
Securitized debt reacquired under Securitization Facility	634,000	—	—
Deferred purchase price receivable extinguished under Securitization Facility	386,900	—	—
Notes receivable sold under Securitization Facility	—	747,345	—
Securitized debt extinguished under Securitization Facility	—	554,000	—
Deferred purchase price receivable recognized under Securitization Facility	—	547,553	—
Land and improvements received for notes receivable	—	138,699	—
Capital expenditures and major repairs incurred but not yet paid	53,453	22,490	44,307
Capital lease obligations incurred	396	6,832	23,921
Capital equity certificates redeemed with preferred stock	—	19,985	76,756
Capital equity certificates issued in exchange for Ag acquisitions	—	2,928	19,089
Accrual of dividends and equities payable	153,941	12,121	162,439

Note 17        Related Party Transactions

Related party transactions with equity investees, primarily CF Nitrogen, TEMCO, Ardent Mills and Ventura Foods for the years ended August 31, 2018, 2017, and 2016, respectively, and balances as of August 31, 2018, and 2017, respectively, are as follows:

	2018	2017	2016
	(Dollars in thousands)
Sales	$2,928,984	$3,183,944	$2,728,793
Purchases	2,505,185	2,610,887	1,707,990

	2018	2017
	(Dollars in thousands)
Due from related parties	$31,063	$33,119
Due to related parties	52,284	39,232

As a cooperative, we are owned by farmers and ranchers and their member cooperatives, which are referred to as members. We buy commodities from and provide products and services to our members. Individually, our members do not have a significant ownership in CHS.

Note 18    Quarterly Financial Information (Unaudited)

As further described in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the previously reported financial information for the quarters ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2017, have been restated. Relevant restated financial information for the first, second and third quarters of fiscal 2018 is included in this Annual Report on Form 10-K in the tables that follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Although misstatements impacted individual line items within operating cash flows, the quarterly cash flow information classification between operating, investing and financing activities for these periods was not materially impacted by the misstatements and has not been presented. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As Restated)
	As of November 30, 2017	As of February 28, 2018	As of May 31, 2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$249,767	$219,273	$533,887
Receivables	2,058,222	1,836,490	2,248,213
Inventories	3,111,963	3,676,325	2,913,507
Derivative assets	166,557	251,048	250,005
Margin and related deposits	206,955	188,167	253,141
Supplier advance payments	542,770	658,815	426,607
Other current assets	270,674	296,982	190,680
Total current assets	6,606,908	7,127,100	6,816,040
Investments	3,777,000	3,752,876	3,787,163
Property, plant and equipment	5,266,408	5,179,868	5,140,106
Other assets	997,402	943,552	960,240
Total assets	$16,647,718	$17,003,396	$16,703,549
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,480,264	$3,071,639	$2,868,506
Current portion of long-term debt	71,022	46,290	53,056
Customer margin deposits and credit balances	139,868	106,323	137,999
Customer advance payments	413,519	756,642	372,590
Accounts payable	2,444,650	1,853,974	1,898,172
Derivative liabilities	207,426	361,909	316,831
Accrued expenses	425,912	465,032	538,249
Dividends and equities payable	121,209	128,700	209,718
Total current liabilities	6,303,870	6,790,509	6,395,121
Long-term debt	1,936,744	1,915,843	1,905,515
Long-term deferred tax liabilities	348,902	165,659	203,208
Other liabilities	315,254	265,028	278,869
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	2,264,038	2,264,038
Equity certificates	4,319,840	4,307,292	4,253,414
Accumulated other comprehensive loss	(177,341)	(167,230)	(167,302)
Capital reserves	1,324,372	1,450,326	1,559,040
Total CHS Inc. equities	7,730,909	7,854,426	7,909,190
Noncontrolling interests	12,039	11,931	11,646
Total equities	7,742,948	7,866,357	7,920,836
Total liabilities and equities	$16,647,718	$17,003,396	$16,703,549

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As Restated)
	As of November 30, 2016	As of February 28, 2017	As of May 31, 2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$516,646	$276,137	$266,748
Receivables	3,034,083	2,767,150	2,767,967
Inventories	3,143,551	3,730,682	2,688,949
Derivative assets	277,498	233,429	206,187
Margin and related deposits	312,899	290,291	251,695
Supplier advance payments	476,907	701,705	431,433
Other current assets	187,524	196,237	265,469
Total current assets	7,949,108	8,195,631	6,878,448
Investments	3,828,899	3,802,379	3,841,749
Property, plant and equipment	5,443,079	5,404,347	5,405,651
Other assets	1,054,454	1,056,873	955,532
Total assets	$18,275,540	$18,459,230	$17,081,380
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$3,227,564	$3,867,438	$3,321,808
Current portion of long-term debt	206,894	205,136	193,096
Customer margin deposits and credit balances	180,850	149,625	132,479
Customer advance payments	543,411	897,464	391,122
Accounts payable	2,574,006	1,919,421	1,865,803
Derivative liabilities	282,658	232,507	233,955
Accrued expenses	397,446	392,058	436,111
Dividends and equities payable	239,857	131,380	134,718
Total current liabilities	7,652,686	7,795,029	6,709,092
Long-term debt	1,958,907	2,051,567	2,046,264
Long-term deferred tax liabilities	511,821	531,522	369,170
Other liabilities	332,610	272,532	276,483
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,244,132	2,244,114	2,264,063
Equity certificates	4,194,534	4,201,803	4,214,657
Accumulated other comprehensive loss	(224,935)	(211,091)	(208,568)
Capital reserves	1,592,434	1,560,498	1,397,834
Total CHS Inc. equities	7,806,165	7,795,324	7,667,986
Noncontrolling interests	13,351	13,256	12,385
Total equities	7,819,516	7,808,580	7,680,371
Total liabilities and equities	$18,275,540	$18,459,230	$17,081,380

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(As Restated)
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	November 30, 2017	February 28, 2018	February 28, 2018	May 31, 2018	May 31, 2018	August 31, 2018
	(Dollars in thousands)
Revenues	$8,031,884	$6,980,153	$15,012,037	$9,087,328	$24,099,365	$8,583,982
Cost of goods sold	7,711,057	6,844,849	14,555,906	8,841,361	23,397,267	8,192,620
Gross profit	320,827	135,304	456,131	245,967	702,098	391,362
Marketing, general and administrative	139,500	186,713	326,213	161,579	487,792	186,291
Reserve and impairment charges (recoveries), net	(3,787)	(11,346)	(15,133)	(3,811)	(18,944)	(18,765)
Operating earnings (loss)	185,114	(40,063)	145,051	88,199	233,250	223,836
(Gain) loss on disposal of business	—	(7,705)	(7,705)	(124,050)	(131,755)	(61)
Interest expense	40,702	40,176	80,878	49,340	130,218	18,984
Other (income) loss	(25,014)	(11,364)	(36,378)	(14,622)	(51,000)	(27,015)
Equity (income) loss from investments	(38,362)	(39,441)	(77,803)	(59,308)	(137,111)	(16,404)
Income (loss) before income taxes	207,788	(21,729)	186,059	236,839	422,898	248,332
Income tax expense (benefit)	20,606	(187,688)	(167,082)	55,219	(111,863)	7,787
Net income (loss)	187,182	165,959	353,141	181,620	534,761	240,545
Net income (loss) attributable to noncontrolling interests	(464)	(48)	(512)	(187)	(699)	98
Net income (loss) attributable to CHS Inc.	$187,646	$166,007	$353,653	$181,807	$535,460	$240,447

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(As Restated)
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	November 30, 2016	February 28, 2017	February 28, 2017	May 31, 2017	May 31, 2017	August 31, 2017
	(Dollars in thousands)
Revenues	$8,001,904	$7,400,773	$15,402,677	$8,638,410	$24,041,087	$7,996,339
Cost of goods sold	7,655,524	7,165,265	14,820,789	8,417,264	23,238,053	7,904,713
Gross profit	346,380	235,508	581,888	221,146	803,034	91,626
Marketing, general and administrative	151,258	160,166	311,424	155,347	466,771	145,236
Reserve and impairment charges (recoveries), net	18,357	72,373	90,730	326,779	417,509	39,170
Operating earnings (loss)	176,765	2,969	179,734	(260,980)	(81,246)	(92,780)
(Gain) loss on disposal of business	4,105	(1,395)	2,710	(1,224)	1,486	704
Interest expense	38,265	39,945	78,210	39,201	117,411	53,828
Other (income) loss	(44,509)	(18,083)	(62,592)	(11,952)	(74,544)	(25,407)
Equity (income) loss from investments	(40,328)	(35,800)	(76,128)	(48,393)	(124,521)	(12,817)
Income (loss) before income taxes	219,232	18,302	237,534	(238,612)	(1,078)	(109,088)
Income tax expense (benefit)	16,076	3,685	19,761	(166,124)	(146,363)	(34,761)
Net income (loss)	203,156	14,617	217,773	(72,488)	145,285	(74,327)
Net income (loss) attributable to noncontrolling interests	(208)	406	198	(955)	(757)	123
Net income (loss) attributable to CHS Inc.	$203,364	$14,211	$217,575	$(71,533)	$146,042	$(74,450)

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	(As Restated)
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	November 30, 2017	February 28, 2018	February 28, 2018	May 31, 2018	May 31, 2018	August 31, 2018
	(Dollars in thousands)
Net income (loss)	$187,182	$165,959	$353,141	$181,620	$534,761	$240,545
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	1,594	3,142	4,736	3,417	8,153	11,913
Unrealized net gain (loss) on available for sale investments	3,640	3,554	7,194	6,286	13,480	(16,628)
Cash flow hedges	(4)	1,063	1,059	413	1,472	1,068
Foreign currency translation adjustment	(2,211)	2,352	141	(10,188)	(10,047)	(1,974)
Other comprehensive income (loss), net of tax	3,019	10,111	13,130	(72)	13,058	(5,621)
Comprehensive income	190,201	176,070	366,271	181,548	547,819	234,924
Less comprehensive income attributable to noncontrolling interests	(464)	(48)	(512)	(187)	(699)	98
Comprehensive income attributable to CHS Inc.	$190,665	$176,118	$366,783	$181,735	$548,518	$234,826

	(As Restated)
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	November 30, 2016	February 28, 2017	February 28, 2017	May 31, 2017	May 31, 2017	August 31, 2017
	(Dollars in thousands)
Net income (loss)	$203,156	$14,617	$217,773	$(72,488)	$145,285	$(74,327)
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	3,239	3,724	6,963	3,636	10,599	22,103
Unrealized net gain (loss) on available for sale investments	777	968	1,745	(118)	1,627	2,758
Cash flow hedges	654	964	1,618	375	1,993	249
Foreign currency translation adjustment	(18,075)	8,187	(9,888)	(1,369)	(11,257)	3,098
Other comprehensive income (loss), net of tax	(13,405)	13,843	438	2,524	2,962	28,208
Comprehensive income	189,751	28,460	218,211	(69,964)	148,247	(46,119)
Less comprehensive income attributable to noncontrolling interests	(208)	406	198	(955)	(757)	123
Comprehensive income attributable to CHS Inc.	$189,959	$28,054	$218,013	$(69,009)	$149,004	$(46,242)

Reclassifications

Amounts previously included within (gain) loss on investments were reclassified into other (income) loss to conform to the current period presentation. This reclassification had no impact on our previously reported net income, cash flows or shareholders' equity and represents reclassifications for the periods ended November 30, 2017 and 2016, and February 28, 2018 and 2017. The reclassifications included a $2.8 million gain reclassification during the three months ended November 30, 2017, a $4.1 million gain reclassification during the three months ended February 28, 2018, a $7.4 million loss during the three months ended November 30, 2016, and a $2.9 million gain during the three months ended February 28, 2017.

Consolidated financial statement adjustment tables

The following tables present the impacts of the restatement adjustments to the previously reported financial information for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, May 31, 2018 and 2017, and August 31, 2017. Refer to discussion in Note 2, Restatement of Previously Issued Consolidated Financial Statements. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below.

The categories of restatement adjustments and their impact on previously reported consolidated financial statements are described below.

(a) Freight Derivatives and Related Misstatements - Corrections for freight derivatives and related misstatements were driven by the misstatement of amounts associated with both the value and quantity of rail freight contracts, as well as due to freight contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. In addition to the elimination of the underlying freight derivative assets and liabilities and related impacts on revenues and cost of goods sold, additional adjustments were recorded to account for prepaid freight capacity balances in relevant periods and the impact of a goodwill impairment charge recorded during fiscal 2015 for goodwill held within our Grain Marketing reporting unit which was triggered by the lowering of earnings due to the restatement. Additional details related to the impact of the freight derivatives and related misstatements and their impact on each period are discussed in restatement reference (a).

(b) Intercompany Misstatements - As a result of the work performed in relation to the freight misstatement, additional misstatements related to the incorrect elimination of intercompany balances were also identified and corrected within the consolidated financial statements. Certain of these intercompany misstatements resulted in a misstatement of various financial statement line items; however, the intercompany misstatements did not result in a material misstatement of income (loss) before income taxes or net income (loss). Additional details related to the impact of the intercompany misstatements and their impact on each period are discussed in restatement reference (b).

(c) Other Misstatements - We made adjustments for other previously identified misstatements unrelated to the freight derivatives and related misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These other misstatements related primarily to certain misclassifications, adjustments to revenues and cost of goods sold, and adjustments to various income tax and indirect tax accrual accounts. Additional details related to the impact of the other misstatements and their impact on each period are discussed in restatement reference (c).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of November 30, 2017			As of November 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$252,129	$(2,362)	$249,767	$515,484	$1,162	$516,646	b, c
Receivables	2,059,623	(1,401)	2,058,222	3,052,989	(18,906)	3,034,083	a, b, c
Inventories	3,046,101	65,862	3,111,963	3,117,935	25,616	3,143,551	c
Derivative assets	283,256	(116,699)	166,557	419,103	(141,605)	277,498	a, c
Margin and related deposits	206,955	—	206,955	312,899	—	312,899
Supplier advance payments	542,139	631	542,770	480,709	(3,802)	476,907	b
Other current assets	289,250	(18,576)	270,674	189,896	(2,372)	187,524	a, c
Total current assets	6,679,453	(72,545)	6,606,908	8,089,015	(139,907)	7,949,108
Investments	3,777,000	—	3,777,000	3,828,899	—	3,828,899
Property, plant and equipment	5,266,408	—	5,266,408	5,443,079	—	5,443,079
Other assets	1,061,562	(64,160)	997,402	1,069,468	(15,014)	1,054,454	a
Total assets	$16,784,423	$(136,705)	$16,647,718	$18,430,461	$(154,921)	$18,275,540
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,480,264	$—	$2,480,264	$3,227,564	$—	$3,227,564
Current portion of long-term debt	71,022	—	71,022	206,894	—	206,894
Customer margin deposits and credit balances	139,868	—	139,868	180,850	—	180,850
Customer advance payments	414,441	(922)	413,519	544,266	(855)	543,411	b, c
Accounts payable	2,380,998	63,652	2,444,650	2,568,533	5,473	2,574,006	a, b, c
Derivative liabilities	226,279	(18,853)	207,426	317,505	(34,847)	282,658	a, c
Accrued expenses	409,522	16,390	425,912	389,321	8,125	397,446	a, c
Dividends and equities payable	121,209	—	121,209	275,448	(35,591)	239,857	b, c
Total current liabilities	6,243,603	60,267	6,303,870	7,710,381	(57,695)	7,652,686
Long-term debt	1,936,744	—	1,936,744	1,958,907	—	1,958,907
Long-term deferred tax liabilities	350,841	(1,939)	348,902	497,283	14,538	511,821	a, c
Other liabilities	315,460	(206)	315,254	332,610	—	332,610
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	—	2,264,038	2,244,132	—	2,244,132
Equity certificates	4,319,840	—	4,319,840	4,208,336	(13,802)	4,194,534	b
Accumulated other comprehensive loss	(178,445)	1,104	(177,341)	(226,220)	1,285	(224,935)	a
Capital reserves	1,520,218	(195,846)	1,324,372	1,691,603	(99,169)	1,592,434	a, b, c
Total CHS Inc. equities	7,925,651	(194,742)	7,730,909	7,917,851	(111,686)	7,806,165
Noncontrolling interests	12,124	(85)	12,039	13,429	(78)	13,351	a
Total equities	7,937,775	(194,827)	7,742,948	7,931,280	(111,764)	7,819,516
Total liabilities and equities	$16,784,423	$(136,705)	$16,647,718	$18,430,461	$(154,921)	$18,275,540

As of November 30, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $171.7 million reduction of total assets, a $38.6 million reduction of current liabilities, a $30.2 million increase of long-term liabilities and a $163.2 million reduction of total equities. The reduction of total assets related primarily to the elimination of $116.8 million of current derivative assets and a $49.2 million reduction of long-term derivative assets that had been recorded as assets on the Consolidated Balance Sheet as well as an approximate $16.0 million reduction of goodwill associated with a goodwill impairment charge recorded during fiscal 2015 The decreases of total assets were partially offset by related adjustments, including an $8.5 million increase of prepaid income taxes resulting from the income tax impact of the freight misstatement and the recognition of a $1.1 million prepaid freight capacity balance. The decrease of total current liabilities related primarily to a $16.5 million reduction of current derivative liabilities and a $22.2 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement. The increase of long-term liabilities resulted from a $30.2 million increase of long-term deferred tax liabilities. The decrease of total equities related primarily to the elimination of the derivative assets and liabilities described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) The correction of intercompany misstatements resulted in a $3.4 million reduction of total assets and a $3.4 million reduction of current liabilities due to different practices of eliminating intercompany balances between CHS's businesses which existed in previous periods.

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of income tax adjustments on income tax accounts, including prepaid income taxes, income taxes payable and deferred income taxes. The misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the income tax adjustments resulted in a $38.4 million increase of total assets, a $102.3 million increase of current liabilities, a $32.3 million decrease of long-term liabilities and a $31.6 million decrease of total equities.

The increase of total assets related primarily to a $67.5 million increase of inventories that resulted from a misclassification adjustment related to $67.5 million previously included as a contra-inventory balance moving to accounts payable. The increase related to inventories was partially offset by a $28.1 million decrease of other current assets that resulted from the reduction of prepaid income taxes associated with the correction of other misstatements identified during fiscal 2018 and other periods.

The increase of current liabilities related primarily to a $67.5 million increase of accounts payable that resulted from a misclassification adjustment for amounts previously included as a contra-inventory balance to accounts payable and a $38.6 million increase of accrued expenses. The increase of accrued expenses related to the recognition of a $24.9 million accrued income tax balance associated with the correction of other misstatements identified during fiscal 2018 and other periods, as well as the recognition of $13.7 million of accrued expense related to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. Long-term liabilities decreased primarily as a result of a $32.1 million decrease of long-term deferred tax liabilities related to the correction of other misstatements identified during fiscal 2018 and other periods.

The $31.6 million decrease of total equities related primarily to the impacts associated with the $20.6 million net impact on income tax accounts and the recognition of an additional $13.7 million of accrued expense related to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018.

As of November 30, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $145.5 million reduction of total assets, a $47.0 million reduction of current liabilities, a $15.5 million increase of long-term liabilities and a $114.0 million reduction of total equities. The reduction of total assets related primarily to the elimination of $141.0 million of current derivative assets that had been incorrectly recorded as assets on the Consolidated Balance Sheet and an approximate $16.0 million reduction of goodwill associated with a goodwill impairment charge recorded during fiscal 2015. The decreases of total assets were partially offset by related adjustments, including a $4.0 million increase of receivables, a $5.7 million increase of prepaid income taxes resulting from the income tax impact of the freight misstatement and the recognition of a $0.9 million prepaid freight capacity balance. The decrease of total current liabilities related primarily to a $35.0 million reduction of current derivative liabilities and a $20.7 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement. These decreases of current liabilities were partially offset by an $8.7 million increase of accounts payable. The increase of long-term liabilities resulted from a $15.5 million increase of long-term deferred tax liabilities. The decrease of total equities related primarily to the elimination of the derivative assets and liabilities described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) The correction of intercompany misstatements resulted in a $73.3 million reduction of total assets, an $85.4 million reduction of current liabilities and a $12.1 million increase of total equities due to different practices of eliminating intercompany balances between CHS's businesses which existed in previous periods.

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of income tax adjustments on income tax accounts, including prepaid income taxes, income taxes payable and deferred income taxes. The misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the income tax adjustments resulted in a $63.9 million increase of total assets, a $74.6 million increase of current liabilities, a $0.9 million decrease of long-term liabilities and a $9.9 million decrease of total equities.

The increase of total assets related primarily to a misclassification adjustment for $73.8 million previously included as a contra-inventory balance moving to accounts payable. The increased inventories were partially offset by a $48.2 million reduction of inventory related to a misclassification adjustment for certain collateral moving from inventory to receivables.

The increase of total liabilities relates primarily to a misclassification adjustment for $73.8 million previously included as a contra-inventory balance moving to accounts payable.

The $9.9 million decrease of total equities relates primarily to the $28.8 million net impact on income tax accounts and the recognition of $8.1 million of accrued expense related to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The overall decrease in total equities was partially offset by an increase that arose from a $27.9 million timing difference for the accrual of dividends and equities payable.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of February 28, 2018			As of February 28, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$190,426	$28,847	$219,273	$249,801	$26,336	$276,137	b, c
Receivables	1,765,640	70,850	1,836,490	2,697,699	69,451	2,767,150	a, b, c
Inventories	3,650,158	26,167	3,676,325	3,752,218	(21,536)	3,730,682	c
Derivative assets	429,625	(178,577)	251,048	386,613	(153,184)	233,429	a, c
Margin and related deposits	188,167	—	188,167	290,291	—	290,291
Supplier advance payments	658,815	—	658,815	701,705	—	701,705	b
Other current assets	310,674	(13,692)	296,982	200,288	(4,051)	196,237	a, c
Total current assets	7,193,505	(66,405)	7,127,100	8,278,615	(82,984)	8,195,631
Investments	3,752,876	—	3,752,876	3,802,379	—	3,802,379
Property, plant and equipment	5,179,868	—	5,179,868	5,404,347	—	5,404,347
Other assets	958,613	(15,061)	943,552	1,072,824	(15,951)	1,056,873	a
Total assets	$17,084,862	$(81,466)	$17,003,396	$18,558,165	$(98,935)	$18,459,230
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,993,456	$78,183	$3,071,639	$3,867,438	$—	$3,867,438	c
Current portion of long-term debt	46,290	—	46,290	205,136	—	205,136
Customer margin deposits and credit balances	106,323	—	106,323	149,625	—	149,625
Customer advance payments	727,535	29,107	756,642	871,370	26,094	897,464	b, c
Accounts payable	1,835,289	18,685	1,853,974	1,877,040	42,381	1,919,421	a, b, c
Derivative liabilities	372,406	(10,497)	361,909	275,484	(42,977)	232,507	a, c
Accrued expenses	459,867	5,165	465,032	378,318	13,740	392,058	a, c
Dividends and equities payable	128,700	—	128,700	131,380	—	131,380
Total current liabilities	6,669,866	120,643	6,790,509	7,755,791	39,238	7,795,029
Long-term debt	1,915,843	—	1,915,843	2,051,567	—	2,051,567
Long-term deferred tax liabilities	171,844	(6,185)	165,659	516,681	14,841	531,522	c
Other liabilities	265,349	(321)	265,028	272,532	—	272,532	c
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	—	2,264,038	2,244,114	—	2,244,114	b
Equity certificates	4,307,292	—	4,307,292	4,201,803	—	4,201,803	a
Accumulated other comprehensive loss	(168,225)	995	(167,230)	(211,442)	351	(211,091)	a
Capital reserves	1,646,837	(196,511)	1,450,326	1,713,784	(153,286)	1,560,498	a, c
Total CHS Inc. equities	8,049,942	(195,516)	7,854,426	7,948,259	(152,935)	7,795,324	a
Noncontrolling interests	12,018	(87)	11,931	13,335	(79)	13,256
Total equities	8,061,960	(195,603)	7,866,357	7,961,594	(153,014)	7,808,580
Total liabilities and equities	$17,084,862	$(81,466)	$17,003,396	$18,558,165	$(98,935)	$18,459,230

As of February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $183.8 million reduction of total assets, a $26.8 million reduction of current liabilities, a $28.9 million increase of long-term liabilities and a $185.9 million reduction of total equities. The reduction of total assets related primarily to the elimination of $179.3 million of current derivative assets which had been incorrectly recorded as assets on the Consolidated Balance Sheet and an approximate $16.0 million impairment of goodwill which was triggered when earnings were lowered due to the restatement. The decrease of total assets was partially offset by a related adjustment to increase prepaid income taxes by $9.7 million as a result of the income tax impact of the freight misstatement. The decrease of total current liabilities related primarily to a $7.1 million reduction of current derivative liabilities and a $19.7 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement. The increase of long-term liabilities was primarily attributable to the $28.9 million increase of long-term deferred tax liabilities. The decrease of total equities was related primarily to the elimination of derivative assets and liabilities from the Consolidated Balance Sheet as described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) The correction of intercompany misstatements resulted in a $5.6 million reduction of total assets and a $5.6 million reduction of current liabilities due to different practices of eliminating intercompany balances between CHS's businesses which existed in previous periods.

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of income tax adjustments on income tax accounts, including prepaid income taxes, income taxes payable and deferred income taxes. These misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the income tax adjustments resulted in a $108.0 million increase of total assets, a $153.1 million increase of current liabilities, a $35.4 million decrease of long-term liabilities and a $9.7 million decrease of total equities.

The increase of total assets related primarily to a $28.8 million increase of cash that resulted from a timing difference for the application of in-transit cash and a $78.2 million increase of receivables and notes payable related to a participation arrangement that did not meet certain criteria for off-balance sheet treatment. As a result, both receivables and notes payable were increased by $78.2 million.

The increase of current liabilities related primarily to the $78.2 million increase of receivables and notes payable in a participation arrangement that did not meet certain criteria for off-balance sheet treatment, a $29.1 million increase of customer advance payments that resulted from a timing difference related to the application of in-transit cash and a$27.9 million increase of accounts payable that had previously been included as a contra-inventory balance. Long-term liabilities decreased primarily due to the recognition of long-term deferred tax liabilities of $35.1 million related to the correction of other misstatements identified during fiscal 2018 and other periods.

The $9.7 million decrease of total equities relates primarily to the $14.1 million net impact on income tax accounts, which was partially offset by a $4.5 million increase related to the valuation of crack spread derivatives.

As of February 28, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $160.3 million reduction of total assets, a $61.3 million reduction of current liabilities, a $15.8 million increase of long-term liabilities and a $114.7 million reduction of total equities. The reduction of total assets related primarily to the elimination of $153.0 million of current derivative assets that were incorrectly recorded as assets on the Consolidate Balance Sheet and an approximate $16.0 million impairment of goodwill recorded in fiscal 2015 associated with lower earnings as a result of the restatement. The overall decrease of total assets was partially offset by related adjustments, including a $6.4 million increase of prepaid income taxes resulting from the income tax impact of the freight misstatement and the recognition of a $0.6 million prepaid freight capacity balance. The decrease of total current liabilities related primarily to a $43.0 million reduction of current derivative liabilities and a $20.7 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement, which were partially offset by the recognition of a $2.3 million accounts payable balance. The increase of long-term liabilities resulted from the $15.8 million increase of long-term deferred tax liabilities. The decrease of total equities related primarily to the elimination of the derivative assets and liabilities described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) The correction of intercompany misstatements resulted in a $4.9 million reduction of total assets and a $4.9 million reduction of current liabilities due to different practices of eliminating intercompany balances between CHS's businesses which existed in previous periods.

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of income tax adjustments on income tax accounts, including prepaid income taxes, income taxes payable and deferred income taxes. These misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the income tax adjustments resulted in a $66.3 million increase of total assets, a $105.5 million increase of current liabilities, a $0.9 million decrease of long-term liabilities and a $38.3 million decrease of total equities.

The increase of total assets related primarily to a $24.8 million increase of cash that resulted from a timing difference for the application of in-transit cash and a $47.7 million increase of inventory with a corresponding increase to accounts payable as a result of a misclassification adjustment for certain items previously included as a contra-inventory balance moving to accounts payable. The increase of inventory was offset by a $48.2 million reduction of inventory that resulted from a misclassification adjustment for certain collateral being classified as receivables rather than inventory.

The increase of current liabilities related primarily to the $47.7 million increase of accounts payable as a result of a misclassification adjustment for certain items previously included as a contra-inventory balance moving to accounts payable, a $26.1 million increase of customer advance payments that resulted from a timing difference for the application in-transit cash and $34.4 million increase of accrued expenses. The increase of accrued expenses related to the recognition of a $20.7 million accrued income tax balance associated with the correction of other misstatements identified during fiscal 2017 and other periods and the recognition of $13.7 million of accrued expense related to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018.

The $38.3 million decrease of total equities related primarily to the impacts associated with the $24.4 million net impact on income tax accounts and the recognition of $13.7 million of accrued expense related to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of May 31, 2018			As of May 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$533,887	$—	$533,887	$267,229	$(481)	$266,748	b, c
Receivables	2,198,211	50,002	2,248,213	2,722,325	45,642	2,767,967	a, b, c
Inventories	2,940,907	(27,400)	2,913,507	2,684,087	4,862	2,688,949	c
Derivative assets	483,794	(233,789)	250,005	388,188	(182,001)	206,187	a, c
Margin and related deposits	253,141	—	253,141	251,695	—	251,695
Supplier advance payments	426,607	—	426,607	431,433	—	431,433	b
Other current assets	198,078	(7,398)	190,680	255,236	10,233	265,469	a, c
Total current assets	7,034,625	(218,585)	6,816,040	7,000,193	(121,745)	6,878,448
Investments	3,787,163	—	3,787,163	3,841,749	—	3,841,749
Property, plant and equipment	5,140,106	—	5,140,106	5,409,151	(3,500)	5,405,651
Other assets	973,885	(13,645)	960,240	970,704	(15,172)	955,532	a
Total assets	$16,935,779	$(232,230)	$16,703,549	$17,221,797	$(140,417)	$17,081,380
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,819,086	$49,420	$2,868,506	$3,321,808	$—	$3,321,808
Current portion of long-term debt	53,056	—	53,056	193,096	—	193,096
Customer margin deposits and credit balances	137,999	—	137,999	132,479	—	132,479
Customer advance payments	372,616	(26)	372,590	390,576	546	391,122	b, c
Accounts payable	1,904,819	(6,647)	1,898,172	1,809,868	55,935	1,865,803	a, b, c
Derivative liabilities	344,973	(28,142)	316,831	284,212	(50,257)	233,955	a, c
Accrued expenses	538,249	—	538,249	422,371	13,740	436,111	a, c
Dividends and equities payable	209,718	—	209,718	134,718	—	134,718
Total current liabilities	6,380,516	14,605	6,395,121	6,689,128	19,964	6,709,092
Long-term debt	1,905,515	—	1,905,515	2,046,264	—	2,046,264
Long-term deferred tax liabilities	207,912	(4,704)	203,208	350,966	18,204	369,170
Other liabilities	279,303	(434)	278,869	276,483	—	276,483
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	—	2,264,038	2,264,063	—	2,264,063	b
Equity certificates	4,253,414	—	4,253,414	4,214,657	—	4,214,657	a
Accumulated other comprehensive loss	(169,726)	2,424	(167,302)	(209,700)	1,132	(208,568)	a, b, c
Capital reserves	1,803,078	(244,038)	1,559,040	1,577,469	(179,635)	1,397,834
Total CHS Inc. equities	8,150,804	(241,614)	7,909,190	7,846,489	(178,503)	7,667,986	a
Noncontrolling interests	11,729	(83)	11,646	12,467	(82)	12,385
Total equities	8,162,533	(241,697)	7,920,836	7,858,956	(178,585)	7,680,371
Total liabilities and equities	$16,935,779	$(232,230)	$16,703,549	$17,221,797	$(140,417)	$17,081,380

As of May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $229.3 million reduction of total assets, a $50.5 million reduction of current liabilities, a $30.4 million increase of long-term liabilities and a $209.2 million reduction of total equities. The reduction of total assets related primarily to the elimination of $233.9 million of current derivative assets that had been recorded as assets on the Consolidated Balance Sheet and an approximate $16.0 million reduction of goodwill associated with a goodwill impairment charge recorded during fiscal 2015. The decreases of total assets were partially offset by related adjustments, including an $11.1 million increase of prepaid income taxes resulting from the income tax impact of the freight misstatement and the recognition of a $7.5 million prepaid freight capacity balance. The decrease of total current liabilities related primarily to a $25.6 million reduction of current derivative liabilities and a $24.9 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement. The increase of long-term liabilities resulted from a $30.4 million increase of long-term deferred tax liabilities. The decrease of total equities related primarily to the elimination of the derivative assets and liabilities described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) The correction of intercompany misstatements resulted in a $6.9 million reduction of total assets and a $6.9 million reduction of current liabilities due to different practices of eliminating intercompany balances between CHS's businesses which existed in previous periods.

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of income tax adjustments on income tax accounts, including prepaid income taxes, income taxes payable and deferred income taxes. These misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the income tax adjustments resulted in a $3.9 million increase of total assets, a $72.0 million increase of current liabilities, a $35.5 million decrease of long-term liabilities and a $32.5 million decrease of total equities.

The increase of total assets related primarily to a $49.4 million increase of receivables and notes payable for a participation arrangement that did not meet certain criteria for off-balance sheet treatment. The increase of receivables was mostly offset by an $18.8 million decrease of inventories that resulted from the overstatement of inventories following the implementation of a new enterprise resource planning software during the third quarter of fiscal 2018 and a $24.5 million reduction of prepaid income taxes as a result of the income tax effects associated with the correction of other misstatements identified during fiscal 2018 and other periods.

The increase of current liabilities resulted primarily from the $49.4 million increase of notes payable associated with the participation agreement described above, as well as the recognition of a $24.9 million accrued income tax balance due to the income tax effects of the other misstatements. The decrease of long-term liabilities related primarily to a $35.1 million decrease of long-term deferred tax liabilities related to the correction of other misstatements identified during fiscal 2018 and other periods.

The decrease of total equities related primarily to the $14.1 million net impact on income tax accounts and the $18.8 million timing difference adjustment associated with the implementation of a new enterprise resource planning software during the third quarter of fiscal 2018.

As of May 31, 2017

Freight derivatives and related misstatements

(a) The correction of freight derivatives and related misstatements resulted in a $181.6 million reduction of total assets, a $64.0 million reduction of current liabilities, a $19.1 million increase of long-term liabilities and a $136.8 million reduction of total equities. The reduction of total assets related primarily to the elimination of $181.8 million of current derivative assets that had been recorded as assets on the Consolidated Balance Sheet and an approximate $16.0 million reduction of goodwill associated with a goodwill impairment charge recorded during fiscal 2015. The decreases of total assets were partially offset by related adjustments, including a $12.9 million increase of prepaid income taxes resulting from the income tax impact of the freight misstatement, the recognition of a $2.0 million prepaid freight capacity balance and the recognition of a $0.5 million receivable. The decrease of total current liabilities related primarily to a $50.3 million reduction of current derivative liabilities and a $20.7 million reduction of income taxes payable resulting from the income tax effect of the freight misstatement, which were partially offset by the recognition of a $7.0 million accounts payable balance. The increase of long-term liabilities resulted from a $19.1 million increase of long-term deferred tax liabilities. The decrease of total equities related primarily to the elimination of the derivative assets and liabilities described above and the related income tax impacts, as well as the reduction of goodwill associated with the goodwill impairment charge recorded during fiscal 2015.

Intercompany misstatements
(b) None

Other misstatements
(c) Adjustments for other misstatements related primarily to misclassifications between line items included within the Consolidated Balance Sheets, as well as the impact of income tax adjustments on income tax accounts, including prepaid income taxes, income taxes payable and deferred income taxes. These misclassification adjustments arose primarily due to the application of differing accounting policies between businesses and collectively with the income tax adjustments resulted in a $41.2 million increase of total assets, an $83.9 million increase of current liabilities, a $0.9 million decrease of long-term liabilities and a $41.8 million decrease of total equities.

The most significant driver of the $41.2 million increase of total assets related to a $53.1 million misclassification adjustment for certain items previously included as a contra-inventory balance moving to accounts payable. The overall increase of inventories was mostly offset by a $48.2 million reduction of inventory that resulted from a misclassification adjustment for certain collateral being classified as receivables rather than inventory; however, this misstatement did not impact total assets.

The increase of current liabilities related primarily to the $53.1 million increase of accounts payable associated with a misclassification adjustment for a contra-inventory balance moving to accounts payable, as well as the impact of the income tax adjustments on accrued income taxes, which increased by $20.7 million.

The $41.8 million decrease of total equities related primarily to the $24.4 million net impact on income tax accounts, the recognition of $13.7 million of accrued expense related to the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018 and a $3.5 million increase of reserve and impairment charges related to a fixed asset impairment charge that should have been recorded during the third quarter of fiscal 2017 rather than the fourth quarter of fiscal 2017.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$8,048,889	$(17,005)	$8,031,884	a, b, c
Cost of goods sold	7,735,627	(24,570)	7,711,057	a, b, c
Gross profit	313,262	7,565	320,827
Marketing, general and administrative	140,168	(668)	139,500	c
Reserve and impairment charges (recoveries), net	(3,787)	—	(3,787)
Operating earnings (loss)	176,881	8,233	185,114
Interest expense	40,702	—	40,702
Other (income) loss	(25,014)	—	(25,014)
Equity (income) loss from investments	(38,362)	—	(38,362)
Income (loss) before income taxes	199,555	8,233	207,788
Income tax expense (benefit)	19,936	670	20,606	a
Net income (loss)	179,619	7,563	187,182
Net income (loss) attributable to noncontrolling interests	(464)	—	(464)
Net income (loss) attributable to CHS Inc.	$180,083	$7,563	$187,646

For the three months ended November 30, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.5 million reduction of income before income taxes and a $1.2 million reduction of net income. These adjustments related to a $0.5 million increase of cost of goods sold and a $0.7 million increase of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in an $11.4 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in an $8.8 million increase of income before income taxes and net income. The $8.8 million increase of income before income taxes relates primarily to a $6.2 million decrease of cost of goods sold related to the valuation of crack spread derivatives and a $2.6 million decrease in costs related to postretirement benefit plan activity that resulted from a timing difference associated with recording certain benefit plan expenses (included in cost of goods sold and marketing, general and administrative expenses).

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $5.7 million decrease of revenues and cost of goods sold.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2018			For the Six Months Ended February 28, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$6,851,093	$129,060	$6,980,153	$14,899,982	$112,055	$15,012,037	a, b, c
Cost of goods sold	6,708,610	136,239	6,844,849	14,444,237	111,669	14,555,906	a, b, c
Gross profit	142,483	(7,179)	135,304	455,745	386	456,131
Marketing, general and administrative	186,716	(3)	186,713	326,881	(668)	326,213	c
Reserve and impairment charges (recoveries), net	(11,349)	3	(11,346)	(15,133)	—	(15,133)	c
Operating earnings (loss)	(32,884)	(7,179)	(40,063)	143,997	1,054	145,051
(Gain) loss on disposal of business	(7,705)	—	(7,705)	(7,705)	—	(7,705)
Interest expense	40,176	—	40,176	80,878	—	80,878
Other (income) loss	(11,364)	—	(11,364)	(36,378)	—	(36,378)
Equity (income) loss from investments	(39,441)	—	(39,441)	(77,803)	—	(77,803)
Income (loss) before income taxes	(14,550)	(7,179)	(21,729)	185,005	1,054	186,059
Income tax expense (benefit)	(181,176)	(6,512)	(187,688)	(161,240)	(5,842)	(167,082)	a, c
Net income (loss)	166,626	(667)	165,959	346,245	6,896	353,141
Net income (loss) attributable to noncontrolling interests	(48)	—	(48)	(512)	—	(512)
Net income (loss) attributable to CHS Inc.	$166,674	$(667)	$166,007	$346,757	$6,896	$353,653

For the three months ended February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $22.5 million reduction of income before income taxes and a $22.6 million reduction of net income. These adjustments related to a $22.5 million increase of cost of goods sold and a $0.1 million increase of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $161.5 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $15.3 million increase of income before income taxes and a $21.9 million increase of net income. The $15.3 million increase of income before income taxes relates primarily to a $13.7 million decrease of cost of goods sold arising from the use of a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The remaining increase relates to a $1.6 million decrease of cost of goods sold as a result of the valuation of crack spread derivatives. In addition to the increase of income before income taxes, an income tax benefit of $6.6 million was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $27.7 million decrease of revenues and cost of goods sold.

For the six months ended February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $23.0 million reduction of income before income taxes and a $23.8 million reduction of net income. These adjustments related to a $23.0 million increase of cost of goods sold and a $0.8 million increase of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $150.2 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in an $24.1 million increase of income before income taxes and a $30.7 million increase of net income. The $24.1 million increase of income before income taxes relates primarily to a $13.7 million decrease of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The remaining increase relates to a $7.9 million decrease of cost of goods sold related to the valuation of crack spread derivatives and a $2.6 million increase to expense related to postretirement benefit plan activity that resulted from a timing difference associated with the recording of certain benefit plan expenses (included in cost of goods sold and marketing, general and administrative expenses). In addition to the increase of income before income taxes, an income tax benefit of $6.6 million was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in $33.4 million decrease of revenues and cost of goods sold.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31, 2018			For the Nine Months Ended May 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$9,027,525	$59,803	$9,087,328	$23,927,508	$171,857	$24,099,365	a, b, c
Cost of goods sold	8,728,914	112,447	8,841,361	23,173,151	224,116	23,397,267	a, b, c
Gross profit	298,611	(52,644)	245,967	754,357	(52,259)	702,098
Marketing, general and administrative	161,578	1	161,579	488,459	(667)	487,792	c
Reserve and impairment charges (recoveries), net	(3,811)	—	(3,811)	(18,944)	—	(18,944)
Operating earnings (loss)	140,844	(52,645)	88,199	284,842	(51,592)	233,250
(Gain) loss on disposal of business	(124,050)	—	(124,050)	(131,755)	—	(131,755)
Interest expense	49,340	—	49,340	130,218	—	130,218
Other (income) loss	(14,622)	—	(14,622)	(51,000)	—	(51,000)
Equity (income) loss from investments	(59,308)	—	(59,308)	(137,111)	—	(137,111)
Income (loss) before income taxes	289,484	(52,645)	236,839	474,490	(51,592)	422,898
Income tax expense (benefit)	60,338	(5,119)	55,219	(100,901)	(10,962)	(111,863)	a, c
Net income (loss)	229,146	(47,526)	181,620	575,391	(40,630)	534,761
Net income (loss) attributable to noncontrolling interests	(187)	—	(187)	(699)	—	(699)
Net income (loss) attributable to CHS Inc.	$229,333	$(47,526)	$181,807	$576,090	$(40,630)	$535,460

For the three months ended May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $29.8 million reduction of income before income taxes and a $24.7 million reduction of net income. These adjustments related to a $29.8 million increase of cost of goods sold and a $5.1 million decrease of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $38.8 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $22.8 million decrease of income before income taxes and net income. The $22.8 million decrease of income before income taxes related primarily to an $18.8 million increase of cost of goods sold due to adjustments associated with the implementation of a new enterprise resource planning software during the third quarter of fiscal 2018. The remaining decrease relates to an $11.8 million increase of revenues and a $14.5 million increase of cost of goods sold related to the timing of revenue recognition as well as a $1.3 million increase of cost of goods sold related to the valuation of crack spread derivatives.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $9.2 million increase of revenues and cost of goods sold.

For the nine months ended May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $52.9 million reduction of income before income taxes and a $48.5 million reduction of net income. These adjustments related to a $52.9 million increase of cost of goods sold and a $4.4 million increase of income tax benefit related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $189.0 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $1.3 million increase of income before income taxes and a $7.9 million increase of net income. The $1.3 million increase of income before income taxes relates to a combination of offsetting misstatements, including a $13.7 million decrease of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018, a $6.6 million decrease of cost of goods sold related to the valuation of crack spread derivatives, and a $2.6 million decrease in expense related to postretirement benefit plan activity that resulted from a timing difference associated with recording certain benefit plan expenses (included in cost of goods sold and marketing, general and administrative expenses). The overall increase was mostly offset by an $18.8 million increase of cost of goods sold due to a timing difference associated with the implementation of a new enterprise resource planning software during the third quarter of fiscal 2018. The increase in income before income taxes and net income was also impacted by a $7.0 million increase of revenue and a $9.9 million increase of cost of goods sold related to the timing of revenue recognition. In addition to the increase of income before income taxes, an income tax benefit of $6.6 million was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $24.1 million decrease of revenues and cost of goods sold.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$8,048,250	$(46,346)	$8,001,904	a, b, c
Cost of goods sold	7,695,553	(40,029)	7,655,524	a, b, c
Gross profit	352,697	(6,317)	346,380
Marketing, general and administrative	147,849	3,409	151,258	c
Reserve and impairment charges (recoveries), net	18,357	—	18,357
Operating earnings (loss)	186,491	(9,726)	176,765
(Gain) loss on disposal of business	—	4,105	4,105	c
Interest expense	38,265	—	38,265
Other (income) loss	(37,000)	(7,509)	(44,509)	c
Equity (income) loss from investments	(40,328)	—	(40,328)
Income (loss) before income taxes	225,554	(6,322)	219,232
Income tax expense (benefit)	16,612	(536)	16,076	a
Net income (loss)	208,942	(5,786)	203,156
Net income (loss) attributable to noncontrolling interests	(208)	—	(208)
Net income (loss) attributable to CHS Inc.	$209,150	$(5,786)	$203,364

For the three months ended November 30, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.1 million increase of income before income taxes and a $0.6 million increase of net income. These adjustments were primarily related to a $1.9 million increase of cost of goods sold, a $1.9 million increase of revenues related to the timing of revenue recognition, and a $0.6 million decrease of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $77.3 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $6.4 million decrease of income before income taxes and net income. The $6.4 million decrease of income before income taxes and net income relates primarily to an increase of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $29.1 million increase of revenues, a $29.1 million increase of cost of goods sold, a $3.4 million increase of marketing, general and administrative expenses, a $4.1 million increase of loss on disposal of business and a $7.5 million increase of other income.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2017			For the Six Months Ended February 28, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$7,320,406	$80,367	$7,400,773	$15,368,656	$34,021	$15,402,677	a, b, c
Cost of goods sold	7,079,664	85,601	7,165,265	14,775,217	45,572	14,820,789	a, b, c
Gross profit	240,742	(5,234)	235,508	593,439	(11,551)	581,888
Marketing, general and administrative	157,862	2,304	160,166	305,711	5,713	311,424	c
Reserve and impairment charges (recoveries), net	72,373	—	72,373	90,730	—	90,730
Operating earnings (loss)	10,507	(7,538)	2,969	196,998	(17,264)	179,734
(Gain) loss on disposal of business	—	(1,395)	(1,395)	—	2,710	2,710	c
Interest expense	39,945	—	39,945	78,210	—	78,210
Other (income) loss	(17,235)	(848)	(18,083)	(54,235)	(8,357)	(62,592)	c
Equity (income) loss from investments	(35,800)	—	(35,800)	(76,128)	—	(76,128)
Income (loss) before income taxes	23,597	(5,295)	18,302	249,151	(11,617)	237,534
Income tax expense (benefit)	8,624	(4,939)	3,685	25,236	(5,475)	19,761	a, c
Net income (loss)	14,973	(356)	14,617	223,915	(6,142)	217,773
Net income (loss) attributable to noncontrolling interests	406	—	406	198	—	198
Net income (loss) attributable to CHS Inc.	$14,567	$(356)	$14,211	$223,717	$(6,142)	$217,575

For the three months ended February 28, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.3 million reduction of income before income taxes and a $0.2 million increase of net income. These adjustments related to a $1.1 million reduction of revenues and a $0.9 million decrease of cost of goods sold, and a $0.5 million decrease of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $58.9 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $5.0 million decrease of income before income taxes and a $0.6 million decrease of net income. The $5.0 million decrease of income before income taxes relates primarily to a $5.6 million increase of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The overall decrease of income before income taxes was partially offset by a $0.6 million decrease of cost of goods sold related to the valuation of crack spread derivatives. The decrease of income before income taxes was mostly offset by an income tax benefit of $4.5 million that was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $22.6 million increase of revenues, a $22.5 million increase of cost of goods sold, a $2.3 million increase of marketing, general and administrative expenses, a $1.4 million increase of gain on disposal of business, and a $0.8 million increase of other income.

For the six months ended February 28, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.2 million reduction of income before income taxes and a $0.8 million increase of net income. These adjustments related to a $0.7 million increase of revenues and a $1.0 million increase of cost of goods and a $1.0 million decrease of income tax expense related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $18.4 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in an $11.4 million decrease of income before income taxes and a $6.9 million decrease of net income. The $11.4 million decrease of income before income taxes relates primarily to a $12.1 million increase of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The overall decrease of income before income taxes was partially offset by a $0.7 million decrease of cost of goods sold related to the valuation of crack spread derivatives. The decrease of income before income taxes was partially offset by an income tax benefit of $4.5 million that was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $51.7 million increase of revenues, a $51.6 million increase of cost of goods sold, a $5.7 million increase of marketing, general and administrative expenses, a $2.7 million increase of loss on disposal of business, and an $8.4 million increase of other income.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31, 2017			For the Nine Months Ended May 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$8,614,090	$24,320	$8,638,410	$23,982,746	$58,341	$24,041,087	a, b, c
Cost of goods sold	8,366,988	50,276	8,417,264	23,142,205	95,848	23,238,053	a, b, c
Gross profit	247,102	(25,956)	221,146	840,541	(37,507)	803,034
Marketing, general and administrative	153,498	1,849	155,347	459,831	6,940	466,771	c
Reserve and impairment charges (recoveries), net	323,901	2,878	326,779	414,009	3,500	417,509	c
Operating earnings (loss)	(230,297)	(30,683)	(260,980)	(33,299)	(47,947)	(81,246)
(Gain) loss on disposal of business	—	(1,224)	(1,224)	—	1,486	1,486	c
Interest expense	39,201	—	39,201	117,411	—	117,411
Other (income) loss	(11,947)	(5)	(11,952)	(66,183)	(8,361)	(74,544)	c
Equity (income) loss from investments	(48,393)	—	(48,393)	(124,521)	—	(124,521)
Income (loss) before income taxes	(209,158)	(29,454)	(238,612)	39,994	(41,072)	(1,078)
Income tax expense (benefit)	(163,018)	(3,106)	(166,124)	(137,781)	(8,582)	(146,363)	a, c
Net income (loss)	(46,140)	(26,348)	(72,488)	177,775	(32,490)	145,285
Net income (loss) attributable to noncontrolling interests	(955)	—	(955)	(757)	—	(757)
Net income (loss) attributable to CHS Inc.	$(45,185)	$(26,348)	$(71,533)	$178,532	$(32,490)	$146,042

For the three months ended May 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $25.9 million reduction of income before income taxes and a $22.8 million reduction of net income. These adjustments related to a $3.7 million decrease of revenues and a $22.2 million increase of cost of goods sold and a $3.1 million increase of income tax benefit related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $9.6 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $3.6 million decrease of income before income taxes and net income. The $3.6 million decrease of income before income taxes and net income relates primarily to a $3.5 million increase of reserve and impairment charges related to a timing difference for a fixed asset impairment charge that should have been recorded during the third quarter of fiscal 2017 rather than the fourth quarter of fiscal 2017.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $37.6 million increase of revenues, a $37.6 million increase of cost of goods sold, a $1.8 million increase of marketing, general and administrative expenses, a $0.6 million decrease of reserve and impairment charges and a $1.2 million increase of gain on disposal of business.

For the nine months ended May 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $26.2 million reduction of income before income taxes and a $22.1 million reduction of net income. These adjustments related to a $2.9 million reduction of revenues and a $23.2 million increase of cost of goods sold, as well as a $4.1 million increase of income tax benefit related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $28.0 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $14.9 million decrease of income before income taxes and a $10.4 million decrease of net income. The $14.9 million decrease of income before income taxes relates primarily to a $12.1 million increase of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018 and a $3.5 million increase of reserve and impairment charges related to a fixed asset impairment charge that should have been recorded during the third quarter of fiscal 2017 rather than the fourth quarter of fiscal 2017. The overall decrease of income before income taxes was partially offset by a $0.7 million decrease of cost of goods sold related to the valuation of crack spread derivatives. The decrease of income before income taxes was partially offset by an income tax benefit of $4.5 million that was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in an $89.2 million increase of revenues, a $89.2 million increase of cost of goods sold, a $6.9 million increase of marketing, general and administrative expenses, a $1.5 million increase of loss on sale of business and an $8.4 million increase of other income.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Revenues	$7,952,005	$44,334	$7,996,339	a, b, c
Cost of goods sold	7,843,305	61,408	7,904,713	a, b, c
Gross profit	108,700	(17,074)	91,626
Marketing, general and administrative	144,528	708	145,236	c
Reserve and impairment charges (recoveries), net	42,670	(3,500)	39,170	c
Operating earnings (loss)	(78,498)	(14,282)	(92,780)
(Gain) loss on disposal of business	—	704	704	c
Interest expense	53,828	—	53,828
Other (income) loss	(24,664)	(743)	(25,407)	c
Equity (income) loss from investments	(12,817)	—	(12,817)
Income (loss) before income taxes	(94,845)	(14,243)	(109,088)
Income tax expense (benefit)	(44,293)	9,532	(34,761)	a, c
Net income (loss)	(50,552)	(23,775)	(74,327)
Net income (loss) attributable to noncontrolling interests	123	—	123
Net income (loss) attributable to CHS Inc.	$(50,675)	$(23,775)	$(74,450)

For the three months ended August 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $12.0 million reduction of income before income taxes and a $25.2 million reduction of net income. These adjustments related to a $2.9 million increase of revenues, and a $14.9 million increase of cost of goods sold and a $13.3 million decrease of income tax benefit related to the tax effect of the freight derivatives and related misstatements.

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $7.7 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses which existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $2.3 million decrease of income before income taxes and a $1.4 million increase of net income. The $2.3 million decrease of income before income taxes related primarily to a $3.2 million increase of cost of goods sold related to the valuation of crack spread derivatives and a $2.6 million increase of cost of goods sold and marketing, general and administrative expenses related to a timing difference associated with the recording of certain benefit plan expenses. These decreases of income before income taxes were partially offset by a $3.5 million decrease of reserve and impairment charges related to a timing difference for recording a fixed asset impairment charge. The decrease of net income was partially offset by an income tax benefit of $3.7 million that was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $49.1 million increase of revenues, a $49.1 million increase of cost of goods sold, a $0.7 million increase of loss on disposal of business and a $0.7 million increase of other income.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$179,619	$7,563	$187,182	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity, net of tax expense (benefit) of $2,620	4,196	(2,602)	1,594	c
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $404	3,640	—	3,640
Cash flow hedges net of tax expense (benefit) of $(2)	(4)	—	(4)
Foreign currency translation adjustment net of tax expense (benefit) of $(443)	(2,607)	396	(2,211)	a
Other comprehensive income (loss), net of tax	5,225	(2,206)	3,019
Comprehensive income	184,844	5,357	190,201
Less comprehensive income attributable to noncontrolling interests	(464)	—	(464)
Comprehensive income attributable to CHS Inc.	$185,308	$5,357	$190,665

For the three months ended November 30, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $1.2 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended November 30, 2017, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in an $8.8 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended November 30, 2017, above. The adjustment related to postretirement benefit plan activity is attributable to a timing difference associated with recording certain benefit plan expenses.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28, 2018			For the Six Months Ended February 28, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$166,626	$(667)	$165,959	$346,245	$6,896	$353,141	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity net of tax expense (benefit) of $1,309 and $3,929	3,141	1	3,142	7,338	(2,602)	4,736	c
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $1,481 and $1,885	3,554	—	3,554	7,194	—	7,194
Cash flow hedges net of tax expense (benefit) of $443 and $441	1,063	—	1,063	1,059	—	1,059
Foreign currency translation adjustment net of tax expense (benefit) of $422 and $(21)	2,461	(109)	2,352	(146)	287	141	a
Other comprehensive income (loss), net of tax	10,219	(108)	10,111	15,445	(2,315)	13,130
Comprehensive income	176,845	(775)	176,070	361,690	4,581	366,271
Less comprehensive income attributable to noncontrolling interests	(48)	—	(48)	(512)	—	(512)
Comprehensive income attributable to CHS Inc.	$176,893	$(775)	$176,118	$362,202	$4,581	$366,783

For the three months ended February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $22.6 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended February 28, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $21.9 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended February 28, 2018, above.

For the six months ended February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $23.8 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the six months ended February 28, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $30.7 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the six months ended February 28, 2018, above. The adjustment related to postretirement benefit plan activity is attributable to a timing difference associated with recording certain benefit plan expenses.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31, 2018			For the Nine Months Ended May 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$229,146	$(47,526)	$181,620	$575,391	$(40,630)	$534,761	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity net of tax expense (benefit) of $1,424 and $5,353	3,417	—	3,417	10,755	(2,602)	8,153	c
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $2,620 and $4,505	6,286	—	6,286	13,480	—	13,480
Cash flow hedges net of tax expense (benefit) of $172 and $613	413	—	413	1,472	—	1,472
Foreign currency translation adjustment net of tax expense (benefit) of $(254) and $(275)	(11,617)	1,429	(10,188)	(11,763)	1,716	(10,047)	a
Other comprehensive income (loss), net of tax	(1,501)	1,429	(72)	13,944	(886)	13,058
Comprehensive income	227,645	(46,097)	181,548	589,335	(41,516)	547,819
Less comprehensive income attributable to noncontrolling interests	(187)	—	(187)	(699)	—	(699)
Comprehensive income attributable to CHS Inc.	$227,832	$(46,097)	$181,735	$590,034	$(41,516)	$548,518

For the three months ended May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $24.7 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended May 31, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $22.8 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended May 31, 2018, above.

For the nine months ended May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $48.5 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the nine months ended May 31, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $7.9 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the nine months ended May 31, 2018, above. The adjustment related to postretirement benefit plan activity relates to a timing difference associated with recording certain benefit plan expenses.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$208,942	$(5,786)	$203,156	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity net of tax expense (benefit) of $2,011	3,239	—	3,239
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $482	777	—	777
Cash flow hedges net of tax expense (benefit) of $406	654	—	654
Foreign currency translation adjustment net of tax expense (benefit) of $(209)	(19,164)	1,089	(18,075)	a
Other comprehensive income (loss), net of tax	(14,494)	1,089	(13,405)
Comprehensive income	194,448	(4,697)	189,751
Less comprehensive income attributable to noncontrolling interests	(208)	—	(208)
Comprehensive income attributable to CHS Inc.	$194,656	$(4,697)	$189,959

For the three months ended November 30, 2016

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.6 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended November 30, 2016, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $6.4 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended November 30, 2016, above.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28, 2017			For the Six Months Ended February 28, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$14,973	$(356)	$14,617	$223,915	$(6,142)	$217,773	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity net of tax expense (benefit) of $2,312 and $4,323	3,724	—	3,724	6,963	—	6,963
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $600 and $1,083	968	—	968	1,744	1	1,745	c
Cash flow hedges net of tax expense (benefit) of $598 and $1,005	963	1	964	1,618	—	1,618	c
Foreign currency translation adjustment net of tax expense (benefit) of $(204) and $5	9,123	(936)	8,187	(10,041)	153	(9,888)	a
Other comprehensive income (loss), net of tax	14,778	(935)	13,843	284	154	438
Comprehensive income	29,751	(1,291)	28,460	224,199	(5,988)	218,211
Less comprehensive income attributable to noncontrolling interests	406	—	406	198	—	198
Comprehensive income attributable to CHS Inc.	$29,345	$(1,291)	$28,054	$224,001	$(5,988)	$218,013

For the three months ended February 28, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.2 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended February 28, 2017, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $0.6 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended February 28, 2017, above.

For the six months ended February 28, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $0.8 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the six months ended February 28, 2017, above. The adjustment related to foreign currency translation relates to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $6.9 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the six months ended February 28, 2017, above.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31, 2017			For the Nine Months Ended May 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$(46,140)	$(26,348)	$(72,488)	$177,775	$(32,490)	$145,285	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity net of tax expense (benefit) of $2,257 and $6,580	3,635	1	3,636	10,599	—	10,599	c
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $(72) and $1,010	(117)	(1)	(118)	1,627	—	1,627	c
Cash flow hedges net of tax expense (benefit) of $233 and $1,238	375	—	375	1,993	—	1,993
Foreign currency translation adjustment net of tax expense (benefit) of $(334) and $(329)	(2,151)	782	(1,369)	(12,193)	936	(11,257)	a
Other comprehensive income (loss), net of tax	1,742	782	2,524	2,026	936	2,962
Comprehensive income	(44,398)	(25,566)	(69,964)	179,801	(31,554)	148,247
Less comprehensive income attributable to noncontrolling interests	(955)	—	(955)	(757)	—	(757)
Comprehensive income attributable to CHS Inc.	$(43,443)	$(25,566)	$(69,009)	$180,558	$(31,554)	$149,004

For the three months ended May 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $22.8 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended May 31, 2017, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $3.6 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended May 31, 2017, above.

For the nine months ended May 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $22.1 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the nine months ended May 31, 2017, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $10.4 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the nine months ended May 31, 2017, above.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended August 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$(50,552)	$(23,775)	$(74,327)	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity net of tax expense (benefit) of $12,108	19,501	2,602	22,103	c
Unrealized net gain (loss) on available for sale investments net of tax expense (benefit) of $1,722	2,758	—	2,758
Cash flow hedges net of tax expense (benefit) of $155	249	—	249
Foreign currency translation adjustment net of tax expense (benefit) of $542	3,522	(424)	3,098	a
Other comprehensive income (loss), net of tax	26,030	2,178	28,208
Comprehensive income	(24,522)	(21,597)	(46,119)
Less comprehensive income attributable to noncontrolling interests	123	—	123
Comprehensive income attributable to CHS Inc.	$(24,645)	$(21,597)	$(46,242)

For the three months ended August 31, 2017

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $25.2 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended August 31, 2017, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $1.4 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended August 31, 2017, above. The adjustment related to postretirement benefit plan activity relates to a timing difference associated with recording certain benefit plan expenses.