Form 10-Q
period 2018-11-30
CHS INC
filed 2019-01-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2018.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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
YES ☑ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "we," "us," "our," the "Company" and "CHS" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2018	August 31, 2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$266,152	$450,617
Receivables	2,686,095	2,460,401
Inventories	3,184,449	2,768,649
Derivative assets	202,932	329,757
Margin and related deposits	214,594	151,150
Supplier advance payments	399,095	288,423
Other current assets	234,406	244,208
Total current assets	7,187,723	6,693,205
Investments	3,774,536	3,711,925
Property, plant and equipment	5,078,307	5,141,719
Other assets	813,190	834,329
Total assets	$16,853,756	$16,381,178
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,401,553	$2,272,196
Current portion of long-term debt	167,423	167,565
Customer margin deposits and credit balances	133,698	137,395
Customer advance payments	325,817	409,088
Accounts payable	2,202,487	1,844,489
Derivative liabilities	282,557	438,465
Accrued expenses	428,940	511,032
Dividends and equities payable	311,461	153,941
Total current liabilities	6,253,936	5,934,171
Long-term debt	1,739,956	1,762,690
Long-term deferred tax liabilities	209,767	182,770
Other liabilities	358,005	336,519
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,558,940	4,609,456
Accumulated other comprehensive loss	(204,232)	(199,915)
Capital reserves	1,663,971	1,482,003
Total CHS Inc. equities	8,282,717	8,155,582
Noncontrolling interests	9,375	9,446
Total equities	8,292,092	8,165,028
Total liabilities and equities	$16,853,756	$16,381,178

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,
	2018	(As Restated) 2017
	(Dollars in thousands)
Revenues	$8,484,289	$8,031,884
Cost of goods sold	8,013,648	7,711,392
Gross profit	470,641	320,492
Marketing, general and administrative	162,496	140,346
Reserve and impairment charges (recoveries), net	(6,353)	(3,787)
Operating earnings (loss)	314,498	183,933
Interest expense	38,908	40,702
Other (income) loss	(25,134)	(26,195)
Equity (income) loss from investments	(66,508)	(38,362)
Income (loss) before income taxes	367,232	207,788
Income tax expense (benefit)	20,117	20,606
Net income (loss)	347,115	187,182
Net income (loss) attributable to noncontrolling interests	(389)	(464)
Net income (loss) attributable to CHS Inc.	$347,504	$187,646

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30,
	2018	(As Restated) 2017
	(Dollars in thousands)
Net income (loss)	$347,115	$187,182
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	2,101	1,594
Unrealized net gain (loss) on available for sale investments	—	3,640
Cash flow hedges	(1,307)	(4)
Foreign currency translation adjustment	(405)	(2,211)
Other comprehensive income (loss), net of tax	389	3,019
Comprehensive income (loss)	347,504	190,201
Less: comprehensive income (loss) attributable to noncontrolling interests	(389)	(464)
Comprehensive income (loss) attributable to CHS Inc.	$347,893	$190,665

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30,
	2018	(As Restated) 2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$347,115	$187,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118,603	120,148
Amortization of deferred major repair costs	19,176	16,418
Equity (income) loss from investments	(66,508)	(38,362)
Distributions from equity investments	18,887	12,514
Provision for doubtful accounts	5,009	(3,601)
Deferred taxes	26,555	16,346
Other, net	(3,162)	375
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(182,767)	(56,700)
Inventories	(416,196)	(513,023)
Derivative assets	139,694	63,926
Margin and related deposits	(63,476)	(893)
Supplier advance payments	(110,672)	(293,536)
Other current assets and other assets	12,541	6,323
Customer margin deposits and credit balances	(3,697)	(18,045)
Customer advance payments	(83,271)	(10,251)
Accounts payable and accrued expenses	299,741	453,219
Derivative liabilities	(159,385)	(99,956)
Other liabilities	7,015	4,376
Net cash provided by (used in) operating activities	(94,798)	(153,540)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(104,750)	(85,824)
Proceeds from disposition of property, plant and equipment	5,752	56,079
Proceeds from sale of business	1,730	29,457
Expenditures for major repairs	(3,441)	(1,039)
Investments redeemed	1,499	5,195
Changes in CHS Capital notes receivable, net	(126,865)	(69,227)
Financing extended to customers	(3,928)	(15,778)
Payments from customer financing	71,137	16,520
Other investing activities, net	4,090	1,847
Net cash provided by (used in) investing activities	(154,776)	(62,770)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	4,429,276	8,006,980
Payments on lines of credit, long term-debt and capital lease obligations	(4,317,479)	(7,654,661)
Preferred stock dividends paid	(42,167)	(42,167)
Retirements of equities	(24,072)	(3,682)
Other financing activities, net	3,503	(21,257)
Net cash provided by (used in) financing activities	49,061	285,213
Effect of exchange rate changes on cash and cash equivalents	(1,535)	2,236
Net increase (decrease) in cash and cash equivalents and restricted cash	(202,048)	71,139
Cash and cash equivalents and restricted cash at beginning of period	543,940	272,272
Cash and cash equivalents and restricted cash at end of period	$341,892	$343,411

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of November 30, 2018, the Consolidated Statements of Operations for the three months ended November 30, 2018, and 2017, the Consolidated Statements of Comprehensive Income for the three months ended November 30, 2018, and 2017, and the Consolidated Statements of Cash Flows for the three months ended November 30, 2018, and 2017, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2018, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

As described in Note 2, Restatement of Previously Issued Financial Information, the consolidated financial statements for the three months ended November 30, 2017, have been restated to reflect the correction of misstatements. We have also restated all relevant amounts impacted within the notes to the consolidated financial statements.

The notes to our consolidated financial statements reference our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. See Note 12, Segment Reporting, for more information related to our reportable segments.

Our consolidated financial statements include the accounts of CHS and all of our wholly owned and majority owned subsidiaries. The effects of all significant intercompany transactions have been eliminated.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2018, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC").

Significant Accounting Policies

The following significant accounting policies have been updated since our Annual Report on Form 10-K for the year ended August 31, 2018, as a result of the adoption of certain new accounting pronouncements effective for us during the three months ended November 30, 2018.

Restricted Cash

Restricted cash is included in our Consolidated Balance Sheets within other current assets (current portion) and other assets (non-current portion), as appropriate, and primarily relates to customer deposits for futures and option contracts associated with regulated commodities held in separate accounts as required under federal and other regulations. Pursuant to the requirements of the Commodity Exchange Act, such funds must be carried in separate accounts that are designated as segregated customer accounts, as applicable. Restricted cash also includes funds held in escrow pursuant to applicable regulations limiting their usage.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Consolidated Balance Sheets that aggregates to the amount presented in our Consolidated Statements of Cash Flows. During the three months ended November 30, 2018, we updated the presentation of our Consolidated Statements of Cash Flows to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our Consolidated Statements of Cash Flows.

	November 30, 2018	August 31, 2018	November 30, 2017	August 31, 2017
	(Dollars in thousands)
Cash and cash equivalents	$266,152	$450,617	$249,767	$181,379
Restricted cash included in other current assets	72,687	90,193	88,525	83,561
Restricted cash included in other assets	3,053	3,130	5,119	7,332
Total Cash and cash equivalents and restricted cash	$341,892	$543,940	$343,411	$272,272

Investments

As described in the "Recent Accounting Pronouncements" section below, we adopted Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which was effective for us September 1, 2018. As a result, all equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. We have elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions.

Investments in other cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in debt and equity instruments are carried at amounts that approximate fair values.

Revenue Recognition

We provide a wide variety of products and services, ranging from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to the customer. For the majority of our contracts with customers, control transfers to customers at a point-in-time when the goods/services have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete the performance obligation(s).

Revenue is recognized at the transaction price that we expect to be entitled to in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. We follow a policy of recognizing revenue at the point-in-time or over the period of time we satisfy our performance obligation by transferring control over a product or service to a customer in accordance with the underlying contract. For physically settled derivative sales contracts that are outside the scope of the revenue guidance, we recognize revenue when control of the inventory is transferred within the meaning of Accounting Standards Codification ("ASC") Topic 606.

Recent Accounting Pronouncements

Adopted

In March 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statements of Operations. This ASU provides that the service cost component should be included in the same income statement line item as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic benefit cost (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) are required to be presented in the Consolidated

Statements of Operations separately outside of operating income. Additionally, only service cost may be capitalized in assets. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The guidance on the presentation of the components of net periodic benefit cost in the Consolidated Statements of Operations has been applied retrospectively, and the guidance regarding the capitalization of the service cost component in assets has been applied prospectively. The adoption of this guidance had no impact on previously reported income (loss) before income taxes or net income attributable to CHS; however, non-service cost components of net periodic benefit costs in prior periods have been reclassified from operating expenses and are now reported outside of operating income within other (income) loss. Specifically, the retrospective adjustments recorded as a result of the adoption of this guidance resulted in an increase to cost of goods sold and marketing, general and administrative expense of $0.3 million and $0.8 million, respectively, and a corresponding increase of $1.2 million to other income during the three months ended November 30, 2017. There was no impact to previously reported income before income taxes and net income attributable to CHS as a result of adoption. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments within this ASU narrow the existing definition of a business and provide a more robust framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business impacts various areas of accounting, including acquisitions, disposals and goodwill. Under the new guidance, fewer acquisitions are expected to be considered businesses. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The guidance has been applied prospectively. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows as well as disclosure about the nature of restrictions on cash, cash equivalents and amounts generally described as restricted cash. Additionally, the guidance requires disclosure of the total amount of cash, cash equivalents and restricted cash for each comparative period for which a Consolidated Balance Sheet is presented. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The amendments in this ASU were applied retrospectively to all periods presented. Refer to the additional disclosures pertaining to restricted cash within the Restricted Cash significant accounting policy above. The adoption of this amended guidance did not have a material impact on our Consolidated Statements of Cash Flows.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance eliminates the previous cost method of accounting for certain equity securities that did not have readily determinable fair values. This guidance also simplifies the impairment assessment and allows for a fair value measurement alternative for equity investments without readily determinable fair values and includes presentation and disclosure changes. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year and was applied following a prospective basis. We have elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions. As a result of the adoption of this amended guidance, we reclassified approximately $4.7 million from accumulated other comprehensive loss to the opening balance of capital reserves within our Consolidated Balance Sheet as of September 1, 2018, which did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce existing diversity in practice in how certain cash receipts and payments are presented and classified in the Consolidated Statements of Cash Flows. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The adoption of this amended guidance did not have a material impact on our Consolidated Statements of Cash Flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments within this ASU, as well as within the additional clarifying ASUs issued by the FASB, provide a single comprehensive model to be used to determine the measurement of revenue and timing of recognition for revenue arising from contracts with customers. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition guidance includes a five-step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year, and we elected to apply the modified retrospective method of adoption to all contracts as of the date of initial application. The majority of our revenues are attributable to forward commodity sales contracts, which are considered to be physically settled derivatives under ASC 815, Derivatives and Hedging (Topic 815). Revenues arising from derivative contracts accounted for under ASC 815 are specifically outside the scope of ASC Topic 606 and therefore not subject to the provisions of the new revenue recognition guidance. As such, the impact of adoption of the new revenue guidance has only been assessed for our revenue contracts that are not accounted for as derivative arrangements. The primary impact of adoption was changes to the timing of revenue recognition for certain revenue streams that had an immaterial impact. Following the modified retrospective method of adoption, we determined the cumulative effect of adoption for all contracts with customers that had not been completed as of the adoption date was less than $1.0 million. Additionally, the impact of applying ASC Topic 606 compared to previous guidance during the three months ended November 30, 2018, was an overall decrease to revenues of $13.1 million. Our revenue recognition accounting policy and additional information related to our revenue streams and related performance obligations required to be satisfied in order to recognize revenue can be found within Note 3, Revenues.

Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU reduces the complexity of accounting for implementation, setup, and other upfront costs incurred in a cloud computing service arrangement that is hosted by a vendor. This ASU aligns the accounting for implementation costs of hosting arrangements, irrespective of whether the arrangements convey a license to the hosted software. This ASU permits either a prospective or retrospective transition approach. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year, with early adoption permitted. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. Specifically, the guidance removes the requirement to disclose the amount and reasons for any transfers between Level 1 and Level 2 of the fair value hierarchy and removes the requirement to disclose a description of the valuation processes used to value Level 3 fair value measurements. The guidance also requires additional disclosures surrounding Level 3 changes in unrealized gains/losses included in other comprehensive income as well as the range and weighted average significant unobservable inputs calculation. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Early adoption is permitted. We elected to remove the disclosures permitted by ASU No. 2018-13 during the fourth quarter of fiscal 2018 but have not early adopted the new required additional disclosures, which is permitted by the guidance. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This

ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance within ASC 840 - Leases. The amendments within this ASU, as well as within additional clarifying ASUs issued by the FASB, introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends ASU No. 2016-02, Leases. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We have initiated our assessment of the new lease standard, including the utilization of surveys to gather more information about existing leases and the implementation of a new lease software to improve the collection, maintenance and aggregation of lease data necessary for the expanded reporting and disclosure requirements under the new lease standard. It is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as right of use assets and liabilities on our Consolidated Balance Sheets. This will result in a significant increase in assets and liabilities recorded on our Consolidated Balance Sheets. Although we expect the new lease guidance will have a material impact on our Consolidated Balance Sheets, we are continuing to evaluate the practical expedient guidance provisions available and the extent of potential impacts on our consolidated financial statements, processes and internal controls.

Note 2        Restatement of Previously Issued Financial Information

The consolidated financial statements for the three months ended November 30, 2017, have been restated to reflect the correction of misstatements. We have also restated all amounts impacted within the notes to the consolidated financial statements. A description of the adjustments and their impact on the previously issued financial information are included below.

Descriptions of Restatement Adjustments

Restatement Background

During the preparation of our Annual Report on Form 10-K for the year ended August 31, 2018, we noted potentially excessive valuations in the net derivative asset valuations relating to certain rail freight contracts purchased in connection with our North American grain marketing operations. An investigation concluded that the rail freight misstatements included in our consolidated financial statements were due to intentional misconduct by a former employee in our rail freight trading operations, as well as due to rail freight contracts and certain non-rail contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. The misconduct consisted of the former employee manipulating the mark-to-market valuation of rail cars that were the subject of rail freight purchase contracts and manipulating the quantity of rail cars included in the monthly mark-to-market valuation. In addition, the investigation revealed intentional misstatements were made by the former employee to our independent registered public accounting firm in connection with its audit of our consolidated financial statements for the fiscal year ended August 31, 2017. During the course of, and as a result of, the investigation, we terminated the former employee and have taken additional personnel actions.

As described in additional detail in the Explanatory Note in our Annual Report on Form 10-K for the year ended August 31, 2018, the Company restated its audited consolidated financial statements for the fiscal years ended August 31, 2017 and 2016, and our unaudited consolidated financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, and May 31, 2018 and 2017. As a result of the misstatements, we restated our interim consolidated financial statements for the three months ended November 30, 2017. In addition to the adjustments related to freight derivatives and related misstatements, we also made adjustments related to certain intercompany balances and other historical misstatements unrelated to the freight derivatives and related misstatements.

Consolidated financial statement adjustment tables

The following tables present the impacts of the restatement adjustments to our unaudited Consolidated Statement of Operations, unaudited Consolidated Statement of Comprehensive Income and unaudited Consolidated Statement of Cash Flows for the three months ended November 30, 2017. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below.

The categories of restatement adjustments and their impact on previously reported consolidated financial statements are described below.

(a) Freight derivatives and related misstatements - Corrections for freight derivatives and related misstatements were driven by the misstatement of amounts associated with both the value and quantity of rail freight contracts, as well as due to rail and certain non-rail freight contracts not meeting the technical accounting requirements to qualify as derivative financial instruments. In addition to the elimination of the underlying freight derivative assets and liabilities and related impacts on revenues and cost of goods sold, additional adjustments were recorded to account for prepaid freight capacity balances in relevant periods. Additional details related to the impact of the freight derivatives and related misstatements and their impact on each period are discussed in restatement reference (a).

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

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Revenues	$8,048,889	$(17,005)	$8,031,884	$—	$8,031,884	a, b, c
Cost of goods sold	7,735,627	(24,570)	7,711,057	335	7,711,392	a, b, c
Gross profit	313,262	7,565	320,827	(335)	320,492
Marketing, general and administrative	140,168	(668)	139,500	846	140,346	c
Reserve and impairment charges (recoveries), net	(3,787)	—	(3,787)	—	(3,787)
Operating earnings (loss)	176,881	8,233	185,114	(1,181)	183,933
Interest expense	40,702	—	40,702	—	40,702
Other (income) loss	(25,014)	—	(25,014)	(1,181)	(26,195)
Equity (income) loss from investments	(38,362)	—	(38,362)	—	(38,362)
Income (loss) before income taxes	199,555	8,233	207,788	—	207,788
Income tax expense (benefit)	19,936	670	20,606	—	20,606	a
Net income (loss)	179,619	7,563	187,182	—	187,182
Net income (loss) attributable to noncontrolling interests	(464)	—	(464)	—	(464)
Net income (loss) attributable to CHS Inc.	$180,083	$7,563	$187,646	$—	$187,646
* Previously reported amounts have been revised to reflect the impact of adopting ASU 2017-17 retrospectively during the first quarter of fiscal 2019. Refer to details related to the adoption of new ASUs within Note 1, Basis of Presentation and Significant Accounting Policies.

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

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in an $11.4 million decrease of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS's businesses that existed in previous periods.

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

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended November 30, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$179,619	$7,563	$187,182	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	4,196	(2,602)	1,594	c
Unrealized net gain (loss) on available for sale investments	3,640	—	3,640
Cash flow hedges	(4)	—	(4)
Foreign currency translation adjustment	(2,607)	396	(2,211)	a
Other comprehensive income (loss), net of tax	5,225	(2,206)	3,019
Comprehensive income	184,844	5,357	190,201
Less comprehensive income attributable to noncontrolling interests	(464)	—	(464)
Comprehensive income attributable to CHS Inc.	$185,308	$5,357	$190,665

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

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended November 30, 2017
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$179,619	$7,563	$187,182	$—	$187,182	a, c
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	120,148	—	120,148	—	120,148
Amortization of deferred major repair costs	16,418	—	16,418	—	16,418
Equity (income) loss from investments	(38,362)	—	(38,362)	—	(38,362)
Distributions from equity investments	12,514	—	12,514	—	12,514
Provision for doubtful accounts	(3,601)	—	(3,601)	—	(3,601)
Deferred taxes	15,044	1,302	16,346	—	16,346	a
Other, net	2,976	(2,601)	375	—	375	c
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(80,637)	23,937	(56,700)	—	(56,700)	c
Inventories	(472,180)	(40,843)	(513,023)	—	(513,023)	c
Derivative assets	67,365	(3,439)	63,926	—	63,926	a, c
Margin and related deposits	(893)	—	(893)	—	(893)
Supplier advance payments	(292,905)	(631)	(293,536)	—	(293,536)	b
Other current assets and other assets	2,689	883	3,572	2,751	6,323	a
Customer margin deposits and credit balances	(18,045)	—	(18,045)	—	(18,045)
Customer advance payments	1,278	(11,529)	(10,251)	—	(10,251)	b, c
Accounts payable and accrued expenses	441,071	12,148	453,219	—	453,219	a, c
Derivative liabilities	(97,329)	(2,627)	(99,956)	—	(99,956)	a, c
Other liabilities	4,376	—	4,376	—	4,376
Net cash provided by (used in) operating activities	(140,454)	(15,837)	(156,291)	2,751	(153,540)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(85,824)	—	(85,824)	—	(85,824)
Proceeds from disposition of property, plant and equipment	56,079	—	56,079	—	56,079
Proceeds from sale of business	29,457	—	29,457	—	29,457
Expenditures for major repairs	(1,039)	—	(1,039)	—	(1,039)
Investments redeemed	5,195	—	5,195	—	5,195
Changes in CHS Capital notes receivable, net	(69,227)	—	(69,227)	—	(69,227)
Financing extended to customers	(15,778)	—	(15,778)	—	(15,778)
Payments from customer financing	16,520	—	16,520	—	16,520
Other investing activities, net	1,847	—	1,847	—	1,847
Net cash provided by (used in) investing activities	(62,770)	—	(62,770)	—	(62,770)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	8,006,980	—	8,006,980	—	8,006,980
Payments on lines of credit, long-term borrowings and capital lease obligations	(7,657,713)	3,052	(7,654,661)	—	(7,654,661)	c
Preferred stock dividends paid	(42,167)	—	(42,167)	—	(42,167)
Redemptions of equities	(3,682)	—	(3,682)	—	(3,682)
Other financing activities, net	(31,680)	10,423	(21,257)	—	(21,257)	c
Net cash provided by (used in) financing activities	271,738	13,475	285,213	—	285,213
Effect of exchange rate changes on cash and cash equivalents	2,236	—	2,236	—	2,236
Net increase (decrease) in cash and cash equivalents and restricted cash	70,750	(2,362)	68,388	2,751	71,139	b
Cash and cash equivalents and restricted cash at beginning of period	181,379	—	$181,379	90,893	272,272
Cash and cash equivalents and restricted cash at end of period	$252,129	$(2,362)	$249,767	$93,644	$343,411
* Previously reported amounts have been revised to reflect the impact of adopting ASU 2016-18 retrospectively during the first quarter of fiscal 2019. Refer to details related to the adoption of new ASUs within Note 1, Basis of Presentation and Significant Accounting Policies.

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $1.2 million reduction of net income for the three months ended November 30, 2017. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended November 30, 2017, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and November 30, 2017, resulted in certain misclassifications of less than $3.0 million between operating activity line items in the Consolidated Statements of Cash Flows; however, none of the freight derivatives and related misstatements impacted the classifications between operating, investing or financing activities.

Intercompany misstatements
(b) The correction of intercompany misstatements did not impact net income for the three months ended November 30, 2017; however, the impact of adjustments to the Consolidated Balance Sheets as of August 31, 2017, and November 30, 2017, resulted in certain misclassification adjustments of less than $3.0 million between line items in the Consolidated Statements of Cash Flows. None of the intercompany misstatements impacted the classifications between operating, investing or financing activities within the Consolidated Statements of Cash Flows; however, a timing difference related to the application of supplier advance payments resulted in a $2.4 million decrease of cash as of November 30, 2017.

Other misstatements
(c) The correction of other misstatements resulted in an $8.8 million increase of net income for the three months ended November 30, 2017. Refer to further details of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three months ended November 30, 2017, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and November 30, 2017, resulted in certain misclassification adjustments between line items in the Consolidated Statements of Cash Flows. As a result, two misclassification adjustments were made between operating and financing activities, including a $3.1 million reduction of notes payable resulting from a duplicative entry and the misclassification of a $10.4 million negative cash balance associated with a timing difference for the application of in-transit cash. In addition, various misclassification adjustments were made between operating activity lines, the most significant of which related to (1) a $24.1 million decrease of inventory and increase in accounts receivable as of August 31, 2017, due to a timing difference related to the settlement of a single ocean vessel and (2) the $18.3 million net impact associated with the decrease of inventory and increase of accounts payable that resulted from the misclassification adjustment for certain items previously included within a contra-inventory account to accounts payable as of August 31, 2017, and November 30, 2017.

Note 3        Revenues

Adoption of New Revenue Guidance

As described in Note 1, Basis of Presentation and Significant Accounting Policies, we adopted the guidance within ASU 2014-09 as of September 1, 2018, using the modified retrospective transition approach. Consistent with other companies that actively trade commodities, a majority of our revenues are attributable to forward commodity sales contracts that are considered to be physically settled derivatives under ASC 815, Derivatives and Hedging (ASC Topic 815) and therefore fall outside the scope of ASC Topic 606. As a result, these revenues are not subject to the provisions of the new revenue guidance and the impact of adoption is limited to our revenue streams that fall within the scope of the new revenue guidance.

The majority of our revenue streams that fall within the scope of the new revenue guidance are recognized at a point-in-time; however, the adoption of ASU 2014-09 resulted in a minimal number of changes to the timing of revenue recognition for certain revenue streams. Under the modified retrospective method of adoption, we determined the cumulative effect of adoption for all contracts with customers that had not been completed as of the adoption date and recognized an adjustment of less than $1.0 million to the opening capital reserves balance within the Consolidated Balance Sheet as of September 1, 2018. Additionally, the impact of applying ASC Topic 606 compared to previous guidance during the three months ended November 30, 2018, was an overall decrease to revenues of $13.1 million.

The change in accounting for revenue recognition under ASU 2014-09 did not have a material impact on our Consolidated Statement of Operations for the three months ended November 30, 2018, or Consolidated Balance Sheet as of November 30, 2018.

Revenue Recognition Accounting Policy and Performance Obligations

We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. We primarily conduct our operations and derive revenues within our Energy and Ag businesses. Our Energy business derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag business derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals; through wholesale sales of crop nutrients and processed sunflowers; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, and feed and farm supplies.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to customers. For the majority of our contracts with customers, control transfers to customers at a point-in-time when goods/services have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete our performance obligation(s).

Revenue is recognized at the transaction price that we expect to be entitled to in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. We follow a policy of recognizing revenue at the point-in-time or over the period of time that we satisfy our performance obligation by transferring control over a product or service to a customer in accordance with the underlying contract. For physically settled derivative sales contracts that are outside the scope of the revenue guidance, we recognize revenue when control of the inventory is transferred within the meaning of ASC Topic 606.

The amount of revenue recognized during the three months ended November 30, 2018, for performance obligations that were fully satisfied in previous periods was not material.

Shipping and Handling Costs

Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity rather than a promised service, and therefore is not considered a separate performance obligation.

Taxes Collected from Customers and Remitted to Governmental Authorities

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Contract Costs

Commissions related to contracts with a duration of less than one year are expensed as incurred. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets we otherwise would have recognized is one year or less.

Disaggregation of Revenues

The following table presents revenues recognized under ASC Topic 606 disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815 and other applicable accounting guidance for the three months ended November 30, 2018. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 840, Leases and ASC Topic 470, Debt that fall outside the scope of ASC Topic 606.

	ASC 606	ASC 815	Other Guidance	Total Revenues
For the Three Months Ended November 30, 2018:	(Dollars in thousands)
Energy	$1,940,190	$221,098	$—	$2,161,288
Ag	1,355,826	4,913,428	36,143	6,305,397
Corporate and Other	5,234	—	12,370	17,604
Total revenues	$3,301,250	$5,134,526	$48,513	$8,484,289

Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We are the nation’s largest cooperative energy company, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane and other natural gas liquids. For the majority of revenues arising from sales to Energy customers, we satisfy our performance obligation of providing energy products such as gasoline, diesel fuel, propane, asphalt, lubricants and other related products at the point-in-time that the finished petroleum product is delivered or made available to the wholesale or retail customer, at which point control is considered to have been transferred to the customer and revenue can be recognized, as there are no remaining performance obligations that we need to satisfy in order to be entitled to the agreed-upon transaction price as stated in the contract. For fixed and provisionally-priced derivative sales contracts that are accounted for under the provisions of the derivative accounting guidance and are outside the scope of the revenue recognition guidance, we recognize revenue when control of the inventory is transferred within the meaning of ASC 606.

Our Ag segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals; through wholesale sales of crop nutrients and processed sunflowers; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, and feed and farm supplies. For the majority of revenues arising from sales to Ag customers, we satisfy our performance obligation of delivering a commodity or other agricultural end product to a customer at the point-in-time that the commodity or other end-product (wholesale grain, crop nutrients/agronomy products, soybean products, ethanol or country operations retail products) has been delivered or is made available to the customer, at which point control is considered to have been transferred to the customer and revenue can be recognized, as there are no remaining performance obligations that need to be satisfied in order to be entitled to the agreed-upon transaction price as stated in the contract. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For fixed and provisionally-priced derivative sales contracts that are accounted for under the provisions of the derivative accounting guidance and are outside the scope of the revenue recognition guidance, we recognize revenue when control of the inventory is transferred within the meaning of ASC Topic 606.

Corporate and Other primarily consists of our financing and hedging businesses, which are presented together due to the similar nature of their products and services as well as the relatively lower amount of revenues for those businesses compared to our Ag and Energy businesses. Prior to its sale on May 4, 2018, our insurance business was also included in Corporate and Other. Revenues arising from Corporate and Other are primarily comprised of revenues generated by our hedging and financing businesses. Revenues from our hedging business are primarily recognized at the point-in-time that the hedging transaction is completed after we have fully satisfied all performance obligations under the contract, and revenues arising from our financing business are recognized in accordance with ASC Topic 470, Debt, and fall outside the scope of ASC Topic 606.

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional upon the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to the customer. Contract assets are recorded in accounts receivable within our Consolidated Balance Sheets and were immaterial as of November 30, 2018, and August 31, 2018.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $187.9 million and $177.9 million as of November 30, 2018, and August 31, 2018, respectively, are recorded within customer advance payments on our Consolidated Balance Sheets. For the three months ended November 30, 2018, we recognized revenues of $95.2 million, which were included in the customer advance payments balance at the beginning of the period.

Practical expedients

We applied ASC Topic 606 utilizing the following allowable exemptions or practical expedients:

•	Election to not disclose the unfulfilled performance obligation balance for contracts with an original duration of one year or less.

•	Recognition of the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.

•	Election to present revenues net of sales taxes and other similar taxes.

•
Practical expedient to treat shipping and handling as a fulfillment activity rather than a promised service, resulting in the conclusion that shipping and handling is not a separate performance obligation.

Note 4        Receivables

	November 30, 2018	August 31, 2018
	(Dollars in thousands)
Trade accounts receivable	$1,743,258	$1,578,764
CHS Capital notes receivable	683,407	569,379
Other	486,398	534,071
	2,913,063	2,682,214
Less: allowances and reserves	226,968	221,813
Total receivables	$2,686,095	$2,460,401

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

The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative’s capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes as well as in Michigan.

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $211.3 million and $203.0 million at November 30, 2018, and August 31, 2018, respectively. The long-term notes receivable are included in Other assets on our Consolidated Balance Sheets. As of November 30, 2018, and August 31, 2018, the commercial notes represented 52% and 40%, respectively, and the producer notes represented 48% and 60%, respectively, of the total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of November 30, 2018, CHS Capital's customers had additional available credit of $567.4 million.

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

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to value-added taxes and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We do not bear any of the costs or operational risks associated with the related growing crops, though our ability to be paid depends on the crops actually produced. The financing is collateralized by future crops, land and physical assets of the suppliers, carries a local market interest rate and settles when the farmer’s crop is harvested and sold.

Note 5        Inventories

	November 30, 2018	August 31, 2018
	(Dollars in thousands)
Grain and oilseed	$1,525,151	$1,298,522
Energy	680,807	715,161
Crop nutrients	325,189	246,326
Feed and farm supplies	522,490	391,906
Processed grain and oilseed	113,138	99,426
Other	17,674	17,308
Total inventories	$3,184,449	$2,768,649

As of November 30, 2018, we valued approximately 14% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (16% as of August 31, 2018). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $115.6 million and $345.0 million as of November 30, 2018, and August 31, 2018, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Note 6        Investments

	November 30, 2018	August 31, 2018
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,775,989	$2,735,073
Ventura Foods, LLC	367,429	360,150
Ardent Mills, LLC	212,887	205,898
Other equity method investments	294,130	288,016
Cost method investments	124,101	122,788
Total investments	$3,774,536	$3,711,925

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

CF Nitrogen

On February 1, 2016, we invested $2.8 billion in CF Industries Nitrogen, LLC ("CF Nitrogen"), commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended November 30, 2018, and 2017, this amount was $40.9 million and $20.3 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

Ventura Foods and Ardent Mills

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), which is a joint venture that produces and distributes primarily vegetable oil-based products, and we have a 12% interest in Ardent Mills, LLC ("Ardent Mills"), which is a joint venture with Cargill Incorporated and ConAgra Foods, Inc. that combines the North American flour milling operations of the three parent companies. We account for Ventura Foods and Ardent Mills as equity method investments included in Corporate and Other.

The following table provides aggregate summarized unaudited financial information for our equity method investments in CF Nitrogen, Ventura Foods and Ardent Mills for the three months ended November 30, 2018, and 2017:

	For the Three Months Ended November 30,
	2018	2017
	(Dollars in thousands)
Net sales	$2,241,539	$2,081,514
Gross profit	339,937	211,432
Net earnings	272,736	112,071
Earnings attributable to CHS Inc.	67,668	28,766

Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Goodwill and Other Intangible Assets

Goodwill of $138.5 million is included in other assets on our Consolidated Balance Sheets as of November 30, 2018, and August 31, 2018. There were no changes in the net carrying amount of goodwill for the three months ended November 30, 2018.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	November 30, 2018			August 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$40,815	$(13,791)	$27,024	$40,815	$(13,082)	$27,733
Trademarks and other intangible assets	6,536	(4,990)	1,546	6,536	(4,931)	1,605
Total intangible assets	$47,351	$(18,781)	$28,570	$47,351	$(18,013)	$29,338

Total amortization expense for intangible assets during the three months ended November 30, 2018, and 2017, was $0.8 million and $0.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,070
Year 2	2,991
Year 3	2,933
Year 4	2,751
Year 5	2,667

Note 8        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2018. The table below summarizes our notes payable as of November 30, 2018, and August 31, 2018.

	November 30, 2018	August 31, 2018
	(Dollars in thousands)
Notes payable	$1,496,122	$1,437,264
CHS Capital notes payable	905,431	834,932
Total notes payable	$2,401,553	$2,272,196

On November 30, 2018, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion that expires in September 2020. The outstanding balance on this facility was $403.0 million at November 30, 2018. There was no outstanding balance at August 31, 2018.

On June 28, 2018, we amended our existing receivables and loans securitization facility (the "Securitization Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries (the "Originators") sell trade accounts and notes receivable (the "Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, which is accounted for as a secured borrowing. During the period from July 2017 through the amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to Accounting Standards Codification 860, Transfers and Servicing, and the Receivables sold were derecognized from our Consolidated Balance Sheets. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility terminates on June 17, 2019, but may be extended.

On September 4, 2018, we entered into a repurchase facility ("the Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2018, the outstanding balance under the Repurchase Facility was $150 million.

Interest expense for the three months ended November 30, 2018, and 2017, was $38.9 million and $40.7 million, respectively, net of capitalized interest of $2.1 million and $1.8 million, respectively.

Note 9        Equities

Changes in Equities

Changes in equities for the three months ended November 30, 2018, and 2017 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028
Reversal of prior year redemption estimates	24,072	—	—	—	—	—	—	24,072
Redemptions of equities	(22,004)	(183)	(1,885)	—	—	—	—	(24,072)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Reclassification of unrealized (gain) loss on investments	—	—	—	—	(4,706)	4,706	—	—
Other, net	(409)	—	(26)	—	—	3,436	318	3,319
Net income (loss)	—	—	—	—	—	347,504	(389)	347,115
Other comprehensive income (loss), net of tax	—	—	—	—	389	—	—	389
Estimated 2019 cash patronage refunds	—	—	—	—	—	(89,344)	—	(89,344)
Estimated 2019 equity redemptions	(50,081)	—	—	—	—	—	—	(50,081)
Balance, November 30, 2018	$3,789,158	$29,315	$740,467	$2,264,038	$(204,232)	$1,663,971	$9,375	$8,292,092

	Equity Certificates				Accumulated Other Comprehensive Loss*
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves*	Noncontrolling Interests*		Total Equities*
	(Dollars in thousands)
Balance, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(180,360)	$1,267,808	$12,505		$7,705,640
Reversal of prior year redemption estimates	1,561	—	—	—	—	—	—		1,561
Redemptions of equities	(1,449)	(53)	(59)	—	—	—	—		(1,561)
Preferred stock dividends	—	—	—	—	—	(84,334)	—		(84,334)
Other, net	(1,498)	(66)	(344)	—	—	3,954	(2)		2,044
Net income (loss)	—	—	—	—	—	187,646	(464)	—	187,182
Other comprehensive income (loss), net of tax	—	—	—	—	3,019	—	—		3,019
Estimated 2018 cash patronage refunds	—	—	—	—	—	(50,702)	—		(50,702)
Estimated 2018 equity redemptions	(19,901)	—	—	—	—	—	—		(19,901)
Balance, November 30, 2017 (As restated)	$3,885,139	$29,717	$404,984	$2,264,038	$(177,341)	$1,324,372	$12,039		$7,742,948
* Certain amounts associated with Accumulated Other Comprehensive Loss, Capital Reserves and Noncontrolling Interests in the changes in equities table above were restated to reflect the impact of the misstatements associated with the restatement of previously issued financial statements. Note that the majority of the restatement adjustments within the changes in equities table above relate to the opening restatement adjustments to the August 31, 2017, balances. Additionally, the misstatements for activity in the changes in equities table above relates primarily to net income (loss) during the first quarter of fiscal 2018. Refer to further details included within Note 2, Restatement of Previously Issued Financial Information.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three months ended November 30, 2018, and 2017:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	175	—	(317)	(25)	(167)
Amounts reclassified out	2,565	—	(1,475)	—	1,090
Total other comprehensive income (loss), before tax	2,740	—	(1,792)	(25)	923
Tax effect	(639)	—	485	(380)	(534)
Other comprehensive income (loss), net of tax	2,101	—	(1,307)	(405)	389
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of November 30, 2018, net of tax	$(137,818)	$—	$(6,206)	$(60,208)	$(204,232)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(132,444)	$10,041	$(6,954)	$(51,003)	$(180,360)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	4,044	(435)	(612)	2,997
Amounts reclassified out	4,214	—	429	(2,042)	2,601
Total other comprehensive income (loss), before tax	4,214	4,044	(6)	(2,654)	5,598
Tax effect	(2,620)	(404)	2	443	(2,579)
Other comprehensive income (loss), net of tax	1,594	3,640	(4)	(2,211)	3,019
Balance as of November 30, 2017, net of tax	$(130,850)	$13,681	$(6,958)	$(53,214)	$(177,341)

Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges, available for sale investments and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 11, Benefit Plans, for further information). Amortization related to gains or losses on cash flow hedges was recorded to interest expense. Gains or losses on the sale of available for sale investments are recorded to other income. Foreign currency translation reclassifications related to sales of businesses are recorded to other income.

Note 10        Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted into law. The Tax Act provides for significant U.S. tax law changes and reduces the federal corporate statutory tax rate from 35% to 21% as of January 1, 2018. As a fiscal year-end taxpayer, our annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 25.7%. Beginning in fiscal 2019, our annual statutory federal corporate tax rate is 21%.

The Tax Act also requires companies to pay a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that were previously tax deferred ("transition tax"). We have not recorded a liability for the transition tax.

The Tax Act initially repealed the Domestic Production Activities Deduction ("DPAD") and enacted the Deduction for Qualified Business Income of Pass-Thru Entities ("QBI Deduction"); however, the Consolidated Appropriations Act, 2018 (the "Appropriations Act") enacted into law on March 23, 2018, impacted these deductions. The Appropriations Act modifies the QBI Deduction under Section 199A of the Tax Act to reenact DPAD for agricultural and horticultural cooperatives as it existed prior to the enactment of the Tax Act, and it also modifies the QBI Deduction available to cooperative patrons as enacted by the Tax Act.

As of August 31, 2018, the effects of the Tax Act were provisional in accordance with the SEC's Staff Accounting Bulletin 118. No adjustments were recorded for the three months ended November 30, 2018, associated with the remeasurement of deferred tax balances or the one-time transition tax, and in accordance with Staff Accounting Bulletin 118, the amounts are no longer provisional.

Note 11        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three months ended November 30, 2018, and 2017, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit costs for the three months ended November 30 are as follows:	(Dollars in thousands)
Service cost	$9,648	$9,919	$78	$137	$263	$236
Interest cost	7,099	6,002	187	178	274	227
Expected return on assets	(11,242)	(12,040)	—	—	—	—
Prior service cost (credit) amortization	42	359	(19)	8	(139)	(141)
Actuarial (gain) loss amortization	3,087	4,518	—	15	(407)	(306)
Net periodic benefit cost	$8,634	$8,758	$246	$338	$(9)	$16

The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are reflected in other (income) loss.

Employer Contributions

Total contributions to be made during fiscal 2019 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the three months ended November 30, 2018, we made no contributions to the pension plans. At this time, we do not anticipate being required to make a contribution for our benefit plans in fiscal 2019.

Note 12        Segment Reporting

We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing our business. We have aggregated those operating segments into three reportable segments: Energy, Ag and Nitrogen Production.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified annual quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. Insignificant operating segments have been aggregated within Corporate and Other.

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

Our revenues, assets and cash flows can be significantly affected by global trade and associated market prices for commodities such as petroleum products, natural gas, ethanol, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to disease or insects, drought, the availability and adequacy of supply, government regulations and policies, world events, global trade disputes, and general political and economic conditions.

While our revenues and operating results are derived from businesses and operations that are wholly owned and majority owned, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less and do not control the operations. See Note 6, Investments, for more information on these entities.

Reconciling Amounts represent the elimination of revenues and interest between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2018, and 2017, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2018:	(Dollars in thousands)
Revenues, including intersegment revenues	$2,310,080	$6,308,714	$—	$19,067	$(153,572)	$8,484,289
Operating earnings (loss)	235,639	80,127	(5,128)	3,860	—	314,498
Interest expense	4,237	21,000	13,679	763	(771)	38,908
Other (income) loss	(986)	(22,400)	(1,571)	(948)	771	(25,134)
Equity (income) loss from investments	(73)	1,209	(40,915)	(26,729)	—	(66,508)
Income (loss) before income taxes	$232,461	$80,318	$23,679	$30,774	$—	$367,232
Intersegment revenues	$(148,792)	$(3,317)	$—	$(1,463)	$153,572	$—
Total assets at November 30, 2018	$4,100,190	$6,951,297	$2,796,154	$3,006,115	$—	$16,853,756

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended November 30, 2017: (As Restated)	(Dollars in thousands)
Revenues, including intersegment revenues	$2,074,000	$6,081,027	$—	$18,775	$(141,918)	$8,031,884
Operating earnings (loss)	124,031	60,909	(3,135)	2,128	—	183,933
Interest expense	5,635	17,604	13,272	4,580	(389)	40,702
Other (income) loss	(888)	(23,586)	(1,738)	(372)	389	(26,195)
Equity (income) loss from investments	(1,152)	(8,254)	(20,335)	(8,621)	—	(38,362)
Income (loss) before income taxes	$120,436	$75,145	$5,666	$6,541	$—	$207,788
Intersegment revenues	$(134,854)	$(4,033)	$—	$(3,031)	$141,918	$—

Note 13        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts that are accounted for as fair value hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 14, Fair Value Measurements.

Derivatives Not Designated as Hedging Instruments

The following tables present the gross fair values of derivative assets, derivative liabilities and margin deposits (cash collateral) for derivatives not accounted for as hedging instruments, recorded on our Consolidated Balance Sheets along with the related amounts permitted to be offset in accordance with U.S. GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under ASC Topic 210-20, Balance Sheet - Offsetting; or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	November 30, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$176,292	$—	$33,094	$143,198
Foreign exchange derivatives	15,877	—	6,581	9,296
Embedded derivative asset	20,166	—	—	20,166
Total	$212,335	$—	$39,675	$172,660
Derivative Liabilities:
Commodity derivatives	$276,899	$23,121	$33,094	$220,684
Foreign exchange derivatives	9,471	—	6,581	2,890
Total	$286,370	$23,121	$39,675	$223,574

	August 31, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$313,033	$—	$26,781	$286,252
Foreign exchange derivatives	15,401	—	8,703	6,698
Embedded derivative asset	23,595	—	—	23,595
Total	$352,029	$—	$35,484	$316,545
Derivative Liabilities:
Commodity derivatives	$421,054	$12,983	$26,781	$381,290
Foreign exchange derivatives	24,701	—	8,703	15,998
Total	$445,755	$12,983	$35,484	$397,288

Derivative assets and liabilities with maturities of 12 months or less are recorded in derivative assets and derivative liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets and liabilities, excluding derivatives accounted for as fair value hedges, recorded on our Consolidated Balance Sheet at November 30, 2018, were $18.7 million and $16.1 million, respectively. The amount of long-term derivative assets and liabilities, excluding derivatives accounted for as fair value hedges, recorded on our Consolidated Balance Sheet at August 31, 2018, were $23.1 million and $7.9 million, respectively.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2018, and 2017.

		For the Three Months Ended November 30,
	Location of Gain (Loss)	2018	(As Restated) 2017
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(6,448)	$32,917
Foreign exchange derivatives	Cost of goods sold	16,056	6,766
Foreign exchange derivatives	Marketing, general and administrative	(832)	(495)
Interest rate derivatives	Interest expense	—	(1)
Embedded derivative	Other income	1,571	1,738
Total		$10,347	$40,925

Commodity Contracts

As of November 30, 2018, and August 31, 2018, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	November 30, 2018		August 31, 2018
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	560,843	837,696	715,866	929,873
Energy products - barrels	16,632	7,670	17,011	8,329
Processed grain and oilseed - tons	374	3,077	1,064	2,875
Crop nutrients - tons	44	91	11	76
Ocean freight - metric tons	—	—	227	45
Natural gas - MMBtu	—	—	610	—

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of our international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $762.4 million and $988.8 million as of November 30, 2018, and August 31, 2018, respectively.

Embedded Derivative Asset

Under the terms of our strategic investment in CF Nitrogen, if CF Industries' credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a non-refundable annual payment of $5.0 million from CF Industries each year until the date that CF Industries' credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of November 30, 2018, was equal to $20.1 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheets, respectively. See Note 14, Fair Value Measurements, for more information on the valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

Fair Value Hedges

As of November 30, 2018, and August 31, 2018, we had outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2019 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

	Derivative Liabilities
Balance Sheet Location	November 30, 2018	August 31, 2018
	(Dollars in thousands)
Derivative liabilities	$687	$771
Other liabilities	9,720	8,681
Total	$10,407	$9,452

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three months ended November 30, 2018, and 2017.

		For the Three Months Ended November 30,
Gain (Loss) on Fair Value Hedging Relationships:	Location of Gain (Loss)	2018	2017
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(955)	$(8,317)
Hedged item	Interest expense	955	8,317
Total		$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of November 30, 2018, and August 31, 2018.

	November 30, 2018		August 31, 2018
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$484,593	$10,407	$485,548	$9,452

Cash Flow Hedges

In the fourth quarter of fiscal 2018, our Energy segment began designating certain of its pay-fixed, receive-variable, cash-settled swaps as cash flow hedges of future crude oil purchases. We also began designating certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of November 30, 2018, and August 31, 2018, the aggregate notional amount of cash flow hedges was 5.4 million and 1.1 million barrels, respectively.

The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2018	August 31, 2018	Balance Sheet Location	November 30, 2018	August 31, 2018
	(Dollars in thousands)			(Dollars in thousands)
Derivative assets	$9,336	$812	Derivative liabilities	$11,622	$634

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2018, and 2017:

	For the Three Months Ended November 30,
	2018	2017
	(Dollars in thousands)
Commodity derivatives	$(2,463)	$—

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the three months ended November 30, 2018, and 2017:

		For the Three Months Ended November 30,
	Location of Gain (Loss)	2018	2017
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$1,900	$—

Note 14        Fair Value Measurements

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

Recurring fair value measurements at November 30, 2018, and August 31, 2018, are as follows:

	November 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$27,029	$158,600	$—	$185,629
Foreign currency derivatives	—	15,877	—	15,877
Deferred compensation assets	37,713	—	—	37,713
Embedded derivative asset	—	20,166	—	20,166
Other assets	5,767	—	—	5,767
Total	$70,509	$194,643	$—	$265,152
Liabilities:
Commodity derivatives	$40,398	$248,122	$—	$288,520
Foreign currency derivatives	—	9,471	—	9,471
Interest rate swap derivatives	—	10,407	—	10,407
Total	$40,398	$268,000	$—	$308,398

	August 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$54,487	$259,359	$—	$313,846
Foreign currency derivatives	—	15,401	—	15,401
Deferred compensation assets	39,073	—	—	39,073
Embedded derivative asset	—	23,595	—	23,595
Other assets	5,334	—	—	5,334
Total	$98,894	$298,355	$—	$397,249
Liabilities:
Commodity derivatives	$31,778	$389,911	$—	$421,689
Foreign currency derivatives	—	24,701	—	24,701
Interest rate swap derivatives	—	9,452	—	9,452
Total	$31,778	$424,064	$—	$455,842

Commodity and foreign currency derivatives — Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, select ocean freight contracts and other over-the-counter ("OTC") derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location-specific inputs, and are classified within Level 2. The location-specific inputs are driven by local market supply and demand, and are generally based on broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense. See Note 13, Derivative Financial Instruments and Hedging Activities, for additional information about interest rates swaps designated as fair value and cash flow hedges.

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

Embedded derivative asset — The embedded derivative asset relates to contingent payments inherent in our investment in CF Nitrogen. The inputs into the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 13, Derivative Financial Instruments and Hedging Activities, for additional information.

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three months ended November 30, 2018.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of November 30, 2018, our bank covenants allowed maximum guarantees of $1.0 billion, of which $151.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2018.

Gain Contingency

As of November 30, 2018, a gain contingency resulted from applying ASC Topic 450-30, Gain Contingencies, to the facts and circumstances surrounding the potential for certain excise tax credits associated with manufacturing changes within our Energy business. Refer to Note 16, Subsequent Events, for details related to the gain contingency realized during the second quarter of fiscal 2019.

Note 16        Subsequent Events

As described in Note 15, Commitments and Contingencies, a gain contingency existed as of November 30, 2018, following the application of ASC Topic 450-30, Gain Contingencies, to the facts and circumstances surrounding the potential for certain excise tax credits associated with manufacturing changes within our Energy business. The gain contingency was resolved subsequent to November 30, 2018, and a gain of approximately $80.8 million will be recognized primarily as a reduction of cost of goods sold in the Consolidated Statement of Operations during the second quarter of fiscal 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Restatement

•	Overview

•	Business Strategy

•	Fiscal 2019 First Quarter Highlights

•	Fiscal 2019 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2018 (including the information presented therein under Risk Factors), as well as the consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Restatement

The accompanying MD&A gives effect to certain adjustments made to our previously reported financial information for the three months ended November 30, 2017. Due to the restatement of this period, the data set forth in the accompanying MD&A may not be comparable to discussions and data included in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017.

Refer to Note 2, Restatement of Previously Issued Financial Information, of the accompanying unaudited financial statements for further details related to the restatement and its impact on our consolidated financial statements.

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

In addition, our financing and hedging businesses, along with our non-consolidated wheat milling and food production and distribution joint ventures, have been aggregated within Corporate and Other. Prior to its sale on May 4, 2018, our insurance operations were also included within Corporate and Other.

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

Business Strategy

Our business strategy is to help our owners grow by maximizing returns and optimizing our various operations to ensure that our core businesses are strategically positioned today and for the future. We are focusing on improving efficiency and, when necessary, disposing of assets that are not strategic and/or do not meet our internal measurement expectations. We are also focusing on making selective growth capital investments that will help to drive future growth opportunities. In addition, we are focused on maintaining financial flexibility by optimizing debt levels and ensuring adequate financial liquidity so we can effectively operate throughout the agriculture and energy economic cycles.

Fiscal 2019 First Quarter Highlights

•	Refining margins were higher in our Energy segment compared to prior year results due to favorable heavy Canadian crude oil pricing which is processed by our refineries.

•	We experienced higher margins in our crop nutrients business compared to the prior year due to improved market conditions.

•	Our equity method investments in CF Nitrogen, Ardent Mills and Ventura Foods had improved earnings compared to the prior year.

•	We are dedicating significant internal and external leadership and resources to improving our control environment.

Fiscal 2019 Trends Update

Our Ag and Energy businesses operate in cyclical environments. The Energy industry experienced favorable crude oil prices in particular for heavy Canadian crude oil which is processed by our refineries; which led to higher margins and improved earnings in our first quarter of fiscal 2019. We believe the favorable market conditions experienced in the first quarter of fiscal 2019 will become less favorable as fiscal 2019 progresses. The Ag industry continues to operate in a challenging environment characterized by lower margins, reduced liquidity and increased leverage that have resulted from reduced commodity prices. In addition, trade disputes between the United States and foreign trading partners, particularly those that purchase large quantities of agricultural commodities, are resulting in unpredictable impacts to commodity prices within the Ag industry now and in the future. We are unable to predict how long the current environment will last or how severe it will ultimately be at this time. As a result, we expect our revenues, margins and cash flows from our core operations in our Ag segment to continue to be under pressure during the remainder of fiscal 2019.

Results of Operations

Consolidated Statements of Operations

	For the Three Months Ended November 30,
	2018	(As Restated) 2017
	(Dollars in thousands)
Revenues	$8,484,289	$8,031,884
Cost of goods sold	8,013,648	7,711,392
Gross profit	470,641	320,492
Marketing, general and administrative	162,496	140,346
Reserve and impairment charges (recoveries), net	(6,353)	(3,787)
Operating earnings (loss)	314,498	183,933
Interest expense	38,908	40,702
Other (income) loss	(25,134)	(26,195)
Equity (income) loss from investments	(66,508)	(38,362)
Income (loss) before income taxes	367,232	207,788
Income tax expense (benefit)	20,117	20,606
Net income (loss)	347,115	187,182
Net income (loss) attributable to noncontrolling interests	(389)	(464)
Net income (loss) attributable to CHS Inc.	$347,504	$187,646

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2018. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Energy Segment Operating Metrics

Our Energy segment operations primarily include our Laurel, Montana and McPherson, Kansas refineries, which process crude oil to produce refined products, including gasoline, distillates and other products. The following tables provide information about our consolidated refinery operations.

	For the Three Months Ended November 30,
	2018	2017
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	101,096	87,093
All other crude oil	62,881	69,269
Other feedstocks and blendstocks	17,919	21,230
Total refinery throughput volumes	181,896	177,592
Refined fuel yields
Gasolines	89,297	91,154
Distillates	72,450	68,186

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

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (e.g., the price differential between refined products and inputs such as crude oil), which are driven by the supply and demand of global refined product markets. Crack spreads continued to remain higher during the first quarter of fiscal 2019 as a result of the tightening supply and demand in the global and North American refined product markets. The table below provides information about the average market reference prices and differentials that impact our Energy segment.

	For the Three Months Ended November 30,
	2018	2017
Market indicators
West Texas Intermediate (WTI) crude oil (dollars per barrel)	$65.85	$54.62
WTI - Western Canadian Select (WCS) crude oil differential (dollars per barrel)	$34.97	$10.91
Group 3 2:1:1 crack spread (dollars per barrel)*	$20.10	$22.54
Group 3 5:3:2 crack spread (dollars per barrel)*	$18.57	$21.99
D6 ethanol RIN (dollars per RIN)	$0.1292	$0.8515
D4 ethanol RIN (dollars per RIN)	$0.3708	$1.0245
* Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains States.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$232,461	$120,436	$112,025	93.0%

The following table and commentary present the primary reasons for the changes in IBIT for the Energy segment for the three months ended November 30, 2018, compared to the prior year:

Year-Over-Year Change
Three Months Ended November 30,
(Dollars in millions)
Volume	$2,038
Price	118,772
Transportation, retail and other	6,729
Non-gross profit related activity+	(15,514)
Total change in Energy IBIT	$112,025
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the three months ended November 30, 2018, and 2017

The $112.0 million increase in Energy segment IBIT reflects the following:

•
Improved market conditions in our refined fuels business, primarily driven by favorable pricing on heavy Canadian crude oil which is processed by our refineries. The favorable crude oil pricing contributed to a $119.7 million IBIT increase, inclusive of a $17.3 million increase to unrealized hedging loss. A 2% volume increase for refined fuels also contributed to the increased IBIT.

•	The increases driven by improved pricing and volume were partially offset by higher incentive compensation accruals associated with improved earnings.

Ag

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$80,318	$75,145	$5,173	6.9%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for the three months ended November 30, 2018, compared to the prior year:

Year-Over-Year Change
Three Months Ended November 30,
(Dollars in millions)
Volume	$3,434
Price	15,504
Non-gross profit related activity+	(13,765)
Total change in Ag IBIT	$5,173
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), interest expense, other income (loss) and equity (income) loss from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the three months ended November 30, 2018, and 2017

The $5.2 million increase in Ag segment IBIT reflects the following:

•	Improved pricing attributed primarily to crop nutrients and processing and food ingredients and volume increases attributable to grain and oilseed.

•
The improved pricing attributed to crop nutrients and processing and food ingredients was partially offset by non-gross profit related activity, including lower earnings from equity method investments within the Ag segment, increased interest expense and decreased interest income.

All Other Segments

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$23,679	$5,666	$18,013	317.9%
Corporate and Other IBIT	$30,774	$6,541	$24,233	370.5%
* See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of All Other Segments IBIT for the three months ended November 30, 2018, and 2017

Our Nitrogen Production segment IBIT increased as a result of significantly higher equity method income during the first quarter of fiscal 2019 attributed to increased market pricing of urea and UAN, which are produced and sold by CF Nitrogen. Corporate and Other IBIT increased primarily as a result of higher earnings from our investments in Ventura Foods and Ardent Mills, as well as increased interest revenue from our financing business.

Revenues by Segment

Energy

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,161,288	$1,939,146	$222,142	11.5%

The following table and commentary present the primary reasons for the changes in revenues for the Energy segment for the three months ended November 30, 2018, compared to the prior year:

Year-Over-Year Change
Three Months Ended November 30,
(Dollars in millions)
Volume	$32,833
Price	228,915
Transportation, retail and other	(39,606)
Total change in Energy revenues	$222,142

Comparison of Energy segment revenues for the three months ended November 30, 2018, and 2017

The $222.1 million increase in Energy segment revenues reflects the following:

•	Increased refined fuels pricing contributed to a $243.3 million increase of revenues and a 2% volume increase contributed to a $37.7 million increase of revenues.

•
The increased revenues driven by price and volume increases for refined fuels were partially offset by decreased propane prices that contributed to a $16.2 million decrease of revenues and a 19% decrease of lubricant volumes that contributed to a $6.6 million decrease of revenues.

•
Transportation, retail and other revenues decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest, United States ("Pacific Northwest") that were sold during the third quarter of fiscal 2018. Revenues for these stores were included in the results during the first quarter of fiscal 2018 but were not present in the first quarter of fiscal 2019 results.

Ag

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,305,397	$6,076,994	$228,403	3.8%

The following table and commentary present the primary reasons for the changes in revenues for the Ag segment for the three months ended November 30, 2018, compared to the prior year:

Year-Over-Year Change
Three Months Ended November 30,
(Dollars in millions)
Volume	$236,577
Price	(8,174)
Total change in Ag revenues	$228,403

Comparison of Ag segment revenues for the three months ended November 30, 2018, and 2017

The $228.4 million increase in Ag segment revenues reflects the following:

•
A 5% volume increase for grain and oilseed, which contributed to a $234.6 million increase of revenues. The increased volumes associated with grain and oilseed were partially offset by decreased prices that contributed to a $127.7 million decrease of revenues.

•	A 1% volume increase for crop nutrients that contributed to a $4.7 million increase of revenues and an increase in crop nutrient pricing that contributed to a $113.6 million increase of revenues.

•
Increased pricing for feed and farm supplies and processing and food ingredients contributed to increased revenues of $23.4 million and $30.2 million, respectively, which was mostly offset by decreased pricing for renewable fuels that contributed to a $47.6 million decrease of revenues.

All Other Segments

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$17,604	$15,744	$1,860	11.8%
* Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses, but not revenues.

Comparison of All Other Segments revenues for the three months ended November 30, 2018, and 2017

There were no significant changes in Corporate and Other revenues during the first quarter of fiscal 2019.

Cost of Goods Sold by Segment

Energy

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,876,671	$1,782,068	$94,603	5.3%

The following table and commentary present the primary reasons for the changes in COGS for the Energy segment for the three months ended November 30, 2018, compared to the prior year:

Year-Over-Year Change
Three Months Ended November 30,
(Dollars in millions)
Volume	$30,795
Price	110,143
Transportation, retail and other	(46,335)
Total change in Energy cost of goods sold	$94,603

Comparison of Energy segment COGS for the three months ended November 30, 2018, and 2017

The $94.6 million increase in Energy segment COGS reflects the following:

•	Increased refined fuels costs contributed to a $123.6 million increase of COGS and a 2% volume increase contributed to a $34.4 million increase of COGS.

•
The increased costs driven by price and volume increases for refined fuels were partially offset by decreased propane costs that contributed to a $15.8 million decrease of COGS and a 19% decrease of lubricant volumes that contributed to a $5.3 million decrease of COGS.

•
Transportation, retail and other cost of goods sold decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest that were sold during the third quarter of fiscal 2018. Costs associated with these stores were included in the results during the first quarter of fiscal 2018 but were not present in the first quarter fiscal 2019 results.

Ag

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,139,585	$5,930,121	$209,464	3.5%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for the three months ended November 30, 2018, compared to the prior year:

Year-Over-Year Change
Three Months Ended November 30,
(Dollars in millions)
Volume	$233,143
Price	(23,679)
Total change in Ag cost of goods sold	$209,464

Comparison of Ag segment COGS for the three months ended November 30, 2018, and 2017

The $209.5 million increase in Ag segment COGS reflects the following:

•
A 5% volume increase for grain and oilseed, which contributed to a $231.7 million increase of COGS. The increased volumes associated with grain and oilseed were offset by decreased costs that contributed to a $129.5 million decrease of COGS.

•	A 1% volume increase for crop nutrients that contributed to a $4.6 million increase of COGS and an increase in crop nutrient costs that contributed to a $106.6 million increase of COGS.

•
Increased costs for feed and farm supplies and processing and food ingredients contributed to increased COGS of $31.7 million and $4.4 million, respectively, which was offset by decreased costs for renewable fuels that contributed to a $36.9 million decrease of COGS.

All Other Segments

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$(2,073)	$219	$(2,292)	NM*
Corporate and Other COGS	$(535)	$(1,016)	$481	NM*
* NM - Not Meaningful

Comparison of All Other Segments COGS for the three months ended November 30, 2018, and 2017

There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during the first quarter of fiscal 2019.

Marketing, General and Administrative Expenses

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$162,496	$140,346	$22,150	15.8%

Comparison of marketing, general and administrative expenses for the three months ended November 30, 2018, and 2017

The increase in marketing, general and administrative expenses is primarily due to higher incentive compensation accruals as a result of improved financial performance and increased outside service expenses.

Reserve and Impairment Charges (Recoveries), net

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$(6,353)	$(3,787)	$(2,566)	(67.8)%

Comparison of reserve and impairment charges (recoveries), net for the three months ended November 30, 2018, and 2017

Reserve and impairment charges (recoveries) did not change significantly during the three months ended November 30, 2018; however, the increased recoveries relate primarily to insurance recoveries recognized during the first quarter of fiscal 2019.

Interest Expense

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Interest expense	$38,908	$40,702	$(1,794)	(4.4)%

Comparison of interest expense for the three months ended November 30, 2018, and 2017

Interest expense did not change significantly during the three months ended November 30, 2018; however, the decrease is the result of lower outstanding debt balances during the first quarter of fiscal 2019.

Other Income (Loss)

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Other income (loss)	$25,134	$26,195	$(1,061)	(4.1)%

Comparison of other income (loss) for the three months ended November 30, 2018, and 2017

Other income (loss) did not change significantly during the three months ended November 30, 2018; however, the decrease relates primarily to less interest income generated during the first quarter of fiscal 2019.

Equity Income (Loss) from Investments

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Equity income (loss) from investments*	$66,508	$38,362	$28,146	73.4%
* See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of equity income (loss) from investments for the three months ended November 30, 2018, and 2017

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. Equity income (loss) from investments increased primarily due to higher equity income associated with our equity method investments in CF Nitrogen and Ventura Foods, which increased by approximately $20.6 million and $12.6 million, respectively. These increases were driven by improved urea pricing for CF Nitrogen and improved product margins and volumes for Ventura Foods.

Income Tax Expense (Benefit)

	For the Three Months Ended November 30,		Change
	2018	(As Restated) 2017	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$20,117	$20,606	$(489)	(2.4)%

Comparison of income tax expense (benefit) for the three months ended November 30, 2018, and 2017

During the three months ended November 30, 2018, we had a slight decrease of income tax expense when compared to the same period of the prior fiscal year, resulting in effective tax rates of 5.5% and 9.9%, respectively. Although income tax expense did not change significantly, the decreased effective tax rate resulted primarily from a decreased annual statutory federal corporate tax rate from 35% to 21%. The federal and state statutory rates applied to nonpatronage business activity were 24.6% and 38.3% for the three-month periods ended November 30, 2018, and 2017, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

On November 30, 2018, we had working capital, defined as current assets less current liabilities, of $933.8 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $759.0 million and a current ratio of 1.1 on August 31, 2018. On November 30, 2017, we had working capital of $303.0 million and a current ratio of 1.0 compared to working capital of $148.6 million and a current ratio of 1.0 on August 31, 2017.

As of November 30, 2018, we had cash and cash equivalents of $266.2 million, total equities of $8.3 billion, long-term debt of $1.9 billion and notes payable of $2.4 billion. Our capital allocation priorities include paying our dividends, maintaining the safety and compliance of our operations, returning cash to our member-owners in the form of cash patronage and equity redemptions, paying down debt and taking advantage of strategic investment opportunities that benefit our owners.

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

Fiscal 2019 and 2018 Activity

On June 28, 2018, we amended the Company’s existing receivables and loans securitization facility (the "Securitization Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries (the "Originators") sell trade accounts and notes receivable (the "Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, which is accounted for as a secured borrowing. During the period from July 2017 through the amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to Accounting Standards Codification 860, Transfers and Servicing, and the Receivables sold were derecognized from our Consolidated Balance Sheets. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility terminates on June 17, 2019, but may be extended.

On September 4, 2018, we entered into a repurchase facility ("the Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, the Company is able to borrow up to $150 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2018, the outstanding balance under the Repurchase Facility was $150 million.

Cash Flows

The following table presents summarized cash flow data for the three months ended November 30, 2018, and 2017:

			Change
	2018	2017	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(94,798)	$(153,540)	$58,742	38.3%
Net cash provided by (used in) investing activities	(154,776)	(62,770)	(92,006)	(146.6)%
Net cash provided by (used in) financing activities	49,061	285,213	(236,152)	(82.8)%
Effect of exchange rate changes on cash and cash equivalents	(1,535)	2,236	(3,771)	(168.6)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(202,048)	$71,139	$(273,187)	(384.0)%

Comparison of cash flows for the three months ended November 30, 2018, and 2017

The $58.7 million increase in cash provided by operating activities reflects increased net income and a reduction of supplier advance payments, particularly related to soybeans as a result of trade disputes between the United States and foreign trade partners. This increase was partially offset by a decrease in accounts payable due to lower agriculture and energy commodity prices.

The $92.0 million decrease in cash from investing activities reflects the following:

•	Increased CHS Capital notes receivable activity of $57.6 million.

•
Higher cash receipts in the prior year from the sale of certain assets, including the sale of our primary corporate office building in Inver Grove Heights, Minnesota in the first quarter of fiscal 2018, which was subsequently leased back to us.

•	Increased acquisitions of property, plant and equipment.

The $236.2 million decrease in cash from financing activities reflects reduced net borrowings from our lines of credit and long term-debt facilities.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures, major repairs, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2019:

•
Capital expenditures. We expect total capital expenditures for fiscal 2019 to be approximately $634.0 million, compared to capital expenditures of $355.4 million in fiscal 2018. Included in that amount for fiscal 2019 is approximately $151.0 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas refineries and approximately $118.0 million for selective growth capital investments. During the three months ended November 30, 2018, we acquired property, plant and equipment of $104.8 million.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") that typically occur for a five-to-six-week period every 2-4 years. Our McPherson, Kansas refinery has planned maintenance scheduled for fiscal 2019 for approximately $177.0 million.

•
Debt and interest. During the three months ended November 30, 2018, we repaid $20 million of scheduled long-term debt maturities. We have scheduled long-term debt maturities of approximately $143 million during the remainder of fiscal 2019.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at November 30, 2018. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2019.

•	Patronage. Our Board of Directors authorized approximately $75.0 million of our fiscal 2018 patronage sourced earnings to be paid to our member owners during fiscal 2019.

•
Equity redemptions. We expect total redemptions of approximately $79.0 million to be distributed in fiscal 2019 and to be in the form of redemptions of qualified and non-qualified equity owned by individual producer members and associations. This amount includes approximately $4.0 million of authorized redemptions from fiscal 2018 to be paid in fiscal 2019. During the three months ended November 30, 2018, we redeemed $24.1 million of member equity.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of November 30, 2018:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	Fiscal Year	(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$403,000	LIBOR or Base Rate + 0.00% to 1.45%
Uncommitted Bilateral Facilities	2019	515,000	450,000	LIBOR or Base Rate + 0.00% to 1.05%

In addition to our primary revolving lines of credit, we have a three-year $325.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2020, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of November 30, 2018, the outstanding balance under the facility was $98.9 million.

In addition to our uncommitted bilateral facilities above, as of November 30, 2018, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $293.2 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $183.4 million outstanding as of November 30, 2018, of which $47.7 million was collateralized.

On November 30, 2018, and August 31, 2018, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, totaling $1.5 billion and $1.4 billion, respectively.

Long-term Debt Financing

The following table presents summarized long-term debt data as of November 30, 2018, and August 31, 2018:

	November 30, 2018	August 31, 2018
	(Dollars in thousands)
Private placement debt	$1,489,593	$1,510,547
Bank financing	366,000	366,000
Capital lease obligations	24,416	25,280
Other notes and contract payable	31,393	32,607
Deferred financing costs	(4,023)	(4,179)
	$1,907,379	$1,930,255

CHS Capital Financing

For a description of the Securitization Facility, see above in Fiscal 2019 and 2018 Activity.

CHS Capital has available credit under master participation agreements with several counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 3.71% to 4.24% as of November 30, 2018. As of November 30, 2018, the total funding commitment under these agreements was $89.0 million, of which $42.7 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. The total outstanding commitments under the primary program totaled $138.0 million as of November 30, 2018, of which $86.8 million was borrowed under these commitments with an interest rate of 3.49%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.4% as of November 30, 2018, and are due upon demand. Borrowings under these notes totaled $51.7 million as of November 30, 2018.

Covenants

Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2018. Based on our current 2019 projections, we expect continued covenant compliance in the near term.

In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than a ratio of 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the three months ended November 30, 2018, and 2017, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.

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

In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2018, that will be distributed in fiscal 2019, to be approximately $75.0 million. During the three months ended November 30, 2018, $24.1 million of that amount was redeemed in cash, compared to $3.7 million redeemed in cash during the three months ended November 30, 2017.

Preferred Stock

The following is a summary of our outstanding preferred stock as of November 30, 2018, all shares of which are listed on the Global Select Market of Nasdaq:

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

(e)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003 through 2010.

(f)	Shares of Class B Cumulative Redeemable Preferred Stock, Series 1 were issued on September 26, 2013; August 25, 2014; March 31, 2016; and March 30, 2017.
Dividends paid on our preferred stock during each of the three months ended November 30, 2018, and 2017, were $42.2 million.

Off-Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the three months ended November 30, 2018.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2018, our bank covenants allowed maximum guarantees of $1.0 billion, of which $151.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2018.

Debt

We have no material off-balance sheet debt.

Receivables Securitization Facility and Loan Participations

During fiscal 2018, we engaged in off-balance sheet arrangements through our Securitization Facility and certain loan participation agreements. In the fourth quarter of fiscal 2018, we amended the Securitization Facility so that the transfer of Receivables is accounted for as a secured borrowing. Refer to further details about these arrangements in Note 4, Receivables, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended August 31, 2018,

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the three months ended November 30, 2018.

Critical Accounting Policies

Other than as described within the Changes to Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, included in the notes to these consolidated financial statements, our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the three months ended November 30, 2018.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations since we conduct an insignificant portion of our business in foreign currencies.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the recent accounting pronouncements that are applicable to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended November 30, 2018, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the "Exchange Act") as of November 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting disclosed within Management's Annual Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended August 31, 2018.

Status of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are in the process of identifying, developing and deploying various actions to make the necessary improvements to our internal controls to remediate the existing material weaknesses. The actions we are taking are subject to ongoing senior management review, as well as oversight by the Audit Committee and Board of Directors. These remediation actions include: (i) redesigning and/or enhancing control activities related to preparation and review of account reconciliations and journal entries related to our grain marketing operations; (ii) redesigning and implementing enhanced control activities related to intercompany transactions; (iii) developing additional training programs for our finance, accounting, operations, information technology ("IT") and other necessary personnel; (iv) evaluating the quality of and sufficiency of our finance, accounting and other internal control personnel and resources; (v) establishing the appropriate roles and responsibilities within our organization to improve our knowledge and expertise over internal control over financial reporting; (vi) establishing IT project testing oversight and management; and (vii) evaluating the manual and automated IT control environment surrounding critical enterprise resource planning ("ERP") systems, including the new ERP system, to determine potential improvements to those internal controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing an ERP system. The ERP system is expected to take several years to fully implement and has and will continue to require significant capital and human resources to deploy. The implementation of the ERP system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and management has taken steps to ensure that appropriate controls are designed and implemented as the ERP system is deployed.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Omnibus Amendment No. 3, dated as of September 4, 2018, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto, the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, and U.S. Bank National Association, as custodian. (Incorporated by reference to Exhibit 10.36C to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.2
Master Framework Agreement, dated as of September 4, 2018 (the "Framework Agreement"), by and among, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) and each other financial institution from time to time party thereto, as MFA Buyers, MUFG Bank, Ltd., as agent for the MFA Buyers, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to Exhibit 10.39 to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.3
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to Exhibit 10.40 to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.4
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Capital, LLC and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to Exhibit 10.41 to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.5
Guaranty, dated as of September 4, 2018, by CHS Inc. in favor of the buyer under the Framework Agreement. (Incorporated by reference to Exhibit 10.42 to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

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
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 10, 2019	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer