Form 10-Q
period 2019-02-28
CHS INC
filed 2019-04-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2019.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "we," "us," "our," the "Company" and "CHS" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2019	August 31, 2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$367,307	$450,617
Receivables	2,227,064	2,460,401
Inventories	3,554,780	2,768,649
Derivative assets	251,645	329,757
Margin and related deposits	141,179	151,150
Supplier advance payments	603,370	288,423
Other current assets	245,354	244,208
Total current assets	7,390,699	6,693,205
Investments	3,718,097	3,711,925
Property, plant and equipment	5,016,202	5,141,719
Other assets	811,176	834,329
Total assets	$16,936,174	$16,381,178
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,643,191	$2,272,196
Current portion of long-term debt	167,804	167,565
Customer margin deposits and credit balances	132,633	137,395
Customer advance payments	735,875	409,088
Accounts payable	1,629,511	1,844,489
Derivative liabilities	215,720	438,465
Accrued expenses	393,933	511,032
Dividends and equities payable	339,585	153,941
Total current liabilities	6,258,252	5,934,171
Long-term debt	1,744,502	1,762,690
Long-term deferred tax liabilities	220,857	182,770
Other liabilities	310,334	336,519
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,524,928	4,609,456
Accumulated other comprehensive loss	(189,348)	(199,915)
Capital reserves	1,794,279	1,482,003
Total CHS Inc. equities	8,393,897	8,155,582
Noncontrolling interests	8,332	9,446
Total equities	8,402,229	8,165,028
Total liabilities and equities	$16,936,174	$16,381,178

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	(As Restated) 2018	2019	(As Restated) 2018
	(Dollars in thousands)
Revenues	$6,483,539	$6,980,153	$14,967,828	$15,012,037
Cost of goods sold	6,056,126	6,845,184	14,069,774	14,556,576
Gross profit	427,413	134,969	898,054	455,461
Marketing, general and administrative	177,429	187,558	339,925	327,904
Reserve and impairment charges (recoveries), net	339	(11,346)	(6,014)	(15,133)
Operating earnings (loss)	249,645	(41,243)	564,143	142,690
(Gain) loss on disposal of business	—	(7,705)	(1,412)	(7,705)
Interest expense	41,269	40,176	80,177	80,878
Other (income) loss	(11,763)	(12,544)	(35,485)	(38,739)
Equity (income) loss from investments	(41,716)	(39,441)	(108,224)	(77,803)
Income (loss) before income taxes	261,855	(21,729)	629,087	186,059
Income tax expense (benefit)	13,551	(187,688)	33,668	(167,082)
Net income (loss)	248,304	165,959	595,419	353,141
Net income (loss) attributable to noncontrolling interests	(462)	(48)	(851)	(512)
Net income (loss) attributable to CHS Inc.	$248,766	$166,007	$596,270	$353,653

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	(As Restated) 2018	2019	(As Restated) 2018
	(Dollars in thousands)
Net income (loss)	$248,304	$165,959	$595,419	$353,141
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	2,002	3,142	4,103	4,736
Unrealized net gain (loss) on available for sale investments	—	3,554	—	7,194
Cash flow hedges	9,969	1,063	8,662	1,059
Foreign currency translation adjustment	2,913	2,352	2,508	141
Other comprehensive income (loss), net of tax	14,884	10,111	15,273	13,130
Comprehensive income (loss)	263,188	176,070	610,692	366,271
Less: comprehensive income (loss) attributable to noncontrolling interests	(462)	(48)	(851)	(512)
Comprehensive income (loss) attributable to CHS Inc.	$263,650	$176,118	$611,543	$366,783

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28,
	2019	(As Restated) 2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$595,419	$353,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	233,628	240,349
Amortization of deferred major repair costs	38,283	32,839
Equity (income) loss from investments	(108,224)	(77,803)
Distributions from equity investments	113,164	78,461
Provision for doubtful accounts	6,988	(3,625)
Gain and recovery on disposal of business	(1,534)	(24,236)
Deferred taxes	33,439	(169,455)
Other, net	3,332	16,236
Changes in operating assets and liabilities, net of acquisitions:
Receivables	177,334	199,227
Inventories	(786,527)	(1,077,185)
Derivative assets	89,524	(24,527)
Margin and related deposits	9,939	17,895
Supplier advance payments	(314,947)	(409,581)
Other current assets and other assets	12,543	(1,654)
Customer margin deposits and credit balances	(4,762)	(51,591)
Customer advance payments	326,788	332,872
Accounts payable and accrued expenses	(291,812)	(72,047)
Derivative liabilities	(229,145)	56,538
Other liabilities	(28,681)	(58,252)
Net cash provided by (used in) operating activities	(125,251)	(642,398)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(177,991)	(142,886)
Proceeds from disposition of property, plant and equipment	25,680	59,680
Proceeds from sale of business	1,730	53,552
Expenditures for major repairs	(2,634)	(2,832)
Investments redeemed	7,036	6,496
Changes in CHS Capital notes receivable, net	(30,508)	(25,846)
Financing extended to customers	(6,660)	(66,014)
Payments from customer financing	79,809	30,893
Other investing activities, net	5,275	(10,203)
Net cash provided by (used in) investing activities	(98,263)	(97,160)
Cash flows from financing activities:
Proceeds from lines of credit and long-term debt borrowings	12,360,325	18,414,973
Payments on lines of credit, long-term debt and capital lease obligations	(12,000,939)	(17,509,212)
Preferred stock dividends paid	(84,334)	(84,334)
Retirements of equities	(30,753)	(4,742)
Cash patronage paid	(74,980)	—
Other financing activities, net	(30,332)	(55,861)
Net cash provided by (used in) financing activities	138,987	760,824
Effect of exchange rate changes on cash and cash equivalents	(2,051)	(2,372)
Net increase (decrease) in cash and cash equivalents and restricted cash	(86,578)	18,894
Cash and cash equivalents and restricted cash at beginning of period	543,940	272,272
Cash and cash equivalents and restricted cash at end of period	$457,362	$291,166

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of February 28, 2019, the Consolidated Statements of Operations for the three and six months ended February 28, 2019, and 2018, the Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2019, and 2018, and the Consolidated Statements of Cash Flows for the six months ended February 28, 2019, and 2018, reflect in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2018, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

As described in Note 2, Restatement of Previously Issued Financial Information, the consolidated financial statements for the three and six months ended February 28, 2018, have been restated to reflect the correction of misstatements. We have also restated all relevant amounts impacted within the notes to the consolidated financial statements.

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

Significant Accounting Policies

The following significant accounting policies have been updated since our Annual Report on Form 10-K for the year ended August 31, 2018, as a result of the adoption of certain new accounting pronouncements effective for us during the six months ended February 28, 2019.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Consolidated Balance Sheets that aggregates to the amount presented in our Consolidated Statements of Cash Flows. During the six months ended February 28, 2019, we updated the presentation of our Consolidated Statements of Cash Flows to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our Consolidated Statements of Cash Flows.

	February 28, 2019	August 31, 2018	February 28, 2018	August 31, 2017
	(Dollars in thousands)
Cash and cash equivalents	$367,307	$450,617	$219,273	$181,379
Restricted cash included in other current assets	89,371	90,193	68,600	83,561
Restricted cash included in other assets	684	3,130	3,293	7,332
Total cash and cash equivalents and restricted cash	$457,362	$543,940	$291,166	$272,272

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

Revenue Recognition

We provide a wide variety of products and services, ranging from agricultural inputs such as fuels, farm supplies and crop nutrients, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to the customer. For the majority of our contracts with customers, control transfers to customers at a point-in-time when the goods/services have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete the performance obligation(s).

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

Recent Accounting Pronouncements

Adopted

In March 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Postretirement Benefit Cost. This ASU changes the presentation of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statements of Operations. This ASU provides that the service cost component should be included in the same income statement line item as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic benefit cost (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) are required to be presented in the Consolidated Statements of Operations separately outside of operating income. Additionally, only service cost may be capitalized in assets. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The guidance on the presentation of the components of net periodic benefit cost in the Consolidated Statements of Operations has been applied retrospectively, and the guidance regarding the capitalization of the service cost component in assets has been applied prospectively. The adoption of this guidance had no impact on previously reported income (loss) before income taxes or net income attributable to CHS; however, non-service cost components of net periodic benefit costs in prior periods have been reclassified from cost of goods sold and marketing, general and administrative expenses, and are now reported outside of operating income within other (income) loss. Refer to Note 2, Restatement of Previously Issued Financial Information, for the amounts of the retrospective adjustments recorded as a result of the adoption of this guidance.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments within this ASU, as well as within the additional clarifying ASUs issued by the FASB, provide a single comprehensive model to be used to determine the measurement of revenue and timing of recognition for revenue arising from contracts with customers. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition guidance includes a five-step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year, and we elected to apply the modified retrospective method of adoption to all contracts as of the date of initial application. The majority of our revenues are attributable to forward commodity sales contracts, which are considered to be physically settled derivatives under ASC 815, Derivatives and Hedging (Topic 815). Revenues arising from derivative contracts accounted for under ASC 815 are specifically outside the scope of ASC Topic 606 and therefore not subject to the provisions of the new revenue recognition guidance. As such, the impact of adoption of the new revenue guidance has only been assessed for our revenue contracts that are not accounted for as derivative arrangements. The primary impact of adoption was changes to the timing of revenue recognition for certain revenue streams that had an immaterial impact. Following the modified retrospective method of adoption, we determined the cumulative effect of adoption for all contracts with customers that had not been completed as of the adoption date was less than $1.0 million. Additionally, the impact of applying ASC Topic 606 compared to previous guidance during the three and six months ended February 28, 2019, was an overall decrease to revenues of $9.6 million and $22.6 million, respectively. Other financial statement impacts related to the adoption of ASC Topic 606 were not material. Our revenue recognition accounting policy and additional information related to our revenue streams and related performance obligations required to be satisfied in order to recognize revenue can be found within the Significant Accounting Policies section above and within Note 3, Revenues.

Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU reduces the complexity of accounting for implementation, setup and other upfront costs incurred in a cloud computing service arrangement that is hosted by a vendor. This ASU aligns the accounting for implementation costs of hosting arrangements, irrespective of whether the arrangements convey a license to the hosted software. This ASU permits either a prospective or retrospective transition approach. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year, with early adoption permitted. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. Specifically, the guidance removes the requirement to disclose the amount and reasons for any transfers between Level 1 and Level 2 of the fair value hierarchy and removes the requirement to disclose a description of the valuation processes used to value Level 3 fair value measurements. The guidance also requires additional disclosures surrounding Level 3 changes in unrealized gains/losses included in other comprehensive income as well as the range and weighted average of significant unobservable inputs calculation. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Early adoption is permitted. We elected to remove the disclosures permitted by ASU No. 2018-13 during the fourth quarter of fiscal 2018 but have not early adopted the new required additional disclosures, which is permitted by the guidance. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance within ASC 840, Leases. The amendments within this ASU, as well as within additional clarifying ASUs issued by the FASB, introduce a lessee model requiring entities to recognize assets and liabilities for most leases, but continue recognizing the associated expenses in a manner similar to existing accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends ASU No. 2016-02, Leases. This ASU is effective for us beginning September 1, 2019, for our fiscal year 2020 and for interim periods within that fiscal year. We have initiated our assessment of the new lease standard, including the utilization of surveys to gather more information about existing leases and the implementation of a new lease software to improve the collection, maintenance and aggregation of lease data necessary for the expanded reporting and disclosure requirements under the new lease standard. It is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases as right of use assets and liabilities on our Consolidated Balance Sheets. This will result in a material increase in assets and liabilities recorded on our Consolidated Balance Sheets. Although we expect the new lease guidance will have a material impact on our Consolidated Balance Sheets, we are continuing to evaluate the practical expedient guidance provisions available and the extent of potential impacts on our consolidated financial statements, processes and internal controls.

Note 2        Restatement of Previously Issued Financial Information

The consolidated financial statements for the three and six months ended February 28, 2018, have been restated to reflect the correction of misstatements. We have also restated all amounts impacted within the notes to the consolidated financial statements. A description of the adjustments and their impact on the previously issued financial information are included below.

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

As described in additional detail in the Explanatory Note in our Annual Report on Form 10-K for the year ended August 31, 2018, the Company restated its audited consolidated financial statements for the fiscal years ended August 31, 2017 and 2016, and our unaudited consolidated financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, and May 31, 2018 and 2017. As a result of the misstatements, we restated our interim consolidated financial statements for the three and six months ended February 28, 2018. In addition to the adjustments related to freight derivatives and related misstatements, we also made adjustments related to certain intercompany balances and other historical misstatements unrelated to the freight derivatives and related misstatements.

Consolidated Financial Statement Adjustment Tables

The following tables present the impacts of the restatement adjustments to our unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2018, and to our unaudited Consolidated Statement of Cash Flows for the six months ended February 28, 2018. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below.

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

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Revenues	$6,851,093	$129,060	$6,980,153	$—	$6,980,153	a, b, c
Cost of goods sold	6,708,610	136,239	6,844,849	335	6,845,184	a, b, c
Gross profit	142,483	(7,179)	135,304	(335)	134,969
Marketing, general and administrative	186,716	(3)	186,713	845	187,558	c
Reserve and impairment charges (recoveries), net	(11,349)	3	(11,346)	—	(11,346)	c
Operating earnings (loss)	(32,884)	(7,179)	(40,063)	(1,180)	(41,243)
(Gain) loss on disposal of business	(7,705)	—	(7,705)	—	(7,705)
Interest expense	40,176	—	40,176	—	40,176
Other (income) loss	(11,364)	—	(11,364)	(1,180)	(12,544)
Equity (income) loss from investments	(39,441)	—	(39,441)	—	(39,441)
Income (loss) before income taxes	(14,550)	(7,179)	(21,729)	—	(21,729)
Income tax expense (benefit)	(181,176)	(6,512)	(187,688)	—	(187,688)	a, c
Net income (loss)	166,626	(667)	165,959	—	165,959
Net income (loss) attributable to noncontrolling interests	(48)	—	(48)	—	(48)
Net income (loss) attributable to CHS Inc.	$166,674	$(667)	$166,007	$—	$166,007
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

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $161.5 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS businesses that existed in previous periods.

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

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations, primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $27.7 million decrease of revenues and cost of goods sold.

	For the Six Months Ended February 28, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Revenues	$14,899,982	$112,055	$15,012,037	$—	$15,012,037	a, b, c
Cost of goods sold	14,444,237	111,669	14,555,906	670	14,556,576	a, b, c
Gross profit	455,745	386	456,131	(670)	455,461
Marketing, general and administrative	326,881	(668)	326,213	1,691	327,904	c
Reserve and impairment charges (recoveries), net	(15,133)	—	(15,133)	—	(15,133)
Operating earnings (loss)	143,997	1,054	145,051	(2,361)	142,690
(Gain) loss on disposal of business	(7,705)	—	(7,705)	—	(7,705)
Interest expense	80,878	—	80,878	—	80,878
Other (income) loss	(36,378)	—	(36,378)	(2,361)	(38,739)
Equity (income) loss from investments	(77,803)	—	(77,803)	—	(77,803)
Income (loss) before income taxes	185,005	1,054	186,059	—	186,059
Income tax expense (benefit)	(161,240)	(5,842)	(167,082)	—	(167,082)	a, c
Net income (loss)	346,245	6,896	353,141	—	353,141
Net income (loss) attributable to noncontrolling interests	(512)	—	(512)	—	(512)
Net income (loss) attributable to CHS Inc.	$346,757	$6,896	$353,653	$—	$353,653
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

Intercompany misstatements
(b) The correction of intercompany misstatements had no impact on income (loss) before income taxes or net income (loss); however, the correction resulted in a $150.2 million increase of both revenues and cost of goods sold due to different practices of eliminating intercompany sales between CHS businesses that existed in previous periods.

Other misstatements
(c) The correction of other misstatements resulted in a $24.1 million increase of income before income taxes and a $30.7 million increase of net income. The $24.1 million increase of income before income taxes relates primarily to a $13.7 million decrease of cost of goods sold that arose from a unit of measure assumption in the calculation of an excise tax credit that was changed during fiscal 2018. The remaining increase relates to a $7.9 million decrease of cost of goods sold related to the valuation of crack spread derivatives and a $2.6 million increase to expense related to postretirement benefit plan activity that resulted from a timing difference associated with the recording of certain benefit plan expenses (included in cost of goods sold and marketing, general and administrative expenses). In addition to the increase of income before income taxes, an income tax benefit of $6.6 million was recorded to adjust for the impact of other identified misstatements, as well as income tax items that had previously been identified and recorded as out of period adjustments in subsequent periods.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations, primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $33.4 million decrease of revenues and cost of goods sold.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended February 28, 2018			For the Six Months Ended February 28, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$166,626	$(667)	$165,959	$346,245	$6,896	$353,141	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	3,141	1	3,142	7,338	(2,602)	4,736	c
Unrealized net gain (loss) on available for sale investments	3,554	—	3,554	7,194	—	7,194
Cash flow hedges	1,063	—	1,063	1,059	—	1,059
Foreign currency translation adjustment	2,461	(109)	2,352	(146)	287	141	a
Other comprehensive income (loss), net of tax	10,219	(108)	10,111	15,445	(2,315)	13,130
Comprehensive income	176,845	(775)	176,070	361,690	4,581	366,271
Less comprehensive income attributable to noncontrolling interests	(48)	—	(48)	(512)	—	(512)
Comprehensive income attributable to CHS Inc.	$176,893	$(775)	$176,118	$362,202	$4,581	$366,783

For the three months ended February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $22.6 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three months ended February 28, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $21.9 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three months ended February 28, 2018, above.

For the six months ended February 28, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $23.8 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the six months ended February 28, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $30.7 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the six months ended February 28, 2018, above. The adjustment related to postretirement benefit plan activity is attributable to a timing difference associated with recording certain benefit plan expenses.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$346,245	$6,896	$353,141	$—	$353,141	a, c
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	240,349	—	240,349	—	240,349
Amortization of deferred major repair costs	32,839	—	32,839	—	32,839
Equity (income) loss from investments	(77,803)	—	(77,803)	—	(77,803)
Distributions from equity investments	78,461	—	78,461	—	78,461
Provision for doubtful accounts	(3,625)	—	(3,625)	—	(3,625)
Gain and recovery on disposal of business	(24,236)	—	(24,236)	—	(24,236)
Deferred taxes	(166,511)	(2,944)	(169,455)	—	(169,455)	a, c
Other, net	18,840	(2,604)	16,236	—	16,236	c
Changes in operating assets and liabilities, net of acquisitions:
Receivables	169,359	29,868	199,227	—	199,227	c
Inventories	(1,076,037)	(1,148)	(1,077,185)	—	(1,077,185)	b, c
Derivative assets	(33,757)	9,230	(24,527)	—	(24,527)	a, c
Margin and related deposits	17,895	—	17,895	—	17,895
Supplier advance payments	(409,581)	—	(409,581)	—	(409,581)
Other current assets and other assets	21,344	(4,000)	17,344	(18,998)	(1,654)	a, c
Customer margin deposits and credit balances	(51,591)	—	(51,591)	—	(51,591)
Customer advance payments	314,372	18,500	332,872	—	332,872	c
Accounts payable and accrued expenses	(44,413)	(27,634)	(72,047)	—	(72,047)	b, c
Derivative liabilities	50,922	5,616	56,538	—	56,538	a, c
Other liabilities	(58,252)	—	(58,252)	—	(58,252)
Net cash provided by (used in) operating activities	(655,180)	31,780	(623,400)	(18,998)	(642,398)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(142,886)	—	(142,886)	—	(142,886)
Proceeds from disposition of property, plant and equipment	59,680	—	59,680	—	59,680
Proceeds from sale of business	53,552	—	53,552	—	53,552
Expenditures for major repairs	(2,832)	—	(2,832)	—	(2,832)
Investments redeemed	6,496	—	6,496	—	6,496
Changes in CHS Capital notes receivable, net	(25,846)	—	(25,846)	—	(25,846)
Financing extended to customers	(66,014)	—	(66,014)	—	(66,014)
Payments from customer financing	30,893	—	30,893	—	30,893
Other investing activities, net	(10,203)	—	(10,203)	—	(10,203)
Net cash provided by (used in) investing activities	(97,160)	—	(97,160)	—	(97,160)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	18,414,973	—	18,414,973	—	18,414,973
Payments on lines of credit, long-term borrowings and capital lease obligations	(17,512,264)	3,052	(17,509,212)	—	(17,509,212)	c
Preferred stock dividends paid	(84,334)	—	(84,334)	—	(84,334)
Redemptions of equities	(4,742)	—	(4,742)	—	(4,742)
Other financing activities, net	(49,874)	(5,987)	(55,861)	—	(55,861)	c
Net cash provided by (used in) financing activities	763,759	(2,935)	760,824	—	760,824
Effect of exchange rate changes on cash and cash equivalents	(2,372)	—	(2,372)	—	(2,372)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,047	28,845	37,892	(18,998)	18,894	c
Cash and cash equivalents and restricted cash at beginning of period	181,379	—	181,379	90,893	272,272
Cash and cash equivalents and restricted cash at end of period	$190,426	$28,845	$219,271	$71,895	$291,166
* Previously reported amounts have been revised to reflect the impact of adopting ASU 2016-18 retrospectively during the first quarter of fiscal 2019. Refer to details related to the adoption of new ASUs within Note 1, Basis of Presentation and Significant Accounting Policies.

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $23.8 million reduction of net income for the six months ended February 28, 2018. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three and six months ended February 28, 2018, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and February 28, 2018, resulted in certain misclassifications of less than $13.0 million between operating activity line items in the Consolidated Statement of Cash Flows; however, none of the freight derivatives and related misstatements impacted the classifications between operating, investing or financing activities.

Intercompany misstatements
(b) The correction of intercompany misstatements did not impact net income for the six months ended February 28, 2018; however, the impact of adjustments to the Consolidated Balance Sheets as of August 31, 2017, and February 28, 2018, resulted in certain misclassification adjustments of less than $6.0 million between line items in the Consolidated Statement of Cash Flows. None of the intercompany misstatements impacted the classifications between operating, investing or financing activities within the Consolidated Statement of Cash Flows.

Other misstatements
(c) The correction of other misstatements resulted in a $30.7 million increase of net income for the six months ended February 28, 2018. Refer to further details of the adjustments and their impact on net income (loss) in the Consolidated Statement of Operations section for the three and six months ended February 28, 2018, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and February 28, 2018, resulted in certain misclassification adjustments between line items in the Consolidated Statements of Cash Flows. As a result, two misclassification adjustments were made between operating and financing activities, including a $3.1 million reduction of notes payable resulting from a duplicative entry and the misclassification of $6.0 million of cash associated with a timing difference for the application of in-transit cash. In addition, various misclassification adjustments were made between operating activity lines, the most significant of which related to (1) a $24.1 million decrease of inventory and increase in accounts receivable as of August 31, 2017, due to a timing difference related to the settlement of a single ocean vessel and (2) the $21.2 million net impact associated with the decrease of inventory and increase of accounts payable that resulted from the misclassification adjustment for certain items previously included within a contra-inventory account to accounts payable as of August 31, 2017, and February 28, 2018.

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

The majority of our revenue streams that fall within the scope of the new revenue guidance are recognized at a point-in-time; however, the adoption of ASU 2014-09 resulted in a minimal number of changes to the timing of revenue recognition for certain revenue streams. Under the modified retrospective method of adoption, we determined the cumulative effect of adoption for all contracts with customers that had not been completed as of the adoption date and recognized an adjustment of less than $1.0 million to the opening capital reserves balance within the Consolidated Balance Sheet as of September 1, 2018. Additionally, the impact of applying ASC Topic 606 compared to previous guidance during the three and six months ended February 28, 2019, was an overall decrease to revenues of $9.6 million and $22.6 million, respectively, which was primarily related to the change in revenue recognition for certain contracts from a gross basis to a net basis.

The change in accounting for revenue recognition under ASU 2014-09 did not have a material impact on our Consolidated Statements of Operations for the three and six months ended February 28, 2019, or Consolidated Balance Sheet as of February 28, 2019.

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

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to customers. For the majority of our contracts with customers, control transfers to customers at a point-in-time when goods/services have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete our performance obligation(s).

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

The amount of revenue recognized during the three and six months ended February 28, 2019, for performance obligations that were fully satisfied in previous periods was not material.

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

Disaggregation of Revenues

The following table presents revenues recognized under ASC Topic 606 disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815 and other applicable accounting guidance for the three and six months ended February 28, 2019. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 840, Leases and ASC Topic 470, Debt that fall outside the scope of ASC Topic 606.

	ASC 606	ASC 815	Other Guidance	Total Revenues
For the Three Months Ended February 28, 2019:	(Dollars in thousands)
Energy	$1,310,529	$164,248	$—	$1,474,777
Ag	984,000	3,976,765	33,780	4,994,545
Corporate and Other	4,744	—	9,473	14,217
Total revenues	$2,299,273	$4,141,013	$43,253	$6,483,539

For the Six Months Ended February 28, 2019:
Energy	$3,173,056	$463,009	$—	$3,636,065
Ag	2,339,825	8,890,193	69,924	11,299,942
Corporate and Other	9,978	—	21,843	31,821
Total revenues	$5,522,859	$9,353,202	$91,767	$14,967,828

Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products and provides transportation services. We are the nation's largest cooperative energy company, with operations that include petroleum refining and pipelines; the supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); the blending, sale and distribution of lubricants; and the wholesale supply of propane and other natural gas liquids. For the majority of revenues arising from sales to Energy customers, we satisfy our performance obligation of providing energy products such as gasoline, diesel fuel, propane, asphalt, lubricants and other related products at the point-in-time that the finished petroleum product is delivered or made available to the wholesale or retail customer, at which point control is considered to have been transferred to the customer and revenue can be recognized, as there are no remaining performance obligations that we need to satisfy in order to be entitled to the agreed-upon transaction price as stated in the contract. For fixed and provisionally-priced derivative sales contracts that are accounted for under the provisions of the derivative accounting guidance and are outside the scope of the revenue recognition guidance, we recognize revenue when control of the inventory is transferred within the meaning of ASC Topic 606.

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

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional upon the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point-in-time exceeds the amount billed to the customer. Contract assets are recorded in accounts receivable within our Consolidated Balance Sheets and were immaterial as of February 28, 2019, and August 31, 2018.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $560.4 million and $167.2 million as of February 28, 2019, and August 31, 2018, respectively, are recorded within customer advance payments on our Consolidated Balance Sheets. For the three and six months ended February 28, 2019, we recognized revenues of $45.8 million and $130.1 million, respectively, which were included in the customer advance payments balance at the beginning of the period.

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

Note 4        Receivables

	February 28, 2019	August 31, 2018
	(Dollars in thousands)
Trade accounts receivable	$1,415,994	$1,578,764
CHS Capital notes receivable	592,985	569,379
Other	441,710	534,071
	2,450,689	2,682,214
Less: allowances and reserves	223,625	221,813
Total receivables	$2,227,064	$2,460,401

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

The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative's capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes as well as in Michigan.

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $197.6 million and $203.0 million at February 28, 2019, and August 31, 2018, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of February 28, 2019, and August 31, 2018, the commercial notes represented 66% and 40%, respectively, and the producer notes represented 34% and 60%, respectively, of the total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of February 28, 2019, CHS Capital's customers had additional available credit of $551.1 million.

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

Interest Income

Interest income is recognized on the accrual basis using a method that computes simple interest daily. The accrual of interest on commercial loans receivable is discontinued at the time the commercial loan receivable is 90 days past due unless the credit is well-collateralized and in process of collection. Past due status is based on contractual terms of the loan. Producer loans receivable are placed in nonaccrual status based on estimates and analysis due to the annual debt service terms inherent to CHS Capital’s producer loans. In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Note 5        Inventories

	February 28, 2019	August 31, 2018
	(Dollars in thousands)
Grain and oilseed	$1,350,927	$1,298,522
Energy	827,468	715,161
Crop nutrients	469,946	246,326
Feed and farm supplies	771,810	391,906
Processed grain and oilseed	114,177	99,426
Other	20,452	17,308
Total inventories	$3,554,780	$2,768,649

As of February 28, 2019, we valued approximately 18% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (16% as of August 31, 2018). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $219.8 million and $345.0 million as of February 28, 2019, and August 31, 2018, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Note 6        Investments

	February 28, 2019	August 31, 2018
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,725,095	$2,735,073
Ventura Foods, LLC	372,220	360,150
Ardent Mills, LLC	208,989	205,898
Other equity method investments	288,513	288,016
Other investments	123,280	122,788
Total investments	$3,718,097	$3,711,925

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

CF Nitrogen

On February 1, 2016, we invested $2.8 billion in CF Industries Nitrogen, LLC ("CF Nitrogen"), commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended February 28, 2019, and 2018, this amount was $35.5 million and $24.0 million, respectively. For the six months ended February 28, 2019, and 2018, this amount was $76.5 million and $44.3 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in CF Nitrogen, Ventura Foods and Ardent Mills for the six months ended February 28, 2019, and 2018:

	For the Six Months Ended February 28,
	2019	2018
	(Dollars in thousands)
Net sales	$4,385,722	$3,788,709
Gross profit	615,772	420,912
Net earnings	382,852	227,988
Earnings attributable to CHS Inc.	108,552	61,432

Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Goodwill and Other Intangible Assets

Goodwill of $138.5 million is included in other assets on our Consolidated Balance Sheets as of February 28, 2019, and August 31, 2018. There were no changes in the net carrying amount of goodwill for the six months ended February 28, 2019.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	February 28, 2019			August 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$40,815	$(14,500)	$26,315	$40,815	$(13,082)	$27,733
Trademarks and other intangible assets	6,536	(5,038)	1,498	6,536	(4,931)	1,605
Total intangible assets	$47,351	$(19,538)	$27,813	$47,351	$(18,013)	$29,338

Total amortization expense for intangible assets during the three and six months ended February 28, 2019, was $0.8 million and $1.5 million, respectively. Total amortization expense for intangible assets during the three and six months ended February 28, 2018, was $0.8 million and $1.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$3,034
Year 2	2,958
Year 3	2,877
Year 4	2,787
Year 5	2,667

Note 8        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 28, 2019. The table below summarizes our notes payable as of February 28, 2019, and August 31, 2018.

	February 28, 2019	August 31, 2018
	(Dollars in thousands)
Notes payable	$1,857,728	$1,437,264
CHS Capital notes payable	785,463	834,932
Total notes payable	$2,643,191	$2,272,196

On February 28, 2019, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion that expires in September 2020. The outstanding balance on this facility was $604.0 million at February 28, 2019. There was no outstanding balance at August 31, 2018.

On June 28, 2018, we amended our existing receivables and loans securitization facility (the "Securitization Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries (the "Originators") sell trade accounts and notes receivable (the "Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, which is accounted for as a secured borrowing. During the period from July 2017 through the amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing, and the Receivables sold were derecognized from our Consolidated Balance Sheets. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility terminates on June 17, 2019, but may be extended.

On September 4, 2018, we entered into a repurchase facility (the "Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 28, 2019, the outstanding balance under the Repurchase Facility was $150 million.

Interest expense for the three months ended February 28, 2019, and 2018, was $41.3 million and $40.2 million, respectively, net of capitalized interest of $2.6 million and $1.3 million, respectively. Interest expense for the six months ended February 28, 2019, and 2018, was $80.2 million and $80.9 million, respectively, net of capitalized interest of $4.6 million and $3.1 million, respectively.

Note 9        Equities

Changes in Equities

Changes in equities for the six months ended February 28, 2019, and 2018 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028
Reversal of prior year redemption estimates	24,072	—	—	—	—	—	—	24,072
Redemptions of equities	(22,004)	(183)	(1,885)	—	—	—	—	(24,072)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Reclassification of unrealized (gain) loss on investments	—	—	—	—	(4,706)	4,706	—	—
Other, net	(409)	—	(26)	—	—	3,436	318	3,319
Net income (loss)	—	—	—	—	—	347,504	(389)	347,115
Other comprehensive income (loss), net of tax	—	—	—	—	389	—	—	389
Estimated 2019 cash patronage refunds	—	—	—	—	—	(89,344)	—	(89,344)
Estimated 2019 equity redemptions	(50,081)	—	—	—	—	—	—	(50,081)
Balance, November 30, 2018	$3,789,158	$29,315	$740,467	$2,264,038	$(204,232)	$1,663,971	$9,375	$8,292,092
Reversal of prior year patronage and redemption estimates	6,681	—	(345,330)	—	—	420,330	—	81,681
Distribution of 2018 patronage refunds	—	—	349,353	—	—	(424,333)	—	(74,980)
Redemptions of equities	(5,988)	(74)	(619)	—	—	—	—	(6,681)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(774)	—	2,589	—	—	(2,888)	(581)	(1,654)
Net income (loss)	—	—	—	—	—	248,766	(462)	248,304
Other comprehensive income (loss), net of tax	—	—	—	—	14,884	—	—	14,884
Estimated 2019 cash patronage refunds	—	—	—	—	—	(69,400)	—	(69,400)
Estimated 2019 equity redemptions	(39,850)	—	—	—	—	—	—	(39,850)
Balance, February 28, 2019	$3,749,227	$29,241	$746,460	$2,264,038	$(189,348)	$1,794,279	$8,332	$8,402,229

	Equity Certificates				Accumulated Other Comprehensive Loss*
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves*	Noncontrolling Interests*	Total Equities*
	(Dollars in thousands)
Balance, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(180,360)	$1,267,808	$12,505	$7,705,640
Reversal of prior year redemption estimates	1,561	—	—	—	—	—	—	1,561
Redemptions of equities	(1,449)	(53)	(59)	—	—	—	—	(1,561)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,498)	(66)	(344)	—	—	3,954	(2)	2,044
Net income (loss)	—	—	—	—	—	187,646	(464)	187,182
Other comprehensive income (loss), net of tax	—	—	—	—	3,019	—	—	3,019
Estimated 2018 cash patronage refunds	—	—	—	—	—	(50,702)	—	(50,702)
Estimated 2018 equity redemptions	(19,901)	—	—	—	—	—	—	(19,901)
Balance, November 30, 2017 (As Restated)	$3,885,139	$29,717	$404,984	$2,264,038	$(177,341)	$1,324,372	$12,039	$7,742,948
Reversal of prior year patronage and redemption estimates	1,060	—	(126,333)	—	—	126,333	—	1,060
Distribution of 2017 patronage refunds	—	—	128,858	—	—	(128,858)	—	—
Redemptions of equities	(953)	(16)	(91)	—	—	—	—	(1,060)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(2,652)	(45)	(1)	—	—	816	(60)	(1,942)
Net income (loss)	—	—	—	—	—	166,007	(48)	165,959
Other comprehensive income (loss), net of tax	—	—	—	—	10,111	—	—	10,111
Estimated 2018 cash patronage refunds	—	—	—	—	—	3,823	—	3,823
Estimated 2018 equity redemptions	(12,375)	—	—	—	—	—	—	(12,375)
Balance, February 28, 2018 (As Restated)	$3,870,219	$29,656	$407,417	$2,264,038	$(167,230)	$1,450,326	$11,931	$7,866,357
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

Preferred Stock Dividends

The following is a summary of dividends per share by class of preferred stock for the three and six months ended February 28, 2019, and 2018. Note that due to the timing of dividend declarations during the first quarter of each fiscal year, the per share amount of dividends is comprised of two quarterly dividend declarations for those periods.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Nasdaq symbol	2019	2018	2019	2018
	(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	0.50	1.50	1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	0.49	1.48	1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	0.44	1.33	1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	0.42	1.27	1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	0.47	1.41	1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the six months ended February 28, 2019, and 2018:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	175	—	(317)	(25)	(167)
Amounts reclassified out	2,565	—	(1,475)	—	1,090
Total other comprehensive income (loss), before tax	2,740	—	(1,792)	(25)	923
Tax effect	(639)	—	485	(380)	(534)
Other comprehensive income (loss), net of tax	2,101	—	(1,307)	(405)	389
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of November 30, 2018, net of tax	$(137,818)	$—	$(6,206)	$(60,208)	$(204,232)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	102	—	18,954	3,176	22,232
Amounts reclassified out	2,564	—	(5,677)	—	(3,113)
Total other comprehensive income (loss), before tax	2,666	—	13,277	3,176	19,119
Tax effect	(664)	—	(3,308)	(263)	(4,235)
Other comprehensive income (loss), net of tax	2,002	—	9,969	2,913	14,884
Balance as of February 28, 2019, net of tax	$(135,816)	$—	$3,763	$(57,295)	$(189,348)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(132,444)	$10,041	$(6,954)	$(51,003)	$(180,360)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	4,044	(435)	(612)	2,997
Amounts reclassified out	4,214	—	429	(2,042)	2,601
Total other comprehensive income (loss), before tax	4,214	4,044	(6)	(2,654)	5,598
Tax effect	(2,620)	(404)	2	443	(2,579)
Other comprehensive income (loss), net of tax	1,594	3,640	(4)	(2,211)	3,019
Balance as of November 30, 2017, net of tax (As Restated)	$(130,850)	$13,681	$(6,958)	$(53,214)	$(177,341)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	6,562	1,081	2,774	10,417
Amounts reclassified out	4,451	(1,527)	425	—	3,349
Total other comprehensive income (loss), before tax	4,451	5,035	1,506	2,774	13,766
Tax effect	(1,309)	(1,481)	(443)	(422)	(3,655)
Other comprehensive income (loss), net of tax	3,142	3,554	1,063	2,352	10,111
Balance as of February 28, 2018, net of tax (As Restated)	$(127,708)	$17,235	$(5,895)	$(50,862)	$(167,230)

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

The Tax Act also requires companies to pay a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that were previously tax deferred ("transition tax"). We do not have any unrepatriated earnings for foreign subsidiaries and have not recorded a liability for the transition tax.

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

As of August 31, 2018, the effects of the Tax Act were provisional in accordance with the SEC's Staff Accounting Bulletin No.118. No adjustments were recorded for the six months ended February 28, 2019, associated with the remeasurement of deferred tax balances or the one-time transition tax, and in accordance with Staff Accounting Bulletin No.118, the amounts are no longer provisional.

Note 11        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and six months ended February 28, 2019, and 2018, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit costs for the three months ended February 28 are as follows:	(Dollars in thousands)
Service cost	$9,648	$9,920	$78	$137	$263	$236
Interest cost	7,099	5,991	187	178	274	227
Expected return on assets	(11,242)	(12,049)	—	—	—	—
Prior service cost (credit) amortization	42	360	(19)	7	(139)	(142)
Actuarial (gain) loss amortization	3,087	4,511	1	16	(407)	(306)
Settlement (gain) loss	169	—	—	—	—	—
Net periodic benefit cost	$8,803	$8,733	$247	$338	$(9)	$15
Components of net periodic benefit costs for the six months ended February 28 are as follows:
Service cost	$19,296	$19,839	$155	$274	$527	$472
Interest cost	14,198	11,992	374	356	547	454
Expected return on assets	(22,484)	(24,089)	—	—	—	—
Prior service cost (credit) amortization	85	719	(37)	15	(278)	(283)
Actuarial (gain) loss amortization	6,174	11,399	1	30	(814)	(612)
Settlement (gain) loss	169	—	—	—	—	—
Net periodic benefit cost	$17,438	$19,860	$493	$675	$(18)	$31

The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are reflected in other (income) loss.

Employer Contributions

Total contributions to be made during fiscal 2019 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the six months ended February 28, 2019, we made no contributions to the pension plans. At this time, we do not anticipate being required to make a contribution for our benefit plans in fiscal 2019.

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

Segment information for the three and six months ended February 28, 2019, and 2018, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2019:	(Dollars in thousands)
Revenues, including intersegment revenues	$1,570,968	$4,998,137	$—	$16,694	$(102,260)	$6,483,539
Operating earnings (loss)	301,721	(47,129)	(9,880)	4,933	—	249,645
Interest expense	(1,652)	25,398	15,342	3,299	(1,118)	41,269
Other (income) loss	(2,217)	(10,257)	(392)	(15)	1,118	(11,763)
Equity (income) loss from investments	(995)	128	(35,542)	(5,307)	—	(41,716)
Income (loss) before income taxes	$306,585	$(62,398)	$10,712	$6,956	$—	$261,855
Intersegment revenues	$(96,191)	$(3,592)	$—	$(2,477)	$102,260	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended February 28, 2018: (As Restated)	(Dollars in thousands)
Revenues, including intersegment revenues	$1,771,809	$5,300,503	$—	$13,168	$(105,327)	$6,980,153
Operating earnings (loss)	25,318	(53,125)	(7,239)	(6,197)		(41,243)
(Gain) loss on disposal of business	—	(7,705)	—	—	—	(7,705)
Interest expense	2,629	22,784	12,676	2,665	(578)	40,176
Other (income) loss	(1,122)	(9,112)	(433)	(2,455)	578	(12,544)
Equity (income) loss from investments	(660)	(5,567)	(24,012)	(9,202)	—	(39,441)
Income (loss) before income taxes	$24,471	$(53,525)	$4,530	$2,795	$—	$(21,729)
Intersegment revenues	$(100,010)	$(3,575)	$—	$(1,742)	$105,327	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2019:	(Dollars in thousands)
Revenues, including intersegment revenues	$3,881,048	$11,306,851	$—	$35,761	$(255,832)	$14,967,828
Operating earnings (loss)	537,360	32,998	(15,008)	8,793	—	564,143
(Gain) loss on disposal of business	—	(1,412)	—	—	—	(1,412)
Interest expense	2,585	46,398	29,021	4,062	(1,889)	80,177
Other (income) loss	(3,203)	(31,245)	(1,963)	(963)	1,889	(35,485)
Equity (income) loss from investments	(1,068)	1,337	(76,457)	(32,036)	—	(108,224)
Income (loss) before income taxes	$539,046	$17,920	$34,391	$37,730	$—	$629,087
Intersegment revenues	$(244,983)	$(6,909)	$—	$(3,940)	$255,832	$—
Total assets at February 28, 2019	$4,349,524	$6,969,518	$2,745,652	$2,871,480	$—	$16,936,174

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Six Months Ended February 28, 2018: (As Restated)	(Dollars in thousands)
Revenues, including intersegment revenues	$3,845,809	$11,381,530	$—	$31,943	$(247,245)	$15,012,037
Operating earnings (loss)	149,349	7,784	(10,374)	(4,069)	—	142,690
(Gain) loss on disposal of business	—	(7,705)	—	—	—	(7,705)
Interest expense	8,264	40,388	25,948	7,245	(967)	80,878
Other (income) loss	(2,010)	(32,698)	(2,171)	(2,827)	967	(38,739)
Equity (income) loss from investments	(1,812)	(13,821)	(44,347)	(17,823)	—	(77,803)
Income (loss) before income taxes	$144,907	$21,620	$10,196	$9,336	$—	$186,059
Intersegment revenues	$(234,864)	$(7,608)	$—	$(4,773)	$247,245	$—

Note 13        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, Derivatives and Hedging, except with respect to certain interest rate swap contracts that are accounted for as fair value hedges and certain future crude oil purchases that are accounted for as cash flow hedges. Derivative instruments are recorded on our Consolidated Balance Sheets at fair value as described in Note 14, Fair Value Measurements.

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

	February 28, 2019
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$223,133	$—	$27,357	$195,776
Foreign exchange derivatives	18,814	—	3,792	15,022
Embedded derivative asset	20,557	—	—	20,557
Total	$262,504	$—	$31,149	$231,355
Derivative Liabilities:
Commodity derivatives	$212,028	$5,446	$27,357	$179,225
Foreign exchange derivatives	4,582	—	3,792	790
Total	$216,610	$5,446	$31,149	$180,015

	August 31, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$313,033	$—	$26,781	$286,252
Foreign exchange derivatives	15,401	—	8,703	6,698
Embedded derivative asset	23,595	—	—	23,595
Total	$352,029	$—	$35,484	$316,545
Derivative Liabilities:
Commodity derivatives	$421,054	$12,983	$26,781	$381,290
Foreign exchange derivatives	24,701	—	8,703	15,998
Total	$445,755	$12,983	$35,484	$397,288

Derivative assets and liabilities with maturities of 12 months or less are recorded in derivative assets and derivative liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets and liabilities, excluding derivatives accounted for as fair value hedges, recorded on our Consolidated Balance Sheet at February 28, 2019, were $25.4 million and $3.2 million, respectively. The amount of long-term derivative assets and liabilities, excluding derivatives accounted for as fair value hedges, recorded on our Consolidated Balance Sheet at August 31, 2018, were $23.1 million and $7.9 million, respectively.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2019, and 2018.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Location of Gain (Loss)	2019	(As Restated) 2018	2019	(As Restated) 2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$72,010	$(113,961)	$65,563	$(81,045)
Foreign exchange derivatives	Cost of goods sold	8,284	(5,818)	27,981	948
Foreign exchange derivatives	Marketing, general and administrative	(583)	344	(1,414)	(151)
Interest rate derivatives	Interest expense	—	(1)	—	(1)
Embedded derivative	Other income	392	433	1,963	2,171
Total		$80,103	$(119,003)	$94,093	$(78,078)

Commodity Contracts

As of February 28, 2019, and August 31, 2018, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	February 28, 2019		August 31, 2018
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	584,349	776,597	715,866	929,873
Energy products - barrels	18,674	8,884	17,011	8,329
Processed grain and oilseed - tons	1,676	1,593	1,064	2,875
Crop nutrients - tons	12	58	11	76
Ocean freight - metric tons	85	90	227	45
Natural gas - MMBtu	—	—	610	—

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of our international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $839.5 million and $988.8 million as of February 28, 2019, and August 31, 2018, respectively.

Embedded Derivative Asset

Under the terms of our strategic investment in CF Nitrogen, if CF Industries' credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a non-refundable annual payment of $5.0 million from CF Industries each year until the date that CF Industries' credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of February 28, 2019, was equal to $20.6 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheets, respectively. See Note 14, Fair Value Measurements, for more information on the valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

Fair Value Hedges

As of February 28, 2019, and August 31, 2018, we had outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2019 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2019	August 31, 2018	Balance Sheet Location	February 28, 2019	August 31, 2018
	(Dollars in thousands)			(Dollars in thousands)
Derivative assets	$—	$—	Derivative liabilities	$332	$771
Other assets	377	—	Other liabilities	4,401	8,681
Total	$377	$—	Total	$4,733	$9,452

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and six months ended February 28, 2019, and 2018.

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
Gain (Loss) on Fair Value Hedging Relationships:	Location of Gain (Loss)	2019	2018	2019	2018
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(6,052)	$(9,571)	$(7,007)	$(17,888)
Hedged item	Interest expense	6,052	9,571	7,007	17,888
Total		$—	$—	$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of February 28, 2019, and August 31, 2018.

	February 28, 2019		August 31, 2018
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$478,541	$16,459	$485,548	$9,452

Cash Flow Hedges

In the fourth quarter of fiscal 2018, our Energy segment began designating certain of its pay-fixed, receive-variable, cash-settled swaps as cash flow hedges of future crude oil purchases. We also began designating certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of February 28, 2019, and August 31, 2018, the aggregate notional amount of cash flow hedges was 5.9 million and 1.1 million barrels, respectively.

The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2019	August 31, 2018	Balance Sheet Location	February 28, 2019	August 31, 2018
	(Dollars in thousands)			(Dollars in thousands)
Derivative assets	$13,822	$812	Derivative liabilities	$1,937	$634

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2019, and 2018:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018
	(Dollars in thousands)
Commodity derivatives	$14,170	$—	$11,707	$—

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the three and six months ended February 28, 2019, and 2018:

		For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Location of Gain (Loss)	2019	2018	2019	2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$6,102	$—	$8,002	$—

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

Recurring fair value measurements at February 28, 2019, and August 31, 2018, are as follows:

	February 28, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$52,318	$184,637	$—	$236,955
Foreign currency derivatives	—	18,893	—	18,893
Interest rate swap derivatives	—	377	—	377
Deferred compensation assets	38,703	—	—	38,703
Embedded derivative asset	—	20,557	—	20,557
Other assets	5,495	—	—	5,495
Total	$96,516	$224,464	$—	$320,980
Liabilities:
Commodity derivatives	$22,743	$191,222	$—	$213,965
Foreign currency derivatives	—	4,592	—	4,592
Interest rate swap derivatives	—	4,733	—	4,733
Total	$22,743	$200,547	$—	$223,290

	August 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$54,487	$259,359	$—	$313,846
Foreign currency derivatives	—	15,401	—	15,401
Deferred compensation assets	39,073	—	—	39,073
Embedded derivative asset	—	23,595	—	23,595
Other assets	5,334	—	—	5,334
Total	$98,894	$298,355	$—	$397,249
Liabilities:
Commodity derivatives	$31,778	$389,911	$—	$421,689
Foreign currency derivatives	—	24,701	—	24,701
Interest rate swap derivatives	—	9,452	—	9,452
Total	$31,778	$424,064	$—	$455,842

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

Interest rate swap derivatives — Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of interest expense. See Note 13, Derivative Financial Instruments and Hedging Activities, for additional information about interest rate swaps designated as fair value and cash flow hedges.

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

Embedded derivative asset — The embedded derivative asset relates to contingent payments inherent in our investment in CF Nitrogen. The inputs into the fair value measurement include the probability of future upgrades and downgrades of CF Industries' credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable historical and current yield coupon rates. Any actual upgrades or downgrades to CF Industries' credit rating could also impact the fair value of the embedded derivative asset. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 13, Derivative Financial Instruments and Hedging Activities, for additional information.

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three or six months ended February 28, 2019.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of February 28, 2019, our bank covenants allowed maximum guarantees of $1.0 billion, of which $197.1 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2019.

Note 16        Subsequent Events

We completed our acquisition of West Central Distribution, LLC, a full-service wholesale distributor of agronomy products headquartered in Willmar, Minnesota, on March 1, 2019. Prior to completing this acquisition and through February 28, 2019, we had a 25% ownership interest in West Central Distribution, LLC, which was accounted for under the equity method of accounting.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Restatement

•	Overview

•	Business Strategy

•	Fiscal 2019 Second Quarter Highlights

•	Fiscal 2019 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2018 (including the information presented therein under Risk Factors), as well as the consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Restatement

The accompanying MD&A gives effect to certain adjustments made to our previously reported financial information for the three and six months ended February 28, 2018. Due to the restatements of these periods, the data set forth in the accompanying MD&A may not be comparable to discussions and data included in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018.

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

Fiscal 2019 Second Quarter Highlights

•	Margins were higher in our Energy segment compared to prior year results due to favorable heavy Canadian crude oil pricing which is processed by our refineries.

•	Our equity method investments in CF Nitrogen and Ventura Foods had improved earnings compared to the prior year.

•
A gain contingency was resolved in the second quarter which allowed us to recognize a $80.8 million gain. This gain was recorded in our Energy segment as a reduction of cost of goods sold ("COGS") as a result of certain excise tax credits associated with changes we made in our manufacturing processes which allowed us to take advantage of these credits. We are uncertain about whether similar gains may reoccur in the future.

•
We experienced significant pressure on grain volume and margin due to slower movement of grain related to price, weather and logistics as well as uncertainty in the grain markets due to unresolved trade issues between the United States and its trading partners.

•	As more fully described in Item 4, we continued dedicating significant internal and external resources as well as executive and board focus to improving our control environment.

Fiscal 2019 Trends Update

Our Ag and Energy businesses operate in cyclical environments. The energy industry continued to experience favorable market conditions, most notably heavy Canadian crude oil prices, during the second quarter of fiscal 2019, which led to higher margins and improved earnings at our refineries. The favorable market conditions experienced by the energy industry as a whole in the first half of fiscal 2019 are expected to generally remain favorable during the second half of fiscal 2019; however, we believe that these market conditions will not be as favorable during the second half of fiscal 2019 as the first half of fiscal 2019. The agricultural industry continues to operate in a challenging environment characterized by lower margins, reduced liquidity and increased leverage that have resulted from reduced commodity prices. In particular, the ethanol industry continues to suffer from excess capacity which has resulted in an overall over supply of product in the market. In addition, trade disputes between the United States and foreign trading partners, particularly those that purchase large quantities of agricultural commodities, are resulting in unpredictable impacts to commodity prices within the agricultural industry now and in the future. We are unable to predict how long the current environment will last or how severe it will ultimately be at this time. In addition to global supply and demand impacts, regional factors, including heavy snowfall and flooding in the Upper Midwest, United States, have resulted in the closure of certain fertilizer plants and port facilities that could impact our operations. As a result, we expect our revenues, margins and cash flows from our core operations in our Ag segment to continue to be under pressure, which also will put pressure on the associated asset valuations.

Results of Operations

Consolidated Statements of Operations

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	(As Restated) 2018	2019	(As Restated) 2018
	(Dollars in thousands)
Revenues	$6,483,539	$6,980,153	$14,967,828	$15,012,037
Cost of goods sold	6,056,126	6,845,184	14,069,774	14,556,576
Gross profit	427,413	134,969	898,054	455,461
Marketing, general and administrative	177,429	187,558	339,925	327,904
Reserve and impairment charges (recoveries), net	339	(11,346)	(6,014)	(15,133)
Operating earnings (loss)	249,645	(41,243)	564,143	142,690
(Gain) loss on disposal of business	—	(7,705)	(1,412)	(7,705)
Interest expense	41,269	40,176	80,177	80,878
Other (income) loss	(11,763)	(12,544)	(35,485)	(38,739)
Equity (income) loss from investments	(41,716)	(39,441)	(108,224)	(77,803)
Income (loss) before income taxes	261,855	(21,729)	629,087	186,059
Income tax expense (benefit)	13,551	(187,688)	33,668	(167,082)
Net income (loss)	248,304	165,959	595,419	353,141
Net income (loss) attributable to noncontrolling interests	(462)	(48)	(851)	(512)
Net income (loss) attributable to CHS Inc.	$248,766	$166,007	$596,270	$353,653

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three and six months ended February 28, 2019. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Energy Segment Operating Metrics

Our Energy segment operations primarily include our Laurel, Montana and McPherson, Kansas refineries, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations.

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	94,198	97,136	92,912	90,989
All other crude oil	70,078	66,990	63,035	65,166
Other feedstocks and blendstocks	10,356	14,158	17,092	19,173
Total refinery throughput volumes	174,632	178,284	173,039	175,328
Refined fuel yields
Gasolines	78,403	83,880	87,266	89,221
Distillates	77,179	74,802	67,817	68,002

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

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (e.g., the price differential between refined products and inputs such as crude oil), which are driven by the supply and demand of global refined product markets. Crack spreads decreased during the second quarter of fiscal 2019 compared to the same period of the prior year as a result of supply and demand in the global and North American refined product markets. The table below provides information about the average market reference prices and differentials that impact our Energy segment.

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018
Market indicators
West Texas Intermediate (WTI) crude oil (dollars per barrel)	$51.80	$61.82	$58.83	$58.22
WTI - Western Canadian Select (WCS) crude oil differential (dollars per barrel)	$23.76	$20.18	$29.36	$15.55
Group 3 2:1:1 crack spread (dollars per barrel)*	$14.90	$16.51	$17.50	$19.52
Group 3 5:3:2 crack spread (dollars per barrel)*	$13.08	$15.72	$15.85	$18.85
D6 ethanol RIN (dollars per RIN)	$0.2079	$0.6844	$0.1686	$0.7683
D4 ethanol RIN (dollars per RIN)	$0.5256	$0.8196	$0.4482	$0.9225
* Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains States.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$306,585	$24,471	$282,114	1,152.9%	$539,046	$144,907	$394,139	272.0%

The following table and commentary present the primary reasons for the changes in IBIT for the Energy segment for the three and six months ended February 28, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended February 28	Six Months Ended February 28
	(Dollars in thousands)
Volume	$43	$1,811
Price	286,045	405,087
Transportation, retail and other	(8,845)	(2,116)
Non-gross profit related activity+	4,871	(10,643)
Total change in Energy IBIT	$282,114	$394,139
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), interest expense, other income (loss) and equity income (loss) from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the three months ended February 28, 2019, and 2018

The $282.1 million increase in Energy segment IBIT reflects the following:

•
Improved market conditions in our refined fuels business, primarily driven by favorable pricing on heavy Canadian crude oil which is processed by our refineries. The favorable crude oil pricing, as well as hedging gains and decreased renewable energy credit costs, contributed to a $213.5 million IBIT increase.

•
Manufacturing changes within our Energy business have allowed us to benefit from certain federal excise tax credits. Following the resolution of the underlying gain contingencies associated with the tax credits during the second quarter of fiscal 2019, a gain of $80.8 million was recognized primarily as a reduction of COGS in our Consolidated Statements of Operations.

•	The increases to IBIT were partially offset by decreased margins for other energy products.

Comparison of Energy segment IBIT for the six months ended February 28, 2019, and 2018

The $394.1 million increase in Energy segment IBIT reflects the following:

•
Improved market conditions in our refined fuels business, primarily driven by favorable pricing on heavy Canadian crude oil which is processed by our refineries. The favorable crude oil pricing, as well as hedging gains and decreased renewable energy credit costs, contributed to a $333.4 million IBIT increase. A 2% volume increase for refined fuels also contributed to the increased IBIT.

•
A gain of $80.8 million recognized as a reduction of COGS in our Consolidated Statements of Operations that resulted from manufacturing changes in our Energy business that have allowed us to benefit from certain federal excise tax credits, as described in greater detail above.

•
The increases to IBIT were partially offset by decreased margins for other energy products, as well as increased non-gross profit related activities, primarily marketing, general and administrative expenses.

Ag

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(62,398)	$(53,525)	$(8,873)	16.6%	$17,920	$21,620	$(3,700)	17.1%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for the three and six months ended February 28, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended February 28	Six Months Ended February 28
	(Dollars in thousands)
Volume	$12,584	$20,597
Price	555	11,480
Non-gross profit related activity+	(22,012)	(35,777)
Total change in Ag IBIT	$(8,873)	$(3,700)
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), gain (loss) on disposal of business, interest expense, other income (loss) and equity income (loss) from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the three months ended February 28, 2019, and 2018

The $8.9 million decrease in Ag segment IBIT reflects the following:

•
A combination of higher non-gross profit related expenses contributed to a $22.0 million IBIT decrease, primarily related to increased marketing, general and administrative costs, decreased income from equity method investments as well as a gain on the disposal of a business during the second quarter of fiscal 2018 that did not reoccur during fiscal 2019.

•
Decreased margins for feed and farm supplies contributed to a $32.9 million IBIT decrease, which was partially offset by increased volumes of feed and farm supplies that contributed to a $15.3 million IBIT increase.

•	Improved margins for processing and food ingredients contributed to a $32.3 million IBIT increase.

Comparison of Ag segment IBIT for the six months ended February 28, 2019, and 2018

The $3.7 million decrease in Ag segment IBIT reflects the following:

•
A combination of higher non-gross profit related expenses contributed to a $35.8 million IBIT decrease, primarily related to increased marketing, general and administrative costs, increased interest expense, decreased income from equity method investments and a gain on the disposal of a business during the second quarter of fiscal 2018 that did not reoccur during fiscal 2019.

•	Increased volumes of feed and farm supplies contributed to a $19.5 million IBIT increase, which was partially offset by less significant volume changes in other Ag businesses.

•
The year-over-year price increase was attributed primarily to improved margins for crop nutrients and processing and food ingredients, which was partially offset by decreased margins for feed and farm supplies and renewable fuels.

All Other Segments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$10,712	$4,530	$6,182	136.5%	$34,391	$10,196	$24,195	237.3%
Corporate and Other IBIT	$6,956	$2,795	$4,161	148.9%	$37,730	$9,336	$28,394	304.1%
* See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of All Other Segments IBIT for the three and six months ended February 28, 2019, and 2018

Our Nitrogen Production segment IBIT increased as a result of significantly higher equity method income from our investment in CF Nitrogen which is attributed to increased market pricing of urea and urea ammonium nitrate, which are produced and sold by CF Nitrogen. Corporate and Other IBIT increased primarily as a result of higher earnings from our investment in Ventura Foods and increased interest revenue from our financing business.

Revenues by Segment

Energy

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,474,777	$1,671,799	$(197,022)	(11.8)%	$3,636,065	$3,610,945	$25,120	0.7%

The following table and commentary present the primary reasons for the changes in revenues for the Energy segment for the three and six months ended February 28, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended February 28	Six Months Ended February 28
	(Dollars in thousands)
Volume	$24,866	$57,727
Price	(166,701)	62,187
Transportation, retail and other	(55,187)	(94,794)
Total change in Energy revenues	$(197,022)	$25,120

Comparison of Energy segment revenues for the three months ended February 28, 2019, and 2018

The $197.0 million decrease in Energy segment revenues reflects the following:

•	Decreased selling prices for refined fuels and propane contributed to $122.0 million and $45.5 million decreases of revenues, respectively.

•
The decreased selling prices for refined fuels and propane were partially offset by a 2% volume increase of refined fuels that contributed to a $21.2 million increase of revenues and a 3% volume increase of propane that contributed to an $8.3 million increase of revenues.

•
Transportation, retail and other revenues decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest, United States ("Pacific Northwest") that were sold during the third quarter of fiscal 2018. Revenues for these stores were included in the results during the second quarter of fiscal 2018 but were not present in the second quarter of fiscal 2019.

Comparison of Energy segment revenues for the six months ended February 28, 2019, and 2018

The $25.1 million increase in Energy segment revenues reflects the following:

•	Increased refined fuels selling prices contributed to a $121.2 million increase of revenues and a 2% volume increase contributed to a $58.9 million increase of revenues.

•	The increased revenues driven by price and volume increases for refined fuels were partially offset by decreased propane prices that contributed to a $61.8 million decrease of revenues.

•
Transportation, retail and other revenues decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest, that were sold during the third quarter of fiscal 2018. Revenues for these stores were included in the results during the six months ended February 28, 2018, but were not present in the six months ended February 28, 2019.

Ag

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Revenues	$4,994,545	$5,296,928	$(302,383)	(5.7)%	$11,299,942	$11,373,922	$(73,980)	(0.7)%

The following table and commentary present the primary reasons for the changes in revenues for the Ag segment for the three and six months ended February 28, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended February 28	Six Months Ended February 28
	(Dollars in thousands)
Volume	$310,411	$594,922
Price	(612,794)	(668,902)
Total change in Ag revenues	$(302,383)	$(73,980)

Comparison of Ag segment revenues for the three months ended February 28, 2019, and 2018

The $302.4 million decrease in Ag segment revenues reflects the following:

•
Decreased selling prices associated with grain and oilseed contributed to a $366.7 million decrease of revenues, which was partially offset by a 4% volume increase for grain and oilseed that contributed to a $136.9 million increase of revenues.

•
Decreased selling prices for feed and farm supplies, renewable fuels and processing and food ingredients contributed to decreased revenues of $131.6 million, $27.2 million and $155.5 million, respectively, which were partially offset by increased selling prices for crop nutrients that contributed to a $68.2 million increase of revenues.

•
Volume increases of 38% and 39% for feed and farm supplies and processing and food ingredients contributed to $124.3 million and $142.2 million increases of revenues, respectively. These volume increases were partially offset by 17% and 7% decreases in crop nutrient and renewable fuels volumes, respectively, that contributed to $70.7 million and $22.2 million decreases of revenues, respectively.

Comparison of Ag segment revenues for the six months ended February 28, 2019, and 2018

The $74.0 million decrease in Ag segment revenues reflects the following:

•
Decreased selling prices associated with grain and oilseed contributed to a $492.1 million decrease of revenues, which was partially offset by a 4% volume increase for grain and oilseed that contributed to a $369.3 million increase of revenues.

•
Decreased selling prices for feed and farm supplies, renewable fuels and processing and food ingredients contributed to decreased revenues of $149.6 million, $73.2 million and $132.4 million, respectively, which were partially offset by increased selling prices for crop nutrients that contributed to a $178.4 million increase of revenues.

•
Volume increases of 19% and 17% for feed and farm supplies and processing and food ingredients contributed to $162.5 million and $124.4 million increases of revenues, respectively. These volume increases were partially offset by a 7% decrease in crop nutrient volumes driven by poor spring weather conditions that contributed to a $62.7 million decrease of revenues.

All Other Segments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$14,217	$11,426	$2,791	24.4%	$31,821	$27,170	$4,651	17.1%
* Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses, but not revenues.

Comparison of All Other Segments revenues for the three and six months ended February 28, 2019, and 2018

There were no significant changes in Corporate and Other revenues during the three or six months ended February 28, 2019, or 2018; however, higher interest income associated with our financing business contributed to the increased revenues.

Cost of Goods Sold by Segment

Energy

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,122,626	$1,596,891	$(474,265)	(29.7)%	$2,999,297	$3,378,959	$(379,662)	(11.2)%

The following table and commentary present the primary reasons for the changes in COGS for the Energy segment for the three and six months ended February 28, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended February 28	Six Months Ended February 28
	(Dollars in thousands)
Volume	$24,822	$55,916
Price	(452,745)	(342,900)
Transportation, retail and other	(46,342)	(92,678)
Total change in Energy cost of goods sold	$(474,265)	$(379,662)

Comparison of Energy segment COGS for the three months ended February 28, 2019, and 2018

The $474.3 million decrease in Energy segment COGS reflects the following:

•
Decreased refined fuels and propane costs contributed to $335.5 million and $38.7 million decreases of COGS, respectively. The decreased COGS for refined fuels was driven primarily by favorable pricing on heavy Canadian crude oil which is processed by our refineries, as well as hedging gains and decreased renewable energy credit costs. These decreases were partially offset by 2% and 3% volume increases that contributed to $20.5 million and $8.0 million increases of COGS for refined fuels and propane, respectively.

•
A gain of $80.8 million recognized as a reduction of COGS in our Consolidated Statements of Operations that resulted from manufacturing changes in our Energy business that have allowed us to benefit from certain federal excise tax credits, as described in greater detail above.

•
Transportation, retail and other COGS decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest that were sold during the third quarter of fiscal 2018. Costs associated with these stores were included in the results during the second quarter of fiscal 2018 but were not present in any period of fiscal 2019.

Comparison of Energy segment COGS for the six months ended February 28, 2019, and 2018

The $379.7 million decrease in Energy segment COGS reflects the following:

•
Decreased refined fuels and propane costs contributed to $212.2 million and $54.5 million decreases of COGS, respectively. The decreased COGS for refined fuels was driven primarily by favorable pricing on heavy Canadian crude oil which is processed by our refineries, as well as hedging gains and decreased renewable energy credit costs. These decreases were partially offset by 2% volume increases that contributed to $55.2 million and $9.7 million increases of COGS for refined fuels and propane, respectively.

•
A gain of $80.8 million recognized as a reduction of COGS in our Consolidated Statements of Operations that resulted from manufacturing changes in our Energy business that have allowed us to benefit from certain federal excise tax credits, as described in greater detail above.

•
Transportation, retail and other COGS decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest that were sold during the third quarter of fiscal 2018. Costs associated with these stores were included in the results during the six months ended February 28, 2018 but were not present in the six months ended February 28, 2019.

Ag

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$4,933,484	$5,249,005	$(315,521)	(6.0)%	$11,073,069	$11,179,126	$(106,057)	(0.9)%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for the three and six months ended February 28, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended February 28	Six Months Ended February 28
	(Dollars in thousands)
Volume	$297,827	$574,326
Price	(613,348)	(680,383)
Total change in Ag cost of goods sold	$(315,521)	$(106,057)

Comparison of Ag segment COGS for the three months ended February 28, 2019, and 2018

The $315.5 million decrease in Ag segment COGS reflects the following:

•
Decreased costs associated with grain and oilseed contributed to a $372.5 million decrease of COGS, which was partially offset by a 4% volume increase for grain and oilseed that contributed to a $136.5 million increase of COGS.

•
Decreased costs of feed and farm supplies, renewable fuels and processing and food ingredients contributed to decreased COGS of $98.8 million, $20.8 million and $187.8 million, respectively, which were partially offset by increased costs for crop nutrients that contributed to a $66.5 million increase of COGS.

•
Volume increases of 38% and 39% for feed and farm supplies and processing and food ingredients contributed to $109.0 million and $145.4 million increases of COGS, respectively. These volume increases were partially offset by 17% and 7% decreases in crop nutrient and renewable fuels volumes that contributed to $71.1 million and $21.9 million decreases of COGS, respectively.

Comparison of Ag segment COGS for the six months ended February 28, 2019, and 2018

The $106.1 million decrease in Ag segment COGS reflects the following:

•
Decreased costs associated with grain and oilseed contributed to a $500.1 million decrease of COGS, which was partially offset by a 4% volume increase for grain and oilseed that contributed to a $366.2 million increase of COGS.

•
Decreased costs of feed and farm supplies, renewable fuels and processing and food ingredients contributed to decreased COGS of $104.0 million, $56.6 million and $187.9 million, respectively, which were partially offset by increased costs for crop nutrients that contributed to a $168.2 million increase of COGS.

•
Volume increases of 19% and 17% for feed and farm supplies and processing and food ingredients contributed to $143.0 million and $125.4 million increases of COGS, respectively. These volume increases were partially offset by a 7% decrease in crop nutrient volumes that contributed to a $61.7 million decrease of COGS.

All Other Segments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$2,534	$1,133	$1,401	NM*	$461	$1,352	$(891)	NM*
Corporate and Other COGS	$(2,518)	$(1,845)	$(673)	NM*	$(3,053)	$(2,861)	$(192)	NM*
* NM - Not Meaningful

Comparison of All Other Segments COGS for the three and six months ended February 28, 2019, and 2018

There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during the three or six months ended February 28, 2019, and 2018.

Marketing, General and Administrative Expenses

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$177,429	$187,558	$(10,129)	(5.4)%	$339,925	$327,904	$12,021	3.7%

Comparison of marketing, general and administrative expenses for the three months ended February 28, 2019, and 2018

The decrease in marketing, general and administrative expenses is primarily due to decreased advertising expenses and the impact of favorable foreign currency exchange rates compared to the prior year.

Comparison of marketing, general and administrative expenses for the six months ended February 28, 2019, and 2018

The increase in marketing, general and administrative expenses is primarily due to higher incentive compensation expense as a result of improved financial performance and increased outside service expenses.

Reserve and Impairment Charges (Recoveries), net

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$339	$(11,346)	$11,685	103.0%	$(6,014)	$(15,133)	$9,119	60.3%

Comparison of reserve and impairment charges (recoveries), net for the three and six months ended February 28, 2019, and 2018

Reserve and impairment charges (recoveries) did not change significantly during the three or six months ended February 28, 2019; however, the decreased recoveries relate to the timing of recognition for certain recoveries of previously written-off assets during the prior year, including assets that were sold and loan loss reserves, that did not reoccur during the current year.

Gain (Loss) on Disposal of Business

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Gain (loss) on disposal of business	$—	$7,705	$(7,705)	(100.0)%	$1,412	$7,705	$(6,293)	(81.7)%

Comparison of gain (loss) on disposal of business for the three and six months ended February 28, 2019, and 2018

Gain (loss) on disposal of business did not change significantly during the three or six months ended February 28, 2019; however, the decrease is the result of gains recognized during the second quarter of fiscal 2018 that did not reoccur during fiscal 2019.

Interest Expense

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Interest expense	$41,269	$40,176	$1,093	2.7%	$80,177	$80,878	$(701)	(0.9)%

Comparison of interest expense for the three and six months ended February 28, 2019, and 2018

Interest expense did not change significantly during the three or six months ended February 28, 2019; however, the changes in interest expense resulted from changes to the average outstanding debt balances and interest rates during the first and second quarters of fiscal 2019.

Other Income (Loss)

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Other income (loss)	$11,763	$12,544	$(781)	(6.2)%	$35,485	$38,739	$(3,254)	(8.4)%

Comparison of other income (loss) for the three and six months ended February 28, 2019, and 2018

Other income (loss) did not change significantly during the three or six months ended February 28, 2019; however, the decreases relate primarily to less interest income generated during the first and second quarters of fiscal 2019.

Equity Income (Loss) from Investments

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Equity income (loss) from investments*	$41,716	$39,441	$2,275	5.8%	$108,224	$77,803	$30,421	39.1%
* See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of equity income (loss) from investments for the three and six months ended February 28, 2019, and 2018

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. Equity income (loss) from investments did not increase significantly during the three or six months ended February 28, 2019; however, the increase during the six months ended February 28, 2019, was primarily due to higher equity income associated with our equity method investments in CF Nitrogen and Ventura Foods, which increased by approximately $32.1 million and $14.4 million, respectively. These increases were driven by improved urea pricing for CF Nitrogen and improved product margins and volumes for Ventura Foods. The increased equity income from CF Nitrogen and Ventura Foods was partially offset by lower equity income from various other equity method investments.

Income Tax Expense (Benefit)

	For the Three Months Ended February 28,		Change		For the Six Months Ended February 28,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$13,551	$(187,688)	$201,239	(107.2)%	$33,668	$(167,082)	$200,750	(120.2)%

Comparison of income tax expense (benefit) for the three and six months ended February 28, 2019, and 2018

During the three and six months ended February 28, 2019, we had a significant increase of income tax expense when compared to the same periods of the prior fiscal year as a result of the decrease in annual statutory federal corporate tax rate that occurred during the second quarter of fiscal 2018 which did not reoccur during the second quarter of fiscal 2019. The effective tax rates for the three and six months ended February 28, 2019, was equal to 5.2% and 5.4%, respectively, compared to significant income tax benefits recognized during the three and six months ended February 28, 2018. The federal and state statutory rates applied to nonpatronage business activity were 24.6% and 38.3% for the three and six months ended February 28, 2019, and 2018, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

On February 28, 2019, we had working capital, defined as current assets less current liabilities, of $1.1 billion and a current ratio, defined as current assets divided by current liabilities, of 1.2 compared to working capital of $759.0 million and a current ratio of 1.1 on August 31, 2018. On February 28, 2018, we had working capital of $336.6 million and a current ratio of 1.0 compared to working capital of $148.6 million and a current ratio of 1.0 on August 31, 2017.

As of February 28, 2019, we had cash and cash equivalents of $367.3 million, total equities of $8.4 billion, long-term debt of $1.9 billion and notes payable of $2.6 billion. Our capital allocation priorities include paying our dividends, maintaining the safety and compliance of our operations, returning cash to our member-owners in the form of cash patronage and equity redemptions, paying down debt and taking advantage of strategic investment opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of nonstrategic or underperforming assets. We believe that cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

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

On September 4, 2018, we entered into a repurchase facility (the "Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, the Company is able to borrow up to $150 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 28, 2019, the outstanding balance under the Repurchase Facility was $150 million.

Cash Flows

The following table presents summarized cash flow data for the six months ended February 28, 2019, and 2018:

			Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(125,251)	$(642,398)	$517,147	80.5%
Net cash provided by (used in) investing activities	(98,263)	(97,160)	(1,103)	(1.1)%
Net cash provided by (used in) financing activities	138,987	760,824	(621,837)	(81.7)%
Effect of exchange rate changes on cash and cash equivalents	(2,051)	(2,372)	321	(13.5)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(86,578)	$18,894	$(105,472)	(558.2)%

Comparison of cash flows for the six months ended February 28, 2019, and 2018

The $517.1 million increase in cash provided by operating activities reflects increased net income and a reduction of inventories and supplier advance payments, related to corn and soybeans as a result of trade disputes between the United States and foreign trade partners.

The $1.1 million decrease in cash from investing activities reflects the following:

•
Higher cash receipts in the prior year from the sale of certain assets, including the sale of our primary corporate office building in Inver Grove Heights, Minnesota, in the first quarter of fiscal 2018, which was subsequently leased back to us.

•	Increased acquisitions of property, plant and equipment.

The $621.8 million decrease in cash from financing activities reflects lower cash needs that resulted in reduced net borrowings from our lines of credit and long term-debt facilities and $75.0 million of cash patronage paid.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures, major repairs, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2019:

•
Capital expenditures. We expect total capital expenditures for fiscal 2019 to be approximately $628.3 million, compared to capital expenditures of $355.4 million in fiscal 2018. Included in that amount for fiscal 2019 is approximately $137.1 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas, refineries and approximately $118.0 million for selective growth capital investments. During the six months ended February 28, 2019, we acquired property, plant and equipment of $178.0 million.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") that typically occurs for a five-to-six-week period every 2-5 years. Our McPherson, Kansas, refinery has planned maintenance scheduled for fiscal 2019 for approximately $200.0 million.

•
Debt and interest. During the six months ended February 28, 2019, we repaid $20 million of scheduled long-term debt maturities. We have scheduled long-term debt maturities of approximately $143 million during the remainder of fiscal 2019.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at February 28, 2019. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2019.

•
Equity redemptions. We expect total redemptions of approximately $79.0 million to be distributed in fiscal 2019 and to be in the form of redemptions of qualified and non-qualified equity owned by individual producer members and associations. This amount includes approximately $4.0 million of authorized redemptions from fiscal 2018 to be paid in fiscal 2019. During the six months ended February 28, 2019, we redeemed $30.8 million of member equity.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of February 28, 2019:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	Fiscal Year	(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$604,000	LIBOR or Base Rate + 0.00% to 1.45%
Uncommitted Bilateral Facilities	2019	615,000	615,000	LIBOR or Base Rate + 0.00% to 1.05%

In addition to our primary revolving lines of credit, we have a three-year $315.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2020, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of February 28, 2019, the outstanding balance under the facility was $88.9 million.

In addition to our uncommitted bilateral facilities above, as of February 28, 2019, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $286.9 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $201.9 million outstanding as of February 28, 2019, of which $36.5 million was collateralized.

On February 28, 2019, and August 31, 2018, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, totaling $1.9 billion and $1.4 billion, respectively.

Long-term Debt Financing

The following table presents summarized long-term debt data as of February 28, 2019, and August 31, 2018:

	February 28, 2019	August 31, 2018
	(Dollars in thousands)
Private placement debt	$1,495,644	$1,510,547
Bank financing	366,000	366,000
Capital lease obligations	23,368	25,280
Other notes and contract payable	31,161	32,607
Deferred financing costs	(3,867)	(4,179)
	$1,912,306	$1,930,255

CHS Capital Financing

For a description of the Securitization Facility, see above in Fiscal 2019 and 2018 Activity.

CHS Capital has available credit under master participation agreements with several counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 3.86% to 4.46% as of February 28, 2019. As of February 28, 2019, the total funding commitment under these agreements was $115.0 million, of which $68.0 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. The total outstanding commitments under the primary program totaled $31.8 million as of February 28, 2019, of which $25.7 million was borrowed under these commitments with an interest rate of 3.68%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.4% as of February 28, 2019, and are due upon demand. Borrowings under these notes totaled $31.7 million as of February 28, 2019.

Covenants

Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2019. Based on our current 2019 projections, we expect continued covenant compliance in the near term.

In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than a ratio of 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the six months ended February 28, 2019, and 2018, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.

Patronage and Equity Redemptions

In accordance with our bylaws and upon approval by our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage earnings for the year ended August 31, 2018, were distributed during the six months ended February 28, 2019, including the $75.0 million cash portion of this distribution. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified distributions and no cash patronage was distributed during the six months ended February 28, 2018.

In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2018, that will be distributed in fiscal 2019, to be approximately $75.0 million. During the six months ended February 28, 2019, $30.8 million of that amount was redeemed in cash, compared to $4.7 million redeemed in cash during the six months ended February 28, 2018.

Preferred Stock

The following is a summary of our outstanding preferred stock as of February 28, 2019, all shares of which are listed on the Global Select Market of Nasdaq:

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
Dividends paid on our preferred stock during each of the six months ended February 28, 2019, and 2018, were $84.3 million.

Off-Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the six months ended February 28, 2019.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2019, our bank covenants allowed maximum guarantees of $1.0 billion, of which $197.1 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 28, 2019.

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

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the six months ended February 28, 2019.

Critical Accounting Policies

Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the six months ended February 28, 2019.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2019, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of February 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting disclosed within Management's Annual Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended August 31, 2018.

Status of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Remediation Actions Taken During the Quarter Ended February 28, 2019

The following remediation efforts were taken during the quarter ended February 28, 2019:

•
Formed a steering committee consisting of senior finance, legal, information technology ("IT"), operational and human resources leaders who are charged with overseeing the design and implementation of remediation plans and who operate under the oversight of the Audit Committee of our Board of Directors.

•
Engaged outside consultants who are recognized experts in the areas of internal controls, technical accounting, IT systems, process improvement and project management to assist management in re-evaluating the design of internal controls and accounting processes.

•	Completed the development of detailed remediation plans in response to each of the material weaknesses previously identified and began executing those plans.

•	Revised and issued new policies related to the preparation and review of journal entries and account reconciliations.

•	Completed trainings by the end of January 2019, by division on the newly revised and issued policies on proper preparation and approval of account reconciliations and journal entries.

•
Formed an intercompany transactions task force focused on designing and implementing controls to ensure all transactions are properly identified as intercompany/non-intercompany and eliminated as appropriate. As a result, processes have been changed and improved, including improved communication and identification of intercompany and non-intercompany transactions.

•	Instituted additional training programs that will continue on a regular basis related to internal control over financial reporting for our finance and accounting personnel.

•	Conducted training for accounting and finance personnel on proper identification and accounting for derivatives under ASC 815.

•
Enhanced and supplemented the Grain Marketing finance and accounting team by increasing the number of roles, reassigning responsibilities, and established a plan for the hiring additional individuals with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization.

•	In the process of adding additional resources in our IT and accounting areas, with several notable positions expected to be filled in the third quarter of fiscal 2019.

•	A new segregation of duties policy was drafted and will be issued in the third quarter of fiscal 2019.

•	Outside experts started an assessment of IT user access controls in identified key systems.

Ongoing Remediation Efforts

We are continuing to enhance our overall financial control environment through the following:

•	Continued execution of our plans designed to remediate the previously-identified material weaknesses.

•
Evaluating existing teams in accounting, finance, IT and other areas as necessary to ensure the size and skill set of those teams is adequate given the size, scale and complexity of our organization, industry and the required internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

The remediation activities described above represent changes in internal control over financial reporting during the quarter ended February 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

As previously discussed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018, our Board of Directors determined that the threshold performance metric under the CHS Long Term Incentive Plan for the fiscal 2016-2018 performance period (the “2016-2018 LTIP”) was not satisfied and, accordingly, no awards were earned by any participant in the 2016-2018 LTIP. To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that is competitive to market, on April 2, 2019, our Board of Directors approved a potential retention incentive award for certain senior officers of the Company, including each of the “Named Executive Officers” set forth in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018, who were both (1) active participants in the 2016-2018 LTIP, and (2) active employees of the Company on the date the award was approved. The potential award value is equal to the percentage of base salary used for the 2016-2018 LTIP at the target level, based on each participant’s job level as of August 31, 2018, multiplied by the participant’s base salary as of August 31, 2018, and will be earned only if the participant continues active employment through January 1, 2021, or meets the limited pro ration criteria provided in the award.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	CHS Inc. Senior Leadership Team Retention Award Document.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 3, 2019	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer