Form 10-Q
period 2019-05-31
CHS INC
filed 2019-07-15
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-Q
________________________________________

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2019.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
________________________________________
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive offices, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
8% Cumulative Redeemable Preferred Stock	CHSCP	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	CHSCO	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	CHSCN	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	CHSCM	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	CHSCL	The Nasdaq Stock Market LLC

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "we," "us," "our," the "Company" and "CHS" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2019	August 31, 2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$155,252	$450,617
Receivables	2,976,452	2,460,401
Inventories	3,338,321	2,768,649
Derivative assets	265,155	329,757
Margin and related deposits	239,029	151,150
Supplier advance payments	397,509	288,423
Other current assets	317,885	244,208
Total current assets	7,689,603	6,693,205
Investments	3,738,140	3,711,925
Property, plant and equipment	5,032,324	5,141,719
Other assets	1,113,416	834,329
Total assets	$17,573,483	$16,381,178
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,763,225	$2,272,196
Current portion of long-term debt	167,772	167,565
Customer margin deposits and credit balances	159,371	137,395
Customer advance payments	490,183	409,088
Accounts payable	2,158,431	1,844,489
Derivative liabilities	308,118	438,465
Accrued expenses	541,164	511,032
Dividends and equities payable	272,978	153,941
Total current liabilities	6,861,242	5,934,171
Long-term debt	1,750,155	1,762,690
Long-term deferred tax liabilities	218,107	182,770
Other liabilities	332,270	336,519
Commitments and contingencies (Note 15)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,516,866	4,609,456
Accumulated other comprehensive loss	(211,661)	(199,915)
Capital reserves	1,834,030	1,482,003
Total CHS Inc. equities	8,403,273	8,155,582
Noncontrolling interests	8,436	9,446
Total equities	8,411,709	8,165,028
Total liabilities and equities	$17,573,483	$16,381,178

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	(As Restated) 2018	2019	(As Restated) 2018
	(Dollars in thousands)
Revenues	$8,497,941	$9,087,328	$23,465,769	$24,099,365
Cost of goods sold	8,274,170	8,841,696	22,343,944	23,398,272
Gross profit	223,771	245,632	1,121,825	701,093
Marketing, general and administrative	183,723	162,424	523,648	490,329
Reserve and impairment charges (recoveries), net	33,804	(3,811)	27,790	(18,944)
Operating earnings (loss)	6,244	87,019	570,387	229,708
(Gain) loss on disposal of business	(2,474)	(124,050)	(3,886)	(131,755)
Interest expense	42,773	49,340	122,950	130,218
Other (income) loss	(30,464)	(15,802)	(65,949)	(54,542)
Equity (income) loss from investments	(65,170)	(59,308)	(173,394)	(137,111)
Income (loss) before income taxes	61,579	236,839	690,666	422,898
Income tax expense (benefit)	6,866	55,219	40,534	(111,863)
Net income (loss)	54,713	181,620	650,132	534,761
Net income (loss) attributable to noncontrolling interests	93	(187)	(758)	(699)
Net income (loss) attributable to CHS Inc.	$54,620	$181,807	$650,890	$535,460

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	(As Restated) 2018	2019	(As Restated) 2018
	(Dollars in thousands)
Net income (loss)	$54,713	$181,620	$650,132	$534,761
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	1,496	3,417	5,599	8,153
Unrealized net gain (loss) on available for sale investments	—	6,286	—	13,480
Cash flow hedges	(15,817)	413	(7,155)	1,472
Foreign currency translation adjustment	(7,992)	(10,188)	(5,484)	(10,047)
Other comprehensive income (loss), net of tax	(22,313)	(72)	(7,040)	13,058
Comprehensive income (loss)	32,400	181,548	643,092	547,819
Less: comprehensive income (loss) attributable to noncontrolling interests	93	(187)	(758)	(699)
Comprehensive income (loss) attributable to CHS Inc.	$32,307	$181,735	$643,850	$548,518

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2019	(As Restated) 2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$650,132	$534,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	352,838	358,134
Amortization of deferred major repair costs	48,960	43,908
Equity (income) loss from investments	(173,394)	(137,111)
Distributions from equity investments	133,720	97,665
Provision for doubtful accounts	36,874	(4,145)
Gain and recovery on disposal of business	(3,476)	(131,755)
Deferred taxes	34,786	(137,023)
Other, net	(42,681)	15,670
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(446,846)	(194,546)
Inventories	(199,339)	(314,439)
Derivative assets	70,559	(22,454)
Margin and related deposits	(87,911)	(47,079)
Supplier advance payments	(157,560)	(177,373)
Other current assets and other assets	(61,999)	21,074
Customer margin deposits and credit balances	17,268	(19,914)
Customer advance payments	(58,222)	(51,180)
Accounts payable and accrued expenses	174,855	9,617
Derivative liabilities	(137,790)	11,614
Other liabilities	(20,863)	(49,842)
Net cash provided by (used in) operating activities	129,911	(194,418)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(278,589)	(249,078)
Proceeds from disposition of property, plant and equipment	46,414	80,045
Proceeds from sale of business	5,044	234,914
Expenditures for major repairs	(210,837)	(39,363)
Investments redeemed	7,203	6,607
Changes in CHS Capital notes receivable, net	(112,608)	(83,908)
Financing extended to customers	(10,492)	(72,106)
Payments from customer financing	84,189	38,725
Business acquisitions, net of cash acquired	(119,421)	—
Other investing activities, net	(3,393)	12,377
Net cash provided by (used in) investing activities	(592,490)	(71,787)
Cash flows from financing activities:
Proceeds from lines of credit and long-term debt borrowings	20,715,683	29,802,708
Payments on lines of credit, long-term debt and capital lease obligations	(20,236,780)	(29,025,052)
Preferred stock dividends paid	(126,501)	(126,501)
Retirements of equities	(76,397)	(6,391)
Cash patronage paid	(75,669)	—
Other financing activities, net	(25,993)	(70,904)
Net cash provided by (used in) financing activities	174,343	573,860
Effect of exchange rate changes on cash and cash equivalents	(382)	1,030
Net increase (decrease) in cash and cash equivalents and restricted cash	(288,618)	308,685
Cash and cash equivalents and restricted cash at beginning of period	543,940	272,272
Cash and cash equivalents and restricted cash at end of period	$255,322	$580,957

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Balance Sheet as of May 31, 2019, the Consolidated Statements of Operations for the three and nine months ended May 31, 2019, and 2018, the Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2019, and 2018, and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2019, and 2018, reflect, in the opinion of our management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of, among other things, the seasonal nature of our businesses. Our Consolidated Balance Sheet data as of August 31, 2018, has been derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

As described in Note 2, Restatement of Previously Issued Financial Information, the consolidated financial statements for the three and nine months ended May 31, 2018, have been restated to reflect the correction of misstatements. We have also restated all relevant amounts impacted within the notes to the consolidated financial statements.

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

Significant Accounting Policies

The following significant accounting policies have been updated since our Annual Report on Form 10-K for the year ended August 31, 2018, as a result of the adoption of certain new accounting pronouncements effective for us during the nine months ended May 31, 2019.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Consolidated Balance Sheets that aggregates to the amount presented in our Consolidated Statements of Cash Flows. During the nine months ended May 31, 2019, we updated the presentation of our Consolidated Statements of Cash Flows to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our Consolidated Statements of Cash Flows.

	May 31, 2019	August 31, 2018	May 31, 2018	August 31, 2017
	(Dollars in thousands)
Cash and cash equivalents	$155,252	$450,617	$533,887	$181,379
Restricted cash included in other current assets	99,398	90,193	43,912	83,561
Restricted cash included in other assets	672	3,130	3,158	7,332
Total cash and cash equivalents and restricted cash	$255,322	$543,940	$580,957	$272,272

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

Revenue Recognition

We provide a wide variety of products and services, ranging from agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to the customer. For the majority of our contracts with customers, control transfers to customers at a point-in-time when the goods/services have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete the performance obligation(s).

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows, as well as disclosure about the nature of restrictions on cash, cash equivalents and amounts generally described as restricted cash. Additionally, the guidance requires disclosure of the total amount of cash, cash equivalents and restricted cash for each comparative period for which a Consolidated Balance Sheet is presented. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year. The amendments in this ASU were applied retrospectively to all periods presented. Refer to the additional disclosures pertaining to restricted cash within the Restricted Cash significant accounting policy above. The adoption of this amended guidance did not have a material impact on our Consolidated Statements of Cash Flows.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income. This guidance eliminates the previous cost method of accounting for certain equity securities that did not have readily determinable fair values. This guidance also simplifies the impairment assessment and allows for a fair value measurement alternative for equity investments without readily determinable fair values and includes presentation and disclosure changes. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year and was applied following a prospective basis. We have elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions. As a result of the adoption of this amended guidance, we reclassified approximately $4.7 million from accumulated other comprehensive loss to the opening balance of capital reserves within our Consolidated Balance Sheet as of September 1, 2018, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments within this ASU, as well as within the additional clarifying ASUs issued by the FASB, provide a single comprehensive model to be used to determine the measurement of revenue and timing of recognition for revenue arising from contracts with customers. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition guidance includes a five-step model for the recognition of revenue, including (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when (or as) an entity satisfies a performance obligation. This ASU was effective for us beginning September 1, 2018, for our fiscal year 2019 and for interim periods within that fiscal year, and we elected to apply the modified retrospective method of adoption to all contracts as of the date of initial application. The majority of our revenues are attributable to forward commodity sales contracts, which are considered to be physically settled derivatives under ASC 815, Derivatives and Hedging (Topic 815). Revenues arising from derivative contracts accounted for under ASC 815 are specifically outside the scope of ASC Topic 606 and therefore not subject to the provisions of the new revenue recognition guidance. As such, the impact of adoption of the new revenue guidance has only been assessed for our revenue contracts that are not accounted for as derivative arrangements. The primary impact of adoption was changes to the timing of revenue recognition for certain revenue streams that had an immaterial impact. Following the modified retrospective method of adoption, we determined the cumulative effect of adoption for all contracts with customers that had not been completed as of the adoption date was less than $1.0 million. Additionally, the impact of applying ASC Topic 606 compared to previous guidance during the three and nine months ended May 31, 2019, was an overall decrease to revenues of $14.2 million and $36.9 million, respectively. Other financial statement impacts related to the adoption of ASC Topic 606 were not material. Our revenue recognition accounting policy and additional information related to our revenue streams and related performance obligations required to be satisfied in order to recognize revenue can be found within the Significant Accounting Policies section above and within Note 3, Revenues.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. Specifically, the guidance removes the requirement to disclose the amount and reasons for any transfers between Level 1 and Level 2 of the fair value hierarchy and removes the requirement to disclose a description of the valuation processes used to value Level 3 fair value measurements. The guidance also requires additional disclosures surrounding Level 3 changes in unrealized gains/losses included in other comprehensive income, as well as the range and weighted average of significant unobservable inputs calculation. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Early adoption is permitted. We elected to remove the disclosures permitted by ASU No. 2018-13 during the fourth quarter of fiscal 2018, but have not early adopted the new required additional disclosures, which is permitted by the guidance. The adoption of this amended guidance is not expected to have a material impact on our consolidated financial statements.

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

Note 2        Restatement of Previously Issued Financial Information

The consolidated financial statements for the three and nine months ended May 31, 2018, have been restated to reflect the correction of misstatements. We have also restated all amounts impacted within the notes to the consolidated financial statements. A description of the adjustments and their impact on the previously issued financial information are included below.

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

As described in additional detail in the Explanatory Note in our Annual Report on Form 10-K for the year ended August 31, 2018, the Company restated its audited consolidated financial statements for the fiscal years ended August 31, 2017 and 2016, and our unaudited consolidated financial statements for the quarterly periods ended November 30, 2017 and 2016, February 28, 2018 and 2017, and May 31, 2018 and 2017. As a result of the misstatements, we restated our interim consolidated financial statements for the three and nine months ended May 31, 2018. In addition to the adjustments related to freight derivatives and related misstatements, we also made adjustments related to certain intercompany balances and other historical misstatements unrelated to the freight derivatives and related misstatements.

Consolidated Financial Statement Adjustment Tables

The following tables present the impacts of the restatement adjustments to our unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2018, and to our unaudited Consolidated Statement of Cash Flows for the nine months ended May 31, 2018. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below.

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

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Revenues	$9,027,525	$59,803	$9,087,328	$—	$9,087,328	b, c
Cost of goods sold	8,728,914	112,447	8,841,361	335	8,841,696	a, b, c
Gross profit	298,611	(52,644)	245,967	(335)	245,632
Marketing, general and administrative	161,578	1	161,579	845	162,424	c
Reserve and impairment charges (recoveries), net	(3,811)	—	(3,811)	—	(3,811)
Operating earnings (loss)	140,844	(52,645)	88,199	(1,180)	87,019
(Gain) loss on disposal of business	(124,050)	—	(124,050)	—	(124,050)
Interest expense	49,340	—	49,340	—	49,340
Other (income) loss	(14,622)	—	(14,622)	(1,180)	(15,802)
Equity (income) loss from investments	(59,308)	—	(59,308)	—	(59,308)
Income (loss) before income taxes	289,484	(52,645)	236,839	—	236,839
Income tax expense (benefit)	60,338	(5,119)	55,219	—	55,219	a
Net income (loss)	229,146	(47,526)	181,620	—	181,620
Net income (loss) attributable to noncontrolling interests	(187)	—	(187)	—	(187)
Net income (loss) attributable to CHS Inc.	$229,333	$(47,526)	$181,807	$—	$181,807
* Previously reported amounts have been revised to reflect the impact of adopting ASU 2017-07 retrospectively during the first quarter of fiscal 2019. Refer to details related to the adoption of new ASUs within Note 1, Basis of Presentation and Significant Accounting Policies.

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

Other misstatements
(c) The correction of other misstatements resulted in a $22.8 million decrease of income before income taxes and net income. The $22.8 million decrease of income before income taxes related primarily to an $18.8 million increase of cost of goods sold due to adjustments associated with the implementation of a new enterprise resource planning software during the third quarter of fiscal 2018. The remaining decrease relates to an $11.8 million increase of revenues and a $14.5 million increase of cost of goods sold related to the timing of revenue recognition, as well as a $1.3 million increase of cost of goods sold related to the valuation of crack spread derivatives.

Additionally, certain misclassification and offsetting adjustments were made between line items included in the Consolidated Statements of Operations, primarily due to the application of differing accounting policies between businesses. These misclassification adjustments resulted in a $9.2 million increase of revenues and cost of goods sold.

	For the Nine Months Ended May 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Revenues	$23,927,508	$171,857	$24,099,365	$—	$24,099,365	b, c
Cost of goods sold	23,173,151	224,116	23,397,267	1,005	23,398,272	a, b, c
Gross profit	754,357	(52,259)	702,098	(1,005)	701,093
Marketing, general and administrative	488,459	(667)	487,792	2,537	490,329	c
Reserve and impairment charges (recoveries), net	(18,944)	—	(18,944)	—	(18,944)
Operating earnings (loss)	284,842	(51,592)	233,250	(3,542)	229,708
(Gain) loss on disposal of business	(131,755)	—	(131,755)	—	(131,755)
Interest expense	130,218	—	130,218	—	130,218
Other (income) loss	(51,000)	—	(51,000)	(3,542)	(54,542)
Equity (income) loss from investments	(137,111)	—	(137,111)	—	(137,111)
Income (loss) before income taxes	474,490	(51,592)	422,898	—	422,898
Income tax expense (benefit)	(100,901)	(10,962)	(111,863)	—	(111,863)	a, c
Net income (loss)	575,391	(40,630)	534,761	—	534,761
Net income (loss) attributable to noncontrolling interests	(699)	—	(699)	—	(699)
Net income (loss) attributable to CHS Inc.	$576,090	$(40,630)	$535,460	$—	$535,460
* Previously reported amounts have been revised to reflect the impact of adopting ASU 2017-07 retrospectively during the first quarter of fiscal 2019. Refer to details related to the adoption of new ASUs within Note 1, Basis of Presentation and Significant Accounting Policies.

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

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended May 31, 2018			For the Nine Months Ended May 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
	(Dollars in thousands)
Net income (loss)	$229,146	$(47,526)	$181,620	$575,391	$(40,630)	$534,761	a, c
Other comprehensive income (loss), net of tax:
Postretirement benefit plan activity	3,417	—	3,417	10,755	(2,602)	8,153	c
Unrealized net gain (loss) on available for sale investments	6,286	—	6,286	13,480	—	13,480
Cash flow hedges	413	—	413	1,472	—	1,472
Foreign currency translation adjustment	(11,617)	1,429	(10,188)	(11,763)	1,716	(10,047)	a
Other comprehensive income (loss), net of tax	(1,501)	1,429	(72)	13,944	(886)	13,058
Comprehensive income	227,645	(46,097)	181,548	589,335	(41,516)	547,819
Less: comprehensive income (loss) attributable to noncontrolling interests	(187)	—	(187)	(699)	—	(699)
Comprehensive income attributable to CHS Inc.	$227,832	$(46,097)	$181,735	$590,034	$(41,516)	$548,518

For the three months ended May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $24.7 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three months ended May 31, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $22.8 million decrease of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three months ended May 31, 2018, above.

For the nine months ended May 31, 2018

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $48.5 million reduction of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the nine months ended May 31, 2018, above. The adjustment related to foreign currency translation is attributable to the foreign currency impact associated with goodwill that was impaired during fiscal 2015.

Intercompany misstatements
(b) None.

Other misstatements
(c) The correction of other misstatements resulted in a $7.9 million increase of net income. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the nine months ended May 31, 2018, above. The adjustment related to postretirement benefit plan activity is attributable to a timing difference associated with recording certain benefit plan expenses.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Accounting Changes*	As Presented	Restatement References
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$575,391	$(40,630)	$534,761	$—	$534,761	a, c
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	358,134	—	358,134	—	358,134
Amortization of deferred major repair costs	43,908	—	43,908	—	43,908
Equity (income) loss from investments	(137,111)	—	(137,111)	—	(137,111)
Distributions from equity investments	97,665	—	97,665	—	97,665
Provision for doubtful accounts	(4,145)	—	(4,145)	—	(4,145)
Gain and recovery on disposal of business	(131,755)	—	(131,755)	—	(131,755)
Deferred taxes	(135,560)	(1,463)	(137,023)	—	(137,023)	a, c
Other, net	18,272	(2,602)	15,670	—	15,670	c
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(216,501)	21,955	(194,546)	—	(194,546)	c
Inventories	(366,858)	52,419	(314,439)	—	(314,439)	b, c
Derivative assets	(86,910)	64,456	(22,454)	—	(22,454)	a, c
Margin and related deposits	(47,079)	—	(47,079)	—	(47,079)
Supplier advance payments	(177,373)	—	(177,373)	—	(177,373)
Other current assets and other assets	75,191	(10,294)	64,897	(43,823)	21,074	a, c
Customer margin deposits and credit balances	(19,914)	—	(19,914)	—	(19,914)
Customer advance payments	(40,547)	(10,633)	(51,180)	—	(51,180)	c
Accounts payable and accrued expenses	73,745	(64,128)	9,617	—	9,617	a, b, c
Derivative liabilities	23,758	(12,144)	11,614	—	11,614	a, c
Other liabilities	(49,842)	—	(49,842)	—	(49,842)
Net cash provided by (used in) operating activities	(147,531)	(3,064)	(150,595)	(43,823)	(194,418)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(249,078)	—	(249,078)	—	(249,078)
Proceeds from disposition of property, plant and equipment	80,045	—	80,045	—	80,045
Proceeds from sale of business	234,914	—	234,914	—	234,914
Expenditures for major repairs	(39,363)	—	(39,363)	—	(39,363)
Investments redeemed	6,607	—	6,607	—	6,607
Changes in CHS Capital notes receivable, net	(83,908)	—	(83,908)	—	(83,908)
Financing extended to customers	(72,106)	—	(72,106)	—	(72,106)
Payments from customer financing	38,725	—	38,725	—	38,725
Other investing activities, net	12,377		12,377	—	12,377
Net cash provided by (used in) investing activities	(71,787)	—	(71,787)	—	(71,787)
Cash flows from financing activities:
Proceeds from lines of credit and long-term borrowings	29,802,708	—	29,802,708	—	29,802,708
Payments on lines of credit, long-term borrowings and capital lease obligations	(29,028,104)	3,052	(29,025,052)	—	(29,025,052)	c
Preferred stock dividends paid	(126,501)	—	(126,501)	—	(126,501)
Redemptions of equities	(6,391)	—	(6,391)	—	(6,391)
Other financing activities, net	(70,916)	12	(70,904)	—	(70,904)	c
Net cash provided by (used in) financing activities	570,796	3,064	573,860	—	573,860
Effect of exchange rate changes on cash and cash equivalents	1,030	—	1,030	—	1,030
Net increase (decrease) in cash and cash equivalents and restricted cash	352,508	—	352,508	(43,823)	308,685
Cash and cash equivalents and restricted cash at beginning of period	181,379	—	181,379	90,893	272,272
Cash and cash equivalents and restricted cash at end of period	$533,887	$—	$533,887	$47,070	$580,957
* Previously reported amounts have been revised to reflect the impact of adopting ASU 2016-18 retrospectively during the first quarter of fiscal 2019. Refer to details related to the adoption of new ASUs within Note 1, Basis of Presentation and Significant Accounting Policies.

Freight derivatives and related misstatements
(a) The correction of freight derivatives and related misstatements resulted in a $48.5 million reduction of net income for the nine months ended May 31, 2018. Refer to descriptions of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three and nine months ended May 31, 2018, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and May 31, 2018, resulted in certain misclassifications between operating activity line items in the Consolidated Statement of Cash Flows; however, none of the freight derivatives and related misstatements impacted the classifications between operating, investing or financing activities.

Intercompany misstatements
(b) The correction of intercompany misstatements did not impact net income for the nine months ended May 31, 2018; however, the impact of adjustments to the Consolidated Balance Sheets as of August 31, 2017, and May 31, 2018, resulted in certain misclassification adjustments of less than $5.0 million between line items in the Consolidated Statement of Cash Flows. None of the intercompany misstatements impacted the classifications between operating, investing or financing activities within the Consolidated Statement of Cash Flows.

Other misstatements
(c) The correction of other misstatements resulted in a $7.9 million increase of net income for the nine months ended May 31, 2018. Refer to further details of the adjustments and their impact on net income (loss) in the Consolidated Statements of Operations section for the three and nine months ended May 31, 2018, above. The impact of the adjustments to the Consolidated Balance Sheets as of August 31, 2017, and May 31, 2018, resulted in certain misclassification adjustments between line items in the Consolidated Statement of Cash Flows. As a result, a misclassification adjustment was made between operating and financing activities related to a $3.1 million reduction of notes payable resulting from a duplicative entry. In addition, various misclassification adjustments were made between operating activity lines, the most significant of which related to (1) a $24.1 million decrease of inventory and increase in accounts receivable as of August 31, 2017, due to a timing difference related to the settlement of a single ocean vessel and (2) the $49.2 million net impact associated with the decrease of inventory and increase of accounts payable that resulted from the misclassification adjustment for certain items previously included within a contra-inventory account to accounts payable as of August 31, 2017, and May 31, 2018.

Note 3        Revenues

Adoption of New Revenue Guidance

As described in Note 1, Basis of Presentation and Significant Accounting Policies, we adopted the guidance within ASU 2014-09 as of September 1, 2018, using the modified retrospective transition approach. Consistent with other companies that actively trade commodities, a majority of our revenues are attributable to forward commodity sales contracts that are considered to be physically settled derivatives under ASC 815 and therefore fall outside the scope of ASC Topic 606. As a result, these revenues are not subject to the provisions of the new revenue guidance and the impact of adoption is limited to our revenue streams that fall within the scope of the new revenue guidance.

The majority of our revenue streams that fall within the scope of the new revenue guidance are recognized at a point-in-time; however, the adoption of ASU 2014-09 resulted in a minimal number of changes to the timing of revenue recognition for certain revenue streams. Under the modified retrospective method of adoption, we determined the cumulative effect of adoption for all contracts with customers that had not been completed as of the adoption date and recognized an adjustment of less than $1.0 million to the opening capital reserves balance within the Consolidated Balance Sheet as of September 1, 2018. Additionally, the impact of applying ASC Topic 606 compared to previous guidance during the three and nine months ended May 31, 2019, was an overall decrease to revenues of $14.2 million and $36.9 million, respectively, which was primarily related to the change in revenue recognition for certain contracts from a gross basis to a net basis.

Other changes in accounting for revenue recognition under ASU 2014-09 did not have a material impact on our Consolidated Statements of Operations for the three and nine months ended May 31, 2019, or Consolidated Balance Sheet as of May 31, 2019.

Revenue Recognition Accounting Policy and Performance Obligations

We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and ethanol production and marketing. We primarily conduct our operations and derive revenues within our Energy and Ag businesses. Our Energy business derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag business derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals; through wholesale sales of agronomy products and processed sunflowers; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, and feed and farm supplies.

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

The amount of revenue recognized during the three and nine months ended May 31, 2019, for performance obligations that were fully satisfied in previous periods was not material.

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

Disaggregation of Revenues

The following table presents revenues recognized under ASC Topic 606 disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815 and other applicable accounting guidance for the three and nine months ended May 31, 2019. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 840, Leases and ASC Topic 470, Debt that fall outside the scope of ASC Topic 606.

	ASC 606	ASC 815	Other Guidance	Total Revenues
For the Three Months Ended May 31, 2019	(Dollars in thousands)
Energy	$1,544,533	$193,512	$—	$1,738,045
Ag	2,234,378	4,485,089	25,648	6,745,115
Corporate and Other	4,841	—	9,940	14,781
Total revenues	$3,783,752	$4,678,601	$35,588	$8,497,941

For the Nine Months Ended May 31, 2019
Energy	$4,826,762	$547,348	$—	$5,374,110
Ag	4,574,203	13,375,276	95,578	18,045,057
Corporate and Other	14,818	—	31,784	46,602
Total revenues	$9,415,783	$13,922,624	$127,362	$23,465,769

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

Our Ag segment derives its revenues through the origination and marketing of grain, including service activities conducted at export terminals; through wholesale sales of agronomy products and processed sunflowers; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, and feed and farm supplies. For the majority of revenues arising from sales to Ag customers, we satisfy our performance obligation of delivering a commodity or other agricultural end product to a customer at the point-in-time that the commodity or other end-product (wholesale grain, agronomy products, soybean products, ethanol or country operations retail products) has been delivered or is made available to the customer, at which point control is considered to have been transferred to the customer and revenue can be recognized, as there are no remaining performance obligations that need to be satisfied in order to be entitled to the agreed-upon transaction price as stated in the contract. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For fixed and provisionally-priced derivative sales contracts that are accounted for under the provisions of the derivative accounting guidance and are outside the scope of the revenue recognition guidance, we recognize revenue when control of the inventory is transferred within the meaning of ASC Topic 606.

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

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional upon the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point-in-time exceeds the amount billed to the customer. Contract assets are recorded in accounts receivable within our Consolidated Balance Sheets and were immaterial as of May 31, 2019, and August 31, 2018.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $182.9 million and $172.0 million as of May 31, 2019, and August 31, 2018, respectively, are recorded within customer advance payments on our Consolidated Balance Sheets. For the three and nine months ended May 31, 2019, we recognized revenues of $67.9 million and $148.9 million, respectively, which were included in the customer advance payments balance at the beginning of the period.

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

Note 4        Receivables

	May 31, 2019	August 31, 2018
	(Dollars in thousands)
Trade accounts receivable	$2,136,872	$1,578,764
CHS Capital notes receivable	577,145	569,379
Other	438,507	534,071
	3,152,524	2,682,214
Less: allowances and reserves	176,072	221,813
Total receivables	$2,976,452	$2,460,401

Trade Accounts

Trade accounts receivable are initially recorded at a selling price, which approximates fair value upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts, and our relationships with, and the economic status of, our customers.

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

The notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperative's capital stock. These loans are primarily originated in the states of Minnesota, Wisconsin and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes, as well as in Michigan.

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $187.2 million and $203.0 million at May 31, 2019, and August 31, 2018, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of May 31, 2019, and August 31, 2018, the commercial notes represented 62% and 40%, respectively, and the producer notes represented 38% and 60%, respectively, of the total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of May 31, 2019, CHS Capital's customers had additional available credit of $581.5 million.

Allowance for Loan Losses and Impairments

CHS Capital maintains an allowance for loan losses, which is the estimate of potential incurred losses inherent in the loans receivable portfolio. In accordance with FASB ASC 450-20, Accounting for Loss Contingencies, and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the allowance for loan losses consists of general and specific components. The general component is based on historical loss experience and qualitative factors addressing operational risks and industry trends. The specific component relates to loans receivable that are classified as impaired. Additions to the allowance for loan losses are reflected within reserve and impairment charges (recoveries), net in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance. Recoveries of previously charged off amounts increase the allowance for loan losses. The amount of CHS Capital notes that were past due was not significant at any reporting date presented.

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

Other Receivables

Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We do not bear costs or operational risks associated with the related growing crops, though our ability to be paid depends on the crops actually produced. The financing is collateralized by future crops, land and physical assets of the suppliers, carries a local market interest rate and settles when the farmer’s crop is harvested and sold.

We identified and recorded an out of period adjustment to correct an error related to multiple years that increased bad debt expense for other receivables by $29.5 million and $25.5 million during the three and nine months ended May 31, 2019, respectively. We concluded that the error is not material to the previously reported financial statements and its correction is not material to the financial statements for the three or nine months ended May 31, 2019, nor is it expected to be material to our full year results.

Note 5        Inventories

	May 31, 2019	August 31, 2018
	(Dollars in thousands)
Grain and oilseed	$1,115,510	$1,298,522
Energy	899,150	715,161
Agronomy	635,560	246,326
Feed and farm supplies	567,952	391,906
Processed grain and oilseed	104,113	99,426
Other	16,036	17,308
Total inventories	$3,338,321	$2,768,649

As of May 31, 2019, we valued approximately 20% of inventories, primarily related to our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (16% as of August 31, 2018). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $283.9 million and $345.0 million as of May 31, 2019, and August 31, 2018, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Note 6        Investments

	May 31, 2019	August 31, 2018
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,767,053	$2,735,073
Ventura Foods, LLC	368,774	360,150
Ardent Mills, LLC	209,624	205,898
Other equity method investments	269,099	288,016
Other investments	123,590	122,788
Total investments	$3,738,140	$3,711,925

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below.

CF Nitrogen

On February 1, 2016, we invested $2.8 billion in CF Industries Nitrogen, LLC ("CF Nitrogen"), commencing our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's limited liability company agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended May 31, 2019, and 2018, this amount was $42.0 million and $35.6 million, respectively. For the nine months ended May 31, 2019, and 2018, this amount was $118.4 million and $80.0 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in CF Nitrogen, Ventura Foods and Ardent Mills for the nine months ended May 31, 2019, and 2018:

	For the Nine Months Ended May 31,
	2019	2018
	(Dollars in thousands)
Net sales	$6,646,394	$6,238,495
Gross profit	951,969	719,555
Net earnings	688,724	435,192
Earnings attributable to CHS Inc.	168,830	109,266

Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Goodwill and Other Intangible Assets

Goodwill of $199.8 million and $138.5 million is included in other assets on our Consolidated Balance Sheets as of May 31, 2019, and August 31, 2018, respectively. Goodwill acquired during the third quarter of fiscal 2019 was $61.4 million, related to our acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD"). See Note 16, Acquisitions, for additional information. Changes in the net carrying amount of goodwill for the nine months ended May 31, 2019, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2018	$552	$127,338	$10,574	$138,464
Goodwill acquired during the period	—	61,358	—	61,358
Balances, May 31, 2019	$552	$188,696	$10,574	$199,822

No goodwill has been allocated to our Nitrogen Production segment, which consists solely of our CF Nitrogen investment accounted for using the equity method of accounting.

Intangible assets subject to amortization primarily include customer lists, trademarks and non-compete agreements, and are amortized over their respective useful lives (ranging from 2 to 30 years). Intangible assets of $47.2 million were acquired during the nine months ended May 31, 2019, related to the acquisition of the remaining 75% ownership interest in WCD. See Note 16, Acquisitions, for additional information. Information regarding intangible assets that are included in other assets on our Consolidated Balance Sheets is as follows:

	May 31, 2019			August 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$84,815	$(16,054)	$68,761	$40,815	$(13,082)	$27,733
Trademarks and other intangible assets	9,736	(5,393)	4,343	6,536	(4,931)	1,605
Total intangible assets	$94,551	$(21,447)	$73,104	$47,351	$(18,013)	$29,338

Total amortization expense for intangible assets during the three and nine months ended May 31, 2019, was $1.9 million and $3.4 million, respectively. Total amortization expense for intangible assets during the three and nine months ended May 31, 2018, was $0.8 million and $2.5 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
Year 1	$4,540
Year 2	4,487
Year 3	4,187
Year 4	3,944
Year 5	3,940

Note 8        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of May 31, 2019. The table below summarizes our notes payable as of May 31, 2019, and August 31, 2018.

	May 31, 2019	August 31, 2018
	(Dollars in thousands)
Notes payable	$2,021,216	$1,437,264
CHS Capital notes payable	742,009	834,932
Total notes payable	$2,763,225	$2,272,196

On May 31, 2019, our primary line of credit was a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion that expires in September 2020. The outstanding balance on this facility was $902.0 million as of May 31, 2019. There was no outstanding balance at August 31, 2018.

We have a receivables and loans securitization facility (the "Securitization Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries (the "Originators") sell trade accounts and notes receivable (the "Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, which is accounted for as a secured borrowing. During the period from July 2017 through an amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing, and the Receivables sold were derecognized from our Consolidated Balance Sheets. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility was amended on June 27, 2019, to extend its termination date to June 26, 2020, which termination date may be further extended.

On September 4, 2018, we entered into a repurchase facility (the "Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of May 31, 2019, the outstanding balance under the Repurchase Facility was $150 million.

Interest expense for the three months ended May 31, 2019, and 2018, was $42.8 million and $49.3 million, respectively, net of capitalized interest of $2.5 million and $1.7 million, respectively. Interest expense for the nine months ended May 31, 2019, and 2018, was $123.0 million and $130.2 million, respectively, net of capitalized interest of $7.1 million and $4.8 million, respectively.

Note 9        Equities

Changes in Equities

Changes in equities for the nine months ended May 31, 2019, and 2018 are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance, August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028
Reversal of prior year redemption estimates	24,072	—	—	—	—	—	—	24,072
Redemptions of equities	(22,004)	(183)	(1,885)	—	—	—	—	(24,072)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Reclassification of unrealized (gain) loss on investments	—	—	—	—	(4,706)	4,706	—	—
Other, net	(409)	—	(26)	—	—	3,436	318	3,319
Net income (loss)	—	—	—	—	—	347,504	(389)	347,115
Other comprehensive income (loss), net of tax	—	—	—	—	389	—	—	389
Estimated 2019 cash patronage refunds	—	—	—	—	—	(89,344)	—	(89,344)
Estimated 2019 equity redemptions	(50,081)	—	—	—	—	—	—	(50,081)
Balance, November 30, 2018	$3,789,158	$29,315	$740,467	$2,264,038	$(204,232)	$1,663,971	$9,375	$8,292,092
Reversal of prior year patronage and redemption estimates	6,681	—	(345,330)	—	—	420,330	—	81,681
Distribution of 2018 patronage refunds	—	—	349,353	—	—	(424,333)	—	(74,980)
Redemptions of equities	(5,988)	(74)	(619)	—	—	—	—	(6,681)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(774)	—	2,589	—	—	(2,888)	(581)	(1,654)
Net income (loss)	—	—	—	—	—	248,766	(462)	248,304
Other comprehensive income (loss), net of tax	—	—	—	—	14,884	—	—	14,884
Estimated 2019 cash patronage refunds	—	—	—	—	—	(69,400)	—	(69,400)
Estimated 2019 equity redemptions	(39,850)	—	—	—	—	—	—	(39,850)
Balance, February 28, 2019	$3,749,227	$29,241	$746,460	$2,264,038	$(189,348)	$1,794,279	$8,332	$8,402,229
Reversal of prior year redemption estimates	45,815	—	—	—	—	—	—	45,815
Distribution of 2018 patronage refunds	—	—	3,212	—	—	(3,901)	—	(689)
Redemptions of equities	(34,798)	(34)	(10,812)	—	—	—	—	(45,644)
Other, net	(1,285)	—	(3,722)	—	—	4,526	11	(470)
Net income (loss)	—	—	—	—	—	54,620	93	54,713
Other comprehensive income (loss), net of tax	—	—	—	—	(22,313)	—	—	(22,313)
Estimated 2019 cash patronage refunds	—	—	—	—	—	(15,494)	—	(15,494)
Estimated 2019 equity redemptions	(6,438)	—	—	—	—	—	—	(6,438)
Balance, May 31, 2019	$3,752,521	$29,207	$735,138	$2,264,038	$(211,661)	$1,834,030	$8,436	$8,411,709

	Equity Certificates				Accumulated Other Comprehensive Loss*
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves*	Noncontrolling Interests*	Total Equities*
	(Dollars in thousands)
Balance, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(180,360)	$1,267,808	$12,505	$7,705,640
Reversal of prior year redemption estimates	1,561	—	—	—	—	—	—	1,561
Redemptions of equities	(1,449)	(53)	(59)	—	—	—	—	(1,561)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,498)	(66)	(344)	—	—	3,954	(2)	2,044
Net income (loss)	—	—	—	—	—	187,646	(464)	187,182
Other comprehensive income (loss), net of tax	—	—	—	—	3,019	—	—	3,019
Estimated 2018 cash patronage refunds	—	—	—	—	—	(50,702)	—	(50,702)
Estimated 2018 equity redemptions	(19,901)	—	—	—	—	—	—	(19,901)
Balance, November 30, 2017 (As Restated)	$3,885,139	$29,717	$404,984	$2,264,038	$(177,341)	$1,324,372	$12,039	$7,742,948
Reversal of prior year patronage and redemption estimates	1,060	—	(126,333)	—	—	126,333	—	1,060
Distribution of 2017 patronage refunds	—	—	128,858	—	—	(128,858)	—	—
Redemptions of equities	(953)	(16)	(91)	—	—	—	—	(1,060)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(2,652)	(45)	(1)	—	—	816	(60)	(1,942)
Net income (loss)	—	—	—	—	—	166,007	(48)	165,959
Other comprehensive income (loss), net of tax	—	—	—	—	10,111	—	—	10,111
Estimated 2018 cash patronage refunds	—	—	—	—	—	3,823	—	3,823
Estimated 2018 equity redemptions	(12,375)	—	—	—	—	—	—	(12,375)
Balance, February 28, 2018 (As Restated)	$3,870,219	$29,656	$407,417	$2,264,038	$(167,230)	$1,450,326	$11,931	$7,866,357
Reversal of prior year redemption estimates	1,649	—	—	—	—	—	—	1,649
Distribution of 2017 patronage refunds	—	—	(27)	—	—	27	—	—
Redemptions of equities	(1,412)	(18)	(219)	—	—	—	—	(1,649)
Other, net	(1,849)	(1)	(36)	—	—	(252)	(98)	(2,236)
Net income (loss)	—	—	—	—	—	181,807	(187)	181,620
Other comprehensive income (loss), net of tax	—	—	—	—	(72)	—	—	(72)
Estimated 2018 cash patronage refunds	—	—	—	—	—	(72,868)	—	(72,868)
Estimated 2018 equity redemptions	(51,965)	—	—	—	—	—	—	(51,965)
Balance, May 31, 2018 (As Restated)	$3,816,642	$29,637	407,135	$2,264,038	$(167,302)	$1,559,040	$11,646	$7,920,836
* Certain amounts associated with Accumulated Other Comprehensive Loss, Capital Reserves and Noncontrolling Interests in the changes in equities table above were restated to reflect the impact of the misstatements associated with the restatement of previously issued financial statements. Note that the majority of the restatement adjustments within the changes in equities table above relate to the opening restatement adjustments to the August 31, 2017, balances. Additionally, the misstatements for activity in the changes in equities table above relates primarily to net income (loss) during fiscal 2018. Refer to further details included within Note 2, Restatement of Previously Issued Financial Information.

Preferred Stock Dividends

The following is a summary of dividends per share by class of preferred stock for the nine months ended May 31, 2019, and 2018. Note that due to the timing of dividend declarations during the fiscal year, no declarations were made during the third quarter of fiscal 2019 or fiscal 2018.

		For the Nine Months Ended May 31,
	Nasdaq symbol	2019	2018
		(Dollars per share)
8% Cumulative Redeemable	CHSCP	1.50	1.50
Class B Cumulative Redeemable, Series 1	CHSCO	1.48	1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.33	1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.27	1.27
Class B Cumulative Redeemable, Series 4	CHSCL	1.41	1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the nine months ended May 31, 2019, and 2018:

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	175	—	(317)	(25)	(167)
Amounts reclassified out	2,565	—	(1,475)	—	1,090
Total other comprehensive income (loss), before tax	2,740	—	(1,792)	(25)	923
Tax effect	(639)	—	485	(380)	(534)
Other comprehensive income (loss), net of tax	2,101	—	(1,307)	(405)	389
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of November 30, 2018, net of tax	$(137,818)	$—	$(6,206)	$(60,208)	$(204,232)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	102	—	18,954	3,176	22,232
Amounts reclassified out	2,564	—	(5,677)	—	(3,113)
Total other comprehensive income (loss), before tax	2,666	—	13,277	3,176	19,119
Tax effect	(664)	—	(3,308)	(263)	(4,235)
Other comprehensive income (loss), net of tax	2,002	—	9,969	2,913	14,884
Balance as of February 28, 2019, net of tax	$(135,816)	$—	$3,763	$(57,295)	$(189,348)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(164)	—	(19,680)	(7,725)	(27,569)
Amounts reclassified out	2,564	—	(1,385)	—	1,179
Total other comprehensive income (loss), before tax	2,400	—	(21,065)	(7,725)	(26,390)
Tax effect	(904)	—	5,248	(267)	4,077
Other comprehensive income (loss), net of tax	1,496	—	(15,817)	(7,992)	(22,313)
Balance as of May 31, 2019, net of tax	$(134,320)	$—	$(12,054)	$(65,287)	$(211,661)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(132,444)	$10,041	$(6,954)	$(51,003)	$(180,360)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	4,044	(435)	(612)	2,997
Amounts reclassified out	4,214	—	429	(2,042)	2,601
Total other comprehensive income (loss), before tax	4,214	4,044	(6)	(2,654)	5,598
Tax effect	(2,620)	(404)	2	443	(2,579)
Other comprehensive income (loss), net of tax	1,594	3,640	(4)	(2,211)	3,019
Balance as of November 30, 2017, net of tax (As Restated)	$(130,850)	$13,681	$(6,958)	$(53,214)	$(177,341)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	6,562	1,081	2,774	10,417
Amounts reclassified out	4,451	(1,527)	425	—	3,349
Total other comprehensive income (loss), before tax	4,451	5,035	1,506	2,774	13,766
Tax effect	(1,309)	(1,481)	(443)	(422)	(3,655)
Other comprehensive income (loss), net of tax	3,142	3,554	1,063	2,352	10,111
Balance as of February 28, 2018, net of tax (As Restated)	$(127,708)	$17,235	$(5,895)	$(50,862)	$(167,230)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	8,906	160	(10,442)	(1,376)
Amounts reclassified out	4,841	—	425	—	5,266
Total other comprehensive income (loss), before tax	4,841	8,906	585	(10,442)	3,890
Tax effect	(1,424)	(2,620)	(172)	254	(3,962)
Other comprehensive income (loss), net of tax	3,417	6,286	413	(10,188)	(72)
Balance as of May 31, 2018, net of tax (As Restated)	$(124,291)	$23,521	$(5,482)	$(61,050)	$(167,302)

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

As of August 31, 2018, the effects of the Tax Act were provisional in accordance with the SEC's Staff Accounting Bulletin No.118. No adjustments were recorded for the nine months ended May 31, 2019, associated with the remeasurement of deferred tax balances or the one-time transition tax, and in accordance with Staff Accounting Bulletin No.118, the amounts are no longer provisional.

Note 11        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have non-qualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three and nine months ended May 31, 2019, and 2018, are as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit costs for the three months ended May 31 are as follows:	(Dollars in thousands)
Service cost	$9,648	$9,920	$78	$137	$263	$236
Interest cost	7,099	5,997	186	177	274	227
Expected return on assets	(11,242)	(12,044)	—	—	—	—
Prior service cost (credit) amortization	42	360	(19)	7	(139)	(142)
Actuarial (gain) loss amortization	3,087	4,905	1	16	(407)	(306)
Net periodic benefit cost	$8,634	$9,138	$246	$337	$(9)	$15
Components of net periodic benefit costs for the nine months ended May 31 are as follows:
Service cost	$28,944	$29,758	$233	$411	$790	$707
Interest cost	21,297	17,988	560	533	821	681
Expected return on assets	(33,726)	(36,133)	—	—	—	—
Prior service cost (credit) amortization	127	1,078	(56)	23	(417)	(424)
Actuarial (gain) loss amortization	9,261	16,304	2	46	(1,221)	(918)
Settlement (gain) loss	169	—	—	—	—	—
Net periodic benefit cost	$26,072	$28,995	$739	$1,013	$(27)	$46

The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are reflected in other (income) loss.

Employer Contributions

Total contributions to be made during fiscal 2019 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. During the nine months ended May 31, 2019, we made a discretionary contribution of $40.0 million to the pension plans.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. For example, in our Ag segment, our agronomy and country operations businesses generally experience higher volumes and income during the spring planting season and in the fall, which corresponds to harvest. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and fall crop drying seasons.

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

Segment information for the three and nine months ended May 31, 2019, and 2018, is presented in the tables below. Note that the fiscal 2019 results for our Ag segment include results associated with our acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, which are not included in our prior period results. Refer to further details related to our acquisition of the remaining 75% ownership interest in WCD within Note 16, Acquisitions.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2019:	(Dollars in thousands)
Revenues, including intersegment revenues	$1,841,290	$6,749,182	$—	$16,418	$(108,949)	$8,497,941
Operating earnings (loss)	572	12,090	(9,040)	2,622	—	6,244
(Gain) loss on disposal of business	—	(2,474)	—	—	—	(2,474)
Interest expense	1,171	26,675	13,140	3,883	(2,096)	42,773
Other (income) loss	(1,098)	(29,211)	(399)	(1,852)	2,096	(30,464)
Equity (income) loss from investments	(760)	(4,012)	(41,959)	(18,439)	—	(65,170)
Income (loss) before income taxes	$1,259	$21,112	$20,178	$19,030	$—	$61,579
Intersegment revenues	$(103,245)	$(4,067)	$—	$(1,637)	$108,949	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Three Months Ended May 31, 2018: (As Restated)	(Dollars in thousands)
Revenues, including intersegment revenues	$1,999,628	$7,193,316	$—	$14,075	$(119,691)	$9,087,328
Operating earnings (loss)	29,729	63,170	(4,153)	(1,727)		87,019
(Gain) loss on disposal of business	(65,903)	5	—	(58,152)	—	(124,050)
Interest expense	3,496	28,854	13,119	4,324	(453)	49,340
Other (income) loss	(967)	(14,430)	(441)	(417)	453	(15,802)
Equity (income) loss from investments	(967)	(11,359)	(35,639)	(11,343)	—	(59,308)
Income (loss) before income taxes	$94,070	$60,100	$18,808	$63,861	$—	$236,839
Intersegment revenues	$(114,497)	$(3,784)	$—	$(1,410)	$119,691	$—

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2019:	(Dollars in thousands)
Revenues, including intersegment revenues	$5,722,338	$18,056,033	$—	$52,179	$(364,781)	$23,465,769
Operating earnings (loss)	537,932	45,088	(24,048)	11,415	—	570,387
(Gain) loss on disposal of business	—	(3,886)	—	—	—	(3,886)
Interest expense	3,756	73,073	42,161	7,945	(3,985)	122,950
Other (income) loss	(4,301)	(60,455)	(2,362)	(2,816)	3,985	(65,949)
Equity (income) loss from investments	(1,828)	(2,675)	(118,416)	(50,475)	—	(173,394)
Income (loss) before income taxes	$540,305	$39,031	$54,569	$56,761	$—	$690,666
Intersegment revenues	$(348,228)	$(10,976)	$—	$(5,577)	$364,781	$—
Total assets at May 31, 2019	$4,573,463	$7,377,779	$2,788,010	$2,834,231	$—	$17,573,483

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
For the Nine Months Ended May 31, 2018: (As Restated)	(Dollars in thousands)
Revenues, including intersegment revenues	$5,845,437	$18,574,846	$—	$46,018	$(366,936)	$24,099,365
Operating earnings (loss)	179,077	70,954	(14,527)	(5,796)	—	229,708
(Gain) loss on disposal of business	(65,903)	(7,700)	—	(58,152)	—	(131,755)
Interest expense	11,760	69,242	39,067	11,569	(1,420)	130,218
Other (income) loss	(2,977)	(47,128)	(2,612)	(3,245)	1,420	(54,542)
Equity (income) loss from investments	(2,779)	(25,180)	(79,986)	(29,166)	—	(137,111)
Income (loss) before income taxes	$238,976	$81,720	$29,004	$73,198	$—	$422,898
Intersegment revenues	$(349,361)	$(11,391)	$—	$(6,184)	$366,936	$—

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

	May 31, 2019
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$251,236	$—	$25,753	$225,483
Foreign exchange derivatives	9,685	—	4,477	5,208
Embedded derivative asset	20,957	—	—	20,957
Total	$281,878	$—	$30,230	$251,648
Derivative Liabilities:
Commodity derivatives	$300,763	$4,363	$25,753	$270,647
Foreign exchange derivatives	7,324	—	4,477	2,847
Total	$308,087	$4,363	$30,230	$273,494

	August 31, 2018
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets:
Commodity derivatives	$313,033	$—	$26,781	$286,252
Foreign exchange derivatives	15,401	—	8,703	6,698
Embedded derivative asset	23,595	—	—	23,595
Total	$352,029	$—	$35,484	$316,545
Derivative Liabilities:
Commodity derivatives	$421,054	$12,983	$26,781	$381,290
Foreign exchange derivatives	24,701	—	8,703	15,998
Total	$445,755	$12,983	$35,484	$397,288

Derivative assets and liabilities with maturities of 12 months or less are recorded in derivative assets and derivative liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets and liabilities, excluding derivatives accounted for as fair value hedges, recorded on our Consolidated Balance Sheet at May 31, 2019, were $22.3 million and $14.7 million, respectively. The amount of long-term derivative assets and liabilities, excluding derivatives accounted for as fair value hedges, recorded on our Consolidated Balance Sheet at August 31, 2018, were $23.1 million and $7.9 million, respectively.

The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2019, and 2018.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2019	(As Restated) 2018	2019	(As Restated) 2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(23,749)	$32,289	$41,814	$(48,756)
Foreign exchange derivatives	Cost of goods sold	(13,040)	(16,549)	14,941	(15,600)
Foreign exchange derivatives	Marketing, general and administrative	(7)	(1,109)	(1,421)	(1,260)
Interest rate derivatives	Interest expense	—	(2)	—	(3)
Embedded derivative	Other income	399	441	2,362	2,612
Total		$(36,397)	$15,070	$57,696	$(63,007)

Commodity Contracts

As of May 31, 2019, and August 31, 2018, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity and freight contracts accounted for as derivative instruments.

	May 31, 2019		August 31, 2018
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed - bushels	693,978	865,956	715,866	929,873
Energy products - barrels	16,223	5,930	17,011	8,329
Processed grain and oilseed - tons	406	2,208	1,064	2,875
Crop nutrients - tons	19	72	11	76
Ocean freight - metric tons	125	95	227	45
Natural gas - MMBtu	—	—	610	—

Foreign Exchange Contracts

We are exposed to risk regarding foreign currency fluctuations even though a substantial amount of our international sales are denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $868.9 million and $988.8 million as of May 31, 2019, and August 31, 2018, respectively.

Embedded Derivative Asset

Under the terms of our strategic investment in CF Nitrogen, if CF Industries' credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a non-refundable annual payment of $5.0 million from CF Industries each year until the date that CF Industries' credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of May 31, 2019, was equal to $20.9 million. The current and long-term portions of the embedded derivative asset are included in derivative assets and other assets on our Consolidated Balance Sheets, respectively. See Note 14, Fair Value Measurements, for more information on the valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

Fair Value Hedges

As of May 31, 2019, and August 31, 2018, we had outstanding interest rate swaps with an aggregate notional amount of $495.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2019 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2019	August 31, 2018	Balance Sheet Location	May 31, 2019	August 31, 2018
	(Dollars in thousands)			(Dollars in thousands)
Derivative assets	$—	$—	Derivative liabilities	$45	$771
Other assets	4,479	—	Other liabilities	668	8,681
Total	$4,479	$—	Total	$713	$9,452

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the three and nine months ended May 31, 2019, and 2018.

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
Gain (Loss) on Fair Value Hedging Relationships:	Location of Gain (Loss)	2019	2018	2019	2018
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(8,122)	$(231)	$(15,129)	$(18,118)
Hedged item	Interest expense	8,122	231	15,129	18,118
Total		$—	$—	$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of May 31, 2019, and August 31, 2018.

	May 31, 2019		August 31, 2018
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$470,419	$24,581	$485,548	$9,452

Cash Flow Hedges

In the fourth quarter of fiscal 2018, our Energy segment began designating certain of its pay-fixed, receive-variable, cash-settled swaps as cash flow hedges of future crude oil purchases. We also began designating certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of May 31, 2019, and August 31, 2018, the aggregate notional amount of cash flow hedges was 8.2 million and 1.1 million barrels, respectively.

The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2019	August 31, 2018	Balance Sheet Location	May 31, 2019	August 31, 2018
	(Dollars in thousands)			(Dollars in thousands)
Derivative assets	$5,547	$812	Derivative liabilities	$14,692	$634

The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2019, and 2018:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Commodity derivatives	$(21,029)	$—	$(9,323)	$—

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the three and nine months ended May 31, 2019, and 2018:

		For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Location of Gain (Loss)	2019	2018	2019	2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$1,810	$—	$9,812	$—

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

Recurring fair value measurements at May 31, 2019, and August 31, 2018, are as follows:

	May 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$27,024	$229,760	$—	$256,784
Foreign exchange derivatives	—	9,704	—	9,704
Interest rate swap derivatives	—	4,479	—	4,479
Deferred compensation assets	39,327	—	—	39,327
Embedded derivative asset	—	20,957	—	20,957
Other assets	5,763	—	—	5,763
Total	$72,114	$264,900	$—	$337,014
Liabilities:
Commodity derivatives	$76,388	$239,066	$—	$315,454
Foreign exchange derivatives	—	7,480	—	7,480
Interest rate swap derivatives	—	713	—	713
Total	$76,388	$247,259	$—	$323,647

	August 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Commodity derivatives	$54,487	$259,359	$—	$313,846
Foreign exchange derivatives	—	15,401	—	15,401
Deferred compensation assets	39,073	—	—	39,073
Embedded derivative asset	—	23,595	—	23,595
Other assets	5,334	—	—	5,334
Total	$98,894	$298,355	$—	$397,249
Liabilities:
Commodity derivatives	$31,778	$389,911	$—	$421,689
Foreign exchange derivatives	—	24,701	—	24,701
Interest rate swap derivatives	—	9,452	—	9,452
Total	$31,778	$424,064	$—	$455,842

Commodity and foreign exchange derivatives — Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, select ocean freight contracts and other over-the-counter ("OTC") derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location-specific inputs, and are classified within Level 2. The location-specific inputs are driven by local market supply and demand, and are generally based on broker or dealer quotations, or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts that are not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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

Deferred compensation and other assets — Our deferred compensation investments, Rabbi Trust assets and investments in common stock of other companies are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

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

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three or nine months ended May 31, 2019.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. As of May 31, 2019, our bank covenants allowed maximum guarantees of $1.0 billion, of which $244.0 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2019.

Note 16        Acquisitions

In December 2018, we exercised our option to acquire the remaining 75% ownership interest in WCD. On March 1, 2019, we completed the acquisition of that 75% ownership interest in WCD. The purchase price was equal to $113.4 million, including $6.7 million that was previously paid and $106.7 million paid on March 1, 2019, net of cash acquired of $8.0 million. WCD is a full-service wholesale distributor of agronomy products headquartered in Willmar, Minnesota, that operates primarily in the United States. Prior to completing this acquisition and through February 28, 2019, we had a 25% ownership interest in WCD, which was accounted for under the equity method of accounting whereby we shared in the economics of WCD's earnings on a pro-rata basis. By acquiring the remaining ownership interest in WCD, we were able to expand our agronomy platform, position ourselves as a leading supply partner to cooperatives and retailers serving growers throughout the United States and add value for our owners. The WCD enterprise value was determined using a discounted cash flow model in which the fair value of the business was estimated based on the earning capacity of WCD. We estimated the fair value of the previously held equity interest to be equal to 25% of the total fair value of WCD, which was implied based on the purchase price we paid for the remaining 75% interest. The acquisition-date fair value of the previous equity interest was $37.8 million and is included in the measurement of the consideration transferred. We recognized a gain of approximately $19.1 million as a result of remeasuring our prior equity interest in WCD held before the acquisition of the remaining 75% interest. The gain is included in other (income) loss in our Consolidated Statements of Operations.

Preliminary allocation of the purchase price for this transaction resulted in goodwill of $61.4 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $47.2 million. As this acquisition is not considered to have a material impact on our financial statements, proforma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our consolidated results of operations. Purchase accounting has not been finalized and preliminary fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$8,033
Current assets	708,764
Property, plant and equipment	44,064
Goodwill	61,358
Intangible assets	47,200
Other non-current assets	55
Liabilities	(718,262)
Total net assets acquired	$151,212

Operating results for WCD are included in our Consolidated Statements of Operations from the day of the acquisition on March 1, 2019, including revenues and income (loss) before income taxes of $255.6 million and $10.5 million, respectively, for the three months ended May 31, 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Restatement

•	Overview

•	Business Strategy

•	Fiscal 2019 Third Quarter Highlights

•	Fiscal 2019 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2018 (including the information presented therein under Risk Factors), as well as the consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Restatement

The accompanying MD&A gives effect to certain adjustments made to our previously reported financial information for the three and nine months ended May 31, 2018. Due to the restatements of these periods, the data set forth in the accompanying MD&A may not be comparable to discussions and data included in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2018.

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

•
Ag - purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties and also serves as a wholesaler and retailer of agronomy products.

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

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, weather or other events may impact this trend. For example, in our Ag segment, our crop nutrients and country operations businesses generally experience higher volumes and income during the fall harvest and spring planting season, which correspond to our first and third fiscal quarters, respectively. Our grain marketing operations are also subject to fluctuations in volume and earnings based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage by our agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, also generally experience higher volumes and profitability during the winter heating and fall crop drying seasons. The graphs below depict the seasonality inherent in our business.

* Income (loss) before income taxes deviated from historical trends during the third quarters of fiscal 2017 and fiscal 2019 as a result of material charges incurred and a combination of factors described in the Fiscal 2019 Third Quarter Highlights below, respectively.

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

Fiscal 2019 Third Quarter Highlights

•
We completed the acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD"), a full-service wholesale distributor of agronomy products headquartered in Willmar, Minnesota, that we did not previously own on March 1, 2019.

•
We completed planned major maintenance (to overhaul, repair, inspect and replace process materials and equipment - referred to in the industry as "turnaround") at our McPherson, Kansas refinery during April and May 2019.

•	Crude run rates at our McPherson, Kansas refinery were less than planned due to an extended start-up period following the turnaround.

•
We continued to experience significant pressure on grain volume and margins due to slow movement of grain related to uncertainty in the grain markets due to unresolved trade issues between the United States and its trading partners.

•
Poor weather conditions, including heavy snow and rainfall, during the spring of 2019 negatively impacted our Ag segment's operations. Severe flooding resulting from the heavy snow and rainfall contributed to railroad delays and a very late planting season, which resulted in increased costs and reduced volumes during the third quarter of fiscal 2019. Further, navigable waterways experienced high, swift water conditions impeding barge traffic, severely affecting our ability to economically supply fertilizer and grains to their associated buyers.

•	Earnings from our equity method investments in CF Nitrogen and Ventura Foods remained strong compared to the prior year.

•	As more fully described in Item 4, we continued dedicating significant internal and external resources as well as executive and board focus to improving our control environment.

Fiscal 2019 Trends Update

Our Ag and Energy businesses operate in cyclical environments. The favorable market conditions experienced by the Energy business during the first half of fiscal 2019, most notably heavy Canadian crude oil prices, returned to more normalized levels during the third quarter of fiscal 2019 and are expected to remain at these levels for the remainder of fiscal 2019. The agricultural industry continues to operate in a challenging environment characterized by lower margins, reduced liquidity and increased leverage that have resulted from reduced commodity prices. In particular, the ethanol industry continues to suffer from excess capacity which has resulted in an overall over supply of product in the market. In addition, trade disputes between the United States and foreign trading partners, particularly those that purchase large quantities of agricultural commodities, are resulting in unpredictable impacts to commodity prices within the agricultural industry now and in the future. We are unable to predict how long the current environment will last or how severe it will ultimately be at this time. In addition to global supply and demand impacts, regional factors, including unfavorable spring weather conditions in much of the agricultural region of the United States, resulted in the closure of certain fertilizer plants and port facilities as a result of flooding that could continue to impact our operations. As a result, we expect our revenues, margins and cash flows from our core operations in our Ag segment to continue to be under pressure, which also will put pressure on the associated asset valuations.

Results of Operations

Consolidated Statements of Operations

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	(As Restated) 2018	2019	(As Restated) 2018
	(Dollars in thousands)
Revenues	$8,497,941	$9,087,328	$23,465,769	$24,099,365
Cost of goods sold	8,274,170	8,841,696	22,343,944	23,398,272
Gross profit	223,771	245,632	1,121,825	701,093
Marketing, general and administrative	183,723	162,424	523,648	490,329
Reserve and impairment charges (recoveries), net	33,804	(3,811)	27,790	(18,944)
Operating earnings (loss)	6,244	87,019	570,387	229,708
(Gain) loss on disposal of business	(2,474)	(124,050)	(3,886)	(131,755)
Interest expense	42,773	49,340	122,950	130,218
Other (income) loss	(30,464)	(15,802)	(65,949)	(54,542)
Equity (income) loss from investments	(65,170)	(59,308)	(173,394)	(137,111)
Income (loss) before income taxes	61,579	236,839	690,666	422,898
Income tax expense (benefit)	6,866	55,219	40,534	(111,863)
Net income (loss)	54,713	181,620	650,132	534,761
Net income (loss) attributable to noncontrolling interests	93	(187)	(758)	(699)
Net income (loss) attributable to CHS Inc.	$54,620	$181,807	$650,890	$535,460

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three and nine months ended May 31, 2019. Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses but not revenue.

Energy Segment Operating Metrics

Our Energy segment operations primarily include our Laurel, Montana and McPherson, Kansas refineries, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019*	2018	2019	2018
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	73,344	69,410	90,261	84,378
All other crude oil	31,043	61,712	53,733	63,341
Other feedstocks and blendstocks	1,402	16,123	9,859	18,145
Total refinery throughput volumes	105,789	147,245	153,853	165,864
Refined fuel yields
Gasolines	46,457	75,137	71,269	84,475
Distillates	45,508	56,170	64,930	64,015
* Refinery throughput volumes and refined fuel yields for the three months ended May 31, 2019, were lower as a result of the turnaround at our McPherson, Kansas refinery during April and May 2019.

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

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (e.g., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (e.g., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of global refined product markets. Supply and demand in the global and North American refined product markets resulted in increased crack spreads during the third quarter of fiscal 2019 compared to the same period of the prior year; however, these same factors also drove a significant decrease to the WCS differential. The table below provides information about the average market reference prices and differentials that impact our Energy segment.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	2018	2019	2018
Market indicators
West Texas Intermediate (WTI) crude oil (dollars per barrel)	$61.00	$67.04	$59.55	$61.16
WTI - Western Canadian Select (WCS) crude oil differential (dollars per barrel)	$9.67	$23.27	$22.80	$18.12
Group 3 2:1:1 crack spread (dollars per barrel)*	$21.65	$18.08	$18.88	$19.04
Group 3 5:3:2 crack spread (dollars per barrel)*	$21.18	$17.53	$17.61	$18.41
D6 ethanol RIN (dollars per RIN)	$0.1586	$0.3768	$0.1653	$0.6378
D4 ethanol RIN (dollars per RIN)	$0.3748	$0.6219	$0.4237	$0.8243
* Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains States.

Income (Loss) Before Income Taxes by Segment

Energy

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$1,259	$94,070	$(92,811)	(98.7)%	$540,305	$238,976	$301,329	126.1%

The following table and commentary present the primary reasons for the changes in IBIT for the Energy segment for the three and nine months ended May 31, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31	Nine Months Ended May 31
	(Dollars in thousands)
Volume	$(5,149)	$(3,283)
Price	(22,592)	382,441
Transportation, retail and other	1,619	(497)
Non-gross profit related activity+	(66,689)	(77,332)
Total change in Energy IBIT	$(92,811)	$301,329
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), interest expense, other income (loss) and equity income (loss) from investments sections of this Results of Operations.

Comparison of Energy segment IBIT for the three months ended May 31, 2019, and 2018

The $92.8 million decrease in Energy segment IBIT reflects the following:

•
The impact associated with the turnaround at our McPherson, Kansas refinery during April and May 2019. Because a turnaround necessitates an extended shutdown of the refinery, we must purchase refined products from third parties (at market prices) to offset the decrease in production and meet customer demand, which results in lower margins in our refined fuels business. The decreased IBIT related to the McPherson, Kansas refinery turnaround was partially offset by increased IBIT at our Laurel, Montana refinery following a turnaround during May 2018 that did not reoccur during the current fiscal year.

•
Less advantageous market conditions in our refined fuels business compared to the same period during the prior year, primarily driven by increased pricing experienced on heavy Canadian crude oil which is processed by our refineries. The increased crude oil pricing was partially offset by improved crack spreads, as well as a hedging loss incurred during the third quarter of fiscal 2018 that did not reoccur during the third quarter of fiscal 2019 and decreased renewable energy credit costs.

•
Gains totaling $65.9 million recorded in other income in connection with the sale of certain assets during the third quarter of fiscal 2018, including the sale of 34 Zip Trip stores located in the Pacific Northwest, United States ("Pacific Northwest") and the sale of the Council Bluffs pipeline and refined fuels terminal in Council Bluffs, Iowa, that did not reoccur during the current year.

Comparison of Energy segment IBIT for the nine months ended May 31, 2019, and 2018

The $301.3 million increase in Energy segment IBIT reflects the following:

•
Improved market conditions in our refined fuels business, primarily driven by favorable pricing on heavy Canadian crude oil which is processed by our refineries. The favorable crude oil pricing, as well as decreased hedging losses and decreased renewable energy credit costs, contributed to a $314.4 million IBIT increase.

•
Manufacturing changes within our Energy business have allowed us to benefit from certain federal excise tax credits. Following the resolution of the underlying gain contingencies associated with the tax credits during the second quarter of fiscal 2019, a gain of $80.8 million was recognized primarily as a reduction of cost of goods sold ("COGS") in our Consolidated Statements of Operations.

•
The increased IBIT resulting from improved market conditions in our refined fuels business was partially offset by the turnaround at our McPherson, Kansas refinery during April and May 2019. The decreased IBIT related to the

McPherson, Kansas refinery turnaround was partially offset by increased IBIT at our Laurel, Montana refinery following a turnaround during May 2018 that did not reoccur during the current fiscal year.

•
The increases to IBIT were also partially offset by decreased margins for other energy products, as well as gains totaling $65.9 million recorded in other income in connection with the sale of certain assets during fiscal 2018, including the sale of 34 Zip Trip stores located in the Pacific Northwest and the sale of the Council Bluffs pipeline and refined fuels terminal in Council Bluffs, Iowa, that did not reoccur during the current year.

Ag

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$21,112	$60,100	$(38,988)	(64.9)%	$39,031	$81,720	$(42,689)	(52.2)%

The following table and commentary present the primary reasons for the changes in IBIT for the Ag segment for the three and nine months ended May 31, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31	Nine Months Ended May 31
	(Dollars in thousands)
Volume	$5,063	$28,701
Price	(2,948)	5,490
Non-gross profit related activity+	(41,103)	(76,880)
Total change in Ag IBIT	$(38,988)	$(42,689)
+ See commentary related to these changes in the marketing, general and administrative expenses, reserve and impairment charges (recoveries), gain (loss) on disposal of business, interest expense, other income (loss) and equity income (loss) from investments sections of this Results of Operations.

Comparison of Ag segment IBIT for the three months ended May 31, 2019, and 2018

The $39.0 million decrease in Ag segment IBIT reflects the following:

•
A combination of higher non-gross profit related expenses contributed to a $41.1 million IBIT decrease, primarily related to increased reserve and impairment charges in connection with certain loan loss reserves associated with the challenging agricultural environment in our country operations business, including the impact of an out of period adjustment recorded during the period increasing reserve and impairment charges (recoveries), net by $29.5 million. Increased marketing, general and administrative costs also contributed to the IBIT decrease; however, these decreases were partially offset by a $19.1 million gain recognized in connection with the acquisition of the remaining 75% ownership interest in WCD during the third quarter of fiscal 2019.

•
Poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural regions of the United States and continuing global trade tensions between the United States and foreign trading partners have resulted in generally decreased margins and volumes across most of our Ag segment.

•
The decreased IBIT across much of the Ag segment was offset by increased volumes associated with certain agronomy products, which was primarily attributable to a $10.5 million increase of IBIT that resulted from the acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included in the comparable period of the prior year.

Comparison of Ag segment IBIT for the nine months ended May 31, 2019, and 2018

The $42.7 million decrease in Ag segment IBIT reflects the following:

•
A combination of higher non-gross profit related expenses contributed to a $76.9 million IBIT decrease, primarily related to increased reserve and impairment charges in connection with certain loan loss reserves associated with the challenging agricultural environment in our country operations business, including the impact of an out of period adjustment recorded during the period increasing reserve and impairment charges (recoveries), net by $25.5 million. Increased marketing, general and administrative costs also contributed to the IBIT decrease; however, these decreases were partially offset by a $19.1 million gain recognized in connection with the acquisition of the remaining 75% ownership interest in WCD during the third quarter of fiscal 2019.

•
Poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural regions of the United States and continuing global trade tensions between the United States and foreign trading partners have resulted in generally decreased margins and volumes across most of our Ag segment.

•
The decreased IBIT across much of the Ag segment was partially offset by increased volumes associated with certain agronomy products, which was attributable to a $10.5 million increase of IBIT that resulted from the acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included in the comparable period of the prior year.

All Other Segments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$20,178	$18,808	$1,370	7.3%	$54,569	$29,004	$25,565	88.1%
Corporate and Other IBIT	$19,030	$63,861	$(44,831)	(70.2)%	$56,761	$73,198	$(16,437)	(22.5)%
* See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of All Other Segments IBIT for the three and nine months ended May 31, 2019, and 2018

Our Nitrogen Production segment IBIT increased as a result of significantly higher equity method income from our investment in CF Nitrogen during fiscal 2019, which is attributed to increased market pricing of urea and urea ammonium nitrate ("UAN"), which are produced and sold by CF Nitrogen. Corporate and Other IBIT decreased primarily as a result of a $58.2 million gain in Corporate and Other associated with the sale of CHS Insurance during the nine months ended May 31, 2018, that did not reoccur during the current year. The decreases to Corporate and Other IBIT were partially offset by higher earnings from our investment in Ventura Foods and increased interest revenue from our financing business.

Revenues by Segment

Energy

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,738,045	$1,885,131	$(147,086)	(7.8)%	$5,374,110	$5,496,076	$(121,966)	(2.2)%

The following table and commentary present the primary reasons for the changes in revenues for the Energy segment for the three and nine months ended May 31, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31	Nine Months Ended May 31
	(Dollars in thousands)
Volume	$(68,752)	$(438)
Price	(61,702)	(10,102)
Transportation, retail and other	(16,632)	(111,426)
Total change in Energy revenues	$(147,086)	$(121,966)

Comparison of Energy segment revenues for the three months ended May 31, 2019, and 2018

The $147.1 million decrease in Energy segment revenues reflects the following:

•
Decreased selling prices and volumes for refined fuels contributed to $40.6 million and $87.2 million decreases of revenues, respectively. The decreased selling prices were driven by global market conditions and the decreased volumes were attributed primarily to poor weather conditions, including heavy snow and rainfall, during the spring of 2019 that have delayed spring planting of crops across much of the agricultural region of the United States, lowering demand for our diesel products.

•
Decreased selling prices for propane also contributed to a $23.0 million decrease of revenues; however, the decrease was mostly offset by a 20% volume increase of propane that contributed to a $22.3 million increase of revenues.

•
Other revenues decreased primarily as a result of the impact of applying new revenue recognition guidance under ASC Topic 606 during fiscal 2019 compared to previous guidance during the comparable period of the prior year, which resulted in a $14.2 million decrease of revenues due to certain contracts being recognized on a net basis rather than a gross basis.

Comparison of Energy segment revenues for the nine months ended May 31, 2019, and 2018

The $122.0 million decrease in Energy segment revenues reflects the following:

•
Transportation, retail and other revenues decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest, that were sold during the third quarter of fiscal 2018. Revenues for these stores were included in the results during the nine months ended May 31, 2018, but were not present in the nine months ended May 31, 2019.

•
Other revenues also decreased as a result of the impact of applying new revenue recognition guidance under ASC Topic 606 during fiscal 2019 compared to previous guidance during the comparable period of the prior year, which resulted in a $36.9 million decrease of revenues due to certain contracts being recognized on a net basis rather than a gross basis.

•
The net impact of price and volume changes associated with other energy products, including decreased propane selling prices that contributed to an $87.7 million decrease of revenues and decreased volumes of refined fuels and lubricants, which contributed to $20.6 million and $15.2 million decreases of revenues, respectively. These decreases were partially offset by increased refined fuels selling prices that contributed to a $72.9 million increase of revenues and increased propane volumes that contributed to a $35.3 million increase of revenues.

Ag

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,745,115	$7,189,532	$(444,417)	(6.2)%	$18,045,057	$18,563,455	$(518,398)	(2.8)%

The following table and commentary present the primary reasons for the changes in revenues for the Ag segment for the three and nine months ended May 31, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31	Nine Months Ended May 31
	(Dollars in thousands)
Volume	$(1,015,967)	$(244,663)
Price	571,550	(273,735)
Total change in Ag revenues	$(444,417)	$(518,398)

Comparison of Ag segment revenues for the three months ended May 31, 2019, and 2018

The $444.4 million decrease in Ag segment revenues reflects the following:

•
A 19% decrease of grain and oilseed volumes contributed to an $856.7 million decrease of revenues, which was partially offset by increased grain and oilseed prices that contributed to a $418.7 million increase of revenues. The decreased volumes and increased prices have resulted from a combination of poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners.

•
A 27% volume decrease of feed and farm supplies contributed to decreased revenues of $305.0 million, which was partially offset by price increases that contributed to a $162.2 million increase of revenues. The decreased volumes and increased prices during the third quarter of fiscal 2019 resulted primarily from poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States that has prevented and delayed planting of crops, impacting the mix and timing of products sold.

•
Decreased prices and an 8% volume decrease associated with renewable fuels contributed to decreased revenues of $23.1 million and $27.7 million, respectively. Although ethanol demand has remained relatively stable in North America, margins and underlying prices have remained under pressure for most of fiscal 2019 as ethanol production and inventory supplies have remained at high levels.

•
The decreased revenues across much of the Ag segment were partially offset by increased volumes and prices associated with certain agronomy products and processing and food ingredients, most of which was attributable to a $255.6 million increase of revenues that resulted from the acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included the comparable period of the prior year.

Comparison of Ag segment revenues for the nine months ended May 31, 2019, and 2018

The $518.4 million decrease in Ag segment revenues reflects the following:

•
Decreased prices and a 4% decrease of grain and oilseed volumes contributed to $40.5 million and $520.4 million decreases of revenues, respectively. The decreased prices and volumes have resulted from a combination of poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners.

•
Decreased prices for feed and farm supplies contributed to decreased revenues of $202.5 million, which was partially offset by a 4% volume increase that contributed to a $72.4 million increase of revenues. The decreased prices and increased year-to-date volumes have resulted primarily from the poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States that have prevented and delayed planting of crops, impacting the mix and timing of products sold.

•
Decreased prices and a 2% volume decrease associated with renewable fuels contributed to decreased revenues of $96.9 million and $25.7 million, respectively. Although ethanol demand has remained relatively stable in North America, margins and underlying prices have remained under pressure for most of fiscal 2019 as ethanol production and inventory supplies have remained at high levels.

•
The decreased revenues across much of the Ag segment were partially offset by increased volumes and margins associated with certain agronomy products and processing and food ingredients, most of which was attributable to a $255.6 million increase of revenues that resulted from the acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included the comparable period of the prior year.

All Other Segments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$14,781	$12,665	$2,116	16.7%	$46,602	$39,834	$6,768	17.0%
* Our Nitrogen Production reportable segment represents an equity method investment, and as such records earnings and allocated expenses, but not revenues.

Comparison of All Other Segments revenues for the three and nine months ended May 31, 2019, and 2018

There were no significant changes in Corporate and Other revenues during the three or nine months ended May 31, 2019, or 2018; however, for those changes that did occur, higher interest income associated with our financing business was the driver.

Cost of Goods Sold by Segment

Energy

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,693,613	$1,814,578	$(120,965)	(6.7)%	$4,692,910	$5,193,537	$(500,627)	(9.6)%

The following table and commentary present the primary reasons for the changes in COGS for the Energy segment for the three and nine months ended May 31, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31	Nine Months Ended May 31
	(Dollars in thousands)
Volume	$(63,603)	$2,845
Price	(39,110)	(392,543)
Transportation, retail and other	(18,252)	(110,929)
Total change in Energy cost of goods sold	$(120,965)	$(500,627)

Comparison of Energy segment COGS for the three months ended May 31, 2019, and 2018

The $121.0 million decrease in Energy segment COGS reflects the following:

•
Decreased refined fuels costs and volumes contributed to $20.0 million and $84.0 million decreases of COGS, respectively. The decreased costs were driven by global market conditions and the decreased volumes were attributed primarily to poor weather conditions that have delayed spring planting of crops across much of the agricultural region of the United States, lowering demand for our diesel products.

•	Decreased propane costs also contributed to a $20.8 million decrease of COGS; however, the decrease was offset by a 20% volume increase of propane that contributed to a $23.5 million increase of COGS.

•
Other COGS decreased primarily as a result of the impact of applying new revenue recognition guidance under ASC Topic 606 during fiscal 2019 compared to previous guidance during the comparable period of the prior year, which resulted in a $14.2 million decrease of COGS due to certain contracts being recognized on a net basis rather than a gross basis.

Comparison of Energy segment COGS for the nine months ended May 31, 2019, and 2018

The $500.6 million decrease in Energy segment COGS reflects the following:

•
Decreased refined fuels costs and volumes contributed to $241.5 million and $19.5 million decreases of COGS, respectively. The decreased costs for refined fuels was driven primarily by favorable pricing on heavy Canadian crude oil which is processed by our refineries, as well as hedging gains and decreased renewable energy credit costs. The decreased volumes were attributed primarily to poor weather conditions that have delayed spring planting of crops across much of the agricultural region of the United States, lowering demand for our diesel products.

•
Decreased refined propane costs contributed to a $76.7 million decrease of COGS; however, the decrease was partially offset by a 5% volume increase of propane that contributed to a $34.4 million increase of COGS.

•
A gain of $80.8 million recognized as a reduction of COGS in our Consolidated Statements of Operations during the second quarter of fiscal 2019 that resulted from manufacturing changes in our Energy business that have allowed us to benefit from certain federal excise tax credits.

•
Transportation, retail and other COGS decreased primarily as a result of the sale of 34 Zip Trip stores located in the Pacific Northwest that were sold during the third quarter of fiscal 2018. Costs associated with these stores were included in the results during the nine months ended May 31, 2018 but were not present in the nine months ended May 31, 2019.

•
Other COGS also decreased as a result of the impact of applying new revenue recognition guidance under ASC Topic 606 during fiscal 2019 compared to previous guidance during the comparable period of the prior year, which resulted in a $36.9 million decrease of COGS due to certain contracts being recognized on a net basis rather than a gross basis.

Ag

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,580,901	$7,027,433	$(446,532)	(6.4)%	$17,653,970	$18,206,559	$(552,589)	(3.0)%

The following table and commentary present the primary reasons for the changes in COGS for the Ag segment for the three and nine months ended May 31, 2019, compared to the prior year:

	Year-Over-Year Change
	Three Months Ended May 31	Nine Months Ended May 31
	(Dollars in thousands)
Volume	$(1,021,030)	$(273,364)
Price	574,498	(279,225)
Total change in Ag cost of goods sold	$(446,532)	$(552,589)

Comparison of Ag segment COGS for the three months ended May 31, 2019, and 2018

The $446.5 million decrease in Ag segment COGS reflects the following:

•
A 19% decrease of grain and oilseed volumes contributed to a $857.1 million decrease of COGS, which was partially offset by increased grain and oilseed costs that contributed to a $426.9 million increase of COGS. The decreased volumes and increased costs resulted from a combination of poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners.

•
A 27% volume decrease associated with feed and farm supplies contributed to decreased COGS of $286.5 million, which was partially offset by increased feed and farm supplies costs that contributed to a $114.1 million increase of COGS. The volumes and increased costs resulted primarily from the poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States that has prevented and delayed planting of crops, impacting the mix and timing of products sold.

•
Decreased costs and an 8% volume decrease associated with renewable fuels contributed to decreased COGS of $17.4 million and $27.0 million, respectively. Although ethanol demand has remained relatively stable in North America, margins have remained under pressure for most of the third quarter of fiscal 2019 as ethanol production and inventory supplies remained at high levels.

•
The decreased COGS across much of the Ag segment was partially offset by increased volumes and costs associated with certain agronomy products and processing and food ingredients, most of which was attributable to an increase of COGS that resulted from the acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included the comparable period of the prior year.

Comparison of Ag segment COGS for the nine months ended May 31, 2019, and 2018

The $552.6 million decrease in Ag segment COGS reflects the following:

•
Decreased costs and a 4% decrease of grain and oilseed volumes contributed to $46.4 million and $517.7 million decreases of COGS, respectively. The decreased costs and volumes for grain and oilseed resulted from a combination of poor weather conditions, including heavy snow and rainfall, during the spring of 2019 across the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners.

•
Decreased costs of feed and farm supplies contributed to decreased COGS of $199.5 million, which was partially offset by a 4% volume increase that contributed to a $66.2 million increase of COGS. The decreased costs and increased year-to-date volumes resulted primarily from the poor weather conditions, including heavy snow and rainfall, during the spring of 2019 in the agricultural region of the United States that has prevented and delayed planting of crops, impacting the mix and timing of products sold.

•
Decreased costs and a 2% volume decrease associated with renewable fuels contributed to decreased COGS of $74.6 million and $25.1 million, respectively. Although ethanol demand has remained relatively stable in North America, margins have remained under pressure for most of fiscal 2019 as ethanol production and inventory supplies remained at high levels.

•
The decreased COGS across much of the Ag segment was partially offset by increased volumes and costs associated with certain agronomy products and processing and food ingredients, most of which was attributable to an increase of COGS that resulted from the acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included the comparable period of the prior year.

All Other Segments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,076	$(251)	$1,327	NM*	$1,537	$1,101	$436	NM*
Corporate and Other COGS	$(1,420)	$(64)	$(1,356)	NM*	$(4,473)	$(2,925)	$(1,548)	NM*
* NM - Not Meaningful

Comparison of All Other Segments COGS for the three and nine months ended May 31, 2019, and 2018

There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during the three or nine months ended May 31, 2019, and 2018.

Marketing, General and Administrative Expenses

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$183,723	$162,424	$21,299	13.1%	$523,648	$490,329	$33,319	6.8%

Comparison of marketing, general and administrative expenses for the three and nine months ended May 31, 2019, and 2018

The increases in marketing, general and administrative expenses during the three and nine months ended May 31, 2019, compared to the comparable period of the prior year, were primarily due to increased annual incentive compensation resulting from improved earnings for the nine months ended May 31, 2019, and increased consulting and outside service fees associated with ongoing internal controls strengthening efforts in response to prior material weakness determinations.

Reserve and Impairment Charges (Recoveries), net

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Reserve and impairment charges (recoveries), net	$33,804	$(3,811)	$37,615	987.0%	$27,790	$(18,944)	$46,734	246.7%

Comparison of reserve and impairment charges (recoveries), net for the three and nine months ended May 31, 2019, and 2018

The increased reserve and impairment charges during the three and nine months ended May 31, 2019, related to increased loan loss reserves associated with the challenging agricultural environment in our country operations business, including the impact of an out of period adjustment recorded during the period increasing reserve and impairment charges (recoveries), net by $29.5 million and $25.5 million during the three and nine month periods ended May 31, 2019, respectively. Additionally, the increase was also the result of recoveries of previously written-off assets during the prior year, including assets that were sold and loan loss reserves, that did not reoccur during the current year.

Gain (Loss) on Disposal of Business

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Gain (loss) on disposal of business	$2,474	$124,050	$(121,576)	(98.0)%	$3,886	$131,755	$(127,869)	(97.1)%

Comparison of gain (loss) on disposal of business for the three and nine months ended May 31, 2019, and 2018

The decrease in gain (loss) on disposal of business is primarily attributable to gains recognized on the sale of certain assets during the third quarter of fiscal 2018, including a $65.9 million gain recorded in our Energy segment associated with the sale of 34 Zip Trip stores located in the Pacific Northwest and the sale of the Council Bluffs pipeline and refined fuels terminal in Council Bluffs, Iowa, and a $58.2 million gain in Corporate and Other associated with the sale of CHS Insurance, that did not reoccur during the current year.

Interest Expense

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Interest expense	$42,773	$49,340	$(6,567)	(13.3)%	$122,950	$130,218	$(7,268)	(5.6)%

Comparison of interest expense for the three and nine months ended May 31, 2019, and 2018

Interest expense did not change significantly during the three or nine months ended May 31, 2019; however, the decreased interest expense resulted from changes to the average outstanding debt balances and interest rates during the first nine months of fiscal 2019.

Other Income (Loss)

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Other income (loss)	$30,464	$15,802	$14,662	92.8%	$65,949	$54,542	$11,407	20.9%

Comparison of other income (loss) for the three and nine months ended May 31, 2019, and 2018

Other income (loss) increased primarily as a result of a gain of $19.1 million recognized in connection with the acquisition of the remaining 75% ownership interest in WCD during the third quarter of fiscal 2019. The gain resulted from the remeasurement of our prior equity interest in WCD held before the acquisition of the remaining 75% interest and was partially offset by decreased interest income.

Equity Income (Loss) from Investments

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Equity income (loss) from investments*	$65,170	$59,308	$5,862	9.9%	$173,394	$137,111	$36,283	26.5%
* See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Comparison of equity income (loss) from investments for the three months ended May 31, 2019, and 2018

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. Equity income (loss) from investments increased during the three months ended May 31, 2019, primarily due to higher equity income associated with our equity method investments in CF Nitrogen and Ventura Foods, which increased by approximately $6.3 million and $7.8 million, respectively. These increases were driven by improved urea and UAN pricing for CF Nitrogen and improved product margins and volumes for Ventura Foods. The increased equity income from CF Nitrogen and Ventura Foods was partially offset by lower equity income from various other equity method investments, including a $6.5 million decrease following the acquisition of the remaining 75% ownership interest in WCD during the third quarter of fiscal 2019, which was previously accounted for as an equity method investment.

Comparison of equity income (loss) from investments for the nine months ended May 31, 2019, and 2018

Equity income (loss) from investments increased during the nine months ended May 31, 2019, primarily due to higher equity income associated with our equity method investments in CF Nitrogen and Ventura Foods, which increased by approximately $38.4 million and $22.2 million, respectively. These increases were driven by improved urea and UAN pricing for CF Nitrogen and improved product margins and volumes for Ventura Foods. The increased equity income from CF Nitrogen and Ventura Foods was partially offset by lower equity income from various other equity method investments, including a $7.0 million decrease following the acquisition of the remaining 75% ownership interest in WCD during the third quarter of fiscal 2019, which was previously accounted for as an equity method investment.

Income Tax Expense (Benefit)

	For the Three Months Ended May 31,		Change		For the Nine Months Ended May 31,		Change
	2019	(As Restated) 2018	Dollars	Percent	2019	(As Restated) 2018	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$6,866	$55,219	$(48,353)	(87.6)%	$40,534	$(111,863)	$152,397	136.2%

Comparison of income tax expense (benefit) for the three months ended May 31, 2019, and 2018

During the three months ended May 31, 2019, we had a significant decrease of income tax expense when compared to the same period of the prior fiscal year as a result of decreased taxable income during the third quarter of fiscal 2019. The effective tax rates for the three months ended May 31, 2019, and May 31, 2018, were equal to 11.1% and 23.3%, respectively. The federal and state statutory rates applied to nonpatronage business activity were 24.6% and 29.4% for the three months ended May 31, 2019, and 2018, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

Comparison of income tax expense (benefit) for the nine months ended May 31, 2019, and 2018

During the nine months ended May 31, 2019, we had a significant increase of income tax expense when compared to the same period of the prior fiscal year as a result of the decrease in annual statutory federal corporate tax rate that occurred during the second quarter of fiscal 2018 which did not reoccur during the second quarter of fiscal 2019. The effective tax rate for the nine months ended May 31, 2019, was equal to 5.9%, compared to significant income tax benefits recognized during the nine months ended May 31, 2018. The federal and state statutory rates applied to nonpatronage business activity were 24.6% and 29.4% for the nine months ended May 31, 2019, and 2018, respectively. The income taxes and effective tax rate vary each year based upon profitability and nonpatronage business activity during each of the comparable years.

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

On May 31, 2019, we had working capital, defined as current assets less current liabilities, of $828.4 million and a current ratio, defined as current assets divided by current liabilities, of 1.1 compared to working capital of $759.0 million and a current ratio of 1.1 on August 31, 2018. On May 31, 2018, we had working capital of $420.9 million and a current ratio of 1.1 compared to working capital of $148.6 million and a current ratio of 1.0 on August 31, 2017.

As of May 31, 2019, we had cash and cash equivalents of $155.3 million, total equities of $8.4 billion, long-term debt (including current maturities) of $1.9 billion and notes payable of $2.8 billion. Our capital allocation priorities include paying our dividends, maintaining the safety and compliance of our operations, returning cash to our member-owners in the form of cash patronage and equity redemptions, paying down debt and taking advantage of strategic investment opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. These opportunities include reducing operating expenses, deploying and/or financing working capital more efficiently and identifying and disposing of nonstrategic or underperforming assets. We believe that cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

Fiscal 2019 and 2018 Activity

We have a receivables and loans securitization facility (the "Securitization Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries (the "Originators") sell trade accounts and notes receivable (the "Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, which is accounted for as a secured borrowing. During the period from July 2017 through an amendment of the Securitization Facility in June 2018, CHS accounted for Receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860, Transfers and Servicing, and the Receivables sold were derecognized from our Consolidated Balance Sheets. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility was amended on June 27, 2019, to extend its termination date to June 26, 2020, which termination date may be further extended.

On September 4, 2018, we entered into a repurchase facility (the "Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, the Company is able to borrow up to $150 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of May 31, 2019, the outstanding balance under the Repurchase Facility was $150 million.

Cash Flows

The following table presents summarized cash flow data for the nine months ended May 31, 2019, and 2018:

			Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$129,911	$(194,418)	$324,329	166.8%
Net cash provided by (used in) investing activities	(592,490)	(71,787)	(520,703)	(725.3)%
Net cash provided by (used in) financing activities	174,343	573,860	(399,517)	(69.6)%
Effect of exchange rate changes on cash and cash equivalents	(382)	1,030	(1,412)	(137.1)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(288,618)	$308,685	$(597,303)	(193.5)%

Comparison of cash flows for the nine months ended May 31, 2019, and 2018

The $324.3 million decrease in cash used in operating activities reflects increased net income and a reduction of inventories related to corn and soybeans as a result of trade disputes between the United States and foreign trade partners.

The $520.7 million increase in cash used in investing activities reflects the following:

•	The acquisition of the remaining 75% ownership interest in WCD during the third quarter of fiscal 2019.

•	Planned major maintenance at our McPherson, Kansas refinery during the third quarter of fiscal 2019.

•
Higher cash receipts in the prior year from the sale of certain assets, including the sale of our primary corporate office building in Inver Grove Heights, Minnesota, in the first quarter of fiscal 2018, which was subsequently leased back to us.

•	Increased acquisitions of property, plant and equipment.

The $399.5 million decrease in cash from financing activities reflects lower cash needs that resulted in reduced net borrowings from our lines of credit and long term-debt facilities, $75.7 million of cash patronage paid and higher equity redemptions paid during fiscal 2019.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures, major repairs, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2019:

•
Capital expenditures. We expect total capital expenditures for fiscal 2019 to be approximately $628.3 million, compared to capital expenditures of $355.4 million in fiscal 2018. Included in the capital expenditures for fiscal 2019 is approximately $137.1 million for the acquisition of property, plant and equipment at our Laurel, Montana and McPherson, Kansas, refineries and approximately $118.0 million for selective growth capital investments. During the nine months ended May 31, 2019, we acquired property, plant and equipment of $278.6 million. In March 2019, we acquired the remaining 75% ownership interest in WCD for $106.7 million, net of cash acquired, which is included in our Ag segment. This acquisition deepens our presence in the agronomy products market and is headquartered in Willmar, Minnesota. See Note 16, Acquisitions, of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

•
Major repairs. Refineries have planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to as "turnaround") that typically occurs for a five-to-six-week period every 2-5 years. Our McPherson, Kansas, refinery finished their planned maintenance of approximately $220.0 million during the third quarter of fiscal 2019, all of which has been capitalized as of May 31, 2019.

•
Debt and interest. During the nine months ended May 31, 2019, we repaid $20 million of scheduled long-term debt maturities. We have scheduled long-term debt maturities of approximately $142 million during the remainder of fiscal 2019.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at May 31, 2019. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2019.

•
Patronage and equity redemptions. We expect total equity redemptions of approximately $85.0 million be distributed in fiscal 2019 and to be in the form of qualified and non-qualified equity owned by individual producer members and associations. During the nine months ended May 31, 2019, we distributed cash patronage of $75.7 million and redeemed $76.4 million of member equity.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. Our primary line of credit is a five-year, unsecured revolving credit facility with a committed amount of $3.0 billion that expires in September 2020, which is expected to be renewed during the fourth quarter of fiscal 2019. The following table summarizes our primary lines of credit as of May 31, 2019:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	Fiscal Year	(Dollars in thousands)
Committed Five-Year Unsecured Facility	2021	$3,000,000	$902,000	LIBOR or Base Rate + 0.00% to 1.45%
Uncommitted Bilateral Facilities	2019	615,000	615,000	LIBOR or Base Rate + 0.00% to 1.05%

In addition to our primary revolving lines of credit, we have a three-year $315.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary in Brazil. CHS Agronegocio uses the facility, which expires in April 2020, to finance its working capital needs related to its purchases and sales of grains, fertilizers and other agricultural products. As of May 31, 2019, the outstanding balance under the facility was $20.0 million.

In addition to our uncommitted bilateral facilities above, as of May 31, 2019, our wholly-owned subsidiaries, CHS Europe S.a.r.l and CHS Agronegocio, had uncommitted lines of credit with $288.4 million outstanding. In addition, our other international subsidiaries had lines of credit with a total of $130.2 million outstanding as of May 31, 2019, of which $11.6 million was collateralized.

On May 31, 2019, and August 31, 2018, we had total short-term indebtedness outstanding on these various primary and other facilities, as well as other miscellaneous short-term notes payable, totaling $2.0 billion and $1.4 billion, respectively.

Long-term Debt Financing

The following table presents summarized long-term debt data (including current maturities) as of May 31, 2019, and August 31, 2018:

	May 31, 2019	August 31, 2018
	(Dollars in thousands)
Private placement debt	$1,503,766	$1,510,547
Bank financing	366,000	366,000
Capital lease obligations	22,341	25,280
Other notes and contract payable	29,531	32,607
Deferred financing costs	(3,711)	(4,179)
	$1,917,927	$1,930,255

CHS Capital Financing

For a description of the Securitization Facility, see above in Fiscal 2019 and 2018 Activity.

CHS Capital has available credit under master participation agreements with several counterparties. Borrowings under these agreements are accounted for as secured borrowings and bear interest at variable rates ranging from 3.88% to 4.43% as of May 31, 2019. As of May 31, 2019, the total funding commitment under these agreements was $42.0 million, of which $20.1 million was borrowed.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. The total outstanding commitments under the primary program totaled $120.5 million as of May 31, 2019, of which $40.2 million was borrowed under these commitments with an interest rate of 3.7%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.4% as of May 31, 2019, and are due upon demand. Borrowings under these notes totaled $26.9 million as of May 31, 2019.

Covenants

Our long-term debt is unsecured; however, restrictive covenants under various debt agreements have requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2019. Based on our current 2019 projections, we expect continued covenant compliance in the near term.

In September 2015, we amended all outstanding notes to conform the financial covenants applicable thereto to those of our amended and restated five-year, unsecured, revolving credit facility. The amended notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than a ratio of 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the nine months ended May 31, 2019, and 2018, our ratio of funded debt to consolidated cash flow remained below 3.0 to 1.0.

Patronage and Equity Redemptions

In accordance with our bylaws and upon approval by our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year. Patronage earnings for the year ended August 31, 2018, were distributed during the nine months ended May 31, 2019, including the $75.7 million cash portion of this distribution. For the year ended August 31, 2017, our Board of Directors authorized only non-qualified distributions and no cash patronage was distributed during the nine months ended May 31, 2018.

In accordance with authorization from our Board of Directors, we expect total equity redemptions related to the year ended August 31, 2018, that will be distributed in fiscal 2019, to be approximately $85.0 million and to be in the form of qualified and non-qualified equity owned by individual producer members and associations. During the nine months ended May 31, 2019, $76.4 million of that amount was redeemed in cash, compared to $6.4 million redeemed in cash during the nine months ended May 31, 2018.

Preferred Stock

The following is a summary of our outstanding preferred stock as of May 31, 2019, all shares of which are listed on the Global Select Market of Nasdaq:

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
Dividends paid on our preferred stock during each of the nine months ended May 31, 2019, and 2018, were $126.5 million.

Off-Balance Sheet Financing Arrangements

Operating Leases

Our minimum future lease payments required under noncancelable operating leases presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the nine months ended May 31, 2019.

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2019, our bank covenants allowed maximum guarantees of $1.0 billion, of which $244.0 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2019.

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

Contractual Obligations

Our contractual obligations presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the nine months ended May 31, 2019.

Critical Accounting Policies

Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2018, have not materially changed during the nine months ended May 31, 2019.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2019, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of May 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting disclosed within Management's Annual Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended August 31, 2018.

Status of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Remediation Actions Taken During Previous Periods

The following remediation efforts were taken during previous periods:

•
Formed a steering committee consisting of senior finance, legal, information technology ("IT"), operational and human resources leaders who are charged with overseeing the design and implementation of remediation plans and who operate under the oversight of the Audit Committee of our Board of Directors ("Audit Committee").

•
Engaged outside consultants who are recognized experts in the areas of internal controls, technical accounting, IT systems, process improvement, IT user access controls in identified key systems and project management to assist management in re-evaluating the design of internal controls and accounting processes.

•	Completed the development of detailed remediation plans in response to each of the material weaknesses previously identified and began executing those plans.

•	Revised and issued new policies related to the preparation and review of journal entries and account reconciliations and drafted a new segregation of duties policy.

•	Completed trainings by the end of January 2019, by division, on the newly revised and issued policies on proper preparation and approval of account reconciliations and journal entries.

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

•
Enhanced and supplemented the Grain Marketing finance, IT and accounting team by increasing the number of roles, reassigning responsibilities, and established a plan for the hiring additional individuals with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization.

Remediation Actions Taken During the Quarter Ended May 31, 2019

The following remediation efforts were taken during the quarter ended May 31, 2019:

•
Held bi-weekly steering committee meetings consisting of senior finance, legal, IT, operational and human resources leaders to oversee the design and implementation of remediation plans. At each of its meetings, the Audit Committee has conducted oversight reviews of the status and progress of the remediation.

•
Retained and utilized expertise and resources provided by outside consultants and service providers, including consideration and implementation of recommendations provided in relation to internal controls, technical accounting, process improvements, project management and IT user access controls identified in key systems.

•	Continued developing, executing and monitoring of detailed remediation plans in response to each of the material weaknesses previously identified.

•	Monitored and evaluated employee performance in accordance the revised and new policies related to the preparation and review of journal entries and account reconciliations.

•
Monitored the performance of a special employee task force assigned to consider how to effectively remediate the material weaknesses relating to intercompany accounts, including the implementation and execution of new controls designed to ensure that all intercompany transactions are properly identified as intercompany/non-intercompany and eliminated as appropriate.

•
Hired additional employee resources in our Grain Marketing finance, IT, accounting and internal controls areas, each of whom has, for their role, an appropriate level of knowledge and experience in internal controls over financial reporting commensurate with the financial reporting complexities of the organization.

•	Issued and began implementation of a new segregation of duties policy, including the use of a segregation of duties task force responsible for monitoring the implementation.

Ongoing Remediation Efforts

We are continuing to enhance our overall financial control environment through the following:

•	Continued execution of our plans designed to remediate the previously-identified material weaknesses.

•
Continued hiring for our teams in accounting, finance, IT and other areas as necessary to ensure the size and skill set of those teams is adequate given the size, scale and complexity of our organization, industry and the required internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

The remediation activities described above represent changes in internal control over financial reporting during the quarter ended May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	CHS Inc. Senior Leadership Team Retention Award Document (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2019, filed April 3, 2019).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from CHS Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

______________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 15, 2019	By:	/s/ Timothy Skidmore
Timothy Skidmore
Executive Vice President and Chief Financial Officer