Form 10-Q
period 2019-11-30
CHS INC
filed 2020-01-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2019.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive offices, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
8% Cumulative Redeemable Preferred Stock	CHSCP	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	CHSCO	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	CHSCN	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	CHSCM	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	CHSCL	The Nasdaq Stock Market LLC

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" or "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2019.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2019. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2019	August 31, 2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,761	$211,179
Receivables	2,631,374	2,731,209
Inventories	3,368,868	2,854,288
Other current assets	980,904	865,919
Total current assets	7,173,907	6,662,595
Investments	3,713,201	3,683,996
Property, plant and equipment	5,086,628	5,088,708
Other assets	1,240,555	1,012,195
Total assets	$17,214,291	$16,447,494
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,170,924	$2,156,108
Current portion of long-term debt	28,231	39,210
Accounts payable	2,447,610	1,931,415
Accrued expenses	467,765	555,323
Other current liabilities	1,066,902	901,651
Total current liabilities	6,181,432	5,583,707
Long-term debt	1,725,837	1,749,901
Other liabilities	684,106	496,356
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,897,197	4,988,877
Accumulated other comprehensive loss	(228,571)	(226,933)
Capital reserves	1,681,597	1,584,158
Total CHS Inc. equities	8,614,261	8,610,140
Noncontrolling interests	8,655	7,390
Total equities	8,622,916	8,617,530
Total liabilities and equities	$17,214,291	$16,447,494

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2019	2018
	(Dollars in thousands)
Revenues	$7,621,485	$8,484,289
Cost of goods sold	7,295,942	8,013,648
Gross profit	325,543	470,641
Marketing, general and administrative expenses	168,331	156,143
Operating earnings	157,212	314,498
Interest expense	34,971	38,908
Other income	(13,498)	(25,134)
Equity income from investments	(49,662)	(66,508)
Income before income taxes	185,401	367,232
Income tax expense	6,664	20,117
Net income	178,737	347,115
Net income (loss) attributable to noncontrolling interests	855	(389)
Net income attributable to CHS Inc.	$177,882	$347,504

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2019	2018
	(Dollars in thousands)
Net income	$178,737	$347,115
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	5,073	2,101
Cash flow hedges	(5,872)	(1,307)
Foreign currency translation adjustment	(839)	(405)
Other comprehensive (loss) income, net of tax	(1,638)	389
Comprehensive income	177,099	347,504
Comprehensive income (loss) attributable to noncontrolling interests	855	(389)
Comprehensive income attributable to CHS Inc.	$176,244	$347,893

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$178,737	$347,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	136,643	137,779
Equity income from investments, net of distributions received	(30,468)	(47,621)
Provision for doubtful accounts	1,775	5,009
Deferred taxes	(3,579)	26,555
Other, net	8,341	(3,162)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	108,495	(182,767)
Inventories	(514,580)	(416,196)
Accounts payable and accrued expenses	386,021	299,741
Other, net	(110,684)	(261,251)
Net cash provided by (used in) operating activities	160,701	(94,798)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(131,808)	(104,750)
Proceeds from disposition of property, plant and equipment	3,015	5,752
Expenditures for major maintenance	(7,691)	(3,441)
Changes in CHS Capital notes receivable, net	15,195	(126,865)
Financing extended to customers	(915)	(3,928)
Payments from customer financing	4,209	71,137
Other investing activities, net	3,046	7,319
Net cash used in investing activities	(114,949)	(154,776)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	5,414,395	4,429,276
Payments on notes payable, long-term debt and capital lease obligations	(5,445,420)	(4,317,479)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(5,447)	(24,072)
Other financing activities, net	6,757	3,503
Net cash (used in) provided by financing activities	(71,882)	49,061
Effect of exchange rate changes on cash and cash equivalents	(1,153)	(1,535)
Decrease in cash and cash equivalents and restricted cash	(27,283)	(202,048)
Cash and cash equivalents and restricted cash at beginning of period	299,675	543,940
Cash and cash equivalents and restricted cash at end of period	$272,392	$341,892

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2019, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC").

Certain captions within the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows have been combined within other captions as allowed by SEC financial statement reporting requirements under Regulation S-X. Prior year information has been revised to conform with the current presentation.

Significant Accounting Policies

The following significant accounting policy was updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2019.

Leases

As described in the "Recent Accounting Pronouncements" section, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, as amended (collectively "Accounting Standards Codification ("ASC") Topic 842"), on September 1, 2019, using the modified retrospective approach. Our accounting policies and additional disclosures with respect to ASC Topic 842 are included in Note 14, Leases.

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our condensed consolidated financial statements.

Adopted

We adopted ASC Topic 842 as of September 1, 2019, using the modified retrospective approach. In addition, we used the additional optional transition method and package of practical expedients in the period of adoption without retrospective adjustment to previous periods presented, although we elected not to apply the hindsight practical expedient available under the standard. As a result of using the modified retrospective method, prior periods have not been restated, and a $33.7 million cumulative-effect adjustment was recorded to increase the opening balance of capital reserves as of the adoption date related to recognition of previously deferred gains associated with the sale-leaseback of our primary corporate office building located in Inver Grove Heights, Minnesota. Additionally, adoption of ASC Topic 842 resulted in the recognition of operating lease right of use assets and associated lease liabilities of $268.4 million and $267.0 million, respectively, as of September 1, 2019. Adoption of ASC Topic 842 did not have a material impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Additional information and further disclosures related to our leases and lease-related financial statement amounts is included within Note 14, Leases.

Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to capital reserves as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

Note 2        Revenues

The following table presents revenues recognized under ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2019 and 2018. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 842, Leases, and ASC Topic 470, Debt, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2019:	(Dollars in thousands)
Energy	$1,693,848	$201,575	$—	$1,895,423
Ag	1,358,626	4,316,087	37,142	5,711,855
Corporate and Other	5,541	—	8,666	14,207
Total revenues	$3,058,015	$4,517,662	$45,808	$7,621,485

Three Months Ended November 30, 2018:
Energy	$1,940,190	$221,098	$—	$2,161,288
Ag	1,355,826	4,913,428	36,143	6,305,397
Corporate and Other	5,234	—	12,370	17,604
Total revenues	$3,301,250	$5,134,526	$48,513	$8,484,289

Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional upon the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point-in-time exceeds the amount billed to the customer. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were not material as of November 30, 2019, and August 31, 2019.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $205.0 million and $207.5 million as of November 30, 2019, and August 31, 2019, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2019 and 2018, we recognized revenues of $92.0 million and $95.2 million, respectively, which were included in the other current liabilities balance at the beginning of the period.

Note 3        Receivables

	November 30, 2019	August 31, 2019
	(Dollars in thousands)
Trade accounts receivable	$1,706,564	$1,803,284
CHS Capital short-term notes receivable	606,605	592,909
Other	497,880	511,821
Gross receivables	2,811,049	2,908,014
Less: allowances and reserves	179,675	176,805
Total receivables	$2,631,374	$2,731,209

Receivables are comprised of trade accounts receivable, short-term notes receivable in our wholly-owned subsidiary, CHS Capital, LLC ("CHS Capital"), and other receivables, less an allowance for doubtful accounts.

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of capital stock from certain regional cooperatives. These loans are originated in various states, primarily in the Upper Midwest region of the United States, the most significant of which include Minnesota, North Dakota and South Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes.

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $164.3 million and $180.0 million at November 30, 2019, and August 31, 2019, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2019, and August 31, 2019, the commercial notes represented 45% and 41%, respectively, and the producer notes represented 55% and 59%, respectively, of total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of November 30, 2019, CHS Capital's customers had additional available credit of $538.8 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2019, or August 31, 2019.

Note 4        Inventories

	November 30, 2019	August 31, 2019
	(Dollars in thousands)
Grain and oilseed	$1,451,865	$1,024,645
Energy	721,887	717,378
Agronomy	1,051,970	954,037
Processed grain and oilseed	102,483	109,900
Other	40,663	48,328
Total inventories	$3,368,868	$2,854,288

As of November 30, 2019, we valued approximately 14% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (16% as of August 31, 2019). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $247.2 million and $215.0 million as of November 30, 2019, and August 31, 2019, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2019	August 31, 2019
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,743,776	$2,708,942
Ventura Foods, LLC	378,463	374,516
Ardent Mills, LLC	209,956	209,027
Other equity method investments	256,042	267,247
Other investments	124,964	124,264
Total investments	$3,713,201	$3,683,996

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below. In addition to recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally measured at cost, unless an impairment or other observable market price change occurs requiring an adjustment.

CF Nitrogen

We have a $2.7 billion investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended November 30, 2019 and 2018, equity earnings were $34.8 million and $40.9 million, respectively, and are included as equity income from investments in our Nitrogen Production segment.

Ventura Foods and Ardent Mills

We have a 50% interest in Ventura Foods, LLC ("Ventura Foods"), which is a joint venture with Wilsey Foods, Inc., a majority-owned subsidiary of MK USA Holdings, Inc., that produces and distributes primarily vegetable oil-based products. Additionally, we have a 12% interest in Ardent Mills, LLC ("Ardent Mills"), which is a joint venture with Cargill Incorporated and ConAgra Foods, Inc., and combines the North American flour milling operations of the three parent companies. We account for Ventura Foods and Ardent Mills as equity method investments, and our share of the results of these equity methods investments are included in Corporate and Other.

The following table provides aggregate summarized unaudited financial information for our equity method investments in CF Nitrogen, Ventura Foods and Ardent Mills for the three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,
	2019	2018
	(Dollars in thousands)
Net sales	$2,098,284	$2,241,539
Gross profit	346,027	339,937
Net earnings	214,004	272,736
Earnings attributable to CHS Inc.	53,462	67,668

Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in the aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2019. The table below summarizes our notes payable as of November 30, 2019, and August 31, 2019.

	November 30, 2019	August 31, 2019
	(Dollars in thousands)
Notes payable	$1,357,062	$1,330,550
CHS Capital notes payable	813,862	825,558
Total notes payable	$2,170,924	$2,156,108

As of November 30, 2019, our primary line of credit was a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of November 30, 2019, and August 31, 2019, the outstanding balance on this facility was $245.0 million and $335.0 million, respectively. Additionally, on September 30, 2019, CHS Capital entered into a credit agreement with a revolving note. Under this agreement, CHS Capital has available capacity of $150.0 million of which no amount was outstanding as of November 30, 2019.

We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The Securitization Facility terminates on June 26, 2020, but may be extended.

On September 6, 2019, we renewed our repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2019, and August 31, 2019, the outstanding balance under the Repurchase Facility was $150.0 million.

Interest expense for the three months ended November 30, 2019 and 2018, was $35.0 million and $38.9 million, respectively, net of capitalized interest of $2.8 million and $2.1 million, respectively.

Note 7        Equities

Changes in Equities

Changes in equities for the three months ended November 30, 2019 and 2018, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance as of August 31, 2019	$3,753,493	$29,074	$1,206,310	$2,264,038	$(226,933)	$1,584,158	$7,390	$8,617,530
Reversal of prior year redemption estimates	5,447	—	—	—	—	—	—	5,447
Redemptions of equities	(4,721)	(54)	(672)	—	—	—	—	(5,447)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	33,707	—	33,707
Other, net	(8)	—	(39)	—	—	(1,312)	410	(949)
Net income	—	—	—	—	—	177,882	855	178,737
Other comprehensive loss, net of tax	—	—	—	—	(1,638)	—	—	(1,638)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(28,504)	—	(28,504)
Estimated 2020 equity redemptions	(91,633)	—	—	—	—	—	—	(91,633)
Balance as of November 30, 2019	$3,662,578	$29,020	$1,205,599	$2,264,038	$(228,571)	$1,681,597	$8,655	$8,622,916

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balance as of August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028
Reversal of prior year redemption estimates	24,072	—	—	—	—	—	—	24,072
Redemptions of equities	(22,004)	(183)	(1,885)	—	—	—	—	(24,072)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Reclassification of unrealized (gain) loss on investments	—	—	—	—	(4,706)	4,706	—	—
Other, net	(409)	—	(26)	—	—	3,436	318	3,319
Net income (loss)	—	—	—	—	—	347,504	(389)	347,115
Other comprehensive income, net of tax	—	—	—	—	389	—	—	389
Estimated 2019 cash patronage refunds	—	—	—	—	—	(89,344)	—	(89,344)
Estimated 2019 equity redemptions	(50,081)	—	—	—	—	—	—	(50,081)
Balance as of November 30, 2018	$3,789,158	$29,315	$740,467	$2,264,038	$(204,232)	$1,663,971	$9,375	$8,292,092

Preferred Stock Dividends

The following is a summary of dividends per share by class of preferred stock for the three months ended November 30, 2019 and 2018. Due to the timing of dividend declarations during the first quarter of each fiscal year, the per share amount of dividends is comprised of two quarterly dividend declarations for those periods.

		Three Months Ended November 30,
	Nasdaq symbol	2019	2018
Class of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	1.00	1.00
Class B Cumulative Redeemable, Series 1	CHSCO	0.98	0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	0.88	0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	0.84	0.84
Class B Cumulative Redeemable, Series 4	CHSCL	0.94	0.94

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three months ended November 30, 2019 and 2018:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2019, net of tax	$(172,478)	$15,297	$(69,752)	$(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(85)	(3,331)	(2,411)	(5,827)
Amounts reclassified out	4,977	(4,473)	—	504
Total other comprehensive income (loss), before tax	4,892	(7,804)	(2,411)	(5,323)
Tax effect	181	1,932	1,572	3,685
Other comprehensive income (loss), net of tax	5,073	(5,872)	(839)	(1,638)
Balance as of November 30, 2019, net of tax	$(167,405)	$9,425	$(70,591)	$(228,571)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	175	—	(317)	(25)	(167)
Amounts reclassified out	2,565	—	(1,475)	—	1,090
Total other comprehensive income (loss), before tax	2,740	—	(1,792)	(25)	923
Tax effect	(639)	—	485	(380)	(534)
Other comprehensive income (loss), net of tax	2,101	—	(1,307)	(405)	389
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of November 30, 2018, net of tax	$(137,818)	$—	$(6,206)	$(60,208)	$(204,232)

Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges, available-for-sale investments and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold, marketing, general and administrative expenses and other income (see Note 8, Benefit Plans, for further information). Gains or losses associated with cash flow hedges are recorded as cost of goods sold (see Note 11, Derivative Financial Instruments and Hedging Activities, for further information). Gains or losses on the sale of available-for-sale investments and foreign currency translation reclassifications related to sales of businesses are recorded as other income.

Note 8        Benefit Plans

We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have nonqualified supplemental executive and Board retirement plans.

Components of net periodic benefit costs for the three months ended November 30, 2019 and 2018, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$10,538	$9,648	$101	$78	$262	$263
Interest cost	5,431	7,099	107	187	187	274
Expected return on assets	(11,671)	(11,242)	—	—	—	—
Prior service cost (credit) amortization	45	42	(28)	(19)	(111)	(139)
Actuarial loss (gain) amortization	5,396	3,087	25	—	(348)	(407)
Net periodic benefit cost	$9,739	$8,634	$205	$246	$(10)	$(9)

The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

Any contributions made during fiscal 2020 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2019, and we do not currently anticipate being required to make a contribution for our benefit plans in fiscal 2020.

Note 9        Income Taxes

Our effective tax rate for the three months ended November 30, 2019, was 3.6%, compared to 5.5% for the three months ended November 30, 2018. The decreased effective tax rate reflects the equity management assumptions used in fiscal 2020.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. We have ongoing federal, state and international income tax audits in various jurisdictions and are evaluating uncertain tax positions that may be challenged by local tax authorities and not fully sustained. These uncertain tax positions are reviewed on an ongoing basis and adjusted in light of facts and circumstances, including progression of tax audits, developments in case law and closing of statutes of limitation. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2019, and August 31, 2019, are $98.7 million and $93.3 million, respectively.

Note 10        Segment Reporting

We are an integrated agricultural enterprise, providing grain, foods and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrient and crop protection products, to agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products, and the production and marketing of ethanol. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing our businesses. We have aggregated those operating segments into three reportable segments: Energy, Ag and Nitrogen Production.

Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of commodities hedging and financial services related to crop production. Our non-consolidated investments in Ventura Foods and Ardent Mills are also included in Corporate and Other.

Corporate administrative expenses and interest are allocated to each business segment and Corporate and Other, based on direct usage for services that can be tracked, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and operating results vary throughout the year. For example, in our Ag segment, our country operations business generally experiences higher volumes and income during the spring planting season and during the fall harvest season, and our agronomy business generally experiences higher volumes and income during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop-drying seasons.

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

While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. See Note 5, Investments, for more information on these entities.

Reconciling amounts primarily represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2019 and 2018, is presented in the tables below. Fiscal 2020 results for our Ag segment include results associated with our acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD") that we did not previously own on March 1, 2019, which are not included in our prior period results. Refer to further details related to our acquisition of the remaining 75% ownership interest in WCD that we did not previously own within Note 15, Acquisitions.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2019:	(Dollars in thousands)
Revenues, including intersegment revenues	$2,027,895	$5,715,994	$—	$15,950	$(138,354)	$7,621,485
Operating earnings (loss)	161,199	(417)	(7,823)	4,253	—	157,212
Interest expense	374	20,741	12,130	3,838	(2,112)	34,971
Other income	(964)	(11,453)	(1,569)	(1,624)	2,112	(13,498)
Equity (income) loss from investments	(364)	4,157	(34,834)	(18,621)	—	(49,662)
Income (loss) before income taxes	$162,153	$(13,862)	$16,450	$20,660	$—	$185,401
Intersegment revenues	$(132,472)	$(4,139)	$—	$(1,743)	$138,354	$—
Total assets as of November 30, 2019	$4,449,652	$7,108,507	$2,761,709	$2,894,423	$—	$17,214,291

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2018:	(Dollars in thousands)
Revenues, including intersegment revenues	$2,310,080	$6,308,714	$—	$19,067	$(153,572)	$8,484,289
Operating earnings (loss)	235,639	80,127	(5,128)	3,860	—	314,498
Interest expense	4,237	21,000	13,679	763	(771)	38,908
Other income	(986)	(22,400)	(1,571)	(948)	771	(25,134)
Equity (income) loss from investments	(73)	1,209	(40,915)	(26,729)	—	(66,508)
Income before income taxes	$232,461	$80,318	$23,679	$30,774	$—	$367,232
Intersegment revenues	$(148,792)	$(3,317)	$—	$(1,463)	$153,572	$—

Note 11        Derivative Financial Instruments and Hedging Activities

Our derivative instruments primarily consist of commodity and forward contracts and, to a minor degree, may include foreign currency and interest rate swap contracts. These contracts are economic hedges of price risk, but we do not apply hedge accounting under ASC Topic 815, except with respect to certain interest rate swap contracts accounted for as fair value hedges and certain future crude oil purchases that are accounted for as cash flow hedges. Derivative instruments are primarily recorded within other current assets and other current liabilities on our Condensed Consolidated Balance Sheets at fair value as described in Note 12, Fair Value Measurements.

Derivatives Not Designated as Hedging Instruments

The following tables present the gross fair values of derivative assets, derivative liabilities and margin deposits (cash collateral) recorded on our Condensed Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP. We have elected not to offset derivative assets and liabilities when we have the right of offset under ASC Topic 210-20, Balance Sheet - Offsetting, or when the instruments are subject to master netting arrangements under ASC Topic 815-10-45, Derivatives and Hedging - Overall.

	November 30, 2019
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$159,617	$—	$27,199	$132,418
Foreign exchange derivatives	5,518	—	3,632	1,886
Embedded derivative asset	17,933	—	—	17,933
Total	$183,068	$—	$30,831	$152,237
Derivative Liabilities
Commodity derivatives	$183,025	$3,030	$37,749	$142,246
Foreign exchange derivatives	19,297	—	3,632	15,665
Total	$202,322	$3,030	$41,381	$157,911

	August 31, 2019
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$215,030	$—	$58,726	$156,304
Foreign exchange derivatives	10,334	—	7,108	3,226
Embedded derivative asset	21,364	—	—	21,364
Total	$246,728	$—	$65,834	$180,894
Derivative Liabilities
Commodity derivatives	$223,410	$4,191	$41,647	$177,572
Foreign exchange derivatives	20,609	—	7,108	13,501
Total	$244,019	$4,191	$48,755	$191,073

Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets, excluding derivatives designated as cash flow or fair value hedges, recorded on our Condensed Consolidated Balance Sheets at November 30, 2019, and August 31, 2019, was $18.6 million and $26.6 million, respectively. The amount of long-term derivative liabilities, excluding derivatives designated as cash flow or fair value hedges, recorded on our Condensed Consolidated Balance Sheets at November 30, 2019, and August 31, 2019, was $6.8 million and $7.4 million, respectively.

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2019 and 2018.

		Three Months Ended November 30,
	Location of Gain (Loss)	2019	2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$42,674	$(6,448)
Foreign exchange derivatives	Cost of goods sold	(10,161)	16,056
Foreign exchange derivatives	Marketing, general and administrative expenses	1,743	(832)
Embedded derivative	Other income	1,569	1,571
Total		$35,825	$10,347

Commodity Contracts

As of November 30, 2019, and August 31, 2019, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts accounted for as derivative instruments.

	November 30, 2019		August 31, 2019
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	546,758	733,722	547,096	717,522
Energy products (barrels)	9,705	5,363	13,895	4,663
Processed grain and oilseed (tons)	454	2,753	597	2,454
Crop nutrients (tons)	73	29	76	23
Ocean freight (metric tons)	200	55	295	85
Natural gas (MMBtu)	60	—	130	—

Foreign Exchange Contracts

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $972.2 million and $894.7 million as of November 30, 2019, and August 31, 2019, respectively.

Embedded Derivative Asset

Under the terms of our strategic investment in CF Nitrogen, if the CF Industries credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a nonrefundable annual payment of $5.0 million from CF Industries. These payments will continue on an annual basis until the date that the CF Industries credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier.

Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $1.6 million were recognized in other income in our Condensed Consolidated Statements of Operations for the periods ended November 30, 2019 and 2018. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheet as of November 30, 2019, was equal to $17.9 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Fair Value or Cash Flow Hedging Strategies

Fair Value Hedges

As of November 30, 2019, and August 31, 2019, we had outstanding interest rate swaps with an aggregate notional amount of $365.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2021 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent that the hedge is ineffective.

The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line item on our Condensed Consolidated Balance Sheets in which they are recorded.

Balance Sheet Location	November 30, 2019	August 31, 2019
	(Dollars in thousands)
Other assets	$6,886	$9,841

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2019 and 2018.

		Three Months Ended November 30,
Gain (Loss) on Fair Value Hedging Relationships	Location of Gain (Loss)	2019	2018
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(2,955)	$(955)
Hedged item	Interest expense	2,955	955
Total		$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Condensed Consolidated Balance Sheets as of November 30, 2019, and August 31, 2019.

	November 30, 2019		August 31, 2019
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$331,435	$33,565	$334,389	$30,611

Cash Flow Hedges

In fiscal 2018, our Energy segment began designating certain pay-fixed, receive-variable, cash-settled swaps as cash flow hedges of future crude oil purchases. We also began designating certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of November 30, 2019, and August 31, 2019, the aggregate notional amount of cash flow hedges was 9.1 million and 7.7 million barrels, respectively.

The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2019	August 31, 2019	Balance Sheet Location	November 30, 2019	August 31, 2019
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$26,112	$33,179	Other current liabilities	$5,387	$5,351

The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,
	2019	2018
	(Dollars in thousands)
Commodity derivatives	$(7,103)	$(2,463)

The following table presents the pretax gains relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2019 and 2018:

		Three Months Ended November 30,
	Location of Gain	2019	2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$4,852	$1,900

Note 12        Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value, which requires an entity to maximize use of observable inputs and minimize use of unobservable inputs when measuring fair value. Observable inputs are inputs or market data that a market participant would obtain from independent sources to value the asset or liability. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy consists of three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recurring fair value measurements at November 30, 2019, and August 31, 2019, are as follows:

	November 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$26,343	$159,387	$—	$185,730
Foreign exchange derivatives	—	5,606	—	5,606
Interest rate swap derivatives	—	6,886	—	6,886
Deferred compensation assets	46,754	—	—	46,754
Embedded derivative asset	—	17,933	—	17,933
Segregated investments	91,080	—	—	91,080
Other assets	6,082	—	—	6,082
Total	$170,259	$189,812	$—	$360,071
Liabilities
Commodity derivatives	$36,032	$152,380	$—	$188,412
Foreign exchange derivatives	—	19,297	—	19,297
Total	$36,032	$171,677	$—	$207,709

	August 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$67,817	$180,392	$—	$248,209
Foreign exchange derivatives	—	10,339	—	10,339
Interest rate swap derivatives	—	9,841	—	9,841
Deferred compensation assets	40,368	—	—	40,368
Embedded derivative asset	—	21,364	—	21,364
Segregated investments	77,777	—	—	77,777
Other assets	6,519	—	—	6,519
Total	$192,481	$221,936	$—	$414,417
Liabilities
Commodity derivatives	$40,305	$188,455	$—	$228,760
Foreign exchange derivatives	—	20,701	—	20,701
Total	$40,305	$209,156	$—	$249,461

Commodity and foreign exchange derivatives. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, select ocean freight contracts and other over-the-counter ("OTC") derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, adjusted for location specific inputs, and are classified within Level 2. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either the listed or OTC markets. Changes in the fair values of these contracts are recognized in our Condensed Consolidated Statements of Operations as a component of cost of goods sold.

Interest rate swap derivatives. Fair values of our interest rate swap derivatives are determined using valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Condensed Consolidated Statements of Operations as a component of interest expense. See Note 11, Derivative Financial Instruments and Hedging Activities, for additional information about interest rate swaps designated as fair value and cash flow hedges.

Deferred compensation and other assets. Our deferred compensation investments consist primarily of rabbi trust assets that are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Condensed Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

Embedded derivative asset. The embedded derivative asset relates to contingent payments inherent to our investment in CF Nitrogen. The inputs used in the fair value measurement include the probability of future upgrades and downgrades of the CF Industries credit rating based on historical credit rating movements of other public companies and the discount rates applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 11, Derivative Financial Instruments and Hedging Activities, for additional information.

Segregated investments. Our segregated investments are comprised of U.S. Treasury securities, which are valued using quoted market prices and classified within Level 1.

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three months ended November 30, 2019.

Note 13        Commitments and Contingencies

Environmental

We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet compliance requirements, we establish reserves for the probable future costs of remediation of identified issues, which are included in cost of goods sold and marketing, general and administrative expenses in our Condensed Consolidated Statements of Operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we believe any resulting liabilities, individually or in aggregate, will not have a material effect on our condensed consolidated financial statements during any fiscal year.

Other Litigation and Claims

We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect net income for any fiscal period; however, we believe any resulting liabilities, individually or in aggregate, will not have a material effect on our condensed consolidated financial statements during any fiscal year.

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $178.3 million were outstanding on November 30, 2019. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2019.

Note 14        Leases

We adopted ASC Topic 842 on September 1, 2019, using the modified retrospective approach. In addition, we used the additional optional transition method and package of practical expedients in the period of adoption without retrospective adjustment to previous periods presented, although we elected not to apply the hindsight practical expedient. As a result of using the additional optional transition method and following a modified retrospective approach, prior periods have not been restated, and a $33.7 million cumulative-effect adjustment was recorded to increase the opening balance of capital reserves as of the adoption date related to recognition of previously deferred gains associated with the sale-leaseback of our primary corporate office building located in Inver Grove Heights, Minnesota. Our accounting for finance leases (previously referred to as capital leases) remains substantially unchanged; however, adoption of ASC Topic 842 resulted in recognition of operating lease right of use assets and associated lease liabilities of $268.4 million and $267.0 million, respectively, as of September 1, 2019. Adoption of ASC Topic 842 did not have a material impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

We assess arrangements at inception to determine whether they contain a lease. An arrangement is considered to contain a lease if it conveys the right to control the use of an asset for a period of time in exchange for consideration. The right to control the use of an asset must include both (a) the right to obtain substantially all economic benefits associated with an identified asset and (b) the right to direct how and for what purpose the identified asset is used. Certain arrangements provide us with the right to use an identified asset; however, most of these arrangements are not considered to represent a lease as we do not control how and for what purpose the identified asset is used. For example, our supply agreements, warehousing and distribution services agreements, and transportation services agreements generally do not contain leases.

We lease property, plant and equipment used in our operations primarily under operating lease agreements and, to a lesser extent, under finance lease agreements. Our operating leases are primarily for railcars, equipment, vehicles and office space, many of which contain renewal options and escalation clauses. Renewal options are included as part of the right of use asset and liability when it is reasonably certain that we will exercise the renewal option; however, renewal options are generally not included as we are not reasonably certain to exercise such options.

Operating lease right of use assets and liabilities for operating leases are recognized at the lease commencement date for leases in excess of 12 months based on the present value of lease payments over the lease term. For measurement and classification of lease agreements, lease and non-lease components are grouped into a single lease component for all asset classes. Variable lease payments are excluded from measurement of right of use assets and liabilities and generally include payments for non-lease components such as maintenance costs, payments for leased assets beyond their noncancelable lease term and payments for other non-lease components such as sales tax. The discount rate used to calculate present value is our collateralized incremental borrowing rate or, if available, the rate implicit in the lease. The incremental borrowing rate is determined for each lease based primarily on its lease term. Certain lease arrangements include rental payments adjusted annually based on changes in an inflation index. Our lease arrangements generally do not contain residual value guarantees or material restrictive covenants.

Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Condensed Consolidated Statements of Operations are as follows:

Three Months Ended November 30, 2019
(Dollars in thousands)
Operating lease expense	$16,480
Finance lease expense:
Amortization of assets	2,189
Interest on lease liabilities	224
Short-term lease expense	3,343
Variable lease expense	116
Total net lease expense*	$22,352
*Income related to sub-lease activity is not material and has been excluded from the table above.

Supplemental balance sheet information related to operating and finance leases is as follows:

	Balance Sheet Location	November 30, 2019
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$259,028
Liabilities
Current operating lease liabilities	Accrued expenses	53,868
Long-term operating lease liabilities	Other liabilities	204,305
Total operating lease liabilities		$258,173

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$40,536
Liabilities
Current finance lease liabilities	Current portion of long-term debt	6,049
Long-term finance lease liabilities	Long-term debt	21,092
Total finance lease liabilities		$27,141

Weighted average remaining lease term (in years)
Operating leases		8.4
Finance leases		6.3

Weighted average discount rate
Operating leases		3.13%
Finance leases		3.34%

Supplemental cash flow and other information related to operating and finance leases is as follows:

Three Months Ended November 30, 2019
(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$15,722
Operating cash flows from finance leases	224
Financing cash flows from finance leases	1,673

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	4,724

Maturities of lease liabilities as of November 30, 2019, were as follows:

	November 30, 2019
	Finance Leases	Operating Leases
	(Dollars in thousands)
Remainder of fiscal 2020	$4,790	$45,821
Fiscal 2021	6,190	53,054
Fiscal 2022	5,045	40,159
Fiscal 2023	4,452	31,851
Fiscal 2024	2,685	24,958
After fiscal 2024	7,228	105,730
Total maturities of lease liabilities	30,390	301,573
Less amounts representing interest	3,249	43,400
Present value of future minimum lease payments	27,141	258,173
Less current obligations	6,049	53,868
Long-term obligations	$21,092	$204,305

Disclosures Related to Periods Prior to Adoption of New Lease Standard

The following pertains to previously disclosed information from Note 6, Property, Plant and Equipment, and Note 15, Commitments and Contingencies, contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which incorporates information about leases now in the scope of ASC Topic 842 discussed above. Total rental expense for operating leases was $113.3 million, $88.5 million and $81.3 million for the years ended August 31, 2019, 2018 and 2017, respectively. Various leases under capital lease totaled $62.7 million and $50.0 million as of August 31, 2019 and 2018, respectively. Accumulated amortization on assets under capital leases was $20.6 million and $18.9 million as of August 31, 2019 and 2018, respectively. Minimum future lease payments required under noncancelable capital and operating leases as of August 31, 2019, were as follows:

	August 31, 2019
	Capital Leases	Operating Leases
	(Dollars in thousands)
Fiscal 2020	$6,761	$87,168
Fiscal 2021	6,199	57,381
Fiscal 2022	5,021	43,665
Fiscal 2023	4,548	34,328
Fiscal 2024	2,638	26,793
Thereafter	6,517	92,653
Total minimum future lease payments	31,684	$341,988
Less amount representing interest	3,445
Present value of net minimum lease payments	$28,239

Note 15        Acquisitions

On March 1, 2019, we completed our acquisition of the remaining 75% ownership interest in WCD, a full-service wholesale distributor of agronomy products that operates primarily in the United States. The purchase price was equal to $113.4 million, including $6.7 million that was previously paid and $106.7 million paid on March 1, 2019, of which the net cash flows were reduced by $8.0 million of cash acquired. Prior to completing this acquisition and through February 28, 2019, we had a 25% ownership interest in WCD, which was accounted for under the equity method of accounting whereby we shared in the economics of WCD earnings on a pro-rata basis. By acquiring the remaining ownership interest in WCD, we were able to expand our agronomy platform, position ourselves as a leading supply partner to cooperatives and retailers serving growers throughout the United States and add value for our owners. The WCD enterprise value was determined using a discounted cash flow model in which the fair value of the business was estimated based on the earning capacity of WCD. We estimated the fair value of the previously held equity interest to be equal to 25% of the total fair value of WCD, which was implied based on the price we paid for the remaining 75% interest. The acquisition-date fair value of the previous equity interest was $37.8 million and is included in measurement of the consideration transferred. We recognized a gain of approximately $19.1 million as a result of remeasuring our prior equity interest in WCD held before acquisition of the remaining 75% interest. The gain was included in other income in our Condensed Consolidated Statements of Operations for the third quarter of fiscal 2019.

Preliminary allocation of the purchase price for this transaction resulted in goodwill of $61.4 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $47.2 million. As this acquisition is not considered to have a material impact on our financial statements, pro forma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our Condensed Consolidated Statements of Operations. Purchase accounting has not been finalized and preliminary fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$8,033
Current assets	708,764
Property, plant and equipment	44,064
Goodwill	61,358
Intangible assets	47,200
Other assets	55
Liabilities	(718,262)
Total net assets acquired	$151,212

Operating results for WCD are included in our Condensed Consolidated Statements of Operations from the day of the acquisition on March 1, 2019, including revenues and a loss before income taxes of $77.8 million and $0.3 million, respectively, for the three months ended November 30, 2019.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2020 First Quarter Highlights

•	Fiscal 2020 Trends Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2019 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

The condensed consolidated financial statements include the accounts of CHS and all subsidiaries and limited liability companies in which we have a controlling interest. The effects of all significant intercompany transactions have been eliminated.

Corporate administrative expenses and interest are allocated to each reporting segment, along with Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Management's Focus. When evaluating our operating performance, management focuses on gross profit and income before income taxes ("IBIT"). As a company that operates heavily in global commodities, there is significant unpredictability and volatility in pricing, costs and global trade volumes. Consequently, we focus on managing the margin we can earn and the resulting IBIT. Management also focuses on ensuring balance sheet strength through appropriate management of financial liquidity, leverage, capital allocation and cash flow optimization.

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, weather or other events may impact this trend, particularly for IBIT. For example, in our Ag segment, our country operations business generally experiences higher volumes and income during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and income during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and income based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and profitability during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses, particularly revenue trends that are not impacted as significantly by other events.
* Income (loss) before income taxes experienced deviations from historical trends during fiscal 2019 and fiscal 2018 as a result of gains on sales of noncore assets, recoveries of previously recorded losses and a combination of other factors, including poor weather conditions that negatively impacted our Ag segment operations.

Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grains, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation network, government regulations/policies, global trade disputes and general political/economic conditions.

Business Strategy

Our business strategies focus on an enterprise-wide effort to create an experience that empowers customers to make CHS their first choice, expands market access to add value for our owners, and transforms and evolves our core businesses by capitalizing on changing market dynamics. To execute on these strategies, we are focused on the implementing agile, efficient and sustainable new technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2020 First Quarter Highlights

•
Less advantageous market conditions in our refined fuels business resulted in a significant decrease in IBIT compared to the same period during the prior year, primarily driven by decreased Western Canadian Select ("WCS") crude oil differentials experienced on heavy Canadian crude oil, which is processed by our refineries.

•
Strong supply chain performance in our propane business was a significant positive contributor to our results. We were able to efficiently source propane for our customers during a period of significant propane demand for crop drying and home heating.

•
Poor weather conditions during fiscal 2019 continued to negatively impact our Ag segment's operations, including lower crop yields and poor grain quality following a late harvest, as well as lower crop nutrient sales that traditionally occur during the fall.

•
We continued to experience significant pressure on grain volumes and margins due to slow movement of grain, which was associated with uncertainty in the grain markets related to unresolved trade issues between the United States and its trading partners.

•
We continued to devote considerable resources toward implementation of our new enterprise resource planning ("ERP") software, which will provide an improved platform to execute upon our business strategies.

•
As more fully described in Item 4 of Part I of this Quarterly Report on Form 10-Q, we continued dedicating significant internal and external resources, as well as executive and board focus, to improving our control environment.

Fiscal 2020 Trends Update

Our Ag and Energy businesses operate in cyclical environments. The favorable market conditions experienced by the Energy business during the first half of fiscal 2019, most notably heavy Canadian crude oil price differentials, returned to lower, more normalized levels during the second half of fiscal 2019 and the first quarter of fiscal 2020. Although unforeseen market conditions could positively or negatively impact the energy industry, we expect the normalized market conditions experienced by our Energy segment during the first quarter of fiscal 2020 to remain throughout fiscal 2020. The agricultural industry continues to operate in a challenging environment characterized by lower margins, reduced liquidity and increased leverage that have resulted from reduced commodity prices. In addition, trade relations between the United States and foreign trade partners, particularly those that purchase large quantities of agricultural commodities, are strained, resulting in unpredictable impacts to agricultural commodity prices and volumes sold. We are unable to predict how long the current environment will last or how severe the effects will ultimately be. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions, could continue to impact our operations. As a result, we expect revenues, margins and cash flows from our core operations in our Ag segment to remain under pressure throughout fiscal 2020, which will continue to put pressure on associated asset valuations.

Results of Operations

Condensed Consolidated Statements of Operations

	Three Months Ended November 30,
	2019	% of Revenues	2018	% of Revenues
	(Dollars in thousands)
Revenues	$7,621,485	100.0%	$8,484,289	100.0%
Cost of goods sold	7,295,942	95.7	8,013,648	94.5
Gross profit	325,543	4.3	470,641	5.5
Marketing, general and administrative expenses	168,331	2.2	156,143	1.8
Operating earnings	157,212	2.1	314,498	3.7
Interest expense	34,971	0.5	38,908	0.5
Other income	(13,498)	(0.2)	(25,134)	(0.3)
Equity income from investments	(49,662)	(0.7)	(66,508)	(0.8)
Income before income taxes	185,401	2.4	367,232	4.3
Income tax expense	6,664	0.1	20,117	0.2
Net income	178,737	2.3	347,115	4.1
Net income (loss) attributable to noncontrolling interests	855	—	(389)	—
Net income attributable to CHS Inc.	$177,882	2.3%	$347,504	4.1%

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2019. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Operating Metrics

Energy

Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasolines, distillates and other products. The following table provides information about our consolidated refinery operations.

	Three Months Ended November 30,
	2019	2018
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	84,957	101,096
All other crude oil	78,819	62,881
Other feedstocks and blendstocks	17,285	17,919
Total refinery throughput volumes	181,061	181,896
Refined fuel yields
Gasolines	92,282	89,297
Distillates	72,929	72,450

We are subject to the Renewable Fuels Standard, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile and can impact profitability.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (e.g., the price differential between refined products and inputs such as crude oil) and WCS crude oil differentials (e.g., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads and WCS crude oil differentials each decreased during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, contributing to a significant decline in IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impact our Energy segment.

	Three Months Ended November 30,
	2019	2018
Market indicators
WTI crude oil (dollars per barrel)	$56.11	$65.85
WTI - WCS crude oil differential (dollars per barrel)	$12.98	$34.97
Group 3 2:1:1 crack spread (dollars per barrel)*	$18.47	$20.10
Group 3 5:3:2 crack spread (dollars per barrel)*	$17.43	$18.57
D6 ethanol RIN (dollars per RIN)	$0.1668	$0.1292
D4 ethanol RIN (dollars per RIN)	$0.5588	$0.3708
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains States.

Ag

Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States, as well as internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impact our Ag segment for the three months ended November 30, 2019 and 2018.

		Three Months Ended November 30,
	Market Source*	2019	2018
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$3.83	$3.62
Soybeans (dollars per bushel)	Chicago Board of Trade	$9.00	$8.60
Wheat (dollars per bushel)	Chicago Board of Trade	$5.17	$5.08
Urea (dollars per ton)	Green Markets NOLA	$225.00	$295.00
UAN (dollars per ton)	Green Markets NOLA	$151.00	$212.00
Ethanol (dollars per gallon)	Chicago Platts	$1.60	$1.24

Volumes
Grain and oilseed (thousands of bushels)		619,539	698,929
North American grain and oilseed port throughput (thousands of bushels)		136,856	287,173
Crop nutrients (thousands of tons)		1,851	1,661
Ethanol (thousands of gallons)		222,276	287,173
*Market source information represents the average month-end price during the period.

Income Before Income Taxes by Segment

Energy

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$162,153	$232,461	$(70,308)	(30.2)%

The following waterfall analysis and commentary present the changes in our Energy segment IBIT for the three months ended November 30, 2019, compared to the same period during the prior year.
+See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The $70.3 million decrease in Energy segment IBIT reflects the following:

•
Significantly less advantageous market conditions in our refined fuels business compared to the same period of the prior year, primarily driven by decreased WCS crude oil differentials experienced on heavy Canadian crude oil, which is processed by our refineries and, to a lesser extent, decreased crack spreads.

•
The decreased IBIT resulting from less advantageous market conditions for refined fuels was partially offset by hedging gains recognized for refined fuels and propane during the first quarter of fiscal 2020, as well as improved propane margins due to significant propane demand for crop drying and home heating.

Ag

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(13,862)	$80,318	$(94,180)	(117.3)%

The following waterfall analysis and commentary present the changes in our Ag segment IBIT for the three months ended November 30, 2019, compared to the same period during the prior year.
+See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The $94.2 million decrease in Ag segment IBIT reflects the following:

•
Poor weather conditions experienced during fiscal 2019 in the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners continued to negatively impact volumes and margins within agricultural markets. In particular, decreased demand for feed and farm supplies and crop nutrient products during the late and smaller harvest in the fall of 2019 resulted in lower margins.

•
Lower margins in our processing and food ingredients business due to a combination of increased competition and lower crop yields, which made it more difficult to source soybeans for our processing facilities.

All Other Segments

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$16,450	$23,679	$(7,229)	(30.5)%
Corporate and Other IBIT	$20,660	$30,774	$(10,114)	(32.9)%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Our Nitrogen Production segment IBIT decreased as a result of lower equity method income from our investment in CF Nitrogen during the three months ended November 30, 2019, attributable to decreased market pricing of urea and UAN, which are produced and sold by CF Nitrogen. Corporate and Other IBIT decreased primarily as a result of lower earnings from our investments in Ardent Mills and Ventura Foods, as well as decreased interest income from our financing and hedging businesses due to lower interest rates and lower trading activity, respectively.

Revenues by Segment

Energy

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,895,423	$2,161,288	$(265,865)	(12.3)%

The following waterfall analysis and commentary present the changes in our Energy segment revenues for the three months ended November 30, 2019, compared to the same period during the prior year.

The $265.9 million decrease in Energy segment revenues reflects the following:

•	Decreased selling prices for refined fuels and propane were driven by global market conditions and product mix, and contributed to $207.5 million and $71.9 million decreases in revenues, respectively.

•
A 16% increase of propane volumes contributed to a $35.5 million increase of revenues, which was partially offset by a 1% decrease of refined fuels volumes that contributed to a $19.7 million decrease of revenues. Increased volumes of propane resulted from significant propane demand for crop drying and home heating; decreased volumes of refined fuels was attributable primarily to lower demand during the fall harvest as a result of poor weather conditions that prevented planting of crops during fiscal 2019 across much of the agricultural region of the United States in which we operate.

Ag

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,711,855	$6,305,397	$(593,542)	(9.4)%

The following waterfall analysis and commentary present the changes in our Ag segment revenues for the three months ended November 30, 2019, compared to the same period during the prior year.
The $593.5 million decrease in Ag segment revenues reflects the following:

•
Grain and oilseed volumes and prices decreased by 10% and 3%, respectively, compared to the prior year. As the primary drivers of lower Ag segment revenues during the current fiscal year, lower grain and oilseed volumes and prices contributed to $473.6 million and $108.6 million decreases of revenues, respectively. Decreased volumes and prices resulted from a combination of product mix and challenges experienced in the agricultural commodity market, including poor weather conditions during fiscal 2019 in the agricultural region of the United States that contributed to lower crop yields and fewer acres planted/harvested, and continuing global trade tensions between the United States and foreign trading partners.

•
Our other Ag segment businesses generally experienced a decline in revenues due to similar volume and pricing decreases that resulted from continued challenges being experienced in the agricultural commodity market. These decreases were partially offset by increased volumes associated with certain agronomy products and processing and food ingredients, most of which was attributable to a $77.8 million increase of revenues that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD") that we did not previously own, the results of which were not included in the comparable period of the prior year. The decrease was also partially offset by a 16% pricing increase for renewable fuels driven by global market conditions.

All Other Segments

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$14,207	$17,604	$(3,397)	(19.3)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

There were no significant changes to revenues in Corporate and Other during the three months ended November 30, 2019. The overall decrease resulted primarily from lower revenues in our financing and hedging businesses due to market-driven interest rate reductions and lower trading activity, respectively.

Cost of Goods Sold by Segment

Energy

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,686,162	$1,876,671	$(190,509)	(10.2)%

The following waterfall analysis and commentary present the changes in our Energy segment COGS for the three months ended November 30, 2019, compared to the same period during the prior year.
The $190.5 million decrease in Energy segment COGS reflects the following:

•	Decreased pricing for propane and refined fuels were driven by global market conditions and product mix, and contributed to $106.1 million and $100.7 million decreases of COGS, respectively.

•
A 16% increase of propane volumes contributed to a $34.0 million increase of COGS, which was partially offset by a 1% decrease of refined fuels volumes that contributed to a $16.9 million decrease of COGS. Increased volumes of propane resulted from significant propane demand for crop drying and home heating, and decreased volumes of refined fuels was attributable primarily to lower demand during the fall harvest as a result of the poor weather conditions that prevented planting of crops during fiscal 2019 across the agricultural region of the United States in which we operate.

Ag

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,610,200	$6,139,585	$(529,385)	(8.6)%

The following waterfall analysis and commentary present the changes in our Ag segment COGS for the three months ended November 30, 2019, compared to the same period during the prior year.
The $529.4 million decrease in Ag segment COGS reflects the following:

•
Grain and oilseed volumes and pricing decreased by 10% and 3%, respectively, compared to the prior year and were the primary drivers of lower COGS in our Ag segment. Lower volumes and pricing contributed to decreased COGS of $467.4 million and $119.1 million, respectively. Decreased volumes and pricing resulted from a combination of product mix and challenges experienced in the agricultural commodity market, including poor weather conditions experienced during fiscal 2019 in the agricultural regions of the United States that contributed to lower crop yields and fewer acres planted/harvested, and continuing global trade tensions between the United States and foreign trading partners.

•
Our other Ag segment businesses generally experienced a decline in COGS due to similar volume and pricing decreases as a result of continued challenges being experienced in the agricultural commodity market. These decreases were partially offset by increased volumes associated with certain agronomy products and processing and food ingredients, most of which was attributable to an increase of COGS that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the comparable period of the prior year. The decrease was also partially offset by a 14% pricing increase for renewable fuels inputs due to lower crop yields, which made it more difficult to source corn for our ethanol processing facilities.

All Other Segments

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$538	$(2,073)	$2,611	NM*
Corporate and Other COGS	$(957)	$(535)	$(422)	NM*
*NM - not meaningful

There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended November 30, 2019.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$168,331	$156,143	$12,188	7.8%

Increased marketing, general and administrative expenses during the three months ended November 30, 2019, were primarily due to increased maintenance expenses associated with our information technology platforms, increased consulting expenses related to implementation of our new ERP software and increased payroll expenses for employees that joined CHS following our acquisition of WCD, which were not included in the comparable period of the prior year.

Interest Expense

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Interest expense	$34,971	$38,908	$(3,937)	(10.1)%

There were no significant changes to the amount of interest expense during the three months ended November 30, 2019; however, the overall decrease resulted from lower interest rates during the three months ended November 30, 2019, and decreased average outstanding debt balances compared to the same period of the prior year.

Other Income

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Other income	$13,498	$25,134	$(11,636)	(46.3)%

Other income decreased primarily as a result of non-operating gains recognized during the three months ended November 30, 2018, that did not reoccur during the three months ended November 30, 2019.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$49,662	$66,508	$(16,846)	(25.3)%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments decreased during the three months ended November 30, 2019, compared to the same period during the prior year, primarily due to lower equity income associated with our equity method investments in CF Nitrogen, Ardent Mills and Ventura Foods, which decreased by a total of $14.2 million. The decreased equity method income for these investments was driven by reduced urea and UAN pricing for CF Nitrogen, lower product margins and volumes as a result of customer consolidation for Ardent Mills and increased marketing, general and administrative expenses for Ventura Foods.

Income Tax Expense

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$6,664	$20,117	$(13,453)	(66.9)%

During the three months ended November 30, 2019, we experienced a decrease in income tax expense when compared to the same period of the prior fiscal year, primarily as a result of decreased taxable income during the three months ended November 30, 2019, as well as the equity management assumptions used in fiscal 2020. Effective tax rates for the three months ended November 30, 2019 and 2018, were 3.6% and 5.5%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.7% and 24.6% for the three months ended November 30, 2019 and 2018, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

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

On November 30, 2019, we had working capital, defined as current assets less current liabilities, of $992.5 million, and a current ratio, defined as current assets divided by current liabilities, of 1.2 compared to working capital of $1.1 billion and a current ratio of 1.2 on August 31, 2019. On November 30, 2018, we had working capital of $933.8 million and a current ratio of 1.1 compared to working capital of $759.0 million and a current ratio of 1.1 on August 31, 2018.

As of November 30, 2019, we had cash and cash equivalents of $192.8 million, total equities of $8.6 billion, long-term debt (including current maturities) of $1.8 billion and notes payable of $2.2 billion. Our capital allocation priorities include paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, maintaining the safety and compliance of our operations, and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

Fiscal 2020 and 2019 Activity

During fiscal 2019, we completed the acquisition of the remaining 75% ownership interest in WCD that we did not previously own by paying $106.7 million, of which net cash flows were reduced by $8.0 million of cash acquired. WCD is now included in our Ag segment and deepens our presence in the agronomy products market. See Note 15, Acquisitions, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Also during fiscal 2019, we completed planned major maintenance activities, which contributed to cash outflows of $232.1 million for the year ended August 31, 2019.

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

The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of November 30, 2019, total availability under the Securitization Facility was $601.5 million, of which $601.0 million had been utilized.

On September 6, 2019, we renewed our repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2019, and August 31, 2019, the outstanding balance under the Repurchase Facility was $150.0 million.

Cash Flows

The following table presents summarized cash flow data for the three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,		Change
	2019	2018	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$160,701	$(94,798)	$255,499	269.5%
Net cash provided by (used in) investing activities	(114,949)	(154,776)	39,827	25.7%
Net cash provided by (used in) financing activities	(71,882)	49,061	(120,943)	(246.5)%
Effect of exchange rate changes on cash and cash equivalents	(1,153)	(1,535)	382	24.9%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(27,283)	$(202,048)	$174,765	86.5%

Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $255.5 million increase of cash generated by operating activities reflects a combination of working capital decreases, primarily associated with decreased receivables, and increased accounts payable and accruals, which was partially offset by other changes, including decreased net income.

The $39.8 million decrease in cash used in investing activities primarily reflects increased collections of $142.1 million associated with CHS Capital notes receivable, which was partially offset by increased acquisitions of property, plant and equipment and decreased collections associated with financing extended to non-CHS Capital customers.

The $120.9 million decrease in cash from financing activities primarily reflects increased net cash outflows associated with our notes payable and long-term debt facilities, which was partially offset by decreased equity redemption payments of $18.6 million.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures, major repairs, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2020:

•
Capital expenditures. We expect total capital expenditures for fiscal 2020 to be approximately $532.0 million, compared to capital expenditures of $443.2 million in fiscal 2019. During the three months ended November 30, 2019, we acquired property, plant and equipment of $131.8 million.

•
Debt and interest. We expect to repay approximately $39.2 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $76.2 million during fiscal 2020.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at November 30, 2019. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2020.

•	Patronage. Our Board of Directors authorized approximately $90.0 million of our fiscal 2019 patronage sourced earnings to be paid to our member owners during fiscal 2020.

•
Equity redemptions. Our Board of Directors authorized and we expect total redemptions of approximately $90.0 million to be distributed in fiscal 2020 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members.

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

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of November 30, 2019:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	Fiscal Year	(Dollars in thousands)
Committed Five-Year Unsecured Facility	2024	$2,750,000	$245,000	LIBOR or Base Rate + 0.00% to 1.45%
Uncommitted Bilateral Facilities	2020	630,000	530,000	LIBOR or Base Rate + 0.00% to 1.05%

Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024.

In addition to our primary revolving lines of credit, as of November 30, 2019, we had a three-year $315.0 million committed revolving pre-export credit facility for CHS Agronegocio Industria e Comercio Ltda ("CHS Agronegocio"), our wholly-owned subsidiary, to provide financing for its working capital needs arising from its purchases and sales of grains, fertilizers and other agricultural products that was scheduled to expire in April 2020. No amounts were outstanding under the facility as of November 30, 2019, and we exited this line of credit on December 31, 2019.

In addition to our uncommitted bilateral facilities above, our wholly-owned subsidiaries CHS Europe S.a.r.l and CHS Agronegocio had uncommitted lines of credit with $359.2 million outstanding as of November 30, 2019. In addition, our other international subsidiaries had lines of credit outstanding of $149.0 million as of November 30, 2019, of which $49.8 million was collateralized.

Long-term Debt Financing

The following table presents summarized long-term debt data (including current maturities) as of November 30, 2019, and August 31, 2019:

	November 30, 2019	August 31, 2019
	(Dollars in thousands)
Private placement debt	$1,356,886	$1,379,840
Bank financing	366,000	366,000
Finance lease obligations	27,141	28,239
Other notes and contract payable	7,468	18,601
Deferred financing costs	(3,427)	(3,569)
	$1,754,068	$1,789,111

CHS Capital Financing

For a description of the Securitization Facility, see above in Fiscal 2020 and 2019 Activity.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. Total outstanding commitments under the program were $122.5 million as of November 30, 2019, of which $73.6 million was borrowed with an interest rate of 2.98%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.4% as of November 30, 2019, and are due upon demand. Borrowings under these notes totaled $62.2 million as of November 30, 2019.

On September 30, 2019, CHS Capital entered into a credit agreement with a revolving note. Under this agreement, CHS Capital has available capacity of $150.0 million of which no amount was outstanding as of November 30, 2019.

Covenants

Our long-term debt is mostly unsecured; however, restrictive covenants under various debt agreements require maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2019. Based on our current 2020 projections, we expect continued covenant compliance.

All outstanding private placement notes conform to financial covenants applicable to those of our amended and restated five-year unsecured revolving credit facility. The notes provide that if our ratio of consolidated funded debt to consolidated cash flows is greater than 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the three months ended November 30, 2019 and 2018, our ratio of funded debt to consolidated cash flows remained below 3.0 to 1.0.

Patronage and Equity Redemptions

In accordance with our bylaws and upon approval by our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. For the year ended August 31, 2019, our Board of Directors authorized distributions of $562.4 million, with qualified cash distributions of $90.0 million and nonqualified equity distributions of $472.4 million.

In accordance with authorization from our Board of Directors, we expect total redemptions related to the year ended August 31, 2019, that will be distributed in fiscal 2020, to be approximately $90.0 million and to be in the form of qualified and nonqualified equity owned by individual producer members and associations. During the three months ended November 30, 2019, $5.4 million of that amount was redeemed in cash, compared to $24.1 million redeemed in cash during the three months ended November 30, 2018.

Preferred Stock

The following is a summary of our outstanding preferred stock as of November 30, 2019, all shares of which are listed on the Global Select Market of Nasdaq:

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

(b)
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2, accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month LIBOR plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.

(c)
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3, accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month LIBOR plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.

(d)
Preferred stock is redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.

(e)	The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2003 through 2010.

(f)	Shares of Class B Cumulative Redeemable Preferred Stock, Series 1, were issued on September 26, 2013; August 25, 2014; March 31, 2016; and March 30, 2017.
Dividends paid on our preferred stock during the three months ended November 30, 2019 and 2018, were $42.2 million.

Off-Balance Sheet Financing Arrangements

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2019, our bank covenants allowed maximum guarantees of $1.0 billion, of which $178.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2019.

Debt

We have no material off-balance sheet debt.

Loan Participations

We engaged in off-balance sheet arrangements through certain loan participation agreements. Refer to further details about these arrangements in Note 3, Receivables, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended August 31, 2019.

Contractual Obligations

Our contractual obligations presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2019, have not materially changed during the three months ended November 30, 2019.

Critical Accounting Policies

Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2019, have not materially changed during the three months ended November 30, 2019.

Effect of Inflation and Foreign Currency Transactions

We believe that inflation and foreign currency fluctuations have not had a material effect on our operations, since we conduct an insignificant portion of our business in foreign currencies.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience material changes in market risk exposures for the period ended November 30, 2019, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of November 30, 2019. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting disclosed within Management's Annual Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended August 31, 2019.

Status of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Remediation Actions Taken During the Quarter Ended November 30, 2019

The following remediation efforts were taken during the quarter ended November 30, 2019:

•
Held bi-weekly steering committee meetings consisting of senior finance, legal, information technology ("IT"), operational and human resources leaders to oversee the design and implementation of remediation plans.

•	Continued developing, executing and monitoring of detailed remediation plans in response to each of the remaining previously identified material weaknesses.

Ongoing Remediation Efforts

We are continuing to enhance our overall financial control environment through the following:

•
Continued execution of our plans designed to remediate the two remaining previously identified material weaknesses, including (1) implementing and reinforcing an adequate process for monitoring proper functioning of internal controls to verify that our accounting policies and procedures are consistently and adequately being performed as relevant by a sufficient number of resources with appropriate knowledge and training and (2) designing and maintaining effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements and testing the effectiveness of remediated controls.

•
Continued hiring for our teams in functional areas as necessary to ensure the size and skill set of those teams is adequate given the size, scale and complexity of our organization, industry and required internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended November 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, our management believes any resulting liabilities, individually or in aggregate, will not have a material effect on our condensed consolidated financial statements during any fiscal year.

ITEM 1A.     RISK FACTORS

There were no material changes to our risk factors during the period covered by this report. See the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2019.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Amendment No. 1 to Master Framework Agreement, dated as of September 4, 2018 (“Framework Agreement”), by and among MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) and each other financial institution from time to time party thereto, as MFA Buyers, MUFG Bank, Ltd., as agent for the MFA Buyers, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers.

10.2	Amendment No. 2 to the Framework Agreement, dated as of September 4, 2018.
10.3	Amendment No. 3 to the CHS Inc. Deferred Compensation Plan (2015 Restatement).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the CHS Inc. Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 8, 2020	By:	/s/ Angela Olsonawski
Angela Olsonawski
Senior Vice President, Interim Chief Financial Officer and Corporate Treasurer