Form 10-Q
period 2020-02-29
CHS INC
filed 2020-04-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2020.
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0251095 (I.R.S. Employer Identification Number)

5500 Cenex Drive Inver Grove Heights, Minnesota 55077 (Address of principal executive offices, including zip code)	(651) 355-6000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
8% Cumulative Redeemable Preferred Stock	CHSCP	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	CHSCO	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	CHSCN	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	CHSCM	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	CHSCL	The Nasdaq Stock Market LLC

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" or "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 29, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2020	August 31, 2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$239,799	$211,179
Receivables	2,042,677	2,731,209
Inventories	3,668,606	2,854,288
Other current assets	1,216,885	865,919
Total current assets	7,167,967	6,662,595
Investments	3,630,840	3,683,996
Property, plant and equipment	5,035,540	5,088,708
Other assets	1,188,268	1,012,195
Total assets	$17,022,615	$16,447,494
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,102,325	$2,156,108
Current portion of long-term debt	27,115	39,210
Accounts payable	1,952,677	1,931,415
Accrued expenses	502,839	555,323
Other current liabilities	1,464,238	901,651
Total current liabilities	6,049,194	5,583,707
Long-term debt	1,732,107	1,749,901
Other liabilities	617,358	496,356
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,849,513	4,988,877
Accumulated other comprehensive loss	(239,156)	(226,933)
Capital reserves	1,740,983	1,584,158
Total CHS Inc. equities	8,615,378	8,610,140
Noncontrolling interests	8,578	7,390
Total equities	8,623,956	8,617,530
Total liabilities and equities	$17,022,615	$16,447,494

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(Dollars in thousands)
Revenues	$6,598,226	$6,483,539	$14,219,711	$14,967,828
Cost of goods sold	6,283,171	6,056,126	13,579,113	14,069,774
Gross profit	315,055	427,413	640,598	898,054
Marketing, general and administrative expenses	199,570	177,768	367,901	333,911
Operating earnings	115,485	249,645	272,697	564,143
Interest expense	33,411	41,269	68,382	80,177
Other income	(11,352)	(11,763)	(24,850)	(36,897)
Equity income from investments	(34,398)	(41,716)	(84,060)	(108,224)
Income before income taxes	127,824	261,855	313,225	629,087
Income tax expense	2,130	13,551	8,794	33,668
Net income	125,694	248,304	304,431	595,419
Net income (loss) attributable to noncontrolling interests	247	(462)	1,102	(851)
Net income attributable to CHS Inc.	$125,447	$248,766	$303,329	$596,270

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(Dollars in thousands)
Net income	$125,694	$248,304	$304,431	$595,419
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	3,746	2,002	8,819	4,103
Cash flow hedges	(5,812)	9,969	(11,684)	8,662
Foreign currency translation adjustment	(8,519)	2,913	(9,358)	2,508
Other comprehensive (loss) income, net of tax	(10,585)	14,884	(12,223)	15,273
Comprehensive income	115,109	263,188	292,208	610,692
Comprehensive income (loss) attributable to noncontrolling interests	247	(462)	1,102	(851)
Comprehensive income attributable to CHS Inc.	$114,862	$263,650	$291,106	$611,543

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 29, 2020	February 28, 2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$304,431	$595,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	272,652	271,911
Equity income from investments, net of distributions received	40,109	4,940
Provision for doubtful accounts	1,883	6,988
Deferred taxes	(5,763)	33,439
Other, net	4,181	1,798
Changes in operating assets and liabilities, net of acquisitions:
Receivables	507,844	177,334
Inventories	(814,318)	(786,527)
Accounts payable and accrued expenses	(54,786)	(291,812)
Other, net	45,365	(138,741)
Net cash provided by (used in) operating activities	301,598	(125,251)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(224,962)	(177,991)
Proceeds from disposition of property, plant and equipment	6,959	25,680
Expenditures for major maintenance	(8,809)	(2,634)
Changes in CHS Capital notes receivable, net	209,608	(30,508)
Financing extended to customers	(4,475)	(6,660)
Payments from customer financing	8,709	79,809
Other investing activities, net	12,805	14,041
Net cash used in investing activities	(165)	(98,263)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	11,403,077	12,360,325
Payments on notes payable, long-term debt and capital lease obligations	(11,486,347)	(12,000,939)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(8,834)	(30,753)
Cash patronage dividends paid	(90,030)	(74,980)
Other financing activities, net	(13,079)	(30,332)
Net cash (used in) provided by financing activities	(279,547)	138,987
Effect of exchange rate changes on cash and cash equivalents	(5,613)	(2,051)
Increase (decrease) in cash and cash equivalents and restricted cash	16,273	(86,578)
Cash and cash equivalents and restricted cash at beginning of period	299,675	543,940
Cash and cash equivalents and restricted cash at end of period	$315,948	$457,362

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

Adopted

We adopted ASC Topic 842 as of September 1, 2019, using the modified retrospective approach. In addition, we used the additional optional transition method and package of practical expedients in the period of adoption without retrospective adjustment to previous periods presented, although we elected not to apply the hindsight practical expedient available under the standard. As a result of using the modified retrospective method, prior periods have not been restated, and a $33.7 million cumulative-effect adjustment was recorded to increase the opening balance of capital reserves as of the adoption date related to recognition of previously deferred gains associated with the sale-leaseback of our primary corporate office building located in Inver Grove Heights, Minnesota. Additionally, adoption of ASC Topic 842 resulted in the recognition of operating lease right of use assets and associated lease liabilities of $268.4 million and $267.0 million, respectively, as of September 1, 2019. Adoption of ASC Topic 842 did not have a material impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Additional information and further disclosures related to our leases and lease-related financial statement amounts are included within Note 14, Leases.

Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC Topic 326"): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to capital reserves as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. The impact of adoption will depend on the composition of our portfolio at the adoption date and we are currently evaluating the impact of adoption on our condensed consolidated financial statements through various data gathering activities, development of a credit loss model and accounting policy election determinations.

Note 2        Revenues

The following table presents revenues recognized under ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 29, 2020, and February 28, 2019. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 842, Leases, and ASC Topic 470, Debt, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 29, 2020	(Dollars in thousands)
Energy	$1,375,905	$85,145	$—	$1,461,050
Ag	1,066,783	4,035,447	21,972	5,124,202
Corporate and Other	5,343	—	7,631	12,974
Total revenues	$2,448,031	$4,120,592	$29,603	$6,598,226

Three Months Ended February 28, 2019
Energy	$1,310,529	$164,248	$—	$1,474,777
Ag	984,000	3,976,765	33,780	4,994,545
Corporate and Other	4,744	—	9,473	14,217
Total revenues	$2,299,273	$4,141,013	$43,253	$6,483,539

Six Months Ended February 29, 2020
Energy	$3,069,753	$286,720	$—	$3,356,473
Ag	2,425,409	8,351,534	59,114	10,836,057
Corporate and Other	10,883	—	16,298	27,181
Total revenues	$5,506,045	$8,638,254	$75,412	$14,219,711

Six Months Ended February 28, 2019
Energy	$3,173,056	$463,009	$—	$3,636,065
Ag	2,339,825	8,890,193	69,924	11,299,942
Corporate and Other	9,978	—	21,843	31,821
Total revenues	$5,522,859	$9,353,202	$91,767	$14,967,828

Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Contract Assets and Contract Liabilities

Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional upon the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point-in-time exceeds the amount billed to the customer. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were not material as of February 29, 2020, and August 31, 2019.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $552.6 million and $207.5 million as of February 29, 2020, and August 31, 2019, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 29, 2020, and February 28, 2019, we recognized revenues of $39.6 million and $45.8 million, respectively. For the six months ended February 29, 2020, and February 28, 2019, we recognized revenues of $131.6 million and $130.1 million, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective periods.

Note 3        Receivables

	February 29, 2020	August 31, 2019
	(Dollars in thousands)
Trade accounts receivable	$1,373,701	$1,803,284
CHS Capital short-term notes receivable	412,593	592,909
Other	439,624	511,821
Gross receivables	2,225,918	2,908,014
Less: allowances and reserves	183,241	176,805
Total receivables	$2,042,677	$2,731,209

Receivables are comprised of trade accounts receivable, short-term notes receivable in our wholly-owned subsidiary, CHS Capital, LLC ("CHS Capital"), and other receivables, less an allowance for doubtful accounts.

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of capital stock from certain regional cooperatives. These loans are originated in various states, primarily in the Upper Midwest region of the United States, the most significant of which include Minnesota, North Dakota and Wisconsin. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes.

In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $144.1 million and $180.0 million as of February 29, 2020, and August 31, 2019, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 29, 2020, and August 31, 2019, the commercial notes represented 58% and 41%, respectively, and the producer notes represented 42% and 59%, respectively, of total CHS Capital notes receivable.

CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of February 29, 2020, CHS Capital customers had additional available credit of $632.0 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 29, 2020, or August 31, 2019.

Note 4        Inventories

	February 29, 2020	August 31, 2019
	(Dollars in thousands)
Grain and oilseed	$1,305,372	$1,024,645
Energy	783,807	717,378
Agronomy	1,423,429	954,037
Processed grain and oilseed	107,434	109,900
Other	48,564	48,328
Total inventories	$3,668,606	$2,854,288

As of February 29, 2020, we valued approximately 15% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value (16% as of August 31, 2019). If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $124.3 million and $215.0 million as of February 29, 2020, and August 31, 2019, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to the final year-end LIFO inventory valuation. Subsequent to February 29, 2020, we experienced a significant decline in the value of our energy inventories. If in the future, management concludes that such decline in value will not recover by August 31, 2020, we would record a material charge to reflect the lower valuations at that time.

Note 5        Investments

	February 29, 2020	August 31, 2019
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,683,405	$2,708,942
Ventura Foods, LLC	377,307	374,516
Ardent Mills, LLC	208,422	209,027
Other equity method investments	237,957	267,247
Other investments	123,749	124,264
Total investments	$3,630,840	$3,683,996

Equity Method Investments

Joint ventures and other investments, in which we have significant ownership and influence but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our primary equity method investments are described below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally measured at cost, unless an impairment or other observable market price change occurs requiring an adjustment.

CF Nitrogen

We have a $2.7 billion investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen based upon our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen. For the three months ended February 29, 2020, and February 28, 2019, equity earnings were $27.9 million and $35.5 million, respectively. For the six months ended February 29, 2020, and February 28, 2019, equity earnings were $62.8 million and $76.5 million, respectively. These amounts are included as equity income from investments in our Nitrogen Production segment.

The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 29, 2020, and February 28, 2019:

	Six Months Ended
	February 29, 2020	February 28, 2019

Net sales	$1,297,018	$1,435,468
Gross profit	297,630	345,549
Net earnings	280,599	328,284
Earnings attributable to CHS Inc.	62,757	76,457

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ventura Foods and Ardent Mills for the six months ended February 29, 2020, and February 28, 2019:

	Six Months Ended
	February 29, 2020	February 28, 2019

Net sales	$2,840,793	$2,950,254
Gross profit	302,160	270,223
Net earnings	110,280	54,568
Earnings attributable to CHS Inc.	29,188	32,095

Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in the aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 29, 2020. The table below summarizes our notes payable as of February 29, 2020, and August 31, 2019.

	February 29, 2020	August 31, 2019
	(Dollars in thousands)
Notes payable	$1,430,668	$1,330,550
CHS Capital notes payable	671,657	825,558
Total notes payable	$2,102,325	$2,156,108

As of February 29, 2020, our primary line of credit was a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of February 29, 2020, and August 31, 2019, the outstanding balance on this facility was $300.0 million and $335.0 million, respectively. Additionally, on September 30, 2019, CHS Capital entered into a credit agreement with a revolving note. Under this agreement, CHS Capital has available capacity of $150.0 million of which no amount was outstanding as of February 29, 2020.

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

On September 6, 2019, we renewed our repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 29, 2020, and August 31, 2019, the outstanding balance under the Repurchase Facility was $150.0 million.

Interest expense for the three months ended February 29, 2020, and February 28, 2019, was $33.4 million and $41.3 million, respectively, net of capitalized interest of $3.4 million and $2.6 million, respectively. Interest expense for the six months ended February 29, 2020, and February 28, 2019, was $68.4 million and $80.2 million, respectively, net of capitalized interest of $6.2 million and $4.6 million, respectively.

Note 7        Equities

Changes in Equities

Changes in equities for the three and six months ended February 29, 2020, and February 28, 2019, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2019	$3,753,493	$29,074	$1,206,310	$2,264,038	$(226,933)	$1,584,158	$7,390	$8,617,530
Reversal of prior year redemption estimates	5,447	—	—	—	—	—	—	5,447
Redemptions of equities	(4,721)	(54)	(672)	—	—	—	—	(5,447)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	33,707	—	33,707
Other, net	(8)	—	(39)	—	—	(1,312)	410	(949)
Net income	—	—	—	—	—	177,882	855	178,737
Other comprehensive loss, net of tax	—	—	—	—	(1,638)	—	—	(1,638)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(28,504)	—	(28,504)
Estimated 2020 equity redemptions	(91,633)	—	—	—	—	—	—	(91,633)
Balances, November 30, 2019	$3,662,578	$29,020	$1,205,599	$2,264,038	$(228,571)	$1,681,597	$8,655	$8,622,916
Reversal of prior year patronage and redemption estimates	3,387	—	(472,398)	—	—	562,398	—	93,387
Distribution of 2019 patronage refunds	—	—	474,066	—	—	(564,096)	—	(90,030)
Redemptions of equities	(2,998)	(20)	(369)	—	—	—	—	(3,387)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(201)	—	3	—	—	10	(324)	(512)
Net income	—	—	—	—	—	125,447	247	125,694
Other comprehensive loss, net of tax	—	—	—	—	(10,585)	—	—	(10,585)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(22,206)	—	(22,206)
Estimated 2020 equity redemptions	(49,154)	—	—	—	—	—	—	(49,154)
Balances, February 29, 2020	$3,613,612	$29,000	$1,206,901	$2,264,038	$(239,156)	$1,740,983	$8,578	$8,623,956

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028
Reversal of prior year redemption estimates	24,072	—	—	—	—	—	—	24,072
Redemptions of equities	(22,004)	(183)	(1,885)	—	—	—	—	(24,072)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Reclassification of unrealized (gain) loss on investments	—	—	—	—	(4,706)	4,706	—	—
Other, net	(409)	—	(26)	—	—	3,436	318	3,319
Net income (loss)	—	—	—	—	—	347,504	(389)	347,115
Other comprehensive income, net of tax	—	—	—	—	389	—	—	389
Estimated 2019 cash patronage refunds	—	—	—	—	—	(89,344)	—	(89,344)
Estimated 2019 equity redemptions	(50,081)	—	—	—	—	—	—	(50,081)
Balances, November 30, 2018	$3,789,158	$29,315	$740,467	$2,264,038	$(204,232)	$1,663,971	$9,375	$8,292,092
Reversal of prior year patronage and redemption estimates	6,681	—	(345,330)	—	—	420,330	—	81,681
Distribution of 2018 patronage refunds	—	—	349,353	—	—	(424,333)	—	(74,980)
Redemptions of equities	(5,988)	(74)	(619)	—	—	—	—	(6,681)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(774)	—	2,589	—	—	(2,888)	(581)	(1,654)
Net income (loss)	—	—	—	—	—	248,766	(462)	248,304
Other comprehensive income, net of tax	—	—	—	—	14,884	—	—	14,884
Estimated 2019 cash patronage refunds	—	—	—	—	—	(69,400)	—	(69,400)
Estimated 2019 equity redemptions	(39,850)	—	—	—	—	—	—	(39,850)
Balances, February 28, 2019	$3,749,227	$29,241	$746,460	$2,264,038	$(189,348)	$1,794,279	$8,332	$8,402,229

Preferred Stock Dividends

The following is a summary of dividends per share by class of preferred stock for the three and six months ended February 29, 2020, and February 28, 2019.

		Three Months Ended		Six Months Ended
	Nasdaq symbol	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Class of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	0.49	0.49	1.48	1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	0.44	0.44	1.33	1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	0.42	0.42	1.27	1.27
Class B Cumulative Redeemable, Series 4	CHSCL	0.47	0.47	1.41	1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three and six months ended February 29, 2020, and February 28, 2019:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2019, net of tax	$(172,478)	$15,297	$(69,752)	$(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(85)	(3,331)	(2,411)	(5,827)
Amounts reclassified out	4,977	(4,473)	—	504
Total other comprehensive income (loss), before tax	4,892	(7,804)	(2,411)	(5,323)
Tax effect	181	1,932	1,572	3,685
Other comprehensive income (loss), net of tax	5,073	(5,872)	(839)	(1,638)
Balance as of November 30, 2019, net of tax	$(167,405)	$9,425	$(70,591)	$(228,571)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	(5,975)	(8,540)	(14,515)
Amounts reclassified out	4,977	(1,747)	—	3,230
Total other comprehensive income (loss), before tax	4,977	(7,722)	(8,540)	(11,285)
Tax effect	(1,231)	1,910	21	700
Other comprehensive income (loss), net of tax	3,746	(5,812)	(8,519)	(10,585)
Balance as of February 29, 2020, net of tax	$(163,659)	$3,613	$(79,110)	$(239,156)

	Pension and Other Postretirement Benefits	Unrealized Net Gain on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	175	—	(317)	(25)	(167)
Amounts reclassified out	2,565	—	(1,475)	—	1,090
Total other comprehensive income (loss), before tax	2,740	—	(1,792)	(25)	923
Tax effect	(639)	—	485	(380)	(534)
Other comprehensive income (loss), net of tax	2,101	—	(1,307)	(405)	389
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of November 30, 2018, net of tax	$(137,818)	$—	$(6,206)	$(60,208)	$(204,232)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	102	—	18,954	3,176	22,232
Amounts reclassified out	2,564	—	(5,677)	—	(3,113)
Total other comprehensive income (loss), before tax	2,666	—	13,277	3,176	19,119
Tax effect	(664)	—	(3,308)	(263)	(4,235)
Other comprehensive income (loss), net of tax	2,002	—	9,969	2,913	14,884
Balance as of February 28, 2019, net of tax	$(135,816)	$—	$3,763	$(57,295)	$(189,348)

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

Components of net periodic benefit costs for the three and six months ended February 29, 2020, and February 28, 2019, are as follows:

	Three Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$10,538	$9,648	$101	$78	$262	$263
Interest cost	5,431	7,099	107	187	187	274
Expected return on assets	(11,671)	(11,242)	—	—	—	—
Prior service cost (credit) amortization	45	42	(28)	(19)	(111)	(139)
Actuarial loss (gain) amortization	5,396	3,087	25	1	(348)	(407)
Settlement loss	—	169	—	—	—	—
Net periodic benefit cost	$9,739	$8,803	$205	$247	$(10)	$(9)

	Six Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$21,076	$19,296	$203	$155	$525	$527
Interest cost	10,861	14,198	214	374	374	547
Expected return on assets	(23,342)	(22,484)	—	—	—	—
Prior service cost (credit) amortization	89	85	(57)	(37)	(223)	(278)
Actuarial loss (gain) amortization	10,791	6,174	49	1	(696)	(814)
Settlement loss	—	169	—	—	—	—
Net periodic benefit cost	$19,475	$17,438	$409	$493	$(20)	$(18)

The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

Any contributions made during fiscal 2020 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 29, 2020, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2020.

Note 9        Income Taxes

Our effective tax rate for the three months ended February 29, 2020, was 1.7%, compared to 5.2% for the three months ended February 28, 2019. Our effective tax rate for the six months ended February 29, 2020, was 2.8%, compared to 5.4% for the six months ended February 28, 2019. The decreased effective tax rate reflects the equity management assumptions used in fiscal 2020.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. We have ongoing federal, state and international income tax audits in various jurisdictions and are evaluating uncertain tax positions that may be challenged by local tax authorities and not fully sustained. These uncertain tax positions are reviewed on an ongoing basis and adjusted in light of facts and circumstances, including progression of tax audits, developments in case law and closing of statutes of limitation. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 29, 2020, and August 31, 2019, are $102.3 million and $93.3 million, respectively.

Subsequent to February 29, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the financial impact on our condensed consolidated financial statements.

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

Many of our business activities are highly seasonal and operating results vary throughout the year. For example, in our Ag segment, our country operations business generally experiences higher volumes and income during the spring planting season and the fall harvest season, and our agronomy business generally experiences higher volumes and income during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and earnings based on producer harvests, world grain prices and demand. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the summer and early fall when gasoline and diesel fuel usage is highest and is subject to global supply and demand forces. Other energy products, such as propane, may experience higher volumes and profitability during the winter heating and crop-drying seasons.

Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, government regulations and policies, world events, and general political and economic conditions.

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

Reconciling amounts primarily represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of individual business segments.

Segment information for the three and six months ended February 29, 2020, and February 28, 2019, is presented in the tables below. Fiscal 2020 results for our Ag segment include results associated with our acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD") that we did not previously own prior to March 1, 2019, which are not included in our prior period results. Refer to further details related to our acquisition of the remaining 75% ownership interest in WCD that we did not previously own in Note 15, Acquisitions.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three months ended February 29, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$1,561,908	$5,127,441	$—	$14,049	$(105,172)	$6,598,226
Intersegment revenues	(100,858)	(3,239)	—	(1,075)	105,172	—
Revenues, net of intersegment revenues	$1,461,050	$5,124,202	$—	$12,974	$—	$6,598,226
Operating earnings (loss)	137,187	(6,809)	(10,559)	(4,334)	—	115,485
Interest expense	(187)	20,759	11,971	3,032	(2,164)	33,411
Other income	(938)	(11,395)	(348)	(835)	2,164	(11,352)
Equity (income) loss from investments	(609)	4,672	(27,923)	(10,538)	—	(34,398)
Income (loss) before income taxes	$138,921	$(20,845)	$5,741	$4,007	$—	$127,824

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three months ended February 28, 2019	(Dollars in thousands)
Revenues, including intersegment revenues	$1,570,968	$4,998,137	$—	$16,694	$(102,260)	$6,483,539
Intersegment revenues	(96,191)	(3,592)	—	(2,477)	102,260	—
Revenues, net of intersegment revenues	$1,474,777	$4,994,545	$—	$14,217	$—	$6,483,539
Operating earnings (loss)	301,721	(47,129)	(9,880)	4,933	—	249,645
Interest expense	(1,652)	25,398	15,342	3,299	(1,118)	41,269
Other income	(2,217)	(10,257)	(392)	(15)	1,118	(11,763)
Equity (income) loss from investments	(995)	128	(35,542)	(5,307)	—	(41,716)
Income (loss) before income taxes	$306,585	$(62,398)	$10,712	$6,956	$—	$261,855

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six months ended February 29, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$3,589,803	$10,843,434	$—	$29,999	$(243,525)	$14,219,711
Intersegment revenues	(233,330)	(7,377)	—	(2,818)	243,525	—
Revenues, net of intersegment revenues	$3,356,473	$10,836,057	$—	$27,181	$—	$14,219,711
Operating earnings (loss)	298,386	(7,226)	(18,381)	(82)	—	272,697
Interest expense	187	41,500	24,101	6,870	(4,276)	68,382
Other income	(1,902)	(22,848)	(1,916)	(2,460)	4,276	(24,850)
Equity (income) loss from investments	(973)	8,829	(62,757)	(29,159)	—	(84,060)
Income (loss) before income taxes	$301,074	$(34,707)	$22,191	$24,667	$—	$313,225
Total assets as of February 29, 2020	$4,627,515	$7,112,493	$2,701,686	$2,580,921	$—	$17,022,615

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six months ended February 28, 2019	(Dollars in thousands)
Revenues, including intersegment revenues	$3,881,048	$11,306,851	$—	$35,761	$(255,832)	$14,967,828
Intersegment revenues	(244,983)	(6,909)	—	(3,940)	255,832	—
Revenues, net of intersegment revenues	$3,636,065	$11,299,942	$—	$31,821	$—	$14,967,828
Operating earnings (loss)	537,360	32,998	(15,008)	8,793	—	564,143
Interest expense	2,585	46,398	29,021	4,062	(1,889)	80,177
Other income	(3,203)	(32,657)	(1,963)	(963)	1,889	(36,897)
Equity (income) loss from investments	(1,068)	1,337	(76,457)	(32,036)	—	(108,224)
Income before income taxes	$539,046	$17,920	$34,391	$37,730	$—	$629,087

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

	February 29, 2020
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$253,320	$—	$39,276	$214,044
Foreign exchange derivatives	6,274	—	5,635	639
Embedded derivative asset	18,281	—	—	18,281
Total	$277,875	$—	$44,911	$232,964
Derivative Liabilities
Commodity derivatives	$207,978	$4,300	$72,867	$130,811
Foreign exchange derivatives	52,817	—	5,635	47,182
Total	$260,795	$4,300	$78,502	$177,993

	August 31, 2019
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$215,030	$—	$58,726	$156,304
Foreign exchange derivatives	10,334	—	7,108	3,226
Embedded derivative asset	21,364	—	—	21,364
Total	$246,728	$—	$65,834	$180,894
Derivative Liabilities
Commodity derivatives	$223,410	$4,191	$41,647	$177,572
Foreign exchange derivatives	20,609	—	7,108	13,501
Total	$244,019	$4,191	$48,755	$191,073

Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets, excluding derivatives designated as cash flow or fair value hedges, recorded on our Condensed Consolidated Balance Sheets at February 29, 2020, and August 31, 2019, was $15.4 million and $26.6 million, respectively. The amount of long-term derivative liabilities, excluding derivatives designated as cash flow or fair value hedges, recorded on our Condensed Consolidated Balance Sheets at February 29, 2020, and August 31, 2019, was $2.7 million and $7.4 million, respectively.

The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2020, and February 28, 2019.

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$100,268	$72,010	$142,942	$65,563
Foreign exchange derivatives	Cost of goods sold	(37,148)	8,284	(47,309)	27,981
Foreign exchange derivatives	Marketing, general and administrative expenses	195	(583)	1,938	(1,414)
Embedded derivative	Other income	348	392	1,917	1,963
Total		$63,663	$80,103	$99,488	$94,093

Commodity Contracts

As of February 29, 2020, and August 31, 2019, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts accounted for as derivative instruments.

	February 29, 2020		August 31, 2019
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	525,334	730,285	547,096	717,522
Energy products (barrels)	13,197	8,940	13,895	4,663
Processed grain and oilseed (tons)	414	2,283	597	2,454
Crop nutrients (tons)	32	23	76	23
Ocean freight (metric tons)	90	90	295	85
Natural gas (MMBtu)	—	—	130	—

Foreign Exchange Contracts

We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $1.2 billion and $894.7 million as of February 29, 2020, and August 31, 2019, respectively.

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

Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $1.9 million were recognized in other income in our Condensed Consolidated Statements of Operations for the six months ended February 29, 2020, and February 28, 2019. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheet as of February 29, 2020, was equal to $18.3 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Fair Value or Cash Flow Hedging Strategies

Fair Value Hedges

As of February 29, 2020, and August 31, 2019, we had outstanding interest rate swaps with an aggregate notional amount of $365.0 million designated as fair value hedges of portions of our fixed-rate debt that is due between fiscal 2021 and fiscal 2025. Our objective in entering into these transactions is to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate ("LIBOR"), in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt are recorded contemporaneously each period and only create an impact to earnings to the extent the hedge is ineffective.

The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line item on our Condensed Consolidated Balance Sheets in which they are recorded.

Balance Sheet Location	February 29, 2020	August 31, 2019
	(Dollars in thousands)
Other assets	$12,649	$9,841

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2020, and February 28, 2019.

		Three Months Ended		Six Months Ended
Gain (Loss) on Fair Value Hedging Relationships	Location of Gain (Loss)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
		(Dollars in thousands)
Interest rate swaps	Interest expense	$5,763	$(6,052)	$2,808	$(7,007)
Hedged item	Interest expense	(5,763)	6,052	(2,808)	7,007
Total		$—	$—	$—	$—

The following table provides the location and carrying amount of hedged liabilities in our Condensed Consolidated Balance Sheets as of February 29, 2020, and August 31, 2019.

	February 29, 2020		August 31, 2019
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$337,197	$27,803	$334,389	$30,611

Cash Flow Hedges

In fiscal 2018, our Energy segment began designating certain pay-fixed, receive-variable, cash-settled swaps as cash flow hedges of future crude oil purchases. We also began designating certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of February 29, 2020, and August 31, 2019, the aggregate notional amount of cash flow hedges was 6.0 million and 7.7 million barrels, respectively.

The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 29, 2020	August 31, 2019	Balance Sheet Location	February 29, 2020	August 31, 2019
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$25,861	$33,179	Other current liabilities	$13,267	$5,351

The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 29, 2020, and February 28, 2019:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(Dollars in thousands)
Commodity derivatives	$(8,130)	$14,170	$(15,233)	$11,707

The following table presents the pretax gains relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2020, and February 28, 2019:

		Three Months Ended		Six Months Ended
	Location of Gain	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$2,126	$6,102	$6,978	$8,002

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

Recurring fair value measurements as of February 29, 2020, and August 31, 2019, are as follows:

	February 29, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$28,321	$250,860	$—	$279,181
Foreign exchange derivatives	—	6,426	—	6,426
Interest rate swap derivatives	—	12,649	—	12,649
Deferred compensation assets	45,579	—	—	45,579
Embedded derivative asset	—	18,281	—	18,281
Segregated investments	78,816	—	—	78,816
Other assets	5,965	—	—	5,965
Total	$158,681	$288,216	$—	$446,897
Liabilities
Commodity derivatives	$61,080	$160,165	$—	$221,245
Foreign exchange derivatives	—	52,817	—	52,817
Total	$61,080	$212,982	$—	$274,062

	August 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$67,817	$180,392	$—	$248,209
Foreign exchange derivatives	—	10,339	—	10,339
Interest rate swap derivatives	—	9,841	—	9,841
Deferred compensation assets	40,368	—	—	40,368
Embedded derivative asset	—	21,364	—	21,364
Segregated investments	77,777	—	—	77,777
Other assets	6,519	—	—	6,519
Total	$192,481	$221,936	$—	$414,417
Liabilities
Commodity derivatives	$40,305	$188,455	$—	$228,760
Foreign exchange derivatives	—	20,701	—	20,701
Total	$40,305	$209,156	$—	$249,461

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

Segregated investments. Our segregated investments are comprised primarily of U.S. Treasury securities, which are valued using quoted market prices and classified within Level 1.

There were no material transfers between Level 1, Level 2 and Level 3 assets and liabilities during the three and six months ended February 29, 2020, or February 28, 2019.

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

Guarantees

We are a guarantor for lines of credit and performance obligations of related, non-consolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $207.0 million were outstanding on February 29, 2020. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 29, 2020.

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

Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended February 29, 2020	Six Months Ended February 29, 2020
	(Dollars in thousands)
Operating lease expense	$20,538	$36,098
Finance lease expense:
Amortization of assets	1,073	3,262
Interest on lease liabilities	261	485
Short-term lease expense	6,317	9,660
Variable lease expense	710	913
Total net lease expense*	$28,899	$50,418
*Income related to sub-lease activity is not material and has been excluded from the table above.

Supplemental balance sheet information related to operating and finance leases is as follows:

	Balance Sheet Location	February 29, 2020
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$255,764
Liabilities
Current operating lease liabilities	Accrued expenses	55,436
Long-term operating lease liabilities	Other liabilities	201,646
Total operating lease liabilities		$257,082

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$41,973
Liabilities
Current finance lease liabilities	Current portion of long-term debt	6,136
Long-term finance lease liabilities	Long-term debt	22,208
Total finance lease liabilities		$28,344

Weighted average remaining lease term (in years)
Operating leases		8.3
Finance leases		6.7

Weighted average discount rate
Operating leases		3.14%
Finance leases		3.34%

Supplemental cash flow and other information related to operating and finance leases are as follows:

Six Months Ended February 29, 2020
(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$28,368
Operating cash flows from finance leases	485
Financing cash flows from finance leases	3,285
Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	18,162
Right of use asset modifications	3,967

Maturities of lease liabilities as of February 29, 2020, were as follows:

	February 29, 2020
	Finance Leases	Operating Leases
	(Dollars in thousands)
Remainder of fiscal 2020	$3,262	$31,933
Fiscal 2021	6,501	56,299
Fiscal 2022	5,356	43,066
Fiscal 2023	4,763	33,849
Fiscal 2024	2,800	26,747
After fiscal 2024	7,368	106,739
Total maturities of lease liabilities	30,050	298,633
Less amounts representing interest	1,706	41,551
Present value of future minimum lease payments	28,344	257,082
Less current obligations	6,136	55,436
Long-term obligations	$22,208	$201,646

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

Allocation of the purchase price for this transaction resulted in goodwill of $61.4 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $47.2 million. As this acquisition is not considered to have a material impact on our financial statements, pro forma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our Condensed Consolidated Statements of Operations. Purchase accounting has been finalized and the fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$8,033
Current assets	708,764
Property, plant and equipment	44,064
Goodwill	61,358
Intangible assets	47,200
Other assets	55
Liabilities	(718,262)
Total net assets acquired	$151,212

Operating results for WCD are included in our Condensed Consolidated Statements of Operations from the day of the acquisition on March 1, 2019, including revenues and a loss before income taxes of $178.5 million and $5.1 million, respectively, for the six months ended February 29, 2020.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2020 Second Quarter Highlights

•	Fiscal 2020 Trends Update

•	Operating Metrics

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Financing Arrangements

•	Contractual Obligations

•	Critical Accounting Policies

•	Effect of Inflation and Foreign Currency Transactions

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2019 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I, and the risk factor included in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

•	Nitrogen Production. Consists solely of our equity method investment in CF Nitrogen and produces and distributes nitrogen fertilizer.

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

Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, weather or other events may impact this trend, particularly for IBIT. For example, in our Ag segment, our country operations business generally experiences higher volumes and income during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and income during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and income based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and profitability during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.

* Income (loss) before income taxes experienced deviations from historical trends during fiscal 2019 and fiscal 2018 as a result of gains on sales of noncore assets, recoveries of previously recorded losses and a combination of other factors, including poor weather conditions that negatively impacted our Ag segment operations.

Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grains, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation network, outbreaks of disease, government regulations/policies, global trade disputes and general political/economic conditions.

Foreign Corrupt Practices Act Update. As previously reported in our Annual Report on Form 10-K for the year ended August 31, 2019, in the fourth quarter of fiscal 2018, we contacted the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission ("SEC") to voluntarily self-disclose potential violations of the Foreign Corrupt Practices Act of 1977 ("FCPA") in connection with a small number of reimbursements made to Mexican customs agents in the 2014-2015 time period for payments customs agents made to Mexican customs officials in connection with inspections of grain crossing the U.S.-Mexican border by railcar. In connection with its review of this matter, we have cooperated with the DOJ’s and SEC’s evaluation of other areas of potential interest relating to the FCPA. On February 25, 2020, we received a letter from the DOJ stating that it had closed its inquiry into each of these matters without taking any action against us and acknowledging its appreciation of our cooperation. We are still fully cooperating with the SEC’s ongoing evaluation of these FCPA-related matters. At this time, the SEC has not taken a position on these FCPA-related matters and we are unable to predict when the SEC’s review of these matters will be completed or what regulatory or other outcomes may result.

Business Strategy

Our business strategies focus on an enterprise-wide effort to create an experience that empowers customers to make CHS their first choice, expands market access to add value for our owners, and transforms and evolves our core businesses by capitalizing on changing market dynamics. To execute on these strategies, we are focused on implementing agile, efficient and sustainable new technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2020 Second Quarter Highlights

•
We experienced lower margins in our Energy segment due to less advantageous market conditions in our refined fuels business, which were driven by lower crack spreads and decreased Western Canadian Select ("WCS") crude oil differentials experienced on heavy Canadian crude oil compared to the same period of the prior year.

•
While Ag margins have improved from the prior year, we continued to experience pressure on grain volumes and associated margins due to slow movement of grain, which primarily reflected uncertainty in the grain markets related to trade issues between the United States and its trading partners.

•
We continued to devote considerable resources toward the design, development and implementation of our new enterprise resource planning ("ERP") platform, which will provide an improved platform to execute upon our business strategies.

•
As more fully described in Item 4 of Part I of this Quarterly Report on Form 10-Q, we continued dedicating significant internal and external resources, as well as executive and board focus, to improving our control environment.

Fiscal 2020 Trends Update

As with virtually all other companies in the United States, we are dealing with the recent outbreak and pandemic of the novel coronavirus known as COVID-19. As more fully described in Item 1A of Part II of this Quarterly Report on Form 10-Q, at the time of this filing it is not possible to predict the overall impact of COVID-19 on our business, liquidity, capital resources and financial results. However, we have mobilized our resources (operational, people and financial) to be in a position to best serve our customers, owners and other stakeholders as the social, economic and financial impacts of COVID-19 unfold.

Our Energy and Ag segments operate in cyclical environments. The favorable market conditions experienced by our Energy segment during the first half of fiscal 2019, most notably heavy Canadian crude oil price differentials, returned to lower, more normalized levels during the second half of fiscal 2019 and the first half of fiscal 2020. Unforeseen market conditions can also positively or negatively impact the energy industry, including the significant price decreases that occurred during March 2020 subsequent to the second quarter ended February 29, 2020. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect the uncertain and volatile market conditions in the energy industry to remain through the second half of fiscal 2020.

The agricultural industry continues to operate in a challenging environment that has been characterized by generally lower margins, reduced liquidity and increased leverage that have resulted from a period of reduced commodity prices. In addition, trade relations between the United States and foreign trade partners, particularly those that purchase large quantities of agricultural commodities, while improving, are still not normalized as of the end of our second quarter ended February 29,

2020, resulting in unpredictable impacts to agricultural commodity prices and volumes sold. We are unable to predict how long the current environment will last or how severe the effects will ultimately be on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions, could continue to impact our operations. As a result, we expect revenues, margins and cash flows from our core operations in our Ag segment to remain under pressure through the remainder of fiscal 2020, which will continue to put pressure on associated asset valuations.

Operating Metrics

Energy

Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasolines, distillates and other products. The following table provides information about our consolidated refinery operations.

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	97,863	94,198	91,410	97,136
All other crude oil	75,156	70,078	76,988	66,990
Other feedstocks and blendstocks	12,671	10,356	14,978	14,158
Total refinery throughput volumes	185,690	174,632	183,376	178,284
Refined fuel yields
Gasolines	89,160	78,403	90,721	83,880
Distillates	77,714	77,179	75,321	74,802

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

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (e.g., the price differential between refined products and inputs such as crude oil) and WCS crude oil differentials (e.g., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads and WCS crude oil differentials each decreased during the three and six months ended February 29, 2020, compared to the three and six months ended February 28, 2019, contributing to a significant decline in IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impact our Energy segment.

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Market indicators
WTI crude oil (dollars per barrel)	$55.96	$51.80	$56.03	$58.83
WTI - WCS crude oil differential (dollars per barrel)	$21.56	$23.76	$17.27	$29.36
Group 3 2:1:1 crack spread (dollars per barrel)*	$13.21	$14.90	$15.84	$17.50
Group 3 5:3:2 crack spread (dollars per barrel)*	$12.37	$13.08	$14.90	$15.85
D6 ethanol RIN (dollars per RIN)	$0.1945	$0.2079	$0.1806	$0.1686
D4 ethanol RIN (dollars per RIN)	$0.4616	$0.5256	$0.5102	$0.4482
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains States.

Ag

Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States, as well as internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and six months ended February 29, 2020, and February 28, 2019.

		Three Months Ended		Six Months Ended
	Market Source*	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$3.79	$3.71	$3.81	$3.67
Soybeans (dollars per bushel)	Chicago Board of Trade	$9.00	$8.98	$9.00	$8.79
Wheat (dollars per bushel)	Chicago Board of Trade	$5.47	$4.91	$5.32	$5.00
Urea (dollars per ton)	Green Markets NOLA	$221.00	$255.00	$223.00	$275.00
UAN (dollars per ton)	Green Markets NOLA	$130.00	$200.00	$141.00	$206.00
Ethanol (dollars per gallon)	Chicago Platts	$1.35	$1.27	$1.42	$1.28

Volumes
Grain and oilseed (thousands of bushels)		583,749	616,668	1,203,288	1,315,598
North American grain and oilseed port throughput (thousands of bushels)		127,093	136,999	263,949	314,405
Crop nutrients (thousands of tons)		1,476	1,288	3,327	2,949
Ethanol (thousands of gallons)		225,524	225,992	447,800	472,082
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended February 29, 2020, and February 28, 2019

	Three Months Ended
	February 29, 2020	% of Revenues	February 28, 2019	% of Revenues
	(Dollars in thousands)
Revenues	$6,598,226	100.0%	$6,483,539	100.0%
Cost of goods sold	6,283,171	95.2	6,056,126	93.4
Gross profit	315,055	4.8	427,413	6.6
Marketing, general and administrative expenses	199,570	3.0	177,768	2.7
Operating earnings	115,485	1.8	249,645	3.9
Interest expense	33,411	0.5	41,269	0.6
Other income	(11,352)	(0.2)	(11,763)	(0.2)
Equity income from investments	(34,398)	(0.5)	(41,716)	(0.6)
Income before income taxes	127,824	1.9	261,855	4.0
Income tax expense	2,130	—	13,551	0.2
Net income	125,694	1.9	248,304	3.8
Net income (loss) attributable to noncontrolling interests	247	—	(462)	—
Net income attributable to CHS Inc.	$125,447	1.9%	$248,766	3.8%

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended February 29, 2020. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$138,921	$306,585	$(167,664)	(54.7)%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended February 29, 2020, compared to the same period during the prior year.
+See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The $167.7 million decrease in Energy segment IBIT reflects the following:

•
Lower margins due to less advantageous market conditions in our refined fuels business compared to the same period of the prior year, driven by a combination of decreased crack spreads and decreased WCS crude oil differentials experienced on heavy Canadian crude oil, which is processed by our refineries.

•	Recognition of an $80.8 million gain associated with certain federal excise tax credits during the second quarter of fiscal 2019 that did not reoccur during the current year.

Ag

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(20,845)	$(62,398)	$41,553	(66.6)%

The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended February 29, 2020, compared to the same period during the prior year.
+See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The $41.6 million increase in Ag segment IBIT reflects the following:

•
Despite the continued challenges resulting from the poor weather conditions experienced during fiscal 2019 in the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners, a strong wheat crop and improved weather conditions through February 29, 2020, contributed to improved margins and drove the increase.

•
The improved margins were partially offset by a net decrease in volumes. Decreased volumes across much of the Ag segment were mostly offset by higher volumes associated with certain agronomy products, driven by our acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD"), on March 1, 2019, the results of which were not included in the comparable period of the prior year.

All Other Segments

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$5,741	$10,712	$(4,971)	(46.4)%
Corporate and Other IBIT	$4,007	$6,956	$(2,949)	(42.4)%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Our Nitrogen Production segment IBIT decreased as a result of lower equity method income from our investment in CF Nitrogen during the three months ended February 29, 2020, attributable to decreased market pricing of urea and UAN, which are produced and sold by CF Nitrogen. Corporate and Other IBIT decreased primarily as a result of non-operating gains recognized during the three months ended February 28, 2019, that did not reoccur during the current year, as well as decreased interest income from our financing and hedging businesses due to lower interest rates and lower commissions, respectively.

Revenues by Segment

Energy

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,461,050	$1,474,777	$(13,727)	(0.9)%

The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended February 29, 2020, compared to the same period during the prior year.
The $13.7 million decrease in Energy segment revenues reflects the following:

•	Decreased selling prices for propane driven by global market conditions and product mix contributed to a $60.9 million decrease in revenues.

•	Increased selling prices for refined fuels were driven by global market conditions and product mix and contributed to a partially offsetting $46.4 increase in revenues.

Ag

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,124,202	$4,994,545	$129,657	2.6%

The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended February 29, 2020, compared to the same period during the prior year.
The $129.7 million increase in Ag segment revenues reflects the following:

•
Increased grain and oilseed and feed and farm supply prices were driven by global market conditions and product mix, and contributed to $216.5 million and $105.3 million increases of revenues, respectively. These price increases were partially offset by market-driven price decreases of $151.2 million for certain of our agronomy products.

•
Volume decreases were primarily driven by lower grain and oilseed and feed and farm supply volumes that contributed to $159.9 million and $106.8 million decreases of revenues, respectively. The decreased volumes resulted from a combination of less grain available to trade due to lower yields from the 2019 crop year and continued trade tensions between the United States and foreign trade partners. These volume decreases were partially offset by increased volumes associated with agronomy products, including a $111.0 million increase of revenues for crop nutrient products due to heightened spring demand and a $100.6 million increase of revenues that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the comparable period of the prior year.

All Other Segments

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$12,974	$14,217	$(1,243)	(8.7)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

There were no significant changes to revenues in Corporate and Other during the three months ended February 29, 2020, compared to the same period during the prior year. The overall decrease resulted primarily from lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,270,092	$1,122,626	$147,466	13.1%

The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended February 29, 2020, compared to the same period during the prior year.
The $147.5 million increase in Energy segment COGS reflects the following:

•	Increased pricing for refined fuels driven by global market conditions and product mix contributed to a $142.3 increase of COGS.

•
Increased COGS due to the recognition of an $80.8 million gain associated with certain federal excise tax credits as a reduction of COGS during the second quarter of fiscal 2019 that did not reoccur during the current year.

•	Decreased pricing for propane was driven by global market conditions and product mix, and contributed to an offsetting $77.3 million decrease of COGS.

Ag

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,012,580	$4,933,484	$79,096	1.6%

The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended February 29, 2020, compared to the same period during the prior year.
The $79.1 million increase in Ag segment COGS reflects the following:

•
Increased grain and oilseed and feed and farm supply pricing were driven by global market conditions and product mix, and contributed to $173.4 million and $92.4 million increases of COGS, respectively. Our other Ag segment businesses also generally experienced price increases; however, the price increases were offset by market-driven pricing decreases for certain agronomy products that contributed to a $150.0 million decrease of COGS.

•
Volume decreases were primarily driven by lower grain and oilseed and feed and farm supply volumes that contributed to $159.1 million and $99.3 million decreases of COGS, respectively. The decreased volumes resulted from a combination of challenges experienced in the agricultural commodity market, including poor weather conditions during fiscal 2019 in the agricultural region of the United States that contributed to lower crop yields and fewer acres planted/harvested, and the continued impact of global trade tensions between the United States and foreign trading partners. These volume decreases were partially offset by increased volumes associated with agronomy products, including a $111.1 million increase of COGS for crop nutrient products due to heightened spring demand and an increase of COGS that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the comparable period of the prior year.

All Other Segments

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$996	$2,534	$(1,538)	NM*
Corporate and Other COGS	$(498)	$(2,518)	$2,020	NM*
*NM - not meaningful

There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended February 29, 2020, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$199,570	$177,768	$21,802	12.3%

Increased marketing, general and administrative expenses during the three months ended February 29, 2020, were primarily due to increased expenses associated with the implementation of our new ERP software, increased maintenance expenses associated with our information technology platforms and higher payroll expenses for employees that joined CHS following our acquisition of the remaining 75% ownership interest in WCD, which were not included in the comparable period of the prior year.

Interest Expense

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Interest expense	$33,411	$41,269	$(7,858)	(19.0)%

Interest expense decreased during the three months ended February 29, 2020, as a result of lower interest rates during the three months ended February 29, 2020, and decreased average outstanding debt balances compared to the same period of the prior year.

Other Income

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Other income	$11,352	$11,763	$(411)	(3.5)%

Other income includes interest income and other non-operating income, which did not change significantly during the three months ended February 29, 2020, compared to the same period of the prior year.

Equity Income from Investments

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$34,398	$41,716	$(7,318)	(17.5)%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments decreased during the three months ended February 29, 2020, compared to the same period during the prior year, primarily due to lower equity income associated with our equity method investment in CF Nitrogen, which decreased by a total of $7.6 million, which was driven by reduced urea and UAN pricing for CF Nitrogen.

Income Tax Expense

	Three Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$2,130	$13,551	$(11,421)	(84.3)%

Decreased income tax expense during the three months ended February 29, 2020, was primarily the result of decreased taxable income during the three months ended February 29, 2020, as well as the equity management assumptions used in fiscal 2020. Effective tax rates for the three months ended February 29, 2020, and February 28, 2019, were 1.7% and 5.2%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.7% and 24.6% for the three months ended February 29, 2020, and February 28, 2019, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

Six Months Ended February 29, 2020, and February 28, 2019

	Six Months Ended
	February 29, 2020	% of Revenues	February 28, 2019	% of Revenues
	(Dollars in thousands)
Revenues	$14,219,711	100.0%	$14,967,828	100.0%
Cost of goods sold	13,579,113	95.5	14,069,774	94.0
Gross profit	640,598	4.5	898,054	6.0
Marketing, general and administrative expenses	367,901	2.6	333,911	2.2
Operating earnings	272,697	1.9	564,143	3.8
Interest expense	68,382	0.5	80,177	0.5
Other income	(24,850)	(0.2)	(36,897)	(0.2)
Equity income from investments	(84,060)	(0.6)	(108,224)	(0.7)
Income before income taxes	313,225	2.2	629,087	4.2
Income tax expense	8,794	0.1	33,668	0.2
Net income	304,431	2.1	595,419	4.0
Net income (loss) attributable to noncontrolling interests	1,102	—	(851)	—
Net income attributable to CHS Inc.	$303,329	2.1%	$596,270	4.0%

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the six months ended February 29, 2020. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income Before Income Taxes by Segment

Energy

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$301,074	$539,046	$(237,972)	(44.1)%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the six months ended February 29, 2020, compared to the same period during the prior year.
+See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The $238.0 million decrease in Energy segment IBIT reflects the following:

•
Significantly less advantageous market conditions in our refined fuels business compared to the same period of the prior year drove lower margins. These market conditions were primarily decreased WCS crude oil differentials experienced on heavy Canadian crude oil, which is processed by our refineries and, to a lesser extent, decreased crack spreads.

•	Recognition of an $80.8 million gain associated with certain federal excise tax credits as a reduction of COGS during the second quarter of fiscal 2019 that did not reoccur during the current year.

•
The decreased IBIT was partially offset by increased volumes and improved propane margins due to significant propane demand for crop drying and home heating, particularly during the first quarter of fiscal 2020.

Ag

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(34,707)	$17,920	$(52,627)	(293.7)%

The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the six months ended February 29, 2020, compared to the same period during the prior year.
+See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The $52.6 million decrease in Ag segment IBIT reflects the following:

•
The impact of poor weather conditions experienced during fiscal 2019 in the agricultural region of the United States and continuing global trade tensions between the United States and foreign trading partners continued to negatively impact volumes and margins within agricultural markets. In particular, decreased demand for feed and farm supplies and crop nutrient products during the late and smaller harvest in the fall of 2019 resulted in lower margins.

•
Decreased volumes across much of the Ag segment were mostly offset by increased volumes associated with agronomy products that were primarily attributable to our acquisition of the remaining 75% ownership interest in WCD on March 1, 2019, the results of which were not included in the comparable period of the prior year.

All Other Segments

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$22,191	$34,391	$(12,200)	(35.5)%
Corporate and Other IBIT	$24,667	$37,730	$(13,063)	(34.6)%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Our Nitrogen Production segment IBIT decreased as a result of lower equity method income from our investment in CF Nitrogen during the six months ended February 29, 2020, attributable to decreased market pricing of urea and UAN, which are produced and sold by CF Nitrogen. Corporate and Other IBIT decreased primarily as a result of lower earnings from our investment in Ardent Mills, decreased interest income from our financing and hedging businesses due to lower interest rates and lower trading activity, respectively, and non-operating gains recognized during the six months ended February 28, 2019, that did not reoccur during the current year.

Revenues by Segment

Energy

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$3,356,473	$3,636,065	$(279,592)	(7.7)%

The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the six months ended February 29, 2020, compared to the same period during the prior year.
The $279.6 million decrease in Energy segment revenues reflects the following:

•
Decreased selling prices for refined fuels and propane were driven by global market conditions and product mix, which contributed to $159.0 million and $131.9 million decreases in revenues, respectively.

•
An 11% increase of propane volumes contributed to a $56.1 million increase of revenues, which was partially offset by a 2% decrease of refined fuels volumes that contributed to a $47.2 million decrease of revenues. Increased volumes of propane resulted from significant propane demand for crop drying and home heating. Decreased volumes of refined fuels were attributable primarily to lower demand during the fall harvest as a result of poor weather conditions and a smaller crop to harvest in the fall of 2019 across much of the agricultural region of the United States in which we operate.

Ag

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$10,836,057	$11,299,942	$(463,885)	(4.1)%

The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the six months ended February 29, 2020, compared to the same period during the prior year.
The $463.9 million decrease in Ag segment revenues reflects the following:

•
Volume decreases were primarily driven by lower grain and oilseed and feed and farm supply volumes that contributed to $617.5 million and $202.9 million decreases of revenues, respectively. The decreased volumes resulted from a combination of challenges experienced in the agricultural commodity market, including poor weather conditions during fiscal 2019 in the agricultural region of the United States that contributed to lower crop yields and fewer acres planted/harvested, and the continued impact of global trade tensions between the United States and foreign trading partners. These volume decreases were partially offset by increased volumes associated with agronomy products, including a $123.3 million increase of revenues for crop nutrient products due to heightened spring demand and a $178.5 million increase of revenues that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the comparable period of the prior year.

•
Increased feed and farm supplies and grain and oilseed prices were driven by global market conditions and product mix, and contributed to $125.0 million and $91.8 million increases of revenues, respectively. However, these price increases were mostly offset by market-driven price decreases for other products, including certain agronomy products that lowered revenues by $160.3 million.

All Other Segments

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$27,181	$31,821	$(4,640)	(14.6)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Corporate and Other revenues decreased during the six months ended February 29, 2020, compared to the same period during the prior year, primarily due to lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,956,254	$2,999,297	$(43,043)	(1.4)%

The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the six months ended February 29, 2020, compared to the same period during the prior year.
The $43.0 million decrease in Energy segment COGS reflects the following:

•
Decreased pricing for propane contributed to a $181.0 million decrease of COGS and increased pricing of refined fuels contributed to a partially offsetting COGS increase of $44.2 million as a result of global market conditions and product mix.

•	Recognition of an $80.8 million gain associated with certain federal excise tax credits as a reduction of COGS during the second quarter of fiscal 2019 that did not reoccur during the current year.

•
An 11% increase of propane volumes contributed to a $49.2 million increase of COGS, which was partially offset by a 2% decrease of refined fuels volumes that contributed to a $38.4 million decrease of COGS. Increased volumes of propane resulted from significant propane demand for crop drying and home heating. Decreased volumes of refined fuels were attributable primarily to lower demand during the fall harvest as a result of the poor weather conditions that prevented planting of crops during fiscal 2019 across the agricultural region of the United States in which we operate.

Ag

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$10,622,780	$11,073,069	$(450,289)	(4.1)%

The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the six months ended February 29, 2020, compared to the same period during the prior year.
The $450.3 million decrease in Ag segment COGS reflects the following:

•
Volume decreases were primarily driven by lower grain and oilseed and feed and farm supply volumes that contributed to $611.5 million and $185.1 million decreases of COGS, respectively. The decreased volumes resulted from a combination of challenges experienced in the agricultural commodity market, including poor weather conditions during fiscal 2019 in the agricultural region of the United States in which we operate that contributed to lower crop yields and fewer acres planted/harvested, and the continued impact of global trade tensions between the United States and foreign trading partners. These volume decreases were partially offset by increased volumes associated with agronomy products, including a $120.4 million increase of COGS for crop nutrient products due to heightened spring demand and an increase of COGS that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the comparable period of the prior year.

•
Increased feed and farm supplies, renewable fuels and grain and oilseed prices were driven by global market conditions and product mix, and contributed to $133.1 million, $57.0 million and $39.3 million increases of COGS, respectively. However, the price increases were mostly offset by market-driven price decreases, including for certain agronomy products, that contributed to a $126.1 million decrease of COGS.

All Other Segments

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,534	$461	$1,073	NM*
Corporate and Other COGS	$(1,455)	$(3,053)	$1,598	NM*
*NM - not meaningful

There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the six months ended February 29, 2020, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$367,901	$333,911	$33,990	10.2%

Increased marketing, general and administrative expenses during the six months ended February 29, 2020, were primarily due to increased maintenance expenses associated with our information technology platforms, increased expenses related to the implementation of our new ERP software and elevated payroll expenses for employees that joined CHS following our acquisition of the remaining 75% ownership interest in WCD, which were not included in the comparable period of the prior year.

Interest Expense

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Interest expense	$68,382	$80,177	$(11,795)	(14.7)%

Interest expense decreased during the six months ended February 29, 2020, as a result of lower interest rates during the six months ended February 29, 2020, and decreased average outstanding debt balances compared to the same period of the prior year.

Other Income

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Other income	$24,850	$36,897	$(12,047)	(32.7)%

Other income decreased primarily as a result of non-operating gains recognized during the six months ended February 28, 2019, that did not reoccur during the six months ended February 29, 2020.

Equity Income from Investments

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$84,060	$108,224	$(24,164)	(22.3)%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

Equity income from investments decreased during the six months ended February 29, 2020, compared to the same period during the prior year, primarily due to lower equity income associated with our equity method investments in CF Nitrogen and Ardent Mills, which together decreased by a total of $17.9 million. The decreased equity method income for these investments was driven by reduced urea and UAN pricing for CF Nitrogen and lower product margins and volumes as a result of customer consolidation for Ardent Mills.

Income Tax Expense

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$8,794	$33,668	$(24,874)	(73.9)%

Decreased income tax expense during the six months ended February 29, 2020, was primarily the result of decreased taxable income during the six months ended February 29, 2020, as well as the equity management assumptions used in fiscal 2020. Effective tax rates for the six months ended February 29, 2020, and February 28, 2019, were 2.8% and 5.4%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.7% and 24.6% for the six months ended February 29, 2020, and February 28, 2019, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

Liquidity and Capital Resources

Summary

In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable covenants and other financial criteria. We fund our operations primarily through a combination of cash flows from operations supplemented with borrowings under our revolving credit facility. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.

On February 29, 2020, we had working capital, defined as current assets less current liabilities, of $1.1 billion, and a current ratio, defined as current assets divided by current liabilities, of 1.2 compared to working capital of $1.1 billion and a current ratio of 1.2 on August 31, 2019. On February 28, 2019, we had working capital of $1.1 billion and a current ratio of 1.2 compared to working capital of $759.0 million and a current ratio of 1.1 on August 31, 2018.

As of February 29, 2020, we had cash and cash equivalents of $239.8 million, total equities of $8.6 billion, long-term debt (including current maturities) of $1.8 billion and notes payable of $2.1 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, maintaining the safety and compliance of our operations, and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facility, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

Subsequent to February 29, 2020, there has been substantial volatility in the equity, debt and energy markets related to COVID-19 and the global decrease in demand for refined fuels. We are actively reviewing our liquidity and capital structure. We have increased cash on our balance sheet, reviewed and prioritized capital expenditures and are actively monitoring and mitigating counterparty risk.

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

The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business, with maximum availability of $700.0 million. As of February 29, 2020, total availability under the Securitization Facility was $485.0 million, all of which had been utilized.

On September 6, 2019, we renewed our repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 29, 2020, and August 31, 2019, the outstanding balance under the Repurchase Facility was $150.0 million.

Cash Flows

The following table presents summarized cash flow data for the six months ended February 29, 2020, and February 28, 2019:

	Six Months Ended		Change
	February 29, 2020	February 28, 2019	Dollars	Percent
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$301,598	$(125,251)	$426,849	340.8%
Net cash used in investing activities	(165)	(98,263)	98,098	99.8%
Net cash (used in) provided by financing activities	(279,547)	138,987	(418,534)	(301.1)%
Effect of exchange rate changes on cash and cash equivalents	(5,613)	(2,051)	(3,562)	(173.7)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,273	$(86,578)	$102,851	118.8%

Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $426.8 million increase of cash provided by operating activities reflects a combination of working capital decreases, primarily associated with decreased receivables, and increased accounts payable and accruals, which was partially offset by other changes, including decreased net income.

The $98.1 million decrease in cash used in investing activities primarily reflects increased collections of $240.1 million associated with CHS Capital notes receivable, which was partially offset by increased acquisitions of property, plant and equipment and decreased collections associated with financing extended to non-CHS Capital customers.

The $418.5 million decrease in cash provided by financing activities primarily reflects increased net cash outflows associated with our notes payable and long-term debt facilities and a $15.0 million increase in cash patronage paid, which was partially offset by decreased equity redemption payments of $22.0 million.

Future Uses of Cash

We expect to utilize cash and cash equivalents, along with cash generated by operating activities to fund capital expenditures, major repairs, debt and interest payments, preferred stock dividends, patronage, equity redemptions and business continuity efforts amid the COVID-19 outbreak and pandemic. The following is a summary of our primary cash requirements for fiscal 2020:

•
Capital expenditures. We expect total capital expenditures for fiscal 2020 to be approximately $503.8 million, compared to capital expenditures of $443.2 million in fiscal 2019. During the six months ended February 29, 2020, we acquired property, plant and equipment of $225.0 million.

•
Debt and interest. We expect to repay approximately $39.2 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $76.2 million during fiscal 2020. During the six months ended February 29, 2020, we repaid $20 million of scheduled long-term maturities.

•
Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at February 29, 2020. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2020.

•	Patronage. Our Board of Directors authorized approximately $90.0 million of our fiscal 2019 patronage sourced earnings to be paid to our member owners during fiscal 2020.

•
Equity redemptions. Our Board of Directors authorized and we expect total redemptions of approximately $90.0 million to be distributed in fiscal 2020 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the six months ended February 29, 2020, we redeemed $8.8 million of member equity.

Future Sources of Cash

We fund our current operations primarily through a combination of cash flows from operations and committed and uncommitted revolving credit facility, including our Securitization Facility and Repurchase Facility. We believe these sources will provide adequate liquidity to meet our working capital needs. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing privately placed long-term debt and term loans. In addition, our wholly-owned subsidiary, CHS Capital, makes loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities, and has financing sources as detailed below in CHS Capital Financing.

Working Capital Financing

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and our available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of February 29, 2020:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	(Fiscal Year)	(Dollars in thousands)
Committed five-year unsecured facility	2024	$2,750,000	$300,000	LIBOR or Base Rate + 0.00% to 1.45%
Uncommitted bilateral facilities	2020	630,000	530,000	LIBOR or Base Rate + 0.00% to 1.05%

Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024.

In addition to our uncommitted bilateral facilities above, our wholly-owned subsidiaries CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda had uncommitted lines of credit with $389.7 million outstanding as of February 29, 2020. In addition, our other international subsidiaries had lines of credit outstanding of $147.2 million as of February 29, 2020, of which $38.0 million was collateralized.

Long-term Debt Financing

The following table presents summarized long-term debt data (including current maturities) as of February 29, 2020, and August 31, 2019:

	February 29, 2020	August 31, 2019
	(Dollars in thousands)
Private placement debt	$1,362,649	$1,379,840
Bank financing	366,000	366,000
Finance lease obligations	28,344	28,239
Other notes and contract payable	5,514	18,601
Deferred financing costs	(3,285)	(3,569)
	$1,759,222	$1,789,111

CHS Capital Financing

For a description of the Securitization Facility, see above in Fiscal 2020 and 2019 Activity.

CHS Capital sells loan commitments it has originated to ProPartners Financial on a recourse basis. Total outstanding commitments under the program were $150.0 million as of February 29, 2020, of which $48.3 million was borrowed with an interest rate of 2.89%.

CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 1.4% as of February 29, 2020, and are due upon demand. Borrowings under these notes totaled $50.0 million as of February 29, 2020.

On September 30, 2019, CHS Capital entered into a credit agreement with a revolving note. Under this agreement, CHS Capital has available capacity of $150.0 million of which no amount was outstanding as of February 29, 2020.

Covenants

Our long-term debt is mostly unsecured; however, restrictive covenants under various debt agreements require maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 29, 2020. Based on our current 2020 projections, we expect continued covenant compliance.

All outstanding private placement notes conform to financial covenants applicable to those of our amended and restated five-year unsecured revolving credit facility. The notes provide that if our ratio of consolidated funded debt to consolidated cash flows is greater than 3.0 to 1.0, the interest rate on all outstanding notes will be increased by 0.25% until the ratio becomes 3.0 or less. During the three months ended February 29, 2020, and February 28, 2019, our ratio of funded debt to consolidated cash flows remained below 3.0 to 1.0.

Patronage and Equity Redemptions

In accordance with our bylaws and upon approval by our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. Patronage earnings for the year ended August 31, 2019, were distributed during the six months ended February 29, 2020, including the $90.0 million cash portion of this distribution. During the six months ended February 28, 2019, we distributed cash patronage of $75.0 million.

In accordance with authorization from our Board of Directors, we expect total cash redemptions related to the year ended August 31, 2019, that will be distributed in fiscal 2020, to be approximately $90.0 million and to include redemptions of qualified and nonqualified equity owned by individual producer members and associations. During the six months ended February 29, 2020, $8.8 million of that amount was redeemed in cash, compared to $30.8 million redeemed in cash during the six months ended February 28, 2019.

Preferred Stock

Dividends paid on our preferred stock during the six months ended February 29, 2020, and February 28, 2019, were $84.3 million. The following is a summary of our outstanding preferred stock as of February 29, 2020, all shares of which are listed on the Global Select Market of Nasdaq:

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
(a) Includes patron equities redeemed with preferred stock.
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

Off-Balance Sheet Financing Arrangements

Guarantees

We are a guarantor for lines of credit and performance obligations of related companies. As of February 29, 2020, our bank covenants allowed maximum guarantees of $1.0 billion, of which $207.0 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 29, 2020.

Debt

We have no material off-balance sheet debt.

Loan Participations

We engaged in off-balance sheet arrangements through certain loan participation agreements. Refer to further details about these arrangements in Note 3, Receivables, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended August 31, 2019.

Contractual Obligations

Our contractual obligations presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2019, have not materially changed during the six months ended February 29, 2020.

Critical Accounting Policies

Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2019, have not materially changed during the six months ended February 29, 2020.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not experience material changes in market risk exposures for the period ended February 29, 2020, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of February 29, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting disclosed within Management's Annual Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended August 31, 2019.

Status of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Remediation Actions Taken During the Quarter Ended February 29, 2020

The following remediation efforts were taken during the quarter ended February 29, 2020:

•
Held bi-weekly steering committee meetings consisting of senior finance, legal, information technology ("IT"), operational and human resources leaders to oversee the design and implementation of remediation plans.

•	Continued developing, executing and monitoring detailed remediation plans in response to each of the remaining previously identified material weaknesses.

Ongoing Remediation Efforts

We continue to enhance our overall financial control environment through the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2019, except for the addition of the following risk factor.

Our business and operations may be adversely affected by the recent COVID-19 outbreak or other similar outbreaks.

Any outbreaks of contagious diseases, including the recent outbreak and pandemic of the novel coronavirus that was first detected in Wuhan, China, in December 2019, known as COVID-19, and other adverse public health developments in countries and states where we operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include a negative impact on the availability of our key personnel, temporary closures of our facilities or the facilities of our members, business partners, customers, suppliers, third party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring administrative and other groups of our employees to work remotely, suspending non-essential travel and restricting attendance at industry events and in-person work-related meetings, which could negatively affect our business. Further, COVID-19 has resulted in a widespread health crisis that has affected and is expected to continue to adversely affect the economies and financial markets of many countries and most areas of the United States, which may affect demand for our products and services and our ability to obtain financing for our business. Any of these events could materially and adversely affect our business and our financial results. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. As a result, at the time of this filing, it is not possible to predict the overall impact of COVID-19 on our business, liquidity, capital resources and financial results.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan (incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the CHS Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 8, 2020	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer