Form 10-K
period 2020-08-31
CHS INC
filed 2020-11-05
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

    CHS Inc. (referred to herein as "CHS," "we," "us" or "our") is the nation’s leading integrated agricultural cooperative, providing grain, foods and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and their member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, which are each listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("The Nasdaq"). We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other nonmember customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grains and oilseeds, processed grains and oilseeds, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2020, our total revenues were $28.4 billion and net income attributable to CHS Inc. was $422.4 million.

    We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists solely of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"). Our other business operations, primarily our financing and hedging businesses, are included in Corporate and Other because of the nature of their products and services, as well as the relative amount of revenues from those businesses. Prior to its sale on May 4, 2018, our insurance business was also included in Corporate and Other. In addition, our nonconsolidated wheat milling and food production and distribution joint ventures are included in Corporate and Other.

    Our earnings from cooperative business are allocated to members (and to a limited extent to nonmembers with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends), which may be in cash, patrons’ equities (in the form of capital equity certificates) or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from nonmembers, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserves. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

    Our origins date back to the early 1930s with the founding of our predecessor companies, Cenex, Inc. and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998 and is headquartered in Inver Grove Heights, Minnesota.

    Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ENERGY
Overview

    We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); blending, sale and distribution of lubricants; and wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex branded fuels and owned by our member cooperatives. For fiscal 2020, our Energy revenues, after elimination of intersegment revenues, were $5.4 billion and were primarily from gasoline, diesel fuel and propane.

Operations

    Laurel refinery. Our Laurel, Montana, refinery processes medium- and high-sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, asphalt and petroleum coke. Our Laurel refinery sources approximately 95% of its crude oil supply from Canada, with the remaining balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC, and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

    Our Laurel refinery processes approximately 55,500 barrels of crude oil per day to produce refined products that consist of approximately 42% gasoline, 40% diesel fuel and other distillates, 10% asphalt, 7% petroleum coke and 1% other products. Refined fuels produced at our Laurel refinery are available via rail cars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC, to Glendive, Montana, and Minot, Prosper and Fargo, North Dakota.

    McPherson refinery. Our McPherson, Kansas, refinery processes approximately 64% low- and medium-sulfur crude oil and approximately 36% heavy-sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. The refinery sources its crude oil through its own pipelines, as well as common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-sulfur crude oil is sourced from Canada and Wyoming.

    Our McPherson refinery processes approximately 110,000 barrels of crude oil per day to produce refined products that consist of approximately 53% gasoline, 41% diesel fuel and other distillates, 2% propane and 4% other products. These products are loaded into trucks at the McPherson refinery or shipped via common carrier pipelines to other markets.

    Other energy operations. We operate six propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

    Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products, and also provides transportation services. In addition to selling products refined at our Laurel and McPherson refineries, we purchase refined petroleum products from third parties. For fiscal 2020, we obtained approximately 76% of the refined petroleum products we sold from our Laurel and McPherson refineries and approximately 24% from third parties.

Sales and Marketing; Customers

    We market approximately 80% of our refined fuel products to members, with the balance sold to nonmembers. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex brand. We sold approximately 1.4 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2020. We also blend, package and wholesale auto and farm machinery lubricants to both members and nonmembers. We are one of the nation's largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry; Competition

    The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources, which can significantly affect the price of refined fuel products. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products in the spring, summer and early fall when gasoline and diesel fuel usage by our agricultural customers is highest and is subject to domestic supply and demand forces. Other energy products, such as propane, generally experience higher volumes and profitability during the winter heating and crop-drying seasons. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs that encourage idle acres may all reduce demand for our energy products.

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

    Competition. The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the industry depends largely on margins, as well as operating efficiency, product mix and costs of product distribution and transportation. The retail gasoline market is highly competitive, with competitors that are much larger than us and that have greater brand recognition and distribution outlets throughout the country and the world than we do. We are also experiencing increased competition from regional and unbranded retailers. Our owned and nonowned retail outlets are located primarily in the northwestern, midwestern and southern United States.

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

AG
Overview

    Our Ag segment includes our global grain marketing, country operations, wholesale agronomy, processing and food ingredients and renewable fuels businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2020, revenues in our Ag segment were $22.9 billion after elimination of intersegment revenues, consisting principally of grain sales.

Operations

Global grain marketing. We are the nation’s largest cooperative marketer of grain and oilseed based on grain sales. Our global grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our country operations business. The purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitating its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for the marketing, merchandising and/or sourcing of grains and crop nutrients. We primarily conduct our global grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC, a 50% owned joint venture with Cargill, Incorporated ("Cargill"), focused on exports, primarily to Asia.

Country operations. Our country operations business operates 487 agri-operations locations through 42 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through eight owned plants and four limited liability companies.

Wholesale agronomy. Our wholesale agronomy business includes our wholesale crop nutrients and wholesale crop protection businesses. Our wholesale crop nutrients business delivers products directly to our customers and our country operations business from the manufacturer or through our 17 warehouse terminals and other nonowned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas, deep-water port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean Basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop-producing regions of the United States. Our wholesale crop protection business operates out of our network of 29 warehouses from which we deliver products directly to our member cooperatives and independent retailers. We also operate a bulk chemical rail terminal in Brooten, Minnesota, where we handle and store bulk crop protection products for some of the crop protection industry’s largest chemical manufacturers. This facility has approximately 6 million gallons of chemical storage capacity.

Processing and food ingredients. Our processing and food ingredients operations are conducted at facilities that can crush approximately 115 million bushels of oilseeds on an annual basis, producing approximately 2.6 million short tons of meal/flour and 1.6 billion pounds of edible oil annually. We purchase our oilseeds from members, other CHS businesses and third parties that have tightly integrated connections with our global grain marketing operations and country operations business.

Renewable fuels. Our renewable fuels business produces 257 million gallons of fuel-grade ethanol, 60 million pounds of inedible corn oil and 636 thousand tons of dried distillers grains with solubles ("DDGS") annually. Renewable fuels produced by our production plants are marketed by our global grain marketing business, along with more than 450 million gallons of ethanol and 3 million tons of DDGS annually under marketing agreements with ethanol production plants.

Products and Services

    Our Ag segment provides local cooperatives and farmers with the inputs and services they need to produce grain and raise livestock. These include seed, crop nutrients, crop protection products, animal feed, animal health products, refined fuels and propane. We also buy and merchandise grain in both domestic and international markets. With a portion of the grain we purchase, we produce renewable fuels, including ethanol and DDGS. We also produce refined oils, meal and soyflour at our processing facilities.

Sales and Marketing; Customers

    Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and nonmember producers, local cooperatives, elevators, grain dealers, grain processors and crop nutrient retailers. We sell our edible oils and soyflour to food companies. The meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and to various international customers.

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

Regulation. Our Ag operations are subject to laws and related regulations and rules designed to protect the environment that is administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Our global grain marketing operations, country operations business, processing and food ingredient operations and renewable fuel operations are also subject to laws and related regulations and rules administered by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other federal, state, local and foreign governmental agencies that govern processing, packaging, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. The hedging transactions and activities of our global grain marketing, country operations, processing and food ingredient and renewable fuels businesses are subject to the rules and regulations of the exchanges we use and governing bodies, such as the CME, the Chicago Board of Trade ("CBOT"), the Minneapolis Grain Exchange ("MGEX") and the CFTC.

Competition. In our Ag segment, we have significant competition in the businesses in which we operate based principally on price, services, quality, patronage and alternative products. Our businesses depend on relationships with local cooperatives and private retailers, proximity to customers and producers, competitive pricing and safety of food, feed and grain products. We compete with other large distributors of agricultural products, as well as other regional or local distributors, local cooperatives, retailers and manufacturers.

NITROGEN PRODUCTION
Overview

    Our Nitrogen Production segment consists solely of our approximate 10% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"). In connection with our investment in CF Nitrogen, we entered into a supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually for ratable delivery through fiscal 2096. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method and on August 31, 2020, our investment was approximately $2.7 billion. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Our investment in CF Nitrogen positions us and our members for long-term dependable fertilizer supply, supply chain efficiency and production economics. In addition, the ability to source product from CF Nitrogen production facilities under our supply agreement benefits our members and customers through strategically positioned access to essential fertilizer products.

Operations

CF Nitrogen has four production facilities located in Donaldsonville, Louisiana; Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. Natural gas is the principal raw material and primary fuel source used in the ammonia production process. CF Nitrogen has access to competitively priced natural gas through a reliable network of pipelines connected to major natural gas trading hubs near its production facilities.

Products and Services

CF Nitrogen produces nitrogen-based products, including methanol, UAN, urea and related products.

Sales and Marketing; Customers

    CF Nitrogen has three customers, including CHS and two consolidated subsidiaries of CF Industries.

Industry; Competition

Regulation. CF Nitrogen is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; handling and disposal of wastes and other materials; and investigation and remediation of releases of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party that sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault.

Competition. CF Nitrogen competes primarily on delivered price and, to a lesser extent, on customer service and product quality. CF Nitrogen competes domestically with a variety of large companies in the fertilizer industry. There is also significant competition from products sourced from other regions of the world.

CORPORATE AND OTHER

CHS Capital. Our wholly-owned financing subsidiary, CHS Capital, LLC ("CHS Capital"), provides local cooperatives with a variety of loans that meet commercial agriculture needs. These loans include operating, term, revolving and other short- and long-term options. CHS Capital also provides loans to individual producers for crop inputs, feed and hedging-related margin calls. Producer operating loans are also offered in strategic geographic regions.

CHS Hedging. Our wholly-owned commodity brokerage subsidiary, CHS Hedging, LLC ("CHS Hedging"), is a registered, CFTC-regulated futures commission merchant ("FCM") and a clearing member of the CBOT, CME, NYMEX and MGEX. CHS Hedging provides consulting services and commodity risk management services primarily in the grains, oilseeds, fertilizer, livestock, dairy and energy markets. CHS Hedging is also the FCM for the majority of our commodity futures trading.

Wheat milling. Ardent Mills, LLC ("Ardent Mills"), the largest flour miller in the United States, is a joint venture with CHS, Cargill and Conagra Brands, Inc. ("Conagra"). In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence through our ability to appoint a member of the Board of Shareholders and Board of Managers of Ardent Mills. On August 31, 2020, our investment in Ardent Mills was $208.9 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Foods. Ventura Foods, LLC ("Ventura Foods"), is a joint venture between CHS and Wilsey Foods, Inc., a majority-owned subsidiary of MBK USA Holdings, Inc., with each company owning 50% interests. Ventura Foods produces vegetable oil-based products, such as packaged frying oils, margarines, mayonnaises, sauces, salad dressings and other food products, and currently has 16 manufacturing and distribution locations across the United States and Canada. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm/coconut oil, peanut oil and other ingredients and supplies, from various domestic and overseas suppliers, including our oilseed processing operations. We account for our investment in Ventura Foods using the equity method of accounting and, on August 31, 2020, our investment was $381.4 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

EMPLOYEES

    On August 31, 2020, we had 10,493 full-time, part-time, temporary and seasonal employees. Of that total, 2,439 were employed in our Energy segment, 7,211 were employed in our Ag segment and 843 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for our joint ventures, including employees of CF Nitrogen in our Nitrogen Production segment and Ventura Foods and Ardent Mills in our Corporate and Other category, and are not included in these totals.

Labor Relations
As of August 31, 2020, we had 12 collective bargaining agreements with unions covering approximately 8% of our employees in the United States, which expire on various dates through May 31, 2024.

CHS AUTHORIZED CAPITAL

    We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and nonmember patrons.

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

Reference to this ("Cautionary Statement") in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those indicated in the forward-looking statement.

The following risk factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following risk factors should not be construed as exhaustive.

Risks Related to Operating Our Business

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices.

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of a reliable rail and river transportation network, outbreaks of disease, government regulation and policies, global trade disputes, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings.

For example, in our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices that we obtain for our refined products. The prices for crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

•levels of worldwide and domestic supplies;

•capacities of domestic and foreign refineries;

•ability of members of the Organization of Petroleum Exporting Countries and other countries that are significant producers of oil to agree to and maintain oil price and production controls, and the price and level of imports;

•disruption in supply;

•political instability or conflict in oil-producing regions;

•level of demand from consumers, agricultural producers and other customers;

•price and availability of alternative fuels;

•availability of pipeline capacity; and

•domestic and foreign governmental regulations and taxes.

    Many of these factors resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices during the period of the COVID-19 pandemic prior to August 31, 2020. Additional volatility is expected to occur during the remainder of the pandemic and that volatility may be significant. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time.

We are subject to political, economic, legal and other risks of doing business globally.

    We are a global business and are exposed to risks associated with having global operations. These risks include, but are not limited to, risks relating to terrorism, war, civil unrest, changes in a country's or region's social, economic or political conditions, changes in local labor conditions and regulations, changes in safety and environmental regulations, changes in regulatory or legal environments, restrictions on currency exchange activities, currency exchange fluctuations, price controls on commodities, taxes, doing business in countries or regions with inadequate infrastructure and logistics challenges. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risk of adverse actions by local government authorities, such as unilateral or forced renegotiation, modification or nullification of existing agreements or expropriations.

Our business and operations and demand for our products are highly dependent on certain global and regional factors that are outside our control and that could adversely impact our business.

    The level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions, including what have been experienced as a result of the COVID-19 pandemic, may lead to a reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Weak global economic conditions and adverse conditions in financial and capital markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our customers' ability to pay for our products and on our business, financial condition, liquidity, results of operations and prospects.

    Additionally, planted acreage and consequently the volume of fertilizer and crop protection products applied, is partially dependent on government programs, grain prices and the perception held by producers of demand for production, all of which are outside our control. Moreover, our business and operations may be affected by weather conditions, including those due to climate change, that are outside our control. For example:

•Weather conditions during the spring planting season and early summer crop nutrient and crop protection application season affect agronomy product volumes and profitability.

•Adverse weather conditions, such as heavy snow or rainfall and any flooding as a result thereof, may cause transportation delays and increased transportation costs, or damage physical assets, especially facilities in low-lying areas near coasts and river banks or situated in hurricane-prone and rain-susceptible regions.

•Changes in weather patterns may shift periods of demand for products or regions in which our products are produced or distributed, which could require us to evolve our procurement and distribution processes.

•Significant changes in water levels (up or down, as a result of flooding, drought or otherwise) may cause changes in agricultural activity, which could require changes to our operating and distribution activities, as well as significant capital improvements to our facilities.

•Climate change may cause changes in weather patterns and conditions, including changes in rainfall and storm patterns and intensities, water shortages, changes in sea levels and changes in temperature levels, all of which could adversely impact our costs and business operations, the location, cost and competitiveness of commodity agricultural production, related storage and processing facilities, or demand for agricultural commodities. These effects could significantly reduce demand for the products we sell to or buy from agricultural producers and local cooperatives, and therefore could adversely impact our results of operations, liquidity or capital resources.

•We may experience increased insurance premiums and deductibles, or decreases in available coverage, for our assets in areas subject to adverse weather conditions.

    Emerging sustainability and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 outbreak or other similar outbreaks.

    Outbreaks of contagious diseases, including the ongoing COVID-19 outbreak and pandemic, and other adverse public health developments in countries and states where we operate, have had and are expected to continue to have an adverse effect on our business, financial condition and results of operations. These effects include a potential negative impact on the availability of our key personnel; temporary closures of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. In particular, we are actively monitoring COVID-19 impacts on our supply chain and distribution channels. Restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operation or cash flows. In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring administrative and other groups of our employees to work remotely, suspending nonessential travel and restricting attendance at industry events and in-person work-related meetings, which could negatively affect our business. Some of these precautionary measures, and similar precautionary measures that we may take in the future, may result in additional costs. Further, COVID-19 has resulted in a widespread health crisis that has affected and is expected to continue to adversely affect the economies and financial markets of many countries and most areas of the United States, which may affect our ability to obtain additional financing for our businesses and demand for our products and services, such as the declines in demand experienced during the third and fourth quarters of our fiscal year 2020 by our refined fuels, renewable fuels, and processing and food ingredients businesses and Ventura Foods. The declines in demand experienced by our refined fuels, renewable fuels, and processing and food ingredients businesses and Ventura Foods have and may continue to have an adverse effect on our business and our financial results. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Item 1A, any of which could have a material effect on us. The extent to which COVID-19 will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing spread of the virus, the severity of the disease, the duration of the outbreak, the extent of any reoccurrence of the coronavirus or any evolutions or mutations thereof, the development of vaccines or therapeutic treatments that can restore consumer and business economic confidence, and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy, including whether the agricultural industry continues to be designated an essential infrastructure industry and may continue to operate if future lockdowns occur. As a result, at the time of this filing, it is not possible to predict the overall future impact of COVID-19 on our business, liquidity, capital resources and financial results.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which could have a material adverse effect on us.

We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, may be more successful in marketing and selling their products than we are, or may have more effective supply chain capability than we have. Competitive factors include price, service level, proximity to markets, access to transportation, product quality, marketing and risk management. In our business segments, we compete with certain companies that are larger and better known than we are and that have greater marketing, financial, personnel and other resources than we do. As a result, we may not be able to continue to compete successfully, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Consolidation has occurred among the individual producers and manufacturers of products we sell and purchase, including crude oil, fertilizer and grain, and it is highly likely that this consolidation will continue in the future. Consolidation could allow producers to negotiate pricing, supply availability and other contract terms that are less favorable to us. In addition, consolidation also may increase the likelihood that consumers or end users of these products enter into supply relationships with a smaller number of producers, resulting in potentially higher prices for the products we purchase.

Consolidation has also occurred among local cooperatives that are the primary wholesale customers of our products, which has resulted in a smaller wholesale and retail customer base for our products and has intensified the competition for these customers. It is highly likely that this consolidation will continue in the future. Ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of these businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide rather than just regionally or locally. If these cooperatives, distributors, brokers and retailers elect not to purchase our products, our revenues, results of operations and cash flows could be materially and adversely affected.

In addition, in the seed, fertilizer and crop protection markets, consolidation at both the producer and wholesale customer level has increased the potential for direct sales from the respective input manufacturer to cooperative customers and/or individual agricultural producers, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

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

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money.

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

We are also subject to the risk that our rights against borrowers and other third parties that owe us money may not be enforceable in all circumstances. For example, a borrower or third party may declare bankruptcy. In addition, due to implications of the overall agricultural sector's extended period of depressed commodity prices and margins, the COVID-19 pandemic and changing weather conditions, including those due to climate change, among other factors, the credit quality of borrowers and other third parties whose obligations we hold could deteriorate, including a deterioration in the value of collateral posted by those parties to secure their obligations to us pursuant to purchase contracts, loan agreements or other contracts. If that deterioration occurs, the material adverse effects of third parties not performing their repayment obligations may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount owed to us. For example, certain loans and other financing arrangements we undertake with agricultural producers are typically secured by the counterparty's crops that are planted in the current year. There is a risk that the value of the crop will not be sufficient to satisfy the counterparty’s repayment obligations under the financing arrangement as a result of weather, crop growing conditions, other factors that influence the price, supply and demand for agricultural commodities or for other reasons.

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

If any of our food or animal feed products were to become adulterated or misbranded, we would need to recall those items and could experience product liability claims if either consumers' or customers' livestock were injured or were claimed to be injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer or customer confidence in our products. Even if a product liability claim were unsuccessful or were not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential consumers and customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or animal feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products, and we are unable to develop or procure products that satisfy new consumer preferences, there will be a decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, adverse weather conditions and labor disputes. For example:

•Our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production.

•Our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages.

•Our corporate headquarters, the facilities we own or the significant inventories we carry could be damaged or destroyed by catastrophic events, adverse weather conditions or contamination.

•Someone may accidentally or intentionally introduce a computer virus to our information technology systems or breach our computer systems or other cyber resources.

•An occurrence of a pandemic or epidemic disease, such as the COVID-19 pandemic, affecting a substantial part of our workforce or our customers could cause an interruption in our business operations.

The effects of any of these events could be significant. We maintain insurance coverage against many, but not all, potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on us. In addition, if we experience insurable events, our insurance premiums could increase or insurance relating thereto may become unavailable to us.

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

We utilize information technology systems to support our business. The ongoing multiyear implementation of an enterprisewide resource planning system, reliance upon multiple legacy business systems, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise security of our customers' or suppliers' information and expose us to liability that could adversely impact our business and reputation.

Our operations rely on certain key information technology ("IT") systems, many of which are legacy in nature or may depend on third-party services to provide critical connections of data, information and services for internal and external users.

Over the past several years, we have been implementing a new enterprise resource planning system ("ERP"), and we expect this ERP implementation to continue for the next several years. This ERP implementation has and will continue to require significant capital and human resources to deploy. Changes we have experienced in the implementation timeline and the scope of the implementation likely have impacted the capital and operating expense amounts required to complete the implementation and there can be no assurance that the actual costs for completing the ERP implementation will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. In addition, potential flaws in implementing the ERP or in the failure of any portion/module of the ERP to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently and with an effective system of internal controls.

There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyber-based attacks, as we upgrade and standardize our ERP system on a worldwide basis. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, increased costs and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. However, in connection with the COVID-19 pandemic, a number of our employees have transitioned to working remotely. As a result, more of our employees are working from locations where our cybersecurity programs may be less effective and robust. In addition, we have experienced an increase in the number of attempts by external parties to access our networks and our data without authorization, and these attempts have become increasingly sophisticated. We have experienced insignificant data security incidents in the past and any security incident or breach that may occur could adversely impact our business and reputation.

We are also subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach, could subject us to legal claims, regulatory penalties and damage to our reputation.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors' and other stakeholders' increased focus and activism related to ESG and similar matters may hinder access to capital or financing, as investors or lenders may determine to reallocate capital or not commit capital as a result of their assessment of a company's ESG practices. If we do not adapt or comply with investor, lender or stakeholder ESG expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing focus on ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition could be materially and adversely affected.

Acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events resulting from portfolio management actions and other evolving business strategies could affect future results.

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

Several parts of our business, including in particular our nitrogen production business, our foods business and portions of our global grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our subsidiaries and limited liability companies in which we have a controlling interest. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might experience business or financial stresses that impact their ability to effectively operate the joint venture, or might become bankrupt or fail to fund their share of the business, in which case the joint venture may be unable to access needed growth capital without funding from us and/or any other remaining co-venturers. Co-venturers may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. In addition, we may in certain circumstances be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

    We made certain assumptions and projections regarding the future of the markets served by our joint venture investments, which included projected raw materiality availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. For example, assumptions we made in connection with our investment in CF Nitrogen may not align with future demand for nitrogen-based products or the cost or availability of natural gas, the primary feedstock utilized for CF Nitrogen's nitrogen-based products.

Risks Related to Laws and Regulations

Government policies, mandates, regulations and trade agreements could adversely affect our operations and profitability.

    Our business is subject to numerous government policies, mandates and regulations that could have an adverse effect on our operations or profitability. For example, government policies, mandates and regulations related to genetically modified organisms, traceability standards, product safety and labeling, and renewable and low-carbon fuels could have an adverse effect on our operations or profitability by, among other things, influencing planting of certain crops, location and size of crop production, trade of processed and unprocessed commodity products, volumes and types of imports and exports, availability and competitiveness of feedstocks as raw materials, and viability and volume of certain of our products. In our Energy segment, government policies, mandates and regulations designed to stop or impede the development or production of oil, such as those limiting or banning use of hydraulic fracturing, drilling or oilsands production, could adversely affect our operations and profitability.

    In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. In many countries around the world, historical free trade relationships are being challenged. For example, the U.S. government has imposed tariffs on certain products imported into the

United States, which has resulted in reciprocal tariffs from other countries, including countries where we operate and/or into which we import products, such as imports of U.S. soybeans into China. In addition, the U.S. government has indicated its intent to renegotiate or potentially terminate certain existing international trade agreements and it is unclear what changes, if any, will be made to international trade agreements that are relevant to our business activities. These actions have created uncertainty between the United States and other nations, including countries where we operate, and have led to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, all of which have resulted in reduced volumes of grain exports overall and have presented challenges and uncertainties for our business. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers and we cannot predict the effects of future trade policies, disputes or agreements on our business. Tariffs and trade restrictions that are implemented on products that we buy and/or sell could increase the cost of those products or adversely affect the availability of market access. These cost increases and market changes could adversely affect demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries. These restrictions and those of other governments could limit our ability to gain access to business opportunities in various countries.

Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income significantly.

Current federal income tax laws, regulations and interpretations regarding the taxation of cooperatives allow us to exclude income generated through business with or for a member (patronage-sourced income) from our taxable income to the extent it is distributed back to our members. If any changes are made to such federal income tax laws, regulations or interpretations, or if in the future we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

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

    In connection with the preparation of our Annual Report on Form 10-K for the year ended August 31, 2018, our management noted potentially excessive valuations in net derivative asset valuations relating to certain rail freight contracts purchased in connection with our North American grain marketing operations. Following the identification of these potentially excessive valuations, we engaged external counsel, which engaged forensic accountants to work with our management under the oversight of the Audit Committee of our Board of Directors to conduct an investigation. The investigation concluded there were misstatements in the consolidated financial statements included in certain of our filings with the SEC that were due to intentional misconduct by a former employee in our rail freight trading operations, and due to rail freight contracts and certain nonrail freight contracts not meeting technical accounting requirements to qualify as derivative financial instruments. The misconduct consisted of the former employee manipulating the mark-to-market valuation of railcars that were the subject of rail freight purchase contracts and manipulating the quantity of railcars included in the monthly mark-to-market valuation. In addition, the investigation revealed intentional misstatements that were made by the former employee to our external auditor in connection with its audit of our consolidated financial statements for the year ended August 31, 2017. During the course of, and as a result of, the investigation, we terminated the employee. The Audit Committee of our Board of Directors and our legal counsel reported the findings of the investigation to our Board of Directors and to our independent registered public accounting firm and have discussed evidence uncovered and conclusions reached in the investigation with the staff of the Division of Enforcement of the SEC. We are cooperating, and will continue to fully cooperate with, the staff of the Division of Enforcement of the SEC in any ongoing review of these matters. We are unable at this time to predict when the SEC Division of Enforcement's review of these matters will be completed or what regulatory or other outcomes may result. If the SEC or any other governmental authority determines that violations of certain laws or regulations occurred, we could be exposed to a broad range of civil and criminal sanctions. Although we are currently unable to predict what actions the SEC or any other governmental authority might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, results of operations or cash flows. Even if an inquiry or investigation does not result in an adverse determination, our business, prospects, reputation, financial condition, results of operations or cash flows could be adversely impacted. In addition, the expenses incurred in connection with the ongoing or any other review by the SEC or any other governmental authority, and the diversion of the attention of our management that could occur as a result thereof, could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to extensive anti-corruption, anti-bribery, anti-kickback and trade laws and regulations, and any noncompliance with those laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

    We operate on a global basis and are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"). The FCPA and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations in other jurisdictions generally prohibit companies and their intermediaries or agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances strict compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations may conflict with local customs and practices. In addition, in certain countries, we engage third-party agents or intermediaries to act on our behalf and/or conduct all or a portion of our operations through joint venture partners, including in those countries with a high risk for corruption. If any of these third parties violate applicable anti-corruption, anti-bribery or anti-kickback laws or regulations, we may be liable for those violations. We have policies in place prohibiting employees from making or authorizing improper payments; we train our employees regarding compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations; and we utilize procedures to identify and mitigate risks of such misconduct by our employees, third-party agents, intermediaries and joint venture partners. However, we cannot provide assurances that our employees, third-party agents, intermediaries or joint venture partners will comply with those policies, laws and regulations. If we are found liable for violations of the FCPA or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

In the fourth quarter of fiscal 2018, we contacted the U.S. Department of Justice ("DOJ") and SEC to voluntarily self-disclose potential violations of the FCPA in connection with a small number of reimbursements made to Mexican customs agents in the 2014-2015 time period for payments customs agents made to Mexican customs officials in connection with inspections of grain crossing the U.S.-Mexican border by railcar. In connection with their review of this matter, we have cooperated with the DOJ's and SEC's evaluation of other areas of potential interest relating to the FCPA. On February 25, 2020, we received a letter from the DOJ stating that it had closed its inquiry into each of these matters without taking any action against us and acknowledging its appreciation of our cooperation. We are still fully cooperating with the SEC's ongoing evaluation of these FCPA-related matters. At this time, the SEC has not taken a position on these FCPA-related matters and we are unable to predict when the SEC's review of these matters will be completed or what regulatory or other outcomes may result.

Due to the international scope of our operations, we are also subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violation of these laws or regulations by us or our employees may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our import and export abilities. Furthermore, embargoes and sanctions imposed by the United States and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal or civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the way existing laws and regulations might be administered or interpreted.

Environmental and energy laws and regulations may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations or other developments in these areas could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or unforeseen changes to our operations, either of which could adversely affect us. For example, it is possible that some form of regulation will be forthcoming at the federal or state level in the United States with respect to emissions of greenhouse gases ("GHGs"), such as carbon dioxide, methane and nitrous oxide. New federal legislation or regulatory programs that restrict emissions of GHGs or comparable new state legislation or programs or customer requirements in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation, regulatory programs, or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment.

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

Many of our current and former facilities have been in operation for many years and over that time we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable or future enacted environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and aboveground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, injunctions or other costs, such as capital expenditures. In addition, an owner or operator of contaminated property, and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which could have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized by us until the related costs are considered probable and can be reasonably estimated.

Risks Related to our Financial Position and Financing Our Business

Our financial results are susceptible to seasonality.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenue is generally lowest during the second and fourth fiscal quarters and highest during the first and third fiscal quarters. For example, in our Ag segment, our country operations business generally experiences higher volumes and income during the spring planting season and during the fall harvest season and our agronomy business generally experiences higher volumes and income during the spring planting season. Our global grain marketing operations are also subject to fluctuations in volume and income based on producer harvests, world grain prices and demand, and international trade relationships. Our Energy segment generally experiences higher volumes and income in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by our customers and members is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and income during the winter heating and crop-drying seasons. The COVID-19 pandemic may impact seasonal trends that typically characterize our revenue and operating results.

If any of our long-lived assets become impaired, we could be required to record a significant impairment charge, which would negatively impact our results of operations.

All our long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment in accordance with U.S. GAAP, at least annually for goodwill, and whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable. For example, the COVID-19 pandemic and other factors resulted in substantial reductions in demand and sharp price declines in certain industries in which we operate during the third quarter of fiscal 2020, particularly with respect to the production of renewable fuels and other energy products. Accordingly, based on these deteriorated macroeconomic and industry conditions, we considered the impacts on each of our businesses and determined that we needed to perform interim impairment assessments of goodwill and asset groups during the third quarter of fiscal 2020 for a reporting unit within our Ag segment that operates in the renewable fuels industry. Although no impairment was recorded as a result of the impairment assessment during the third quarter of fiscal 2020, or as a result of our annual goodwill impairment tests as of July 31, 2020, we are continuing to monitor our results and projected cash flows to assess whether any impairment may be necessary in the future. Any such future impairment, or any other future impairment of our long-lived assets, could require us to record a significant impairment charge, which would negatively impact our results of operations.

Our business is capital-intensive and we rely on cash generated from our operations and external financing to fund our strategies and ongoing capital needs.

We require significant capital, including access to credit markets from time to time, to operate our businesses and fund our strategies. Our working capital requirements are directly affected by the price of commodities, which may fluctuate significantly and quickly. We also require substantial capital to maintain and upgrade our extensive network of facilities to keep pace with competitive developments, technological advances, regulatory changes and changing safety standards. In addition, the expansion of our business and pursuit of acquisitions or other business opportunities has required, and may in the future require, significant amounts of capital. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and our growth opportunities, which could adversely affect our operating results and restrict our ability to repay our existing debts.

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

LIBOR is the basic rate of interest widely used as a global reference for setting interest rates on loans. Some of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility, use LIBOR as the reference rate. In addition, the terms of our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 ("Class B Series 2

Preferred Stock"), and our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock"), provide that, beginning on March 24, 2024, in the case of our Class B Series 2 Preferred Stock, or on September 30, 2024, in the case of our Class B Series 3 Preferred Stock ("Initial Reset Date"), dividends on such preferred stock will accumulate at a rate equal to three-month LIBOR plus an applicable spread, not to exceed 8% per annum.

In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or whether different reference rates used to price indebtedness will develop or become widely accepted. It is impossible to predict the effect these developments, any discontinuance, modification or other reforms to LIBOR or the establishment or acceptance of alternative reference rates may have on LIBOR, other benchmark rates or floating rate debt instruments. Although certain of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility, contain LIBOR alternative provisions, use of alternative reference rates, new methods of calculating LIBOR or other reforms could cause the interest rates on our borrowings to be materially different than expected, which could have an adverse effect on our financial position, results of operations and liquidity and cause us to attempt to renegotiate such credit facilities. Similarly, although the rate at which dividends accumulate on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock may not exceed 8% per annum, there is uncertainty regarding the calculation of such rate following the applicable Initial Reset Date in the event that LIBOR ceases to exist, and the use of alternative reference rates, new methods of calculating LIBOR or other reforms could cause the dividends we pay on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock following the applicable Initial Reset Date to be materially different than expected, which could have an adverse effect on our financial position, results of operations and liquidity and cause us to attempt to amend the terms of our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock, including by seeking shareholder approval of any such amendment. In addition, the overall financial market may be disrupted as a result of the phaseout or replacement of LIBOR. Disruption in the financial market could have an adverse effect on our financial position, results of operations and liquidity.

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

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	11 locations in Iowa, Maine, Minnesota, Missouri, North Dakota, Washington and Wisconsin; the locations in Glenwood, Minnesota, Hannaford, North Dakota, and Nooksack and Yakima, Washington, are owned by CHS; the location in Rockville, Minnesota, is 50% owned by CHS; all other locations are either fully or partially leased
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Convenience stores/gas stations	36 locations in Minnesota, Montana, North Dakota, South Dakota and Wyoming, six of which are leased
Lubricant plants/warehouses	Inver Grove Heights, Minnesota; Kenton, Ohio; and Amarillo, Texas; the location in Inver Grove Heights is leased
Ag
Global Grain Marketing
Grain terminals	18 locations in Illinois, Iowa, Louisiana, Minnesota, Wisconsin, Argentina, Brazil, Hungary, Romania and Ukraine
Fertilizer terminal	Argentina
Grain marketing offices	35 locations in Iowa, Minnesota, Nebraska, Argentina, Brazil, Bulgaria, China, Hungary, Italy, Jordan, Mexico, Paraguay, Romania, Serbia, Singapore, South Korea, Spain, Switzerland, Taiwan, Ukraine and Uruguay; all locations are leased other than the offices in Davenport, Iowa, and Winona, Minnesota, which we own
Country Operations
Agri-operations facilities	Approximately 487 community locations (some of the facilities are on leased land) located in Colorado, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin
Feed manufacturing facilities	8 locations in Montana, North Dakota, Oregon and South Dakota
Wholesale Agronomy
Deep-water port	Galveston, Texas
Terminals	17 locations in Arkansas, Idaho, Illinois, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, South Dakota, Tennessee and Texas; facilities in Little Rock, Arkansas; Owensboro, Kentucky; and Galveston, Texas, are on leased land
Bulk chemical rail terminal facility	Brooten, Minnesota

Description	Location(s)
Distribution warehouses	29 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin; all facilities are leased except those in Willmar, Minnesota (two locations); Fargo and Minot, North Dakota; and Black River Falls, Wisconsin
Processing and Food Ingredients
Oilseed facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing plants	Fargo and Grandin, North Dakota
Storage and warehouse facilities	Hazel, Minnesota; Joliette, North Dakota; and a leased facility in Winkler, Canada
Renewable Fuels
Ethanol plants	Annawan and Rochelle, Illinois
Corporate and Other
Corporate headquarters	We lease a 24-acre campus in Inver Grove Heights, Minnesota, consisting of one building with approximately 320,000 square feet of office space and own an additional nine acres of land adjacent to the leased property on which we have two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Leased facilities in Eagan and St. Paul, Minnesota; Kansas City, Missouri; Huron, South Dakota; and Washington, District of Columbia
Agricultural land and related improvements	We own approximately 179 acres of agricultural land and related improvements in central Michigan

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As a cooperative, we do not have common stock that is traded or otherwise. We have not sold any equity securities during the three years ended August 31, 2020, that were not registered under the Securities Act of 1933.

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

    Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected income statement data for the years ended August 31, 2020, 2019, 2018, 2017 and 2016, and balance sheet data as of August 31, 2020, 2019, 2018 and 2017, are derived from our audited consolidated financial statements and related notes. The selected balance sheet data as of August 31, 2016, is derived from unaudited consolidated financial information not included in this Annual Report on Form 10-K. Balance sheet data as of August 31, 2016, was restated in our Annual Report on Form 10-K for the year ended August 31, 2018, to correct certain amounts that had been previously misstated.

	Selected Consolidated Financial Data
	2020	2019	2018	2017	2016
Income Statement Data (years ended August 31):	(Dollars in thousands)
Revenues	$28,406,365	$31,900,453	$32,683,347	$32,037,426	$30,355,260
Cost of goods sold	27,424,558	30,516,120	31,591,227	31,143,549	29,383,459
Gross profit	981,807	1,384,333	1,092,120	893,877	971,801
Operating earnings (loss)	277,265	659,602	452,364	(173,878)	299,234
Income (loss) before income taxes	386,878	815,601	671,230	(110,166)	402,125
Net income	423,609	828,057	775,306	70,958	383,026
Net income (loss) attributable to noncontrolling interests	1,170	(1,823)	(601)	(634)	(223)
Net income attributable to CHS Inc.	422,439	829,880	775,907	71,592	383,249

Balance Sheet Data (as of August 31):
Working capital	$1,346,506	$1,078,888	$759,034	$148,565	$338,446
Net property, plant and equipment	4,957,938	5,088,708	5,141,719	5,356,434	5,488,323
Total assets	15,993,947	16,447,494	16,381,178	15,818,922	17,149,639
Long-term debt, including current maturities	1,791,123	1,789,111	1,930,255	2,179,793	2,297,205
Total equities	8,819,173	8,617,530	8,165,028	7,705,640	7,759,157

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2020 Highlights
•Fiscal 2021 Outlook
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Financing Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with the accompanying audited financial statements and notes to those financial statements and the Cautionary Statement regarding forward-looking statements found in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

    CHS Inc. is a diversified company that provides grain, food, agronomy and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders who own our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("The Nasdaq"). We operate in the following three reportable segments:

•Energy. Produces and provides primarily for the wholesale distribution and transportation of petroleum products.
•Ag. Purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; also serves as a wholesaler and retailer of agronomy products.
•Nitrogen Production. Consists solely of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and produces and distributes nitrogen fertilizer.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and income during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and income during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and income based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes and profitability in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and profitability during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.
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

Business Strategy

    Our business strategies focus on an enterprisewide effort to create an experience that empowers customers to make CHS their first choice, expands market access to add value for our owners, and transforms and evolves our core businesses by capitalizing on changing market dynamics. To execute on these strategies, we are focused on implementing agile, efficient and sustainable new technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2020 Highlights

•Improved weather conditions during the spring planting season compared to the prior year drove increased earnings across much of our Ag segment during the second half of fiscal 2020.
•Strong supply chain performance in our propane business driven by efficiently sourcing propane for our customers during a period of significant propane demand for crop drying and home heating positively contributed to our results, particularly in the first half of fiscal 2020.
•Less advantageous market conditions in our refined fuels business, driven primarily by the COVID-19 pandemic and other factors, resulted in volume and price declines that significantly reduced earnings compared to the prior year.
•Poor weather conditions during fiscal 2019 negatively impacted our Ag segment's operations during the first half of fiscal 2020, including lower crop yields and poor grain quality following a late harvest, as well as lower crop nutrient sales that traditionally occur during the fall.
•As more fully described in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we continued dedicating significant internal and external resources, as well as management and Board focus, on improving our internal control environment resulting in remediation of the last remaining material weaknesses identified in our fiscal 2018 Annual Report on Form 10-K.
•We responded to the COVID-19 pandemic by implementing remote working arrangements for approximately half our global employees, increasing hygiene and infection control processes at all our facilities, increasing use of personal protective equipment and developing risk mitigation and exposure policies applicable to our enterprise. The costs of these activities have not been and are not expected to be material in future periods. In addition, our operations were deemed to be essential infrastructure industries by federal and state governments, which allowed us to continue operating all our facilities and operations.

Fiscal 2021 Outlook

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have a significant positive or negative impact. As with virtually all other companies in the United States, we are dealing with the effects of COVID-19. In fiscal 2021, we will focus on navigating COVID-19 to ensure the well-being of our people and business, including a detailed plan to return safely from remote work. Most of our operations are considered to be essential; however, periods of depressed demand and pricing within the U.S. ethanol production, refined fuels or other industries in which we operate could result in decreased profitability and the need to assess certain assets for potential impairments.

The energy industry experienced significant volume and price swings as a result of the COVID-19 pandemic in fiscal 2020 that will likely continue to negatively impact profitability in fiscal 2021. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect the uncertain and volatile market conditions in the energy industry to continue into fiscal 2021, which will continue to put pressure on associated asset valuations.

The agricultural industry continues to operate in a challenging environment that has been characterized by generally lower margins, reduced liquidity and increased leverage that have resulted from a period of reduced commodity prices. More favorable weather conditions during the fiscal 2020 spring planting season and the beginning of the fiscal 2021 harvest season compared to the prior year could provide an opportunity for increased volumes and improved earnings across much of our Ag segment during fiscal 2021. However, trade relations between the United States and foreign trade partners, particularly those that purchase large quantities of agricultural commodities, while improving, are still not normalized, which could continue to result in unpredictable impacts to agricultural commodity prices and volumes sold as we move into fiscal 2021. We are unable to predict how long the current environment will last or how severe the effects will ultimately be on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions could impact our operations. Although we expect improved revenues, margins and cash flows from core operations in our Ag segment, additional or continued challenges experienced in the agricultural market are expected to continue to put pressure on associated asset valuations during fiscal 2021.

In addition to market conditions that impact our businesses, we continue to identify opportunities to sustainably reduce costs and improve cash management strategies to protect our financial health while continuing to deliver on our enterprise resource planning ("ERP") system implementation and advance toward our targeted operating model. Implementation of our ERP system is expected to occur in phases over the next several years and will require continued significant capital investment.

Operating Metrics

Energy

    Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations.

	Years Ended August 31,
	2020	2019
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	92,298	92,047
All other crude oil	70,255	58,366
Other feedstocks and blendstocks	13,179	10,724
Total refinery throughput volumes	175,732	161,137
Refined fuel yields
Gasolines	86,615	76,563
Distillates	71,410	66,661

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

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads and WCS crude oil differentials decreased significantly during fiscal 2020 compared to the prior fiscal year. The table below provides information about average market reference prices and differentials that impact our Energy segment.

	Years Ended August 31,
	2020	2019
Market indicators
WTI crude oil (dollars per barrel)	$44.45	$58.59
WTI - WCS crude oil differential (dollars per barrel)	$14.31	$20.23
Group 3 2:1:1 crack spread (dollars per barrel)*	$12.36	$18.74
Group 3 5:3:2 crack spread (dollars per barrel)*	$11.60	$17.67
D6 ethanol RIN (dollars per RIN)	$0.2903	$0.1713
D4 ethanol RIN (dollars per RIN)	$0.5344	$0.4273
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States, as well as internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the years ended August 31, 2020 and 2019.

		Years Ended August 31,
	Market Source*	2020	2019
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$3.55	$3.76
Soybeans (dollars per bushel)	Chicago Board of Trade	$8.92	$8.75
Wheat (dollars per bushel)	Chicago Board of Trade	$5.32	$5.47
Urea (dollars per ton)	Green Markets NOLA	$226.00	$265.00
Urea Ammonium Nitrate ("UAN") (dollars per ton)	Green Markets NOLA	$137.60	$182.72
Ethanol (dollars per gallon)	Chicago Platts	$1.30	$1.34

Volumes
Grain and oilseed (thousands of bushels)		2,531,023	2,636,084
North American grain and oilseed port throughput (thousands of bushels)		564,563	581,175
Wholesale crop nutrients (thousands of tons)		7,561	6,931
Ethanol (thousands of gallons)		846,159	935,115
*Market source information represents the average month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2020		2019
	Dollars	% of Revenues*	Dollars	% of Revenues*
	(In thousands)		(In thousands)
Revenues	$28,406,365	100.0%	$31,900,453	100.0%
Cost of goods sold	27,424,558	96.5	30,516,120	95.7
Gross profit	981,807	3.5	1,384,333	4.3
Marketing, general and administrative expenses	704,542	2.5	724,731	2.3
Operating earnings	277,265	1.0	659,602	2.1
Gain on disposal of business	(1,450)	—	(3,886)	—
Interest expense	116,977	0.4	167,065	0.5
Other income	(38,425)	(0.1)	(82,423)	(0.3)
Equity income from investments	(186,715)	(0.7)	(236,755)	(0.7)
Income before income taxes	386,878	1.4	815,601	2.6
Income tax benefit	(36,731)	(0.1)	(12,456)	—
Net income	423,609	1.5	828,057	2.6
Net income (loss) attributable to noncontrolling interests	1,170	—	(1,823)	—
Net income attributable to CHS Inc.	$422,439	1.5%	$829,880	2.6%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for fiscal 2020. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income Before Income Taxes by Segment

Energy

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$225,317	$618,188	$(392,871)	(63.6)%

The following waterfall analysis and commentary presents changes in our Energy segment IBIT for the year ended August 31, 2020, compared to the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT for fiscal 2020 reflects the following:
•Significantly less advantageous market conditions in our refined fuels business compared to the prior year drove lower margins and volumes. These market conditions were driven by the negative demand shock associated with COVID-19 that resulted in a combination of decreased WCS crude oil differentials experienced on heavy Canadian crude oil, which is processed by our refineries, and decreased crack spreads.
•An $80.8 million gain recognized that was associated with certain federal excise tax credits as a reduction of COGS during fiscal 2019 that did not reoccur during fiscal 2020.
•The decreased IBIT due to lower margins and volumes in our refined fuels business was partially offset by increased propane volumes and improved propane margins due to unrealized hedging gains, increased fixed-price contracts and significant demand for crop drying and home heating, particularly during the first quarter of fiscal 2020.
•A lower of cost or market charge of $42.0 million was recorded in COGS to reduce the carrying value of our energy inventories to their market value as of May 31, 2020. Based upon market prices observed as of August 31, 2020, the lower of cost or market reserve was decreased by approximately $34.0 million as prices improved while inventories were sold.

Ag

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$53,724	$43,016	$10,708	24.9%

    The following waterfall analysis and commentary presents changes in our Ag segment IBIT for the year ended August 31, 2020, compared to the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, (gain) loss on disposal of business, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT for fiscal 2020 reflects the following:
•Improved margins across certain Ag segment businesses, including feed and farm supplies, grain and oilseed and renewable fuels resulted from a combination of optimism for improved trade relations between the United States and foreign trade partners and favorable weather conditions for spring planting during the year ended August 31, 2020. These improved margins were partially offset by reduced margins related to agronomy products due to oversupply in the market and processing and food ingredients, which experienced decreased margins as a result of the COVID-19 pandemic.
•Decreased volumes across much of the Ag segment were due to the impacts of poor weather conditions in fiscal 2019 that led to a smaller harvest in fiscal 2020, impacts of the COVID-19 pandemic on our processing and food ingredients business and global trade tensions between the United States and foreign trading partners, particularly during the first half of fiscal 2020. These volume decreases were partially offset by increased volumes associated with agronomy products that were primarily attributable to our acquisition of the remaining 75% ownership interest in West Central Distribution, LLC ("WCD"), that we did not previously own on March 1, 2019, the results of which were not included in the entire comparable period of the prior year.

All Other Segments

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$51,837	$72,870	$(21,033)	(28.9)%
Corporate and Other IBIT	$56,000	$81,527	$(25,527)	(31.3)%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

    Our Nitrogen Production segment IBIT decreased as a result of lower equity method income attributed to reduced sale prices of urea and UAN, which are produced and sold by CF Nitrogen. Corporate and Other IBIT decreased primarily as a result of lower earnings from our investment in Ventura Foods, LLC ("Ventura Foods"), which experienced a significant reduction in demand due to COVID-19, and decreased income from our financing business due to lower interest rates during the year ended August 31, 2020, compared to the year ended August 31, 2019.

Revenues by Segment

Energy

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,431,134	$7,119,076	$(1,687,942)	(23.7)%

    The following waterfall analysis and commentary presents changes in our Energy segment revenues for the year ended August 31, 2020, compared to the prior year.
The change in Energy segment revenues for fiscal 2020 reflects the following:
•Decreased selling prices for refined fuels and propane were driven by global market conditions, including the impact of the demand shocks occurring during the COVID-19 pandemic, as well as product mix, which contributed to $1.3 billion and $135.5 million decreases in revenues, respectively.
•A 4% decrease of refined fuels volumes contributed to a $235.7 million decrease in revenues, which was partially offset by a 3% increase of propane volumes that contributed to a $22.6 million increase in revenues. Decreased volumes of refined fuels were attributable primarily to lower demand resulting from demand shock in the transportation sector that followed the COVID-19 pandemic and during the fall 2019 harvest as a result of poor weather conditions and a smaller crop across much of the agricultural region of the United States in which we operate. Increased volumes of propane resulted from significant propane demand for crop drying and home heating, particularly during the first half of fiscal 2020.

Ag

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$22,926,099	$24,720,072	$(1,793,973)	(7.3)%

    The following waterfall analysis and commentary presents changes in our Ag segment revenues for the year ended August 31, 2020, compared to the prior year.
The change in Ag segment revenues for fiscal 2020 reflects the following:
•Lower grain and oilseed and feed and farm supply volumes contributed to $671.6 million and $629.3 million decreases in revenues, respectively. These decreases resulted from poor spring weather conditions during fiscal 2019 that led to lower crop yields and fewer acres harvested during fall of fiscal 2020 and the impact of global trade tensions between the United States and foreign trading partners, particularly during the first half of fiscal 2020.
•Lower renewable fuels and processing and food ingredients volumes contributed to $119.5 million and $117.3 million decreases in revenues, respectively. These decreases resulted from reduced demand for renewable fuels and processing and food ingredient products as a result of the COVID-19 pandemic.
•The volume decreases were partially offset by increased volumes associated with agronomy products due to heightened spring 2020 demand and the increase in revenues that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the entire comparable period of the prior year.
•Decreased pricing driven by global market conditions and product mix contributed to $584.7 million and $578.6 million decreases in revenues for agronomy and grain and oilseed, respectively. However, these price decreases were partially offset by market-driven price increases for other products, including feed and farm supplies, that increased revenues by $433.7 million.

All Other Segments*

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues	$49,132	$61,305	$(12,173)	(19.9)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Corporate and Other revenues decreased during the year ended August 31, 2020, compared to the year ended August 31, 2019, primarily due to lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,002,597	$6,303,323	$(1,300,726)	(20.6)%

    The following waterfall analysis and commentary presents changes in our Energy segment COGS for the year ended August 31, 2020, compared to the prior year.
The change in Energy segment COGS for fiscal 2020 reflects the following:
•Decreased costs and a 4% volume decrease for refined fuels driven by global market conditions, including the demand shock in the transportation sector that followed the COVID-19 pandemic and product mix, which contributed to decreases in COGS of $914.6 million and $207.6 million, respectively.
•Decreased costs for propane driven by global market conditions and unrealized hedging gains contributed to a $249.8 million decrease in COGS. The decreased costs were partially offset by a 3% volume increase that contributed to a $21.6 million increase in COGS, which was driven by significant propane demand for crop drying and home heating during the first half of fiscal 2020 during a period of poor weather conditions.
•The cost decrease was partially offset by the recognition of an $80.8 million gain associated with certain federal excise tax credits as a reduction of COGS during the second quarter of fiscal 2019 that did not reoccur during fiscal 2020.

Ag

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$22,424,661	$24,215,749	$(1,791,088)	(7.4)%

    The following waterfall analysis and commentary presents changes in our Ag segment COGS for the year ended August 31, 2020, compared to the prior year.
The change in Ag segment COGS for fiscal 2020 reflects the following:
•Lower grain and oilseed and feed and farm supply volumes contributed to $669.3 million and $570.8 million decreases in COGS, respectively. These decreases resulted from poor spring weather conditions during fiscal 2019 that led to lower crop yields and fewer acres harvested during fall of fiscal 2020 and the impact of global trade tensions between the United States and foreign trading partners, particularly during the first half of fiscal 2020.
•Lower renewable fuels and processing and food ingredients volumes contributed to $119.5 million and $110.2 million decreases in COGS, respectively. These decreases resulted from reduced demand for renewable fuels and processing and food ingredient products as a result of the COVID-19 pandemic.
•The volume decreases were partially offset by increased volumes associated with agronomy products due to heightened spring 2020 demand and the increase in revenues that resulted from the March 1, 2019, acquisition of the remaining 75% ownership interest in WCD that we did not previously own, the results of which were not included in the entire comparable period of the prior year.
•Lower pricing driven by global market conditions and product mix contributed to $627.0 million and $533.1 million decreases in COGS for grain and oilseed and agronomy, respectively. However, these price decreases were partially offset by market-driven price increases for other products, including feed and farm supplies that increased COGS by $357.4 million.

All Other Segments

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$2,397	$2,879	$(482)	(16.7)%
Corporate and Other COGS	$(5,097)	$(5,831)	$734	12.6%

    There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2020.

Marketing, General and Administrative Expenses

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$704,542	$724,731	$(20,189)	(2.8)%

    The decrease in marketing, general and administrative expenses for fiscal 2020 was primarily due to the impact of loan loss reserves and impairments recorded during fiscal 2019 that did not reoccur and decreased incentive-based compensation during fiscal 2020. The decrease was partially offset by decreased recoveries of amounts reserved and impaired, increased maintenance expenses associated with our information technology platforms and increased payroll expenses due to the employees who joined CHS following our acquisition of the remaining 75% ownership interest in WCD, which were not included in the entire comparable period of the prior year.

Gain on Disposal of Business

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Gain on disposal of business	$1,450	$3,886	$(2,436)	(62.7)%

    Gain on disposal of business did not change significantly during fiscal 2020.

Interest Expense

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Interest expense	$116,977	$167,065	$(50,088)	(30.0)%

    Interest expense decreased during fiscal 2020 as a result of lower interest rates and decreased average outstanding debt balances compared to the prior year.

Other Income

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Other income	$38,425	$82,423	$(43,998)	(53.4)%

    Other income decreased primarily as a result of nonoperating gains recognized during fiscal 2019 that did not reoccur during fiscal 2020, including a $19.1 million gain recognized in connection with the acquisition of the remaining 75% ownership in WCD. Additionally, decreased interest income resulting from lower interest rates adversely impacted other income.

Equity Income from Investments

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$186,715	$236,755	$(50,040)	(21.1)%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

    The decreased equity income from investments for fiscal 2020 was primarily due to lower equity income recognized from our equity method investments in CF Nitrogen and Ventura Foods, which decreased by $32.4 million and $17.6 million, respectively. The decreases were driven by reduced urea and UAN pricing for CF Nitrogen and the significantly reduced demand in the foodservice industry during the COVID-19 pandemic experienced by Ventura Foods.

Income Tax Benefit

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income tax benefit	$36,731	$12,456	$24,275	194.9%

    Increased income tax benefit during fiscal 2020 primarily reflects a tax benefit related to the settlement of a U.S. federal audit resulting in additional tax credit carryovers, as well as equity management assumptions used in fiscal 2020 and the associated impact on income taxes. Federal and state statutory rates applied to nonpatronage business activity were 24.9% and 24.7% for the years ended August 31, 2020 and 2019, respectively. Income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity, which resulted in effective tax rates of (9.5)% and (1.5)% for the years ended August 31, 2020 and 2019, respectively.

Comparison of Results of Operations for the Years Ended August 31, 2019 and 2018

    For a discussion of results of operations for fiscal 2019 compared to fiscal 2018, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2019, filed with the SEC on November 6, 2019.

Liquidity and Capital Resources

Summary

    In assessing our financial condition, we consider factors such as working capital and internal benchmarking related to our applicable covenants and other financial criteria. We fund our operations primarily through a combination of cash flows from operations supplemented with short-term borrowings through our revolving credit facilities. We fund our capital expenditures and growth primarily through cash, operating cash flow and long-term debt financing.

    On August 31, 2020 and 2019, we had working capital, defined as current assets less current liabilities, of $1.3 billion and $1.1 billion, respectively. The increase in working capital was driven primarily by reductions in our notes payable and accounts payable. Our current ratio, defined as current assets divided by current liabilities, was 1.3 and 1.2 as of August 31, 2020 and 2019, respectively. Working capital and the current ratio may not be computed the same as similarly titled measures used by other companies. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health.

As of August 31, 2020, we had cash and cash equivalents of $140.9 million, total equities of $8.8 billion, long-term debt (including current maturities) of $1.8 billion and notes payable of $1.6 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

As we continue to navigate the impact of COVID-19 on our business and operations, we have strengthened our liquidity through a variety of means, including curtailing certain spending and reprioritizing capital expenditures. We are actively managing our short-term and long-term liquidity needs.

Fiscal 2020 and 2019 Activity

On August 14, 2020, we entered into the Note Purchase Agreement to borrow $375.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from 7 to 15 years and interest accruing at rates ranging from 3.24% to 3.73%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow and whether the notes have an investment grade rating from a nationally recognized statistical rating organization. The funding of these notes took place on November 2, 2020, and will be used to refinance upcoming debt maturities in fiscal 2021 and add liquidity.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of August 31, 2020, total availability under the Securitization Facility was $423.0 million, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of August 31, 2020 and 2019, the outstanding balance under the Repurchase Facility was $150.0 million.

On June 26, 2020, we amended our existing Securitization Facility and Repurchase Facility. As a result of the amendment, the maximum availability of the Securitization Facility was decreased from $700.0 million to $500.0 million. On September 24, 2020, the Securitization Facility and Repurchase Facility were further amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

During fiscal 2019, we completed the acquisition of the remaining 75% ownership interest in WCD that we did not previously own by paying $106.7 million; net cash flows were reduced by $8.0 million of cash acquired. WCD is now included in our Ag segment and deepens our presence in the agronomy products market. See Note 20, Acquisitions, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We also completed planned major maintenance activities during fiscal 2020 and 2019, which contributed to cash outflows of $14.5 million and $232.1 million for the years ended August 31, 2020 and 2019, respectively.

Cash Flows

	Years Ended August 31,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Net cash provided by operating activities	$1,087,229	$1,139,931	$(52,702)	(4.6)%
Net cash used in investing activities	(243,705)	(661,283)	417,578	63.1%
Net cash used in financing activities	(931,148)	(725,646)	(205,502)	(28.3)%
Effect of exchange rate changes on cash and cash equivalents	4,942	2,733	2,209	80.8%
Net decrease in cash and cash equivalents and restricted cash	$(82,682)	$(244,265)	$161,583	66.2%

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $52.7 million decrease in cash provided by operating activities reflects decreased net income during fiscal 2020 compared to the prior fiscal year, which was partially offset by working capital decreases, primarily associated with decreased receivables.

The $417.6 million decrease in cash used in investing activities primarily reflects increased collections of $130.5 million, decreased expenditures for major maintenance, CHS Capital, LLC ("CHS Capital") notes receivable and acquisition of the remaining 75% ownership interest in WCD in fiscal 2019, which did not reoccur in fiscal 2020.

The $205.5 million increase in cash used in financing activities primarily reflects increased net cash outflows associated with our notes payable and long-term debt facilities, an increase in cash patronage paid and an increase in equity redemption payments.

Future Uses of Cash

    We expect to utilize cash and cash equivalents, cash generated by operating activities and cash raised through the Note Purchase Agreement to fund capital expenditures, major maintenance, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2021:

•Capital expenditures. We expect total capital expenditures for fiscal 2021 to be approximately $486.8 million, compared to capital expenditures of $418.4 million in fiscal 2020. Excluded from the capital expenditures for fiscal 2021 is approximately $56.0 million for major maintenance at our Laurel refinery.
•Debt and interest. We expect to repay approximately $189.3 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $74.6 million during fiscal 2021.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2020. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2021.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2020 patronage-sourced earnings to be paid to our member-owners during fiscal 2021.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $33.0 million to be distributed in fiscal 2021 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2021 in respect to the amounts it has authorized for redemption during the fiscal year.

Future Sources of Cash

    We fund our current operations primarily through a combination of cash flows from operations and committed and uncommitted revolving credit facilities, including our Securitization Facility and Repurchase Facility. We believe these sources will provide adequate liquidity to meet our working capital needs. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt and term loans. On August 14, 2020, we entered into the Note Purchase Agreement to borrow $375.0 million of long-term debt in the form of notes that was funded on November 2, 2020. This funding will be used to refinance maturing long-term debt as well as add liquidity. In addition, our wholly-owned subsidiary, CHS Capital, makes loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities and has financing sources as detailed below in "CHS Capital Financing."

Working Capital Financing

    We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of August 31, 2020 and 2019:

Primary Revolving Credit Facilities	Fiscal Year of Maturity	Total Capacity	Borrowings Outstanding		Interest Rates
		2020	2020	2019
		(Dollars in thousands)
Committed five-year unsecured facility	2024	$2,750,000	$345,000	$335,000	LIBOR or base rate +0.00% to 1.55%
Uncommitted bilateral facilities*	2021	300,000	—	430,000	LIBOR or base rate + applicable margin
*Total capacity for the uncommitted bilateral facilities was $630.0 million at August 31, 2019. As of August 31, 2020, the uncommitted bilateral facilities do not include $300.0 million of capacity with a banking partner for which we are currently in the process of terminating the related agreement.

    Our primary line of credit is a five-year, unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    In addition to our facilities above, our wholly-owned subsidiaries CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda had uncommitted lines of credit with $318.4 million outstanding as of August 31, 2020. In addition, our other international subsidiaries had lines of credit outstanding of $69.7 million as of August 31, 2020.

Long-Term Debt Financing

    Long-term debt including current maturities was $1.8 billion as of August 31, 2020 and 2019. During the year ended August 31, 2020, we repaid approximately $25.4 million of long-term debt consisting of scheduled debt maturities and optional prepayments. On August 14, 2020, we entered into the Note Purchase Agreement to borrow $375.0 million of long-term debt in the form of notes that was funded on November 2, 2020. See Note 9, Notes Payable and Long-Term Debt, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information, including tables with summarized long-term debt outstanding.

CHS Capital Financing

    For a description of the Securitization Facility and the Repurchase Facility, see above in "Fiscal 2020 and 2019 Activity."

    CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. Total outstanding commitments under the program were $150.0 million as of August 31, 2020, of which $133.3 million was borrowed with an interest rate of 1.45%.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.40% as of August 31, 2020, and are due upon demand. Borrowings under these notes totaled $134.9 million as of August 31, 2020.

On September 30, 2019, CHS Capital entered into a credit agreement with a revolving note. Under this agreement, CHS Capital had available capacity of $100.0 million of which no amount was outstanding as of August 31, 2020. This agreement matured subsequent to August 31, 2020, and was not renewed.

Covenants

    Our long-term debt is mostly unsecured; however, restrictive covenants under various debt agreements require the maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of August 31, 2020. Based on our current 2021 projections, we expect continued covenant compliance.

    All outstanding private placement notes conform to financial covenants applicable to those of our amended and restated five-year unsecured revolving credit facility. The notes provide that if our ratio of consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0, the interest rate on outstanding notes will be increased between 0.25% and 1.00%, depending on the related note series, the actual ratio and/or whether the notes have an investment grade rating from a nationally recognized statistical rating organization, until the ratio becomes 3.0 to 1.0, or less. During both fiscal 2020 and 2019, our ratio of consolidated funded debt to consolidated cash flow remained below 3.0 to 1.0.

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by our Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2020 are estimated to be $242.0 million, with the qualified cash portion estimated to be $30.0 million and nonqualified equity distributions of $212.0 million. No portion of annual net earnings for fiscal 2020 will be issued in the form of qualified capital equity certificates.

    The following table presents estimated patronage distributions for the year ending August 31, 2021, and actual patronage distributions for the years ended August 31, 2020, 2019 and 2018:

	2021	2020	2019	2018
	(Dollars in millions)
Patronage distributed in cash	$30.0	$90.1	$75.8	$—
Patronage distributed in equity	212.0	474.4	353.0	128.8
Total patronage distributed	$242.0	$564.5	$428.8	$128.8

Our Board of Directors has authorized equity redemptions of $33.0 million to be distributed in fiscal 2021 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. These redemptions are classified as a current liability on the August 31, 2020, Consolidated Balance Sheet. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2021 in respect to the amounts it has authorized for redemption during the fiscal year.

Other Financing

    See Note 12, Equities, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for a summary of our outstanding preferred stock as of August 31, 2020, each series of which is listed and traded on the Global Select Market of The Nasdaq Stock Market LLC.

Off-Balance Sheet Financing Arrangements

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $127.9 million were outstanding on August 31, 2020. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out cash related to them and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of August 31, 2020.

Debt

    There is no material off-balance sheet debt.

Loan Participations

    We engage in off-balance sheet arrangements through certain loan participation agreements. Refer to further details about these arrangements in Note 3, Receivables, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K.

Contractual Obligations

    We had certain contractual obligations as of August 31, 2020, which require the following payments to be made:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Long-term debt obligations (1)	$1,750,947	$181,628	$313,656	$697,560	$558,103
Interest payments (2)	498,157	74,573	134,426	108,726	180,432
Finance lease obligations (3)	35,337	8,845	13,070	5,489	7,933
Operating lease obligations	305,828	64,379	90,667	55,229	95,553
Purchase obligations (4)	6,555,832	5,587,252	440,551	217,226	310,803
Other liabilities (5)	449,206	—	32,082	14,846	402,278
Total obligations	$9,595,307	$5,916,677	$1,024,452	$1,099,076	$1,555,102
(1) Excludes fair value adjustments to the long-term debt reported on our Consolidated Balance Sheet as of August 31, 2020, resulting from fair value interest rate swaps and related hedge accounting.
(2) Based on interest rates and long-term debt balances as of August 31, 2020.
(3) Future minimum lease payments under finance leases include amounts related to bargain purchase options and residual value guarantees, which represent economic obligations as opposed to contractual payment obligations.
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
(5) Other liabilities include the long-term portion of deferred compensation, deferred tax liabilities and contractual redemptions. Of the total other liabilities and deferred tax liabilities of $652.9 million on our Consolidated Balance Sheet as of August 31, 2020, the timing of the payments of $394.6 million of such liabilities cannot be determined and $203.7 million relate to long-term operating lease liabilities.

Critical Accounting Policies and Estimates

    Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Preparation of these consolidated financial statements requires use of estimates, as well as management’s judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe the following accounting policies are critical to our consolidated financial statements and may involve a higher degree of estimates, judgments and complexity.

Inventory Valuation and Reserves

    Grain, processed grain, oilseed and processed oilseed inventories are stated at net realizable value. All other inventories are stated at the lower of cost or net realizable value. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of nongrain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grains and oilseeds inventories. These estimates include measurement of grain in bins and other storage facilities, which uses formulas in addition to actual measurements taken to arrive at appropriate quantities. Other determinations made by management include quality of inventory and estimates for freight. Grain shrink reserves and other reserves that account for spoilage also affect inventory valuations. If estimates regarding the valuation of inventories, or the adequacy of reserves, are less favorable than management’s assumptions, then additional reserves or write-downs of inventories may be required.

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

Long-Lived Assets

    Property, plant and equipment is depreciated or amortized over the expected useful lives of individual or groups of assets based on the straight-line method. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual useful lives.

    All long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment in accordance with U.S. GAAP, at least annually for goodwill, and whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable. For goodwill, our annual impairment testing occurs in our fourth quarter. An impaired asset is written down to its estimated fair value based on the best information available. Fair value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and our estimates may differ from actual results.

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

Recent Accounting Pronouncements

    See Note 1, Organization, Basis of Presentation and Significant Accounting Policies, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for information concerning new accounting standards and the impact of implementation of those standards on our financial statements.

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

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements, but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges, but may include over-the-counter derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts that are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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
    Our policy is to manage our commodity price risk exposure according to internal policies and in alignment with our tolerance for risk. It is our policy that our profitability should come from operations, primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net physical position limits. These limits are defined for each commodity and business unit, and business units may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate compliance team, with day-to-day monitoring procedures being implemented within each individual business unit to ensure any limits overage is explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed at least annually with our senior leadership and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions.
    The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage these risks by entering into fixed price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we transact in exchange traded instruments or enter into over-the-counter derivatives that primarily clear through our FCM, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.
    A 10% adverse change in market prices would not materially affect our results of operations, since we use commodity futures and forward contracts of economic hedges of price risk and since our operations have effective economic hedging requirements as a general practice. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, the volatility of the commodity markets and the availability of hedging instruments. The utilization of derivatives and hedging activities is described more fully in Note 15, Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Interest Rate Risk

    Debt used to finance inventories and receivables is represented by short-term notes payable, so our blended interest rate for all such notes approximates current market rates. The table below provides information about our outstanding debt that is sensitive to changes in interest rates. The table presents scheduled contractual principal payments and related weighted average interest rates for the fiscal years presented.

	Expected Maturity Date						Total	Fair Value Asset (Liability)
	2021	2022	2023	2024	2025	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$763,215	$—	$—	$—	$—	$—	$763,215	$(763,215)
Average interest rate	2.0%	—	—	—	—	—	2.0%	—
Variable rate CHS Capital short-term notes payable	$812,276	$—	$—	$—	$—	$—	$812,276	$(812,276)
Average interest rate	1.3%	—	—	—	—	—	1.3%	—
Fixed rate long-term debt	$181,628	$30,828	$282,828	$780	$330,780	$558,103	$1,384,947	$(1,497,526)
Average interest rate	4.5%	3.2%	3.2%	4.5%	3.2%	4.9%	3.9%	—
Variable rate long-term debt	$—	$—	$—	$—	$366,000	$—	$366,000	$(384,364)
Average interest rate (a)	—	—	—	—	range	—	range	—
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

Foreign Currency Risk

    We were exposed to risk regarding foreign currency fluctuations during fiscal 2020 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amounts of our foreign exchange derivative contracts were $1.2 billion and $894.7 million as of August 31, 2020 and 2019, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K. Supplementary financial information required by Item 302 of Regulation S-K promulgated by the SEC for each quarter during the years ended August 31, 2020 and 2019, is presented below.

	Three Months Ended
	August 31, 2020	May 31, 2020	February 29, 2020	November 30, 2019
	(Unaudited) (Dollars in thousands)
Revenues	$6,945,623	$7,241,031	$6,598,226	$7,621,485
Gross profit	122,850	218,359	315,055	325,543
Income before income taxes	3,204	70,449	127,824	185,401
Net income	21,677	97,501	125,694	178,737
Net income attributable to CHS Inc.	21,462	97,648	125,447	177,882

	Three Months Ended
	August 31, 2019	May 31, 2019	February 28, 2019	November 30, 2018
	(Unaudited) (Dollars in thousands)
Revenues	$8,434,684	$8,497,941	$6,483,539	$8,484,289
Gross profit	262,508	223,771	427,413	470,641
Income before income taxes	124,935	61,579	261,855	367,232
Net income	177,925	54,713	248,304	347,115
Net income attributable to CHS Inc.	178,990	54,620	248,766	347,504

Regulation S-X promulgated by the SEC also requires separate financial statements of significant equity method investment to be filed with this Annual Report on Form 10-K when the equity income attributable to a significant equity method investments exceeds 20% of income before income taxes for any of our fiscal years for which financial statements are required to be presented in this Annual Report on Form 10-K. As equity income from our investment in CF Nitrogen exceeded 20% of our income before income taxes for the fiscal year ended August 31, 2020, separate financial statements for CF Nitrogen will be filed as an amendment to this Annual Report on Form 10-K within 90 days after CF Nitrogen's fiscal year ended on December 31, 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of August 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projecting any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of August 31, 2020, our internal control over financial reporting was effective.

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

Remediation of Previously Identified Material Weaknesses

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019, the following material weaknesses in our internal control over financial reporting, each of which has been remediated, as described below:

•We did not design and consistently maintain effective monitoring controls related to the design and operating effectiveness of our internal controls. Specifically, we did not implement and reinforce an adequate process for monitoring the proper functioning of internal controls to verify that our accounting policies and procedures are consistently and adequately being performed, as relevant, by a sufficient number of resources with the appropriate knowledge and training.

•We did not design and maintain effective controls over certain information technology ("IT") general controls for information systems relevant to the preparation of our financial statements. Specifically, we did not design and maintain sufficient (i) testing and approval controls for program development to ensure the implementation of a new ERP system was aligned with business and IT requirements, or (ii) user access controls to ensure appropriate segregation of duties, or that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate personnel. These control deficiencies resulted in misstatements to the inventory and COGS and related disclosures for the third quarter of fiscal 2018. Additionally, the deficiencies, when aggregated, could impact the maintenance of effective segregation of duties, as well as the effectiveness of IT dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

During the first three quarters of fiscal 2020 we substantially completed the projects designed and implemented to remediate the previously identified material weaknesses, including (1) establishing appropriate roles and responsibilities within the organization, implementing formal programs for finance, accounting, operations and IT personnel, and reinforcing an adequate process for monitoring proper functioning of internal controls to verify that our accounting policies and procedures are consistently and adequately being performed, as relevant, by a sufficient number of resources with the appropriate knowledge and training and (2) designing and implementing controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements . During the quarter ended August 31, 2020, we completed the testing and evaluation of the operating effectiveness of the remediated controls and concluded that the previously identified material weaknesses have been remediated as of August 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On November 5, 2020, we and Mr. Debertin entered into an amendment ("Employment Agreement Amendment") to the employment agreement we entered into with Mr. Debertin on May 22, 2017 ("Employment Agreement"), pursuant to which the term of the Employment Agreement was extended to August 31, 2023, provided that, pursuant to the terms of the Employment Agreement, beginning on August 31, 2023, and on each August 31 thereafter, the Employment Agreement will automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the renewal date, of its intent not to renew the agreement for an additional one-year period.

The foregoing description of the Employment Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement Amendment, which is filed as Exhibit 10.1A to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

    The table below provides certain information regarding each of our directors, as of August 31, 2020.

Name	Age	Director Region	Director Since
David Beckman	60	8	2018
Clinton J. Blew	43	8	2010
Hal Clemensen	60	4	2019
Scott Cordes	59	1	2017
Jon Erickson	60	3	2011
Mark Farrell	61	5	2016
Steve Fritel	65	3	2003
Alan Holm	60	1	2013
David Johnsrud	66	1	2012
Tracy Jones	57	5	2017
David Kayser	61	4	2006
Russell Kehl	45	6	2017
Edward Malesich	67	2	2011
Perry Meyer	66	1	2014
Steve Riegel	68	8	2006
Daniel Schurr	55	7	2006
Kevin Throener	48	3	2019

    As a cooperative, members of our Board of Directors are nominated and elected by our members as required by our bylaws. As described below under "Director Elections and Voting," to ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. Neither management nor the incumbent directors have any control over the nominating process for directors. As described below under "Director Elections and Voting," to be eligible for service as a director, a nominee must, among other things, (i) be an active farmer or rancher whose primary occupation is that of a farmer or rancher, (ii) be a Class A individual member of CHS or a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. In general, our directors operate large commercial agricultural enterprises, which require expertise in all areas of management, including financial oversight. They also have experience serving on local cooperative association boards and participate in a variety of agricultural and community organizations. Some directors also have experience serving on boards of directors for financial and other institutions and businesses. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course and earn the Certificate of Director Education.

    David Beckman has been a member of the CHS Board of Directors since 2018. He serves as vice chair of the Government Relations Committee and is a member of the Corporate Risk Committee. He serves as board chair for Central Valley Ag Cooperative in York, Nebraska, and secretary of the Nebraska Cooperative Council. He holds a bachelor's degree in agronomy from the University of Nebraska-Lincoln. Mr. Beckman's principal occupation has been farming for more than five years. In partnership with his family, he raises irrigated corn and soybeans and operates a custom hog-feeding operation near Elgin, Nebraska.

    Clinton J. Blew, First Vice Chair, has been a member of the CHS Board of Directors since 2010. Since 2017, Mr. Blew has served as first vice chair of the Board and a member of the Executive Committee. He also serves on the Audit and Capital committees. He is a member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, Kansas Livestock Association, Texas Cattle Feeders Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in south-central Kansas.

    Hal Clemensen has been a member of the CHS Board of Directors since 2019. He is a member of the Government Relations and Corporate Risk committees. He serves on the Agtegra Cooperative board. He also serves on the board of trustees for Presentation College and the Avera Rural Cancer Advisory Board. Previously, he served as a director of the South Dakota Value Added Agriculture Development Center, South Dakota Soybean Association and Redfield Farmers Union Oil Company. He holds a bachelor's degree in agricultural economics and agricultural business from South Dakota State University. Mr. Clemensen’s principal occupation has been farming for more than five years. He and his wife raise corn, soybeans and wheat in Brown and Spink counties in South Dakota.

    Scott Cordes has been a member of the CHS Board of Directors since 2017. He serves as vice chair of the Audit Committee and vice chair of the Corporate Risk Committee. He serves as a director and past chair of Security State Bank of Wanamingo, Minnesota. He also serves as a member of the board for the Cooperative Network. Previously, he served as director of the MGEX and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than four years. Prior to his current occupation, he was president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS Inc. He operates a corn and soybean farm near Wanamingo.

    Jon Erickson, Second Vice Chair, has been a member of the CHS Board of Directors since 2011. Since 2017, he has been second vice chair of the Executive Committee of the Board. He also serves as chair of the Capital Committee and as a member of the Audit Committee. He is a member of the North Dakota Farmers Union and North Dakota Stockmen's Association. He holds a bachelor's degree in agricultural economics from North Dakota State University. Mr. Erickson's principal occupation has been farming for more than five years. He raises grains and oilseeds and operates a commercial Hereford-Angus cow-calf business near Minot, North Dakota.

    Mark Farrell has been a member of the CHS Board of Directors since 2016. He serves as vice chair of the CHS Foundation Board of Trustees and as a member of the Audit Committee. Previously, he served as a director and president of the Premier Cooperative board and as a director of Mount Horeb Farmers Co-op and United Ethanol. He graduated from the University of Wisconsin-Madison Agricultural & Life Sciences Farm & Industry Short Course. Mr. Farrell's principal occupation has been farming for more than five years. He raises corn, soybeans and wheat in Dane County, Wisconsin.

    Steve Fritel has been a member of the CHS Board of Directors since 2003. He serves as chair of the Corporate Risk Committee and as a member of the Audit Committee. He earned an associate degree from North Dakota State College of Science. Mr. Fritel's principal occupation has been farming for more than five years. He raises spring wheat, soybeans, edible beans, corn and canola near Rugby, North Dakota. He also runs a family business providing on-farm grain storage equipment and sells some of his edible beans to local family-owned restaurants.

    Alan Holm has been a member of the CHS Board of Directors since 2013. He serves as chair of the Government Relations Committee and is a member of the Corporate Risk Committee. He also serves on the board for Citizens Bank of Minnesota. Mr. Holm holds an associate degree in machine tool technology from Mankato Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and operates a cow-calf herd near Sleepy Eye, Minnesota.

    David Johnsrud has been a member of the CHS Board of Directors since 2012. He serves as a member of the Government Relations and Capital committees. He also serves as a member of the board for the Cooperative Network.
Previously, he served as board chair of AgCountry Farm Credit Services and on the boards of the Minnesota Farm Credit Legislative Committee, Farmers Union Oil, CHS Prairie Lakes, Mid-Minnesota Association and Minnesota State Co-op Directors Association. Mr. Johnsrud’s principal occupation has been farming for more than five years. He raises corn and soybeans near Starbuck, Minnesota.

    Tracy Jones has been a member of the CHS Board of Directors since 2017. He is a member of the Governance and Capital committees. He serves on the DeKalb County board. Previously, he served on the boards of CHS Elburn, DeKalb Kane Cattlemen's Association and DeKalb County Corn Growers. He earned an associate degree in farm management from Kishwaukee College in Malta, Illinois. Mr. Jones' principal occupation has been farming for more than five years. He operates a fourth-generation family farm near Kirkland, Illinois, that raises corn, soybeans and wheat and feeds cattle.

    David Kayser has been a member of the CHS Board of Directors since 2006. He serves as chair of the CHS Foundation Board of Trustees and as a member of the Governance Committee. Mr. Kayser is a member of the Mitchell (South Dakota) Technical Institute Foundation Board and a previous director and chair of CHS Farmers Alliance and South Dakota Association of Cooperatives. Mr. Kayser's principal occupation has been farming for more than five years. He raises corn, soybeans and hay near Alexandria, South Dakota, and operates a cow-calf and feeder-calf business.

    Russell Kehl, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2017. Since 2019, Mr. Kehl has served as secretary-treasurer of the Board and a member of the Executive Committee. He also serves as vice chair of the Capital Committee and vice chair of the Governance Committee. He previously served as a member of the producer board of CHS SunBasin Growers and vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his wife operate a farm near Quincy, Washington, that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns a dry bean processing facility, runs a custom farming business, and owns and operates a trucking and logistics company.

    Edward Malesich has been a member of the CHS Board of Directors since 2011. He serves as chair of the Governance Committee and as a member of the CHS Foundation Board of Trustees. He is a member of Montana Stock Growers Association, Montana Grain Growers Association, Montana Farm Bureau Federation, Montana Farmers Union and Montana Council of Co-ops. He holds a bachelor's degree in agricultural production from Montana State University. Mr. Malesich's principal occupation has been farming for more than five years. He raises Angus cattle, wheat, malt barley and hay near Dillon, Montana.

    Perry Meyer has been a member of the CHS Board of Directors since 2014. He serves as chair of the Audit Committee and is a member of the Corporate Risk Committee. He is a member of United Farmers Co-op, Central Region Cooperative, Minnesota Farm Bureau, Minnesota and Nicollet County corn growers associations, and Minnesota Pork Producers Association. He serves as a director of Steamboat Pork Cooperative, chair of the board of Nuvera Communications, Inc. and director of Minnesota Valley Lutheran School Foundation. He holds an agricultural mechanics degree from Alexandria (Minnesota) Technical School. Mr. Meyer's principal occupation has been farming for more than five years. He operates a family farm, raising corn, soybean and hogs near New Ulm, Minnesota.

Steve Riegel, Assistant Secretary-Treasurer, has been a member of the CHS Board of Directors since 2006. Mr. Riegel serves as the assistant secretary-treasurer of the Board and chair of the Executive Committee. He is also a member of the Governance and Capital committees. He is an advisory director of Bucklin National Bank. He attended Fort Hays (Kansas) State University, majoring in agriculture, business and animal science. Mr. Riegel's principal occupation has been farming for more than five years. He raises irrigated corn, soybeans, alfalfa, dryland wheat and milo and operates a cow-calf operation near Ford, Kansas.
    Daniel Schurr, Chair, has been a member of the CHS Board of Directors since 2006. Since 2017, Mr. Schurr has served as chair of the Board and chair of the Executive Committee. He serves on the Blackhawk Bank and Trust board and audit and loan committees and on the Silos and Smokestacks National Heritage Area board. He holds a bachelor's degree in agricultural business with a minor in economics from Iowa State University. Mr. Schurr's principal occupation has been farming for more than five years. He raises corn and soybeans near LeClaire, Iowa, and operates a commercial trucking business.

Kevin Throener has been a member of the CHS Board of Directors since 2019. He is a member of the Governance Committee and the CHS Foundation Board of Trustees. He serves as a CHS Dakota Plains director and is active in the North Dakota Farmers Union, the North Dakota Stockmen's Association and Knights of Columbus. He attended North Dakota State University, majoring in agricultural systems management. Mr. Throener's principal occupation has been farming for more than five years. Mr. Throener and his wife raise corn, soybeans, alfalfa and cattle near Cogswell, North Dakota.

Director Elections and Voting

    Director elections are for three-year terms and are open to any qualified candidate. Qualifications for the office of director are as follows:

•At the time of declaration of candidacy, the individual (except in the case of an incumbent) must have the written endorsement of a locally elected producer board that is part of the CHS system and located within the region from which the individual is to be a candidate.
•At the time of the election, the individual must be less than 68 years old.

    The remaining qualifications set forth below must be met at all times commencing six months prior to the time of election and while the individual holds office:

•The individual must be a Class A individual member of CHS or a member of a cooperative association member.
•The individual must reside in the region from which he or she is to be elected.

•The individual must be an active farmer or rancher. "Active farmer or rancher" means an individual whose primary occupation is that of a farmer or rancher, excluding anyone who is an employee of CHS or of a cooperative association member.

    The following positions on the Board of Directors will be up for election at the 2020 Annual Meeting of Members:

Region	Incumbent
Region 1 (Minnesota)	Scott Cordes
Region 1 (Minnesota)	Perry Meyer
Region 2 (Montana, Wyoming)	Open Seat
Region 3 (North Dakota)	Jon Erickson
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin)	Tracy Jones
Region 7 (Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee)	Daniel Schurr
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma, Texas)	Clinton J. Blew

    Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are Class A or Class C members of CHS.

EXECUTIVE OFFICERS

    The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2020.

Name	Age	Position
Jay Debertin	60	President and Chief Executive Officer
Richard Dusek	56	Executive Vice President, CHS Country Operations
Darin Hunhoff	50	Executive Vice President, Energy and Processing
Olivia Nelligan	45	Executive Vice President and Chief Financial Officer
James Zappa	56	Executive Vice President and General Counsel
David Black	54	Senior Vice President, Enterprise Strategy and Chief Information Officer
John Griffith	51	Senior Vice President, CHS Global Grain Marketing and CHS Hedging, LLC
Gary Halvorson	47	Senior Vice President, CHS Agronomy
Mary Kaul-Hottinger	56	Senior Vice President, Human Resources

    Jay Debertin has been president and chief executive officer ("CEO") for CHS since May 2017. He leads the strategic leadership team in strengthening CHS by advancing operational excellence, accelerating its focus on results and delivering products and services that help the cooperative's owners grow their businesses. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of Energy and Foods where he led energy, transportation and processing and food ingredients at CHS. Mr. Debertin serves as board chair for Ventura Foods and serves on the board of directors for Securian Financial. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin - Madison.

Richard Dusek has been executive vice president, CHS Country Operations since November 2017. He is leading the CHS retail platform as a critical distribution channel for our core businesses, aligning an enterprise supply chain to drive efficiencies in delivering crop inputs, fuels, animal nutrition and other farm supplies and marketing the grain produced by farmer owners. Mr. Dusek serves on the board of directors for The Fertilizer Institute and is a past board member of the MGEX. He joined CHS in 1988 as a wheat trader. Prior to leading our retail business, Mr. Dusek held vice president roles in our grain marketing and agronomy divisions. He earned a bachelor of science degree in agricultural economics from North Dakota State University and he is a graduate of the Harvard Business School Advanced Management Program.

Darin Hunhoff has been executive vice president, Energy and Processing since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation. He also leads processing and food ingredients at CHS, which includes our soybean and canola oilseed crushing and refining operations, ethanol production platform and sunflower business. In addition, he oversees the CHS Cooperative Resources group, which provides leadership development and strategic planning services to local cooperatives. Mr. Hunhoff serves on the board of directors for Ardent Mills. He joined CHS more than 25 years ago as a petroleum specialist. He has also been chief strategy officer for CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

    Olivia Nelligan is the executive vice president and chief financial officer for CHS, joining the organization in January 2020. She is responsible for accounting, treasury, credit and finance activities across CHS and was recently appointed as chair of the CHS Retirement Plan Committee. Before joining CHS, Ms. Nelligan held executive positions in multiple organizations as well as acting as a management consultant. From June 2019 until her appointment as our executive vice president and chief financial officer, Ms. Nelligan served as chief executive officer of Inish Enterprises, a strategic advisory firm that she founded. Prior to that, Ms. Nelligan served as chief financial officer and subsequently as chief executive officer of Nasco, LLC, a private equity-owned company that provides specialty products for education, healthcare, laboratory testing and agriculture. After serving as Nasco's CEO, she served as nonexecutive chair of its board. Prior to Nasco, Ms. Nelligan spent many years with Kerry Group plc and was most recently the global chief financial and strategic planning officer of its Taste and Nutrition division. She holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from University College Cork, Ireland, and a master of business administration degree from the University of Wisconsin – Madison. She is a Fellow Chartered Accountant and an associate member of the Institute of Taxation in Ireland.

    James Zappa has been executive vice president and general counsel for CHS since April 2015. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance, corporate compliance, federal securities reporting and compliance, and disclosure and investor communications. Mr. Zappa also oversees CHS internal audit, CHS enterprise sustainability initiatives, and the CHS Foundation and CHS Community Giving functions. Mr. Zappa serves as a director for Ventura Foods. Mr. Zappa has informed CHS that as part of his career transition planning, he will transition from his current role as executive vice president and general counsel to another leadership role at CHS, effective with the appointment of a new general counsel. He previously worked at 3M Company for 15 years in various legal and leadership roles including vice president, associate general counsel and chief compliance officer, and vice president, associate general counsel, international operations. Prior to joining 3M, he worked for UnitedHealth Group and for the law firm Dorsey & Whitney. He earned a juris doctor degree from the University of Minnesota Law School, a master's degree in communication arts and sciences from the University of Southern California, and a bachelor’s degree from Drake University.

    David Black has been senior vice president, enterprise strategy, and chief information officer for CHS since April 2018. He leads enterprise strategy, CHS global information technology, marketing and communications, and facilities. He is responsible for the strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide. He also serves as a director for Ventura Foods. He joined CHS six years ago. He previously worked at Monsanto Company where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC. Mr. Black earned a bachelor's degree in computer science from Tarkio College.

    John Griffith has been senior vice president, CHS Global Grain Marketing and CHS Hedging since April 2018. He leads CHS global grain marketing operations and renewable fuels trading, supply chain management and risk management, including freight, currency, execution and trade finance. Mr. Griffith serves on the MGEX and the North American Export Grain Association boards. He also serves as the board chair for CHS Hedging, a commodities brokerage subsidiary of CHS. He worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing including vice president, grain marketing North America. He earned a bachelor’s degree from St. John's University and a master of business administration degree from Rockhurst University.

    Gary Halvorson has been senior vice president, CHS Agronomy since April 2018. He leads the our agronomy business and its comprehensive supply chain encompassing diverse assets and capabilities to distribute commodity and specialty fertilizers, seed, crop protection and precision ag technology and services to agricultural retailers. Mr. Halvorson is on the board of CF Nitrogen and has served on the Agricultural Retailers Association board of directors and the National FFA Sponsors board. He joined CHS more than 20 years ago and held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for CHS Country Operations. He earned a bachelor's degree in business from Concordia University.

    Mary Kaul-Hottinger has been senior vice president, human resources, for CHS since September 2018. Ms. Kaul-Hottinger sets direction and strategy for human resources with a focus on helping us attract, develop and retain high-performing and diverse employees. Prior to joining CHS, she was vice president, human resources, for Ecolab's global businesses and supported business units with more than 30,000 employees. She previously served in human resources leadership roles at General Mills and Pillsbury. Ms. Kaul-Hottinger has a bachelor's degree in business administration from the University of St. Thomas.

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

    Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2020, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2020.

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

AUDIT COMMITTEE MATTERS

    The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2020, the Audit Committee was comprised of Mr. Blew, Mr. Cordes, Mr. Erickson, Mr. Farrell, Mr. Fritel and Mr. Meyer (chair), each of whom is an independent director. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

    We do not believe any member of the Audit Committee is an "audit committee financial expert" as defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder. As a cooperative, members of our Board of Directors are nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The voting members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must among other things, (i) be an active farmer or rancher, (ii) be a Class A individual member of CHS or a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director serving on our Audit Committee will be an audit committee financial expert. However, many of our directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial management or oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairs of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

    This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") for fiscal 2020, which ran from September 1, 2019, through August 31, 2020:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President and Chief Financial Officer
Darin Hunhoff	Executive Vice President, Energy and Processing
James Zappa	Executive Vice President and General Counsel
Richard Dusek	Executive Vice President, CHS Country Operations
Angela Olsonawski	Senior Vice President, Corporate Treasurer and Former Interim Chief Financial Officer
Timothy Skidmore	Former Executive Vice President and Chief Financial Officer

    Changes in Named Executive Officers during fiscal 2020 include the retirement of Timothy Skidmore, our former executive vice president and chief financial officer, who retired from CHS on December 31, 2019, and who ceased to serve as our executive vice president and chief financial officer on November 7, 2019. Angela Olsonawski, our senior vice president and corporate treasurer, served as our interim chief financial officer and principal financial officer from November 7, 2019, until Olivia Nelligan became our executive vice president and chief financial officer on January 29, 2020.

    CHS is an organization that exists to create connections to empower agriculture, for the benefit of our producer and local cooperative owners and the communities in which our owners and we live and operate. CHS compensation programs are designed to attract, retain and reward the executives who carry out this purpose and align them around attainment of CHS long-term strategies and short-term priorities.

    This section outlines the compensation and benefit programs as well as the materials and factors used to assist us in making compensation decisions. In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31 of that year.

Compensation Philosophy and Objectives

    The Governance Committee of our Board of Directors ("Governance Committee") oversees the administration of, and the fundamental changes to, our executive compensation and benefits programs. The primary principles and objectives in compensating our executive officers include:

•Attract and retain exceptional talent who meet our leadership expectations and are engaged and committed to the long-term success of CHS by providing market-competitive compensation and benefit programs;
•Align executive rewards to quantifiable annual and long-term performance goals that drive enterprise results and provide competitive returns to our member-owners;
•Emphasize pay for performance by providing a total direct compensation mix of fixed and variable pay that is primarily weighted on annual and long-term incentives to reward annual and sustained performance over the long term; and
•Ensure compliance with government mandates and regulations.

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2021.

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

    The Governance Committee reviews our executive compensation policies each year with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of our executive compensation programs. The Governance Committee, with input from a third-party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs, including the incentive plan goals applicable to our Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. A third-party consultant is chosen and hired directly by the Executive Committee to provide guidance regarding market-competitive levels of base pay, annual variable pay and long-term incentive pay, as well as market-competitive allocations between base pay, annual variable pay and long-term incentive pay for our CEO. The data is shared with our Board of Directors, which makes final decisions regarding our CEO's base pay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and short-term compensation, other than the intention to be competitive with the external compensation market for comparable positions and to be consistent with our compensation philosophy and objectives. The Executive Committee recommends to our Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards for our CEO based on performance of CHS compared to the financial goals and, as applicable, individual performance. In turn, our Board of Directors communicates this pay information to our CEO. Our CEO is not involved with the selection of the third-party consultant and does not participate in or observe Executive Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained below under "Components of Compensation"), with input from a third-party consultant if necessary, our CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive pay plan performance goals applicable to the other Named Executive Officers (and other employees) and communicates base and incentive compensation pay to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

Components of Compensation

    Our executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze independent compensation survey information, including comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2020, the Towers Watson CDB Executive Compensation Survey Report was used for this analysis, and the survey data extracted included median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the survey vary by industry, revenue and number of employees, and represent both public and private ownership, as well as nonprofit, government and mutual organizations. Compensation paid by a comparator group of industry specific companies, which includes 16 private, public and cooperative organizations in the agronomy, energy, food and grain industries, is also considered when making compensation decisions.

    The following companies comprised the 2020 comparator group:

Comparator Group
Archer-Daniels-Midland	Conagra Brands	Kinder Morgan	Mosaic
Bunge	ConocoPhillips	Koch Industries	Nutrien
CF Industries	Dean Foods	Land O'Lakes	Valero Energy
Cargill	HollyFrontier	Marathon Petroleum	Williams Companies

    The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line of sight and strong commitment to our short-term and long-term success and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive in comparable industries, companies and markets. We target the market median compensation for base pay, target total cash and target total direct compensation, and the 75th percentile for total direct compensation when we achieve above market performance.

    For fiscal 2020, base pay was slightly above the market median, total cash compensation was generally consistent with the market median and total direct compensation was above the market median. The total cash compensation was generally consistent with the market median because, although actual earned annual variable pay awards were below target performance, this was offset by the payments made with respect to the 2017 Retention Awards, as described in greater detail below. If the payments with respect to the 2017 Retention Awards had not been made in fiscal 2020, total cash compensation would have been below the market median. The above market median total direct compensation occurred because long-term incentive awards for the fiscal 2018-2020 performance period were achieved at the superior level of performance, and because of the payments with respect to the 2017 Retention Award. Even if the payments with respect to the 2017 Retention Award had not been made in fiscal 2020, total direct compensation would still have been above the market median.

    The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay	Broad-based employee short-term performance-based variable pay incentive for achieving predetermined annual financial and individual performance goals	• Provides a direct link between pay and annual business objectives
• Pay for performance to motivate and encourage the achievement of critical business initiatives
• Encourages proper expense control and containment
Profit Sharing	Selective employee short-term performance-based variable pay for achieving predetermined annual financial goals	• Provides a direct link between employee pay and our profitability
Long-Term Incentive Plans	Long-term performance-based incentive for senior management to achieve predetermined triennial Return on Invested Capital ("ROIC") goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
	The supplemental plans include nonqualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"); in addition, the plans allow participants to voluntarily defer receipt of a portion of their income	• These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health & Welfare Benefits	Medical, dental, vision, life insurance and short-term disability benefits generally available to all full-time employees. Certain officers, including our Named Executive Officers, also are eligible for executive long-term disability benefits	• With the exception of executive long-term disability benefits, these benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
Additional Benefits	Additional benefits provided to certain officers, including our Named Executive Officers	• These benefits are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us

Explanation of Ratio of Salary and Bonus to Total Compensation

    The structure of our executive compensation package is focused on a suitable mix of base pay, annual variable pay and long-term incentive awards to encourage executive officers and employees to strive to achieve goals that benefit our member-owners' interests over the long term and to better align our programs with general market practices.

Fiscal 2020 Executive Compensation Mix at Target

    The charts below illustrate the mix of base salary, annual variable pay at target performance (2020 Plan) and long-term incentive compensation at target performance (2018-2020 Plan) for fiscal 2020 for our CEO and the other Named Executive Officers as a group.
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

Our CEO is responsible for this process for the other Named Executive Officers. In fiscal 2020, the Executive Committee was responsible for this process for our CEO.

    Mr. Debertin received a 3.0% base salary increase effective January 1, 2020. Our Board of Directors approved the increase to maintain a competitive pay position to market. Mr. Hunhoff, Mr. Zappa, Mr. Dusek and Ms. Olsonawski also received base salary increases of 3.0%, 3.0%, 2.0% and 3.0%, respectively, in fiscal 2020 to ensure their base salaries were commensurate with their responsibilities, skills, contributions and competitive pay range. Mr. Skidmore did not receive an increase to base salary in fiscal 2020.

In light of the COVID-19 pandemic and its potential impact on our business and industry, and the economy in general, and to respond to changing conditions resulting from the COVID-19 pandemic, based upon the recommendation of the Executive Committee and the request of Mr. Debertin, our Board of Directors approved a decision that neither Mr. Debertin nor any of the other Named Executive Officers would receive a base salary increase for calendar year 2021. This decision aligns with our decision to not implement merit increases to base salaries in calendar year 2021 for any of our salaried employees.

Annual Variable Pay

    Named Executive Officers are covered by the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other employees and, based on the plan provisions, when they are hired or retire they receive awards prorated to the period of time eligible. Each Named Executive Officer was eligible to participate in the AVP for fiscal 2020. Target AVP award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing annual variable pay awards for the achievement of predetermined goals. Our AVP program for fiscal 2020 was based on enterprise-level financial performance and specific management business objectives with actual payout dependent on achieving predetermined enterprise-level financial performance goals and individual performance goals. The financial performance components included ROIC goals for CHS at the enterprise level. The threshold, target and maximum ROIC goals for fiscal 2020 are set forth in the table below. The management business objectives include individual performance against specific goals relating to subjects such as business profitability, execution of strategic initiatives or talent acquisition, development and retention. In conjunction with the annual performance appraisal process for our CEO, our Board of Directors reviews the individual goals and, in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for our CEO. Likewise, our CEO uses the same process for determining individual goal attainment for the other Named Executive Officers.

    CHS financial performance goals and award opportunities under our fiscal 2020 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Percent of Target Award
Maximum	6.9% ROIC	200%
Target	5.9% ROIC	100%
Threshold	4.9% ROIC	50%
Below threshold	<4.9% ROIC	0%

    ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

    ROIC is a measurement of how efficiently we use capital and the level of returns on that capital, and is calculated by dividing adjusted net operating profit after tax by funded debt plus equity. We define adjusted net operating profit after tax as earnings before tax plus interest, net, and the sum is multiplied by the effective tax rate. For purposes of the fiscal 2020 AVP, we define funded debt as the average of long-term debt, including the current portion thereof, plus any guarantees thereof, as of the end of July 2019 and 2020, respectively, and equity at the end of July 2019.

    Our Board of Directors approved the ROIC performance goals for the fiscal 2020 AVP and determined our CEO's individual goals. The weighting of our CEO's goals for fiscal 2020 was 70% CHS total company ROIC and 30% principal accountabilities and individual goals. Our CEO determined individual goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers for fiscal 2020 was 70% CHS total company ROIC and 30% individual goals. ROIC results were 5.1% for fiscal 2020.

In connection with Ms. Nelligan's appointment as our executive vice president and chief financial officer, we entered into a letter agreement with her on January 7, 2020 (the "Nelligan Letter Agreement"). The Nelligan Letter Agreement, among other things, requires that we give Ms. Nelligan a full year of credit for the fiscal 2020 AVP, rather than prorate her award for the time that she was employed by us during fiscal 2020.

In connection with Mr. Skidmore's retirement from CHS on December 31, 2019, we entered into a letter agreement with him on July 26, 2019 ("Skidmore Letter Agreement"). The Skidmore Letter Agreement, among other things, provided for the payment to Mr. Skidmore of a pro rata portion of his annual variable pay award under the Annual Variable Pay Plan for 2020, based on the number of days he was employed by us during fiscal 2020, calculated at the target level for both the enterprise-level financial performance goals and individual performance goals components of the fiscal 2020 AVP.

    Annual variable pay awards that will be or have been paid under the Annual Variable Pay Plan for fiscal 2020 for the Named Executive Officers are as follows:

Name	Variable Pay
(Dollars)
Jay Debertin	$1,173,439
Olivia Nelligan	402,248
Darin Hunhoff	404,503
James Zappa	381,606
Richard Dusek	375,729
Angela Olsonawski	121,741
Timothy Skidmore	236,709

Profit Sharing

    Each Named Executive Officer (other than Mr. Skidmore) was eligible to participate in our Profit Sharing Plan applicable to other employees. The purpose of the Profit Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The levels of fiscal 2020 profit sharing awards vary in relation to the level of CHS ROIC achieved and are displayed in the following table:

ROIC	Profit Sharing Award
6.9%	5%
6.4%	4%
5.9%	3%
5.4%	2%
4.9%	1%

    In fiscal 2020 ROIC results were 5.1%. Accordingly, each Named Executive Officer (other than Mr. Skidmore) earned a 1.5% award under the Profit Sharing Plan.

Long-Term Incentive Plans

    Each Named Executive Officer (other than Mr. Skidmore) was eligible to participate in our Long-Term Incentive Plan ("LTIP"). The purpose of the LTIP is to align long-term results with long-term performance goals, encourage our Named Executive Officers to maximize long-term value for our member-owners and retain key executives. The LTIP consists of three-year performance periods to ensure consideration is made for our long-term financial performance and strategic execution, with a new performance period beginning every year. Our Board of Directors approves the LTIP goals for each three-year period.

    Awards from the LTIP are contributed to the Deferred Compensation Plan after the end of each performance period. These awards vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the LTIP are designed to help us retain key executives. Participants who leave CHS prior to retirement for reasons other than death or disability forfeit all unearned and unvested LTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the LTIP rules. Like the Annual Variable Pay Plan, award levels for the LTIP are set with regard to competitive considerations. The target level LTIP award level was 115% of base salary for Named Executive Officers, excluding Mr. Debertin, to improve our competitive position to market.

    For the 3-year LTIP period ending in fiscal 2020, the LTIP performance measure was based upon our ROIC during the period. As stated above, ROIC is a measurement of how efficiently we use capital and the level of returns on that capital, and is calculated by dividing adjusted net operating profit after tax by funded debt plus equity. For purposes of the fiscal 2018-2020 performance period, we define funded debt as the average of long-term debt, including the current portion thereof, plus any guarantees thereof, as of the end of July 2017, 2018, 2019 and 2020, respectively, and equity at the end of July 2017, 2018 and 2019, respectively.

As also stated above, ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

Award opportunities for the fiscal 2018-2020 LTIP are expressed as a percentage of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet a three-year period threshold level of ROIC performance for any participant to earn an award payout under the 2018-2020 LTIP. As indicated in the below table, the threshold, target, maximum and superior performance maximum ROIC goals for the fiscal 2018-2020 performance period are as follows:

Performance Level	CHS Three Year-ROIC	Percent of Target Award
Superior performance maximum	6.7%	400%
Maximum	5.7%	200%
Target	4.7%	100%
Threshold	3.7%	50%
Below threshold	<3.7%	0%

Actual ROIC performance for the fiscal 2018-2020 performance period was 7.9%. LTIP payments for the fiscal 2018-2020 LTIP for the Named Executive Officers are as follows:

Name	LTIP Payments
(Dollars)
Jay Debertin	$6,152,095
Olivia Nelligan	509,832
Darin Hunhoff	2,544,868
James Zappa	2,400,820
Richard Dusek	2,379,008
Angela Olsonawski	770,664
Timothy Skidmore	—

    Details for the fiscal 2020 awards associated with the fiscal 2020-2022 LTIP performance period are provided in the "2020 Grants of Plan-Based Awards" table.

Because Mr. Skidmore's employment ended prior to the end of each of the fiscal 2018-2020 and fiscal 2019-2021 performance periods, he was not eligible to earn any compensation under the 2018-2020 LTIP and will not be eligible to earn any compensation under the 2019-2021 LTIP.

Other Compensation

    To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that is competitive to market, in November 2017, the Board of Directors approved a retention award ("2017 Retention Award") for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2015-2017 LTIP and active employees on the date the 2017 Retention Award was approved. The potential award value was the percentage of base salary used for the 2015-2017 LTIP awards at the threshold level, based on the participant’s job level as of the date the 2017 Retention Award was granted, and was earned only if the participant continued active employment through January 1, 2020, or met the limited pro ration criteria provided in the 2017 Retention Award.

Payments for the 2017 Retention Award for the Named Executive Officers are as follows:

Name	Retention Award Payment
(Dollars)
Jay Debertin	$862,500
Darin Hunhoff	287,500
James Zappa	270,710
Richard Dusek	58,570
Angela Olsonawski	50,250
Timothy Skidmore	340,975

Because Ms. Nelligan was not an active participant in the 2015-2017 LTIP or actively employed by us on the date the 2017 Retention Award was approved, she was not granted a 2017 Retention Award.

In addition, for the same reasons that our Board of Directors approved the 2017 Retention Award, in April 2019, our Board of Directors approved another potential retention incentive award ("2018 Retention Award") for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2016-2018 LTIP and active employees on the date the 2018 Retention Award was approved. The potential award value is equal to the percentage of base salary used for the 2016-2018 LTIP awards at the target level, based on the participant’s job level as of August 31, 2018, multiplied by the participant’s base salary as of August 31, 2018. Pursuant to its original terms, the 2018 Retention Award would only be earned if the applicable participant continued active employment through January 1, 2021, or met the limited pro ration criteria provided in the 2018 Retention Award. However, in light of the COVID-19 pandemic and its potential impact on our fiscal 2021 business and financial performance, and the economy in general, and based upon the recommendation of the Governance Committee and the request of Messrs. Debertin, Dusek, Hunhoff, Zappa and our other eligible senior officers, in November 2020, our Board of Directors modified the terms of the Strategic Leadership Team 2018 Retention Award to provide that it will only be earned if the applicable participant continues active employment through January 1, 2022, except that, if the applicable participant’s employment ends voluntarily or involuntarily for a reason unrelated to misconduct between January 1,

2021, and January 1, 2022, the participant will earn and be paid the 2018 Retention Award. Notwithstanding the foregoing, pursuant to the Skidmore Letter Agreement, Mr. Skidmore received a pro rata portion of the 2018 Retention Award in the amount of $170,191 within 60 days of his retirement on December 31, 2019.

Because Ms. Nelligan was not an active participant in the 2016-2018 LTIP or actively employed by us on the date the 2018 Retention Award was approved, she was not granted a 2018 Retention Award.

Retirement Benefits

    We provide the following retirement and deferral programs to Named Executive Officers:

•CHS Inc. Pension Plan
•CHS Inc. 401(k) Plan
•CHS Inc. Supplemental Executive Retirement Plan
•CHS Inc. Deferred Compensation Plan

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

    A Named Executive Officer's benefit under the Pension Plan depends on pay credits to his or her account, which are based on the Named Executive Officer's total salary and annual variable pay for each year of employment, date of hire, age at date of hire and the length of service, and investment credits, which are computed using the interest crediting rate and the Named Executive Officer's account balance at the beginning of the plan year.

    The amount of pay credits added to a Named Executive Officer's account each year is a percentage of the Named Executive Officer’s base salary and annual variable pay plus compensation reduction pursuant to the 401(k) Plan and any pretax contribution to any of our welfare benefit plans, paid vacations, paid leaves of absence and pay received if away from work due to a sickness or injury. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

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

CHS Inc. 401(k) Plan

    The 401(k) Plan is a tax-qualified defined contribution retirement plan. Most full-time, nonunion CHS employees are eligible to participate in the 401(k) Plan, including each Named Executive Officer. Participants may contribute between 1% and 50% of their pay on a pretax basis. We match 100% of the first 1% and 50% of the next 5% of pay contributed each year (maximum 3.5%). Our Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after two years of service in matching contributions made on the participant’s behalf by us.

    Nonparticipants are automatically enrolled in the plan at a 3% contribution rate and, effective each January 1, the participant's contribution will be automatically increased by 1%. This escalation will stop once the participant’s contribution reaches 10%. The participant may elect to cancel or change these automatic deductions at any time.

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

    Certain Named Executive Officers may have accumulated nonqualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2020, of $33.6 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

    The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be earned. During the year ended August 31, 2020, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Debertin, Ms. Nelligan, Mr. Zappa, Mr. Dusek, Ms. Olsonawski and Mr. Skidmore participated in the elective portion of the Deferred Compensation Plan.

    Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2020, of $136.1 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health & Welfare Benefits

    Like our other employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like nonexecutive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer's annual benefit elections and varies by individual.

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

Travel Assistance Program and Identity Theft Protection

    Like other nonexecutive full-time employees, each of the Named Executive Officers is covered by our travel assistance program and identity theft protection program. The travel assistance program provides AD&D protection should a covered injury or death occur while on a business trip. The identity theft protection program provides credit monitoring and restoration services to protect against identity theft.
Additional Benefits
    Certain benefits such as executive physical examinations and limited financial planning assistance are available to our Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us.

Incentive Compensation Recovery Policy

    We have an Incentive Compensation Recovery Policy ("Recovery Policy") that applies to our current and former employees who are or were identified by us as an "officer" pursuant to Rule 16a-1(f) under the Securities Exchange Act of 1934 and The Nasdaq Stock Market listing standards ("Covered Employee").
    The Recovery Policy provides that, in the event of a required revision of our previously issued financial statements to reflect the correction of one or more errors that are material to those financial statements, we will require reimbursement or forfeiture of any excess incentive compensation received by any Covered Employee during the three completed fiscal years immediately preceding the date on which we determine that we are required to prepare an accounting restatement. The amount of excess incentive compensation will be equal to the amount by which the Covered Employee's incentive compensation for the relevant period exceeded the amount that would have been earned or awarded based on the restated financial results, as determined by our Board of Directors. The method used to recover the applicable excess incentive compensation will be determined by our Board of Directors, in its sole discretion, and may include requiring reimbursement of cash incentive compensation that was previously paid, forfeiting any incentive compensation contribution made under the Deferred Compensation Plan, offsetting the recovered amount from any compensation or incentive compensation that may be earned or awarded in the future or taking any other remedial or recovery action permitted by law.

    The Recovery Policy also provides that, in the event our Board of Directors determines in good faith that a Covered Employee has engaged in detrimental conduct, we may require the Covered Employee to reimburse or forfeit all or a portion of the incentive compensation earned by or awarded to the Covered Employee, or in which the Covered Employee has become vested under the terms of the Deferred Compensation Plan. For purposes of the Recovery Policy, detrimental conduct includes:
•deliberate and continued failure by a Covered Employee to substantially perform his or her duties and responsibilities in a manner that has an adverse effect on us;
•knowing and willful violation of any law, government regulation or company code of conduct or policy;
•fraud or dishonesty resulting or intended to result in personal enrichment at our expense; and/or

•gross misconduct in the performance of duties that results in economic harm to us.
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

Agreements with Named Executive Officers

Mr. Debertin

    On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into the Employment Agreement with us on that date. On November 5, 2020, we entered into the Employment Agreement Amendment with Mr. Debertin, pursuant to which the term of the Employment Agreement was extended to August 31, 2023, provided that, pursuant to the terms of the Employment Agreement, beginning on August 31, 2023, and on each August 31 thereafter, the Employment Agreement will automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the relevant renewal date, of its intent not to renew the agreement for the additional one-year period. Pursuant to the terms of the Employment Agreement, Mr. Debertin is entitled to, among other things:

•An annual base salary of $1,150,000, subject to increase by our Board of Directors from time to time;

•A target annual incentive compensation award of 150% of his base salary with a maximum potential annual incentive compensation award of 300% of his base salary, based on achievement of performance goals set by our Board of Directors; and

•A target long-term incentive compensation award of 150% of his average base salary during the three-year performance period applicable to that award opportunity, with a maximum superior performance potential long-term incentive compensation award of 500% of his average base salary during the three-year performance period applicable to that award.

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

Ms. Nelligan

Ms. Nelligan's compensation is set forth in the Nelligan Letter Agreement. The Nelligan Letter Agreement provides Ms. Nelligan with an initial annual base salary of $570,000 and a hiring bonus of $200,000 (which bonus amount is the amount to be paid to Ms. Nelligan, after applicable tax withholding), $100,000 of which was paid as a lump sum within 30 days of January 29, 2020 (the "First Hiring Bonus Payment"), and $100,000 of which will be paid as a lump sum within 30 days following one year of employment with us (the "Second Hiring Bonus Payment"). In the event Ms. Nelligan voluntarily terminates, resigns or otherwise ends her relationship with us without good reason within one year of her start date, the Nelligan Letter Agreement provides that she will reimburse us at the rate of 1/12th of the First Hiring Bonus Payment for each uncompleted month in such first year of employment. Similarly, in the event Ms. Nelligan voluntarily terminates, resigns or otherwise ends her relationship with us without good reason during the second year of her employment with us, the Nelligan Letter Agreement provides that she will reimburse us at the rate of 1/12th of the total amount of the Second Hiring Bonus Payment for each uncompleted month in such second year of employment.

The Nelligan Letter Agreement provides that Ms. Nelligan's target award for purposes of the Annual Variable Pay Plan will be equal to 115% of her annual base salary on August 31 of each year, and, as stated above, requires us to give Ms. Nelligan a full year of credit for the fiscal 2020 Annual Variable Pay Plan, rather than prorate her award for the time that she was employed by us during fiscal 2020.

The severance pay and benefits to which Ms. Nelligan would be entitled if we terminated her employment without cause or if she terminated her employment for "good reason" are described below under "Post Employment."

Mr. Skidmore

    In connection with Mr. Skidmore's retirement from CHS on December 31, 2019, we entered into the Skidmore Letter Agreement with Mr. Skidmore. The Skidmore Letter Agreement, as well as the payments to which Mr. Skidmore was entitled to thereunder in connection with his retirement, are described below under "Post Employment."

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

Summary Compensation Table

Name and Principal Position	Year	Salary (1)(2)	Bonus (1)(3)(4)	Non-Equity Incentive Plan Compensation (1)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)(6)	All Other Compensation (1)(7-12)	Total (1)
		(Dollars)
Jay Debertin President and Chief Executive Officer	2020	$1,262,442	$—	$8,188,034	$1,267,791	$435,790	$11,154,057
	2019	1,218,042	—	5,405,339	1,307,488	410,651	8,341,520
	2018	1,169,167	—	3,473,839	372,721	90,579	5,106,306
Olivia Nelligan Executive Vice President and Chief Financial Officer	2020	339,076	100,000	912,080	37,620	90,511	1,479,287

Darin Hunhoff Executive Vice President, Energy and Processing	2020	567,630	—	3,236,871	563,056	167,292	4,534,849
	2019	547,667	—	1,631,254	611,133	160,989	2,951,043
	2018	520,000	—	1,219,000	56,050	38,457	1,833,507
James Zappa Executive Vice President and General Counsel	2020	535,500	—	3,053,136	305,866	153,021	4,047,523
	2019	516,667	—	1,538,720	285,992	141,526	2,482,905
	2018	490,267	—	1,086,591	68,928	42,646	1,688,432
Richard Dusek Executive Vice President, CHS Country Operations	2020	528,941	—	2,813,307	415,431	149,864	3,907,543
	2019	513,696	—	1,360,928	465,830	142,030	2,482,484
	2018	468,012	—	1,137,174	20,449	39,089	1,664,724
Angela Olsonawski Senior Vice President, Corporate Treasurer and Former Interim Chief Financial Officer	2020	357,204	25,000	942,655	296,788	69,996	1,691,643

Timothy Skidmore Former Executive Vice President and Chief Financial Officer	2020	278,196	—	577,684	153,815	945,910	1,955,605
	2019	615,929	—	1,615,251	316,033	151,172	2,698,385
	2018	602,883	—	1,115,086	106,115	44,133	1,868,217
(1) Information on Ms. Nelligan and Ms. Olsonawski includes compensation beginning in fiscal 2020, the first year in which they became Named Executive Officers.

(2) Salary for Mr. Skidmore includes base pay and accrued paid time off that was paid upon his departure.

(3) Includes hiring bonus payment to Ms. Nelligan of $100,000.

(4) Includes $25,000 recognition bonus paid to Ms. Olsonawski for performing the role of interim chief financial officer.

(5) Amounts include 2017 Retention Awards earned in fiscal 2020, annual variable pay awards and long-term incentive awards.

The actual 2017 Retention Award value was as follows in fiscal 2020: Mr. Debertin, $862,500; Mr. Hunhoff, $287,500; Mr. Zappa, $270,710; Mr. Dusek, $58,570; Ms. Olsonawski, $50,250; and Mr. Skidmore, $340,975.

The actual annual variable pay award value was as follows in fiscal 2020, 2019 and 2018, respectively: Mr. Debertin, $1,173,439, $3,713,064 and $3,473,839; Ms. Nelligan, $402,248 (Ms. Nelligan was not a Named Executive Officer in fiscal 2018 or 2019); Mr. Hunhoff, $404,503, $1,279,950 and $1,219,000; Mr. Zappa, $381,606, $1,207,500 and $1,086,591; Mr. Dusek, $375,729, $1,110,515 and $1,137,174; Ms. Olsonawski, $121,741 (Ms. Olsonawski was not a Named Executive Officer in fiscal 2018 or 2019); and Mr. Skidmore, $236,709 (per the Skidmore Letter Agreement), $1,202,064 and $1,115,085.

These annual variable pay award values exclude awards in the following amounts with respect to fiscal 2018 that our Board of Directors reduced at the voluntary request of the Named Executive Officers in connection with our restated financial statements: Mr. Debertin, $62,411; Mr. Zappa, $63,410; Mr. Dusek, $6,213; and Mr. Skidmore, $73,213.

The actual long-term incentive award value was as follows in fiscal 2020, 2019 and 2018, respectively: Mr. Debertin, $6,152,095, $1,692,275 and $0; Ms. Nelligan $509,832 (Ms. Nelligan was not a Named Executive Officer in fiscal 2018 or 2019); Mr. Hunhoff, $2,544,868, $351,304 and $0; Mr. Zappa, $2,400,820, $331,220 and $0; Mr. Dusek, $2,379,008, $250,413 and $0; Ms. Olsonawski $770,664 (Ms. Olsonawski was not a Named Executive Officer in fiscal 2018 or 2019); and Mr. Skidmore, $0, $403,187 and $0.

Because Mr. Skidmore's retirement occurred prior to him achieving 10 years of service, he was not eligible to vest and forfeited his LTIP payment for the fiscal 2017-2019 LTIP. In addition, because Mr. Skidmore's employment ended prior to the end of the fiscal 2018-2020 performance period, he was not eligible to earn any compensation under the fiscal 2018-2020 LTIP. For a description of the payment that will be made to Mr. Skidmore under the Skidmore Letter Agreement in recognition of, among other things, earned but unvested long-term incentive compensation that has been forfeited due to the end of Mr. Skidmore's employment prior to vesting, please see "Post Employment" below.

(6) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2020, 2019 and 2018, respectively: Mr. Debertin, $1,086,570, 1,245,229 and $267,017; Ms. Nelligan, $37,484 (Ms. Nelligan was not a Named Executive Officer in fiscal 2018 or 2019); Mr. Hunhoff, $552,962, $607,801 and $49,824; Mr. Zappa, $305,866, $285,992 and $68,928; Mr. Dusek, $394,289, $460,972 and $12,951; Ms. Olsonawski, $287,689 (Ms. Olsonawski was not a Named Executive Officer in fiscal 2018 or 2019); and Mr. Skidmore, $132,576, $305,723 and $89,520.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds and was as follows in fiscal 2020, 2019 and 2018, respectively: Mr. Debertin, $181,221, $62,259 and $105,704; Ms. Nelligan, $136 (Ms. Nelligan was not a Named Executive Officer in fiscal 2018 or 2019); Mr. Hunhoff, $10,094, $3,332 and $6,226; Mr. Zappa, $0, $0 and $0; Mr. Dusek, $21,142, $4,858 and $7,498; Ms. Olsonawski, $9,099 (Ms. Olsonawski was not a Named Executive Officer in fiscal 2018 or 2019); and Mr. Skidmore, 21,239$, $10,310 and $16,595.

(7) Includes fiscal 2020 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $405,414; Mr. Hunhoff, $140,698; Mr. Zappa, $131,863; Mr. Dusek, $123,362; and Ms. Olsonawski, $47,111.

(8) For fiscal 2020, includes executive LTD, travel accident insurance, executive physical, financial planning and health assessment for Mr. Debertin.

(9) For fiscal 2020, includes executive LTD, travel accident insurance, executive physical and financial planning for Mr. Hunhoff and Mr. Dusek.

(10) Includes fiscal 2020 employer contribution to the 401(k) Plan: Mr. Debertin, $15,692; Ms. Nelligan, $3,800; Mr. Hunhoff $15,875; Mr. Zappa, $15,750; Mr. Dusek, $14,103; Ms. Olsonawski, $18,502; and Mr. Skidmore $1,845.

(11) For fiscal 2020, includes moving and relocation expenses, a legal fee reimbursement and aggregate gross-ups for taxes of $64,124, in each case, in accordance with the Nelligan Letter Agreement, as well as a nonqualified 401(k) and Pension Match Make-up contribution, executive LTD, travel accident insurance and health assessment for Ms. Nelligan.

(12) For fiscal 2020, includes $152,004 nonqualified 401(k) Match Make-up and Profit Sharing payment, $790,173 in payments pursuant to the Skidmore Letter Agreement, executive LTD, financial planning and travel accident insurance for Mr. Skidmore.

Agreements with Named Executive Officers

    On May 22, 2017, we entered an Employment Agreement with Mr. Debertin, our President and Chief Executive Officer, which was amended by the Employment Agreement Amendment on November 5, 2020. The Employment Agreement, as amended by the Employment Agreement Amendment, supersedes all previous agreements we had with Mr. Debertin. The Employment Agreement was entered into in order to clearly define the obligations of the parties thereto with respect to employment matters, as well as the compensation and benefits to be provided to Mr. Debertin upon termination of employment. Other details of the Employment Agreement, as amended by the Employment Agreement Amendment, and Mr. Debertin's employment arrangement with us are described in "Compensation Discussion and Analysis" above.
    The severance payments to which Mr. Zappa would be entitled under his employment term sheet with us if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under the heading "Post Employment." Other details of Mr. Zappa's employment arrangement with us are described in "Compensation Discussion and Analysis" above.

The severance payments to which Ms. Nelligan would be entitled under the Nelligan Letter Agreement if we terminated her employment without cause or if she terminated her employment for "good reason" are described below under the heading "Post Employment." Other details of the Nelligan Letter Agreement and Ms. Nelligan's employment arrangement with us are described in "Compensation Discussion and Analysis" above.

In connection with Mr. Skidmore's retirement from CHS on December 31, 2019, we entered into the Skidmore Letter Agreement with Mr. Skidmore. Details of the Skidmore Letter Agreement are described below under the heading "Post Employment."
2020 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin	9/5/2019(1)	$928,266	$1,856,532	$3,713,064
	9/5/2019(2)	928,266	1,856,532	6,188,440
Olivia Nelligan	1/29/2020(1)	327,750	655,500	1,311,000
	1/29/2020(2)	327,750	655,500	2,622,000
Darin Hunhoff	9/5/2019(1)	325,738	651,475	1,302,950
	9/5/2019(2)	325,738	651,475	2,605,900
James Zappa	9/5/2019(1)	301,875	603,750	1,207,500
	9/5/2019(2)	301,875	603,750	2,415,000
Richard Dusek	9/5/2019(1)	300,139	600,278	1,200,556
	9/5/2019(2)	300,139	600,278	2,401,113
Angela Olsonawski	9/5/2019(1)	122,570	245,140	490,280
	9/5/2019(2)	122,570	245,140	980,560
Timothy Skidmore	9/5/2019(1)	356,490	356,490	1,425,959
(1) Represents range of possible awards under our fiscal 2020 Annual Variable Pay Plan.

Pursuant to Mr. Skidmore's letter agreement, a prorated portion of his annual variable pay award under the Annual Variable Pay Plan for 2020, based on the number of days he was employed by us during fiscal 2020, and calculated at the target level, was paid to Mr. Skidmore.

(2) Represents range of possible awards under our LTIP for the fiscal 2020-2022 performance period. Goals are based on achieving a three-year ROIC of 4.9% threshold, 5.9% target and 6.9% maximum plus a potential award for 7.9% superior ROIC performance. Values displayed in the maximum column reflect 7.9% superior ROIC performance award potential. The 5.7% maximum performance award values are not listed in this table. Awards are measured over a three-year period and vest over an additional 28-month period.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under "Compensation Discussion and Analysis" above.

2020 Pension Benefits

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
		(Years)	(Dollars)	(Dollars)
Jay Debertin(1)	Pension Plan	36.2500	$1,192,910	$—
	SERP	36.2500	4,976,032	—
Olivia Nelligan	Pension Plan	0.5833	—	—
	SERP	0.5833	37,484	—
Darin Hunhoff	Pension Plan	28.2500	880,370	—
	SERP	28.2500	1,269,362	—
James Zappa	Pension Plan	4.3333	162,726	—
	SERP	4.3333	721,382	—
Richard Dusek(1)	Pension Plan	32.0833	993,404	—
	SERP	32.0833	916,370	—
Angela Olsonawski	Pension Plan	18.0000	516,387	—
	SERP	18.0000	349,303	—
Timothy Skidmore	Pension Plan	7.0000	192,170	—
	SERP	7.0000	776,627	776,627
(1) Mr. Debertin and Mr. Dusek are eligible for early retirement in both the Pension Plan and the SERP.

    The above table shows the present value of accumulated retirement benefits that Named Executive Officers are entitled to under the Pension Plan and the SERP.

    For a discussion of the material terms and conditions of the Pension Plan and the SERP, see "Compensation Discussion and Analysis" above.

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 13, Benefit Plans, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K:

•Discount rate of 2.63% for the Pension Plan and 1.88% for the SERP;

•Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 65). The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance; and

•Payments under the cash balance formula of the Pension Plan assume a lump sum payment. SERP benefits are payable as a lump sum.

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

2020 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)(4)
	(Dollars)
Jay Debertin	$3,809,109	$2,088,162	$634,615	$3,463,777	$16,458,322
Olivia Nelligan	66,500	—	3,962	—	70,462
Darin Hunhoff	—	488,696	338,275	255,331	3,260,422
James Zappa	603,750	459,984	283,232	—	2,921,221
Richard Dusek	333,155	371,364	68,751	—	1,979,744
Angela Olsonawski	311,095	164,751	121,517	—	1,787,839
Timothy Skidmore	652,531	—	141,009	5,274,488	—
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay. A portion of the contributions reported in this column are included within the amount reported as fiscal 2020 salary in the “Salary” column of the Summary Compensation Table. The specific amounts reported as fiscal 2020 salary in the Summary Compensation Table are: Mr. Debertin, $467,351; Ms. Nelligan, $66,500; Mr. Zappa, $0; Mr. Dusek, $0; Ms. Olsonawski, $118,485; and Mr. Skidmore, $46,499. Another portion of the contributions reported in this column are included within the amount reported as 2019 nonequity incentive plan compensation in the “Nonequity Incentive Plan Compensation” column of the Summary Compensation Table. Those contributions were made in early fiscal 2020 based on fiscal 2019 results. The specific amounts reported as 2019 nonequity incentive plan compensation in the Summary Compensation Table are: Mr. Debertin, $3,341,758; Ms. Nelligan, $0; Mr. Hunhoff, $0; Mr. Zappa, $603,750; Mr. Dusek, $333,155; Ms. Olsonawski, $192,610; and Mr. Skidmore, $606,032.

(2) Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP contribution made in early fiscal 2020 based on fiscal 2017-2019 results, those contributions are also included in the amounts reported in the 2019 “Nonequity” column of the Summary Compensation Table: Mr. Debertin, $1,692,275; Mr. Hunhoff, $351,304; Mr. Zappa, $331,220; Mr. Dusek, $250,413; and Ms. Olsonawski, $118,507. Also included are retirement contributions made in early fiscal 2020 based on fiscal 2019 results for Profit Sharing and 401(k) match on amounts exceeding IRS compensation limits. Those contributions, and applicable tax withholding, are also included in amounts reported in the 2020 All Other Compensation column of the Summary Compensation Table: Mr. Debertin, $395,887; Mr. Hunhoff, $137,392; Mr. Zappa, $128,764; Mr. Dusek, $120,951; and Ms. Olsonawski, $46,247.

(3) The amounts in this column include the change in value of the balance, not including contributions made by or on behalf of the Named Executive Officer. Amounts include the following above market earnings in fiscal 2020 that are also reflected in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the Summary Compensation Table: Mr. Debertin, $176,541; Ms. Nelligan, $136; Mr. Hunhoff, $10,094; Mr. Zappa, $0; Mr. Dusek, $21,142; Ms. Olsonawski, $9,099; and Mr. Skidmore, $21,239.

(4) Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. Amounts reported in this column include amounts previously reported in CHS’s Summary Compensation Table in previous fiscal years when earned if the Named Executive Officer's compensation was required to be disclosed in a previous fiscal year. Amounts previously reported in such fiscal years include earned, but deferred, salary and annual incentive pay; LTIP contributions, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing contributions and 401(k) match contributions made by us on behalf of the Named Executive Officer; and above-market earnings on deferred compensation. Amounts reported in this column also include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the Named Executive Officer's career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from five market-based notional investments with a varying level of risk selected by us and a fixed rate fund. The notional investment returns for fiscal 2020 were as follows: Vanguard Prime Money Market, 1.15%; Vanguard Life Strategy Income, 7.16%; Vanguard Life Strategy Conservative Growth, 9.70%; Vanguard Life Strategy Moderate Growth, 12.03%; Vanguard Life Strategy Growth, 14.25%; and Fixed Rate, 4.00%.

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

Post Employment

    Pursuant to the terms of his Employment Agreement, Mr. Debertin, our President and CEO, is entitled to severance in the event that his employment is terminated by us without cause or by him with "good reason." Specifically, severance under the Employment Agreement would consist of:

•The annual incentive compensation Mr. Debertin would have been entitled to receive for the year in which his termination occurred as if he had continued until the end of that fiscal year, determined based on our actual performance for that fiscal year relative to the performance goals applicable to Mr. Debertin (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through Mr. Debertin’s termination date and generally payable in a cash lump sum at the time that incentive awards are payable to other participants;

•Two times Mr. Debertin's base salary plus two times his target annual incentive compensation, payable in three equal installments with the first installment payable 60 days following termination and the second and third installments payable on the first and second anniversary dates of termination, respectively; and

•Welfare benefit continuation for two years following termination.

The Nelligan Letter Agreement provides for severance in the event Ms. Nelligan's employment is terminated by us without cause or by her with "good reason," in the amount of one year of base pay and prorated annual variable pay, payable as a lump sum. In addition, the Nelligan Letter Agreement provides that we will reimburse Ms. Nelligan’s reasonable, documented repatriation expenses to the Lake Geneva, Wisconsin, area in the event her employment is terminated by us without cause or by her with "good reason" within the first 36 months of her employment.

Mr. Zappa's employment term sheet with us provides for severance in the event his employment is terminated by us without cause or by him with "good reason" in the amount of one year of base pay and prorated annual variable pay, payable as a lump sum.

    In connection with Mr. Skidmore's retirement from CHS on December 31, 2019, we entered into the Skidmore Letter Agreement with Mr. Skidmore. The Skidmore Letter Agreement includes confidentiality, cooperation, nondisparagement and other customary provisions, as well as one-year covenants regarding nonsolicitation and noncompetition. The Skidmore Letter Agreement also provides for certain payments to Mr. Skidmore, including the following:

•A lump sum payment in an amount equal to one year of Mr. Skidmore's base salary, which amount was $619,982, plus the pro rata portion of annual variable compensation earned by Mr. Skidmore for fiscal 2020, calculated based on Mr. Skidmore's target level opportunity of 115% of his base salary;
•A $340,975 payment representing the 2017 Retention Award grant that fully vested on January 1, 2020;
•A pro rata portion of the 2018 Retention Award in the amount of $170,191, which was paid within 60 days of Mr. Skidmore's retirement on December 31, 2019;
•Payment for 30 days of paid time off; and
•$700,000 in recognition of earned but unvested long-term incentive compensation that was forfeited due to the end of Mr. Skidmore's employment prior to vesting, to offset medical and dental benefits coverage for 12 months and one year of financial planning expense reimbursement, and for agreeing to be subject to the one-year noncompetition and nonsolicitation covenants following his departure from employment. Payment of this amount will be made within 30 days after December 31, 2020. This payment is subject to Mr. Skidmore's ongoing compliance with obligations that continue under the Skidmore Letter Agreement including, without limitation, the noncompetition and nonsolicitation covenants.

    Mr. Hunhoff, Mr. Dusek and Ms. Olsonawski are covered by a broad-based employee severance program that provides a lump sum payment of two weeks of pay per year of service with a 12-month cap.

    The severance pay that the Named Executive Officers (other than Mr. Skidmore, whose actual severance payments pursuant to the Skidmore Letter Agreement are described above) would have been entitled to had they been terminated by us without cause or terminated their employment for "good reason," in each case, as of the last business day of fiscal 2020 is as follows:

Name	Amount
(Dollars)
Jay Debertin (1)(2)	$8,339,196
Olivia Nelligan (3)(4)	1,325,500
Darin Hunhoff	573,195
James Zappa (3)	1,162,613
Richard Dusek	532,421
Angela Olsonawski	360,706
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

(4) Assumes that Ms. Nelligan would incur an estimated $100,000 of repatriation expenses to the Lake Geneva, Wisconsin, area that we would be required to reimburse under the Nelligan Letter Agreement.

    There are no other severance benefits offered to our Named Executive Officers, except for up to $10,000 of outplacement assistance, which would be included as imputed income, and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by the Skidmore Letter Agreement or employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e., age and service) salaried employees.

Pay Ratio

    The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of Dodd-Frank. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC.

    For fiscal 2020, our last completed fiscal year:

•The median of the annual total compensation of all our employees (other than the CEO) was $75,345; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $11,154,057.

    Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 148:1.

    To determine the pay ratio, we took the following steps:

•We determined that as of June 1, 2020, the determination date, our employee population consisted of approximately 10,402 individuals, 9,878 of which were located in the United States and 524 of which were located outside of the United States. This population consisted of our full-time, part-time, temporary and seasonal employees. From this population, we excluded 516 individuals who were located in the following countries: Argentina (48), Brazil (234), Bulgaria (4), China (37), Hungary (12), Jordan (1), Paraguay (13), Republic of Korea (3), Romania (60), Russia (2), Serbia (5), Singapore (18), Spain (13), Switzerland (20), Taiwan (3), Ukraine (35) and Uruguay (8). Excluding these employees, our employee population that was used to calculate the pay ratio consisted of 9,886 individuals.

•To identify the median employee, we compared regular, bonus and overtime wages (or their equivalents). We then applied a statistical sampling methodology to produce a sample of employees who were paid within a 5% range of the median regular, bonus and overtime wages (or their equivalents) and selected an employee from within that group as our median employee.

•Once we identified our median employee, we calculated that employee's annual total compensation for fiscal 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in annual total compensation of $75,345.

•With respect to our CEO, we used the amount reported as total compensation in the Summary Compensation Table set forth above.

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

Director Compensation

Overview

    Our Board of Directors met eight times during the fiscal year ended August 31, 2020. Each director (other than the chair of the Board) is a member of two Board Committees. At a minimum, each Board Committee meets during each of the Board’s six regular meetings. For fiscal 2020, each director was provided annual compensation of $85,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the chair of the Board receiving additional annual compensation of $24,000, the first vice chair and the secretary-treasurer each receiving additional annual compensation of $6,000, all Board committee chairs receiving additional annual compensation of $9,000 and members of the Executive Committee who are not eligible for other premiums receiving additional annual compensation of $3,000. These amounts, as well as the minimum retirement plan account contribution for the fiscal years 2020-2022 performance period under the Deferred Compensation Plan, were determined after taking into account the analysis included in the market study of director compensation conducted for the Governance Committee by Mercer (US), a global compensation consulting firm, in fiscal 2019. Each director also receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting and a per diem of $250 for conference calls other than regular Board meetings. The number of days per diem for days spent at meetings other than regular Board meetings and the CHS Annual Meeting may not exceed 55 days annually, except that the chair of the Board is exempt from this limit. There is no cap on per diems permitted for conference calls.

    Further, directors are eligible to participate in the Deferred Compensation Plan through a retirement plan account. Other than direct contributions, contributions to the retirement plan account in the Deferred Compensation Plan are made based on our ROIC performance during specific three-year periods, with ROIC defined in the same manner as for the LTIP. We believe that using the ROIC performance metrics for this purpose aligns the interests of our directors with the interests of our management and member-owners. The ROIC performance goal levels are established and approved by our Board of Directors prior to each three-year performance period. Deferred Compensation Plan credits are based on ROIC performance results, as detailed on the following pages.

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

    Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2020, of $8.3 million.

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

Deferred Compensation Plan

    Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal year 2020, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Erickson, Mr. Fritel, Mr. Johnsrud, Mr. Kehl, Mr. Knecht, Mr. Meyer and Mr. Riegel.

    Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

    Each year we will credit an amount to each director's retirement plan account under the Deferred Compensation Plan. The fiscal year 2020 credit to each director’s retirement plan account was based on the following ROIC performance goals for fiscal years 2018-2020:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	6.7% ROIC
$50,000 (Maximum)	5.7% ROIC
$25,000 (Target)	4.7% ROIC
$12,500 (Minimum)	3.7% ROIC
*The amount credited for the fiscal years 2018-2020 performance period was required to be mathematically interpolated if results occurred between the superior performance, maximum, target and minimum ROIC performance levels. If results had been less than the minimum ROIC performance level, the amount credited would have been $12,500.

The actual ROIC performance for the fiscal years 2018-2020 performance period was 7.9% and, accordingly, $100,000 was credited to each director's retirement plan account under the Deferred Compensation Plan except $75,000 was credited for newly elected directors, Mr. Clemensen and Mr. Throener. This amount is reflected in the Director Compensation Table.

    For the fiscal years 2020-2022 three-year cycle, the amount that will be credited to each director's retirement plan account under the Deferred Compensation Plan will be as follows:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	7.9% ROIC
$50,000 (Maximum)	6.9% ROIC
$25,000 (Target, minimum contribution amount)	5.9% ROIC
*The amount credited for the fiscal years 2020-2022 performance period will be mathematically interpolated when results occur between the superior performance, maximum and target ROIC performance levels. If results are less than the target ROIC performance level, the amount credited will be $25,000.

For the fiscal years 2021-2023 three-year cycle, the amount that will be credited to each director's retirement plan account under the Deferred Compensation Plan will be as follows:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	7.5% ROIC
$50,000 (Maximum)	6.5% ROIC
$25,000 (Target, minimum contribution amount)	5.5% ROIC
*The amount credited for the fiscal years 2021-2023 performance period will be mathematically interpolated when results occur between the superior performance, maximum and target ROIC performance levels. If results are less than the target ROIC performance level, the amount credited will be $25,000.

    Upon leaving our Board of Directors during the fiscal year, a director's credit for that partial fiscal year will be the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who join our Board of Directors during the fiscal year receive credit for that partial fiscal year based on the actual ROIC for that fiscal year, prorated from the first of the month following the month in which the director joins our Board of Directors to the end of the fiscal year.

Director Incentive Compensation Recovery Policy
    We have an Incentive Compensation Recovery Policy ("Director Recovery Policy") that applies to our current and former directors ("Covered Director").

    The Director Recovery Policy provides that, in the event of a required revision of our previously issued financial statements to reflect the correction of one or more errors that are material to those financial statements, we will require reimbursement or forfeiture of any excess covered deferred compensation received by any Covered Director during the three completed fiscal years immediately preceding the date on which we determine that we are required to prepare an accounting restatement. For purposes of the Director Recovery Policy, covered deferred compensation includes contributions made to a Covered Director's retirement plan account under the Deferred Compensation Plan, or any successor plan, provided that such contributions are made based wholly or in part on the attainment of a financial performance measure. The amount of excess retirement plan account contribution will be equal to the amount by which the Covered Director's retirement account contribution for the relevant period exceeded the amount that would have been contributed based on the restated financial results, as determined by our Board of Directors. The method used to recover the applicable excess contribution will be determined by our Board of Directors, in its sole discretion, and may include forfeiting any deferred compensation contribution made under the Deferred Compensation Plan or taking any other remedial or recovery action permitted by law.

2020 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
	(Dollars)
David Beckman	$92,000	$195	$118,694	$210,889
Clinton J. Blew	115,500	5,946	127,927	249,373
Dennis Carlson (4)	36,083	18,649	28,102	82,834
Hal Clemensen	64,417	22	85,758	150,197
Scott Cordes	100,500	9,107	100,310	209,917
Jon Erickson	105,250	3,956	116,217	225,423
Mark Farrell	94,750	259	101,504	196,513
Steve Fritel	104,500	118	115,302	219,920
Alan Holm	110,750	895	115,742	227,387
David Johnsrud	106,500	1,323	115,742	223,565
Tracy Jones	92,250	259	119,406	211,915
David Kayser	102,500	4,964	124,329	231,793
Russell Kehl	102,000	—	122,210	224,210
Randy Knecht	31,333	5,495	32,920	69,748
Edward Malesich	106,500	8,073	115,742	230,315
Perry Meyer	113,750	868	115,606	230,224
Steve Riegel	98,500	1,896	115,742	216,138
Daniel Schurr	128,250	15,414	121,988	265,652
Kevin Throener	63,917	—	93,687	157,604

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Clemensen, $14,000; Mr. Erickson, $3,000; Mr. Fritel, $44,850; Mr. Johnsrud, $24,000; Mr. Kehl, $18,333; Mr. Knecht, $10,000; Mr. Meyer, $6,000; Mr. Riegel, $16,000; and Mr. Throener, $3,818.
(2) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director’s benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above.
Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the IRS on applicable funds. The following directors had above market earnings during fiscal 2020: Mr. Beckman, $195; Mr. Blew, $2,913; Mr. Carlson, $4,740; Mr. Clemensen, $22; Mr. Cordes, $9,107; Mr. Erickson, $3,956; Mr. Farrell, $259; Mr. Fritel, $118; Mr. Holm, $895; Mr. Johnsrud, $1,323; Mr. Jones, $259; Mr. Kayser, $4,964; Mr. Kehl, $0; Mr. Knecht, $5,495; Mr. Malesich, $8,073; Mr. Meyer, $868; Mr. Riegel, $1,896; Mr. Schurr, $1,487; and Mr. Throener, $0.
(3) All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered. The health insurance premiums paid were less than $25,000 for each director, other than Mr. Blew, for whom we paid health insurance premiums of $27,824.
All other compensation also includes fiscal 2020 director retirement plan Deferred Compensation Plan contributions of $100,000 for each director except for newly elected directors, Mr. Clemensen and Mr. Throener, $75,000; and for former directors Mr. Carlson and Mr. Knecht, $8,333.
(4) Made a one-time irrevocable retirement election in 2005 to receive a lump sum benefit under the director retirement plan. All other directors that were first elected on or prior to August 31, 2011, will receive a monthly annuity upon retirement. The director retirement plan benefit was frozen as of August 31, 2011. Accordingly, directors who are first elected after that date are not eligible for benefits under that plan.

Compensation Committee Interlocks and Insider Participation

    Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2020, the members of the Executive Committee were Messrs. Schurr (chair), Blew (vice chair), Erickson, Kehl and Riegel, and the members of the Governance Committee were Messrs. Malesich (chair), Kehl (vice chair), Jones, Kayser, Riegel and Throener. During fiscal 2020, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2020 are, or have been, officers or employees of CHS.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Erickson, Jones, Kayser, Kehl and Throener, who were a party to related-person transactions.

Compensation Committee Report

The Executive Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee with respect to our CEO) and the Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee, other than with respect to our CEO) have each reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC with management and, based on such review and discussions, each of the Executive Committee and the Governance Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Executive Committee
Daniel Schurr, Chair
Clinton J. Blew
Jon Erickson
Russell Kehl
Steve Riegel

Governance Committee
Edward Malesich, Chair
Tracy Jones
David Kayser
Russell Kehl
Steve Riegel
Kevin Throener

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 18, 2020, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Beckman	—	*	—	*
Clinton J. Blew	—	*	—	*
Hal Clemensen	—	*	—	*
Scott Cordes (3)	200	*	11,750	*
Jon Erickson	300	*	1,508	*
Mark Farrell	6,000	*	—	*
Steven Fritel	—	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russell Kehl	—	*	—	*
Edward Malesich	—	*	—	*
Perry Meyer (3)	120	*	—	*
Steve Riegel	245	*	1,460	*
Daniel Schurr	—	*	—	*
Kevin Throener	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
Richard Dusek	—	*	—	*
Darin Hunhoff	596	*	—	*
Olivia Nelligan	—	*	—	*
Angela Olsonawski	—	*	—	*
Timothy Skidmore (3)	—	*	16,002	*
James Zappa	—	*	—	*
All other executive officers	—	*	400	*
Directors and executive officers as a group	8,661	*	33,400	*
*Less than 1%.

(1) As of October 18, 2020, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 18, 2020, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2020, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Scott Cordes	$145,298	$44
Jon Erickson	573,033	3,228
Steve Fritel	830,346	774
David Johnsrud	2,298,775	3,973
Tracy Jones	2,844,406	891
David Kayser	750,299	2,049
Russell Kehl	3,558,329	12,867
Kevin Throener	1,025,420	2,602

    Additionally, Kehl Farms, LLC, which is owned by our director Russell Kehl, entered into a 2020 crop inputs loan with CHS Capital for the purchase of crop inputs, seeds, supplies and fuel in March 2020 ("Kehl Loan"). The Kehl Loan bears interest at the rate of 6.50% per annum, which is payable upon maturity in February 2021. The largest aggregate amount of principal outstanding under the Kehl Loan during the year ended August 31, 2020, and the balance on August 31, 2020, was $688,975. During the year ended August 31, 2020, no principal or interest was paid on the Kehl Loan. Also, in December 2019 our director David Kayser entered into a 2020 crop inputs loan with CHS Capital for the purchase of crop inputs ("Kayser Loan") with a maturity date in December 2020. No interest accrues or is payable under the Kayser Loan. The largest aggregate amount of principal outstanding under the Kayser Loan during the year ended August 31, 2020, and the balance on August 31, 2020, was $87,500. During the year ended August 31, 2020, no principal or interest was paid on the Kayser Loan. The terms of these financing arrangements were provided pursuant to financing programs widely available to our qualified customers.

Review, Approval or Ratification of Related Party Transactions

    Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms.

    Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the SEC. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the Audit Committee. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officer or director or their immediate family members have an interest. We also review our business records to identify potentially qualifying transactions between a related party and us. In addition, we have a written policy addressing related persons (included in our Code of Conduct) that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department of any such transactions.

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

    The following directors satisfy the definition of director independence set forth in the rules of The Nasdaq:

Independent Directors
David Beckman	Mark Farrell	Edward Malesich
Clinton J. Blew	Steve Fritel	Perry Meyer
Hal Clemensen	Alan Holm	Steve Riegel
Scott Cordes	David Kayser	Daniel Schurr
Jon Erickson	Russell Kehl	Kevin Throener

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

Board of Directors Role in Risk Oversight

    It is senior management's responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and, where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly identified multiple broad categories of risk exposure, each of which could impact operations and affect results at an enterprise level. Each such significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. As additional areas of risk are identified, our Board of Directors and/or a committee of the Board provides review and oversight of management's actions to identify, assess and manage that risk. We continue to develop a formal enterprise risk management program intended to support integration of the risk assessment and management discipline and controls into major decision-making and business processes. The Corporate Risk Committee is involved in reviewing and approving the enterprise risk management framework and is responsible for overseeing its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial or other risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2020 and 2019:

	2020	2019
	(Dollars in thousands)
Audit fees (1)	$6,374	$6,368
Audit-related fees (2)	—	13
Tax fees (3)	349	115
All other fees (4)	241	76
Total	$6,964	$6,572
(1) Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements and certain statutory audits.

(2) Includes fees for employee benefit plan audits, due diligence on acquisitions and internal control and system audit procedures.

(3) Includes fees related to tax compliance, tax advice and tax planning.

(4) Includes fees related to other professional services performed.

    In accordance with the CHS Inc. Audit Committee Charter, as amended, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for pre-approval of certain permissible nonaudit services, all to ensure auditor independence.

    Our independent registered public accounting firm will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by our Audit Committee. Our Audit Committee approves, in advance, all nonaudit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. Our Audit Committee approved 100% of the services listed above in advance.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Annual Report on Form 10-K.

Regulation S-X promulgated by the SEC also requires separate financial statements of significant equity method investments to be filed with this Annual Report on Form 10-K when the equity income attributable to a significant equity method investment exceeds 20% of income before income taxes for any of our fiscal years for which financial statements are required to be presented in this Annual Report on Form 10-K. As equity income from our investment in CF Nitrogen exceeded 20% of our income before income taxes for the fiscal year ended August 31, 2020, separate financial statements for CF Nitrogen will be filed as an amendment to this Annual Report on Form 10-K within 90 days after CF Nitrogen’s fiscal year end on December 31, 2020.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2020	$176,805	$3,089	$(14,354)	$165,540
2019	221,813	57,380	(102,388)	176,805
2018	225,726	2,748	(6,661)	221,813

Valuation allowance for deferred tax assets
2020	$246,344	$5,206	$(31,659)	$219,891
2019	230,374	41,260	(25,290)	246,344
2018	289,083	61,854	(120,563)	230,374

Reserve for supplier advance payments
2020	$65,885	$—	$—	$65,885
2019	110,613	—	(44,728)	65,885
2018	130,705	—	(20,092)	110,613
*Net of reserve adjustments

ITEM 16.    FORM 10-K SUMMARY

None.

    (a)(3) EXHIBITS

EXHIBIT INDEX

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (**)

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
4.6
Amended and Restated Resolution Creating Class B Cumulative Redeemable Preferred Stock. (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-190019), filed September 13, 2013).

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

4.15
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to our Form 10-K for the year ended August 31, 2019, filed November 6, 2019).

10.1	Employment Agreement between CHS Inc. and Jay D. Debertin dated and effective May 22, 2017. (Incorporated by reference to our Current Report on Form 8-K, filed May 22, 2017). (+)
10.1A	Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin (*)(+)
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

10.3	CHS Inc. 2020 Annual Variable Pay Plan Master Plan Document. (*) (+)
10.3A	CHS Inc. 2020 Annual Variable Pay Plan Appendix, Plan Details. (*) (+)
10.4	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2018-2020). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017).(+)
10.4A	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2019-2021). (Incorporated by reference to our Form 10-K for the year ended August 31, 2019, filed November 6, 2019) (+)
10.4B	CHS Inc. Long-Term Incentive Plan XIV Plan Appendix (2020-2022). (*) (+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.7
Note Purchase and Private Shelf Agreement between CHS Inc. and Prudential Capital Group dated as of April 13, 2004. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2004, filed July 12, 2004).

10.7A
Amendment No. 1 to Note Purchase and Private Shelf Agreement dated April 9, 2007, among CHS Inc., Prudential Investment Management, Inc. and the Prudential Affiliate parties. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2007, filed April 9, 2007).

10.7B
Amendment No. 2 to Note Purchase and Private Shelf Agreement and Senior Series J Notes totaling $50 million issued February 8, 2008. (Incorporated by reference to our Current Report on Form 8-K, filed February 11, 2008).

10.7C
Amendment No. 3 to Note Purchase and Private Shelf Agreement, effective as of November 1, 2010. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2010, filed January 11, 2011).

10.7D
Amendment No. 4 to Note Purchase and Private Shelf Agreement dated as of June 9, 2011, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.7E
Amendment No. 5 to Note Purchase and Private Shelf Agreement dated as of December 21, 2012, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.7F
Amendment No. 6 to Note Purchase and Private Shelf Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.8	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.8A	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)
10.8B	Amendment No. 2 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.8C	Amendment No. 3 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
10.10
New Plan Participants 2011 Plan Agreement and Election Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-177326), filed October 14, 2011). (+)

10.11
Agreement Regarding Distribution of Assets, by and among CHS Inc., United Country Brands, LLC, Land O'Lakes, Inc. and Winfield Solutions, LLC, made as of September 4, 2007. (Incorporated by reference to our Form 10-K for the year ended August 31, 2007, filed November 20, 2007).

10.12
Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011).

10.12A
Amendment No. 1 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012).

10.12B
Amendment No. 2 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.12C
Amendment No. 3 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.12D
Amendment No. 4 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2017, filed July 14, 2017).

10.13
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

10.14	Note Purchase Agreement between CHS Inc. and certain accredited investors ($500,000,000) dated as of June 9, 2011. (Incorporated by reference to our Current Report on Form 8-K, filed June 13, 2011).
10.14A
Amendment No. 1 to Note Purchase Agreement dated as of September 4, 2015, between CHS Inc. and the purchasers of notes party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.15
Joint venture agreement among CHS Inc., Cargill, Incorporated, and ConAgra Foods, Inc., dated March 4, 2013. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013).

10.15A
Amendment No. 1 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated April 30, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.15B
Amendment No. 2 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 31, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.15C
Amendment No. 3 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated July 24, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.15D
Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.15E
Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated, and ConAgra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

10.16	Resolutions Amending the Long-Term Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K, filed September 3, 2013). (+)
10.17
Amended and Restated Supply Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Nitrogen LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (**)

10.18
2019 Amended and Restated Credit Agreement (5-Year Revolving Loan), dated as of July 16, 2019, by and between CHS Inc., CoBank, ACB, for its own benefit as a syndication party and as the administrative agent for the benefit of the present and future syndication parties, Coöperatieve Rabobank U.A., New York Branch and Sumitomo Mitsui Banking Corporation, for their own benefit as syndication parties and as syndication agents, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed July 19, 2019).

10.19
2015 Credit Agreement (10-Year Term Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.19A
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

10.19B
Amendment No. 2 to 2015 Credit Agreement (10-Year Term Loan), dated as of July 16, 2019, by and between CHS Inc., CoBank, ACB, for its own benefit as a syndication party and as the administrative agent for the benefit of the present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K filed July 19, 2019).

10.20
Note Purchase Agreement, dated as of January 14, 2016, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2016).

10.21	Note Purchase Agreement, dated as of August 14, 2020, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed August 14, 2020).
10.22
Sale and Contribution Agreement, dated as of July 22, 2016, by and among CHS Inc., CHS Capital, LLC and Cofina Funding, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.22A
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

10.22B
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

10.22C
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

10.22D
Omnibus Amendment No. 5, dated as of June 27, 2019, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, PNC Bank, National Association, as an alternate purchaser and as a purchaser agent, each of the other conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2019, filed November 6, 2019).

10.22E
Omnibus Amendment No. 6, dated as of May 1, 2020, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2020, filed July 7, 2020).

10.22F
Omnibus Amendment No. 7, dated as of June 26, 2020, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (*)

10.22G
Omnibus Amendment No. 8, dated as of September 24, 2020, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (*)

10.23
Receivables Financing Agreement dated July 22, 2016, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.23A
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

10.23B
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

10.24	Performance Guaranty, dated as of July 22, 2016, executed by CHS Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch, as administrative agent. (*)

10.24A
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

10.25
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

10.25A	Amendment No. 1 to the Framework Agreement, dated as of September 4, 2018. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.25B	Amendment No. 2 to the Framework Agreement, dated as of September 4, 2018. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.25C	Amendment No. 3 to the Framework Agreement, dated as of June 26, 2020. (*)
10.25D	Amendment No. 4 to the Framework Agreement, dated as of September 24, 2020. (*)
10.26
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby) (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.26A	Amendment No. 1 to 1996 SIFMA Master Repurchase Agreement, dated as of June 26, 2020, between CHS Inc., as seller, and MUFG Bank Ltd., as buyer. (*)
10.27
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Capital, LLC and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby) (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.27A	Amendment No. 1 to 1996 SIFMA Master Repurchase Agreement, dated as of June 26, 2020, between CHS Capital, LLC, as seller, CHS Inc., as guarantor, and MUFG Bank Ltd., as buyer. (*)
10.28
Guaranty, dated as of September 4, 2018, by CHS Inc. in favor of the buyer under the Framework Agreement (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.40	CHS Inc. Strategic Leadership Team 2018 Retention Award Document. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2019, filed April 3, 2019). (+)
10.40A	Description of Amendment to the CHS Strategic Leadership Team 2018 Retention Award Document (*)(+)
10.41	Letter Agreement, dated as of July 26, 2019, by and between Timothy N. Skidmore and CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed July 29, 2019). (+)
10.42	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document. (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed herewith.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(+) Indicates management contract or compensatory plan or agreement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

    (c) SCHEDULES

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 5, 2020:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Olivia Nelligan	Executive Vice President and Chief Financial Officer (principal financial officer)
Olivia Nelligan

/s/ Daniel Lehmann	Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

*	Chair of the Board of Directors
Daniel Schurr

*	Director
David Beckman

*	Director
Clinton J. Blew

*	Director
Hal Clemensen

*	Director
Scott A. Cordes

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Steve Fritel

*	Director
Alan Holm

*	Director
David Johnsrud

*	Director
Tracy G. Jones

*	Director
David R. Kayser

*	Director
Russell A. Kehl

*	Director
Edward Malesich

*	Director
Perry Meyer

*	Director
Steve Riegel

*	Director
Kevin Throener

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Members and Patrons of CHS Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in equities and cash flows for each of the three years in the period ended August 31, 2020, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2020, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 1, 2019.

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
November 5, 2020

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$140,874	$211,179
Receivables	2,366,047	2,731,209
Inventories	2,742,138	2,854,288
Other current assets	1,017,488	865,919
Total current assets	6,266,547	6,662,595
Investments	3,630,033	3,683,996
Property, plant and equipment	4,957,938	5,088,708
Other assets	1,139,429	1,012,195
Total assets	$15,993,947	$16,447,494
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,575,491	$2,156,108
Current portion of long-term debt	189,287	39,210
Accounts payable	1,724,516	1,931,415
Accrued expenses	501,904	555,323
Other current liabilities	928,843	901,651
Total current liabilities	4,920,041	5,583,707
Long-term debt	1,601,836	1,749,901
Other liabilities	652,897	496,356
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,161,610	4,988,877
Accumulated other comprehensive loss	(233,924)	(226,933)
Capital reserves	1,618,147	1,584,158
Total CHS Inc. equities	8,809,871	8,610,140
Noncontrolling interests	9,302	7,390
Total equities	8,819,173	8,617,530
Total liabilities and equities	$15,993,947	$16,447,494

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2020	2019	2018
	(Dollars in thousands)
Revenues	$28,406,365	$31,900,453	$32,683,347
Cost of goods sold	27,424,558	30,516,120	31,591,227
Gross profit	981,807	1,384,333	1,092,120
Marketing, general and administrative expenses	704,542	724,731	639,756
Operating earnings	277,265	659,602	452,364
Gain on disposal of business	(1,450)	(3,886)	(131,816)
Interest expense	116,977	167,065	149,202
Other income	(38,425)	(82,423)	(82,737)
Equity income from investments	(186,715)	(236,755)	(153,515)
Income before income taxes	386,878	815,601	671,230
Income tax benefit	(36,731)	(12,456)	(104,076)
Net income	423,609	828,057	775,306
Net income (loss) attributable to noncontrolling interests	1,170	(1,823)	(601)
Net income attributable to CHS Inc.	$422,439	$829,880	$775,907

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$423,609	$828,057	$775,306
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	12,798	(32,559)	20,066
Unrealized net loss on available-for-sale investments	—	—	(3,148)
Cash flow hedges	(4,411)	20,196	2,540
Foreign currency translation adjustment	(15,378)	(9,949)	(12,021)
Other comprehensive (loss) income, net of tax	(6,991)	(22,312)	7,437
Comprehensive income	416,618	805,745	782,743
Comprehensive income (loss) attributable to noncontrolling interests	1,170	(1,823)	(601)
Comprehensive income attributable to CHS Inc.	$415,448	$807,568	$783,344

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2020, 2019 and 2018
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2017	$3,906,426	$29,836	$405,387	$2,264,038	$(180,360)	$1,267,808	$12,505	$7,705,640
Reversal of prior year patronage and redemption estimates	6,058	—	(126,333)	—	—	126,333	—	6,058
Distribution of 2017 patronage refunds	—	—	128,831	—	—	(128,831)	—	—
Redemptions of equities	(6,064)	(185)	(476)	—	—	—	—	(6,725)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(3,840)	(153)	(361)	—	—	2,792	(2,458)	(4,020)
Net income (loss)	—	—	—	—	—	775,907	(601)	775,306
Other comprehensive income, net of tax	—	—	—	—	7,437	—	—	7,437
Reclassification of tax effects to capital reserves	—	—	—	—	(26,992)	26,992	—	—
Estimated 2018 patronage refunds	—	—	345,330	—	—	(420,330)	—	(75,000)
Estimated 2018 equity redemptions	(65,000)	—	(10,000)	—	—	—	—	(75,000)
Balances, August 31, 2018	3,837,580	29,498	742,378	2,264,038	(199,915)	1,482,003	9,446	8,165,028
Reversal of prior year patronage and redemption estimates	78,941	—	(345,330)	—	—	420,330	—	153,941
Distribution of 2018 patronage refunds	—	—	352,980	—	—	(428,756)	—	(75,776)
Redemptions of equities	(70,859)	(409)	(14,272)	—	—	—	—	(85,540)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(2,169)	(15)	(1,844)	—	—	7,061	(233)	2,800
Net income (loss)	—	—	—	—	—	829,880	(1,823)	828,057
Other comprehensive loss, net of tax	—	—	—	—	(22,312)	—	—	(22,312)
Reclassification of tax effects to capital reserves	—	—	—	—	(4,706)	4,706	—	—
Estimated 2019 patronage refunds	—	—	472,398	—	—	(562,398)	—	(90,000)
Estimated 2019 equity redemptions	(90,000)	—	—	—	—	—	—	(90,000)
Balances, August 31, 2019	3,753,493	29,074	1,206,310	2,264,038	(226,933)	1,584,158	7,390	8,617,530
Reversal of prior year patronage and redemption estimates	80,000	—	(462,398)	—	—	562,398	—	180,000
Distribution of 2019 patronage refunds	—	—	474,407	—	—	(564,522)	—	(90,115)
Redemptions of equities	(80,133)	(340)	(15,965)	—	—	—	—	(96,438)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	25,320	—	25,320
Other, net	(1,173)	(7)	(628)	—	—	(1,008)	742	(2,074)
Net income	—	—	—	—	—	422,439	1,170	423,609
Other comprehensive loss, net of tax	—	—	—	—	(6,991)	—	—	(6,991)
Estimated 2020 patronage refunds	—	—	211,970	—	—	(241,970)	—	(30,000)
Estimated 2020 equity redemptions	(28,000)	—	(5,000)	—	—	—	—	(33,000)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$423,609	$828,057	$775,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	550,251	541,507	539,736
Equity (income) loss from investments, net of distributions received	49,130	12,560	36,782
Provision for doubtful accounts	3,418	57,745	2,085
Gain/recovery on disposal of business	(1,450)	(3,886)	(131,816)
Deferred taxes	(32,761)	(13,852)	(146,961)
Other, net	(1,642)	6,094	(3,699)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	308,399	(218,192)	210,775
Inventories	104,884	284,694	(169,581)
Accounts payable and accrued expenses	(330,949)	(38,229)	(78,388)
Other, net	14,340	(316,567)	40,258
Net cash provided by operating activities	1,087,229	1,139,931	1,074,497
Cash flows from investing activities:
Acquisition of property, plant and equipment	(418,359)	(443,216)	(355,412)
Proceeds from disposition of property, plant and equipment	32,670	53,974	91,153
Proceeds from sale of business	1,139	5,044	234,914
Expenditures for major maintenance	(14,496)	(232,094)	(80,514)
Changes in CHS Capital notes receivable, net	119,591	(10,903)	25,335
Financing extended to customers	(6,386)	(12,210)	(74,402)
Payments from customer financing	35,791	90,193	52,453
Business acquisitions, net of cash acquired	231	(119,421)	—
Other investing activities, net	6,114	7,350	26,949
Net cash used in investing activities	(243,705)	(661,283)	(79,524)
Cash flows from financing activities:
Proceeds from notes payable and long-term borrowings	24,343,870	29,071,363	36,040,240
Payments on notes payable, long-term debt and finance lease obligations	(24,948,926)	(29,450,339)	(36,525,136)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(96,438)	(85,540)	(8,847)
Cash patronage dividends paid	(90,115)	(75,776)	—
Other financing activities, net	29,129	(16,686)	(69,759)
Net cash used in financing activities	(931,148)	(725,646)	(732,170)
Effect of exchange rate changes on cash and cash equivalents	4,942	2,733	8,864
Net (decrease) increase in cash and cash equivalents and restricted cash	(82,682)	(244,265)	271,667
Cash and cash equivalents and restricted cash at beginning of period	299,675	543,940	272,273
Cash and cash equivalents and restricted cash at end of period	$216,993	$299,675	$543,940
Supplemental cash flow information:
Cash paid for interest	$119,354	$172,259	$148,874
Cash paid for income taxes, net of refunds	6,840	19,918	13,410
Other significant noncash investing and financing transactions:
Notes receivable reacquired under securitization facility	—	—	615,089
Trade receivables reacquired under securitization facility	—	—	402,421
Securitized debt reacquired under securitization facility	—	—	634,000
Deferred purchase price receivable extinguished under securitization facility	—	—	386,900
Capital expenditures and major maintenance incurred but not yet paid	14,906	28,478	53,453
Finance lease obligations incurred	11,190	7,351	396
Accrual of dividends and equities payable	63,000	180,000	153,941
Assets contributed to joint venture	—	7,353	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

    CHS Inc. (referred to herein as "CHS," "we," "us" or "our") is the nation’s leading integrated agricultural cooperative. As a cooperative, CHS is owned by farmers and ranchers and their member cooperatives ("members") across the United States. We also have preferred shareholders that own shares of our various series of preferred stock, which are each listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("The Nasdaq"). See Note 12, Equities, for more detailed information.

    We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including member and other nonmember customers), both domestic and international. Those products and services include initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products; as well as agricultural outputs that include grains and oilseeds, grain and oilseed processing and food products, and ethanol production and marketing. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting.

Basis of Presentation

    The consolidated financial statements include the accounts of CHS and all our subsidiaries and limited liability companies in which we have a controlling interest. The effects of all significant intercompany transactions have been eliminated.

The notes to our consolidated financial statements refer to our Energy, Ag and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment results from our investment in CF Industries Nitrogen, LLC ("CF Nitrogen"). See Note 14, Segment Reporting, for more information.

Certain captions within the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been combined within other captions as allowed by Securities and Exchange Commission financial statement reporting requirements under Regulation S-X. Prior year information has been updated to conform with the current presentation.

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

Significant Accounting Policies

Significant accounting policies are summarized below or within the related notes to our consolidated financial statements.

Cash and Cash Equivalents and Restricted Cash

    Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The fair value of cash and cash equivalents approximates the carrying value due to the short-term nature of the instruments.

    Restricted cash is included in our Consolidated Balance Sheets within other current assets (current portion) and other assets (noncurrent portion), as appropriate, and primarily relates to customer deposits for futures and option contracts associated with regulated commodities held in separate accounts as required under federal and other regulations. Pursuant to the requirements of the Commodity Exchange Act, such funds must be carried in separate accounts that are designated as segregated customer accounts, as applicable. Restricted cash also includes funds held in escrow pursuant to applicable regulations limiting their usage.

    The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Consolidated Balance Sheets that aggregates to the amount presented in our Consolidated Statements of Cash Flows.

	August 31,
	2020	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$140,874	$211,179	$450,617
Restricted cash included in other current assets	76,119	88,496	90,193
Restricted cash included in other assets	—	—	3,130
Total cash and cash equivalents and restricted cash	$216,993	$299,675	$543,940

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our condensed consolidated financial statements.

Adopted

    We adopted Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC Topic 842"), as of September 1, 2019, using the modified retrospective approach. In addition, we used the additional optional transition method and package of practical expedients in the period of adoption without retrospective adjustment to previous periods presented, although we elected not to apply the hindsight practical expedient available under the standard. As a result of using the modified retrospective method, prior periods have not been restated, and a $25.3 million cumulative-effect adjustment, including the deferred income tax impact, was recorded to increase the opening balance of capital reserves as of the adoption date related to recognition of previously deferred gains associated with the sale-leaseback of our primary corporate office building located in Inver Grove Heights, Minnesota. Additionally, adoption of ASC Topic 842 resulted in the recognition of operating lease right-of-use assets and associated lease liabilities of $268.4 million and $267.0 million, respectively, as of September 1, 2019. Adoption of ASC Topic 842 did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Additional information and further disclosures related to our leases and lease-related financial statement amounts are included within Note 19, Leases.

Not Yet Adopted

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses ("ASC Topic 326"): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to the opening balance of capital reserves as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for us beginning September 1, 2020, for our fiscal year 2021 and for interim periods within that fiscal year. Based on various data-gathering activities, development of a credit losses model, data analyses and accounting policy election determinations, the impact of adoption is not expected to have a material impact on our consolidated financial statements.

Note 2        Revenues

    We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and renewable fuels production and marketing. We primarily conduct our operations and derive revenues within our Energy and Ag segments. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale sales of agronomy products and processed sunflowers; from sales of soybean meal, soybean refined oil and soyflour products; through production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, and feed and farm supplies. Corporate and Other primarily consists of our financing and hedging businesses.

    Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to customers in accordance with the underlying contract. For the majority of our contracts with customers, control transfers to customers at a point in time when goods/services have been delivered, as that is generally when legal title, physical possession and risks and rewards of ownership of the goods/services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete our performance obligation(s). Revenue is recognized as the transaction price we expect to be entitled to in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. For physically settled derivative sales contracts that are outside the scope of the revenue guidance, we recognize revenue when control of the inventory is transferred within the meaning of ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). Revenues arising from our financing business are recognized in accordance with ASC Topic 470, Debt ("ASC Topic 470"), and fall outside the scope of ASC Topic 606.

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

Disaggregation of Revenues

    The following table presents revenues recognized under ASC Topic 606 disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the year ended August 31, 2020 and 2019. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 842 and ASC Topic 470 that fall outside the scope of ASC Topic 606.

	Year Ended August 31, 2020
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$4,833,003	$598,131	$—	$5,431,134
Ag	5,963,198	16,901,258	61,643	22,926,099
Corporate and Other	22,903	—	26,229	49,132
Total revenues	$10,819,104	$17,499,389	$87,872	$28,406,365

	Year Ended August 31, 2019
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$6,393,075	$726,001	$—	$7,119,076
Ag	6,319,304	18,268,977	131,791	24,720,072
Corporate and Other	20,262	—	41,043	61,305
Total revenues	$12,732,641	$18,994,978	$172,834	$31,900,453
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to the customer. Contract assets are recorded in accounts receivable within our Consolidated Balance Sheets and were immaterial as of August 31, 2020 and 2019.

    Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $139.1 million and $207.5 million as of August 31, 2020 and 2019, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets. For the years ended August 31, 2020 and 2019, we recognized revenues of $194.8 million and $170.7 million, respectively, which were included in the other current liabilities balance at the beginning of the period.

Note 3        Receivables

    Receivables as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Trade accounts receivable	$1,476,585	$1,803,284
CHS Capital short-term notes receivable	563,934	592,909
Other	491,068	511,821
Gross receivables	2,531,587	2,908,014
Less allowances and reserves	165,540	176,805
Total receivables	$2,366,047	$2,731,209

Trade Accounts Receivable

    Trade accounts receivable are initially recorded at a selling price that approximates fair value upon the sale of goods or services to customers. Subsequently, trade accounts receivable are carried at net realizable value, which includes an allowance for estimated uncollectible amounts. We calculate this allowance based on our history of write-offs, level of past due accounts and our relationships with and the economic status of our customers. Receivables from related parties are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2020 or 2019.

CHS Capital Notes Receivable

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $101.5 million and $180.0 million at August 31, 2020 and 2019, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31,

2020 and 2019, commercial notes represented 33% and 41%, respectively, and producer notes represented 67% and 59%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2020, CHS Capital customers had additional available credit of $714.5 million.

Allowance for Loan Losses and Impairments

    CHS Capital maintains an allowance for loan losses that is an estimate of potential incurred losses inherent in the loans receivable portfolio. In accordance with FASB ASC 450-20, Accounting for Loss Contingencies, and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the allowance for loan losses consists of general and specific components. The general component is based on historical loss experience and qualitative factors addressing operational risks and industry trends. The specific component relates to loans receivable that are classified as impaired. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2020 or 2019, and specific and general loan loss reserves related to CHS Capital notes were not material as of either date.

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

Troubled Debt Restructurings

    Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor for economic reasons related to the debtor's financial difficulties grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or the acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2020 or 2019.

Loan Participations

    For the years ended August 31, 2020 and 2019, CHS Capital sold $70.6 million and $92.3 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sale resulted in the removal of notes receivable from the Consolidated Balance Sheet. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to the servicing of notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

    Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements, we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops actually being produced. The financing is collateralized by future crops, land and physical assets of the suppliers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2020 or 2019.

Note 4        Inventories

    Inventories as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Grain and oilseed	$1,064,079	$1,024,645
Energy	696,858	717,378
Agronomy	822,535	954,037
Processed grain and oilseed	126,022	109,900
Other	32,644	48,328
Total inventories	$2,742,138	$2,854,288

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

    All other inventories are stated at the lower of cost or net realizable value. Costs for inventories produced or modified by us through a manufacturing process include fixed and variable production and raw material costs, and in-bound freight costs for raw materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at our points of sale. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of nongrain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods.

As of August 31, 2020 and 2019, we valued approximately 16% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $93.5 million and $215.0 million as of August 31, 2020 and 2019, respectively. During the third quarter of fiscal 2020, we experienced price declines in our energy inventories associated with the COVID-19 pandemic. As a result, we recorded a noncash, lower of cost or market charge of $42.0 million in cost of goods sold to reduce the carrying value of our energy inventories to their market value as of May 31, 2020. Based upon market prices observed as of August 31, 2020, the lower of cost or market reserve was decreased by approximately $34.0 million as prices improved while inventories were sold.

Note 5        Other Current Assets

Other current assets as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Derivative assets (Note 15)	$371,195	$253,341
Margin and related deposits	194,097	155,306
Supplier advance payments	198,699	197,290
Other	253,497	259,982
Total other current assets	$1,017,488	$865,919

Margin and Related Deposits

Many of our derivative contracts with futures and options brokers require us to make margin deposits of cash or other assets. Subsequent margin deposits may also be necessary when changes in commodity prices result in a loss on the contract value to comply with applicable regulations. Our margin and related deposit assets are generally held in segregated accounts to support the associated derivative contracts and may be used to fund or partially fund the settlement of those contracts as they expire. Similar to our derivative financial instruments, margin and related deposits are reported on a gross basis.

Supplier Advance Payments

Supplier advance payments are typically for periods less than 12 months and primarily include amounts paid for grain purchases from suppliers and amounts paid to crop nutrient and crop protection product suppliers to lock in future supply and pricing.

Note 6        Investments

    Investments as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,662,618	$2,708,942
Ventura Foods, LLC	381,351	374,516
Ardent Mills, LLC	208,927	209,027
Other equity method investments	253,182	267,247
Other investments	123,955	124,264
Total investments	$3,630,033	$3,683,996

Joint ventures and other investments in which we have significant ownership and influence but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen, Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), which are summarized below. In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We have approximately $383.0 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2020.

    All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. We have elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions. Our share in the income or loss of these equity method investments is recorded within equity (income) loss from investments in the Consolidated Statements of Operations. Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. Investments in other cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in debt and equity instruments are carried at amounts that approximate fair values.

CF Nitrogen

We have a $2.7 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through fiscal 2096. Our purchases under the supply agreement are based on prevailing market prices and we receive semi-annual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semi-annual cash distributions.

Cash distributions received from CF Nitrogen for the years ended August 31, 2020 and 2019, were $174.3 million and $186.5 million, respectively.

    The following tables provide aggregate summarized financial information for CF Nitrogen for the balance sheets as of August 31, 2020 and 2019, and the statements of operations for the 12 months ended August 31, 2020, 2019 and 2018:

	2020	2019
	(Dollars in thousands)
Current assets	$552,127	$590,057
Noncurrent assets	6,564,086	7,028,766
Current liabilities	222,391	228,324
Noncurrent liabilities	3,036	2,455

	2020	2019	2018
	(Dollars in thousands)
Net sales	$2,522,827	$2,894,795	$2,449,695
Gross profit	570,901	737,168	423,612
Net earnings	529,462	706,291	401,295
Earnings attributable to CHS Inc.	127,954	160,373	106,895

Ventura Foods and Ardent Mills

    We have a 50% interest in Ventura Foods, which is a joint venture with Wilsey Foods, Inc., a majority-owned subsidiary of MBK USA Holdings, Inc., that produces and distributes primarily vegetable-oil-based products, and we have a 12% interest in Ardent Mills, which is a joint venture with Cargill Incorporated and Conagra Brands, Inc., and is the largest flour miller in the United States. We account for Ventura Foods and Ardent Mills as equity method investments included in Corporate and Other.

    The following tables provide aggregate summarized financial information for our equity method investments in Ventura Foods and Ardent Mills for balance sheets as of August 31, 2020 and 2019, and statements of operations for the 12 months ended August 31, 2020, 2019 and 2018:

	2020	2019
	(Dollars in thousands)
Current assets	$1,548,930	$1,469,003
Noncurrent assets	2,461,886	2,327,217
Current liabilities	628,440	535,579
Noncurrent liabilities	895,620	790,401

	2020	2019	2018
	(Dollars in thousands)
Net sales	$5,440,143	$5,752,368	$5,882,035
Gross profit	584,352	565,784	601,927
Net earnings	181,049	248,303	226,776
Earnings attributable to CHS Inc.	48,927	69,157	46,069

    Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

As of August 31, 2020 and 2019, major classes of property, plant and equipment, which include finance lease assets, consisted of the amounts in the table below.

	2020	2019
	(Dollars in thousands)
Land and land improvements	$317,714	$319,452
Buildings	1,110,490	1,079,073
Machinery and equipment	7,559,437	7,392,767
Office equipment and other	362,084	346,649
Construction in progress	310,901	329,297
Gross property, plant and equipment	9,660,626	9,467,238
Less accumulated depreciation and amortization	4,702,688	4,378,530
Total property, plant and equipment	$4,957,938	$5,088,708

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based on the expected useful lives of individual or groups of assets (generally 15 to 20 years for land improvements; 20 to 40 years for buildings; five to 20 years for machinery and equipment; and three to 10 years for office equipment and other). Expenditures for maintenance and minor repairs and renewals are expensed. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

    Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2020, 2019 and 2018, was $470.4 million, $495.3 million and $475.8 million, respectively.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal 2020; however, as a result of these monitoring activities, our Ag segment recorded impairment charges of approximately $12.2 million associated with certain nonstrategic long-lived assets that ceased operation during fiscal 2019. These impairments were included in marketing, general and administrative expenses in the Consolidated Statements of Operations.

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

Note 8        Other Assets

    Other assets as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Goodwill	$172,404	$172,404
Customer lists, trademarks and other intangible assets	65,025	71,206
Notes receivable	109,145	189,045
Long-term derivative assets	21,157	36,408
Prepaid pension and other benefits	106,209	73,100
Capitalized major maintenance	228,511	286,890
Cash value life insurance	130,673	122,792
Operating lease right of use assets	257,834	—
Other	48,471	60,350
Total other assets	$1,139,429	$1,012,195

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is assessed for impairment on an annual basis as of July 31, either by first assessing qualitative factors to determine whether a quantitative goodwill impairment test is necessary or by proceeding directly to the quantitative test. The quantitative test may be required more frequently if triggering events or other circumstances occur that could indicate impairment. Goodwill is assessed for impairment at the reporting unit level, which has been determined to be our operating segments or one level below our operating segments in certain instances.

There were no changes in the net carrying amount of goodwill for the year ended August 31, 2020. Changes in the net carrying amount of goodwill for the year ended August 31, 2019, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2018	$552	$127,338	$10,574	$138,464
Goodwill acquired during the period	—	61,358	—	61,358
Impairment	—	(27,418)	—	(27,418)
Balances, August 31, 2019	552	161,278	10,574	172,404

Goodwill of $61.4 million acquired during the third quarter of fiscal 2019 was related to our acquisition of the remaining 75% ownership in West Central Distribution, LLC ("WCD") that we did not previously own. See Note 20, Acquisitions, for additional information related to the acquisition. No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method.

    The outbreak and pandemic of the novel coronavirus known as COVID-19 and other factors resulted in substantial reductions in demand and sharp price declines in certain industries in which we operate during fiscal 2020, particularly with respect to the production of renewable fuels, other energy products and processing and food ingredients. Based on these deteriorated macroeconomic and industry conditions, management considered the impacts on each of our businesses and determined that we needed to perform interim impairment assessments of goodwill and asset groups, during our third quarter, for a reporting unit within our Ag segment that operates in the renewable fuels industry. Third-party price outlooks, projections of future volumes, expenses and other cash flows and a discount rate reflective of the relative risk of the cash flows were used to estimate fair value. Management believes the assumptions utilized in the assessment are appropriate and reasonable for estimating fair value. The estimated fair value of the reporting unit exceeded the carrying amount by approximately 18%, and thus no impairment was recorded.

As a result of our annual goodwill impairment analyses performed as of July 31, 2019, we recorded a goodwill impairment charge of $27.4 million associated with a reporting unit in our Ag segment. The impairment charge primarily resulted from changing market dynamics that reduced future profitability within the reporting unit, as well as strategy changes and the challenging economic environment in the agriculture industry. The impairment charge was recorded in marketing, general and administrative expenses in the Consolidated Statement of Operations for the year ended August 31, 2019. No material impairments related to long-lived assets were recorded, and no goodwill impairments were identified as a result of our annual goodwill analyses performed as of July 31, 2020 or 2018. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future, particularly for our businesses that have experienced or could experience substantial reductions in demand or price declines associated with the COVID-19 pandemic.

    Intangible assets subject to amortization primarily include customer lists, trademarks and noncompete agreements, and are amortized over their respective useful lives (ranging from two to 30 years). We have no material intangible assets with indefinite useful lives. All long-lived assets, including other identifiable intangible assets, are also assessed for impairment in accordance with U.S. GAAP and evaluated for impairment whenever triggering events or other circumstances indicate the carrying amount of an asset group or reporting unit may not be recoverable. Intangible assets of $47.2 million were acquired during fiscal 2019 related to the acquisition of the remaining 75% ownership interest in WCD that we did not previously own. See Note 20, Acquisitions, for additional information related to the acquisition. Information regarding intangible assets is as follows:

	August 31, 2020			August 31, 2019
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$84,895	$(23,770)	$61,125	$84,815	$(17,609)	$67,206
Trademarks and other intangible assets	10,735	(6,835)	3,900	9,736	(5,736)	4,000
Total intangible assets	$95,630	$(30,605)	$65,025	$94,551	$(23,345)	$71,206

    Intangible asset amortization expense for the years ended August 31, 2020, 2019 and 2018, was $7.3 million, $5.3 million and $3.4 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for the next five years is as follows:

(Dollars in thousands)
2021	$8,215
2022	7,973
2023	7,870
2024	7,660
2025	7,345
Thereafter	25,866
Total	$64,929

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2020, 2019 and 2018, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2020	$286,890	$14,496	$(72,875)	$228,511
2019	130,780	224,406	(68,296)	286,890
2018	105,006	87,460	(61,686)	130,780

Within our Energy segment, major maintenance activities are performed at our Laurel, Montana, and McPherson, Kansas, refineries regularly. Major maintenance activities are the planned and required shutdowns of refinery processing units, which include replacement or overhaul of equipment that has experienced decreased efficiency in resource conversion. Because major maintenance activities are performed to extend the life, increase the capacity and/or improve the safety or efficiency of refinery processing assets, we follow the deferral method of accounting for major maintenance activities. Expenditures for major maintenance activities are capitalized (deferred) when incurred and amortized on a straight-line basis over a period of two to five years, which is the estimated time lapse between major maintenance activities. Should the estimated period between major maintenance activities change, we may be required to amortize the remaining cost of the major maintenance activities over a shorter period, which would result in higher depreciation and amortization costs. Amortization expense related to the capitalized major maintenance costs is included in cost of goods sold in our Consolidated Statements of Operations.

Selection of the deferral method, as opposed to expensing major maintenance activity costs when incurred, results in deferring recognition of major maintenance activity expenditures. The deferral method also results in classification of related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred would result in classifying the cash outflows as operating activities. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2020.

Notes Payable

Notes payable as of August 31, 2020 and 2019, consisted of the following:

	Weighted-average Interest Rate
	2020	2019	2020	2019
			(Dollars in thousands)
Notes payable	1.96%	3.36%	$763,215	$1,330,550
CHS Capital notes payable	1.29%	2.90%	812,276	825,558
Total notes payable			$1,575,491	$2,156,108

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024.

We maintain a series of uncommitted bilateral facilities that are renewed annually. Amounts borrowed under these short-term credit facilities are used to fund our working capital. The following table summarizes our primary lines of credit as of August 31, 2020 and 2019:

Primary Revolving Credit Facilities	Fiscal Year of Maturity	Total Capacity	Borrowings Outstanding		Interest Rates
		2020	2020	2019
		(Dollars in thousands)
Committed five-year unsecured facility	2024	$2,750,000	$345,000	$335,000	LIBOR or base rate +0.00% to 1.55%
Uncommitted bilateral facilities*	2021	300,000	—	430,000	LIBOR or base rate + applicable margin
*Total capacity for the uncommitted bilateral facilities was $630.0 million at August 31, 2019. As of August 31, 2020, the uncommitted bilateral facilities do not include $300.0 million of capacity with a banking partner for which we are currently in the process of terminating the related agreement.

In addition to our facilities above, our wholly-owned subsidiaries, CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda, had uncommitted lines of credit with $318.4 million outstanding as of August 31, 2020. In addition, our other international subsidiaries had lines of credit outstanding of $69.7 million as of August 31, 2020.

CHS Capital Notes Payable

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of August 31, 2020, total availability under the Securitization Facility was $423.0 million, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of August 31, 2020 and 2019, the outstanding balance under the Repurchase Facility was $150.0 million.

On June 26, 2020, we amended our existing Securitization Facility and Repurchase Facility. As a result of the amendment, the maximum availability of the Securitization Facility was decreased from $700.0 million to $500.0 million. On September 24, 2020 the Securitization Facility and Repurchase Facility were further amended increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

    CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. The total outstanding commitments under the program were $150.0 million as of August 31, 2020, of which $133.3 million was borrowed under these commitments with an interest rate of 1.45%.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.40% as of August 31, 2020, and are due upon demand. Borrowings under these notes totaled $134.9 million as of August 31, 2020.

On September 30, 2019, CHS Capital entered into a credit agreement with a revolving note. Under this agreement, CHS Capital had available capacity of $100.0 million of which no amount was outstanding as of August 31, 2020. This agreement matured subsequent to August 31, 2020, and was not renewed.

Long-Term Debt

    During the year ended August 31, 2020, we repaid approximately $25.4 million of long-term debt consisting of scheduled debt maturities and optional prepayments. On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of long-term debt in the form of notes that was funded on November 2, 2020. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2020 and 2019, are presented in the table below.

	2020	2019
	(Dollars in thousands)
4.00% unsecured notes $100 million face amount, due in equal installments beginning in fiscal 2017 through fiscal 2021	$20,000	$40,000
4.52% unsecured notes $160 million face amount, due in fiscal 2021	162,090	161,978
4.67% unsecured notes $130 million face amount, due in fiscal 2023	137,623	136,086
4.39% unsecured notes $152 million face amount, due in fiscal 2023	152,000	152,000
3.85% unsecured notes $80 million face amount, due in fiscal 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in fiscal 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in fiscal 2025	154,012	151,776
4.82% unsecured notes $80 million face amount, due in fiscal 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
Private placement debt	1,363,725	1,379,840
2.25% unsecured term loans from cooperative and other banks, due in fiscal 2025 (a)	366,000	366,000
Bank financing	366,000	366,000
Finance lease liabilities	31,460	28,239
Other notes and contracts with interest rates from 0.0% to 10.0%	34,709	18,601
Deferred financing costs	(4,771)	(3,569)
Total long-term debt	1,791,123	1,789,111
Less current portion	189,287	39,210
Long-term portion	$1,601,836	$1,749,901
(a) Borrowings are variable under the agreement and bear interest at a base rate (or LIBOR) plus an applicable margin.

    As of August 31, 2020, the fair value of our long-term debt is estimated to be $1.9 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

We have a 10-year term loan with a syndicate of banks. The agreement provides for committed term loans in an amount up to $600.0 million. As of August 31, 2020, $236.0 million of term loans were outstanding under this agreement. The agreement includes a revolving feature, whereby we are able to pay down and re-advance an amount up to $300.0 million of the $600.0 million. As of August 31, 2020, $130.0 million of revolving loans were outstanding under this agreement. Principal on the outstanding balances is payable in full in September 2025.

Long-term debt outstanding as of August 31, 2020, has aggregate maturities, excluding fair value adjustments and finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2021	$181,628
2022	30,828
2023	282,828
2024	780
2025	696,780
Thereafter	558,103
Total	$1,750,947

    Interest expense for the years ended August 31, 2020, 2019 and 2018, was $117.0 million, $167.1 million and $149.2 million, respectively, net of capitalized interest of $10.9 million, $9.4 million and $6.7 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Customer margin deposits and credit balances	$149,539	$143,049
Customer advance payments	300,100	336,645
Derivative liabilities (Note 15)	416,204	241,957
Dividends and equity payable	63,000	180,000
Total other current liabilities	$928,843	$901,651

Note 11        Income Taxes

    CHS is a nonexempt agricultural cooperative and files a consolidated federal income tax return within our tax return period. We are subject to tax on income from nonpatronage sources, nonqualified patronage distributions and undistributed patronage-sourced income. Income tax (benefit) expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized under U.S. GAAP and such amounts recognized for federal and state income tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The (benefit from) provision for income taxes for the years ended August 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
	(Dollars in thousands)
Current:
Federal	$4,519	$211	$15,576
State	(2,231)	3,815	7,041
Foreign	2,748	(2,630)	20,268
Total Current	5,036	1,396	42,885
Deferred:
Federal	(36,231)	(4,923)	(146,780)
State	(5,263)	(8,491)	(127)
Foreign	(273)	(438)	(54)
Total Deferred	(41,767)	(13,852)	(146,961)
Total	$(36,731)	$(12,456)	$(104,076)

    Domestic income before income taxes was $324.4 million, $825.7 million and $717.4 million for the years ended August 31, 2020, 2019 and 2018, respectively. Foreign income (loss) before income taxes was $62.5 million, ($3.1) million and ($46.2) million for the years ended August 31, 2020, 2019 and 2018, respectively.

    Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. Deferred tax assets and liabilities as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$51,560	$62,245
Postretirement health care and deferred compensation	42,898	42,747
Tax credit carryforwards	123,193	152,347
Loss carryforwards	116,741	136,435
Nonqualified equity	344,924	290,447
Lease obligations	64,140	—
Other	85,856	97,071
Deferred tax assets valuation reserve	(219,891)	(246,344)
Total deferred tax assets	609,421	534,948
Deferred tax liabilities:
Pension	17,131	11,237
Investments	95,916	99,838
Major maintenance	91	4,679
Property, plant and equipment	556,160	560,334
Right of use asset	64,140	—
Other	15,326	1,760
Total deferred tax liabilities	748,764	677,848
Net deferred tax liabilities	$139,343	$142,900

    We have total gross loss carryforwards of $576.6 million, of which $366.9 million will expire over periods ranging from fiscal 2021 to fiscal 2041. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2020. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. McPherson refinery's gross state tax credit carryforwards for income tax were approximately $125.5 million and $123.3 million as of August 31, 2020 and 2019, respectively. McPherson refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis.

    On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law. As a result, our alternative minimum tax credit became refundable and has been classified in other current assets on the Consolidated Balance Sheet as of August 31, 2020. Our general business credits of $59.1 million, comprised primarily of low-sulfur diesel credits, will begin to expire on August 31, 2027, and our state tax credits of $125.5 million began to expire on August 31, 2020.

    The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	25.7%
State and local income taxes, net of federal income tax benefit	(1.8)	(0.7)	0.7
Patronage earnings	(13.1)	(14.3)	(13.6)
Domestic production activities deduction	(19.0)	(9.9)	(8.4)
Export activities at rates other than the U.S. statutory rate	1.8	(2.1)	5.7
U.S. tax reform	—	—	(23.2)
Intercompany transfer of business assets	(1.6)	—	(6.1)
Increase in unrecognized tax benefits	4.2	0.2	6.8
Valuation allowance	(1.0)	2.6	(3.0)
Tax credits	0.2	0.4	0.7
Other	(0.2)	1.3	(0.8)
Effective tax rate	(9.5)%	(1.5)%	(15.5)%

    On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. The Tax Act provides for significant U.S. tax law changes that reduced our federal corporate statutory tax rate from 35% to 21% as of January 1, 2018. As a fiscal year-end taxpayer, our annual statutory federal corporate tax rate applicable to fiscal 2018 was a blended rate of 25.7%. For fiscal 2020 and fiscal 2019, the annual statutory federal corporate tax rate was 21%.

Primary drivers of the fiscal 2020 income tax benefit were retaining the current Domestic Production Activities Deduction ("DPAD") benefit and from the settlement of a U.S. federal audit resulting in additional tax credit carryovers, which were partially offset by an increase in our unrecognized deferred tax benefit. Primary drivers of the fiscal 2019 income tax benefit were retaining the current DPAD benefit and deducting previously disallowed DPAD available from the carryback of excise tax credits, which were partially offset by an increase in our unrecognized deferred tax benefit as described below. Primary drivers of the fiscal 2018 income tax benefit were recognition of deferred benefits from revaluation of our net deferred tax liability resulting from the Tax Act, an intercompany transfer of a business on December 1, 2017, and a current tax benefit from retaining a significant portion of the DPAD, which were partially offset by deferred tax expense from an increase in our unrecognized tax benefit as described below.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2007 through 2019 remain subject to examination, at least for certain issues.

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

	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$101,128	$91,135	$37,830
Additions attributable to current year tax positions	14,410	14,162	3,640
Additions attributable to prior year tax positions	6,128	—	49,665
Reductions attributable to prior year tax positions	(2,516)	(4,169)	—
Balance at end of period	$119,150	$101,128	$91,135

    If we were to prevail on all positions taken in relation to uncertain tax positions, $111.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

    We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized $1.0 million benefit and $1.7 million expense for interest and penalties related to unrecognized tax benefits in our Consolidated Statement of Operations for the years ended August 31, 2020 and 2019, respectively, and a related $1.0 million and $2.9 million interest payable on our Consolidated Balance Sheet as of August 31, 2020 and 2019, respectively. No interest or penalties were recognized in our Consolidated Statements of Operations for the year ended August 31, 2018.

Note 12        Equities

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2020 are estimated to be $242.0 million, with the qualified cash portion estimated to be $30.0 million and nonqualified equity distributions of $212.0 million. No portion of annual net earnings for fiscal 2020 will be issued in the form of qualified capital equity certificates. Patronage distributions for the years ended August 31, 2019, 2018 and 2017 were $564.5 million (with a $90.1 million cash portion), $428.8 million (with a $75.8 million cash portion) and $128.8 million (with no cash portion), respectively.

    Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2020, 2019 and 2018 be added to our capital reserves.

    Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for nonindividuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. The CHS redemption policy includes a redemption program for individuals similar to the one that is available to nonindividual members, subject to CHS Board of Directors overall discretion whether to redeem outstanding equity. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2020, that will be distributed in fiscal 2021, to be approximately $33.0 million. This amount is classified as a current liability on our August 31, 2020, Consolidated Balance Sheet. During the years ended August 31, 2020, 2019 and 2018, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $96.4 million, $85.5 million and $8.8 million, respectively.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of August 31, 2020, all shares of which are listed and traded on The Nasdaq:

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

Preferred Stock Dividends

    We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2020, 2019 and 2018. As of August 31, 2020, we have no authorized but unissued shares of preferred stock.

    The following is a summary of dividends per share by series of preferred stock for the years ended August 31, 2020 and 2019.

		Years Ended August 31,
	Nasdaq Symbol	2020	2019
		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88	1.88

Accumulated Other Comprehensive Loss

    Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2020, 2019 and 2018 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain (Loss) on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2017, net of tax	$(132,444)	$10,041	$(6,954)	$(51,003)	$(180,360)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	7,633	21,078	1,031	(10,062)	19,680
Amounts reclassified out	21,804	(25,534)	1,704	(2,042)	(4,068)
Total other comprehensive income (loss), before tax	29,437	(4,456)	2,735	(12,104)	15,612
Tax effect	(9,371)	1,308	(195)	83	(8,175)
Other comprehensive income (loss), net of tax	20,066	(3,148)	2,540	(12,021)	7,437
Reclassification of tax effects to capital reserves	(27,957)	1,968	(1,468)	465	(26,992)
Balance as of August 31, 2018, net of tax	(140,335)	8,861	(5,882)	(62,559)	(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(51,118)	—	37,709	(9,990)	(23,399)
Amounts reclassified out	10,279	—	(9,843)	—	436
Total other comprehensive income (loss), before tax	(40,839)	—	27,866	(9,990)	(22,963)
Tax effect	8,280	—	(7,670)	41	651
Other comprehensive income (loss), net of tax	(32,559)	—	20,196	(9,949)	(22,312)
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of August 31, 2019, net of tax	(172,478)	—	15,297	(69,752)	(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(4,751)	—	16,430	(17,021)	(5,342)
Amounts reclassified out	19,908	—	(22,291)	—	(2,383)
Total other comprehensive income (loss), before tax	15,157	—	(5,861)	(17,021)	(7,725)
Tax effect	(2,359)	—	1,450	1,643	734
Other comprehensive income (loss), net of tax	12,798	—	(4,411)	(15,378)	(6,991)
Balance as of August 31, 2020, net of tax	$(159,680)	$—	$10,886	$(85,130)	$(233,924)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges, available-for-sale investments and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 13, Benefit Plans, for further information). Gains or losses on the sale of available-for-sale investments are recorded to other income. Foreign currency translation reclassifications related to sales of businesses are recorded to other income.
Note 13        Benefit Plans

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

    Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2020 and 2019, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$876,696	$767,184	$19,047	$20,755	$31,098	$29,790
Service cost	42,151	38,592	405	311	1,050	1,053
Interest cost	21,722	28,396	429	747	747	1,094
Actuarial loss (gain)	6,265	(9,606)	1,382	76	(2,286)	(2,596)
Assumption change	40,694	102,441	775	1,841	1,275	3,398
Plan amendments	—	18	—	—	—	—
Settlements	—	(615)	(2,130)	(3,975)	—	—
Benefits paid	(69,526)	(49,714)	(725)	(708)	(1,568)	(1,641)
Projected benefit obligation at end of period	$918,002	$876,696	$19,183	$19,047	$30,316	$31,098
Change in plan assets:
Fair value of plan assets at beginning of period	$909,427	$829,616	$—	$—	$—	$—
Actual gain on plan assets	90,241	90,139	—	—	—	—
Company contributions	46,400	40,001	2,855	4,683	1,568	1,641
Settlements	—	(615)	(2,130)	(3,975)	—	—
Benefits paid	(69,526)	(49,714)	(725)	(708)	(1,568)	(1,641)
Fair value of plan assets at end of period	$976,542	$909,427	$—	$—	$—	$—
Funded status at end of period	$58,540	$32,731	$(19,183)	$(19,047)	$(30,316)	$(31,098)
Amounts recognized on balance sheet:
Noncurrent assets	$58,540	$32,731	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(1,660)	(1,580)	(2,090)	(2,040)
Noncurrent liabilities	—	—	(17,523)	(17,467)	(28,226)	(29,058)
Ending balance	$58,540	$32,731	$(19,183)	$(19,047)	$(30,316)	$(31,098)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$938	$1,117	$(502)	$(616)	$(2,715)	$(3,160)
Net loss (gain)	225,983	244,164	3,813	2,151	(15,064)	(15,445)
Ending balance	$226,921	$245,281	$3,311	$1,535	$(17,779)	$(18,605)

    The accumulated benefit obligation of the qualified pension plans was $871.6 million and $833.2 million at August 31, 2020 and 2019, respectively. The accumulated benefit obligation of the nonqualified pension plans was $18.2 million and $16.9 million at August 31, 2020 and 2019, respectively.

    Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2020	2019
	(Dollars in thousands)
Projected benefit obligation	$19,183	$19,047
Accumulated benefit obligation	18,172	16,907

    Components of net periodic benefit costs for the years ended August 31, 2020, 2019 and 2018, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$42,151	$38,592	$39,677	$405	$311	$548	$1,050	$1,053	$943
Interest cost	21,722	28,396	24,007	429	747	711	747	1,094	908
Expected return on assets	(46,684)	(44,968)	(48,159)	—	—	—	—	—	—
Settlement of retiree obligations	—	51	—	—	191	(112)	—	—	—
Prior service cost (credit) amortization	178	190	1,437	(114)	(75)	30	(445)	(556)	(565)
Actuarial loss (gain) amortization	21,583	12,348	18,073	98	2	61	(1,392)	(1,627)	(1,224)
Net periodic benefit cost (benefit)	$38,950	$34,609	$35,035	$818	$1,176	$1,238	$(40)	$(36)	$62
Weighted-average assumptions to determine the net periodic benefit cost:
Discount rate	3.06%	4.23%	3.80%	2.70%	4.09%	3.53%	2.89%	4.08%	3.56%
Expected return on plan assets	5.50%	5.50%	5.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	5.28%	5.14%	5.08%	5.28%	5.14%	5.08%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Discount rate	2.67%	3.06%	4.23%	2.15%	2.70%	4.09%	2.43%	2.89%	4.13%
Rate of compensation increase	4.99%	5.28%	5.14%	4.99%	5.28%	5.14%	N/A	N/A	N/A

    Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2020, 2019 and 2018, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$—	$18	$244	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	3,401	47,556	(8,553)	2,157	1,917	(578)	(1,011)	801	(2,234)
Amortization of actuarial (gain) loss	(21,583)	(12,307)	(18,073)	(98)	(2)	(61)	1,392	1,627	1,224
Amortization of prior service (credit) costs	(178)	(190)	(1,437)	114	75	(30)	445	556	565
Settlement of retiree obligations (a)	—	—	—	(397)	(191)	112	—	—	—
Total recognized in other comprehensive loss (income)	$(18,360)	$35,077	$(27,819)	$1,776	$1,799	$(557)	$826	$2,984	$(445)
(a) Reflects amounts reclassified from accumulated other comprehensive loss (income) to net earnings.

    Estimated amortization in fiscal 2021 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (credit)	$178	$(114)	$(445)
Amortization of actuarial loss (gain)	21,790	212	(1,365)

    A significant assumption for pension costs and obligations is the discount rate. We utilize a full-yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The discount rate reflects the rate at which the associated benefits could be effectively settled as of the measurement date. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plans that receive high investment-grade ratings by recognized ratings agencies.

For measurement purposes, a 7.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2020. The rate was assumed to decrease gradually to 4.5% by 2027 and remain at that level thereafter.

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

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$200	$(170)
Effect on postretirement benefit obligation	2,100	(1,800)

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2020, we made a discretionary contribution of $46.4 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2020, we do not believe we will be required to contribute to these plans in fiscal 2021, although we may voluntarily elect to do so. We expect to pay $3.8 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2021.

    Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2021	$75,700	$1,660	$2,090
2022	65,900	1,840	2,280
2023	63,500	1,840	2,470
2024	64,700	1,620	2,450
2025	65,300	1,820	2,450
2026-2030	326,700	8,010	9,790

    We have trusts that hold the assets for the defined benefit plans. CHS has a qualified plan committee that sets investment guidelines with the assistance of external consultants. Investment objectives for the plans' assets are as follows:
•Optimization of the long-term returns on plan assets at an acceptable level of risk;
•Maintenance of broad diversification across asset classes and among investment managers; and
•Focus on long-term return objectives.

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

    Our pension plans' recurring fair value measurements by asset category at August 31, 2020 and 2019, are presented in the tables below:

	2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$57,801	$—	$—	$57,801
Equities:
Common/collective trust at net asset value (1)	—	—	—	219,050
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	603,250
Partnership and joint venture interests measured at net asset value (1)	—	—	—	94,400
Other assets measured at net asset value (1)	—	—	—	2,041
Total	$57,801	$—	$—	$976,542

	2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$7,938	$—	$—	$7,938
Equities:
Common/collective trust at net asset value (1)	—	—	—	209,860
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	574,296
Partnership and joint venture interests measured at net asset value (1)	—	—	—	101,641
Other assets measured at net asset value (1)	—	—	—	15,692
Total	$7,938	$—	$—	$909,427
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

    Definitions for valuation levels are found in Note 16, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value.

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

•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The withdrawal liability associated with the multiemployer plan was approximately $46.0 million as of August 31, 2020.

    Our participation in the Co-op Plan for the years ended August 31, 2020, 2019 and 2018, is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2020	2019	2018	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,455	$1,712	$1,662	N/A	N/A

    Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

    Provisions of the Pension Protection Act of 2006 ("PPA") do not apply to the Co-op Plan because there is a special exemption for cooperative plans if the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a "zone status" determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2020 and 2019 are for the Co-op Plan's year-end at March 31, 2020 and 2019, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

    Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

    In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2020, 2019 and 2018.

    We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $34.5 million, $31.0 million and $24.7 million, for the years ended August 31, 2020, 2019 and 2018, respectively.

Note 14        Segment Reporting

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered with CF Nitrogen, to purchase up to a specified quantity of granular urea and UAN annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consists of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant for commodities hedging, financial services related to crop production, and insurance which was disposed of in May 2018. Our nonconsolidated investments in Ventura Foods and Ardent Mills are also included in our Corporate and Other category.

    Corporate administrative expenses and interest are allocated to each reportable segment, along with Corporate and Other, based on direct use for services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of a reliable rail and river transportation network, outbreaks of disease, government regulations and policies, global trade disputes, and general political and economic conditions.

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Nitrogen Production segment, this consists of our approximate 10% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 6, Investments, for more information related to CF Nitrogen, Ventura Foods and Ardent Mills.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

    Segment information for the years ended August 31, 2020, 2019 and 2018 is presented in the tables below. The fiscal 2020 and fiscal 2019 results for our Ag segment include results associated with our acquisition of the remaining 75% ownership interest in WCD that we did not previously own on March 1, 2019, which were not included in our fiscal 2018 results. Refer to further details related to our acquisition of the remaining 75% ownership interest in WCD that we did not previously own within Note 20, Acquisitions.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2020
Revenues, including intersegment revenues	$5,820,154	$22,940,712	$—	$55,567	$(410,068)	$28,406,365
Intersegment revenues	(389,020)	(14,613)	—	(6,435)	410,068	—
Revenues, net of intersegment revenues	$5,431,134	$22,926,099	$—	$49,132	$—	$28,406,365
Operating earnings (loss)	219,861	82,543	(33,497)	8,358	—	277,265
Gain on disposal of business	—	(211)	—	(1,239)	—	(1,450)
Interest expense	308	71,682	45,255	11,806	(12,074)	116,977
Other income	(3,005)	(35,349)	(2,635)	(9,510)	12,074	(38,425)
Equity income from investments	(2,759)	(7,303)	(127,954)	(48,699)	—	(186,715)
Income before income taxes	$225,317	$53,724	$51,837	$56,000	$—	$386,878

Capital expenditures	175,169	158,903	—	84,287	—	418,359
Depreciation and amortization	245,983	196,510	—	34,882	—	477,375
Total assets as of August 31, 2020	4,447,526	6,325,857	2,681,616	2,538,948	—	15,993,947

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2019
Revenues, including intersegment revenues	$7,581,450	$24,736,425	$—	$68,710	$(486,132)	$31,900,453
Intersegment revenues	(462,374)	(16,353)	—	(7,405)	486,132	—
Revenues, net of intersegment revenues	$7,119,076	$24,720,072	$—	$61,305	$—	$31,900,453
Operating earnings (loss)	615,662	65,181	(35,046)	13,805	—	659,602
Gain on disposal of business	—	(3,886)	—	—	—	(3,886)
Interest expense	5,719	101,386	55,226	11,684	(6,950)	167,065
Other income	(5,548)	(70,888)	(2,769)	(10,168)	6,950	(82,423)
Equity income from investments	(2,697)	(4,447)	(160,373)	(69,238)	—	(236,755)
Income before income taxes	$618,188	$43,016	$72,870	$81,527	$—	$815,601

Capital expenditures	268,877	110,197	—	64,142	—	443,216
Depreciation and amortization	233,624	208,294	—	31,293	—	473,211
Total assets as of August 31, 2019	4,401,793	6,415,580	2,730,306	2,899,815	—	16,447,494

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
	(Dollars in thousands)
For the year ended August 31, 2018
Revenues, including intersegment revenues	$8,068,717	$25,052,395	$—	$64,516	$(502,281)	$32,683,347
Intersegment revenues	(479,598)	(14,914)	—	(7,769)	502,281	—
Revenues, net of intersegment revenues	$7,589,119	$25,037,481	$—	$56,747	$—	$32,683,347
Operating earnings (loss)	388,112	93,728	(20,619)	(8,857)	—	452,364
Gain on disposal of business	(65,862)	(7,707)	—	(58,247)	—	(131,816)
Interest expense	14,627	94,256	50,499	(7,712)	(2,468)	149,202
Other income	(9,698)	(68,471)	(3,061)	(3,975)	2,468	(82,737)
Equity (income) loss from investments	(3,063)	1,392	(106,895)	(44,949)	—	(153,515)
Income before income taxes	$452,108	$74,258	$38,838	$106,026	$—	$671,230

Capital expenditures	248,207	77,962	—	29,243	—	355,412
Depreciation and amortization	230,230	218,716	—	29,104	—	478,050

    We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2020, 2019 and 2018:

	2020	2019	2018
	(Dollars in thousands)
North America (a)	$25,360,077	$27,896,269	$29,475,724
South America	1,559,380	2,027,020	1,569,330
Europe, Middle East and Africa (EMEA)	774,068	895,472	536,501
Asia Pacific (APAC)	712,840	1,081,692	1,101,792
Total	$28,406,365	$31,900,453	$32,683,347
(a) Revenues in North America are substantially all attributed to revenues from the United States.

    Long-lived assets include our property, plant and equipment, finance lease assets and capitalized major maintenance costs. The following table presents long-lived assets by geographical region based on physical location:

	2020	2019
	(Dollars in thousands)
United States	$5,121,315	$5,295,752
International	65,134	79,846
Total	$5,186,449	$5,375,598

Note 15        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates and interest rates. Except for certain interest rate swaps and certain pay-fixed, receive-variable, cash-settled swaps related to future crude oil purchases, which are accounted for as fair value hedges and cash flow hedges, respectively, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Consolidated Statements of Operations. See Note 16, Fair Value Measurements, for additional information. The majority of our exchange traded agricultural commodity futures are settled daily through CHS Hedging, our wholly-owned futures commission merchant.

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

	August 31, 2020
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$327,493	$—	$2,980	$324,513
Foreign exchange derivatives	11,809	—	9,385	2,424
Embedded derivative asset	18,998	—	—	18,998
Total	$358,300	$—	$12,365	$345,935
Derivative Liabilities
Commodity derivatives	$343,343	$956	$5,578	$336,809
Foreign exchange derivatives	69,466	—	9,385	60,081
Total	$412,809	$956	$14,963	$396,890

	August 31, 2019
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$215,030	$—	$58,726	$156,304
Foreign exchange derivatives	10,334	—	7,108	3,226
Embedded derivative asset	21,364	—	—	21,364
Total	$246,728	$—	$65,834	$180,894
Derivative Liabilities
Commodity derivatives	$223,410	$4,191	$41,647	$177,572
Foreign exchange derivatives	20,609	—	7,108	13,501
Total	$244,019	$4,191	$48,755	$191,073

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on the Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. The amount of long-term derivative assets, excluding derivatives accounted for as fair value hedges, recorded on the Consolidated Balance Sheet at August 31, 2020 and 2019, was $21.2 million and $26.6 million, respectively. The amount of long-term derivative liabilities, excluding derivatives accounted for as fair value hedges, recorded on the Consolidated Balance Sheet at August 31, 2020 and 2019, was $5.4 million and $7.4 million, respectively.

Derivatives Not Designated as Hedging Instruments

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2020, 2019 and 2018.

Derivative Type	Location of Gain (Loss)	2020	2019	2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$89,248	$125,323	$162,321
Foreign exchange derivatives	Cost of goods sold	(184,692)	4,228	(26,010)
Foreign exchange derivatives	Marketing, general and administrative expenses	(2,986)	(1,229)	596
Interest rate derivatives	Interest expense	(1,226)	—	(1)
Embedded derivative	Other income	2,634	2,769	3,061
Total		$(97,022)	$131,091	$139,967

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
    Our policy is to manage our commodity price risk exposure according to internal policies and in alignment with our tolerance for risk. Our profitability from operations is primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies that include established net position limits. These limits are defined for each commodity and business unit and may include both trader and management limits as appropriate. The limits policy is managed within each individual business unit to ensure any limits overage is explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed at least annually with our senior leadership and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits in response to changes in those conditions. In addition, all purchase and sales contracts are subject to credit approvals and appropriate terms and conditions.
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
    As of August 31, 2020 and 2019, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	2020		2019
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	664,673	892,303	547,096	717,522
Energy products (barrels)	10,028	6,570	13,895	4,663
Processed grain and oilseed (tons)	657	3,304	597	2,454
Crop nutrients (tons)	74	127	76	23
Ocean freight (metric tons)	1,140	95	295	85
Natural gas (MMBtu)	—	—	130	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $1.2 billion and $894.7 million as of August 31, 2020 and 2019, respectively.

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
    Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $2.6 million, $2.8 million and $3.1 million were recognized in other income in our Consolidated Statements of Operations during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of August 31, 2020, was equal to $19.0 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Consolidated Balance Sheet, respectively. See Note 16, Fair Value Measurements, for additional information regarding the valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow or Fair Value Hedging Strategies

    Fair Value Hedges

    During the year ended August 31, 2020, we exited all our interest rate swaps resulting in a $16.4 million gain, which is being amortized over the life of the fixed-rate debt for which the swaps had previously been designated as fair value hedges, through fiscal 2025. As of August 31, 2019, we had outstanding interest rate swaps with an aggregate notional amount of $365.0 million designated as fair value hedges of portions of our fixed-rate debt. Our objective in entering into these transactions was to offset changes in the fair value of the debt associated with the risk of variability in the three-month U.S. dollar LIBOR interest rate, in essence converting the fixed-rate debt to variable-rate debt. Under these interest rate swaps, we received fixed-rate interest payments and made interest payments based on the three-month LIBOR. Offsetting changes in the fair values of both the swap instruments and the hedged debt were recorded contemporaneously each period and only created an impact to earnings to the extent the hedge was ineffective.

    The following table presents the fair value of our derivative interest rate swap instruments designated as fair value hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2020 and 2019.

	2020	2019
Balance Sheet Location	Derivative Assets
	(Dollars in thousands)
Other assets	$—	$9,841

    The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2020, 2019 and 2018.

Gain (Loss) on Fair Value Hedging Relationships	Location of Gain (Loss)	2020	2019	2018
		(Dollars in thousands)
Interest rate swaps	Interest expense	$(1,897)	$21,158	$18,723
Hedged item	Interest expense	1,897	(21,158)	(18,723)
Total		$—	$—	$—

    The following table provides the location and carrying amount of hedged liabilities in our Consolidated Balance Sheets as of August 31, 2020 and 2019.

	August 31, 2020		August 31, 2019
Balance Sheet Location	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities
	(Dollars in thousands)
Long-term debt	$—	$—	$334,389	$30,611

Cash Flow Hedges

    In fiscal 2018, our Energy segment began designating certain of its pay-fixed, receive-variable, cash-settled swaps as cash flow hedges of future crude oil purchases. We also began designating certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of August 31, 2020 and 2019, the aggregate notional amount of cash flow hedges was 9.7 million and 7.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2020 and 2019.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2020	2019	Balance Sheet Location	2020	2019
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$34,052	$33,179	Other current liabilities	$8,821	$5,351

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2020, 2019 and 2018:

	2020	2019	2018
	(Dollars in thousands)
Commodity derivatives	$(2,596)	$27,650	$178

The following table presents the pretax gains (losses) relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2020, 2019 and 2018:

	Location of Gain (Loss)	2020	2019	2018
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$23,807	$11,497	$—

Note 16        Fair Value Measurements

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

    Recurring fair value measurements at August 31, 2020 and 2019, are as follows:

	2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,762	$355,783	$—	$361,545
Foreign currency derivatives	—	11,523	—	11,523
Deferred compensation assets	47,669	—	—	47,669
Embedded derivative asset	—	18,998	—	18,998
Segregated investments	85,950	—	—	85,950
Other assets	5,276	—	—	5,276
Total	$144,657	$386,304	$—	$530,961
Liabilities
Commodity derivatives	$6,037	$346,126	$—	$352,163
Foreign currency derivatives	—	69,467	—	69,467
Total	$6,037	$415,593	$—	$421,630

	2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$67,817	$180,392	$—	$248,209
Foreign currency derivatives	—	10,339	—	10,339
Interest rate swap derivatives	—	9,841	—	9,841
Deferred compensation assets	40,368	—	—	40,368
Embedded derivative asset	—	21,364	—	21,364
Segregated investments	77,777	—	—	77,777
Other assets	6,519	—	—	6,519
Total	$192,481	$221,936	$—	$414,417
Liabilities
Commodity derivatives	$40,305	$188,455	$—	$228,760
Foreign currency derivatives	—	20,701	—	20,701
Total	$40,305	$209,156	$—	$249,461

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

    Interest rate swap derivatives. Fair values of our interest rate swap derivatives are determined utilizing valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contracts, as well as market observable inputs, such as interest rates and credit risk assumptions, are factored into the models. As all significant inputs are market observable, all interest rate swaps are classified within Level 2. Changes in the fair values of contracts not designated as hedging instruments for accounting purposes are recognized in our Consolidated Statements of

Operations as a component of interest expense. As of August 31, 2020, all interest rate swaps were unwound. See Note 15, Derivative Financial Instruments and Hedging Activities, for additional information about interest rates swaps designated as fair value and cash flow hedges.

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

    Embedded derivative asset. The embedded derivative asset relates to contingent payments inherent to our investment in CF Nitrogen. The inputs used in the fair value measurement include the probability of future upgrades and downgrades of the CF Industries credit rating based on historical credit rating movements of other public companies and the discount rates applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 15, Derivative Financial Instruments and Hedging Activities, for additional information.

    Segregated investments. Our segregated investments are comprised of U.S. Treasury securities, which are valued using quoted market prices and classified within Level 1.

Note 17        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet our compliance requirements, we establish reserves for future costs of remediation associated with identified issues that are both probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations and are included in cost of goods sold and marketing, general and administrative expenses in our Consolidated Statements of Operations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in law or technology occur. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we believe any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $127.9 million were outstanding on August 31, 2020. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2020.

Credit Commitments

    CHS Capital has commitments to extend credit to customers if there is no violation of any condition established in the contracts. As of August 31, 2020, CHS Capital customers have additional available credit of $714.5 million.

Unconditional Purchase Obligations

    Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2020, minimum future payments required under long-term commitments that are noncancelable, and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$544,203	$78,939	$58,214	$58,592	$58,262	$52,702	$237,494

    Total payments under these arrangements were $77.6 million, $70.8 million and $61.4 million for the years ended August 31, 2020, 2019 and 2018, respectively.

Note 18        Related Party Transactions

    We purchase and sell grain and other agricultural commodity products from certain equity investees, primarily CF Nitrogen, Ventura Foods, Ardent Mills and TEMCO, LLC. Sales to and purchases from related parties for the years ended August 31, 2020, 2019 and 2018, respectively, are as follows:

	2020	2019	2018
	(Dollars in thousands)
Sales	$2,528,921	$2,628,670	$2,928,984
Purchases	872,819	901,812	2,505,185

    Receivables due from and payables due to related parties as of August 31, 2020 and 2019, are as follows:

	2020	2019
	(Dollars in thousands)
Due from related parties	$129,397	$26,785
Due to related parties	53,602	60,156

    As a cooperative, we are owned by farmers and ranchers and their member cooperatives, which are referred to as members. We buy commodities from and provide products and services to our members. Individually, our members do not have a significant ownership in CHS.

Note 19        Leases

    We adopted ASC Topic 842 on September 1, 2019, using the modified retrospective approach. In addition, we used the additional optional transition method and package of practical expedients in the period of adoption without retrospective adjustment to previous periods presented, although we elected not to apply the hindsight practical expedient. As a result of using the additional optional transition method and following a modified retrospective approach, prior periods have not been restated, and a $25.3 million cumulative-effect adjustment, including the deferred income tax impact, was recorded to increase the opening balance of capital reserves as of the adoption date related to recognition of previously deferred gains associated with the sale-leaseback of our primary corporate office building located in Inver Grove Heights, Minnesota. Our accounting for finance leases (previously referred to as capital leases) remains substantially unchanged; however, adoption of ASC Topic 842 resulted in recognition of operating lease right of use assets and associated lease liabilities of $268.4 million and $267.0 million, respectively, as of September 1, 2019. Adoption of ASC Topic 842 did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Condensed Consolidated Statements of Operations are as follows:

Year Ended August 31, 2020
(Dollars in thousands)
Operating lease expense	$71,541
Finance lease expense:
Amortization of assets	8,205
Interest on lease liabilities	1,060
Short-term lease expense	15,991
Variable lease expense	3,674
Total net lease expense*	$100,471
*Income related to sub-lease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases is as follows:

	Balance Sheet Location	August 31, 2020
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$257,834
Liabilities
Current operating lease liabilities	Accrued expenses	57,200
Long-term operating lease liabilities	Other liabilities	203,691
Total operating lease liabilities		$260,891

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$44,860
Liabilities
Current finance lease liabilities	Current portion of long-term debt	7,993
Long-term finance lease liabilities	Long-term debt	23,467
Total finance lease liabilities		$31,460

Weighted average remaining lease term (in years)
Operating leases		8.3
Finance leases		6.0

Weighted average discount rate
Operating leases		3.11%
Finance leases		3.33%

    Supplemental cash flow and other information related to operating and finance leases is as follows:

Year Ended August 31, 2020
(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$71,003
Operating cash flows from finance leases	1,060
Financing cash flows from finance leases	7,949

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	56,461
Right of use asset modifications	7,333

    Maturities of lease liabilities as of August 31, 2020, were as follows:

	August 31, 2020
	Finance Leases	Operating Leases
	(Dollars in thousands)
Fiscal 2021	$8,845	$64,379
Fiscal 2022	7,017	50,398
Fiscal 2023	6,053	40,269
Fiscal 2024	3,443	32,195
Fiscal 2025	2,046	23,034
Thereafter	7,933	95,553
Total maturities of lease liabilities	35,337	305,828
Less amounts representing interest	3,877	44,937
Present value of future minimum lease payments	31,460	260,891
Less current obligations	7,993	57,200
Long-term obligations	$23,467	$203,691

Disclosures Related to Periods Prior to Adoption of New Lease Standard

    The following pertains to previously disclosed information in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which incorporates information about leases now in the scope of ASC Topic 842. Total rental expense for operating leases was $113.3 million, $88.5 million and $81.3 million for the years ended August 31, 2019, 2018 and 2017, respectively. Various leases under capital lease totaled $62.7 million and $50.0 million as of August 31, 2019 and 2018, respectively. Accumulated amortization on assets under capital leases was $20.6 million and $18.9 million as of August 31, 2019 and 2018, respectively. Minimum future lease payments required under noncancelable capital and operating leases as of August 31, 2019, were as follows:

	August 31, 2019
	Finance Leases	Operating Leases
	(Dollars in thousands)
Fiscal 2020	$6,761	$87,168
Fiscal 2021	6,199	57,381
Fiscal 2022	5,021	43,665
Fiscal 2023	4,548	34,328
Fiscal 2024	2,638	26,793
Thereafter	6,517	92,653
Total minimum future lease payments	31,684	$341,988
Less amount representing interest	3,445
Present value of net minimum lease payments	$28,239

Note 20        Acquisitions

    On March 1, 2019, we completed our acquisition of the remaining 75% ownership interest in WCD, a full-service wholesale distributor of agronomy products that operates primarily in the United States. The purchase price was equal to $113.4 million, including $6.7 million that was previously paid and $106.7 million paid on March 1, 2019, of which the net cash flows were reduced by $8.0 million of cash acquired. Prior to completing this acquisition and through February 28, 2019, we had a 25% ownership interest in WCD, which was accounted for under the equity method of accounting whereby we shared in the economics of WCD earnings on a pro-rata basis. Related party transactions through the date of the acquisition have been included within Note 18, Related Party Transactions. By acquiring the remaining ownership interest in WCD, we were able to expand our agronomy platform, position ourselves as a leading supply partner to cooperatives and retailers serving growers throughout the United States and add value for our owners. The WCD enterprise value was determined using a discounted cash flow model in which the fair value of the business was estimated based on the earning capacity of WCD. We estimated the fair value of the previously held equity interest to be equal to 25% of the total fair value of WCD, which was implied based on the purchase price we paid for the remaining 75% interest. The acquisition-date fair value of the previous equity interest was $37.8 million and is included in the measurement of the consideration transferred. We recognized a gain of approximately $19.1 million as a result of remeasuring our prior equity interest in WCD held before the acquisition of the remaining 75% interest. The gain is included in other (income) loss in our Consolidated Statements of Operations.

    Allocation of the purchase price for this transaction resulted in goodwill of $61.4 million, which is nondeductible for tax purposes, and definite-lived intangible assets of $47.2 million. As this acquisition is not considered to have a material impact on our financial statements, pro forma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our consolidated results of operations. Purchase accounting has been finalized and fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$8,033
Other current assets	708,764
Property, plant and equipment	44,064
Goodwill	61,358
Other intangible assets	47,200
Other non-current assets	55
Liabilities	(718,262)
Total net assets acquired	$151,212

    Operating results for WCD are included in our Consolidated Statements of Operations from the day of the acquisition on March 1, 2019, through August 31, 2020. WCD revenues and income before income taxes were $569.2 million and $19.0 million, respectively, for the year ended August 31, 2020, and $456.2 million and $12.9 million, respectively, for the year ended August 31, 2019. Due to the timing of the acquisition during the third quarter of fiscal 2019, WCD's results prior to acquisition were not included in the fiscal 2019 or fiscal 2018 results.