Form 10-Q
period 2020-11-30
CHS INC
filed 2021-01-06
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2020
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota				41-0251095
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
5500 Cenex Drive
	Inver Grove Heights,	Minnesota	55077
(Address of principal executive offices, including zip code)
	(651)	355-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
8% Cumulative Redeemable Preferred Stock	CHSCP	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	CHSCO	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	CHSCN	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	CHSCM	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	CHSCL	The Nasdaq Stock Market LLC

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The issuer has no common stock outstanding.

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2020.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2020	August 31, 2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143,497	$140,874
Receivables	2,804,306	2,366,047
Inventories	3,717,833	2,742,138
Other current assets	1,678,327	1,017,488
Total current assets	8,343,963	6,266,547
Investments	3,666,474	3,630,033
Property, plant and equipment	4,903,212	4,957,938
Other assets	1,117,301	1,139,429
Total assets	$18,030,950	$15,993,947
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,039,083	$1,575,491
Current portion of long-term debt	168,376	189,287
Accounts payable	2,594,543	1,724,516
Accrued expenses	391,739	501,904
Other current liabilities	1,411,872	928,843
Total current liabilities	6,605,613	4,920,041
Long-term debt	1,973,360	1,601,836
Other liabilities	666,121	652,897
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,151,408	5,161,610
Accumulated other comprehensive loss	(225,007)	(233,924)
Capital reserves	1,586,382	1,618,147
Total CHS Inc. equities	8,776,821	8,809,871
Noncontrolling interests	9,035	9,302
Total equities	8,785,856	8,819,173
Total liabilities and equities	$18,030,950	$15,993,947

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Revenues	$8,715,643	$7,621,485
Cost of goods sold	8,537,539	7,295,942
Gross profit	178,104	325,543
Marketing, general and administrative expenses	170,661	168,331
Operating earnings	7,443	157,212
Interest expense	25,050	34,971
Other income	(12,624)	(13,498)
Equity income from investments	(50,023)	(49,662)
Income before income taxes	45,040	185,401
Income tax (benefit) expense	(24,329)	6,664
Net income	69,369	178,737
Net (loss) income attributable to noncontrolling interests	(302)	855
Net income attributable to CHS Inc.	$69,671	$177,882

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Net income	$69,369	$178,737
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	3,645	5,073
Cash flow hedges	1,669	(5,872)
Foreign currency translation adjustment	3,603	(839)
Other comprehensive income (loss), net of tax	8,917	(1,638)
Comprehensive income	78,286	177,099
Comprehensive (loss) income attributable to noncontrolling interests	(302)	855
Comprehensive income attributable to CHS Inc.	$78,588	$176,244

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$69,369	$178,737
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	134,692	136,643
Equity income from investments, net of distributions received	(40,842)	(30,468)
Provision for doubtful accounts	1,564	1,775
Deferred taxes	477	(3,579)
Other, net	(5,263)	8,341
Changes in operating assets and liabilities:
Receivables	(430,234)	108,495
Inventories	(967,637)	(514,580)
Accounts payable and accrued expenses	773,776	386,021
Other, net	(209,355)	(110,684)
Net cash (used in) provided by operating activities	(673,453)	160,701
Cash flows from investing activities:
Acquisition of property, plant and equipment	(85,680)	(131,808)
Proceeds from disposition of property, plant and equipment	3,350	3,015
Expenditures for major maintenance	(6,313)	(7,691)
Proceeds from sale of business	42,585	—
Changes in CHS Capital notes receivable, net	(79,045)	15,195
Financing extended to customers	(617)	(915)
Payments from customer financing	3,875	4,209
Other investing activities, net	7,534	3,046
Net cash used in investing activities	(114,311)	(114,949)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	6,620,876	5,414,395
Payments on notes payable, long-term debt and finance lease obligations	(5,752,925)	(5,445,420)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(7,726)	(5,447)
Other financing activities, net	(9,167)	6,757
Net cash provided by (used in) financing activities	808,891	(71,882)
Effect of exchange rate changes on cash and cash equivalents	2,324	(1,153)
Increase (decrease) in cash and cash equivalents and restricted cash	23,451	(27,283)
Cash and cash equivalents and restricted cash at beginning of period	216,993	299,675
Cash and cash equivalents and restricted cash at end of period	$240,444	$272,392

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2020, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC").

Significant Accounting Policies

    The following significant accounting policy was updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2020.

Receivables

    As described in the "Recent Accounting Pronouncements" section, we adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses ("ASC Topic 326"): Measurement of Credit Losses on Financial Instruments, on September 1, 2020, using the modified retrospective approach. Our accounting policies with respect to ASC Topic 326 are included in Note 3, Receivables.

Recent Accounting Pronouncements

    Except for the recent accounting pronouncement described below, other recent accounting pronouncements are not expected to have a material impact on our condensed consolidated financial statements.

Adopted

    In June 2016, the Financial Accounting Standards Board issued ASC Topic 326. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to the opening balance of capital reserves as of the beginning of the first reporting period in which the guidance is adopted. As part of our adoption efforts, we performed various data-gathering activities, developed a credit losses model, performed data analyses and made accounting policy election determinations. The impact of adoption did not have a material impact on our condensed consolidated financial statements.

Not Yet Adopted

None.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2020 and 2019. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 842, Leases, and ASC Topic 470, Debt, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2020	(Dollars in thousands)
Energy	$1,064,963	$192,884	$—	$1,257,847
Ag	1,344,508	6,087,241	13,653	7,445,402
Corporate and Other	6,460	—	5,934	12,394
Total revenues	$2,415,931	$6,280,125	$19,587	$8,715,643

Three Months Ended November 30, 2019
Energy	$1,693,848	$201,575	$—	$1,895,423
Ag	1,358,626	4,316,087	37,142	5,711,855
Corporate and Other	5,541	—	8,666	14,207
Total revenues	$3,058,015	$4,517,662	$45,808	$7,621,485

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to the customer. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were not material as of November 30, 2020, or August 31, 2020.

    Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $183.9 million and $139.1 million as of November 30, 2020, and August 31, 2020, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2020 and 2019, we recognized revenues of $60.7 million and $92.0 million, respectively, which were included in the other current liabilities balance at the beginning of the respective periods.

Note 3        Receivables

	November 30, 2020	August 31, 2020
	(Dollars in thousands)
Trade accounts receivable	$1,897,540	$1,476,585
CHS Capital short-term notes receivable	586,037	563,934
Other	474,510	491,068
Gross receivables	2,958,087	2,531,587
Less: allowances and reserves	153,781	165,540
Total receivables	$2,804,306	$2,366,047

    Receivables are composed of trade accounts receivable, short-term notes receivable in our wholly-owned subsidiary, CHS Capital, LLC ("CHS Capital"), and other receivables, less an allowance for expected credit losses. The allowance for expected credit losses is based on our best estimate of expected credit losses in existing accounts receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses.

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of capital stock from certain regional cooperatives. These loans are originated in various states, primarily in the Upper Midwest region of the United States, the most significant of which include North Dakota and Minnesota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated primarily in the same states as the commercial notes.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years, totaling $106.4 million and $101.5 million as of November 30, 2020, and August 31, 2020, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2020, and August 31, 2020, the commercial notes represented 47% and 33%, respectively, and the producer notes represented 53% and 67%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of November 30, 2020, CHS Capital customers had additional available credit of $595.3 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2020, or August 31, 2020.

Note 4        Inventories

	November 30, 2020	August 31, 2020
	(Dollars in thousands)
Grain and oilseed	$1,975,810	$1,064,079
Energy	715,199	696,858
Agronomy	851,127	822,535
Processed grain and oilseed	130,511	126,022
Other	45,186	32,644
Total inventories	$3,717,833	$2,742,138

    As of November 30, 2020, and August 31, 2020, we valued approximately 12% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $87.3 million and $93.5 million as of November 30, 2020, and August 31, 2020, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2020	August 31, 2020
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,684,306	$2,662,618
Ventura Foods, LLC	388,869	381,351
Ardent Mills, LLC	211,120	208,927
Other equity method investments	258,049	253,182
Other investments	124,130	123,955
Total investments	$3,666,474	$3,630,033

    Joint ventures and other investments, in which we have significant ownership and influence but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Industries Nitrogen, LLC ("CF Nitrogen"), Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills") and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally measured at cost, unless an impairment or other observable market price change occurs, requiring an adjustment. Approximately $424.4 million of cumulative undistributed earnings from our equity method investees are included in the investments balance as of November 30, 2020.

CF Nitrogen

    We have an approximate $2.7 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for the semi-annual cash distributions we receive as a result of our membership interest in CF Nitrogen.

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019

Net sales	$606,340	$649,638
Gross profit	94,068	149,573
Net earnings	81,173	140,490
Earnings attributable to CHS Inc.	21,688	34,834

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes primarily vegetable-oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment are included in Corporate and Other.

The following table provides aggregate summarized unaudited financial information for our equity method investment in Ventura Foods for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019

Net sales	$579,074	$629,360
Gross profit	72,522	106,140
Net earnings	25,102	26,126
Earnings attributable to CHS Inc.	12,551	13,063

Ardent Mills and TEMCO

    We have a 12% interest in Ardent Mills, which is a joint venture with Cargill Incorporated ("Cargill") and Conagra Brands, Inc., and is the largest flour miller in the United States. Additionally, we have a 50% interest in TEMCO, which is a joint venture with Cargill focused on exports, primarily to Asia. We account for Ardent Mills and TEMCO as equity method investments, and our shares of the results of these equity method investments are included in Corporate and Other and Ag segment, respectively.

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ardent Mills and TEMCO for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019

Net sales	$2,795,940	$1,587,493
Gross profit	131,904	97,570
Net earnings	64,554	35,451
Earnings attributable to CHS Inc.	12,627	(402)

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in the aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2020. The table below summarizes our notes payable as of November 30, 2020, and August 31, 2020.

	November 30, 2020	August 31, 2020
	(Dollars in thousands)
Notes payable	$1,268,772	$763,215
CHS Capital notes payable	770,311	812,276
Total notes payable	$2,039,083	$1,575,491

    As of November 30, 2020, our primary line of credit was a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of November 30, 2020, and August 31, 2020, the outstanding balance on this facility was $527.0 million and $345.0 million, respectively.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of November 30, 2020, total availability under the Securitization Facility was $456.0 million, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2020, and August 31, 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from 7 to 15 years and interest accruing at rates ranging from 3.24% to 3.73%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow. The funding of these notes took place on November 2, 2020. This funding has and will be used to pay fiscal 2021 debt maturities, as well as manage liquidity.

    Interest expense for the three months ended November 30, 2020 and 2019, was $25.1 million and $35.0 million, respectively, net of capitalized interest of $2.1 million and $2.8 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended November 30, 2020, was (54.0)%, compared to 3.6% for the three months ended November 30, 2019. The decreased effective tax rate reflects tax benefits resulting from changes in the mix of full-year projected earnings, including losses in business units and equity management assumptions allowing for a patronage deduction on profitable business units, as well as an anticipated intercompany transfer of assets resulting in a tax benefit.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $114.4 million and $111.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of November 30, 2020, and August 31, 2020, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the three months ended November 30, 2020 and 2019, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year redemption estimates	7,726	—	—	—	—	—	—	7,726
Redemptions of equities	(6,539)	(31)	(1,156)	—	—	—	—	(7,726)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(654)	(47)	(197)	—	—	(7,798)	35	(8,661)
Net income (loss)	—	—	—	—	—	69,671	(302)	69,369
Other comprehensive income, net of tax	—	—	—	—	8,917	—	—	8,917
Estimated 2021 cash patronage refunds	—	—	—	—	—	(9,304)	—	(9,304)
Estimated 2021 equity redemptions	(9,304)	—	—	—	—	—	—	(9,304)
Balances, November 30, 2020	$3,715,416	$28,649	$1,407,343	$2,264,038	$(225,007)	$1,586,382	$9,035	$8,785,856

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2019	$3,753,493	$29,074	$1,206,310	$2,264,038	$(226,933)	$1,584,158	$7,390	$8,617,530
Reversal of prior year redemption estimates	5,447	—	—	—	—	—	—	5,447
Redemptions of equities	(4,721)	(54)	(672)	—	—	—	—	(5,447)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	33,707	—	33,707
Other, net	(8)	—	(39)	—	—	(1,312)	410	(949)
Net income	—	—	—	—	—	177,882	855	178,737
Other comprehensive loss, net of tax	—	—	—	—	(1,638)	—	—	(1,638)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(28,504)	—	(28,504)
Estimated 2020 equity redemptions	(91,633)	—	—	—	—	—	—	(91,633)
Balances, November 30, 2019	$3,662,578	$29,020	$1,205,599	$2,264,038	$(228,571)	$1,681,597	$8,655	$8,622,916

Preferred Stock Dividends

    The following is a summary of dividends per share by series of preferred stock for the three months ended November 30, 2020 and 2019. Due to the timing of dividend declarations during the first quarter of each fiscal year, the per share amount of dividends is comprised of two quarterly dividend declarations for each period.

		Three Months Ended November 30,
	Nasdaq symbol	2020	2019
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.00	$1.00
Class B Cumulative Redeemable, Series 1	CHSCO	0.98	0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	0.88	0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	0.84	0.84
Class B Cumulative Redeemable, Series 4	CHSCL	0.94	0.94

Accumulated Other Comprehensive Income (Loss)

    Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three months ended November 30, 2020 and 2019:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(125)	14,506	3,629	18,010
Amounts reclassified	4,977	(12,284)	—	(7,307)
Total other comprehensive income, before tax	4,852	2,222	3,629	10,703
Tax effect	(1,207)	(553)	(26)	(1,786)
Other comprehensive income, net of tax	3,645	1,669	3,603	8,917
Balance as of November 30, 2020, net of tax	$(156,035)	$12,555	$(81,527)	$(225,007)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2019, net of tax	$(172,478)	$15,297	$(69,752)	$(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(85)	(3,331)	(2,411)	(5,827)
Amounts reclassified	4,977	(4,473)	—	504
Total other comprehensive income (loss), before tax	4,892	(7,804)	(2,411)	(5,323)
Tax effect	181	1,932	1,572	3,685
Other comprehensive income (loss), net of tax	5,073	(5,872)	(839)	(1,638)
Balance as of November 30, 2019, net of tax	$(167,405)	$9,425	$(70,591)	$(228,571)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold, marketing, general and administrative expenses, and other income (see Note 9, Benefit Plans, for further information). Gains or losses associated with cash flow hedges are recorded as cost of goods sold (see Note 11, Derivative Financial Instruments and Hedging Activities, for further information). Gains or losses on foreign currency translation reclassifications related to sales of businesses are recorded as other income.

Note 9        Benefit Plans

    We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have nonqualified supplemental executive and Board retirement plans.

    Components of net periodic benefit costs for the three months ended November 30, 2020 and 2019, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,307	$10,538	$108	$101	$297	$262
Interest cost	4,141	5,431	68	107	123	187
Expected return on assets	(10,910)	(11,671)	—	—	—	—
Prior service cost (credit) amortization	45	45	(28)	(28)	(111)	(111)
Actuarial loss (gain) amortization	5,447	5,396	53	25	(341)	(348)
Net periodic benefit cost (benefit)	$10,030	$9,739	$201	$205	$(32)	$(10)

    The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

    Any contributions made during fiscal 2021 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2020, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2021.

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which consists primarily of financial services related to crop production and a U.S.

Commodity Futures Trading Commission-regulated futures commission merchant for commodities hedging. Our nonconsolidated investments in Ventura Foods and Ardent Mills are also included in our Corporate and Other category.

    Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidation of the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Nitrogen Production segment, this consists of our approximate 10% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information on these entities.

    Reconciling amounts primarily represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of individual business segments.

    Segment information for the three months ended November 30, 2020 and 2019, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$1,357,845	$7,450,305	$—	$15,481	$(107,988)	$8,715,643
Intersegment revenues	(99,998)	(4,903)	—	(3,087)	107,988	—
Revenues, net of intersegment revenues	$1,257,847	$7,445,402	$—	$12,394	$—	$8,715,643
Operating earnings (loss)	(68,385)	75,524	(7,623)	7,927	—	7,443
Interest expense	(238)	14,505	11,163	1,138	(1,518)	25,050
Other income	(482)	(11,817)	(1,566)	(277)	1,518	(12,624)
Equity income from investments	(489)	(10,174)	(21,688)	(17,672)	—	(50,023)
Income (loss) before income taxes	$(67,176)	$83,010	$4,468	$24,738	$—	$45,040
Total assets as of November 30, 2020	$4,318,529	$8,299,580	$2,699,869	$2,712,972	$—	$18,030,950

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2019	(Dollars in thousands)
Revenues, including intersegment revenues	$2,027,895	$5,715,994	$—	$15,950	$(138,354)	$7,621,485
Intersegment revenues	(132,472)	(4,139)	—	(1,743)	138,354	—
Revenues, net of intersegment revenues	$1,895,423	$5,711,855	$—	$14,207	$—	$7,621,485
Operating earnings (loss)	161,199	(417)	(7,823)	4,253	—	157,212
Interest expense	374	20,741	12,130	3,838	(2,112)	34,971
Other income	(964)	(11,453)	(1,569)	(1,624)	2,112	(13,498)
Equity income from investments	(364)	4,157	(34,834)	(18,621)	—	(49,662)
Income before income taxes	$162,153	$(13,862)	$16,450	$20,660	$—	$185,401

Note 11        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates and interest rates. Except for certain interest rate swaps and certain pay-fixed, receive-variable, cash-settled swaps related to future crude oil purchases, which are accounted for as fair value hedges and cash flow hedges, respectively, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Condensed Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Condensed Consolidated Statements of Operations. See Note 12, Fair Value Measurements, for additional information. The majority of our exchange traded agricultural commodity futures are settled daily through CHS Hedging, our wholly-owned futures commission merchant.

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

	November 30, 2020
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$642,455	$—	$2,036	$640,419
Foreign exchange derivatives	16,684	—	7,629	9,055
Embedded derivative asset	15,563	—	—	15,563
Total	$674,702	$—	$9,665	$665,037
Derivative Liabilities
Commodity derivatives	$519,909	$1,447	$9,890	$508,572
Foreign exchange derivatives	44,455	—	7,629	36,826
Total	$564,364	$1,447	$17,519	$545,398

	August 31, 2020
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$327,493	$—	$2,980	$324,513
Foreign exchange derivatives	11,809	—	9,385	2,424
Embedded derivative asset	18,998	—	—	18,998
Total	$358,300	$—	$12,365	$345,935
Derivative Liabilities
Commodity derivatives	$343,343	$956	$5,578	$336,809
Foreign exchange derivatives	69,466	—	9,385	60,081
Total	$412,809	$956	$14,963	$396,890

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets, excluding derivatives designated as cash flow or fair value hedges, recorded on our Condensed Consolidated Balance Sheets as of November 30, 2020, and August 31, 2020, was $17.1 million and $21.2 million, respectively. The amount of long-term derivative liabilities, excluding derivatives designated as cash flow or fair value hedges, recorded on our Condensed Consolidated Balance Sheets as of November 30, 2020, and August 31, 2020, was $3.9 million and $5.4 million, respectively.

Derivatives Not Designated as Hedging Instruments

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2020 and 2019.

		Three Months Ended November 30,
	Location of Gain (Loss)	2020	2019
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(201,362)	$42,674
Foreign exchange derivatives	Cost of goods sold	22,641	(10,161)
Foreign exchange derivatives	Marketing, general and administrative expenses	608	1,743
Embedded derivative	Other income	1,564	1,569
Total		$(176,549)	$35,825

Commodity Contracts

    As of November 30, 2020, and August 31, 2020, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	November 30, 2020		August 31, 2020
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	890,158	1,270,756	664,673	892,303
Energy products (barrels)	5,934	8,774	10,028	6,570
Processed grain and oilseed (tons)	717	5,378	657	3,304
Crop nutrients (tons)	35	147	74	127
Ocean freight (metric tons)	585	—	1,140	95

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.2 billion as of November 30, 2020, and August 31, 2020.

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

    Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $1.6 million were recognized in other income in our Condensed Consolidated Statements of Operations for each of the three months ended November 30, 2020 and 2019. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheet as of November 30, 2020, was equal to $15.6 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. As of November 30, 2020, and August 31, 2020, the aggregate notional amount of cash flow hedges was 7.7 million and 9.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2020	August 31, 2020	Balance Sheet Location	November 30, 2020	August 31, 2020
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$29,518	$34,052	Other current liabilities	$2,313	$8,821

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Commodity derivatives	$1,974	$(7,103)

    The following table presents the pretax gains relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2020 and 2019:

		Three Months Ended November 30,
	Location of Gain	2020	2019
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$12,673	$4,852

Note 12        Fair Value Measurements

    ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair values of derivative instruments and other assets, based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value, and our assessment of relevant instruments within those levels is as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

    Recurring fair value measurements as of November 30, 2020, and August 31, 2020, are as follows:

	November 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,034	$669,939	$—	$671,973
Foreign exchange derivatives	—	16,635	—	16,635
Deferred compensation assets	38,826	—	—	38,826
Embedded derivative asset	—	15,563	—	15,563
Segregated investments	185,001	—	—	185,001
Other assets	5,251	—	—	5,251
Total	$231,112	$702,137	$—	$933,249
Liabilities
Commodity derivatives	$10,747	$511,475	$—	$522,222
Foreign exchange derivatives	—	44,455	—	44,455
Total	$10,747	$555,930	$—	$566,677

	August 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,762	$355,783	$—	$361,545
Foreign exchange derivatives	—	11,523	—	11,523
Deferred compensation assets	47,669	—	—	47,669
Embedded derivative asset	—	18,998	—	18,998
Segregated investments	85,950	—	—	85,950
Other assets	5,276	—	—	5,276
Total	$144,657	$386,304	$—	$530,961
Liabilities
Commodity derivatives	$6,037	$346,126	$—	$352,163
Foreign exchange derivatives	—	69,467	—	69,467
Total	$6,037	$415,593	$—	$421,630

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

Note 13        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet compliance requirements, we establish reserves for the future costs of remediation of identified issues that are both probable and can be reasonably estimated, which are included in cost of goods sold and marketing, general and administrative expenses in our Condensed Consolidated Statements of Operations. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we believe any resulting liabilities, individually or in aggregate, will not have a material effect on our condensed consolidated financial statements during any fiscal year.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $140.4 million were outstanding on November 30, 2020. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2020.

Note 14        Leases

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

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Operating lease expense	$17,914	$16,480
Finance lease expense:
Amortization of assets	2,055	2,189
Interest on lease liabilities	246	224
Short-term lease expense	4,356	3,343
Variable lease expense	678	116
Total net lease expense*	$25,249	$22,352
*Income related to sub-lease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases is as follows:

	Balance Sheet Location	November 30, 2020	August 31, 2020
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$251,968	$257,834
Liabilities
Current operating lease liabilities	Accrued expenses	56,531	57,200
Long-term operating lease liabilities	Other liabilities	198,481	203,691
Total operating lease liabilities		$255,012	$260,891

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$42,449	$44,860
Liabilities
Current finance lease liabilities	Current portion of long-term debt	7,236	7,993
Long-term finance lease liabilities	Long-term debt	21,636	23,467
Total finance lease liabilities		$28,872	$31,460

Weighted average remaining lease term (in years)
Operating leases		8.2	8.3
Finance leases		6.2	6.0

Weighted average discount rate
Operating leases		3.10%	3.11%
Finance leases		3.41%	3.33%

    Supplemental cash flow and other information related to operating and finance leases are as follows:

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$18,314	$15,722
Operating cash flows from finance leases	246	224
Financing cash flows from finance leases	2,869	1,673
Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	4,482	4,724
Right of use asset modifications	6,822	—

    Maturities of lease liabilities as of November 30, 2020, were as follows:

	November 30, 2020
	Finance Leases	Operating Leases
	(Dollars in thousands)
Remainder of fiscal 2021	$5,755	$48,395
Fiscal 2022	7,049	53,090
Fiscal 2023	6,091	42,893
Fiscal 2024	3,482	34,307
Fiscal 2025	2,077	24,945
After fiscal 2025	8,076	96,394
Total maturities of lease liabilities	32,530	300,024
Less amounts representing interest	3,658	45,012
Present value of future minimum lease payments	28,872	255,012
Less current lease liabilities	7,236	56,531
Long-term lease liabilities	$21,636	$198,481

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
•Fiscal 2021 First Quarter Highlights
•Fiscal 2021 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Financing Arrangements
•Contractual Obligations
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2020 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and income based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.

    Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grains, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation network, outbreaks of disease, government regulations and policies, global trade disputes and general political/economic conditions.

Business Strategy

    Our business strategies focus on an enterprisewide effort to create an experience that empowers customers to make CHS their first choice, expands market access to add value for our owners, and transforms and evolves our core businesses by capitalizing on changing market dynamics. To execute on these strategies, we are focused on implementing agile, efficient and sustainable new technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-

performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2021 First Quarter Highlights

•Improved weather conditions during the fall harvest season compared to the prior year drove increased volumes and margins across much of our Ag segment during the first quarter of fiscal 2021.
•Improved trade relations between the United States and foreign trade partners led to increased grain and oilseed volumes and margins.
•Exceptionally low crack spreads and other unfavorable market conditions in our refined fuels business, driven primarily by the COVID-19 pandemic, resulted in volume and price declines that significantly reduced earnings compared to the prior year.
•A significant portion of our global employees continue with remote working arrangements. In addition to remote working arrangements, we have also increased hygiene and infection-control processes at all of our facilities and developed risk mitigation and exposure policies applicable to our enterprise. The costs of these activities were not material during the first quarter of fiscal 2021 and are not expected to be material for the remainder of fiscal 2021. In addition, our operations were deemed to be essential infrastructure industries by federal and state governments, which allowed us to continue operating all of our facilities and operations.

Fiscal 2021 Trends Update

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have a significant positive or negative impact. As with virtually all other companies in the United States, we are dealing with the effects of COVID-19. Most of our operations are considered to be essential; however, periods of depressed demand and pricing could result in decreased profitability and the need to assess for potential impairments. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020, for additional considerations of the risks COVID-19 may continue to have on our business, liquidity, capital resources and financial results.

The energy industry experienced significant volume and margin reductions primarily as a result of the COVID-19 pandemic during the first quarter of fiscal 2021 that significantly reduced our profitability. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect uncertainty and volatility to drive unfavorable market conditions in the energy industry that will negatively impact our profitability throughout the remainder of fiscal 2021.

    Although challenges remain, the U.S. agricultural industry has experienced increased demand for grain and oilseed commodities following the Phase One trade agreement with China, which has resulted in increased volumes and improved commodity prices. Additionally, more favorable weather conditions during the first quarter of fiscal 2021 compared to the prior year provided an opportunity for increased volumes and improved earnings across much of our Ag segment during the fall harvest. Unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity that such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions could continue to impact our operations. As a result, while we expect revenues, margins and cash flows from core operations in our Ag segment to stabilize through the remainder of fiscal 2021, unforeseen global market conditions with negative impacts could put pressure on associated asset valuations.

In addition to market conditions that impact our businesses, we will continue to take actions to protect our financial health while continuing to deliver on our enterprise resource planning system implementation and advance toward our targeted operating model, which actions include implementing plans to substantially reduce budgeted costs and working on cash flow improvements with the objective of generating substantial additional operating cash flows.

Operating Metrics

Energy

    Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasolines, distillates and other products. The following table provides information about our consolidated refinery operations.

	Three Months Ended November 30,
	2020	2019
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	92,594	84,957
All other crude oil	60,082	78,819
Other feedstocks and blendstocks	15,815	17,285
Total refinery throughput volumes	168,491	181,061
Refined fuel yields
Gasolines	84,263	92,282
Distillates	65,853	72,929

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

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads and the WCS crude oil differential decreased significantly during the three months ended November 30, 2020, compared to the same period during the prior year, contributing to a significant decline in IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impact our Energy segment.

	Three Months Ended November 30,
	2020	2019
Market indicators
WTI crude oil (dollars per barrel)	$40.18	$56.11
WTI - WCS crude oil differential (dollars per barrel)	$9.79	$12.98
Group 3 2:1:1 crack spread (dollars per barrel)*	$7.65	$18.47
Group 3 5:3:2 crack spread (dollars per barrel)*	$7.38	$17.43
D6 ethanol RIN (dollars per RIN)	$0.5485	$0.1668
D4 ethanol RIN (dollars per RIN)	$0.8105	$0.5588
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains States.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States, as well as internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three months ended November 30, 2020 and 2019.

		Three Months Ended November 30,
	Market Source*	2020	2019
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.20	$3.83
Soybeans (dollars per bushel)	Chicago Board of Trade	$11.69	$9.00
Wheat (dollars per bushel)	Chicago Board of Trade	$5.80	$5.17
Urea (dollars per ton)	Green Markets NOLA	$225.00	$225.00
Urea Ammonium Nitrate (dollars per ton)	Green Markets NOLA	$119.32	$151.00
Ethanol (dollars per gallon)	Chicago Platts	$1.33	$1.60

Volumes
Grain and oilseed (thousands of bushels)		746,584	619,539
North American grain and oilseed port throughput (thousands of bushels)		219,707	136,856
Crop nutrients (thousands of tons)		1,875	1,851
Ethanol (thousands of gallons)		220,771	222,276
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended November 30, 2020 and 2019

	Three Months Ended November 30,
	2020	% of Revenues	2019	% of Revenues
	(Dollars in thousands)
Revenues	$8,715,643	100.0%	$7,621,485	100.0%
Cost of goods sold	8,537,539	98.0	7,295,942	95.7
Gross profit	178,104	2.0	325,543	4.3
Marketing, general and administrative expenses	170,661	2.0	168,331	2.2
Operating earnings	7,443	0.1	157,212	2.1
Interest expense	25,050	0.3	34,971	0.5
Other income	(12,624)	(0.1)	(13,498)	(0.2)
Equity income from investments	(50,023)	(0.6)	(49,662)	(0.7)
Income before income taxes	45,040	0.5	185,401	2.4
Income tax (benefit) expense	(24,329)	(0.3)	6,664	0.1
Net income	69,369	0.8	178,737	2.3
Net (loss) income attributable to noncontrolling interests	(302)	—	855	—
Net income attributable to CHS Inc.	$69,671	0.8%	$177,882	2.3%

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2020. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(67,176)	$162,153	$(229,329)	(141.4)%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended November 30, 2020, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Significantly less advantageous market conditions in our refined fuels business compared to the same period of the prior year resulted in lower margins and volumes. These market conditions were driven by the negative demand shock associated with COVID-19 that resulted in a combination of decreased crack spreads, increased RIN prices and decreased WCS crude oil differentials experienced on heavy Canadian crude oil which is processed by our refineries.
•Decreased propane margins due to the reversal of hedging gains recognized during the prior year and reduced propane demand, which resulted from warmer and dryer fall weather during the first quarter of fiscal 2021 compared to the same period during the prior year, which drove propane margins and volumes lower.

Ag

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$83,010	$(13,862)	$96,872	698.8%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended November 30, 2020, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Favorable weather conditions during the fall harvest season compared to the prior year contributed to increased volumes and margins across much of our Ag segment.
•Improved relations between the United States and foreign trade partners drove increased volumes and margins for grain and oilseed commodities.

All Other Segments

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$4,468	$16,450	$(11,982)	(72.8)%
Corporate and Other IBIT	$24,738	$20,660	$4,078	19.7%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    Our Nitrogen Production segment IBIT decreased as a result of lower equity method income attributed to reduced sale prices of urea and urea ammonium nitrate, which are produced and sold by CF Nitrogen. Corporate and Other IBIT increased primarily as a result of increased earnings in our hedging business due to higher trading volumes compared to the same period of the prior year.

Revenues by Segment

Energy

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,257,847	$1,895,423	$(637,576)	(33.6)%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended November 30, 2020, compared to the same period during the prior year.
The change in Energy segment revenues reflects the following:
•Decreased selling prices and volumes for refined fuels as a result of global market conditions, including the continued impact of the demand shocks occurring during the COVID-19 pandemic, as well as product mix, contributed to $489.2 million and $77.5 million decreases in revenues, respectively.
•Decreased volumes of propane driven by lower demand as a result of warmer and dryer weather conditions during the fall contributed to a $60.6 million decrease in revenues.

Ag

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,445,402	$5,711,855	$1,733,547	30.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended November 30, 2020, compared to the same period during the prior year.
The change in Ag segment revenues reflects the following:
•Volume increases across most of the Ag segment resulted primarily from improved trade relations between the United States and foreign trade partners. Warmer and dryer weather conditions for the fall harvest compared to the same period of the prior year also contributed to volume increases. Stronger grain and oilseed movement contributed to a $976.1 million increase in revenues with the remaining increase being composed primarily of improved sales volumes of processing and food ingredients, agronomy products and feed and farm supplies used for the fall harvest.
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $759.5 million increase in revenues. The price increase attributed to grain and oilseed was partially offset by price decreases across the remainder of the Ag segment, which were the result of global market conditions and product mix.

All Other Segments

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$12,394	$14,207	$(1,813)	(12.8)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Corporate and Other revenues decreased during the three months ended November 30, 2020, compared to the same period during the prior year as a result of lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,281,042	$1,686,162	$(405,120)	(24.0)%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended November 30, 2020, compared to the same period during the prior year.
The change in Energy segment COGS reflects the following:
•Decreased costs and volumes for refined fuels as a result of global market conditions, including the continued impact of the demand shocks occurring during the COVID-19 pandemic, as well as product mix, contributed to $306.6 million and $70.4 million decreases in COGS, respectively.
•Decreased volumes of propane contributed to a $45.8 million decrease in COGS, which were driven by lower demand that resulted from warmer and dryer weather conditions during the fall. The decreased propane volumes were partially offset by increased costs for propane driven by hedging losses and global market conditions, which contributed to a $30.9 million increase in COGS.

Ag

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$7,260,342	$5,610,200	$1,650,142	29.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended November 30, 2020, compared to the same period during the prior year.
The change in Ag segment COGS reflects the following:
•Volume increases across most of the Ag segment resulted primarily from improved trade relations between the United States and foreign trade partners. Warmer and dryer weather conditions for the fall harvest compared to the same period of the prior year also contributed to volume increases. Stronger grain and oilseed movement contributed to a $960.3 million increase in COGS with the remaining increase being composed primarily of improved sales volumes of processing and food ingredients with COVID-19 restrictions being relaxed and increased agronomy products and feed and farm supplies used for the fall harvest.
•Higher pricing for grain and oilseed resulted from increased global demand and contributed to a $745.3 million increase in COGS. The price increase attributed to grain and oilseed was partially offset by price decreases across the remainder of the Ag segment, which were driven by global market conditions and product mix.

All Other Segments

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$421	$538	$(117)	(21.7)%
Corporate and Other COGS	$(4,266)	$(957)	$(3,309)	345.8%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended November 30, 2020, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$170,661	$168,331	$2,330	1.4%

    Marketing, general and administrative expenses increased during the three months ended November 30, 2020, compared to the three months ended November 30, 2019, due to an $11.7 million increase in reserve and impairment charges, net of recoveries. This increase was partially offset by various cost-reduction initiatives launched during the current year.

Interest Expense

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Interest expense	$25,050	$34,971	$(9,921)	(28.4)%

    Interest expense decreased during the three months ended November 30, 2020, as a result of lower interest rates and decreased average outstanding debt balances compared to the same period of the prior year.

Other Income

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Other income	$12,624	$13,498	$(874)	(6.5)%

    Other income decreased during the three months ended November 30, 2020, primarily due to decreased interest income that resulted from lower interest rates compared to the three months ended November 30, 2019.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$50,023	$49,662	$361	0.7%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments increased during the three months ended November 30, 2020, compared to the same period during the prior year, primarily due to increased equity income associated with our equity method investment in TEMCO, LLC, which experienced a significant increase in volumes and profitability with increased trade flows to China. The increased equity income was partially offset by lower equity income from other equity investments, including CF Nitrogen, which decreased due to lower urea and urea ammonium nitrate prices.

Income Tax (Benefit) Expense

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Income tax (benefit) expense	$(24,329)	$6,664	$(30,993)	(465.1)%

    Increased income tax benefit during the three months ended November 30, 2020, primarily reflects tax benefits related to changes in the mix of full-year earnings projected across business units and equity management assumptions, as well as intercompany transfer of assets anticipated from tax planning. Effective tax rates for the three months ended November 30, 2020 and 2019, were (54.0)% and 3.6%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.9% and 24.7% for the three months ended November 30, 2020 and 2019, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

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

    On November 30, 2020, we had working capital, defined as current assets less current liabilities, of $1.7 billion, and a current ratio, defined as current assets divided by current liabilities, of 1.3 compared to working capital of $1.3 billion and a current ratio of 1.3 on August 31, 2020. On November 30, 2019, we had working capital of $992.5 million and a current ratio of 1.2 compared to working capital of $1.1 billion and a current ratio of 1.2 on August 31, 2019. Working capital and the current ratio may not be computed the same as similarly titled measures used by other companies. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health.

    As of November 30, 2020, we had cash and cash equivalents of $143.5 million, total equities of $8.8 billion, long-term debt (including current maturities) of $2.1 billion and notes payable of $2.0 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

    As we continue to navigate the impact of COVID-19 on our business and operations, we have strengthened our liquidity through a variety of means, including curtailing certain spending and reprioritizing capital expenditures. We are actively managing our short-term and long-term liquidity.

Fiscal 2021 and 2020 Activity

On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from 7 to 15 years and interest accruing at rates ranging from 3.24% to 3.73%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow. The funding of these notes took place on November 2, 2020. This funding has and will be used to pay fiscal 2021 debt maturities, as well as manage liquidity.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of November 30, 2020, and

August 31, 2020, total availability under the Securitization Facility was $456.0 million and $423.0 million, respectively, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2020, and August 31, 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

    On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

Cash Flows

    The following table presents summarized cash flow data for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,		Change
	2020	2019	Dollars	Percent
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(673,453)	$160,701	$(834,154)	(519.1)%
Net cash used in investing activities	(114,311)	(114,949)	638	0.6%
Net cash provided by (used in) financing activities	808,891	(71,882)	880,773	1,225.3%
Effect of exchange rate changes on cash and cash equivalents	2,324	(1,153)	3,477	301.6%
Net increase (decrease) in cash and cash equivalents and restricted cash	$23,451	$(27,283)	$50,734	186.0%

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $834.2 million decrease in cash provided by operating activities reflects decreased net income during the first quarter of fiscal 2021 compared to the same period of the prior fiscal year and working capital increases, primarily associated with increased receivables and inventories.

    The $0.6 million decrease in cash used in investing activities primarily reflects decreased acquisitions of property, plant and equipment, which were partially offset by decreased collections associated with CHS Capital notes receivable.

    The $880.8 million increase in cash provided by financing activities primarily reflects increased net cash inflows associated with our notes payable and long-term debt facilities, including the $375.0 million Note Purchase Agreement funding during the first quarter of fiscal 2021.

Future Uses of Cash

    We expect to utilize cash and cash equivalents, cash generated by operating activities and cash raised through the Note Purchase Agreement to fund capital expenditures, major maintenance, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2021:

•Capital expenditures. We expect total capital expenditures for fiscal 2021 to be approximately $501.4 million, compared to capital expenditures of $418.4 million in fiscal 2020. During the three months ended November 30, 2020, we acquired property, plant and equipment of $85.7 million.
•Debt and interest. We expect to repay approximately $189.3 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $70.7 million during fiscal 2021. During the three months ended November 30, 2020, we repaid $20.0 million of scheduled long-term debt maturities.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding at November 30, 2020. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2021.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2020 patronage sourced earnings to be paid to our member-owners during fiscal 2021.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $38.0 million to be distributed in fiscal 2021 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the three months ended November 30, 2020, we redeemed $7.7 million of member equity.

Future Sources of Cash

    We fund our current operations primarily through a combination of cash flows from operations and committed and uncommitted revolving credit facilities, including our Securitization Facility and Repurchase Facility. We believe these sources will provide adequate liquidity to meet our working capital needs. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt and term loans. On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of long-term debt in the form of notes that was funded on November 2, 2020. This funding has and will be used to pay fiscal 2021 debt maturities, as well as manage liquidity. In addition, our wholly-owned subsidiary, CHS Capital, makes loans to member cooperatives, businesses and individual producers of agricultural products included in our cash flows from investing activities and has financing sources as detailed below in "CHS Capital Financing."

Working Capital Financing

    We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary lines of credit as of November 30, 2020:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	(Fiscal Year)	(Dollars in thousands)
Committed five-year unsecured facility	2024	$2,750,000	$527,000	LIBOR or base rate + 0.00% to 1.55%
Uncommitted bilateral facilities	2021	380,000	300,000	LIBOR or base rate + applicable margin

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    In addition to our facilities above, our wholly-owned subsidiaries CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda had uncommitted lines of credit with $316.6 million outstanding as of November 30, 2020. In addition, our other international subsidiaries had lines of credit outstanding of $93.5 million as of November 30, 2020.

Long-term Debt Financing

    The following table presents summarized long-term debt data (including current maturities) as of November 30, 2020, and August 31, 2020:

	November 30, 2020	August 31, 2020
	(Dollars in thousands)
Private placement debt	$1,717,133	$1,363,725
Bank financing	366,000	366,000
Finance lease obligations	28,872	31,460
Other notes and contract payable	34,354	34,709
Deferred financing costs	(4,623)	(4,771)
	$2,141,736	$1,791,123

CHS Capital Financing

    For a description of the Securitization Facility and the Repurchase Facility, see above in "Fiscal 2021 and 2020 Activity."

    CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. Total outstanding commitments under the program were $150.0 million as of November 30, 2020, of which $113.4 million was borrowed with an interest rate of 1.44%.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.35% to 1.4% as of November 30, 2020, and are due upon demand. Borrowings under these notes totaled $81.9 million as of November 30, 2020.

Covenants

    Our long-term debt is mostly unsecured; however, restrictive covenants under various debt agreements require maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2020. Based on our current fiscal 2021 projections, we expect continued covenant compliance.

    All outstanding private placement notes conform to financial covenants applicable to those of our amended and restated five-year unsecured revolving credit facility. The notes provide that if our ratio of consolidated funded debt to consolidated cash flows is greater than 3.0 to 1.0, the interest rate on outstanding notes will be increased between 0.25% and 1.00%, depending on the related note series, the actual ratio and/or whether the notes have an investment grade rating from a nationally recognized statistical rating organization, until the ratio becomes 3.0 to 1.0, or less. During the three months ended November 30, 2020 and 2019, our ratio of consolidated funded debt to consolidated cash flows remained below 3.0 to 1.0.

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. Total patronage distributions related to the year ended August 31, 2020, which will be distributed in fiscal 2021, are estimated to be $242.0 million, with the qualified cash portion estimated to be $30.0 million and nonqualified equity distributions estimated to be $212.0 million.

    In accordance with authorization from our Board of Directors, we expect total cash redemptions related to the year ended August 31, 2020, which will be distributed in fiscal 2021, to be approximately $38.0 million and to include redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the three months ended November 30, 2020, $7.7 million of that amount was redeemed in cash, compared to $5.4 million redeemed in cash during the three months ended November 30, 2019.

Preferred Stock

    Dividends paid on our preferred stock during the three months ended November 30, 2020 and 2019, were $42.2 million. The following is a summary of our outstanding preferred stock as of November 30, 2020, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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
(d) Preferred stock is redeemable for cash at our option, in whole or in part, at a per-share price equal to the per-share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.
(e) The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2002 through 2010.
(f) Shares of Class B Cumulative Redeemable Preferred Stock, Series 1, were issued on September 26, 2013; August 25, 2014; March 31, 2016; and March 30, 2017.

Off-Balance Sheet Financing Arrangements

    Guarantees

    We are a guarantor for lines of credit and performance obligations of related companies. As of November 30, 2020, our bank covenants allowed maximum guarantees of $1.0 billion, of which $140.4 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of November 30, 2020.

Debt

    We have no material off-balance sheet debt.

Loan Participations

    We engaged in off-balance sheet arrangements through certain loan participation agreements. Refer to further details about these arrangements in Note 3, Receivables, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended August 31, 2020.

Contractual Obligations

    Our contractual obligations presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020, have not materially changed during the three months ended November 30, 2020.

Critical Accounting Policies

    Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020, have not materially changed during the three months ended November 30, 2020.

Recent Accounting Pronouncements

    See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended November 30, 2020, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of November 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, our management believes any resulting liabilities, individually or in aggregate, will not have a material effect on our condensed consolidated financial position, results of operations or cash flows during any fiscal year.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Omnibus Amendment No. 8, dated as of September 24, 2020, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.2	Amendment No. 4 to Master Framework Agreement, dated as of September 24, 2020, by and among MUFG Bank, Ltd., as a buyer and as agent for the buyers, CHS Capital, LLC, as a seller, and CHS Inc., as a seller agent for the sellers and solely for purposes of Section 5.3 thereof, a guarantor. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.3	Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.4	Description of Amendment to the CHS Inc. Strategic Leadership Team 2018 Retention Award Document. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 6, 2021	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer