Form 10-K/A
period 2020-08-31
CHS INC
filed 2021-03-01
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
(Registrant's telephone number, including area code)

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
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter:

The Registrant has no voting or non-voting common equity (the Registrant is a member cooperative).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

The Registrant has no common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this "Amendment") of CHS Inc. ("CHS") amends CHS's Annual Report on Form 10-K for the year ended August 31, 2020, which CHS filed with the Securities and Exchange Commission ("SEC") on November 5, 2020 (the "Original Form 10-K"). CHS is filing this Amendment to amend Item 15 to include the consolidated financial statements of its equity investee, CF Industries Nitrogen, LLC ("CF Nitrogen"), as of December 31, 2020 and 2019, and for the three years ended December 31, 2020 (the "CF Nitrogen Financial Statements") pursuant to Rule 3-09 of SEC Regulation S-X.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of CHS, or (ii) the disclosures in the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and CHS's other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) FINANCIAL STATEMENTS

The financial statements of CHS listed in Item 15(a)(1) of the Original Form 10-K are set forth beginning on page F-1 of the Original Form 10-K. The CF Nitrogen Financial Statements are set forth beginning on page 3 of Exhibit 99.1.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules are included in Item 15(a)(2) of the Original Form 10-K.

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

4.15
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to our Form 10-K for the year ended August 31, 2019, filed November 6, 2019).

10.1	Employment Agreement between CHS Inc. and Jay D. Debertin dated and effective May 22, 2017. (Incorporated by reference to our Current Report on Form 8-K, filed May 22, 2017). (+)
10.1A	Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin. (*) (+)
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

10.8	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.8A	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)
10.8B	Amendment No. 2 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.8C	Amendment No. 3 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020). (+)
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
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

10.29	CHS Inc. Strategic Leadership Team 2018 Retention Award Document. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2019, filed April 3, 2019). (+)
10.29A	Description of Amendment to the CHS Strategic Leadership Team 2018 Retention Award Document. (*) (+)

10.30	Letter Agreement, dated as of July 26, 2019, by and between Timothy N. Skidmore and CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed July 29, 2019). (+)
10.31	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
23.2	Consent of KPMG LLP, independent registered public accounting firm. (***)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (***)
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (***)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (***)
32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (***)
99.1
CF Nitrogen consolidated financial statements as of December 31, 2020 and 2019, and for the three years ended December 31, 2020; and Independent Registered Public Accounting Firm's Report for the three years ended December 31, 2020, (***)

101.SCH	XBRL Taxonomy Extension Schema Document. (***)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (***)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (***)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (***)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (***)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed with the Original Form 10-K on November 5, 2020, incorporated herein by reference.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(***) Filed herewith.

(+) Indicates management contract or compensatory plan or agreement.

(b) EXHIBITS

The exhibits shown in Item 15(a)(3) of this Amendment are being filed herewith.

(c) SCHEDULES

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

CHS INC.

By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer