Form 10-Q
period 2021-02-28
CHS INC
filed 2021-04-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 28, 2021
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota				41-0251095
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
5500 Cenex Drive
	Inver Grove Heights,	Minnesota	55077
(Address of principal executive offices, including zip code)
	(651)	355-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
8% Cumulative Redeemable Preferred Stock	CHSCP	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	CHSCO	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	CHSCN	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	CHSCM	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	CHSCL	The Nasdaq Stock Market LLC

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2021	August 31, 2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$217,675	$140,874
Receivables	2,336,920	2,366,047
Inventories	4,246,051	2,742,138
Other current assets	2,150,250	1,017,488
Total current assets	8,950,896	6,266,547
Investments	3,639,453	3,630,033
Property, plant and equipment	4,866,751	4,957,938
Other assets	1,109,043	1,139,429
Total assets	$18,566,143	$15,993,947
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,952,392	$1,575,491
Current portion of long-term debt	167,792	189,287
Accounts payable	2,042,475	1,724,516
Accrued expenses	451,593	501,904
Other current liabilities	1,948,781	928,843
Total current liabilities	7,563,033	4,920,041
Long-term debt	1,604,313	1,601,836
Other liabilities	679,014	652,897
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,159,756	5,161,610
Accumulated other comprehensive loss	(222,458)	(233,924)
Capital reserves	1,509,902	1,618,147
Total CHS Inc. equities	8,711,238	8,809,871
Noncontrolling interests	8,545	9,302
Total equities	8,719,783	8,819,173
Total liabilities and equities	$18,566,143	$15,993,947

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Revenues	$8,320,159	$6,598,226	$17,035,802	$14,219,711
Cost of goods sold	8,218,439	6,283,171	16,755,978	13,579,113
Gross profit	101,720	315,055	279,824	640,598
Marketing, general and administrative expenses	161,510	199,570	332,171	367,901
Operating (loss) earnings	(59,790)	115,485	(52,347)	272,697
Interest expense	28,855	33,411	53,905	68,382
Other income	(17,846)	(11,352)	(30,470)	(24,850)
Equity income from investments	(64,109)	(34,398)	(114,132)	(84,060)
(Loss) income before income taxes	(6,690)	127,824	38,350	313,225
Income tax expense	31,668	2,130	7,339	8,794
Net (loss) income	(38,358)	125,694	31,011	304,431
Net (loss) income attributable to noncontrolling interests	(129)	247	(431)	1,102
Net (loss) income attributable to CHS Inc.	$(38,229)	$125,447	$31,442	$303,329

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Net (loss) income	$(38,358)	$125,694	$31,011	$304,431
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	3,869	3,746	7,514	8,819
Cash flow hedges	(559)	(5,812)	1,110	(11,684)
Foreign currency translation adjustment	(761)	(8,519)	2,842	(9,358)
Other comprehensive income (loss), net of tax	2,549	(10,585)	11,466	(12,223)
Comprehensive (loss) income	(35,809)	115,109	42,477	292,208
Comprehensive (loss) income attributable to noncontrolling interests	(129)	247	(431)	1,102
Comprehensive (loss) income attributable to CHS Inc.	$(35,680)	$114,862	$42,908	$291,106

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$31,011	$304,431
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	267,726	272,652
Equity income from investments, net of distributions received	(3,687)	40,109
Provision for doubtful accounts	(4,674)	1,883
Deferred taxes	35,797	(5,763)
Other, net	(18,495)	4,181
Changes in operating assets and liabilities:
Receivables	(100,398)	507,844
Inventories	(1,495,856)	(814,318)
Accounts payable and accrued expenses	273,448	(54,786)
Other, net	(119,417)	45,365
Net cash (used in) provided by operating activities	(1,134,545)	301,598
Cash flows from investing activities:
Acquisition of property, plant and equipment	(164,565)	(224,962)
Proceeds from disposition of property, plant and equipment	7,741	6,959
Expenditures for major maintenance	(10,050)	(8,809)
Proceeds from sale of business	39,567	—
Changes in CHS Capital notes receivable, net	43,283	209,608
Financing extended to customers	(1,816)	(4,475)
Payments from customer financing	5,589	8,709
Other investing activities, net	10,633	12,805
Net cash used in investing activities	(69,618)	(165)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	16,930,536	11,403,077
Payments on notes payable, long-term debt and finance lease obligations	(15,483,358)	(11,486,347)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(12,486)	(8,834)
Cash patronage dividends paid	(21,416)	(90,030)
Other financing activities, net	(9,222)	(13,079)
Net cash provided by (used in) financing activities	1,319,720	(279,547)
Effect of exchange rate changes on cash and cash equivalents	1,026	(5,613)
Increase in cash and cash equivalents and restricted cash	116,583	16,273
Cash and cash equivalents and restricted cash at beginning of period	216,993	299,675
Cash and cash equivalents and restricted cash at end of period	$333,576	$315,948

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

Not Yet Adopted

None.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 28, 2021, and February 29, 2020. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 842, Leases, and ASC Topic 470, Debt, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 28, 2021	(Dollars in thousands)
Energy	$1,243,072	$129,086	$—	$1,372,158
Ag	1,169,411	5,753,333	15,468	6,938,212
Corporate and Other	4,535	—	5,254	9,789
Total revenues	$2,417,018	$5,882,419	$20,722	$8,320,159

Three Months Ended February 29, 2020
Energy	$1,375,905	$85,145	$—	$1,461,050
Ag	1,066,783	4,035,447	21,972	5,124,202
Corporate and Other	5,343	—	7,631	12,974
Total revenues	$2,448,031	$4,120,592	$29,603	$6,598,226

Six Months Ended February 28, 2021
Energy	$2,308,036	$321,969	$—	$2,630,005
Ag	2,513,910	11,840,572	29,132	14,383,614
Corporate and Other	10,995	—	11,188	22,183
Total revenues	$4,832,941	$12,162,541	$40,320	$17,035,802

Six Months Ended February 29, 2020
Energy	$3,069,753	$286,720	$—	$3,356,473
Ag	2,425,409	8,351,534	59,114	10,836,057
Corporate and Other	10,883	—	16,298	27,181
Total revenues	$5,506,045	$8,638,254	$75,412	$14,219,711

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to the customer. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were not material as of February 28, 2021, or August 31, 2020.

    Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $783.2 million and $139.1 million as of February 28, 2021, and August 31, 2020, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 28, 2021, and February 29, 2020, we recognized revenues of $19.9 million and $39.6 million related to contract liabilities, respectively. For the six months ended February 28, 2021, and February 29, 2020, we recognized revenues of $91.6 million and $131.6 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective periods.

Note 3        Receivables

	February 28, 2021	August 31, 2020
	(Dollars in thousands)
Trade accounts receivable	$1,650,031	$1,476,585
CHS Capital short-term notes receivable	442,172	563,934
Other	392,769	491,068
Gross receivables	2,484,972	2,531,587
Less: allowances and reserves	148,052	165,540
Total receivables	$2,336,920	$2,366,047

    Receivables are composed of trade accounts receivable, short-term notes receivable in our wholly-owned subsidiary, CHS Capital, LLC ("CHS Capital"), and other receivables, less an allowance for expected credit losses. The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses.

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years, totaling $93.0 million and $101.5 million as of February 28, 2021, and August 31, 2020, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 28, 2021, and August 31, 2020, the commercial notes represented 67% and 33%, respectively, and the producer notes represented 33% and 67%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of February 28, 2021, CHS Capital customers had additional available credit of $618.0 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 28, 2021, or August 31, 2020.

Note 4        Inventories

	February 28, 2021	August 31, 2020
	(Dollars in thousands)
Grain and oilseed	$1,927,931	$1,064,079
Energy	714,798	696,858
Agronomy	1,403,480	822,535
Processed grain and oilseed	155,492	126,022
Other	44,350	32,644
Total inventories	$4,246,051	$2,742,138

    As of February 28, 2021, and August 31, 2020, we valued approximately 11% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $284.3 million and $93.5 million as of February 28, 2021, and August 31, 2020, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	February 28, 2021	August 31, 2020
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,651,652	$2,662,618
Ventura Foods, LLC	374,895	381,351
Ardent Mills, LLC	215,942	208,927
Other equity method investments	265,588	253,182
Other investments	131,376	123,955
Total investments	$3,639,453	$3,630,033

    Joint ventures and other investments, in which we have significant ownership and influence but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Industries Nitrogen, LLC ("CF Nitrogen"); Ventura Foods, LLC ("Ventura Foods"); Ardent Mills, LLC ("Ardent Mills"); and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally measured at cost, unless an impairment or other observable market price change occurs, requiring an adjustment. Approximately $394.0 million of cumulative undistributed earnings from our equity method investees are included in the investments balance as of February 28, 2021.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 28, 2021, and February 29, 2020:

	Six Months Ended
	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Net sales	$1,285,625	$1,297,018
Gross profit	321,565	297,630
Net earnings	297,297	280,599
Earnings attributable to CHS Inc.	53,033	62,757

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes primarily vegetable-oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment are included in Corporate and Other.

The following table provides aggregate summarized unaudited financial information for our equity method investment in Ventura Foods for the six months ended February 28, 2021, and February 29, 2020:

	Six Months Ended
	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Net sales	$1,107,024	$1,229,151
Gross profit	134,311	150,818
Net earnings	42,620	45,117
Earnings attributable to CHS Inc.	21,310	22,557

Ardent Mills and TEMCO

    We have a 12% interest in Ardent Mills, which is a joint venture with Cargill Incorporated ("Cargill") and Conagra Brands, Inc., and is the largest flour miller in the United States. Additionally, we have a 50% interest in TEMCO, which is a joint venture with Cargill focused on export elevation, primarily to Asia. We account for Ardent Mills and TEMCO as equity method investments, and our shares of the results of these equity method investments are included in Corporate and Other and our Ag segment, respectively.

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ardent Mills and TEMCO for the six months ended February 28, 2021, and February 29, 2020:

	Six Months Ended
	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Net sales	$4,395,607	$3,070,160
Gross profit	287,843	170,294
Net earnings	145,783	44,145
Earnings attributable to CHS Inc.	30,419	(3,879)

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in the aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 28, 2021. The table below summarizes our notes payable as of February 28, 2021, and August 31, 2020.

	February 28, 2021	August 31, 2020
	(Dollars in thousands)
Notes payable	$2,249,275	$763,215
CHS Capital notes payable	703,117	812,276
Total notes payable	$2,952,392	$1,575,491

    As of February 28, 2021, our primary line of credit was a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of February 28, 2021, and August 31, 2020, the outstanding balance on this facility was $1.3 billion and $345.0 million, respectively.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of February 28, 2021, total availability under the Securitization Facility was $538.0 million, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 28, 2021, and August 31, 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on September 4, 2025. There was no balance outstanding under this facility as of February 28, 2021.

On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from 7 to 15 years and interest accruing at rates ranging from 3.24% to 3.73%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow. The funding of these notes took place on November 2, 2020. This funding is being used to pay debt maturities and manage liquidity.

    Interest expense for the three months ended February 28, 2021, and February 29, 2020, was $28.9 million and $33.4 million, respectively, net of capitalized interest of $2.1 million and $3.4 million, respectively. Interest expense for the six months ended February 28, 2021, and February 29, 2020, was $53.9 million and $68.4 million, respectively, net of capitalized interest of $4.2 million and $6.2 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended February 28, 2021, was (473.4)%, compared to 1.7% for the three months ended February 29, 2020. Our effective tax rate for the six months ended February 28, 2021, was 19.1%, compared to 2.8% for the six months ended February 29, 2020. Our income tax expense reflects the mix of full-year earnings projected across business units and equity management assumptions, which were partially offset by tax benefits related to an intercompany transfer of assets for tax planning. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $129.8 million and $111.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of February 28, 2021, and August 31, 2020, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the three and six months ended February 28, 2021, and February 29, 2020, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year redemption estimates	7,726	—	—	—	—	—	—	7,726
Redemptions of equities	(6,539)	(31)	(1,156)	—	—	—	—	(7,726)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(654)	(47)	(197)	—	—	(7,798)	35	(8,661)
Net income (loss)	—	—	—	—	—	69,671	(302)	69,369
Other comprehensive income, net of tax	—	—	—	—	8,917	—	—	8,917
Estimated 2021 cash patronage refunds	—	—	—	—	—	(9,304)	—	(9,304)
Estimated 2021 equity redemptions	(9,304)	—	—	—	—	—	—	(9,304)
Balances, November 30, 2020	$3,715,416	$28,649	$1,407,343	$2,264,038	$(225,007)	$1,586,382	$9,035	$8,785,856
Reversal of prior year patronage and redemption estimates	4,760	—	(211,970)	—	—	233,345	—	26,135
Distribution of 2020 patronage refunds	—	—	214,720	—	—	(236,136)	—	(21,416)
Redemptions of equities	(4,177)	(35)	(548)	—	—	—	—	(4,760)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(26)	—	(15)	—	—	1,068	(361)	666
Net loss	—	—	—	—	—	(38,229)	(129)	(38,358)
Other comprehensive income, net of tax	—	—	—	—	2,549	—	—	2,549
Estimated 2021 cash patronage refunds	—	—	—	—	—	5,639	—	5,639
Estimated 2021 equity redemptions	5,639	—	—	—	—	—	—	5,639
Balances, February 28, 2021	$3,721,612	$28,614	$1,409,530	$2,264,038	$(222,458)	$1,509,902	$8,545	$8,719,783

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2019	$3,753,493	$29,074	$1,206,310	$2,264,038	$(226,933)	$1,584,158	$7,390	$8,617,530
Reversal of prior year redemption estimates	5,447	—	—	—	—	—	—	5,447
Redemptions of equities	(4,721)	(54)	(672)	—	—	—	—	(5,447)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	33,707	—	33,707
Other, net	(8)	—	(39)	—	—	(1,312)	410	(949)
Net income	—	—	—	—	—	177,882	855	178,737
Other comprehensive loss, net of tax	—	—	—	—	(1,638)	—	—	(1,638)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(28,504)	—	(28,504)
Estimated 2020 equity redemptions	(91,633)	—	—	—	—	—	—	(91,633)
Balances, November 30, 2019	$3,662,578	$29,020	$1,205,599	$2,264,038	$(228,571)	$1,681,597	$8,655	$8,622,916
Reversal of prior year patronage and redemption estimates	3,387	—	(472,398)	—	—	562,398	—	93,387
Distribution of 2019 patronage refunds	—	—	474,066	—	—	(564,096)	—	(90,030)
Redemptions of equities	(2,998)	(20)	(369)	—	—	—	—	(3,387)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(201)	—	3	—	—	10	(324)	(512)
Net income	—	—	—	—	—	125,447	247	125,694
Other comprehensive loss, net of tax	—	—	—	—	(10,585)	—	—	(10,585)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(22,206)	—	(22,206)
Estimated 2020 equity redemptions	(49,154)	—	—	—	—	—	—	(49,154)
Balances, February 29, 2020	$3,613,612	$29,000	$1,206,901	$2,264,038	$(239,156)	$1,740,983	$8,578	$8,623,956

Preferred Stock Dividends

    The following is a summary of dividends per share by series of preferred stock for the three and six months ended February 28, 2021, and February 29, 2020.

		Three Months Ended		Six Months Ended
	Nasdaq symbol	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

    Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three and six months ended February 28, 2021, and February 29, 2020:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(125)	14,506	3,629	18,010
Amounts reclassified	4,977	(12,284)	—	(7,307)
Total other comprehensive income, before tax	4,852	2,222	3,629	10,703
Tax effect	(1,207)	(553)	(26)	(1,786)
Other comprehensive income, net of tax	3,645	1,669	3,603	8,917
Balance as of November 30, 2020, net of tax	$(156,035)	$12,555	$(81,527)	$(225,007)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,929	(587)	2,342
Amounts reclassified	5,151	(3,673)	—	1,478
Total other comprehensive income (loss), before tax	5,151	(744)	(587)	3,820
Tax effect	(1,282)	185	(174)	(1,271)
Other comprehensive income (loss), net of tax	3,869	(559)	(761)	2,549
Balance as of February 28, 2021, net of tax	$(152,166)	$11,996	$(82,288)	$(222,458)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2019, net of tax	$(172,478)	$15,297	$(69,752)	$(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(85)	(3,331)	(2,411)	(5,827)
Amounts reclassified	4,977	(4,473)	—	504
Total other comprehensive income (loss), before tax	4,892	(7,804)	(2,411)	(5,323)
Tax effect	181	1,932	1,572	3,685
Other comprehensive income (loss), net of tax	5,073	(5,872)	(839)	(1,638)
Balance as of November 30, 2019, net of tax	$(167,405)	$9,425	$(70,591)	$(228,571)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	(5,975)	(8,540)	(14,515)
Amounts reclassified	4,977	(1,747)	—	3,230
Total other comprehensive income (loss), before tax	4,977	(7,722)	(8,540)	(11,285)
Tax effect	(1,231)	1,910	21	700
Other comprehensive income (loss), net of tax	3,746	(5,812)	(8,519)	(10,585)
Balance as of February 29, 2020, net of tax	$(163,659)	$3,613	$(79,110)	$(239,156)

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

    Components of net periodic benefit costs for the three and six months ended February 28, 2021, and February 29, 2020, are as follows:

	Three Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,307	$10,538	$108	$101	$297	$262
Interest cost	4,141	5,431	68	107	123	187
Expected return on assets	(10,910)	(11,671)	—	—	—	—
Prior service cost (credit) amortization	45	45	(28)	(28)	(111)	(111)
Actuarial loss (gain) amortization	5,447	5,396	53	25	(341)	(348)
Net periodic benefit cost (benefit)	$10,030	$9,739	$201	$205	$(32)	$(10)

	Six Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$22,614	$21,076	$217	$203	$593	$525
Interest cost	8,281	10,861	136	214	246	374
Expected return on assets	(21,821)	(23,342)	—	—	—	—
Prior service cost (credit) amortization	89	89	(57)	(57)	(223)	(223)
Actuarial loss (gain) amortization	10,895	10,791	106	49	(682)	(696)
Net periodic benefit cost (benefit)	$20,058	$19,475	$402	$409	$(66)	$(20)

    The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

    Any contributions made during fiscal 2021 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 28, 2021, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2021.

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists solely of our equity method investment in CF Nitrogen, which entitles us, pursuant to a supply agreement that we entered into with CF Nitrogen, to purchase up to a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which consist primarily of financial services related to crop production and a U.S.

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

    Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our income (loss) before income taxes does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes during the spring planting season. Our global grain marketing operations are subject to fluctuations in volume and income based on producer harvests, world grain prices, demand and global trade volumes. Our Energy segment generally experiences higher volumes in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes during the winter heating and fall crop-drying seasons.

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

    Segment information for the three and six months ended February 28, 2021, and February 29, 2020, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$1,470,465	$6,942,185	$—	$12,046	$(104,537)	$8,320,159
Intersegment revenues	(98,307)	(3,973)	—	(2,257)	104,537	—
Revenues, net of intersegment revenues	$1,372,158	$6,938,212	$—	$9,789	$—	$8,320,159
Operating (loss) earnings	(55,449)	2,093	(8,240)	1,806	—	(59,790)
Interest expense	1,063	16,630	12,241	7	(1,086)	28,855
Other income	(990)	(11,636)	(302)	(6,004)	1,086	(17,846)
Equity income from investments	(832)	(16,945)	(31,344)	(14,988)	—	(64,109)
(Loss) income before income taxes	$(54,690)	$14,044	$11,165	$22,791	$—	$(6,690)

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 29, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$1,561,908	$5,127,441	$—	$14,049	$(105,172)	$6,598,226
Intersegment revenues	(100,858)	(3,239)	—	(1,075)	105,172	—
Revenues, net of intersegment revenues	$1,461,050	$5,124,202	$—	$12,974	$—	$6,598,226
Operating earnings (loss)	137,187	(6,809)	(10,559)	(4,334)	—	115,485
Interest expense	(187)	20,759	11,971	3,032	(2,164)	33,411
Other income	(938)	(11,395)	(348)	(835)	2,164	(11,352)
Equity (income) loss from investments	(609)	4,672	(27,923)	(10,538)	—	(34,398)
Income (loss) before income taxes	$138,921	$(20,845)	$5,741	$4,007	$—	$127,824

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$2,828,310	$14,392,490	$—	$27,528	$(212,526)	$17,035,802
Intersegment revenues	(198,305)	(8,876)	—	(5,345)	212,526	—
Revenues, net of intersegment revenues	$2,630,005	$14,383,614	$—	$22,183	$—	$17,035,802
Operating (loss) earnings	(123,834)	77,617	(15,862)	9,732	—	(52,347)
Interest expense	826	31,135	23,403	1,145	(2,604)	53,905
Other income	(1,472)	(23,453)	(1,867)	(6,282)	2,604	(30,470)
Equity income from investments	(1,321)	(27,118)	(53,033)	(32,660)	—	(114,132)
(Loss) income before income taxes	$(121,867)	$97,053	$15,635	$47,529	$—	$38,350
Total assets as of February 28, 2021	$4,415,250	$8,687,820	$2,667,517	$2,795,556	$—	$18,566,143

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 29, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$3,589,803	$10,843,434	$—	$29,999	$(243,525)	$14,219,711
Intersegment revenues	(233,330)	(7,377)	—	(2,818)	243,525	—
Revenues, net of intersegment revenues	$3,356,473	$10,836,057	$—	$27,181	$—	$14,219,711
Operating earnings (loss)	298,386	(7,226)	(18,381)	(82)	—	272,697
Interest expense	187	41,500	24,101	6,870	(4,276)	68,382
Other income	(1,902)	(22,848)	(1,916)	(2,460)	4,276	(24,850)
Equity (income) loss from investments	(973)	8,829	(62,757)	(29,159)	—	(84,060)
Income (loss) before income taxes	$301,074	$(34,707)	$22,191	$24,667	$—	$313,225

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

The following tables present the gross fair values of derivative assets, derivative liabilities and margin deposits (cash collateral) recorded on our Condensed Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP. Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Condensed Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet - Offsetting.

	February 28, 2021
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$980,141	$—	$18,849	$961,292
Foreign exchange derivatives	7,221	—	5,891	1,330
Embedded derivative asset	15,865	—	—	15,865
Total	$1,003,227	$—	$24,740	$978,487
Derivative Liabilities
Commodity derivatives	$515,002	$1,893	$19,964	$493,145
Foreign exchange derivatives	64,669	—	5,891	58,778
Total	$579,671	$1,893	$25,855	$551,923

	August 31, 2020
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$327,493	$—	$2,980	$324,513
Foreign exchange derivatives	11,809	—	9,385	2,424
Embedded derivative asset	18,998	—	—	18,998
Total	$358,300	$—	$12,365	$345,935
Derivative Liabilities
Commodity derivatives	$343,343	$956	$5,578	$336,809
Foreign exchange derivatives	69,466	—	9,385	60,081
Total	$412,809	$956	$14,963	$396,890

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 28, 2021, and August 31, 2020, was $15.2 million and $21.2 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of February 28, 2021, and August 31, 2020, was $4.3 million and $5.4 million, respectively.

Derivatives Not Designated as Hedging Instruments

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2021, and February 29, 2020.

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(191,284)	$100,268	$(392,646)	$142,942
Foreign exchange derivatives	Cost of goods sold	(30,881)	(37,148)	(8,240)	(47,309)
Foreign exchange derivatives	Marketing, general and administrative expenses	(435)	195	173	1,938
Embedded derivative	Other income	302	348	1,866	1,917
Total		$(222,298)	$63,663	$(398,847)	$99,488

Commodity Contracts

    As of February 28, 2021, and August 31, 2020, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	February 28, 2021		August 31, 2020
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	851,400	1,181,716	664,673	892,303
Energy products (barrels)	12,560	11,779	10,028	6,570
Processed grain and oilseed (tons)	609	2,320	657	3,304
Crop nutrients (tons)	2	177	74	127
Ocean freight (metric tons)	370	—	1,140	95
Natural gas (MMBtu)	—	200	—	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $1.4 billion and $1.2 billion as of February 28, 2021, and August 31, 2020, respectively.

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

    Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $1.9 million were recognized in other income in our Condensed Consolidated Statements of Operations for each of the six months ended February 28, 2021, and February 29, 2020.

The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheet as of February 28, 2021, was equal to $15.9 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period the underlying transaction affects earnings. As of February 28, 2021, and August 31, 2020, the aggregate notional amount of cash flow hedges was 1.5 million and 9.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2021	August 31, 2020	Balance Sheet Location	February 28, 2021	August 31, 2020
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$11,008	$34,052	Other current liabilities	$1,154	$8,821

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2021, and February 29, 2020:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Commodity derivatives	$(2,084)	$(8,130)	$(110)	$(15,233)

    The following table presents the pretax gains relating to cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2021, and February 29, 2020:

		Three Months Ended		Six Months Ended
	Location of Gain	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$4,082	$2,126	$16,755	$6,978

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

    Recurring fair value measurements as of February 28, 2021, and August 31, 2020, are as follows:

	February 28, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,856	$989,293	$—	$991,149
Foreign exchange derivatives	—	7,302	—	7,302
Deferred compensation assets	49,314	—	—	49,314
Embedded derivative asset	—	15,865	—	15,865
Segregated investments and marketable securities	185,224	—	—	185,224
Other assets	5,991	—	—	5,991
Total	$242,385	$1,012,460	$—	$1,254,845
Liabilities
Commodity derivatives	$4,409	$511,748	$—	$516,157
Foreign exchange derivatives	—	64,669	—	64,669
Total	$4,409	$576,417	$—	$580,826

	August 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,762	$355,783	$—	$361,545
Foreign exchange derivatives	—	11,523	—	11,523
Deferred compensation assets	47,669	—	—	47,669
Embedded derivative asset	—	18,998	—	18,998
Segregated investments and marketable securities	85,950	—	—	85,950
Other assets	5,276	—	—	5,276
Total	$144,657	$386,304	$—	$530,961
Liabilities
Commodity derivatives	$6,037	$346,126	$—	$352,163
Foreign exchange derivatives	—	69,467	—	69,467
Total	$6,037	$415,593	$—	$421,630

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

    Segregated investments and marketable securities. Our segregated investments and marketable securities are comprised of investments in various government agencies and U.S. Treasury securities, which are valued using quoted market prices and classified within Level 1.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $181.3 million were outstanding on February 28, 2021. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2021.

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

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Operating lease expense	$18,060	$20,538	$35,974	$36,098
Finance lease expense:
Amortization of assets	1,890	1,073	3,945	3,262
Interest on lease liabilities	230	261	476	485
Short-term lease expense	4,068	6,317	8,424	9,660
Variable lease expense	863	710	1,541	913
Total net lease expense*	$25,111	$28,899	$50,360	$50,418
*Income related to sub-lease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases is as follows:

	Balance Sheet Location	February 28, 2021	August 31, 2020
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$265,684	$257,834
Liabilities
Current operating lease liabilities	Accrued expenses	58,766	57,200
Long-term operating lease liabilities	Other liabilities	210,440	203,691
Total operating lease liabilities		$269,206	$260,891

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$40,502	$44,860
Liabilities
Current finance lease liabilities	Current portion of long-term debt	6,827	7,993
Long-term finance lease liabilities	Long-term debt	20,379	23,467
Total finance lease liabilities		$27,206	$31,460

Weighted average remaining lease term (in years)
Operating leases		8.1	8.3
Finance leases		6.2	6.0

Weighted average discount rate
Operating leases		3.05%	3.11%
Finance leases		3.37%	3.33%

    Supplemental cash flow and other information related to operating and finance leases are as follows:

	Six Months Ended
	February 28, 2021	February 29, 2020
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$37,460	$28,368
Operating cash flows from finance leases	476	485
Financing cash flows from finance leases	4,602	3,285
Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	27,919	18,162
Right of use asset modifications	18,038	3,967

    Maturities of lease liabilities as of February 28, 2021, were as follows:

	February 28, 2021
	Finance Leases	Operating Leases
	(Dollars in thousands)
Remainder of fiscal 2021	$3,775	$35,958
Fiscal 2022	7,051	62,491
Fiscal 2023	6,121	48,834
Fiscal 2024	3,494	38,956
Fiscal 2025	2,086	28,928
After fiscal 2025	8,113	105,485
Total maturities of lease liabilities	30,640	320,652
Less amounts representing interest	3,434	51,446
Present value of future minimum lease payments	27,206	269,206
Less current lease liabilities	6,827	58,766
Long-term lease liabilities	$20,379	$210,440

Note 15        Other Current Assets and Liabilities

    Other current assets and liabilities as of February 28, 2021, and August 31, 2020, are as follows:

	February 28, 2021	August 31, 2020
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$999,072	$371,195
Margin and related deposits	328,849	194,097
Supplier advance payments	515,663	198,699
Other	306,666	253,497
Total other current assets	$2,150,250	$1,017,488
Other current liabilities
Customer margin deposits and credit balances	$218,217	$149,539
Customer advance payments	1,084,039	300,100
Derivative liabilities (Note 11)	576,543	416,204
Dividends and equity payable	69,982	63,000
Total other current liabilities	$1,948,781	$928,843

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
•Fiscal 2021 Second Quarter Highlights
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

Fiscal 2021 Second Quarter Highlights

•Strong global demand drove commodity prices higher, and improved trade relations between the United States and foreign trade partners led to continued volume increases for grain and oilseed, which significantly improved earnings in our Ag segment compared to the prior year.
•Although improved from the first quarter of fiscal 2021, unfavorable market conditions in our refined fuels business, driven primarily by the COVID-19 pandemic and exceptionally high costs for renewable energy credits, resulted in volume and margin declines that significantly reduced earnings compared to the prior year.
•Focused cost reduction initiatives launched during the current year resulted in reduced marketing, general and administrative expenses.
•A significant portion of our global employees continued with remote working arrangements. In addition to remote working arrangements, we also increased hygiene and infection-control processes at all our facilities and developed risk mitigation and exposure policies applicable to our enterprise. The costs of those activities were not material during the second quarter of fiscal 2021 and are not expected to be material for the remainder of fiscal 2021. In addition, our operations were deemed to be essential infrastructure industries by federal and state governments, which allowed us to continue operating all our facilities and operations.

Fiscal 2021 Trends Update

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have significant positive or negative impacts. As with virtually all other companies in the United States, we are dealing with effects of the COVID-19 pandemic. Most of our operations are considered to be essential; however, periods of depressed demand and pricing could result in decreased profitability and the need to assess for potential impairments. The rollout of COVID-19 vaccines and other efforts to respond to the COVID-19 pandemic in the United States and globally could also impact the profitability of our businesses. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020, for additional considerations of risks the COVID-19 pandemic may continue to have on our business, liquidity, capital resources and financial results.

Although improving from the lows of the prior fiscal year, the energy industry continued to experience significant volume and margin reductions. These reductions are primarily the result of the COVID-19 pandemic, which began in our second quarter of fiscal 2020 and significantly reduced our profitability. In addition, the cost of renewable energy credits has increased significantly, which negatively impacted our profitability during the second quarter of fiscal 2021. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect uncertainty and volatility to drive unfavorable market conditions in the energy industry that will negatively impact our profitability through the remainder of fiscal 2021.

    Although challenges remain, the U.S. agricultural industry has experienced increased demand for grain and oilseed commodities following the Phase One trade agreement with China, which has resulted in increased volumes and improved commodity prices. Unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity of the impact such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions could impact our operations. As a result, while we expect revenues, margins and cash flows from core operations in our Ag segment to stabilize through the remainder of fiscal 2021, unforeseen global market conditions with negative impacts remain a risk that could put pressure on asset valuations in our Ag segment.

In addition to market conditions that impact our businesses, we will continue to take actions to protect our financial health while continuing to deliver on our enterprise resource planning system implementation and advance our targeted operating model, with actions that include implementing plans to substantially reduce budgeted costs and improving cash flow management with the objective of generating substantial additional operating cash flows.

Operating Metrics

Energy

    Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasolines, distillates and other products. The following table provides information about our consolidated refinery operations.

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	96,847	97,863	94,709	91,410
All other crude oil	56,302	75,156	58,202	76,988
Other feedstocks and blendstocks	11,744	12,671	13,791	14,978
Total refinery throughput volumes	164,893	185,690	166,702	183,376
Refined fuel yields
Gasolines	77,479	89,160	80,890	90,721
Distillates	68,916	77,714	67,376	75,321

    We are subject to the Renewable Fuels Standard, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 350% and 125%, respectively, during the second quarter of fiscal 2021 compared to the same period of the prior year, which negatively impacted our profitability during the second quarter of fiscal 2021.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads and the WCS crude oil differential each decreased during the three and six months ended February 28, 2021, compared to the same period during the prior year, contributing to a significant decline in IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impact our Energy segment.

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Market indicators
WTI crude oil (dollars per barrel)	$52.74	$55.96	$46.46	$56.03
WTI - WCS crude oil differential (dollars per barrel)	$11.91	$21.56	$10.85	$17.27
Group 3 2:1:1 crack spread (dollars per barrel)*	$12.55	$13.21	$10.10	$15.84
Group 3 5:3:2 crack spread (dollars per barrel)*	$12.08	$12.37	$9.73	$14.90
D6 ethanol RIN (dollars per RIN)	$0.8745	$0.1945	$0.7115	$0.1806
D4 ethanol RIN (dollars per RIN)	$1.0385	$0.4616	$0.9245	$0.5102
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains States.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and six months ended February 28, 2021, and February 29, 2020.

		Three Months Ended		Six Months Ended
	Market Source*	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$5.29	$3.79	$4.64	$3.81
Soybeans (dollars per bushel)	Chicago Board of Trade	$13.63	$9.00	$12.23	$9.00
Wheat (dollars per bushel)	Chicago Board of Trade	$6.21	$5.47	$5.82	$5.32
Urea (dollars per ton)	Green Markets NOLA	$293.00	$221.00	$259.00	$223.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$154.88	$130.00	$137.10	$141.00
Ethanol (dollars per gallon)	Chicago Platts	$1.54	$1.35	$1.50	$1.42

Volumes
Grain and oilseed (thousands of bushels)		665,030	583,749	1,411,613	1,203,288
North American grain and oilseed port throughput (thousands of bushels)		218,616	127,093	438,322	263,949
Crop nutrients (thousands of tons)		1,534	1,476	3,409	3,327
Ethanol (thousands of gallons)		218,147	225,524	438,918	447,800
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended February 28, 2021, and February 29, 2020

	Three Months Ended
	February 28, 2021	% of Revenues	February 29, 2020	% of Revenues
	(Dollars in thousands)
Revenues	$8,320,159	100.0%	$6,598,226	100.0%
Cost of goods sold	8,218,439	98.8	6,283,171	95.2
Gross profit	101,720	1.2	315,055	4.8
Marketing, general and administrative expenses	161,510	1.9	199,570	3.0
Operating (loss) earnings	(59,790)	(0.7)	115,485	1.8
Interest expense	28,855	0.3	33,411	0.5
Other income	(17,846)	(0.2)	(11,352)	(0.2)
Equity income from investments	(64,109)	(0.8)	(34,398)	(0.5)
(Loss) income before income taxes	(6,690)	(0.1)	127,824	1.9
Income tax expense	31,668	0.4	2,130	—
Net (loss) income	(38,358)	(0.5)	125,694	1.9
Net (loss) income attributable to noncontrolling interests	(129)	—	247	—
Net (loss) income attributable to CHS Inc.	$(38,229)	(0.5)%	$125,447	1.9%

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended February 28, 2021. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(54,690)	$138,921	$(193,611)	(139.4)%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended February 28, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Less advantageous market conditions in our refined fuels business compared to the same period of the prior year resulted in significantly lower margins and volumes. These market conditions were driven by the continued impact of the demand shocks occurring during the COVID-19 pandemic that resulted in a combination of decreased WCS crude oil differentials experienced on heavy Canadian crude oil processed by our refineries and lower crack spreads.
•Significantly higher RIN prices negatively impacted margins by approximately $40.0 million.
•Lower propane margins and volumes due to warmer winter weather conditions during most of the second quarter of fiscal 2021 and increased distribution costs reduced income compared to the same period during the prior year.

Ag

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$14,044	$(20,845)	$34,889	167.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended February 28, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Favorable weather conditions and improved relations between the United States and foreign trade partners drove increased volumes of feed and farm supplies and grain and oilseed commodities, respectively.
•Decreased marketing, general and administrative expenses associated with focused cost reduction initiatives and increased equity income from our investment in TEMCO, LLC ("TEMCO").
•Decreased margins on grain and oilseed resulted from global commodity market conditions during the second quarter of fiscal 2021, including mark-to-market losses which we expect to reverse over time. The decreased margins were partially offset by improved margins for certain other agricultural products, including processing and food ingredients, which improved as a result of stronger soybean crush margins.

All Other Segments

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$11,165	$5,741	$5,424	94.5%
Corporate and Other IBIT	$22,791	$4,007	$18,784	468.8%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    Our Nitrogen Production segment IBIT increased as a result of higher equity method income attributed to increased sale prices of urea, which is produced and sold by CF Nitrogen. Corporate and Other IBIT increased due to a combination of factors, including decreased marketing, general and administrative expenses as a result of focused cost-reduction initiatives, decreased interest expense due to decreased interest rates and increased equity income from our equity method investment in Ardent Mills, LLC ("Ardent Mills") as a result of increased demand for flour.

Revenues by Segment

Energy

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,372,158	$1,461,050	$(88,892)	(6.1)%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended February 28, 2021, compared to the same period during the prior year.
The change in Energy segment revenues reflects the following:
•Decreased selling prices and volumes for refined fuels as a result of global market conditions, including continued impact of the demand shocks occurring during the COVID-19 pandemic, as well as product mix, contributed to $100.3 million and $40.1 million decreases in revenues, respectively.
•Lower volumes of propane driven by lower demand as a result of warm winter weather conditions during most of the second quarter of fiscal 2021 contributed to a $13.6 million decrease in revenues.
•Lower revenues were partially offset by increased selling prices for propane as a result of global market conditions during the second quarter of fiscal 2021, which positively impacted revenue by $70.7 million.

Ag

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,938,212	$5,124,202	$1,814,010	35.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended February 28, 2021, compared to the same period during the prior year.
The change in Ag segment revenues reflects the following:
•Improved trade relations between the United States and foreign trade partners and favorable weather conditions for most of the winter compared to the same period of the prior year drove increased volumes. Stronger grain and oilseed movement contributed to a $612.5 million increase in revenues with the remaining increase being composed primarily of improved sales volumes of agronomy products and feed and farm supplies.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we experienced decreased revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during the three months ended February 28, 2021.
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $937.9 million increase in revenues. The remaining price increase was attributed to a combination of mostly offsetting price increases and decreases for processing and food ingredients, feed and farm supplies and agronomy products, which fluctuated as a result of global market conditions and product mix.

All Other Segments

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$9,789	$12,974	$(3,185)	(24.5)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Corporate and Other revenues decreased during the three months ended February 28, 2021, compared to the same period during the prior year as a result of lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,380,045	$1,270,092	$109,953	8.7%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended February 28, 2021, compared to the same period during the prior year.
The change in Energy segment COGS reflects the following:
•Increased costs for propane as a result of global market conditions and increased distribution costs resulted in an $85.0 million increase of COGS.
•Increased costs for refined fuels as a result of global market conditions contributed to a $75.5 million increase of COGS, the majority of which related to the impact of significantly higher RIN prices.
•Decreased volumes of refined fuels and propane contributed to $34.7 million and $12.1 million decreases of COGS, respectively. Decreased refined fuels volumes were driven by the continued impact of the demand shocks occurring during the COVID-19 pandemic. Decreased propane volumes were due to lower demand that resulted from warm winter weather conditions during most of the second quarter of fiscal 2021.

Ag

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,841,093	$5,012,580	$1,828,513	36.5%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended February 28, 2021, compared to the same period during the prior year.
The change in Ag segment COGS reflects the following:
•Volume increases in the Ag segment resulted primarily from improved trade relations between the United States and foreign trade partners and favorable weather conditions during the winter compared to the same period of the prior year. Stronger grain and oilseed movement contributed to a $606.3 million increase of COGS with the remaining increase being composed primarily of improved sales volumes of agronomy products and feed and farm supplies.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we experienced decreased revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during the three months ended February 28, 2021.
•Higher pricing for grain and oilseed resulted from increased global demand and contributed to a $1.0 billion increase of COGS. Changes in costs for other agricultural products were mostly offsetting and driven by a combination of global market conditions and product mix.

All Other Segments

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$422	$996	$(574)	(57.6)%
Corporate and Other COGS	$(3,121)	$(498)	$(2,623)	(526.7)%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended February 28, 2021, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$161,510	$199,570	$(38,060)	(19.1)%

    Marketing, general and administrative expenses decreased during the three months ended February 28, 2021, compared to the three months ended February 29, 2020, due to decreased employee-related expenses, lower bad debt expenses and various cost reduction initiatives launched during the current year.

Interest Expense

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Interest expense	$28,855	$33,411	$(4,556)	(13.6)%

    Interest expense decreased during the three months ended February 28, 2021, as a result of lower interest rates compared to the same period of the prior year.

Other Income

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Other income	$17,846	$11,352	$6,494	57.2%

    Other income increased during the three months ended February 28, 2021, primarily due to an investment gain that did not occur during the same period of the prior year.

Equity Income from Investments

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$64,109	$34,398	$29,711	86.4%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments increased during the three months ended February 28, 2021, compared to the same period during the prior year, primarily due to increased equity income associated with our equity method investment in TEMCO, which experienced a significant increase in volumes and profitability with increased trade flows to China. In addition, TEMCO changed its business model during the three months ended February 28, 2021, which has improved its operating efficiency. CF Nitrogen and Ardent Mills experienced higher equity income during the second quarter of fiscal 2021 as a result of higher urea prices and increased demand for flour, respectively.

Income Tax Expense

	Three Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$31,668	$2,130	$29,538	1,386.8%

    Increased income tax expense during the three months ended February 28, 2021, primarily reflected changes in the mix of full-year earnings projected across business units and equity management assumptions. Effective tax rates for the three months ended February 28, 2021, and February 29, 2020, were (473.4)% and 1.7%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.9% and 24.7% for the three months ended February 28, 2021, and February 29, 2020, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

Six Months Ended February 28, 2021, and February 29, 2020

	Six Months Ended
	February 28, 2021	% of Revenues	February 29, 2020	% of Revenues
	(Dollars in thousands)
Revenues	$17,035,802	100.0%	$14,219,711	100.0%
Cost of goods sold	16,755,978	98.4	13,579,113	95.5
Gross profit	279,824	1.6	640,598	4.5
Marketing, general and administrative expenses	332,171	1.9	367,901	2.6
Operating (loss) earnings	(52,347)	(0.3)	272,697	1.9
Interest expense	53,905	0.3	68,382	0.5
Other income	(30,470)	(0.2)	(24,850)	(0.2)
Equity income from investments	(114,132)	(0.7)	(84,060)	(0.6)
Income before income taxes	38,350	0.2	313,225	2.2
Income tax expense	7,339	—	8,794	0.1
Net income	31,011	0.2	304,431	2.1
Net (loss) income attributable to noncontrolling interests	(431)	—	1,102	—
Net income attributable to CHS Inc.	$31,442	0.2%	$303,329	2.1%

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the six months ended February 28, 2021. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(121,867)	$301,074	$(422,941)	(140.5)%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the six months ended February 28, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Less advantageous market conditions in our refined fuels business compared to the same period of the prior year resulted in significantly lower margins and volumes. These market conditions were driven by continued impact of the demand shocks occurring during the COVID-19 pandemic, which resulted in a combination of decreased crack spreads and decreased WCS crude oil differentials experienced on heavy Canadian crude oil processed by our refineries.
•Significantly higher RIN prices negatively impacted margins by approximately $63.0 million.
•Lower propane margins due to the reversal of hedging gains recognized during the prior year and reduced propane volumes as a result of warmer, drier fall and winter weather conditions during fiscal 2021 reduced income compared to the same period during the prior year.

Ag

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$97,053	$(34,707)	$131,760	379.6%

The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the six months ended February 28, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Improved relations between the United States and foreign trade partners drove increased volumes of grain and oilseed commodities.
•Favorable weather conditions during the fall harvest and winter compared to the prior year contributed to increased volumes and margins across much of our Ag segment, particularly feed and farm supplies and processing food and ingredients. These improved margins were partially offset by decreased grain and oilseed margins, including mark-to-market losses which we expect to reverse over time.
•We saw decreased marketing, general and administrative expenses associated with focused cost-reduction initiatives and increased equity income from our investment in TEMCO.

All Other Segments

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$15,635	$22,191	$(6,556)	(29.5)%
Corporate and Other IBIT	$47,529	$24,667	$22,862	92.7%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    Although urea and UAN margins improved during the second quarter of fiscal 2021, our Nitrogen Production segment experienced decreased IBIT due to lower equity method income attributed to reduced sale prices of UAN and increased natural gas costs, which were partially offset by increased sale prices of urea. Corporate and Other IBIT increased primarily due to decreased marketing, general and administrative expenses as a result of focused cost reduction efforts, decreased interest expense due to decreased interest rates and increased equity income from our equity method investment in Ardent Mills as a result of increased demand for flour.

Revenues by Segment

Energy

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,630,005	$3,356,473	$(726,468)	(21.6)%

The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the six months ended February 28, 2021, compared to the same period during the prior year.
The change in Energy segment revenues reflects the following:
•Decreased selling prices and volumes for refined fuels as a result of global market conditions, including the continued impact of the demand shocks occurring during the COVID-19 pandemic, as well as product mix, contributed to $590.0 million and $117.0 million decreases in revenues, respectively.
•Decreased volumes of propane resulting from lower demand due to warm and drier weather conditions during the fall and winter contributed to a $75.1 million decrease in revenues. This decrease was partially offset by higher selling prices for propane as a result of global market conditions during fiscal 2021, which resulted in a $73.1 million increase of revenues.

Ag

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$14,383,614	$10,836,057	$3,547,557	32.7%

The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the six months ended February 28, 2021, compared to the same period during the prior year.
The change in Ag segment revenues reflects the following:
•Trade relations improved between the United States and foreign trade partners and weather conditions were more favorable during the fall harvest and winter compared to the same period of the prior year. Stronger grain and oilseed shipments contributed to a $1.7 billion increase in revenues with the remaining increase being composed primarily of improved sales volumes of agronomy products and feed and farm supplies.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we experienced decreased revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during fiscal 2021.
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $1.6 billion increase in revenues. The price increase attributed to grain and oilseed was partially offset by feed and farm supplies price decreases, which were the result of improved global market conditions and product mix.

All Other Segments

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$22,183	$27,181	$(4,998)	(18.4)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Corporate and Other revenues decreased during the six months ended February 28, 2021, compared to the same period during the prior year as a result of lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,661,087	$2,956,254	$(295,167)	(10.0)%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the six months ended February 28, 2021, compared to the same period during the prior year.
The change in Energy segment COGS reflects the following:
•Decreased costs and volumes for refined fuels as a result of global market conditions, including the continued impact of demand shocks occurring during the COVID-19 pandemic, as well as product mix, contributed to $231.9 million and $104.3 million decreases of COGS, respectively. The decreased COGS for refined fuels was partially offset by significantly higher costs for RINs of approximately $63.0 million.
•Lower volumes of propane contributed to a $62.5 million decrease of COGS, which were driven by lower demand that resulted from warm and drier weather conditions during the fall harvest and winter heating season.
•Global market conditions, reversal of hedging gains recognized during the prior year and elevated costs contributed to a $120.5 million increase of COGS for propane that partially offset the decreased costs for refined fuels.

Ag

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$14,101,435	$10,622,780	$3,478,655	32.7%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the six months ended February 28, 2021, compared to the same period during the prior year.
The change in Ag segment COGS reflects the following:
•Improved trade relations between the United States and foreign trade partners and favorable weather conditions during the fall harvest and winter compared to the same period of the prior year drove volumes higher. Stronger grain and oilseed shipments contributed to a $1.8 billion increase of COGS with the remaining increase being composed primarily of improved volumes of agronomy products and feed and farm supplies.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we experienced decreased revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during fiscal 2021.
•Higher prices for grain and oilseed resulted from increased global demand and contributed to a $1.6 billion increase of COGS. The price increase attributed to grain and oilseed was partially offset by price decreases for feed and farm supplies, which were driven by global market conditions and product mix.

All Other Segments

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$843	$1,534	$(691)	(45.0)%
Corporate and Other COGS	$(7,387)	$(1,455)	$(5,932)	407.7%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the six months ended February 28, 2021, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$332,171	$367,901	$(35,730)	(9.7)%

    Marketing, general and administrative expenses decreased during the six months ended February 28, 2021, compared to the six months ended February 29, 2020, due to lower employee-related expenses, lower bad debt expenses and focused cost reduction initiatives launched during the current year.

Interest Expense

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Interest expense	$53,905	$68,382	$(14,477)	(21.2)%

Interest expense decreased during the six months ended February 28, 2021, as a result of lower interest rates compared to the same period of the prior year.

Other Income

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Other income	$30,470	$24,850	$5,620	22.6%

Other income increased during the six months ended February 28, 2021, primarily due to investment gains that did not occur during the same period of the prior year.

Equity Income from Investments

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$114,132	$84,060	$30,072	35.8%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments increased during the six months ended February 28, 2021, compared to the same period during the prior year, primarily due to increased equity income associated with our equity method investment in TEMCO, which experienced a significant increase in volumes and profitability with increased trade flows to China. In addition, TEMCO changed its business model during the six months ended February 28, 2021, which has improved its operating efficiency.

Income Tax Expense

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$7,339	$8,794	$(1,455)	(16.5)%

Decreased income tax expense during the six months ended February 28, 2021, primarily reflects changes in the mix of full-year earnings projected across business units and equity management assumptions, as well as tax benefits related to an intercompany transfer of assets for tax planning. Effective tax rates for the six months ended February 28, 2021, and February 29, 2020, were 19.1% and 2.8%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.9% and 24.7% for the six months ended February 28, 2021, and February 29, 2020, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

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

    On February 28, 2021, we had working capital, defined as current assets less current liabilities, of $1.4 billion, and a current ratio, defined as current assets divided by current liabilities, of 1.2 compared to working capital of $1.3 billion and a current ratio of 1.3 on August 31, 2020. On February 29, 2020, we had working capital of $1.1 billion and a current ratio of 1.2 compared to working capital of $1.1 billion and a current ratio of 1.2 on August 31, 2019. Working capital and the current ratio may not be computed the same as similarly titled measures used by other companies. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health.

    As of February 28, 2021, we had cash and cash equivalents of $217.7 million, total equities of $8.7 billion, long-term debt (including current maturities) of $1.8 billion and notes payable of $3.0 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

    As we continue to navigate the impact of COVID-19 on our business and operations, we have strengthened our liquidity through a variety of means, including curtailing certain spending and reprioritizing capital expenditures. We are actively managing our short-term and long-term liquidity.

Fiscal 2021 and 2020 Activity

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on September 4, 2025. There was no balance outstanding under this facility as of February 28, 2021.

On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from 7 to 15 years and interest accruing at rates ranging from 3.24% to 3.73%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow. The funding of these notes took place on November 2, 2020. This funding is being used to pay debt maturities and manage liquidity.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of February 28, 2021, and August 31, 2020, total availability under the Securitization Facility was $538.0 million and $423.0 million, respectively, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 28, 2021, and August 31, 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

    On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

Cash Flows

    The following table presents summarized cash flow data for the six months ended February 28, 2021, and February 29, 2020:

	Six Months Ended		Change
	February 28, 2021	February 29, 2020	Dollars
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(1,134,545)	$301,598	$(1,436,143)
Net cash used in investing activities	(69,618)	(165)	(69,453)
Net cash provided by (used in) financing activities	1,319,720	(279,547)	1,599,267
Effect of exchange rate changes on cash and cash equivalents	1,026	(5,613)	6,639
Increase in cash and cash equivalents and restricted cash	$116,583	$16,273	$100,310

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $1.4 billion decrease in cash provided by operating activities reflects decreased net income during fiscal 2021 compared to the same period of the prior fiscal year and working capital increases, primarily associated with increased receivables and inventories.

    The $69.5 million increase in cash used in investing activities primarily reflects timing differences associated with borrowings and payments for CHS Capital notes receivable balances during fiscal 2021 compared to the same period during fiscal 2020.

    The $1.6 billion increase in cash provided by financing activities primarily reflects increased net cash inflows associated with our notes payable and long-term debt facilities, including the $375.0 million Note Purchase Agreement funding during the first quarter of fiscal 2021.

Future Uses of Cash

    We expect to utilize cash and cash equivalents, cash generated by operating activities and cash raised through the Note Purchase Agreement to fund capital expenditures, major maintenance, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2021:

•Capital expenditures. We expect total capital expenditures for fiscal 2021 to be approximately $467.5 million, compared to capital expenditures of $418.4 million in fiscal 2020. During the six months ended February 28, 2021, we acquired property, plant and equipment of $164.6 million.
•Debt and interest. We expect to repay approximately $555.3 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $73.7 million during fiscal 2021. During the six months ended February 28, 2021, we repaid $20.0 million of scheduled long-term debt maturities and an additional $366.0 million of long-term debt maturities.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding on February 28, 2021. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2021.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2020 patronage-sourced earnings to be paid to our member-owners during fiscal 2021.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $38.0 million to be distributed in fiscal 2021 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the six months ended February 28, 2021, we redeemed $12.5 million of member equity.

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

Working Capital Financing

    We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed lines of credit will provide adequate liquidity to meet our working capital needs. The following table summarizes our primary committed line of credit as of February 28, 2021:

Primary Revolving Credit Facilities	Maturities	Total Capacity	Borrowings Outstanding	Interest Rates
	(Fiscal Year)	(Dollars in thousands)
Committed five-year unsecured facility	2024	$2,750,000	$1,265,000	LIBOR or base rate + 0.00% to 1.55%

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs with borrowings outstanding of $475.0 million as of February 28, 2021.

    In addition to our facilities above, our wholly-owned subsidiaries CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda have lines of credit with $325.7 million outstanding as of February 28, 2021, and our other international subsidiaries have lines of credit with $108.0 million outstanding as of February 28, 2021.

Long-term Debt Financing

    The following table presents summarized long-term debt data (including current maturities) as of February 28, 2021, and August 31, 2020:

	February 28, 2021	August 31, 2020
	(Dollars in thousands)
Private placement debt	$1,715,576	$1,363,725
Bank financing	—	366,000
Finance lease obligations	27,206	31,460
Other notes and contract payable	33,787	34,709
Deferred financing costs	(4,464)	(4,771)
	$1,772,105	$1,791,123

CHS Capital Financing

    For a description of the Securitization Facility and the Repurchase Facility, see above in "Fiscal 2021 and 2020 Activity."

    CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. Total outstanding commitments under the program were $150.0 million as of February 28, 2021, of which $6.9 million was borrowed with an interest rate of 1.37%.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and bear interest at variable rates ranging from 0.10% to 1.40% as of February 28, 2021, and are due upon demand. Borrowings under these notes totaled $82.4 million as of February 28, 2021.

Covenants

    Our long-term debt is mostly unsecured; however, restrictive covenants under various debt agreements require maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2021. Based on our current fiscal 2021 projections, we expect continued covenant compliance.

    All outstanding private placement notes conform to financial covenants applicable to those of our amended and restated five-year unsecured revolving credit facility. The notes provide that if our ratio of consolidated funded debt to consolidated cash flows is greater than 3.0 to 1.0, the interest rate on outstanding notes will be increased between 0.25% and 1.00%, depending on the related note series, the actual ratio and/or whether the notes have an investment grade rating from a nationally recognized statistical rating organization, until the ratio becomes 3.0 to 1.0, or less. During the three months ended February 28, 2021, and February 29, 2020, our ratio of consolidated funded debt to consolidated cash flows remained below 3.0 to 1.0.

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on financial performance. During the six months ended February 28, 2021, we distributed $21.4 million of cash patronage related to the year ended August 31, 2020. During the six months ended February 29, 2020, we distributed cash patronage of $90.0 million.

    In accordance with authorization from our Board of Directors, we expect total cash redemptions related to the year ended August 31, 2020, which will be distributed in fiscal 2021, to be approximately $38.0 million and to include redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the six months ended February 28, 2021, $12.5 million of that amount was redeemed in cash, compared to $8.8 million redeemed in cash during the six months ended February 29, 2020.

Preferred Stock

    Dividends paid on our preferred stock during the six months ended February 28, 2021, and February 29, 2020, were $84.3 million. The following is a summary of our outstanding preferred stock as of February 28, 2021, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Off-Balance Sheet Financing Arrangements

    Guarantees

    We are a guarantor for lines of credit and performance obligations of related companies. As of February 28, 2021, our bank covenants allowed maximum guarantees of $1.0 billion, of which $181.3 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of February 28, 2021.

Debt

    We have no material off-balance sheet debt.

Loan Participations

    We engaged in off-balance sheet arrangements through certain loan participation agreements. Refer to further details about these arrangements in Note 3, Receivables, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended August 31, 2020.

Contractual Obligations

    Our contractual obligations presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020, have not materially changed during the six months ended February 28, 2021.

Critical Accounting Policies

    Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020, have not materially changed during the six months ended February 28, 2021.

Recent Accounting Pronouncements

    See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended February 28, 2021, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of February 28, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Between January 8, 2021, and March 16, 2021, a total of 21 putative class action lawsuits were filed in the United States District Courts for the District of Idaho, the Southern District of Illinois, the District of Kansas, the District of Minnesota and the Eastern District of Pennsylvania naming us and several other crop protection manufacturers, wholesalers and retailers, including BASF Corporation; Bayer CropScience, LP; Bayer CropScience, Inc.; Cargill Incorporated; Corteva, Inc.; Federated Co–Operatives Ltd.; GROWMARK FS, LLC, GROWMARK, Inc.; Nutrien AG Solutions Inc.; Simplot AB Retail Sub, Inc.; Syngenta Corporation; Tenkoz, Inc.; Univar Solutions, Inc.; and Winfield Solutions, LLC, as defendants. The lawsuits allege that the defendants violated various federal and state laws, including antitrust, unfair competition, consumer protection and unjust enrichment laws by conspiring to maintain supracompetitive prices in seeds and crop protection chemicals, such as fungicides, herbicides and insecticides ("Crop Inputs"), and to engage in a group boycott intended to prevent companies utilizing electronic sales platforms from competing in the Crop Inputs retail sales market, thereby harming farmers. The plaintiffs in the lawsuits seek to represent all persons or entities in the United States that, since January 1, 2014, have purchased a Crop Input manufactured by a defendant from either a defendant or other retailer. The lawsuits seek treble damages and injunctive and other relief. It is currently too early in the litigation to evaluate the likelihood of any particular outcome or of any estimate of the amount or range of potential loss.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 4 to the CHS Inc. Deferred Compensation Plan (2015 Restatement).
10.2	Amendment No. 6 to the CHS Inc. Deferred Compensation Plan (2015 Restatement).
10.3	Amendment No. 3 to 2015 Credit Agreement (10–Year Term Loan), dated as of February 19, 2021, by and among CHS Inc., CoBank, ACB, for its own benefit as a syndication party and as the administrative agent for the benefit of the present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K filed February 24, 2021).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 7, 2021	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer