Form 10-Q
period 2021-05-31
CHS INC
filed 2021-07-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	May 31, 2021
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota				41-0251095
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
5500 Cenex Drive
	Inver Grove Heights,	Minnesota	55077
(Address of principal executive offices, including zip code)
	(651)	355-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
8% Cumulative Redeemable Preferred Stock	CHSCP	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 1	CHSCO	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2	CHSCN	The Nasdaq Stock Market LLC
Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3	CHSCM	The Nasdaq Stock Market LLC
Class B Cumulative Redeemable Preferred Stock, Series 4	CHSCL	The Nasdaq Stock Market LLC

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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2021.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020, and Item 1A of Part II of CHS Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2021. These factors may include: changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the impact of the ongoing COVID–19 outbreak or other similar outbreaks; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions and casualty losses; the impact of workforce factors; our funding needs and financing sources; changes in the method of determining, or the replacement of, LIBOR; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course–of–business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices; the impairment of long–lived assets; and other factors affecting our businesses generally. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2021	August 31, 2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$301,230	$140,874
Receivables	3,191,478	2,366,047
Inventories	3,513,871	2,742,138
Other current assets	1,896,796	1,017,488
Total current assets	8,903,375	6,266,547
Investments	3,763,936	3,630,033
Property, plant and equipment	4,827,076	4,957,938
Other assets	1,106,239	1,139,429
Total assets	$18,600,626	$15,993,947
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,776,812	$1,575,491
Current portion of long-term debt	198,147	189,287
Accounts payable	2,378,812	1,724,516
Accrued expenses	595,660	501,904
Other current liabilities	1,444,716	928,843
Total current liabilities	7,394,147	4,920,041
Long-term debt	1,571,644	1,601,836
Other liabilities	683,642	652,897
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,133,465	5,161,610
Accumulated other comprehensive loss	(215,343)	(233,924)
Capital reserves	1,760,468	1,618,147
Total CHS Inc. equities	8,942,628	8,809,871
Noncontrolling interests	8,565	9,302
Total equities	8,951,193	8,819,173
Total liabilities and equities	$18,600,626	$15,993,947

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Revenues	$10,929,976	$7,241,031	$27,965,778	$21,460,742
Cost of goods sold	10,615,348	7,022,672	27,371,326	20,601,785
Gross profit	314,628	218,359	594,452	858,957
Marketing, general and administrative expenses	186,703	180,439	518,875	548,340
Operating earnings	127,925	37,920	75,577	310,617
Interest expense	28,992	26,661	82,897	95,043
Other income	(10,748)	(8,076)	(41,219)	(32,926)
Equity income from investments	(146,522)	(51,114)	(260,654)	(135,174)
Income before income taxes	256,203	70,449	294,553	383,674
Income tax benefit	(17,469)	(27,052)	(10,130)	(18,258)
Net income	273,672	97,501	304,683	401,932
Net income (loss) attributable to noncontrolling interests	81	(147)	(350)	955
Net income attributable to CHS Inc.	$273,591	$97,648	$305,033	$400,977

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$273,672	$97,501	$304,683	$401,932
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	3,888	3,490	11,402	12,309
Cash flow hedges	(4,991)	6,817	(3,881)	(4,867)
Foreign currency translation adjustment	8,218	(12,316)	11,060	(21,674)
Other comprehensive income (loss), net of tax	7,115	(2,009)	18,581	(14,232)
Comprehensive income	280,787	95,492	323,264	387,700
Comprehensive income (loss) attributable to noncontrolling interests	81	(147)	(350)	955
Comprehensive income attributable to CHS Inc.	$280,706	$95,639	$323,614	$386,745

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$304,683	$401,932
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	401,657	408,613
Equity income from investments, net of distributions received	(128,635)	1,339
Provision for doubtful accounts	3,353	7,692
Deferred taxes	17,379	(11,811)
Other, net	(24,420)	67,625
Changes in operating assets and liabilities:
Receivables	(885,496)	25,290
Inventories	(763,675)	(5,602)
Accounts payable and accrued expenses	775,825	(185,503)
Other, net	(333,049)	(183,732)
Net cash (used in) provided by operating activities	(632,378)	525,843
Cash flows from investing activities:
Acquisition of property, plant and equipment	(238,774)	(316,506)
Proceeds from disposition of property, plant and equipment	17,039	28,257
Expenditures for major maintenance	(42,466)	(10,414)
Proceeds from sale of business	39,567	694
Changes in CHS Capital notes receivable, net	31,543	219,173
Financing extended to customers	(1,890)	(5,139)
Payments from customer financing	6,110	21,341
Other investing activities, net	11,362	14,061
Net cash used in investing activities	(177,509)	(48,533)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	26,618,429	19,841,762
Payments on notes payable, long-term debt and finance lease obligations	(25,381,437)	(19,805,609)
Preferred stock dividends paid	(126,501)	(126,501)
Redemptions of equities	(37,809)	(86,272)
Cash patronage dividends paid	(30,042)	(90,112)
Other financing activities, net	(30,634)	(25,475)
Net cash provided by (used in) financing activities	1,012,006	(292,207)
Effect of exchange rate changes on cash and cash equivalents	(451)	(786)
Increase in cash and cash equivalents and restricted cash	201,668	184,317
Cash and cash equivalents and restricted cash at beginning of period	216,993	299,675
Cash and cash equivalents and restricted cash at end of period	$418,661	$483,992

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

Not Yet Adopted

None.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and nine months ended May 31, 2021 and 2020. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 842, Leases, and ASC Topic 470, Debt, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended May 31, 2021	(Dollars in thousands)
Energy	$1,533,643	$171,155	$—	$1,704,798
Ag	2,810,389	6,389,677	16,138	9,216,204
Corporate and Other	3,929	—	5,045	8,974
Total revenues	$4,347,961	$6,560,832	$21,183	$10,929,976

Three Months Ended May 31, 2020
Energy	$762,053	$128,866	$—	$890,919
Ag	2,026,588	4,290,627	20,686	6,337,901
Corporate and Other	6,027	—	6,184	12,211
Total revenues	$2,794,668	$4,419,493	$26,870	$7,241,031

Nine Months Ended May 31, 2021
Energy	$3,841,678	$493,125	$—	$4,334,803
Ag	5,324,396	18,232,235	43,187	23,599,818
Corporate and Other	14,925	—	16,232	31,157
Total revenues	$9,180,999	$18,725,360	$59,419	$27,965,778

Nine Months Ended May 31, 2020
Energy	$3,831,806	$415,586	$—	$4,247,392
Ag	4,446,097	12,681,108	46,753	17,173,958
Corporate and Other	16,910	—	22,482	39,392
Total revenues	$8,294,813	$13,096,694	$69,235	$21,460,742

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time; these revenues are primarily related to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to the customer. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were not material as of May 31, 2021, or August 31, 2020.

    Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $318.8 million and $139.1 million as of May 31, 2021, and August 31, 2020, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended May 31, 2021 and 2020, we recognized revenues of $34.2 million and $50.5 million related to contract liabilities, respectively. For the nine months ended May 31, 2021 and 2020, we recognized revenues of $126.2 million and $182.0 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective periods.

Note 3        Receivables

	May 31, 2021	August 31, 2020
	(Dollars in thousands)
Trade accounts receivable	$2,364,709	$1,476,585
CHS Capital short-term notes receivable	512,750	563,934
Other	458,760	491,068
Gross receivables	3,336,219	2,531,587
Less: allowances and reserves	144,741	165,540
Total receivables	$3,191,478	$2,366,047

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable with durations of generally not more than 10 years, totaling $68.3 million and $101.5 million as of May 31, 2021, and August 31, 2020, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of May 31, 2021, and August 31, 2020, the commercial notes represented 53% and 33%, respectively, and the producer notes represented 47% and 67%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of May 31, 2021, CHS Capital customers had additional available credit of $684.2 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of May 31, 2021, or August 31, 2020.

Note 4        Inventories

	May 31, 2021	August 31, 2020
	(Dollars in thousands)
Grain and oilseed	$1,689,408	$1,064,079
Energy	758,765	696,858
Agronomy	836,974	822,535
Processed grain and oilseed	187,132	126,022
Other	41,592	32,644
Total inventories	$3,513,871	$2,742,138

    As of May 31, 2021, and August 31, 2020, we valued approximately 15% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $313.3 million and $93.5 million as of May 31, 2021, and August 31, 2020, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	May 31, 2021	August 31, 2020
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,717,270	$2,662,618
Ventura Foods, LLC	418,571	381,351
Ardent Mills, LLC	218,822	208,927
Other equity method investments	279,020	253,182
Other investments	130,253	123,955
Total investments	$3,763,936	$3,630,033

    Joint ventures and other investments, in which we have significant ownership and influence but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Industries Nitrogen, LLC ("CF Nitrogen"); Ventura Foods, LLC ("Ventura Foods"); Ardent Mills, LLC ("Ardent Mills"); and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally measured at cost, unless an impairment or other observable market price change occurs, requiring an adjustment. Approximately $552.6 million of cumulative undistributed earnings from our equity method investees are included in the investments balance as of May 31, 2021.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the nine months ended May 31, 2021 and 2020:

	Nine Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Net sales	$2,116,040	$1,954,660
Gross profit	565,067	481,711
Net earnings	524,071	452,859
Earnings attributable to CHS Inc.	118,477	104,021

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes primarily vegetable-oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment are included in Corporate and Other.

The following table provides aggregate summarized unaudited financial information for our equity method investment in Ventura Foods for the nine months ended May 31, 2021 and 2020:

	Nine Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Net sales	$1,807,997	$1,693,097
Gross profit	304,720	450,510
Net earnings	154,384	39,175
Earnings attributable to CHS Inc.	77,192	19,588

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ardent Mills and TEMCO for the nine months ended May 31, 2021 and 2020:

	Nine Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Net sales	$5,663,762	$4,524,569
Gross profit	436,741	269,901
Net earnings	209,604	67,483
Earnings attributable to CHS Inc.	39,244	(3,875)

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in the aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of May 31, 2021. The table below summarizes our notes payable as of May 31, 2021, and August 31, 2020.

	May 31, 2021	August 31, 2020
	(Dollars in thousands)
Notes payable	$2,019,880	$763,215
CHS Capital notes payable	756,932	812,276
Total notes payable	$2,776,812	$1,575,491

    As of May 31, 2021, our primary line of credit was a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of May 31, 2021, and August 31, 2020, the outstanding balance on this facility was $1.2 billion and $345.0 million, respectively.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of May 31, 2021, total availability under the Securitization Facility was $600.0 million, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of May 31, 2021, and August 31, 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

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

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on September 4, 2025. There was no balance outstanding under this facility as of May 31, 2021.

    Interest expense for the three months ended May 31, 2021 and 2020, was $29.0 million and $26.7 million, respectively, net of capitalized interest of $3.9 million and $2.7 million, respectively. Interest expense for the nine months ended May 31, 2021 and 2020, was $82.9 million and $95.0 million, respectively, net of capitalized interest of $6.0 million and $8.9 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended May 31, 2021, was (6.8)%, compared to (38.4)% for the three months ended May 31, 2020. Our effective tax rate for the nine months ended May 31, 2021, was (3.4)%, compared to (4.8)% for the nine months ended May 31, 2020. Our income tax benefit for the nine months ended May 31, 2021, reflects the mix of full-year earnings projected across business units and equity management assumptions, including tax benefits related to an intercompany transfer of assets for tax planning. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $136.1 million and $111.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of May 31, 2021, and August 31, 2020, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the three and nine months ended May 31, 2021 and 2020, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year redemption estimates	7,726	—	—	—	—	—	—	7,726
Redemptions of equities	(6,539)	(31)	(1,156)	—	—	—	—	(7,726)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(654)	(47)	(197)	—	—	(7,798)	35	(8,661)
Net income (loss)	—	—	—	—	—	69,671	(302)	69,369
Other comprehensive income, net of tax	—	—	—	—	8,917	—	—	8,917
Estimated 2021 cash patronage refunds	—	—	—	—	—	(9,304)	—	(9,304)
Estimated 2021 equity redemptions	(9,304)	—	—	—	—	—	—	(9,304)
Balances, November 30, 2020	$3,715,416	$28,649	$1,407,343	$2,264,038	$(225,007)	$1,586,382	$9,035	$8,785,856
Reversal of prior year patronage and redemption estimates	4,760	—	(211,970)	—	—	233,345	—	26,135
Distribution of 2020 patronage refunds	—	—	214,720	—	—	(236,136)	—	(21,416)
Redemptions of equities	(4,177)	(35)	(548)	—	—	—	—	(4,760)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(26)	—	(15)	—	—	1,068	(361)	666
Net loss	—	—	—	—	—	(38,229)	(129)	(38,358)
Other comprehensive income, net of tax	—	—	—	—	2,549	—	—	2,549
Estimated 2021 cash patronage refunds	—	—	—	—	—	5,639	—	5,639
Estimated 2021 equity redemptions	5,639	—	—	—	—	—	—	5,639
Balances, February 28, 2021	$3,721,612	$28,614	$1,409,530	$2,264,038	$(222,458)	$1,509,902	$8,545	$8,719,783
Reversal of prior year redemption estimates	15,514	—	5,000	—	—	8,625	—	29,139
Distribution of 2020 patronage refunds	—	—	7	—	—	(8,632)	—	(8,625)
Redemptions of equities	(19,275)	(35)	(6,013)	—	—	—	—	(25,323)
Other, net	(298)	43	58	—	—	(1,726)	(61)	(1,984)
Net income	—	—	—	—	—	273,591	81	273,672
Other comprehensive income, net of tax	—	—	—	—	7,115	—	—	7,115
Estimated 2021 cash patronage refunds	—	—	—	—	—	(21,292)	—	(21,292)
Estimated 2021 equity redemptions	(21,292)	—	—	—	—	—	—	(21,292)
Balances, May 31, 2021	$3,696,261	$28,622	$1,408,582	$2,264,038	$(215,343)	$1,760,468	$8,565	$8,951,193

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2019	$3,753,493	$29,074	$1,206,310	$2,264,038	$(226,933)	$1,584,158	$7,390	$8,617,530
Reversal of prior year redemption estimates	5,447	—	—	—	—	—	—	5,447
Redemptions of equities	(4,721)	(54)	(672)	—	—	—	—	(5,447)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	33,707	—	33,707
Other, net	(8)	—	(39)	—	—	(1,312)	410	(949)
Net income	—	—	—	—	—	177,882	855	178,737
Other comprehensive loss, net of tax	—	—	—	—	(1,638)	—	—	(1,638)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(28,504)	—	(28,504)
Estimated 2020 equity redemptions	(91,633)	—	—	—	—	—	—	(91,633)
Balances, November 30, 2019	$3,662,578	$29,020	$1,205,599	$2,264,038	$(228,571)	$1,681,597	$8,655	$8,622,916
Reversal of prior year patronage and redemption estimates	3,387	—	(472,398)	—	—	562,398	—	93,387
Distribution of 2019 patronage refunds	—	—	474,066	—	—	(564,096)	—	(90,030)
Redemptions of equities	(2,998)	(20)	(369)	—	—	—	—	(3,387)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(201)	—	3	—	—	10	(324)	(512)
Net income	—	—	—	—	—	125,447	247	125,694
Other comprehensive loss, net of tax	—	—	—	—	(10,585)	—	—	(10,585)
Estimated 2020 cash patronage refunds	—	—	—	—	—	(22,206)	—	(22,206)
Estimated 2020 equity redemptions	(49,154)	—	—	—	—	—	—	(49,154)
Balances, February 29, 2020	$3,613,612	$29,000	$1,206,901	$2,264,038	$(239,156)	$1,740,983	$8,578	$8,623,956
Reversal of prior year redemption estimates	67,438	—	10,000	—	—	—	—	77,438
Distribution of 2019 patronage refunds	—	—	327	—	—	(409)	—	(82)
Redemptions of equities	(64,273)	(91)	(13,074)	—	—	—	—	(77,438)
Other, net	(1,544)	(7)	(116)	—	—	1,053	8	(606)
Net income (loss)	—	—	—	—	—	97,648	(147)	97,501
Other comprehensive loss, net of tax	—	—	—	—	(2,009)	—	—	(2,009)
Estimated 2020 cash patronage refunds	—	—	—	—	—	13,551	—	13,551
Estimated 2020 equity redemptions	47,975	—	—	—	—	—	—	47,975
Balances, May 31, 2020	$3,663,208	$28,902	$1,204,038	$2,264,038	$(241,165)	$1,852,826	$8,439	$8,780,286

Preferred Stock Dividends

    The following is a summary of dividends per share by series of preferred stock for the nine months ended May 31, 2021 and 2020. Note that due to the timing of dividend declarations during the fiscal year, no declarations were made during the third quarter of fiscal 2021 or the third quarter of fiscal 2020.

		Nine Months Ended May 31,
	Nasdaq symbol	2021	2020
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

    Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows for the three and nine months ended May 31, 2021 and 2020:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(125)	14,506	3,629	18,010
Amounts reclassified	4,977	(12,284)	—	(7,307)
Total other comprehensive income, before tax	4,852	2,222	3,629	10,703
Tax effect	(1,207)	(553)	(26)	(1,786)
Other comprehensive income, net of tax	3,645	1,669	3,603	8,917
Balance as of November 30, 2020, net of tax	$(156,035)	$12,555	$(81,527)	$(225,007)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,929	(587)	2,342
Amounts reclassified	5,151	(3,673)	—	1,478
Total other comprehensive income (loss), before tax	5,151	(744)	(587)	3,820
Tax effect	(1,282)	185	(174)	(1,271)
Other comprehensive income (loss), net of tax	3,869	(559)	(761)	2,549
Balance as of February 28, 2021, net of tax	$(152,166)	$11,996	$(82,288)	$(222,458)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	112	(4,725)	8,398	3,785
Amounts reclassified	5,064	(1,919)	—	3,145
Total other comprehensive income (loss), before tax	5,176	(6,644)	8,398	6,930
Tax effect	(1,288)	1,653	(180)	185
Other comprehensive income (loss), net of tax	3,888	(4,991)	8,218	7,115
Balance as of May 31, 2021, net of tax	$(148,278)	$7,005	$(74,070)	$(215,343)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2019, net of tax	$(172,478)	$15,297	$(69,752)	$(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(85)	(3,331)	(2,411)	(5,827)
Amounts reclassified	4,977	(4,473)	—	504
Total other comprehensive income (loss), before tax	4,892	(7,804)	(2,411)	(5,323)
Tax effect	181	1,932	1,572	3,685
Other comprehensive income (loss), net of tax	5,073	(5,872)	(839)	(1,638)
Balance as of November 30, 2019, net of tax	$(167,405)	$9,425	$(70,591)	$(228,571)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	(5,975)	(8,540)	(14,515)
Amounts reclassified	4,977	(1,747)	—	3,230
Total other comprehensive income (loss), before tax	4,977	(7,722)	(8,540)	(11,285)
Tax effect	(1,231)	1,910	21	700
Other comprehensive income (loss), net of tax	3,746	(5,812)	(8,519)	(10,585)
Balance as of February 29, 2020, net of tax	$(163,659)	$3,613	$(79,110)	$(239,156)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(340)	7,795	(12,515)	(5,060)
Amounts reclassified	4,977	1,263	—	6,240
Total other comprehensive income (loss), before tax	4,637	9,058	(12,515)	1,180
Tax effect	(1,147)	(2,241)	199	(3,189)
Other comprehensive income (loss), net of tax	3,490	6,817	(12,316)	(2,009)
Balance as of May 31, 2020, net of tax	$(160,169)	$10,430	$(91,426)	$(241,165)

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

    Components of net periodic benefit costs for the three and nine months ended May 31, 2021 and 2020, are as follows:

	Three Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,307	$10,538	$108	$101	$297	$262
Interest cost	4,141	5,431	68	107	123	187
Expected return on assets	(10,910)	(11,671)	—	—	—	—
Prior service cost (credit) amortization	45	45	(28)	(28)	(111)	(111)
Actuarial loss (gain) amortization	5,447	5,396	53	25	(341)	(348)
Net periodic benefit cost (benefit)	$10,030	$9,739	$201	$205	$(32)	$(10)

	Nine Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$33,921	$31,613	$325	$304	$890	$787
Interest cost	12,422	16,292	205	322	369	560
Expected return on assets	(32,731)	(35,013)	—	—	—	—
Prior service cost (credit) amortization	134	134	(85)	(85)	(334)	(334)
Actuarial loss (gain) amortization	16,342	16,187	159	74	(1,024)	(1,044)
Net periodic benefit cost (benefit)	$30,088	$29,213	$604	$615	$(99)	$(31)

    The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

    Any contributions made during fiscal 2021 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the nine months ended May 31, 2021, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2021.

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

    Segment information for the three and nine months ended May 31, 2021 and 2020, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$1,815,077	$9,222,597	$—	$10,842	$(118,540)	$10,929,976
Intersegment revenues	(110,279)	(6,393)	—	(1,868)	118,540	—
Revenues, net of intersegment revenues	$1,704,798	$9,216,204	$—	$8,974	$—	$10,929,976
Operating earnings (loss)	2,955	134,606	(8,799)	(837)	—	127,925
Interest expense	(333)	17,661	10,318	390	956	28,992
Other income	(636)	(6,331)	(308)	(2,517)	(956)	(10,748)
Equity income from investments	(1,035)	(16,855)	(65,444)	(63,188)	—	(146,522)
Income before income taxes	$4,959	$140,131	$46,635	$64,478	$—	$256,203

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$960,352	$6,340,386	$—	$13,515	$(73,222)	$7,241,031
Intersegment revenues	(69,433)	(2,485)	—	(1,304)	73,222	—
Revenues, net of intersegment revenues	$890,919	$6,337,901	$—	$12,211	$—	$7,241,031
Operating earnings (loss)	(56,792)	95,328	(7,936)	7,320	—	37,920
Interest expense	(145)	16,261	10,176	1,810	(1,441)	26,661
Other income	(614)	(8,294)	(355)	(254)	1,441	(8,076)
Equity income from investments	(1,269)	(7,999)	(41,264)	(582)	—	(51,114)
Income (loss) before income taxes	$(54,764)	$95,360	$23,507	$6,346	$—	$70,449

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$4,643,387	$23,615,087	$—	$38,370	$(331,066)	$27,965,778
Intersegment revenues	(308,584)	(15,269)	—	(7,213)	331,066	—
Revenues, net of intersegment revenues	$4,334,803	$23,599,818	$—	$31,157	$—	$27,965,778
Operating earnings (loss)	(120,879)	212,223	(24,661)	8,894	—	75,577
Interest expense	492	48,796	33,721	1,536	(1,648)	82,897
Other income	(2,108)	(29,784)	(2,175)	(8,800)	1,648	(41,219)
Equity income from investments	(2,355)	(43,974)	(118,477)	(95,848)	—	(260,654)
Income (loss) before income taxes	$(116,908)	$237,185	$62,270	$112,006	$—	$294,553
Total assets as of May 31, 2021	$4,451,203	$8,388,074	$2,733,443	$3,027,906	$—	$18,600,626

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$4,550,155	$17,183,820	$—	$43,514	$(316,747)	$21,460,742
Intersegment revenues	(302,763)	(9,862)	—	(4,122)	316,747	—
Revenues, net of intersegment revenues	$4,247,392	$17,173,958	$—	$39,392	$—	$21,460,742
Operating earnings (loss)	241,594	88,102	(26,318)	7,239	—	310,617
Interest expense	43	57,761	34,277	8,680	(5,718)	95,043
Other income	(2,516)	(31,142)	(2,272)	(2,714)	5,718	(32,926)
Equity (income) loss from investments	(2,242)	830	(104,021)	(29,741)	—	(135,174)
Income before income taxes	$246,309	$60,653	$45,698	$31,014	$—	$383,674

Note 11        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates and interest rates. Except for certain interest rate swaps and certain pay-fixed, receive-variable, cash-settled swaps related to future crude oil purchases, which are accounted for as fair value hedges and cash flow hedges, respectively, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Condensed Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Condensed Consolidated Statements of Operations. See Note 12, Fair Value Measurements, for additional information. The majority of our exchange traded agricultural commodity futures are settled daily through CHS Hedging, LLC, our wholly-owned futures commission merchant.

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

	May 31, 2021
		Amounts Not Offset on Condensed Consolidated Balance Sheet But Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$843,728	$—	$8,226	$835,502
Foreign exchange derivatives	29,332	—	7,386	21,946
Embedded derivative asset	16,173	—	—	16,173
Total	$889,233	$—	$15,612	$873,621
Derivative Liabilities
Commodity derivatives	$585,658	$2,809	$8,226	$574,623
Foreign exchange derivatives	9,907	—	7,386	2,521
Total	$595,565	$2,809	$15,612	$577,144

	August 31, 2020
		Amounts Not Offset on Condensed Consolidated Balance Sheet But Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$327,493	$—	$2,980	$324,513
Foreign exchange derivatives	11,809	—	9,385	2,424
Embedded derivative asset	18,998	—	—	18,998
Total	$358,300	$—	$12,365	$345,935
Derivative Liabilities
Commodity derivatives	$343,343	$956	$5,578	$336,809
Foreign exchange derivatives	69,466	—	9,385	60,081
Total	$412,809	$956	$14,963	$396,890

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2021, and August 31, 2020, was $18.8 million and $21.2 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of May 31, 2021, and August 31, 2020, was $6.7 million and $5.4 million, respectively.

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2021 and 2020.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2021	2020	2021	2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(552,985)	$85,259	$(945,631)	$228,201
Foreign exchange derivatives	Cost of goods sold	35,567	(129,699)	27,327	(177,008)
Foreign exchange derivatives	Marketing, general and administrative expenses	838	(2,553)	1,011	(615)
Embedded derivative	Other income	308	355	2,174	2,272
Total		$(516,272)	$(46,638)	$(915,119)	$52,850

Commodity Contracts

    As of May 31, 2021, and August 31, 2020, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	May 31, 2021		August 31, 2020
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	808,152	1,008,593	664,673	892,303
Energy products (barrels)	10,346	9,211	10,028	6,570
Processed grain and oilseed (tons)	579	2,468	657	3,304
Crop nutrients (tons)	36	32	74	127
Ocean freight (metric tons)	225	—	1,140	95

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amounts of our foreign exchange derivative contracts were $1.4 billion and $1.2 billion as of May 31, 2021, and August 31, 2020, respectively.

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

    Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $2.2 million and $2.3 million were recognized in other income in our Condensed Consolidated Statements of Operations for the nine months ended May 31, 2021 and 2020, respectively. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheet as of May 31, 2021, was equal to $16.2 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of May 31, 2021, and August 31, 2020, the aggregate notional amount of cash flow hedges was 5.1 million and 9.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2021	August 31, 2020	Balance Sheet Location	May 31, 2021	August 31, 2020
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$11,243	$34,052	Other current liabilities	$6,761	$8,821

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2021 and 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Commodity derivatives	$(7,590)	$11,081	$(7,700)	$(4,153)

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2021 and 2020:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain	2021	2020	2021	2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$2,329	$884	$19,084	$7,862

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

    Recurring fair value measurements as of May 31, 2021, and August 31, 2020, are as follows:

	May 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,349	$852,622	$—	$854,971
Foreign exchange derivatives	—	29,332	—	29,332
Deferred compensation assets	50,660	—	—	50,660
Embedded derivative asset	—	16,173	—	16,173
Segregated investments and marketable securities	195,197	—	—	195,197
Other assets	6,563	—	—	6,563
Total	$254,769	$898,127	$—	$1,152,896
Liabilities
Commodity derivatives	$1,037	$591,382	$—	$592,419
Foreign exchange derivatives	—	9,907	—	9,907
Total	$1,037	$601,289	$—	$602,326

	August 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,762	$355,783	$—	$361,545
Foreign exchange derivatives	—	11,523	—	11,523
Deferred compensation assets	47,669	—	—	47,669
Embedded derivative asset	—	18,998	—	18,998
Segregated investments and marketable securities	85,950	—	—	85,950
Other assets	5,276	—	—	5,276
Total	$144,657	$386,304	$—	$530,961
Liabilities
Commodity derivatives	$6,037	$346,126	$—	$352,163
Foreign exchange derivatives	—	69,467	—	69,467
Total	$6,037	$415,593	$—	$421,630

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $188.8 million were outstanding on May 31, 2021. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2021.

Note 14        Leases

    We assess arrangements at inception to determine whether they contain a lease. An arrangement is considered to contain a lease if it conveys the right to control the use of an asset for a period of time in exchange for consideration. The right to control the use of an asset must include both (a) the right to obtain substantially all economic benefits associated with an identified asset and (b) the right to direct how and for what purpose the identified asset is used. Certain arrangements provide us with the right to use an identified asset; however, most of these arrangements are not considered to represent a lease, as we do not control how and for what purpose the identified asset is used. For example, our supply agreements, warehousing and distribution services agreements, and transportation services agreements generally do not contain leases.

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

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Operating lease expense	$18,534	$17,057	$54,508	$53,155
Finance lease expense:
Amortization of assets	1,974	1,908	5,919	5,170
Interest on lease liabilities	218	257	694	742
Short-term lease expense	3,970	3,108	12,394	12,768
Variable lease expense	668	1,176	2,209	2,089
Total net lease expense*	$25,364	$23,506	$75,724	$73,924
*Income related to sub-lease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases is as follows:

	Balance Sheet Location	May 31, 2021	August 31, 2020
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$262,737	$257,834
Liabilities
Current operating lease liabilities	Accrued expenses	58,767	57,200
Long-term operating lease liabilities	Other liabilities	207,513	203,691
Total operating lease liabilities		$266,280	$260,891

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$39,393	$44,860
Liabilities
Current finance lease liabilities	Current portion of long-term debt	7,152	7,993
Long-term finance lease liabilities	Long-term debt	19,307	23,467
Total finance lease liabilities		$26,459	$31,460

Weighted average remaining lease term (in years)
Operating leases		7.9	8.3
Finance leases		5.7	6.0

Weighted average discount rate
Operating leases		2.99%	3.11%
Finance leases		3.34%	3.33%

Supplemental cash flow and other information related to operating and finance leases are as follows:

	Nine Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$56,448	$45,718
Operating cash flows from finance leases	694	742
Financing cash flows from finance leases	6,426	5,239
Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	37,284	32,567
Right of use asset modifications	23,886	6,507

    Maturities of lease liabilities as of May 31, 2021, were as follows:

	May 31, 2021
	Finance Leases	Operating Leases
	(Dollars in thousands)
Remainder of fiscal 2021	$2,004	$18,002
Fiscal 2022	7,787	65,469
Fiscal 2023	6,206	51,946
Fiscal 2024	3,487	41,945
Fiscal 2025	2,078	31,211
After fiscal 2025	8,071	108,601
Total maturities of lease liabilities	29,633	317,174
Less amounts representing interest	3,174	50,894
Present value of future minimum lease payments	26,459	266,280
Less current lease liabilities	7,152	58,767
Long-term lease liabilities	$19,307	$207,513

Note 15        Other Current Assets and Liabilities

    Other current assets and liabilities as of May 31, 2021, and August 31, 2020, are as follows:

	May 31, 2021	August 31, 2020
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$881,636	$371,195
Margin and related deposits	430,336	194,097
Supplier advance payments	214,147	198,699
Other	370,677	253,497
Total other current assets	$1,896,796	$1,017,488
Other current liabilities
Customer margin deposits and credit balances	$276,344	$149,539
Customer advance payments	522,804	300,100
Derivative liabilities (Note 11)	595,654	416,204
Dividends and equity payable	49,914	63,000
Total other current liabilities	$1,444,716	$928,843

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
•Fiscal 2021 Third Quarter Highlights
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

Business Strategy

    Our business strategies focus on an enterprisewide effort to create an experience that empowers customers to make CHS their first choice, expand market access to add value for our owners, and transform and evolve our core businesses by capitalizing on changing market dynamics. To execute on these strategies, we are focused on implementing agile, efficient and sustainable new technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-

performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2021 Third Quarter Highlights

•Strong global demand drove commodity prices higher, and improved trade relations between the United States and foreign trade partners led to continued higher volumes for grain and oilseed, which significantly improved earnings in our Ag segment compared to the prior year.
•Improved crack spreads in our refined fuels business resulted in increased margins as the demand shocks that occurred during the COVID-19 pandemic began to subside.
•Improved margins in our refined fuels business were partially offset by exceptionally high costs for renewable energy credits.
•Equity earnings from investments were a significant source of pretax earnings during the fiscal 2021 third quarter.
•Although a significant portion of our global employees continued with remote working arrangements through the end of the third quarter, we began efforts to bring employees back to our offices in either full or hybrid capacities as COVID-19 restrictions were being lifted. The costs of these activities were not material during the third quarter of fiscal 2021 and are not expected to be material for the remainder of fiscal 2021.

Fiscal 2021 Trends Update

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have significant positive or negative impacts. We continue to navigate the lingering effects of the COVID-19 pandemic. Most of our operations are considered to be essential; however, periods of depressed demand and margins could result in decreased profitability and the need to assess for potential impairments. Easing of measures taken to mitigate the spread of COVID-19, the rollout of vaccines and other efforts to respond to the pandemic in the United States and globally could also impact the profitability of our businesses. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2020, for additional considerations of risks the COVID-19 pandemic may continue to have on our business, liquidity, capital resources and financial results.

Although improving from the lows experienced during the prior fiscal year, the energy industry continued to experience volume and margin reductions compared to historical levels. These reductions are primarily the result of the COVID-19 pandemic, which began in our second quarter of fiscal 2020 and significantly reduced our profitability. In addition, the cost of renewable energy credits has increased significantly, which negatively impacted our profitability during fiscal 2021. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect uncertainty and volatility to drive unfavorable market conditions in the energy industry that will negatively impact our profitability through the remainder of fiscal 2021.

    Although challenges remain, the U.S. agricultural industry has experienced increased demand for grain and oilseed commodities following the Phase One trade agreement with China, which has resulted in increased volumes and improved commodity prices. Unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity of the impact such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions could impact our operations. As of May 31, 2021, much of our trade territory was experiencing drought conditions. If these conditions persist through the remainder of the summer, we would expect our fourth quarter Ag business to be impacted through lower volumes and margins on our Ag products. However, if timely rainfall were to occur, we would expect crops to mostly recover and the impact to our business to be minimal. Nonetheless, we expect revenues, margins and cash flows from core operations in our Ag segment to potentially fluctuate through the remainder of fiscal 2021. Additionally, unforeseen global market conditions with negative impacts remain a risk that could put pressure on asset valuations in our Ag segment.

In addition to market conditions that impact our businesses, we will continue to take actions to protect our financial health while continuing to deliver on our enterprise resource planning system implementation and advance our target operating model, with actions that include implementing plans to substantially reduce budgeted costs and improving cash flow management with the objective of generating substantial additional operating cash flows.

Operating Metrics

Energy

    Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasolines, distillates and other products. The following table provides information about our consolidated refinery operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	94,854	90,118	94,758	90,976
All other crude oil	69,156	61,328	61,893	71,730
Other feedstocks and blendstocks	12,917	6,657	13,496	12,184
Total refinery throughput volumes	176,927	158,103	170,147	174,890
Refined fuel yields
Gasolines	89,297	73,196	83,723	84,837
Distillates	65,841	68,920	66,859	73,172

    We are subject to the Renewable Fuels Standard, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year, although standards have not yet been established for calendar year 2021. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 295% and 180%, respectively, during the third quarter of fiscal 2021 compared to the same period of the prior year, which negatively impacted our profitability during the third quarter of fiscal 2021. Estimates of our RIN expense are based on past practice and are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads increased during the three months ended May 31, 2021, compared to the same period during the prior year, contributing to improved IBIT for the Energy segment. However, WCS crude oil differentials decreased during the three months ended May 31, 2021, which partially offset the positive impact of improved crack spreads. The table below provides information about average market reference prices and differentials that impact our Energy segment.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Market indicators
WTI crude oil (dollars per barrel)	$63.07	$25.22	$52.00	$45.76
WTI - WCS crude oil differential (dollars per barrel)	$11.00	$15.89	$10.90	$16.81
Group 3 2:1:1 crack spread (dollars per barrel)*	$20.27	$9.38	$13.49	$13.69
Group 3 5:3:2 crack spread (dollars per barrel)*	$20.38	$8.26	$13.28	$12.69
D6 ethanol RIN (dollars per RIN)	$1.3496	$0.3414	$0.9242	$0.2342
D4 ethanol RIN (dollars per RIN)	$1.4342	$0.5131	$1.0928	$0.5112
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and nine months ended May 31, 2021 and 2020.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2021	2020	2021	2020
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.54	$3.26	$5.27	$3.63
Soybeans (dollars per bushel)	Chicago Board of Trade	$15.13	$8.59	$13.20	$8.86
Wheat (dollars per bushel)	Chicago Board of Trade	$6.75	$5.22	$6.38	$5.26
Urea (dollars per ton)	Green Markets NOLA	$376.00	$239.00	$298.00	$228.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$295.68	$145.00	$189.76	$145.00
Ethanol (dollars per gallon)	Chicago Platts	$2.16	$1.03	$1.72	$1.29

Volumes
Grain and oilseed (thousands of bushels)		685,761	621,775	2,099,623	1,825,064
North American grain and oilseed port throughput (thousands of bushels)		199,246	145,789	736,612	409,739
Crop nutrients (thousands of tons)		2,857	2,319	6,265	5,645
Ethanol (thousands of gallons)		221,125	171,034	660,043	618,834
*Market source information represents the average month-end price during the period.

Results of Operations

Three months ended May 31, 2021 and 2020

	Three Months Ended May 31,
	2021	% of Revenues	2020	% of Revenues
	(Dollars in thousands)
Revenues	$10,929,976	100.0%	$7,241,031	100.0%
Cost of goods sold	10,615,348	97.1	7,022,672	97.0
Gross profit	314,628	2.9	218,359	3.0
Marketing, general and administrative expenses	186,703	1.7	180,439	2.5
Operating earnings	127,925	1.2	37,920	0.5
Interest expense	28,992	0.3	26,661	0.4
Other income	(10,748)	(0.1)	(8,076)	(0.1)
Equity income from investments	(146,522)	(1.3)	(51,114)	(0.7)
Income before income taxes	256,203	2.3	70,449	1.0
Income tax benefit	(17,469)	(0.2)	(27,052)	(0.4)
Net income	273,672	2.5	97,501	1.3
Net income (loss) attributable to noncontrolling interests	81	—	(147)	—
Net income attributable to CHS Inc.	$273,591	2.5%	$97,648	1.3%

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended May 31, 2021. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$4,959	$(54,764)	$59,723	109.1%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended May 31, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Improved crack spreads in our refined fuels business resulted in increased margins as the demand shocks that occurred during the COVID-19 pandemic began to subside and a $42.0 million noncash charge to reduce our refined fuels inventories to their market value during the third quarter of fiscal 2020 that did not reoccur during the third quarter of fiscal 2021.
•Improved margins in our refined fuels business were partially offset by significantly higher RIN prices that negatively impacted margins by approximately $82.0 million and decreased WCS crude oil differentials and lower propane margins due to the reversal of hedging gains recognized during the prior year.

Ag

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$140,131	$95,360	$44,771	46.9%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended May 31, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins on feed and farm supplies, grain and oilseed, renewable fuels and agronomy resulted from improved global commodity market conditions during the third quarter of fiscal 2021. The increased margins were partially offset by mark-to-market losses for certain processing and food ingredients products, which we expect to reverse over time.
•Decreased volumes of feed and farm supplies were partially offset by increased volumes of agronomy products that resulted from strong demand due to favorable weather conditions for the spring planting and application season. Increased volumes of grain and oilseed resulted from improved trade relations between the United States and foreign trade partners.

All Other Segments

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$46,635	$23,507	$23,128	98.4%
Corporate and Other IBIT	$64,478	$6,346	$58,132	916.0%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    Our Nitrogen Production segment IBIT increased as a result of higher equity method income attributed to increased sale prices of urea and urea ammonium nitrate ("UAN"), which are produced and sold by CF Nitrogen. Corporate and Other IBIT increased primarily due to our equity method investment in Ventura Foods, LLC ("Ventura Foods"), which had significantly increased income as a result of favorable market conditions for oils and a recovery of sales volumes compared with the early stages of the COVID-19 pandemic.

Revenues by Segment

Energy

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,704,798	$890,919	$813,879	91.4%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended May 31, 2021, compared to the same period during the prior year.
The change in Energy segment revenues reflects the following:
•Increased selling prices and volumes for refined fuels as a result of global market conditions, including improved demand following the initial demand shocks associated with the COVID-19 pandemic, contributed to $724.8 million and $33.8 million increases in revenues, respectively.
•Increased selling prices for propane as a result of global market conditions during the third quarter of fiscal 2021 positively impacted revenue by $53.2 million.
•Increased revenues were partially offset by lower volumes of propane driven by lower demand as a result of warm weather conditions during most of the third quarter of fiscal 2021.

Ag

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$9,216,204	$6,337,901	$2,878,303	45.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended May 31, 2021, compared to the same period during the prior year.
The change in Ag segment revenues reflects the following:
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $1.5 billion increase in revenues. The remaining price increase was attributed to a combination of price increases and product mix across our other Ag segment businesses, including feed and farm supplies, renewable fuels, agronomy, and processing and food ingredients.
•Improved trade relations between the United States and foreign trade partners drove increased grain and oilseed volumes that contributed to a $473.6 million increase in revenues. The increased grain and oilseed volumes were partially offset by the net impact of decreased volumes of feed and farm supplies and increased volumes of agronomy products and renewable fuels that were driven by global market conditions.
•Due to a planned business model change at our TEMCO LLC ("TEMCO") equity method investment to increase its operational efficiency, we reduced our revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during the three months ended May 31, 2021.

All Other Segments

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$8,974	$12,211	$(3,237)	(26.5)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Corporate and Other revenues decreased during the three months ended May 31, 2021, compared to the same period during the prior year as a result of lower revenues in our financing and hedging businesses due to market-driven interest rate reductions and decreased commissions from hedging activities, respectively.

Cost of Goods Sold by Segment

Energy

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,649,905	$893,922	$755,983	84.6%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended May 31, 2021, compared to the same period during the prior year.
The change in Energy segment COGS reflects the following:
•Increased costs and volumes for refined fuels contributed to $631.4 million and $35.8 million increases of COGS, respectively. Increased refined fuels costs resulted from global market conditions, including the impact of significantly higher RIN prices, and increased volumes resulted from improved demand following the initial demand shocks associated with the COVID-19 pandemic.
•Increased costs for propane as a result of global market conditions and increased distribution costs resulted in an $80.8 million increase of COGS.
•Increased COGS was partially offset by lower volumes of propane driven by lower demand as a result of warm weather conditions during most of the third quarter of fiscal 2021.

Ag

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,967,297	$6,129,293	$2,838,004	46.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended May 31, 2021, compared to the same period during the prior year.
The change in Ag segment COGS reflects the following:
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $1.5 billion increase in COGS. The remaining price increase was attributed to a combination of price increases and product mix across our other Ag segment businesses, including feed and farm supplies, renewable fuels, agronomy, and processing and food ingredients.
•Improved trade relations between the United States and foreign trade partners drove increased grain and oilseed volumes that contributed to a $474.0 million increase in COGS. The increased grain and oilseed volumes were partially offset by the net impact of decreased volumes of feed and farm supplies and increased volumes of agronomy products and renewable fuels that were driven by global market conditions.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we reduced our revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during the three months ended May 31, 2021.

All Other Segments

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$425	$430	$(5)	(1.2)%
Corporate and Other COGS	$(2,279)	$(973)	$(1,306)	(134.2)%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended May 31, 2021, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$186,703	$180,439	$6,264	3.5%

    Marketing, general and administrative expenses increased during the three months ended May 31, 2021, compared to the three months ended May 31, 2020, primarily due to increased variable incentive compensation resulting from improved earnings across our Ag segment businesses, which was partially offset by various cost reduction initiatives launched during the current year.

Interest Expense

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest expense	$28,992	$26,661	$2,331	8.7%

    Interest expense increased during the three months ended May 31, 2021, as a result of higher notes payable balances compared to the same period of the prior year.

Other Income

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Other income	$10,748	$8,076	$2,672	33.1%

    Other income increased during the three months ended May 31, 2021, primarily due to investment gains that did not occur during the same period of the prior year.

Equity Income from Investments

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$146,522	$51,114	$95,408	186.7%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments increased during the three months ended May 31, 2021, compared to the same period during the prior year, primarily due to increased income associated with our equity method investments in Ventura Foods and CF Nitrogen. Ventura Foods experienced favorable market conditions for oils and a recovery of sales volumes compared with the early stages of the COVID-19 pandemic, and CF Nitrogen experienced increased sale prices of urea and UAN.

Income Tax Benefit

	Three Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income tax benefit	$17,469	$27,052	$(9,583)	(35.4)%

    The lower income tax benefit during the three months ended May 31, 2021, primarily reflected changes in the mix of full-year earnings projected across business units and equity management assumptions. Effective tax rates for the three months ended May 31, 2021 and 2020, were (6.8)% and (38.4)%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.9% and 24.7% for the three months ended May 31, 2021 and 2020, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

Nine months ended May 31, 2021 and 2020

	Nine Months Ended May 31,
	2021	% of Revenues	2020	% of Revenues
	(Dollars in thousands)
Revenues	$27,965,778	100.0%	$21,460,742	100.0%
Cost of goods sold	27,371,326	97.9	20,601,785	96.0
Gross profit	594,452	2.1	858,957	4.0
Marketing, general and administrative expenses	518,875	1.9	548,340	2.6
Operating earnings	75,577	0.3	310,617	1.4
Interest expense	82,897	0.3	95,043	0.4
Other income	(41,219)	(0.1)	(32,926)	(0.2)
Equity income from investments	(260,654)	(0.9)	(135,174)	(0.6)
Income before income taxes	294,553	1.1	383,674	1.8
Income tax benefit	(10,130)	—	(18,258)	(0.1)
Net income	304,683	1.1	401,932	1.9
Net (loss) income attributable to noncontrolling interests	(350)	—	955	—
Net income attributable to CHS Inc.	$305,033	1.1%	$400,977	1.9%

The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the nine months ended May 31, 2021. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$(116,908)	$246,309	$(363,217)	(147.5)%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the nine months ended May 31, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Less advantageous market conditions in our refined fuels business compared to the same period of the prior year resulted in significantly lower margins and volumes. These market conditions were driven by continued impact of the demand shocks occurring during the COVID-19 pandemic during the first three quarters of fiscal 2021, which resulted in a combination of decreased WCS crude oil differentials experienced on heavy Canadian crude oil processed by our refineries and decreased crack spreads.
•Significantly higher RIN prices negatively impacted margins by approximately $145.0 million.
•Lower propane margins due to the reversal of hedging gains recognized during the prior year and reduced propane volumes as a result of warmer and drier weather conditions during fiscal 2021 reduced income compared to the same period during the prior year.

Ag

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$237,185	$60,653	$176,532	291.1%

The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the nine months ended May 31, 2021, compared to the same period during the prior year.
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Favorable weather conditions for the fall harvest and spring planting seasons and improved trade relations between the United States and foreign trade partners during fiscal 2021 compared to the prior year contributed to increased volumes and margins across most of our Ag segment. These improved margins were partially offset by decreased grain and oilseed and processing and food ingredients margins, including mark-to-market losses that we expect to reverse over time.
•We experienced decreased marketing, general and administrative expenses associated with focused cost-reduction initiatives and increased equity income from our investment in TEMCO.

All Other Segments

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$62,270	$45,698	$16,572	36.3%
Corporate and Other IBIT	$112,006	$31,014	$80,992	261.1%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    Our Nitrogen Production segment experienced increased IBIT due to increased equity method income attributed to higher sale prices of urea and UAN, which were partially offset by increased natural gas costs. Corporate and Other IBIT increased primarily due to increased income from our equity method investments in Ventura Foods and Ardent Mills as a result of favorable market conditions for oils and a recovery of sales volumes compared with the early stages of the COVID-19 pandemic; decreased marketing, general and administrative expenses as a result of focused cost reduction efforts; and decreased interest expense due to lower interest rates.

Revenues by Segment

Energy

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$4,334,803	$4,247,392	$87,411	2.1%

The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the nine months ended May 31, 2021, compared to the same period during the prior year.
The change in Energy segment revenues reflects the following:
•Increased selling prices for propane and refined fuels as a result of global market conditions, including improved demand following the initial demand shocks associated with the COVID-19 pandemic, resulted in increased revenues of $126.7 million and $99.3 million, respectively.
•Decreased volumes of propane and refined fuels contributed to $89.9 million and $47.7 million decreases in revenues, respectively. Decreased propane volumes resulted from lower demand due to warmer and drier weather conditions during fiscal 2021 and the decreased volumes of refined fuels resulted from global market conditions, including the continued impact of the demand shocks occurring during the COVID-19 pandemic, as well as product mix.

Ag

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$23,599,818	$17,173,958	$6,425,860	37.4%

The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the nine months ended May 31, 2021, compared to the same period during the prior year.
The change in Ag segment revenues reflects the following:
•Trade relations improved between the United States and foreign trade partners and weather conditions were more favorable compared to the same period of the prior year. Stronger grain and oilseed shipments contributed to a $2.1 billion increase in revenues with the remaining increase being composed primarily of improved sales volumes of feed and farm supplies and agronomy products.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we reduced our revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during fiscal 2021.
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $3.2 billion increase in revenues. The remaining price increase was attributed to a combination of price increases and product mix across our other businesses, including feed and farm supplies, renewable fuels, agronomy and processing and food ingredients.

All Other Segments

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$31,157	$39,392	$(8,235)	(20.9)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Corporate and Other revenues decreased during the nine months ended May 31, 2021, compared to the same period during the prior year as a result of lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$4,310,992	$3,850,176	$460,816	12.0%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the nine months ended May 31, 2021, compared to the same period during the prior year.
The change in Energy segment COGS reflects the following:
•Increased refined fuel prices resulted from global market conditions and contributed to a $375.2 million increase of COGS, including the impact of significantly higher costs for RINs of approximately $145.0 million.
•Global market conditions, the reversal of hedging gains recognized during the prior year and increased distribution costs contributed to a $201.7 million increase of COGS for propane.
•Lower volumes of propane and refined fuels contributed to $73.2 million and $44.2 million decreases of COGS, respectively. Decreased propane volumes were driven by lower demand that resulted from warmer and drier weather conditions during fiscal 2021, and lower volumes of refined fuels resulted from global market conditions, including the continued impact of demand shocks occurring during the COVID-19 pandemic.

Ag

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$23,068,732	$16,752,073	$6,316,659	37.7%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the nine months ended May 31, 2021, compared to the same period during the prior year.
The change in Ag segment COGS reflects the following:
•Improved trade relations between the United States and foreign trade partners and favorable weather conditions compared to the same period of the prior year drove volumes higher. Stronger grain and oilseed shipments contributed to a $2.0 billion increase of COGS with the remaining increase being composed primarily of improved volumes of agronomy products and feed and farm supplies.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we reduced our revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during fiscal 2021.
•Higher prices for grain and oilseed resulted from increased global demand and contributed to a $3.3 billion increase of COGS. The remaining price increase was driven by a combination of global market conditions and product mix, which increased costs for renewable fuels, agronomy products, and processing and food ingredients, as well as partially offsetting price decreases for feed and farm supplies.

All Other Segments

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,268	$1,964	$(696)	(35.4)%
Corporate and Other COGS	$(9,666)	$(2,428)	$(7,238)	(298.1)%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the nine months ended May 31, 2021, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$518,875	$548,340	$(29,465)	(5.4)%

    Marketing, general and administrative expenses decreased during the nine months ended May 31, 2021, compared to the nine months ended May 31, 2020, due to lower employee-related expenses, lower bad debt expenses and focused cost reduction initiatives launched during the current year.

Interest Expense

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest expense	$82,897	$95,043	$(12,146)	(12.8)%

Interest expense decreased during the nine months ended May 31, 2021, as a result of lower interest rates compared to the same period of the prior year.

Other Income

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Other income	$41,219	$32,926	$8,293	25.2%

Other income increased during the nine months ended May 31, 2021, primarily due to investment gains that did not occur during the same period of the prior year.

Equity Income from Investments

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$260,654	$135,174	$125,480	92.8%
*See Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information.

    We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. Equity income from investments increased during the nine months ended May 31, 2021, compared to the same period during the prior year, primarily due to increased income associated with our equity method investments in Ventura Foods and TEMCO. Ventura Foods experienced increased volumes and profitability as a result of favorable market conditions for oils and a recovery of sales volumes compared with the early stages of the COVID-19 pandemic, and TEMCO experienced a significant increase in volumes and profitability with increased trade flows to China. In addition, TEMCO changed its business model during the nine months ended May 31, 2021, which has improved its operating efficiency.

Income Tax Benefit

	Nine Months Ended May 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income tax benefit	$10,130	$18,258	$(8,128)	(44.5)%

The lower income tax benefit during the nine months ended May 31, 2021, primarily reflects changes in the mix of full-year earnings projected across business units and equity management assumptions, which were partially offset by tax benefits related to an intercompany transfer of assets for tax planning. Effective tax rates for the nine months ended May 31, 2021 and 2020, were (3.4)% and (4.8)%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.9% and 24.7% for the nine months ended May 31, 2021 and 2020, respectively. Income taxes and effective tax rate vary each year based on profitability and nonpatronage business activity during each of the comparable years.

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

    On May 31, 2021, we had working capital, defined as current assets less current liabilities, of $1.5 billion, and a current ratio, defined as current assets divided by current liabilities, of 1.2 compared to working capital of $1.3 billion and a current ratio of 1.3 on August 31, 2020. On May 31, 2020, we had working capital of $1.4 billion and a current ratio of 1.3 compared to working capital of $1.1 billion and a current ratio of 1.2 on August 31, 2019. Working capital and the current ratio may not be computed the same as similarly titled measures used by other companies. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health.

    As of May 31, 2021, we had cash and cash equivalents of $301.2 million, total equities of $9.0 billion, long-term debt (including current maturities) of $1.8 billion and notes payable of $2.8 billion. Our capital allocation priorities include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, and taking advantage of strategic opportunities that benefit our owners. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity. We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future and we expect to remain in compliance with our loan covenants.

    As we navigate the lingering impact of COVID-19 on our business and operations, we continue to strengthen our liquidity through a variety of means, including curtailing certain spending and reprioritizing capital expenditures. We are also actively managing our short-term and long-term liquidity.

Fiscal 2021 and 2020 Activity

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on September 4, 2025. There was no balance outstanding under this facility as of May 31, 2021.

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

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of May 31, 2021, and August 31, 2020, total availability under the Securitization Facility was $600.0 million and $423.0 million, respectively, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of May 31, 2021, and August 31, 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

    On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending their respective termination dates to July 30, 2021.

Cash Flows

    The following table presents summarized cash flow data for the nine months ended May 31, 2021 and 2020:

	Nine Months Ended May 31,		Change
	2021	2020	Dollars
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(632,378)	$525,843	$(1,158,221)
Net cash used in investing activities	(177,509)	(48,533)	(128,976)
Net cash provided by (used in) financing activities	1,012,006	(292,207)	1,304,213
Effect of exchange rate changes on cash and cash equivalents	(451)	(786)	335
Increase in cash and cash equivalents and restricted cash	$201,668	$184,317	$17,351

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $1.2 billion decrease in cash provided by operating activities reflects decreased net income during fiscal 2021 compared to the same period of the prior fiscal year and working capital increases, primarily associated with increased receivables and inventories.

    The $129.0 million increase in cash used in investing activities primarily reflects timing differences associated with borrowings and payments for CHS Capital notes receivable balances during fiscal 2021 compared to the same period during fiscal 2020.

    The $1.3 billion increase in cash provided by financing activities primarily reflects increased net cash inflows associated with our notes payable and long-term debt facilities, including the $375.0 million Note Purchase Agreement funding during the first quarter of fiscal 2021.

Future Uses of Cash

    We expect to utilize cash and cash equivalents, cash generated by operating activities and cash raised through the Note Purchase Agreement to fund capital expenditures, major maintenance, debt and interest payments, preferred stock dividends, patronage and equity redemptions. The following is a summary of our primary cash requirements for fiscal 2021:

•Capital expenditures. We expect total capital expenditures for fiscal 2021 to be approximately $415.1 million, compared to capital expenditures of $418.4 million in fiscal 2020. During the nine months ended May 31, 2021, we acquired property, plant and equipment of $238.8 million.
•Debt and interest. We expect to repay approximately $555.3 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $73.7 million during fiscal 2021. During the nine months ended May 31, 2021, we repaid $20.0 million of scheduled long-term debt maturities and an additional $366.0 million of long-term debt maturities.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding on May 31, 2021. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2021.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2020 patronage-sourced earnings to be paid to our member-owners during fiscal 2021.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $83.0 million to be distributed in fiscal 2021 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the nine months ended May 31, 2021, we redeemed $37.8 million of member equity.

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

Working Capital Financing

    We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks that expires on July 16, 2024. The credit facility provides a committed amount of $2.75 billion of which $1.2 billion was outstanding as of May 31, 2021. We also maintain certain uncommitted bilateral facilities to support our working capital needs with borrowings outstanding of $330.0 million as of May 31, 2021.

    In addition to our facilities above, our wholly-owned subsidiaries CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda have lines of credit with $325.5 million outstanding as of May 31, 2021, and our other international subsidiaries have lines of credit with $119.2 million outstanding as of May 31, 2021.

Long-term Debt Financing

    The following table presents summarized long-term debt data (including current maturities) as of May 31, 2021, and August 31, 2020:

	May 31, 2021	August 31, 2020
	(Dollars in thousands)
Private placement debt	$1,713,949	$1,363,725
Bank financing	—	366,000
Finance lease obligations	26,459	31,460
Other notes and contract payable	33,661	34,709
Deferred financing costs	(4,278)	(4,771)
	$1,769,791	$1,791,123

CHS Capital Financing

    For a description of the Securitization Facility and the Repurchase Facility, see above in "Fiscal 2021 and 2020 Activity."

    CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. Total outstanding commitments under the program were $150.0 million as of May 31, 2021, of which $11.3 million was borrowed.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $64.4 million as of May 31, 2021.

Covenants

    Our long-term debt is mostly unsecured; however, restrictive covenants under various debt agreements require maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2021. Based on our current fiscal 2021 projections, we expect continued covenant compliance.

    All outstanding private placement notes conform to financial covenants applicable to those of our amended and restated five-year unsecured revolving credit facility. The notes provide that if our ratio of consolidated funded debt to consolidated cash flows is greater than 3.0 to 1.0, the interest rate on outstanding notes will be increased between 0.25% and 1.00%, depending on the related note series, the actual ratio and/or whether the notes have an investment grade rating from a nationally recognized statistical rating organization, until the ratio becomes 3.0 to 1.0, or less. During the three months ended May 31, 2021 and 2020, our ratio of consolidated funded debt to consolidated cash flows remained below 3.0 to 1.0.

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of our Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on financial performance. During the nine months ended May 31, 2021, we distributed $30.0 million of cash patronage related to the year ended August 31, 2020. During the nine months ended May 31, 2020, we distributed cash patronage of $90.1 million.

    In accordance with authorization from our Board of Directors, we expect total cash redemptions related to the year ended August 31, 2020, which will be distributed in fiscal 2021, to be approximately $83.0 million and to include redemptions of qualified and nonqualified equity owned by individual producer members and association members. During the nine months ended May 31, 2021, $37.8 million of that amount was redeemed in cash, compared to $86.3 million redeemed in cash during the nine months ended May 31, 2020.

Preferred Stock

    Dividends paid on our preferred stock during the nine months ended May 31, 2021 and 2020, were $126.5 million. The following is a summary of our outstanding preferred stock as of May 31, 2021, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Off-Balance Sheet Financing Arrangements

    Guarantees

    We are a guarantor for lines of credit and performance obligations of related companies. As of May 31, 2021, our bank covenants allowed maximum guarantees of $1.0 billion, of which $188.8 million were outstanding. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide guarantees were current as of May 31, 2021.

Debt

    We have no material off-balance sheet debt.

Loan Participations

    We engaged in off-balance sheet arrangements through certain loan participation agreements. Refer to further details about these arrangements in Note 3, Receivables, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended August 31, 2020.

Critical Accounting Policies

    Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020, have not materially changed during the nine months ended May 31, 2021.

Recent Accounting Pronouncements

    See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended May 31, 2021, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of May 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021, between January 8, 2021, and March 16, 2021, a total of 21 putative class action lawsuits were filed in the United States District Courts for the District of Idaho, the Southern District of Illinois, the District of Kansas, the District of Minnesota and the Eastern District of Pennsylvania naming us and several other crop protection manufacturers, wholesalers and retailers as defendants and alleging that the defendants violated various federal and state laws, including antitrust, unfair competition, consumer protection and unjust enrichment laws by conspiring to maintain supracompetitive prices in seeds and crop protection chemicals, such as fungicides, herbicides and insecticides ("Crop Inputs"), and to engage in a group boycott intended to prevent companies utilizing electronic sales platforms from competing in the Crop Inputs retail sales market, thereby harming farmers. As of May 31, 2021, an additional six putative class action lawsuits, asserting the same allegations against the same defendants, were filed in the United States District Courts listed above. On June 8, 2021, the Judicial Panel on Multidistrict Litigation ordered that all of the pending lawsuits be consolidated in the United States District Court for the Eastern District of Missouri. It remains too early in the litigation to evaluate the likelihood of any particular outcome or of any estimate of the amount or range of potential loss.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10–K for the year ended August 31, 2020, except for the risk factor set forth below, which updates the risk factor with the same title included in such Annual Report on Form 10–K.

We utilize information technology systems to support our business. The ongoing multiyear implementation of an enterprise wide resource planning system, reliance upon multiple legacy business systems, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise security of our customers' or suppliers' information and expose us to liability that could adversely impact our business and reputation.

Our operations rely on certain key information technology ("IT") systems, many of which are legacy in nature or may depend on third–party services to provide critical connections of data, information and services for internal and external users.

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

There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyber–based attacks. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, increased costs and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. However, in connection with the COVID-19 pandemic, a number of our employees have transitioned to working remotely. As a result, more of our employees are working from locations where our cybersecurity programs may be less effective and robust.

Like many companies, we continue to experience an increase in the number of sophisticated attempts by external parties to access and/or disrupt our networks without authorization. For example, we recently learned of a credible cybersecurity threat to our IT systems. Upon learning of the cybersecurity threat, we launched an investigation and undertook immediate action, including employing protocols to mitigate the impact of the threat, and engaging internal and third–party information technology security and forensics experts to assess any impact on our IT systems. We also utilized additional security measures to help safeguard the integrity of our IT systems’ infrastructure and the data contained therein. Although our systems were not breached, no data was lost or exposed, and our operations were not significantly interrupted from this incident, there is no guarantee that a future incident would not have a greater impact on our operations, our data or our reputation.

In addition, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach, could subject us to legal claims, regulatory penalties and damage to our reputation.

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

CHS Inc.
(Registrant)

Date:	July 8, 2021	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer