Form 10-K
period 2021-08-31
CHS INC
filed 2021-11-04
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

    CHS Inc. (referred to herein as "CHS," "we," "us" or "our") is the nation’s leading integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other nonmember customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grains and oilseeds, processed grains and oilseeds, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2021, our total revenues were $38.4 billion and net income attributable to CHS was $554.0 million.

    We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses. Our Foods segment consists of our equity method investment in Ventura Foods, LLC ("Ventura Foods"), and allocated expenses. Our other business operations, primarily our financing and hedging businesses, are included in Corporate and Other because of the nature of their products and services, as well as the relative amount of revenues from those businesses. In addition, our nonconsolidated wheat milling joint venture is included in Corporate and Other. Prior to August 31, 2021, our equity method investment in Ventura Foods was reported as a component of Corporate and Other and, accordingly, reported segment results and balances prior to that time have been recast to reflect the addition of our Foods segment.

    Our earnings from cooperative business are allocated to members (and to a limited extent to nonmembers with which we have agreed to do business on a patronage basis) based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds (which are also called patronage dividends), which may be in cash, patrons' equities (in the form of capital equity certificates) or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from nonmembers, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserves. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

    Our origins date back to the early 1930s with the founding of our predecessor companies, Cenex, Inc., and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998 and is headquartered in Inver Grove Heights, Minnesota.

    Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated in, this Annual Report on Form 10-K or any other report we file with or furnish to the Securities and Exchange Commission ("SEC").

CHANGES FROM PRIOR PERIODIC REPORTS

In this Annual Report on Form 10-K, we have complied with the disclosures required by the SEC Release No. 33-10825 "Modernization of Regulation S-K Items 101, 103 and 105" and SEC Release No. 33-10890 "Management's Discussion and Analysis, Selected Financial Data and Supplementary Financial Information."

Modernization of Regulation S-K Items 101, 103 and 105

Following its effective date of November 9, 2020, we have adopted and incorporated changes to modernize the description of business, legal proceedings and risk factor disclosures that registrants are required to make pursuant to Regulation S-K promulgated by the SEC. Specifically, we have provided additional disclosures relating to our human capital resources, restructured our risk factor disclosures and increased the threshold for disclosure of environmental proceedings to which the government is a party.

Management's Discussion and Analysis, Selected Financial Data and Supplementary Financial Information

Following its release in November 2020, we adopted and incorporated changes to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K promulgated by the SEC. Specifically, the SEC eliminated the requirement for selected financial data, except for quarterly disclosures when there are retrospective changes affecting comprehensive income, and amended the matters required to be presented under Management's Discussion and Analysis of Financial Condition and Results of Operations to, among other things, eliminate the requirement of the contractual obligations table. With the adoption of this release, we have eliminated the items discussed above that are no longer required from this Annual Report on Form 10-K. Information on our contractual obligations is still disclosed in a narrative within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K.

ENERGY
Overview

    We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); blending, sale and distribution of lubricants; and wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex branded fuels and owned by our member cooperatives. For fiscal 2021, our Energy revenues, after elimination of intersegment revenues, were $6.4 billion and were primarily from gasoline, diesel fuel and propane.

Operations

    Laurel refinery. Our Laurel, Montana, refinery processes medium- and high-sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, asphalt and petroleum coke. Our Laurel refinery sources approximately 94% of its crude oil supply from Canada, with the remaining balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC, and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

    Our Laurel refinery processes approximately 55,000 barrels of crude oil per day to produce refined products that consist of approximately 41% gasoline, 40% diesel fuel and other distillates, 12% asphalt, 6% petroleum coke and 1% other products. Refined fuels produced at our Laurel refinery are available via railcars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC, to Glendive, Montana, and to Minot, Prosper and Fargo, North Dakota.

    McPherson refinery. Our McPherson, Kansas, refinery processes approximately 60% low- and medium-sulfur crude oil and approximately 40% heavy-sulfur crude oil into gasoline, diesel fuel and other distillates, propane and other products. The refinery sources its crude oil through its own pipelines, as well as common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-sulfur crude oil is sourced from Canada and Wyoming.

    Our McPherson refinery processes approximately 110,000 barrels of crude oil per day to produce refined products that consist of approximately 54% gasoline, 39% diesel fuel and other distillates, 2% propane and 5% other products. These products are loaded into trucks at the McPherson refinery or shipped via common carrier pipelines to other markets.

Other energy operations. We operate six propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

    Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products, and also provides transportation services. In addition to selling products refined at our Laurel and McPherson refineries, we purchase refined petroleum products from third parties. For fiscal 2021, we obtained approximately 75% of the refined petroleum products we sold from our Laurel and McPherson refineries and approximately 25% from third parties.

Sales and Marketing; Customers

    We market approximately 80% of our refined fuel products to members, with the balance sold to nonmembers. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex brand. We sold approximately 1.5 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2021. We also blend, package and wholesale auto and farm equipment lubricants to members and nonmembers. We are one of the nation's largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

    Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment's operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Transportation ("DOT"), the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, the Federal Energy Regulatory Commission and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and to governing bodies, such as the Chicago Mercantile Exchange ("CME"), the New York Mercantile Exchange ("NYMEX") and the U.S. Commodity Futures Trading Commission ("CFTC").

    Competition. The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the industry depends largely on margins, as well as operating efficiency, product mix and costs of product distribution and transportation. The retail gasoline market is highly competitive, with competitors that are much larger than CHS and have greater brand recognition and distribution outlets throughout the country and the world than we do. We also are experiencing increased competition from regional and unbranded retailers. Our owned and nonowned retail outlets are located primarily in the northwestern, midwestern and southern United States.

    We market refined fuel products in five principal geographic areas. The first area includes the Midwest and Northern Plains. Competition at the wholesale level in this area includes major oil companies, as well as independent refiners and wholesale brokers and/or suppliers. This area has a robust spot market and is influenced by the large refinery center along the Gulf Coast.

    To the east of the Midwest and Northern Plains is another unique marketing area. This area centers near Chicago, Illinois, and includes eastern Wisconsin, Illinois and Indiana. In this area, we principally compete with the major oil companies, as well as independent refiners and wholesale brokers and/or suppliers.

    Another market area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies and independent refiners. This area is principally supplied by the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

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

AG
Overview

    Our Ag segment includes global grain and processing, country operations and wholesale agronomy businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2021, revenues in our Ag segment were $32.0 billion after elimination of intersegment revenues.

Operations

Global grain and processing. We are the nation's largest cooperative marketer of grain and oilseed based on grain sales. Our global grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our country operations business. Purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitating its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for marketing, merchandising and/or sourcing grains and crop nutrients. We primarily conduct our global grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC, a 50%-owned joint venture with Cargill, Incorporated ("Cargill"), focused on exports, primarily to Asia.

Our processing business includes our oilseed processing and renewable fuels production businesses. Oilseed processing is conducted at facilities that can crush approximately 140 million bushels of oilseeds on an annual basis, producing approximately 2.9 million short tons of meal and flour and 1.8 billion pounds of edible oil annually. We purchase our oilseeds from members, other CHS businesses and third parties that have tightly integrated connections with our global grain marketing operations and country operations business. Our renewable fuels business produces 260 million gallons of fuel-grade ethanol, 75 million pounds of inedible corn oil and 640,000 tons of dried distillers grains with solubles ("DDGS") annually. Renewable fuels produced by our production plants are marketed by our global grain marketing business, along with more than 504 million gallons of ethanol and 4 million tons of DDGS annually under marketing agreements with ethanol production plants.

Country operations. Our country operations business operates 462 agri-operations locations through 36 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through eight of our owned plants and four limited liability companies.

Wholesale agronomy. Our wholesale agronomy business includes our wholesale crop nutrients and wholesale crop protection businesses. Our wholesale crop nutrients business delivers products directly to our customers and our country operations business from the manufacturer or through our 16 warehouse terminals and other nonowned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas, deep-water port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean Basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop-producing regions of the United States. Our wholesale crop protection business operates out of our network of 27 warehouses from which we deliver products directly to our member cooperatives and independent retailers. We also operate a bulk chemical rail terminal in Brooten, Minnesota, where we handle and store bulk crop protection products for some of the crop protection industry's largest chemical manufacturers. This facility has approximately 6 million gallons of chemical storage capacity.

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

Sales and Marketing; Customers

    Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and nonmember producers, local cooperatives, elevators, grain dealers, grain processors and crop nutrient and crop protection retailers. We sell our edible oils and soyflour to food companies. The soybean meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and to various international customers.

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

Regulation. Our Ag operations are subject to laws and related regulations and rules designed to protect the environment and that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Our global grain and processing and country operations businesses are also subject to laws and related regulations and rules administered by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other federal, state, local and foreign governmental agencies that govern processing, packaging, storage, distribution, advertising, labeling and the quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. The hedging transactions and activities of our global grain and processing and country operations businesses are subject to the rules and regulations of the exchanges we use and to the governing bodies, such as the CME, the Chicago Board of Trade ("CBOT"), the Minneapolis Grain Exchange ("MGEX") and the CFTC.

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

NITROGEN PRODUCTION
Overview

    Our Nitrogen Production segment consists of our approximate 10% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"), and allocated expenses. In connection with our investment in CF Nitrogen, we entered into a supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually for ratable delivery through fiscal 2096. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method. On August 31, 2021, our investment was approximately $2.7 billion. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Our investment in CF Nitrogen positions us and our members for long-term, dependable fertilizer supply, supply chain efficiency and production economics. In addition, the ability to source products from CF Nitrogen production facilities under our supply agreement benefits our members and customers through strategically positioned access to essential fertilizer products.

Operations

CF Nitrogen has six production facilities located in Donaldsonville, Louisiana; Port Neal, Iowa; Medicine Hat, Alberta, Canada; Yazoo City, Mississippi; and Woodward and Verdigris, Oklahoma. Natural gas is the principal raw material and primary fuel source used in the ammonia production process. CF Nitrogen has access to competitively priced natural gas through a reliable network of pipelines connected to major natural gas trading hubs near its production facilities.

Products and Services

CF Nitrogen produces nitrogen-based products, including methanol, UAN, urea and related products.

Sales and Marketing; Customers

    CF Nitrogen has three customers, including CHS and two consolidated subsidiaries of CF Industries.

Industry; Competition

Regulation. CF Nitrogen is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; handling and disposal of wastes and other materials; and investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party that sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault.

Competition. CF Nitrogen competes primarily on delivered price and, to a lesser extent, on customer service and product quality. CF Nitrogen competes domestically with a variety of large companies in the fertilizer industry. There is also significant competition from products sourced from other regions of the world.

FOODS

Overview

Our Foods segment consists of our equity investment in Ventura Foods and allocated expenses. Ventura Foods is a joint venture between CHS and Mitsui & Co., with each company owning 50% interest. We account for our investment in Ventura Foods using the equity method of accounting, and the investment balance was equal to $388.6 million on August 31, 2021. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Operations

Ventura Foods currently has 16 manufacturing and distribution locations across the United States and Canada. Ventura Foods sources its raw materials, which consist primarily of soybean oil, canola oil, palm and/or coconut oil, peanut oil and other ingredients and supplies, from various domestic and international suppliers, including our oilseed processing operations.

Products and Services

Ventura Foods produces and distributes edible, oil-based products, including packaged oils, margarines, flavored dressings and sauces, mayonnaises and other food products. In addition to products for which Ventura Foods owns the brand, Ventura Foods also produces a variety of nonbranded items and products for third parties. Some of the products produced and distributed by Ventura Foods have product formulations and processes that are proprietary to either Ventura Foods or its customers.

Sales and Marketing; Customers

Ventura Foods sells its products to foodservice distributors, retail outlets and secondary manufacturers who use edible oils as ingredients in products they manufacture for resale.

Industry; Competition

Regulation. Ventura Foods is subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern the discharge of materials into the environment, air and water; reporting storage of hazardous wastes and other hazardous materials; the transportation, handling and disposal of wastes and other materials; and the investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property, and a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Ventura Foods is also subject to laws and related regulations and rules administered by the USDA, the FDA and other federal, state, local and foreign governmental agencies that govern the processing, packaging, storage, distribution, advertising, labeling and the quality and safety of food products. Failure to comply with these laws, regulations and rules could subject Ventura Foods to administrative penalties, injunctive relief, civil remedies and possible recalls of products.

Competition. Ventura Foods competes with a variety of companies in the food manufacturing industry. Competitors in the oils segment of the business include multinational oilseed processing companies as well as smaller oil packaging firms. Ventura Foods also competes with large consumer packaged goods companies and smaller regional manufacturers that produce margarines, flavored dressings and sauces, and mayonnaises for the foodservice, retail and industrial sectors. Competitive dynamics vary by product category. In commodity categories such as oils, price and service are significant factors in customer decisions. For value-added products, such as dressings and sauces, service and culinary capabilities play a larger role in securing new business and maintaining customer relationships.

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

Wheat milling. Ardent Mills, LLC ("Ardent Mills"), the largest flour miller in the United States, is a joint venture with CHS, Cargill and Conagra Brands, Inc. ("Conagra"). In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence through our ability to appoint a member of the Board of Shareholders and Board of Managers of Ardent Mills. On August 31, 2021, our investment in Ardent Mills was

$220.1 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

HUMAN CAPITAL RESOURCES

Our human capital resources objectives include identifying, attracting, retaining, developing, incentivizing and onboarding our current and new employees. We monitor our progress toward these objectives by measuring human capital metrics such as engagement, total and regrettable turnover, hiring statistics and overall cost of human resources delivery. In addition to these objectives, we also promote a culture focused on diversity and inclusion, provide learning and development opportunities, maintain the health and safety of our employees, encourage community involvement and offer competitive pay and benefits. Additional information regarding our employee population and human capital strategies is described below.

Employee Population. On August 31, 2021, we had 9,941 full-time, part-time, temporary and seasonal employees, primarily in the United States. Of that total, 2,391 were employed in our Energy segment, 6,476 were employed in our Ag segment and 1,074 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for or support our joint ventures, including CF Nitrogen in our Nitrogen Production segment, Ventura Foods in our Foods segment and Ardent Mills in our Corporate and Other category, and are not included in these totals. As of August 31, 2021, we had 12 collective bargaining agreements with unions covering approximately 9% of our employees in the United States, with collective bargaining agreements expiring on various dates through June 30, 2026. We believe that our relations with our employees are strong. We value our employees and believe that employee passion for our work and employee engagement are key elements of our operating performance.

Diversity and Inclusion. The CHS value of inclusion helps us strive to create a work environment where excellence and growth stem from diverse thinking. Our goal is to foster a workplace where diverse thinking, voices and backgrounds yield better employee experiences, business performance and business outcomes. In addition to working on modeling inclusive behaviors that positively impact our communities, with the assistance of external experts, we developed and launched an enterprisewide, three-year strategic plan during fiscal 2021 for improving inclusion and diversity at CHS. We continue to sponsor and support employee resource groups made up of individuals who join together as allies and advocates to promote diversity and inclusion, while providing our employees from across the country the opportunity to strengthen relationships, learn through educational and networking opportunities that focus on development, help local communities and engage with people across CHS. These employee resource groups include Harvest Pride, which promotes a safe, connected and empowered LGBTQA+ community across CHS; Mozaiko, which promotes ethnic diversity and inclusion at CHS while creating an inclusive environment for all employees; a veterans employee resource group that provides support, camaraderie and resources for employees formerly serving or currently serving in the military; and Women in Leadership, which supports women in the workplace who are excited and energized to grow personally and professionally.

Learning and Development. We are committed to investing in our employees to help them grow and achieve their career goals. In addition to regular performance evaluations and annual development plans that provide employees with feedback and growth opportunities, employees at CHS have access to a variety of learning tools and other opportunities for growth. These tools and opportunities include access to thousands of on-demand learning modules; various internally- and externally-led trainings that cover continuous improvement, public speaking, financial and accounting topics and other topics; tuition and professional certification reimbursement; as well as other opportunities focused on developing the future leaders of CHS. With the ongoing COVID-19 pandemic during fiscal 2020 and fiscal 2021, many of these opportunities for learning and development were adjusted to a virtual delivery model to ensure that employee development could continue in a safe manner.

Health and Safety. Safety is one of our core values. We put the well-being of our employees, customers and communities first every day. At CHS, safety isn’t just about following the rules, it is about doing things the right way and remembering that no job is so critical that it warrants safety risks. In addition to defined safety programs designed specifically for individual facilities with operational hazards such as grain, feed, seed, agronomy, petroleum, warehouses and retail stores, we also provide certain employee groups with additional training opportunities such as a defensive driving program. Beyond developing defined safety programs and training opportunities, we also monitor our incident rates in comparison to previous years and industry averages, as published by the Bureau of Labor Statistics. During fiscal 2021, our Occupational Safety & Health Administration ("OSHA") incident rate was 2.8 incidents per 100 full-time workers, as compared to an average of 3.6 incidents per 100 full-time workers during the three previous years, a reduction of 22%, and our DOT crash rate was in the top 1% of all carriers in our industry segment for the entirety of fiscal 2021. Beginning in February 2020 and throughout the course of the COVID-19 pandemic, our Environmental Health and Safety team continuously monitored and assessed the evolving situation, while implementing safety precautions to protect the health and well-being of our employees, customers and communities, including the use of personal protective equipment, facility cleaning and sanitation protocols and remote work initiatives for employees whose roles could be conducted remotely.

Community Involvement. As a cooperative, we are committed to making a measurable impact in our communities through our giving investments. In addition to our charitable foundation and annual giving campaign, which provide financial support to our communities, eligible employees also receive paid time off to make a difference in our communities through volunteer activities.

Compensation and Benefits. We have designed our compensation and benefits programs to attract and retain qualified employees and to motivate employees to optimize member-owner returns and to achieve our long-term strategies. In addition to offering competitive compensation that includes annual variable pay linked to our performance, we also offer a wide array of benefits programs that include health insurance and wellness benefits; retirement benefits including a company-matched 401(k) contribution and a pension for qualifying employees; paid time off and family leave; and employee assistance programs, including adoption assistance.

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

Reference to this cautionary statement (the "Cautionary Statement") in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those indicated in the forward-looking statement.

The following risk factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any particular forward-looking statement. The following risk factors should not be construed as exhaustive. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Operating Our Business

Our revenues, results of operations and cash flows could be materially and adversely affected by changes in commodity prices.

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, outbreaks of disease, government regulation and policies, global trade disputes, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. For example, fluctuations in commodity prices may result in significant noncash losses being incurred on our commodity-based derivatives, which may in turn materially and adversely affect our operating results. In addition, changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings.

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

•ability of members of the Organization of Petroleum Exporting Countries ("OPEC") and other countries that are significant producers of oil to agree to and maintain oil price and production controls, and the price and level of imports;

•disruption in supply;

•political instability or conflict in oil-producing regions;

•level of demand from consumers, agricultural producers and other customers;

•price and availability of alternative fuels;

•availability of pipeline capacity; and

•domestic and foreign governmental regulations and taxes.

    Many of these factors resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices during the period of the COVID-19 pandemic prior to August 31, 2021. Additional volatility is expected to occur during the remainder of the pandemic and that volatility may be significant. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time.

In addition, our renewable fuels business produces ethanol, which is closely related to, or may be substituted for, petroleum products, and may be blended into gasoline to increase octane content. Therefore, the selling price of ethanol can be impacted by the selling prices of gasoline, diesel fuel and other octane enhancers. A significant decrease in the price of gasoline, diesel fuel or other octane enhancers could result in a significant decrease in the selling price of ethanol, which could adversely affect our revenues and operating earnings.

We are subject to political, economic, legal and other risks of doing business globally.

    We are a global business and are exposed to risks associated with having global operations. These risks include, but are not limited to, risks relating to terrorism, war or civil unrest; changes in a country's or region's social, economic or political conditions; changes in local labor conditions and regulations; changes in safety and environmental regulations; changes in regulatory or legal environments; restrictions on currency exchange activities and currency exchange fluctuations, price controls on commodities; taxes; doing business in countries or regions with inadequate infrastructure; and logistics challenges. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risk of adverse actions by local government authorities, such as unilateral or forced renegotiation, modification or nullification of existing agreements or expropriations.

Our business and operations and demand for our products are highly dependent on certain global and regional factors that are outside our control and that could adversely impact our business.

    The level of demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions may lead to a reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Weak global economic conditions and adverse conditions in financial and capital markets may adversely impact the financial condition and liquidity of some of our customers, suppliers and other counterparties, which could have a material adverse effect on our customers' abilities to pay for our products and on our business, financial condition, liquidity, results of operations and prospects.

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

•Adverse weather conditions, such as heavy snow or rainfall and any flooding as a result thereof, may cause transportation delays and increased transportation costs, or damage physical assets, especially facilities in low-lying areas near coasts and river banks or situated in hurricane-prone and rain-susceptible regions. For example, in August 2021, our Myrtle Grove, Louisiana, grain export terminal was damaged by Hurricane Ida and was not operational for approximately four weeks during storm recovery and cleanup. As a result, we were required to divert scheduled export shipments through other export locations, resulting in transportation delays and increased transportation costs.

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

•We may experience increased insurance premiums and deductibles or decreases in available coverage for our assets in areas subject to adverse weather conditions.

    Emerging sustainability and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 outbreak or other outbreaks.

    Outbreaks of contagious diseases, including the ongoing COVID-19 outbreak and pandemic, and other adverse public health developments in countries and states where we operate, have had and are expected to continue to have an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel; temporary closures of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, we are actively monitoring COVID-19 impacts on our supply chain and distribution channels. Restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows. In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring administrative and other groups of our employees to work remotely, suspending nonessential travel and restricting attendance at industry events and in-person, work-related meetings, which could negatively affect our business. Some of these precautionary measures, and similar precautionary measures that we may take in the future, may result in additional costs. Further, COVID-19 has resulted in a widespread health crisis that has affected and is expected to continue to adversely affect economies and financial markets throughout the world, which may affect our ability to obtain additional financing for our businesses and demand for our products and services, such as the declines in demand experienced during the third and fourth quarters of our fiscal year 2020 by our refined fuels, renewable fuels and processing businesses and Ventura Foods. The declines in demand experienced by our refined fuels, renewable fuels and processing businesses and Ventura Foods have and may continue to have an adverse effect on our business and our financial results. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Item 1A, any of which could have a material effect on us. The extent to which COVID-19 will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing spread of the virus; the severity of the disease; the duration of the outbreak; the extent of any reoccurrence of the coronavirus or any evolutions or mutations thereof; the availability, administration and effectiveness of vaccines; the development of therapeutic treatments that can restore consumer and business economic confidence; the type and duration of actions that may be taken by various governmental authorities in response to the outbreak; and the impact on the U.S. and the global economy, including whether the agricultural industry continues to be designated an essential infrastructure industry and may continue to operate if future lockdowns occur. As a result, at the time of this filing, it is not possible to predict the overall future impact of COVID-19 on our business, liquidity, capital resources and financial results.

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

Numerous alternative energy sources could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our customers for environmental or other reasons, demand for our energy products would decline. In addition, many governments have imposed, and in the future may impose, policies and regulations aimed at decreasing reliance on petroleum-based products, which could reduce demand for our energy products. For example, the State of California, the Province of Quebec, the European Union and countries such as Japan and the United Kingdom have announced intentions to adopt restrictions with respect to the sale of new combustion-engine vehicles. If realized, these restrictions would accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. In addition, a number of companies have announced their intention to phase out production of gasoline- and diesel-powered vehicles. For example, Jaguar Land Rover plans to phase out all diesel powertrains by 2026; Audi plans to stop producing internal combustion engine vehicles by 2033; and General Motors has announced a target date of 2035 for phasing out production of gasoline- and diesel-powered vehicles. While these projected phaseouts primarily impact light-

duty vehicles outside our primary markets, they are expected to further accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. Declining demand for our energy products, particularly diesel fuel sold for farming applications, could materially and adversely affect our revenues, results of operations and cash flows.

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

In addition, in the seed, fertilizer and crop protection markets, consolidation at both the producer and wholesale customer level has increased the potential for direct sales from input manufacturers to cooperative customers and/or individual agricultural producers, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

We are exposed to risk of nonperformance and nonpayment by counterparties.

We are exposed to risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes inability or refusal of a counterparty to pay us, inability or refusal to perform because of a counterparty's financial condition and liquidity, operational failures, labor issues, cybersecurity events or for any other reason, and risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than current market prices. In the event we experience significant nonperformance or nonpayment by counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected. For example, we store inventory in third-party warehouses, and the operators of these warehouses may not adequately store or secure our inventory, or they may improperly sell that inventory to someone else, which could expose us to a loss of the value of that inventory. In the event we experience any such nonperformance by a third-party warehouse operator, our financial condition, results of operations and cash flows could be materially and adversely affected. As another example, if any of our counterparties experience a cyber breach or system failure, or does not respond or perform effectively in connection with such cyber breach or system failure, their businesses could be negatively impacted, and it may result in disruption to our supply chain or distribution channels, which could have a material adverse effect on our business.

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

We are also subject to the risk that our rights against borrowers and other third parties that owe us money may not be enforceable in all circumstances. For example, a borrower or third-party may declare bankruptcy. In addition, due to implications of the overall agricultural sector's extended period of depressed commodity prices and margins, the COVID-19 pandemic and changing weather conditions, including those due to climate change, among other factors, the credit quality of borrowers and other third parties whose obligations we hold could deteriorate, including a deterioration in the value of collateral posted by those parties to secure their obligations to us pursuant to purchase contracts, loan agreements or other contracts. If that deterioration occurs, the material adverse effects of third parties not performing their repayment obligations may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount owed to us. For example, certain loans and other financing arrangements we undertake with agricultural producers are typically secured by the counterparty's crops that are planted in the current year. There is a risk that the value of the crop will not be sufficient to satisfy the counterparty's repayment obligations under the financing arrangement as a result of weather, crop growing conditions, other factors that influence the price, supply and demand for agricultural commodities or for other reasons.

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

With respect to our lending activity, we evaluate collectability of both commercial and producer loans on a specific identification basis based on the amount and quality of the collateral obtained, and record specific loan loss reserves when appropriate. Consistent with accounting principles generally accepted in the United States ("U.S. GAAP"), a general reserve is also maintained based on our best estimate of expected credit losses. For other forms of credit, we establish reserves as appropriate and consistent with U.S. GAAP. The reserves represent our best estimate based on current facts and circumstances. Future developments or changes in assumptions may cause us to record adjustments to the reserves that could materially and adversely affect our results of operations.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in commodity prices, transportation costs, energy prices, foreign currency exchange rates and interest rates. We monitor position limits, accounts receivables and other exposures and engage in other strategies and controls to manage these risks. Our monitoring efforts may not be effective at detecting a significant risk exposure and our controls and strategies may not be effective in adequately managing against the occurrence of a significant loss relating to a risk exposure. If our controls and strategies are not successful in mitigating or preventing our financial exposure to losses due to the fluctuations or failures mentioned above, it could significantly and adversely affect our operating results.

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

Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, other natural disasters, war, terrorism, cyber attacks, industrial accidents, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, adverse weather conditions and labor disputes. For example:

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

•Someone may accidentally or intentionally introduce a computer virus into our information technology systems or breach our computer systems or other cyber resources.

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

Technological advances in agriculture could decrease the demand for crop nutrients, energy and other crop input products and services we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our crop nutrients and crop protection products. Demand for fuel that we sell could decline as technology allows for more efficient usage of equipment or should alternative energy sources become more viable due to technology. Declining demand for our products could materially and adversely affect our revenues, results of operations and cash flows.

We utilize information technology systems to support our business. The ongoing multiyear implementation of an enterprisewide resource planning system, the reliance upon multiple legacy business systems, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise the security of our customers' or suppliers' information and expose us to liability that could adversely impact our business and reputation.

Our operations rely on certain key information technology ("IT") systems, many of which are legacy in nature or may depend on third-party services to provide critical connections of data, information and services for internal and external users.

Over the past several years, we have been implementing a new enterprise resource planning system ("ERP"), and we expect this ERP implementation to continue for the next several years. This ERP implementation has required and will continue to require significant capital and human resources to deploy. Changes we have experienced in the implementation timeline and the scope of the implementation likely have impacted the capital and operating expense amounts required to complete the implementation, and there can be no assurance that the actual costs for completing the ERP implementation will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. In addition, potential flaws in implementing the ERP or in the failure of any portion/module of the ERP to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently and with an effective system of internal controls.

There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyber-based attacks. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, increased costs and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. However, in connection with the COVID-19 pandemic, a number of our employees have transitioned to working remotely. As a result, more of our employees are working from locations where our cybersecurity programs may be less effective and robust. In addition, IT investments in new technology that could result in greater operational efficiency may further expose our IT systems to the risk of cyber-based attacks.

Like many companies, we continue to experience an increase in the number of sophisticated attempts by external parties to access and/or disrupt our networks without authorization. For example, in June 2021, we learned of a credible cybersecurity threat to our IT systems. Upon learning of the cybersecurity threat, we launched an investigation and undertook immediate action, including employing protocols to mitigate the impact of the threat, and engaged internal and third-party information technology security and forensics experts to assess any impact on our IT systems. We also utilized additional security measures to help safeguard the integrity of our IT system infrastructure and the data contained therein. Although our systems were not breached, no data was lost or exposed, and our operations were not significantly interrupted by this incident, there is no guarantee that a future incident would not have a greater impact on our operations, our data or our reputation. We may incur significant costs protecting against or remediating cyber-based attacks or other cyber incidents.

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

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices and disclosures, including practices and disclosures related to climate change, diversity and inclusion, and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors' and other stakeholders' increased focus and activism related to ESG and similar matters may hinder access to capital or financing, as investors or lenders may determine to reallocate capital or not commit capital as a result of their assessment of a company's ESG practices and disclosures. If we do not adapt or comply with investor, lender or stakeholder ESG expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing focus on ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition could be materially and adversely affected.

Acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events resulting from portfolio management actions and other evolving business strategies could affect future results.

We monitor our business portfolio and organizational structure and have made and may continue to make acquisitions, strategic alliances, joint ventures, divestitures and changes to our organizational structure. With respect to acquisitions, future results will be affected by our ability to identify suitable acquisition candidates, to adequately finance any acquisitions and to integrate acquired businesses quickly and obtain the anticipated financial returns, including synergies. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture. Additionally, we may fail to consummate proposed acquisitions, divestitures, joint ventures or strategic alliances after incurring expenses and devoting substantial resources, including management time, to such transactions, or foregoing other strategic opportunities.

Several parts of our business, including in particular our nitrogen production business, our foods business and portions of our global grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our subsidiaries and limited liability companies in which we have a controlling interest. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that co-venturers might experience business or financial stresses that impact their ability to effectively operate the joint venture, or might become bankrupt or fail to fund their share of the business, in which case the joint venture may be unable to access needed growth capital without funding from us and/or any other remaining co-venturers. Co-venturers may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. In addition, we may, in certain circumstances, be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

    We made certain assumptions and projections regarding the future of the markets served by our joint venture investments that included projected raw materiality availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. For example, assumptions we made in connection with our investment in CF Nitrogen may not align with future demand for nitrogen-based products or the cost or availability of natural gas, the primary feedstock utilized for CF Nitrogen's nitrogen-based products.

Risks Related to Laws and Regulations

Government policies, mandates, regulations and trade agreements could adversely affect our operations and profitability.

    Our business is subject to numerous government policies, mandates and regulations that could have an adverse effect on our operations or profitability. For example, government policies, mandates and regulations related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, and renewable and low-carbon fuels could have an adverse effect on our operations or profitability by, among other things, influencing planting of certain crops, location and size of crop production, trade of processed and unprocessed commodity products, volumes and types of imports and exports, availability and competitiveness of feedstocks as raw materials, and viability and volume of certain of our products. In our Energy segment, government policies, mandates and regulations designed to stop or impede the development or production of petroleum-based products, such as those limiting or banning use of hydraulic fracturing, drilling or oilsands production or restricting the sale of new combustion-engine vehicles, could adversely affect our operations and profitability.

    In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. In many countries around the world, historical free trade relationships are being challenged. For example, the U.S. government has imposed tariffs on certain products imported into the United States, which has resulted in reciprocal tariffs from other countries, including countries where we operate and/or into which we import products, such as exports of U.S. soybeans into China. In addition, the U.S. government has indicated its intent to renegotiate or potentially terminate certain existing international trade agreements and it is unclear what changes, if any, will be made to international trade agreements that are relevant to our business activities. These actions have created uncertainty among the United States and other nations, including countries where we operate, and have led to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, all of which have resulted in reduced volumes of grain exports overall and have presented challenges and uncertainties for our business. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers, and we cannot predict the effects of future trade policies, disputes or agreements on our business. Tariffs and trade restrictions that are implemented on products that we buy and/or sell could increase the cost of those products or adversely affect the availability of market access. These cost increases and market changes could adversely affect demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries. These restrictions and those of other governments could limit our ability to gain access to business opportunities in various countries.

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

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, the compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") and related regulations continue to evolve, as federal agencies have implemented and continue to implement its many provisions through regulation. These efforts to change the regulation of financial markets subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives have imposed and may continue to impose additional costs on us, including operating and compliance costs, and the cost of fines or penalties in the event we do not comply, and could materially affect the availability, as well as the cost and terms, of certain transactions. Certain federal regulations addressing Dodd-Frank are still being implemented and others are being finalized. We will continue to monitor these developments. In addition, new laws and regulations that are applicable to us or our businesses may be adopted, and the change in the U.S. government's administration and its policies may increase the likelihood of such legal and regulatory developments. If new laws or regulations become applicable to us or our businesses, our compliance costs could increase. Any of the above matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended August 31, 2018, our management noted potentially excessive valuations in net derivative asset valuations relating to certain rail freight contracts purchased in connection with our North American grain marketing operations. Following identification of those potentially excessive valuations, we engaged external counsel, which engaged forensic accountants to work with our management under the oversight of the Audit Committee of our Board of Directors to conduct an investigation. The investigation concluded there were misstatements in the consolidated financial statements included in certain of our filings with the SEC that were due to intentional misconduct by a former employee in our rail freight trading operations, and due to rail freight contracts and certain nonrail freight contracts not meeting technical accounting requirements to qualify as derivative financial instruments. The misconduct consisted of the former employee manipulating the mark-to-market valuation of railcars that were the subject of rail freight purchase contracts and manipulating the quantity of railcars included in the monthly mark-to-market valuation. In addition, the investigation revealed intentional misstatements that were made by the former employee to our external auditor in connection with its audit of our consolidated financial statements for the year ended August 31, 2017. During the course of, and as a result of, the investigation, we terminated the employee. The Audit Committee of our Board of Directors and our legal counsel reported the findings of the investigation to our Board of Directors and to our independent registered public accounting firm and have discussed evidence uncovered and conclusions reached in the investigation with the staff of the Division of Enforcement of the SEC. We are cooperating, and will continue to fully cooperate with, the staff of the Division of Enforcement of the SEC in any ongoing review of these matters. We are unable at this time to predict when the SEC Division of Enforcement's review of these matters will be completed or what regulatory or other outcomes may result. If the SEC or any other governmental authority determines that violations of certain laws or regulations occurred, we could be exposed to a broad range of civil and criminal sanctions. Although we are currently unable to predict what actions the SEC or any other governmental authority might take, or what the likely outcome of any such actions might be, or estimate the range of reasonably possible fines or penalties, such actions, fines and/or penalties could be material, resulting in a material adverse effect on our business, prospects, reputation, financial condition, results of operations or cash flows. Even if an inquiry or investigation does not result in an adverse determination, our business, prospects, reputation, financial condition, results of operations or cash flows could be adversely impacted. In addition, the expenses incurred in connection with the ongoing review or any other review by the SEC or any other governmental authority, and the diversion of the attention of our management that could occur as a result thereof, could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to extensive anti-corruption, anti-bribery, anti-kickback and trade laws and regulations, and any noncompliance with those laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

    We operate on a global basis and are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"). The FCPA and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations in other jurisdictions generally prohibit companies and their intermediaries or agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations may conflict with local customs and practices. In addition, in certain countries, we engage third-party agents or intermediaries to act on our behalf and/or conduct all or a portion of our operations through joint venture partners, including in those countries with a high risk of corruption. If any of these third parties violate applicable anti-corruption, anti-bribery or anti-kickback laws or regulations, we may be liable for those violations. We have policies in place prohibiting employees from making or authorizing improper payments; we train our employees regarding compliance with anti-corruption, anti-bribery and anti-kickback laws and regulations; and we utilize procedures to identify and mitigate risks of such misconduct by our employees, third-party agents, intermediaries and joint venture partners. However, we cannot provide assurances that our employees, third-party agents, intermediaries or joint venture partners will comply with those policies, laws and regulations. If we are found liable for violations of the FCPA or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

In the fourth quarter of fiscal 2018, we contacted the U.S. Department of Justice ("DOJ") and SEC to voluntarily self-disclose potential violations of the FCPA in connection with a small number of reimbursements made to Mexican customs agents in the 2014-2015 time period for payments customs agents made to Mexican customs officials in connection with inspections of grain crossing the U.S.-Mexican border by railcar. In connection with their review of this matter, we have cooperated with the DOJ's and SEC's evaluations of other areas of potential interest relating to the FCPA. On February 25, 2020, we received a letter from the DOJ stating that it had closed its inquiry into each of these matters without taking any action against us and acknowledging its appreciation of our cooperation. We are still fully cooperating with the SEC's ongoing evaluation of these FCPA-related matters. At this time, the SEC has not taken a position on these FCPA-related matters and we are unable to predict when the SEC's review of these matters will be completed or what regulatory or other outcomes may result.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violation of these laws or regulations by us or our employees may subject us to government scrutiny, investigation, and civil and criminal penalties, and may limit our import and export abilities. Furthermore, embargoes and sanctions imposed by the United States and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal or civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the way existing laws and regulations might be administered or interpreted.

Environmental and energy laws and regulations may result in increased operating costs and capital expenditures and may have a material and adverse effect on us.

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations or other developments in these areas could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or unforeseen changes to our operations, either of which could adversely affect us. For example, in December 2015, 195 countries adopted, by consensus, a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures below 2 degrees Celsius above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 degrees Celsius above pre-industrial levels. Participation in the Paris Agreement is subject to the concurrence of the United States Executive Branch Administration then currently in office. As a result, adherence to the Paris Agreement may vary by administration. The current administration is supportive of the Paris Agreement. The Paris Agreement requires the United States to submit its own national plan for reducing emissions of greenhouse gases ("GHGs"), such as carbon dioxide, methane and nitrous oxide. Executive orders issued by the current administration, including an executive order issued on January 27, 2021, focusing on climate change, are evidence of the current United States government's intent to undertake numerous initiatives in an effort to reduce GHGs. New federal legislation or regulatory programs that restrict emissions of GHGs, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards or mandates for renewable energy, or comparable new state legislation or programs or customer requirements in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation, regulatory programs, or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment.

Also, pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years, the price of RINs has been extremely volatile. For example, in fiscal 2021, prices for D6 ethanol RINs and D4 ethanol RINs rose by 287% and 141%, respectively, compared to the prior year. Continued RIN volatility could have a negative impact on our future refined fuels margins, as experienced during fiscal 2021.

Environmental liabilities and litigation could have a material adverse effect on us.

Many of our current and former facilities have been in operation for many years, and over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes that are or might be considered hazardous under applicable or future enacted environmental laws, including liquid fertilizers, chemicals and fuels stored in underground and aboveground tanks. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, injunctions or other costs, such as capital expenditures. In addition, an owner or operator of contaminated property and a party who sends hazardous materials to such site for treatment, storage, disposal or recycling can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which could have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized by us until the related costs are considered probable and can be reasonably estimated.

We have noted a trend in public and private lawsuits filed on behalf of states, counties, cities and utilities alleging harm to the general public and the environment, including waterways and watersheds, as a result of the use of agricultural chemicals, such as fertilizers. If we become a party to any such lawsuits, we could be required to pay damages or penalties or have other remedies imposed upon us, which could have a material and adverse effect on our results of operations and financial condition.

We face increased climate change-related litigation risk with respect to our operations. In particular, governmental and other entities in various U.S. states have filed lawsuits against companies in the coal, gas, oil and petroleum industries, alleging damages as a result of climate change, with the plaintiffs in such lawsuits seeking damages and abatement under various tort theories. Although we are not currently a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which we face an increased risk of liability stemming from climate change.

Risks Related to our Financial Position and Financing Our Business

Our financial results are susceptible to seasonality.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and are highest during the first and third fiscal quarters. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons and our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices and demand, and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter-heating and crop-drying seasons.

If any of our long-lived assets become impaired, we could be required to record a significant impairment charge, which would negatively impact our results of operations.

All our long-lived assets, including property, plant and equipment, goodwill, investments in unconsolidated affiliates and other identifiable intangibles, are evaluated for impairment in accordance with U.S. GAAP at least annually for goodwill and whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable. The process of evaluating for impairment involves a number of judgments and estimates. If the judgments and estimates used in our analyses are not realized or change due to external factors, then actual results may not be consistent with these judgments and estimates, and our long-lived assets may become impaired in future periods. We have in the past, and may in the future, be required to write down the value of our long-lived assets. Any future impairment of our long-lived assets could require us to record a significant impairment charge, which would negatively impact our results of operations.

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

Our access to capital could be affected by financial institutions' and other capital sources' policies concerning energy-related businesses.

Public concern regarding the potential effects of climate change have directed increased attention toward the funding sources of energy-related businesses. As a result, some financial institutions, funds and other sources of capital have reduced or restricted lending to, or investing in, companies that operate in the energy industry. Limiting energy-related businesses' access to capital could make it more difficult for us to secure external financing, which could in turn restrict our current operations and our growth opportunities, adversely affect our operating results and restrict our ability to repay our existing debts.

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

Uncertainty regarding the transition away from the London Interbank Offered Rate ("LIBOR") and the replacement of LIBOR with an alternative reference rate may adversely affect interest rates under our credit facilities and dividend rates with respect to our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock.

LIBOR is the base rate of interest widely used as a global reference for setting interest rates on loans. Some of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility, use LIBOR as the reference rate. In addition, the terms of our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 ("Class B Series 2 Preferred Stock"), and our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock"), provide that, beginning on March 24, 2024, in the case of our Class B Series 2 Preferred Stock, or on September 30, 2024, in the case of our Class B Series 3 Preferred Stock ("Initial Reset Date"), dividends on such preferred stock will accumulate at a rate equal to three-month LIBOR plus an applicable spread, not to exceed 8% per annum.

In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced that representative LIBOR rates will no longer be available after June 30, 2023, in the case of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates, and December 31, 2021, in the case of all other LIBOR rates.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has announced the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR. The composition and characteristics of SOFR are not the same as LIBOR. As a result, there can be no assurance that SOFR or any other alternative reference rate will perform in the same manner as LIBOR would have at any time including without limitation, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial or other events. For example, since publication of SOFR began on April 3, 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates. With limited operating history, it remains unknown whether SOFR will be broadly accepted, whether it will continue to evolve and what the effects of its implementation may be on the markets for financial instruments.
The use of SOFR or another alternative reference rate could cause the interest rates on our borrowings under our applicable credit facilities to be materially different than expected, which could have an adverse effect on our financial position, results of operations and liquidity and cause us to attempt to renegotiate such credit facilities. In addition, even if SOFR or another alternative reference rate becomes widely accepted, we may continue to be subject to risk on outstanding instruments that rely on LIBOR. For example, although the rate at which dividends accumulate on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock may not exceed 8% per annum, there is uncertainty regarding the calculation of such rates following the applicable Initial Reset Date in the event that LIBOR ceases to exist. The use of SOFR or another alternative reference rate or other reforms relating to the calculation of dividends on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock could cause the dividends we pay on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock following the applicable Initial Reset Date to be materially different than expected, which could have an adverse effect on our financial position, results of operations and liquidity and cause us to attempt to amend the terms of our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock, including by seeking shareholder approval of any such amendment.

In addition, the overall financial market may be disrupted as a result of the phaseout and replacement of LIBOR. Disruption in the financial market could have an adverse effect on our financial position, results of operations and liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.    PROPERTIES

    We own or lease energy, agronomy, grain-handling and processing facilities and other real estate throughout the United States and internationally. Below is a summary of these locations by segment and related business. All facilities are owned except where indicated as leased.

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	10 locations in Iowa, Maine, Minnesota, Missouri, North Dakota, Washington and Wisconsin; the locations in Glenwood, Minnesota; Hannaford, North Dakota; and Yakima, Washington, are owned by CHS; the location in Rockville, Minnesota, is 50% owned by CHS; all other locations are either fully or partially leased
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Zip Trip corporate headquarters	Leased office space in Spokane, Washington
Convenience stores/gas stations	39 locations in Colorado, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming, six of which are leased
Lubricant plants/warehouses	Inver Grove Heights, Minnesota; Kenton, Ohio; and Amarillo, Texas; the location in Inver Grove Heights is leased
Ag
Global Grain & Processing
Grain terminals	18 locations in Illinois, Iowa, Louisiana, Minnesota, Wisconsin, Argentina, Brazil, Hungary and Romania
Fertilizer terminal	Argentina
Grain marketing offices	35 locations in Iowa, Minnesota, Nebraska, Argentina, Brazil, Bulgaria, China, Hungary, Italy, Paraguay, Romania, Serbia, Singapore, South Korea, Spain, Switzerland, Taiwan, Ukraine and Uruguay; all locations are leased other than the offices in Davenport, Iowa; and Savage and Winona, Minnesota, which are owned
Oilseed facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing plants	Fargo and Grandin, North Dakota
Storage and warehouse facilities	Hazel, Minnesota; Joliette, North Dakota; and a leased facility in Winkler, Canada
Ethanol plants	Annawan and Rochelle, Illinois
Country Operations
Agri-operations facilities	Approximately 462 community locations (some of the facilities are on leased land) located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin
Feed manufacturing facilities	Eight locations in Montana, North Dakota, Oregon and South Dakota

Description	Location(s)
Wholesale Agronomy
Deep-water port	Galveston, Texas
Terminals	16 locations in Arkansas, Illinois, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, South Dakota, Tennessee and Texas; facilities in Little Rock, Arkansas; Owensboro, Kentucky; and Galveston, Texas, are on leased land
Bulk chemical rail terminal facility	Brooten, Minnesota
Distribution warehouses	27 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin; all facilities are leased except those in Willmar, Minnesota (two locations); Fargo and Minot, North Dakota; and Black River Falls, Wisconsin
Corporate and Other
Corporate headquarters	We lease a 24-acre campus in Inver Grove Heights, Minnesota, consisting of one building with approximately 320,000 square feet of office space, and we own an additional nine acres of land adjacent to the leased property on which we have two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Leased facilities in Eagan and St. Paul, Minnesota; Kansas City, Missouri; Huron, South Dakota; and Washington, District of Columbia
Agricultural land and related improvements	We own approximately 179 acres of agricultural land and related improvements in central Michigan

ITEM 3.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 17, Commitments and Contingencies, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As a cooperative, we do not have common stock that is traded or otherwise outstanding. We have not sold any equity securities during the three years ended August 31, 2021, that were not registered under the Securities Act of 1933.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2021 Highlights
•Fiscal 2022 Outlook
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with the accompanying audited financial statements and notes to those financial statements and the Cautionary Statement regarding forward-looking statements found in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

    CHS Inc. is a diversified company that provides grain, food, agronomy and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders that own our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We operate in the following four reportable segments:

•Energy. Produces and provides primarily for the wholesale distribution and transportation of petroleum products.
•Ag. Purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; also serves as a wholesaler and retailer of agronomy products.
•Nitrogen Production. Produces and distributes nitrogen fertilizer. Consists of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses.
•Foods. Produces edible oils used in food preparation and packaged food products. Consists of our equity method investment in Ventura Foods, LLC ("Ventura Foods"), and allocated expenses.

    In addition, our financing and hedging businesses, along with our nonconsolidated wheat milling joint venture, have been aggregated within Corporate and Other.

    The consolidated financial statements include the accounts of CHS and all subsidiaries and limited liability companies in which we have a controlling interest. The effects of all significant intercompany transactions have been eliminated.

    Corporate administrative expenses and interest are allocated to each reportable segment, and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.
* The COVID-19 pandemic started during the second quarter of fiscal 2020.

    Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grains, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes and general political and/or economic conditions.

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

Fiscal 2021 Highlights

•Strong global demand drove commodity prices higher, and a full year of improved trade relations between the United States and foreign trade partners led to continued higher volumes for grain and oilseed, which significantly improved earnings in our Ag segment compared to the prior year.
•Unfavorable market conditions in our refined fuels business, driven primarily by exceptionally high costs for renewable energy credits and less favorable pricing on heavy Canadian crude oil processed by our refineries, resulted in lower earnings in our Energy segment.
•Lower earnings in our Energy segment were partially offset by improved crack spreads that drove increased margins in our refined fuels business as demand shocks associated with the COVID-19 pandemic began to subside.
•Equity earnings from investments, particularly from CF Nitrogen and Ventura Foods, were a significant source of earnings during fiscal 2021.
•Although a significant portion of our global employees continued with remote working arrangements throughout fiscal 2021, we began planning for our employees to return to our offices in either full or hybrid capacities when it is appropriate taking into account COVID-19 restrictions and precautions. The costs of these activities were not material during fiscal 2021.

Fiscal 2022 Outlook

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have significant positive or negative impacts. For example, we expect there to be continued uncertainty during fiscal 2022 that could have significant positive or negative impacts on our results as we continue to navigate the lingering effects of the COVID-19 pandemic. Most of our operations are considered to be essential; however, periods of depressed demand and margins could result in decreased profitability and the need to assess for potential impairments. Easing of measures taken to mitigate the spread of COVID-19, the rollout of vaccines and other efforts to respond to the pandemic in the United States and globally could also impact the profitability of our businesses. Refer to Item 1A of this Annual Report on Form 10-K for additional considerations of risks the COVID-19 pandemic may continue to have on our business, liquidity, capital resources and financial results.

Although improving from the lows experienced during the prior fiscal year, the energy industry continues to experience volume and margin reductions compared to historical levels. These reductions are primarily the result of the COVID-19 pandemic, which began in our second quarter of fiscal 2020 and significantly reduced our profitability. In addition, the cost of renewable energy credits remains significantly higher than historical levels, which we expect will negatively impact our profitability during fiscal 2022. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect continued uncertainty and volatility in the energy industry that could negatively impact our profitability during fiscal 2022.

    The U.S. agricultural industry experienced increased demand for grain and oilseed commodities during fiscal 2021 following the Phase One trade agreement with China, which resulted in increased volumes and improved commodity prices; however, unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity of the impact such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions, including those due to climate change, could impact our operations. For example, unfavorable weather events and conditions experienced in fiscal 2021, including the impacts of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, and drought conditions experienced in portions of our trade territory, are expected to negatively impact our revenues, margins and cash flows from core operations during fiscal 2022. As with others in our industry, we are seeing significantly higher freight costs that are the result of logistical challenges in the shipping industry, and we expect these challenges to continue into fiscal 2022. Additionally, unforeseen global market conditions with negative impacts remain a risk that could put pressure on asset valuations in our Ag segment.

In addition to market conditions that impact our businesses, we will continue to take actions to protect our financial health during fiscal 2022, while continuing to deliver on our enterprise resource planning system implementation and advance our operating model.

Operating Metrics

Energy

    Our Energy segment operations primarily include our Laurel, Montana, and McPherson, Kansas, refineries, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations:

	Years Ended August 31,
	2021	2020
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	96,175	92,298
All other crude oil	64,277	70,255
Other feedstocks and blendstocks	14,839	13,179
Total refinery throughput volumes	175,291	175,732
Refined fuel yields
Gasolines	86,860	86,615
Distillates	68,720	71,410

    We are subject to the Renewable Fuels Standard, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year, although standards have not yet been established for calendar year 2021. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 287% and 141%, respectively, during fiscal 2021 compared to the prior year, which negatively impacted our profitability during fiscal 2021. Estimates of our RIN obligations and expenses are based on the number of RINs we expect will be required by the EPA and are calculated using an average RIN price each month. Absent the annual renewable fuel percentage standard for calendar year 2021, we have assumed the annual renewable fuel percentage standard will be consistent with calendar year 2020.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product markets. Crack spreads increased during fiscal 2021, compared to the prior year, contributing to improved IBIT for the Energy segment. However, WCS crude oil differentials decreased during fiscal 2021, which partially offset the positive impact of improved crack spreads. The table below provides information about average market reference prices and differentials that impact our Energy segment:

	Years Ended August 31,
	2021	2020
Market indicators
WTI crude oil (dollars per barrel)	$56.62	$44.45
WTI - WCS crude oil differential (dollars per barrel)	$11.52	$14.31
Group 3 2:1:1 crack spread (dollars per barrel)*	$14.95	$12.36
Group 3 5:3:2 crack spread (dollars per barrel)*	$14.86	$11.60
D6 ethanol RIN (dollars per RIN)	$1.1221	$0.2903
D4 ethanol RIN (dollars per RIN)	$1.2856	$0.5344
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the years ended August 31, 2021 and 2020:

		Years Ended August 31,
	Market Source*	2021	2020
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$5.45	$3.55
Soybeans (dollars per bushel)	Chicago Board of Trade	$13.37	$8.92
Wheat (dollars per bushel)	Chicago Board of Trade	$6.52	$5.32
Urea (dollars per ton)	Green Markets NOLA	$330.00	$226.00
Urea Ammonium Nitrate ("UAN") (dollars per ton)	Green Markets NOLA	$216.00	$137.60
Ethanol (dollars per gallon)	Chicago Platts	$1.86	$1.30

Volumes
Grain and oilseed (thousands of bushels)		2,765,808	2,531,023
North American grain and oilseed port throughput (thousands of bushels)		867,880	564,563
Wholesale crop nutrients (thousands of tons)		8,088	7,561
Ethanol (thousands of gallons)		890,462	846,159
*Market source information represents the average month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2021		2020
	Dollars	% of Revenues*	Dollars	% of Revenues*
	(In thousands)		(In thousands)
Revenues	$38,448,033	100.0%	$28,406,365	100.0%
Cost of goods sold	37,496,634	97.5	27,424,558	96.5
Gross profit	951,399	2.5	981,807	3.5
Marketing, general and administrative expenses	745,602	1.9	704,542	2.5
Operating earnings	205,797	0.5	277,265	1.0
Interest expense	104,565	0.3	116,977	0.4
Other income	(59,559)	(0.2)	(39,875)	(0.1)
Equity income from investments	(354,529)	(0.9)	(186,715)	(0.7)
Income before income taxes	515,320	1.3	386,878	1.4
Income tax benefit	(38,249)	(0.1)	(36,731)	(0.1)
Net income	553,569	1.4	423,609	1.5
Net (loss) income attributable to noncontrolling interests	(383)	—	1,170	—
Net income attributable to CHS Inc.	$553,952	1.4%	$422,439	1.5%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for fiscal 2021. Our Nitrogen Production and Foods reportable segments represent equity method investments that record earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(10,596)	$225,317	$(235,913)	(104.7)%

The following waterfall analysis and commentary presents changes in our Energy segment IBIT for the year ended August 31, 2021, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT for fiscal 2021 reflects the following:
•Significantly higher RIN prices in our refined fuels business negatively impacted margins by approximately $236.0 million and decreased WCS crude oil differentials experienced on heavy Canadian crude oil processed by our refineries reduced margins by approximately $77.1 million.
•Reduced margins in our refined fuels business were partially offset by improved crack spreads and the liquidation of historical last-in, first-out ("LIFO") layers for certain refined fuels inventories that resulted in improved margins of approximately $153.7 million and $35.3 million, respectively.
•Lower propane margins primarily due to global market conditions and the reversal of hedging gains recognized during the prior year resulted in a margin decrease of approximately $56.1 million.
•Reduced propane volumes resulting from warmer and drier weather conditions during fiscal 2021 contributed to a $15.8 million decrease of IBIT, which was partially offset by increased refined fuels volumes as the demand shocks experienced during the COVID-19 pandemic continued to subside.

Ag

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$298,096	$53,724	$244,372	454.9%

    The following waterfall analysis and commentary presents changes in our Ag segment IBIT for the year ended August 31, 2021, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT for fiscal 2021 reflects the following:
•Favorable weather conditions for the fall harvest and spring planting seasons, a full year of improved trade relations between the United States and foreign trade partners and favorable market conditions for our processing business during fiscal 2021 compared to the prior year contributed to increased volumes and margins across most of our Ag segment. The improved margins were partially offset by lower grain and oilseed margins, including the impact of mark-to-market losses that are expected to reverse over time.
•We experienced increased equity income from our investment in TEMCO, LLC ("TEMCO"), and gains on the sale of businesses during fiscal 2021 that did not occur during fiscal 2020.

All Other Segments

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$121,035	$51,837	$69,198	133.5%
Foods IBIT*	$67,902	$24,179	$43,723	180.8%
Corporate and Other IBIT	$38,883	$31,821	$7,062	22.2%
*See Note 6, Investments, of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

    Our Nitrogen Production segment experienced increased IBIT due to increased equity method income attributed to higher sale prices of urea and UAN, which were partially offset by increased natural gas costs. Our Foods segment experienced increased IBIT as a result of favorable market conditions for edible oils and a recovery of sales volumes in fiscal 2021, compared with the early stages of the COVID-19 pandemic in fiscal 2020. Corporate and Other IBIT increased primarily due to increased income from our equity method investment in Ardent Mills, LLC, as a result of strong sales volumes and improved commodity margins in fiscal 2021, compared with the early stages of the COVID-19 pandemic in fiscal 2020.

Revenues by Segment

Energy

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,375,261	$5,431,134	$944,127	17.4%

    The following waterfall analysis and commentary presents changes in our Energy segment revenues for the year ended August 31, 2021, compared to the prior year:
The change in Energy segment revenues for fiscal 2021 reflects the following:
•Increased selling prices for refined fuels and propane as a result of improved global market conditions, including improved demand following the initial demand shocks in fiscal 2020 associated with the COVID-19 pandemic resulted in increased revenues of $793.4 million and $183.6 million, respectively.
•Decreased volumes of propane resulting from lower demand due to warmer and drier weather conditions during fiscal 2021 contributed to decreased revenues of $90.1 million. Decreased propane volumes were partially offset by increased volumes of refined fuels as the demand shocks experienced during the COVID-19 pandemic continued to subside.

Ag

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$32,035,342	$22,926,099	$9,109,243	39.7%

    The following waterfall analysis and commentary presents changes in our Ag segment revenues for the year ended August 31, 2021, compared to the prior year:
The change in Ag segment revenues for fiscal 2021 reflects the following:
•A full year of improved trade relations between the United States and foreign trade partners and more favorable weather conditions compared to the prior year resulted in increased volumes. Stronger grain and oilseed shipments contributed to a $1.9 billion increase in revenues with the remaining increase being composed primarily of improved sales volumes of feed and farm supplies and agronomy products.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we experienced reduced revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume revenue growth in grain and oilseed during fiscal 2021.
•Higher pricing for grain and oilseed was driven by increased global demand, which contributed to a $5.3 billion increase in revenues. The remaining increase was attributed to a combination of price increases and product mix across our other businesses, including agronomy and processing, as well as partially offsetting price decreases for feed and farm supplies.

All Other Segments*

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues	$37,430	49,132	$(11,702)	(23.8)%
*Our Nitrogen Production and Foods reportable segments represent equity method investments that record earnings and allocated expenses, but not revenues.

Corporate and Other revenues decreased during the year ended August 31, 2021, compared to the year ended August 31, 2020, mostly as a result of lower revenues in our financing business due to market-driven interest rate reductions.

Cost of Goods Sold by Segment

Energy

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,183,864	$5,002,597	$1,181,267	23.6%

    The following waterfall analysis and commentary presents changes in our Energy segment COGS for the year ended August 31, 2021, compared to the prior year:
The change in Energy segment COGS for fiscal 2021 reflects the following:
•Increased refined fuel prices resulted from global market conditions and contributed to a $961.2 million increase of COGS, which includes the impact of significantly higher costs for RINs of approximately $236.0 million.
•Global market conditions and the reversal of hedging gains recognized during the prior year contributed to a $239.7 million increase of COGS for propane.
•Decreased volumes of propane resulting from lower demand due to warmer and drier weather conditions during fiscal 2021 contributed to lower COGS of $74.2 million. Decreased propane volumes were partially offset by increased volumes of refined fuels as the demand shocks experienced during the COVID-19 pandemic continued to subside.

Ag

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$31,322,491	$22,424,661	$8,897,830	39.7%

    The following waterfall analysis and commentary presents changes in our Ag segment COGS for the year ended August 31, 2021, compared to the prior year:
The change in Ag segment COGS for fiscal 2021 reflects the following:
•A full year of improved trade relations between the United States and foreign trade partners and favorable weather conditions compared to the prior year drove volumes higher. Stronger grain and oilseed shipments and mark-to-market losses that we expect to reverse over time contributed to a $1.9 billion increase of COGS with the remaining increase being composed primarily of improved volumes of feed and farm supplies and agronomy products.
•Due to a planned business model change at our TEMCO equity method investment to increase its operational efficiency, we experienced reduced revenues and COGS on certain transactions associated with TEMCO, which partially offset strong volume growth in grain and oilseed during fiscal 2021.
•Higher prices for grain and oilseed resulted from increased global demand and contributed to a $5.3 billion increase of COGS. The remaining price increase was driven by a combination of global market conditions and product mix, which increased costs for renewable fuels, agronomy products, and processing, and a partially offsetting price decrease for feed and farm supplies.

All Other Segments*

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,650	$2,397	$(747)	(31.2)%
Corporate and Other COGS	$(11,370)	$(5,097)	$(6,273)	(123.1)%
*Our Foods reportable segment represents an equity method investment that did not record any COGS during fiscal 2021 or fiscal 2020.

    There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2021 compared to the prior year.

Marketing, General and Administrative Expenses

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$745,602	$704,542	$41,060	5.8%

    The increase in marketing, general and administrative expenses for fiscal 2021 compared to the prior year reflects higher performance-based incentive compensation expenses associated with improved annual results in comparison to the prior year, which was partially offset by lower expenses due to focused cost reduction initiatives realized during fiscal 2021.

Interest Expense

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest expense	$104,565	$116,977	$(12,412)	(10.6)%

    Interest expense decreased during fiscal 2021 as a result of lower interest rates compared to the prior year.

Other Income

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Other income	$59,559	$39,875	$19,684	49.4%

    Other income increased during fiscal 2021 primarily due to increased gains on the sale of businesses and investment gains compared to the prior year.

Equity Income from Investments

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$354,529	$186,715	$167,814	89.9%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

We record equity income or loss for investments in which we have an ownership interest of 50% or less and have significant influence, but not control, for our proportionate share of income or loss reported by the entity, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. Equity income from investments increased during fiscal 2021 compared to the prior year, primarily due to increased income associated with our equity method investments in CF Nitrogen, Ventura Foods and TEMCO. CF Nitrogen experienced increased sale prices of urea and UAN; Ventura Foods experienced favorable market conditions for edible oils and a recovery of sales volumes in fiscal 2021, compared with the early stages of the COVID-19 pandemic in fiscal 2020; and TEMCO experienced a significant increase in volumes and profitability with increased trade flows to China. Additionally, TEMCO changed its business model during fiscal 2021, which has improved its operating efficiency and contributed to increased profitability.

Income Tax Benefit

	Years Ended August 31,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income tax benefit	$38,249	$36,731	$1,518	4.1%

    Increased income tax benefit during fiscal 2021 primarily resulted from a benefit associated with tax planning for certain assets. The increased income tax benefit was partially offset by a benefit earned during fiscal 2020 related to the settlement of a U.S. federal audit resulting in additional tax credit carryovers that did not reoccur during fiscal 2021. Federal and state statutory rates applied to nonpatronage business activity were 24.5% and 24.9% for the years ended August 31, 2021 and 2020, respectively. Income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity, which resulted in negative effective tax rates of (7.4)% and (9.5)% for the years ended August 31, 2021 and 2020, respectively.

Comparison of Results of Operations for the Years Ended August 31, 2020 and 2019

    For a discussion of results of operations for fiscal 2020 compared to fiscal 2019, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2020, filed with the SEC on November 5, 2020. The addition of the Foods segment in fiscal 2021, which was previously included in our Corporate and Other category, did not have a material impact to our comparison of results of operations for the years ended August 31, 2020 and 2019, as the year-over-year changes for the Foods segment were previously discussed within the Corporate and Other category.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants, and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions and taking advantage of strategic opportunities that benefit our owners:

	August 31, 2021	August 31, 2020
	(Dollars in thousands)
Cash and cash equivalents	$413,159	$140,874
Notes payable	1,740,859	1,575,491
Long-term debt including current maturities	1,618,361	1,791,123
Total equities	9,017,326	8,819,173
Working capital	1,672,938	1,346,506
Current ratio*	1.3	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through a combination of cash flows from operations supplemented with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions ("Securitization Facility") and our repurchase facility relating thereto ("Repurchase Facility"). We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. See Note 9, Notes Payable and Long-Term Debt, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our short-term borrowings and long-term debt, including tables with summarized long-term debt outstanding. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

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

On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from seven to 15 years and interest accruing at rates ranging from 3.24% to 3.73%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow and whether the notes have an investment grade rating from a nationally recognized statistical rating organization. The funding of these notes took place on November 2, 2020. This funding was used to pay debt maturities and manage liquidity.

On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending termination dates to July 30, 2021, and September 24, 2021, respectively. On July 30, 2021, the Securitization Facility was further amended to extend its termination date to August 31, 2021. Subsequently on August 31, 2021, the Securitization Facility and Repurchase Facility were again amended, increasing the maximum committed availability under the Securitization Facility to $700.0 million from $600.0 million, adding a $250.0 million uncommitted portion to the Securitization Facility and extending their respective maturity dates to August 30, 2022.

Summary of Our Major Uses of Cash and Cash Equivalents

Annually, our Board of Directors approves our capital expenditure budget. Our fiscal 2022 capital expenditure priorities include maintaining our assets through maintenance; compliance with environmental, health and safety requirements; information technology; productivity; and growth. Our refining business requires continued investment in our refining process to maintain its operational reliability, profitability and safety. In addition, our Board of Directors annually approves our cash patronage and equity redemptions to be paid in fiscal 2022, based on fiscal 2021 financial performance. The following is a summary of our primary cash requirements for fiscal 2022:

•Capital expenditures. We expect total capital expenditures for fiscal 2022 to be approximately $414.0 million, compared to capital expenditures of $317.8 million in fiscal 2021. Excluded from the capital expenditures for fiscal 2022 is approximately $53.7 million for major maintenance at our Laurel refinery.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2021. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2022.
•Patronage. Our Board of Directors authorized approximately $50.0 million of our fiscal 2021 patronage-sourced earnings to be paid to our member-owners during fiscal 2022.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $100.0 million to be distributed in fiscal 2022 in the form of redemptions of qualified and nonqualified equity owned by individual producer members and association members. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2022 with respect to the amounts it has authorized for redemption during the fiscal year.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of August 31, 2021. Based on our current 2022 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities and believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of August 31, 2021 and 2020, is as follows:

	2021	2020	Change
	(Dollars in thousands)
Current assets	$7,998,951	$6,266,547	$1,732,404
Less current liabilities	6,326,013	4,920,041	1,405,972
Working capital	$1,672,938	$1,346,506	$326,432

As of August 31, 2021, working capital increased by $326.4 million compared with August 31, 2020. Current asset balance changes increased working capital by $1.7 billion, primarily driven by increases in receivables and inventories. Current liabilities balance changes decreased working capital by $1.4 billion, primarily due to increases in accounts payable and notes payable.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

Our estimated future obligations as of August 31, 2021, include both current and long-term obligations. During fiscal 2022, we have a current obligation to repay $31.1 million of long-term debt, as well as $68.2 million of interest related to long-term debt. Beyond fiscal 2022, our long-term debt obligation is $1.6 billion and interest payments related to long-term debt of $423.0 million. For finance leases, we have a current and long-term obligation of $8.5 million and $35.9 million, respectively. For operating leases, we have a current and long-term obligation of $66.1 million and $237.8 million, respectively. See Note 9, Notes Payable and Long-Term Debt, and Note 19, Leases, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our long-term debt and leases, respectively. We enter into purchase obligations that are legally binding and into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. Our current and long-term obligation for such arrangements is $8.6 billion and $946.9 million, respectively.

Cash Flows

	Years Ended August 31,
	2021	2020	Change
	(Dollars in thousands)
Net cash provided by operating activities	$757,811	$1,087,229	$(329,418)
Net cash used in investing activities	(101,672)	(243,705)	142,033
Net cash used in financing activities	(326,585)	(931,148)	604,563
Effect of exchange rate changes on cash and cash equivalents	(4,063)	4,942	(9,005)
Net increase (decrease) in cash and cash equivalents and restricted cash	$325,491	$(82,682)	$408,173

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $329.4 million decrease in cash provided by operating activities in fiscal 2021 is primarily the result of a higher proportion of income generated by equity method investments, which do not result in an increase in cash until dividends are distributed to us. The decrease is also driven by working capital increases, primarily associated with increased receivables and inventories.

The $142.0 million decrease in cash used in investing activities in fiscal 2021 primarily reflects decreased expenditures for property, plant and equipment net of the proceeds from the sales of certain locations in our Ag segment.

The $604.6 million decrease in cash used in financing activities in fiscal 2021 primarily reflects increased net cash inflows associated with our notes payable and long-term debt facilities, including the $375.0 million Note Purchase Agreement funding during the first quarter of fiscal 2021. The decrease is also partially due to lower amounts paid for cash patronage and equity redemptions in fiscal 2021 compared to the prior fiscal year.

Critical Accounting Policies

    Our consolidated financial statements are prepared in conformity with U.S. GAAP. Preparation of these consolidated financial statements requires use of estimates, as well as management's judgments and assumptions regarding matters that are subjective, uncertain or involve a high degree of complexity, all of which affect the results of operations and financial condition for the periods presented. We believe the following accounting policies are critical to our consolidated financial statements and may involve a higher degree of estimates, judgments and complexity.

Inventory Valuation and Reserves

    Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are stated at net realizable value. All other inventories are stated at the lower of cost or net realizable value. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the LIFO method; all other inventories of nongrain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grain and oilseed inventories. These estimates include using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. If estimates regarding the valuation of inventories are less favorable than management's assumptions, write-downs of inventories may be required.

Derivative Financial Instruments

    We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on energy, grain and oilseed transactions to the extent considered practicable for minimizing risk. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. We also use over-the-counter instruments to hedge our exposure on fixed-price contracts. Fluctuations in inventory valuations, however, may not be completely hedged due in part to the absence of satisfactory hedging facilities for certain commodities and geographical areas and in part to our assessment of our exposure from expected price fluctuations. We also manage our risks by entering into fixed-price purchase contracts with preapproved producers and establishing appropriate limits for individual suppliers. Fixed-price sales contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. The fair values of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to the contracts and, therefore, contract values are reviewed and adjusted to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and a risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different from the current market prices.

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

Deferred Tax Assets and Uncertain Tax Positions

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by the utilization of tax credits, some of which were passed to us from the McPherson refinery, related to refinery upgrades that enable us to produce ultra-low-sulfur fuels. Our tax credit carryforwards are available to offset future federal and state tax liabilities with the tax credits becoming unavailable to us if not used by their expiration date. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, they will expire.

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

    We have other assets that we may be obligated to dismantle at the end of corresponding lease terms subject to the lessor's discretion for which we have recorded asset retirement obligations. Based on our estimates of the timing, cost and probability of removal, these obligations are not material.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

    When we enter into a commodity purchase or sales commitment, we incur risks related to price changes and performance including delivery, quality, quantity and shipment period. In the event that market prices decrease, we are exposed to risk of loss for the market value of inventory and purchase contracts with fixed- or partially fixed-prices. Conversely, we are exposed to risk of loss on our fixed- or partially fixed-price sales contracts in the event that market prices increase.

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed-price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges but may include over-the-counter derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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
    Our policy is to manage our commodity price risk exposure according to internal policies and in alignment with our tolerance for risk. It is our policy that our profitability should come from operations, primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net physical position limits. These limits are defined for each commodity and business unit, and business units may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate compliance team, with day-to-day monitoring procedures being implemented within each individual business unit to ensure any limits overage is explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed at least annually with our senior leadership and the Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions.
    The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different from the current market prices. We manage these risks by entering into fixed-price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we transact in exchange traded instruments or enter into over-the-counter derivatives that primarily clear through our FCM, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.
Based on our net fair market value calculation as of August 31, 2021, a 10% adverse change in market prices would not materially affect our results of operations. While we use commodity futures and forward contracts as economic hedges of price risk and our operations have effective economic hedging requirements as a general practice, we cannot ensure that these risk management activities will offset all of the financial impact resulting from an adverse change in market prices. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, the volatility of the commodity markets and the availability of hedging instruments. The utilization of derivatives and hedging activities is described more fully in Note 15, Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Interest Rate Risk

    Debt used to finance our working capital needs is represented by short-term notes payable, so our blended interest rate for all such notes approximates current market rates. The table below provides information about our outstanding debt that is sensitive to changes in interest rates. The table presents scheduled contractual principal payments and related weighted average interest rates for the fiscal years presented.

	Expected Maturity Date						Total	Fair Value Liability
	2022	2023	2024	2025	2026	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$864,147	$—	$—	$—	$—	$—	$864,147	$(864,147)
Average interest rate	1.2%	—	—	—	—	—	1.2%	—
Variable rate CHS Capital short-term notes payable	$876,712	$—	$—	$—	$—	$—	$876,712	$(876,712)
Average interest rate	1.0%	—	—	—	—	—	1.0%	—
Fixed rate long-term debt	$31,108	$282,860	$837	$330,549	$80,034	$853,034	$1,578,422	$(1,722,590)
Average interest rate	3.0%	4.5%	3.0%	4.2%	4.8%	4.3%	4.3%	—

Foreign Currency Risk

    We were exposed to risk regarding foreign currency fluctuations during fiscal 2021 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amount of our foreign exchange derivative contracts was $1.2 billion as of both August 31, 2021 and 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of August 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management’s assessment using this framework, management concluded that, as of August 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On November 3, 2021, we and Mr. Debertin entered into an amendment ("Employment Agreement Amendment No. 2") to the employment agreement we entered into with Mr. Debertin on May 22, 2017 ("Employment Agreement"), as previously amended on November 5, 2020, pursuant to which the terms of Mr. Debertin’s long-term incentive compensation were amended to provide Mr. Debertin a target opportunity of 300% of his average annual Base Salary over each three-year performance period applicable to that award opportunity, with a threshold opportunity equal to one-half of the target opportunity and a maximum opportunity equal to twice the target opportunity.

The amended long-term incentive compensation opportunity targets will apply to each three-year performance period that begins on or after September 1, 2021.

The foregoing description of Employment Agreement Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to Employment Agreement Amendment No. 2, which is filed as Exhibit 10.1B to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

    The table below provides certain information regarding each of our directors, as of August 31, 2021:

Name	Age	Director Region	Director Since
David Beckman	61	8	2018
Clinton J. Blew	44	8	2010
Hal Clemensen	61	4	2019
Scott Cordes	60	1	2017
Jon Erickson	61	3	2011
Mark Farrell	62	5	2016
Steve Fritel	66	3	2003
Alan Holm	61	1	2013
David Johnsrud	67	1	2012
Tracy Jones	58	5	2017
David Kayser	62	4	2006
Russell Kehl	46	6	2017
Perry Meyer	67	1	2014
Steve Riegel	69	8	2006
Daniel Schurr	56	7	2006
Kevin Throener	49	3	2019
Cortney Wagner	43	2	2020

    As a cooperative, members of our Board of Directors are nominated and elected by our members as required by our bylaws. As described below under "Director Elections and Voting," to ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. Neither management nor the incumbent directors have any control over the nominating process for directors. As described below under "Director Elections and Voting," to be eligible for service as a director, a nominee must, among other things, (i) be an active farmer or rancher whose primary occupation is that of a farmer or rancher, (ii) be a Class A individual member of CHS or a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. In general, our directors operate large commercial agricultural enterprises, which require expertise in all areas of management, including financial oversight. Most directors also have experience serving on local cooperative association boards and participate in a variety of agricultural and community organizations. Some directors also have experience serving on boards of directors for financial and other institutions and businesses. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course and earn the Certificate of Director Education.

    David Beckman has been a member of the CHS Board of Directors since 2018. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. He serves as board chair for Central Valley Ag Cooperative in York, Nebraska, and secretary of the Nebraska Cooperative Council. He holds a bachelor's degree in agronomy from the University of Nebraska-Lincoln. Mr. Beckman's principal occupation has been farming for more than five years. In partnership with his family, he raises irrigated corn and soybeans and operates a custom hog-feeding operation near Elgin, Nebraska.

    Clinton J. Blew, First Vice Chair, has been a member of the CHS Board of Directors since 2010. Since 2017, Mr. Blew has served as first vice chair of the Executive Committee of the Board. He also serves on the Audit Committee and Capital Committee. He is a member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, Kansas Livestock Association, Texas Cattle Feeders Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in south-central Kansas.

    Hal Clemensen has been a member of the CHS Board of Directors since 2019. He is vice chair of the Government Relations Committee and a member of the Corporate Risk Committee. He serves on the Agtegra Cooperative board. He also serves on the board of trustees for Presentation College and the Avera Rural Cancer Advisory Board. Previously, he served as a director of the South Dakota Value Added Agriculture Development Center, South Dakota Soybean Association and Redfield Farmers Union Oil Company. He holds a bachelor's degree in agricultural economics and agricultural business from South Dakota State University. Mr. Clemensen’s principal occupation has been farming for more than five years. He and his wife raise corn, soybeans and wheat in Brown and Spink counties in South Dakota.

    Scott Cordes has been a member of the CHS Board of Directors since 2017. He is vice chair of the Audit Committee and vice chair of the Corporate Risk Committee. He serves as a director and past chair of Security State Bank of Wanamingo, Minnesota. Previously, he served as director of Cooperative Network, the MGEX and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than four years. Prior to his current occupation, he was president of CHS Hedging, a commodities brokerage subsidiary of CHS Inc. He operates a corn and soybean farm near Wanamingo.

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

    Mark Farrell has been a member of the CHS Board of Directors since 2016. He is a member of the Board's Corporate Risk Committee and Government Relations Committee. Previously, he served as a director and president of the Premier Cooperative board and as a director of Mount Horeb Farmers Co-op and United Ethanol. He graduated from the University of Wisconsin-Madison Agricultural & Life Sciences Farm & Industry Short Course. Mr. Farrell's principal occupation has been farming for more than five years. He raises corn, soybeans and wheat in Dane County, Wisconsin.

    Steve Fritel has been a member of the CHS Board of Directors since 2003. He chairs the Corporate Risk Committee and is a member of the Audit Committee. He earned an associate degree from North Dakota State College of Science. Mr. Fritel's principal occupation has been farming for more than five years. He raises spring wheat, soybeans, edible beans, corn and canola near Rugby, North Dakota, selling some of his edible beans to family-owned restaurants. He also runs a family business providing on-farm grain storage equipment.

    Alan Holm has been a member of the CHS Board of Directors since 2013. He serves as chair of the Government Relations Committee and is a member of the Corporate Risk Committee. He also serves on the board for Citizens Bank of Minnesota. Mr. Holm holds an associate degree in machine tool technology from Mankato (Minnesota) Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and operates a cow-calf operation near Sleepy Eye, Minnesota.

    David Johnsrud has been a member of the CHS Board of Directors since 2012. He serves as a member of the Government Relations Committee and Capital Committee. He also serves as a member of the board for the Cooperative Network. Previously, he served as board chair of AgCountry Farm Credit Services and on the boards of the Minnesota Farm Credit Legislative Committee, Farmers Union Oil, CHS Prairie Lakes, Mid-Minnesota Association and Minnesota State Co-op Directors Association, including terms as board secretary for Farmers Union Oil and CHS Prairie Lakes. Mr. Johnsrud’s principal occupation has been farming for more than five years. He raises corn and soybeans near Starbuck, Minnesota.

    Tracy Jones has been a member of the CHS Board of Directors since 2017. He is chair of the Governance Committee and a member of the Capital Committee. He has served on the DeKalb County Board and on the boards of CHS Elburn, DeKalb Kane Cattlemen's Association and DeKalb County Corn Growers. He earned an associate degree in farm management from Kishwaukee College in Malta, Illinois. Mr. Jones' principal occupation has been farming for more than five years. He operates a fourth-generation family farm near Kirkland, Illinois, that raises corn, soybeans and wheat and feeds cattle.

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

    Russell Kehl, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2017. Since 2019, Mr. Kehl has served as secretary-treasurer of the Executive Committee of the Board. He also serves as vice chair of the Capital Committee and vice chair of the Governance Committee. He previously was a director of CHS SunBasin Growers and vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his wife operate a farm near Quincy, Washington, that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns a dry bean processing facility, runs a custom farming business, and owns and operates a trucking and logistics company.

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

Steve Riegel, Assistant Secretary-Treasurer, has been a member of the CHS Board of Directors since 2006. Mr. Riegel serves as the assistant secretary-treasurer of the Executive Committee of the Board. He is also a member of the Governance and Capital committees. He is an advisory director of Bucklin National Bank. He attended Fort Hays (Kansas) State University, majoring in agriculture, business and animal science. Mr. Riegel's principal occupation has been farming for more than five years. He raises irrigated corn, soybeans, alfalfa, dryland wheat and milo and operates a cow-calf operation near Ford, Kansas.
    Daniel Schurr, Chair, has been a member of the CHS Board of Directors since 2006. Since 2017, Mr. Schurr has served as chair of the Executive Committee of the Board. He serves on the Blackhawk Bank and Trust board and audit and loan committees and previously served on the Silos and Smokestacks National Heritage Area board. He holds a bachelor's degree in agricultural business with a minor in economics from Iowa State University. Mr. Schurr's principal occupation has been farming for more than five years. He raises corn and soybeans near LeClaire, Iowa, and operates a commercial trucking business.

Kevin Throener has been a member of the CHS Board of Directors since 2019. He is a member of the Governance Committee and the CHS Foundation Board of Trustees. He serves as a CHS Dakota Plains director and is active in the North Dakota Farmers Union, the North Dakota Stockmen's Association and Knights of Columbus. He attended North Dakota State University, majoring in agricultural systems management. Mr. Throener's principal occupation has been farming for more than five years. He and his wife raise corn, soybeans, alfalfa and cattle near Cogswell, North Dakota.

Cortney Wagner has been a member of the CHS Board of Directors since 2020. She is a member of the Governance Committee and the CHS Foundation Board of Trustees. Ms. Wagner serves on the board of the Montana Council of Cooperatives. She holds a real estate license and has served as a trust associate at 1st National Bank and Trust Company. She earned an associate of arts degree from Williston State College and attended the University of North Dakota, majoring in business finance and psychology. Ms. Wagner's principal occupation has been farming for more than five years. She is a first-generation cattle and hay producer based near Hardin, Montana.

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

The following positions on the Board of Directors will be up for election at the 2021 Annual Meeting of Members:

Region	Incumbent
Region 1 (Minnesota)	David Johnsrud
Region 3 (North Dakota)	Steve Fritel
Region 4 (South Dakota)	David Kayser
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Utah, Washington)	Russell Kehl
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma, Texas)	David Beckman

    Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are Class A or Class C members of CHS.

EXECUTIVE OFFICERS

    The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2021:

Name	Age	Position
Jay Debertin	61	President and Chief Executive Officer
Richard Dusek	57	Executive Vice President, CHS Country Operations
Darin Hunhoff	51	Executive Vice President, CHS Energy
John Griffith	52	Executive Vice President, Ag Business and CHS Hedging
Olivia Nelligan	46	Executive Vice President and Chief Financial Officer
Brandon Smith	41	Executive Vice President and General Counsel
David Black	55	Senior Vice President, Chief Strategy Officer and Chief Information Officer
Gary Halvorson	48	Senior Vice President, CHS Agronomy
Mary Kaul-Hottinger	57	Senior Vice President, Human Resources

    Jay Debertin has been president and chief executive officer ("CEO") for CHS since May 2017. He leads the strategic leadership team in strengthening CHS by advancing operational excellence, accelerating its focus on results and delivering products and services that help the cooperative's owners grow their businesses. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of Energy and Foods where he led energy, transportation and processing at CHS. Mr. Debertin serves as board chair for Ventura Foods and as vice chair of the National Council of Farmer Cooperatives. He also serves on the board of directors for Securian Financial. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin - Madison.

Richard Dusek has been executive vice president, CHS Country Operations since November 2017. He is leading the CHS retail platform as a critical distribution channel for our core businesses, aligning an enterprise supply chain to drive efficiencies in delivering crop inputs, fuels, animal nutrition and other farm supplies and marketing the grain produced by farmer owners. Mr. Dusek serves on the board of directors for The Fertilizer Institute and is a past board member of the MGEX. He joined CHS in 1988 as a wheat trader. Prior to leading our retail business, Mr. Dusek held roles as vice president in our grain marketing and agronomy divisions. He earned a bachelor of science degree in agricultural economics from North Dakota State University and he is a graduate of the Harvard Business School Advanced Management Program.

Darin Hunhoff has been executive vice president, CHS Energy, since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, refined fuels, propane, lubricants and transportation. In addition, he oversees CHS Strategic Sourcing, the company's enterprisewide strategic sourcing initiative. Mr. Hunhoff serves on the board of directors for Ardent Mills, LLC. He joined CHS more than 25 years ago as a petroleum specialist. He has also been chief strategy officer for

CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

Olivia Nelligan is the executive vice president and chief financial officer for CHS, joining the organization in January 2020. She is responsible for accounting, treasury, credit and finance activities across CHS and chairs the CHS Retirement Plan Committee. Before joining CHS, Ms. Nelligan held executive positions in multiple organizations as well as acting as a management consultant. From June 2019 until her appointment as our executive vice president and chief financial officer, Ms. Nelligan served as chief executive officer of Inish Enterprises, a strategic advisory firm that she founded. Prior to that, Ms. Nelligan served as chief financial officer and subsequently as chief executive officer of Nasco, LLC, a private equity-owned company that provides specialty products for education, healthcare, laboratory testing and agriculture. After serving as Nasco's CEO, she served as nonexecutive chair of its board. Prior to Nasco, Ms. Nelligan spent many years with Kerry Group plc and was most recently the global chief financial and strategic planning officer of its Taste and Nutrition division. She holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from University College Cork, Ireland, and a master of business administration degree from the University of Wisconsin - Madison. She is a Fellow Chartered Accountant and an associate member of the Institute of Taxation in Ireland and serves on the board of directors of the Boys Scouts of America Northern Star Council.

    Brandon Smith has been executive vice president and general counsel for CHS since March 2021. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance, corporate compliance, federal securities reporting and compliance, and disclosure and investor communications. Mr. Smith also oversees the CHS internal audit department. He previously worked at Tenneco Inc., a multinational industrial company based in Lake Forest, Illinois, for 13 years in various legal and leadership roles, most recently as senior vice president, general counsel and corporate secretary. Prior to joining Tenneco, Mr. Smith worked for the Kirkland & Ellis LLP law firm in Chicago, Illinois. He earned a juris doctor degree from Cornell Law School and a bachelor's degree in business management from Hiram College.

    David Black has been senior vice president, enterprise transformation, and chief information officer for CHS since April 2018. He leads enterprise transformation and strategy, CHS global information technology, marketing and communications and facilities. He leads enterprise transformation efforts, driving ongoing review of company assets, strategic infrastructure and decision-making on opportunities for profitable growth. He leads strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide and oversees the company's owner and employee communications, advertising and public relations and CHS sustainability programs. He also serves on the board of Ventura Foods and is former board chair of Ag Gateway, a nonprofit consortium of 300-plus businesses, which strives to promote, enable and expand e-business in agriculture. He joined CHS in 2014. Mr. Black previously worked at Monsanto Company, where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC. Mr. Black earned a bachelor's degree in computer science from Tarkio College.

    John Griffith has been executive vice president, Ag Business and CHS Hedging since January 2021. He leads CHS global grain and processing operations and renewable fuels trading, supply chain management and risk management, including freight, currency, execution and trade finance. Mr. Griffith chairs the North American Export Grain Association board and previously was a member of the MGEX board. He also serves as board chair for CHS Hedging, a commodities brokerage subsidiary of CHS. He worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing, including senior vice president, CHS Global Grain Marketing and CHS Hedging, and vice president, grain marketing North America. He earned a bachelor’s degree from St. John's University and a master of business administration degree from Rockhurst University.

    Gary Halvorson has been senior vice president, enterprise customer development, since September 2021. He is responsible for efforts across all businesses to deliver a focused and coordinated customer experience for owners and customers. He also oversees marketing and sales functions for CHS wholesale and retail agronomy businesses and agronomy product development, as well as CHS Cooperative Resources, which provides strategic business and talent planning for cooperatives. Mr. Halvorson represents CHS on the board of directors for The Fertilizer Institute (TFI) and has served on the National FFA Sponsors Board and the Agricultural Retailers Association board of directors. He joined CHS more than 20 years ago. Most recently, he led the CHS agronomy business. Prior to that, Mr. Halvorson held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for CHS Country Operations. He earned a bachelor's degree in business from Concordia University.

    Mary Kaul-Hottinger has been senior vice president, human resources, for CHS since September 2018. Ms. Kaul-Hottinger sets direction and strategy for human resources with a focus on helping us attract, develop and retain high-performing and diverse employees. She also oversees CHS Community Giving, which provides giving and volunteer programs to strengthen hometown communities in collaboration with local cooperatives. Prior to joining CHS, she was vice president, human resources, for Ecolab's global businesses and supported business units with more than 30,000 employees. She previously served in human resources leadership roles at General Mills and Pillsbury. Ms. Kaul-Hottinger holds a bachelor's degree in business administration from the University of St. Thomas.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2021, and based further upon written representations received by us with respect to the need to file reports on Form 5, except for Ms. Wagner, who filed one late Form 3 relating to her election as a director, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2021.

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

AUDIT COMMITTEE MATTERS

    The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2021, the Audit Committee was comprised of Mr. Beckman, Mr. Blew, Mr. Cordes, Mr. Erickson, Mr. Fritel and Mr. Meyer (chair), each of whom is an independent director. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

    This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") for fiscal 2021, which ran from September 1, 2020, through August 31, 2021:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President and Chief Financial Officer
Darin Hunhoff	Executive Vice President, Energy
Richard Dusek	Executive Vice President, CHS Country Operations
John Griffith	Executive Vice President, Ag Business and CHS Hedging
James Zappa	Senior Vice President Legal & Government Affairs, Deputy General Counsel

    CHS is an organization that exists to create connections to empower agriculture, for the benefit of our producer and local cooperative owners and the communities in which we and our owners live and operate. CHS compensation programs are designed to attract, retain and reward the executives who carry out this purpose and align them around attainment of CHS long-term strategies and short-term priorities.

    This section outlines the compensation and benefit programs, as well as the materials and factors used to assist us in making compensation decisions. In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31 of that year.

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

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2022.

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

    The Governance Committee reviews our executive compensation policies each year with respect to the correlation between executive compensation and the creation of member-owner value, as well as the competitiveness of our executive compensation programs. The Governance Committee, with input from a third-party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs, including the incentive plan goals applicable to our Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. A third-party consultant is chosen and hired directly by the Executive Committee of our Board of Directors ("Executive Committee") to provide guidance regarding market-competitive levels of base pay, annual variable pay and long-term incentive pay, as well as market-competitive allocations between base pay, annual variable pay and long-term incentive pay for our CEO. The data is shared with our Board of Directors, which makes final decisions regarding our CEO's base pay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and short-term compensation, other than the intention to be competitive with the external compensation market for comparable positions and to be consistent with our compensation philosophy and objectives. The Executive Committee recommends to our Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards for our CEO based on performance of CHS compared to the financial goals and, as applicable, individual performance. In turn, our Board of Directors communicates this pay information to our CEO. Our CEO is not involved with the selection of the third-party consultant and does not participate in or observe Executive Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and pricing methodology are explained below under "Components of Compensation"), with input from a third-party consultant if necessary, our CEO decides base compensation levels for the other Named Executive Officers, recommends for Board of Directors approval the annual and long-term incentive pay plan performance goals applicable to the other Named Executive Officers (and other employees) and communicates base and incentive compensation pay to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

Components of Compensation

    Our executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze independent compensation survey information, including comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2021, the Towers Watson CDB Executive Compensation Survey Report was used for this analysis, and the survey data extracted included median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the survey vary by industry, revenue and number of employees, and represent both public and private ownership, as well as nonprofit, government and mutual organizations. Compensation paid by a comparator group of industry specific companies, which includes 16 private, public and cooperative organizations in the agronomy, energy, food and grain industries, is also considered when making compensation decisions.

    The following companies comprised the 2021 comparator group:

Comparator Group
ADM	Conagra Brands	Kinder Morgan	Mosaic
Bunge	Conoco Phillips	Koch Industries	Nutrien
CF Industries	General Mills	Land O'Lakes	Valero Energy
Cargill	Holly Frontier	Marathon Petroleum	Williams Companies

Effective September 1, 2021, we removed Conoco Phillips from our comparator group and added Phillips 66. The latter is a refining and fuel distribution company, which is a more relevant comparator for our energy business.

    The emphasis of our executive compensation package is weighted more on variable pay through annual variable pay and long-term incentive awards. This is consistent with our compensation philosophy of emphasizing a strong link between pay, employee performance and business goals to foster a clear line of sight and strong commitment to our short-term and long-term success and also aligns our programs with general market practices. The goal is to provide our executives with an overall compensation package that is competitive in comparable industries, companies and markets. We target the market median compensation for base pay, target total cash and target total direct compensation, and the 75th percentile for total direct compensation when we achieve above-market performance.

    For fiscal 2021, base pay was slightly below the market median, total cash compensation was above the market median and total direct compensation was slightly above the market median. The total cash compensation was above the market median because actual earned annual variable pay awards were above target performance. The slightly above market median total direct compensation occurred because long-term incentive awards for the fiscal 2019-2021 performance period were achieved at the maximum level of performance.

    The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay	Broad-based employee short-term performance-based variable pay incentive for achieving predetermined annual financial and individual performance goals	• Provides a direct link between pay and annual business objectives
• Pay for performance to motivate and encourage the achievement of critical business initiatives
• Encourages proper expense control and containment
Profit-Sharing	Selective employee short-term performance-based variable pay for achieving predetermined annual financial goals	• Provides a direct link between employee pay and our profitability
Long-Term Incentive Plans	Long-term performance-based incentive for senior management to achieve predetermined triennial Return on Invested Capital ("ROIC") goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
	The supplemental plans include nonqualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"); in addition, the plans allow participants to voluntarily defer receipt of a portion of their income	• These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health and Welfare Benefits	Medical, dental, vision, life insurance and short-term disability benefits generally available to all full-time employees. Certain officers, including our Named Executive Officers, also are eligible for executive long-term disability benefits	• With the exception of executive long-term disability benefits, these benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
Additional Benefits	Additional benefits provided to certain officers, including our Named Executive Officers	• These benefits are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us

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

Fiscal 2021 Executive Compensation Mix at Target

    The charts below illustrate the mix of base salary, annual variable pay at target performance (2021 Performance
Period) and long-term incentive compensation at target performance (2019-2021 Plan) for fiscal 2021 for our CEO and the other Named Executive Officers as a group.
Base Pay

    Base salaries of our Named Executive Officers represent a fixed form of compensation paid on a semimonthly basis. The base salaries are generally set at the median level of market data collected through our benchmarking process against other equivalent positions of comparable companies. The individual's actual salary relative to the market median is based on a number of factors, which include, but are not limited to, scope of responsibilities and individual experience.

    Base salaries for our Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined through review of competitive market data, as well as individual performance and contribution. Changes are not governed by pre-established weighting factors or merit metrics.

Our CEO is responsible for this process for the other Named Executive Officers. The Executive Committee is responsible for this process for our CEO.

In light of the COVID-19 pandemic and its ongoing impacts on our business and industry, and the economy in general and to respond to changing conditions resulting from the COVID-19 pandemic, based upon the recommendation of the Executive Committee and the request of Mr. Debertin, our Board of Directors approved a decision that neither Mr. Debertin nor any of the other Named Executive Officers would receive, and none of our Named Executive Officers did receive, a base salary increase for calendar year 2021 as part of the annual merit increase process. This decision aligns with our decision to not implement merit increases to base salaries in calendar year 2021 for any of our salaried employees. However, when John Griffith was promoted to Executive Vice President, Ag Business and CHS Hedging on January 1, 2021, he received a base salary increase as part of the promotion. In addition, as part of his career transition plan, Mr. Zappa, our former executive vice president and general counsel, ceased to serve in that position and became our Senior Vice President Legal & Government Affairs on March 22, 2021, when Brandon B. Smith became our executive vice president and general counsel. Upon assuming his new position, Mr. Zappa’s base salary was reduced by 26%.

Annual Variable Pay

    Named Executive Officers are covered by the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other employees and, based on the plan provisions, when they are hired or retire they receive awards prorated to the period of time eligible. Each Named Executive Officer was eligible to participate in the AVP for fiscal 2021. Target AVP award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing annual variable pay awards for the achievement of predetermined goals. Our AVP program for fiscal 2021 was based on enterprise-level financial performance and specific management business objectives with the actual payout dependent on achieving predetermined enterprise-level financial performance goals and individual performance goals. The financial performance components included ROIC goals for CHS at the enterprise level. The threshold, target and maximum ROIC goals for fiscal 2021 are set forth in the table below. The management business objectives include individual performance against specific goals relating to subjects such as business profitability, execution of strategic initiatives or talent acquisition, development and retention. In conjunction with the annual performance appraisal process for our CEO, our Board of Directors reviews the individual goals and, in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for our CEO. Likewise, our CEO uses the same process for determining individual goal attainment for the other Named Executive Officers.

CHS financial performance goals and award opportunities under our fiscal 2021 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Percent of Target Award
Maximum	6.5% ROIC	200%
Target	5.5% ROIC	100%
Threshold	4.1% ROIC	50%
Below threshold	<4.1% ROIC	0%

    ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

    ROIC is a measurement of how efficiently we use capital and the level of returns on that capital and is calculated by dividing adjusted net operating profit after tax by funded debt plus equity. We define adjusted net operating profit after tax as earnings before tax plus interest, net, and the sum is multiplied by the effective tax rate. For purposes of the fiscal 2021 AVP, we define funded debt as the average of long-term debt, including the current portion thereof, plus any guarantees thereof, as of the end of July 2020 and 2021, respectively, and equity at the end of July 2020.

    Our Board of Directors approved the ROIC performance goals for the fiscal 2021 AVP and determined our CEO's individual goals. The weighting of our CEO's goals for fiscal 2021 was 70% CHS total company ROIC and 30% principal accountabilities and individual goals. Our CEO determined individual goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers for fiscal 2021 was 70% CHS total company ROIC and 30% individual goals.

    ROIC results for fiscal year 2021 were 6.2%. Despite the significant and enduring operating and leadership challenges experienced in fiscal year 2021 and that we continue to experience, Mr. Debertin, the other Named Executive Officers, and our other CHS employees responded with timely decisions and actions to adjust to those challenging business conditions and consistently execute to meet the needs of our customers and member-owners. Annual variable pay awards that will be or have been paid under the Annual Variable Pay Plan for fiscal 2021 for the Named Executive Officers are as follows:

Name	Variable Pay
(Dollars)
Jay Debertin	$3,357,300
Olivia Nelligan	1,150,862
Darin Hunhoff	1,157,313
Richard Dusek	1,074,988
John Griffith	1,009,528
James Zappa	877,813

Profit Sharing

    Each Named Executive Officer was eligible to participate in our Profit-Sharing Plan, which is also applicable to other employees. The purpose of the Profit-Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The levels of fiscal 2021 profit-sharing awards vary in relation to the level of CHS ROIC achieved and are displayed in the following table:

ROIC	Profit-Sharing Award
6.50%	5%
6.04%	4%
5.50%	3%
4.60%	2%
4.10%	1%

    In fiscal 2021 ROIC results were 6.2%. Accordingly, each Named Executive Officer earned a 4.3% award under the Profit Sharing Plan.

Long-Term Incentive Plans

    Each Named Executive Officer was eligible to participate in the CHS Inc. Long-Term Incentive Plan ("LTIP"), which was renamed the CHS Inc. Executive Long-Term Incentive Plan, effective September 1, 2021. The purpose of the LTIP is to align long-term results with long-term performance goals, encourage our Named Executive Officers to maximize long-term value for our member-owners and retain key executives. The LTIP consists of three-year performance periods to ensure consideration is made for our long-term financial performance and strategic execution, with a new performance period beginning every year. Our Board of Directors approves the LTIP goals for each three-year period.

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

    For the three-year LTIP period ending in fiscal 2021, the LTIP performance measure was based upon our ROIC during the period. As stated above, ROIC is a measurement of how efficiently we use capital and the level of returns on that capital and is calculated by dividing adjusted net operating profit after tax by funded debt plus equity. For purposes of the fiscal 2019-2021 performance period, we define funded debt as the average of long-term debt, including the current portion thereof, plus any guarantees thereof, as of the end of July 2018, 2019, 2020 and 2021, respectively, and equity at the end of July 2018, 2019 and 2020, respectively.

As also stated above, ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

Award opportunities for the fiscal 2019-2021 LTIP are expressed as a percentage of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet a three-year period threshold level of ROIC performance for any participant to earn an award payout under the 2019-2021 LTIP. As indicated in the below table, the threshold, target, maximum and superior performance maximum ROIC goals for the fiscal 2019-2021 performance period are as follows:

Performance Level	CHS Three-Year ROIC	Percent of Target Award
Superior performance maximum	7.9%	400%
Maximum	6.9%	200%
Target	5.9%	100%
Threshold	4.9%	50%
Below threshold	<4.9%	0%

Business conditions in the agriculture and energy industries were highly variable during the 2019-2021 performance period, which included ROIC performance well above the target performance level during the period before the coronavirus pandemic began and ROIC performance slightly above the maximum performance level from the beginning of the pandemic period through the end of fiscal 2021. In particular, both our Ag and Energy segments experienced significant changes in business conditions and were subject to external economic forces that caused our ROIC performance to vary significantly during each year (9.6% in 2019; 5.1% in 2020; 6.2% in 2021). Actual ROIC performance for the fiscal 2019-2021 performance period was 6.93%. LTIP payments for the fiscal 2019-2021 LTIP for the Named Executive Officers are as follows:

Name	LTIP Payments
(Dollars)
Jay Debertin	3,872,541
Olivia Nelligan	715,442
Darin Hunhoff	1,349,938
Richard Dusek	1,257,928
John Griffith	743,627
James Zappa	1,185,542

    Details for the fiscal 2021 awards associated with the fiscal 2021-2023 LTIP performance period are provided in the "2021 Grants of Plan-Based Awards" table.

Other Compensation

    To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that is competitive to market, our Board of Directors approved a potential retention incentive award ("2018 Retention Award") for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2016-2018 LTIP and active employees on the date the 2018 Retention Award was approved. The potential award value is equal to the percentage of base salary used for the 2016-2018 LTIP awards at the target level, based on the participant’s job level as of August 31, 2018, multiplied by the participant’s base salary as of August 31, 2018. Pursuant to its original terms, the 2018 Retention Award would only be earned if the applicable participant continued active employment through January 1, 2021, or met the limited pro ration criteria provided in the 2018 Retention Award. However, in light of the COVID-19 pandemic and its potential impact on our fiscal 2021 business and financial performance, and the economy in general, and based upon the recommendation of the Governance Committee and the request of Messrs. Debertin, Dusek, Griffith, Hunhoff, Zappa and our other eligible senior officers, in November 2020, our Board of Directors modified the terms of the Strategic Leadership Team 2018 Retention Award to provide that it will only be earned if the applicable participant continues active employment through January 1, 2022, except that, if the applicable participant's employment ends voluntarily or involuntarily for a reason unrelated to misconduct between January 1, 2021, and January 1, 2022, the participant will earn and be paid the 2018 Retention Award.

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

    Pay credits are earned according to the following schedules:

Regular Pay Credits

	Regular Pay Credit
Years of Benefit Service	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
1-3 years	3%	6%
4-7 years	4%	8%
8-11 years	5%	10%
12-15 years	6%	12%
16 years or more	7%	14%

Mid-Career Pay Credits

    Employees hired after age 40 qualify for the following minimum pay credit:

	Minimum Pay Credit
Age at Date of Hire	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
Age 40-44	4%	8%
Age 45-49	5%	10%
Age 50 or more	6%	12%

Investment Credits

    We credit a Named Executive Officer's account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year U.S. Treasury bills for the preceding 12-month period. The minimum interest rate under the Pension Plan is 4.65% and the maximum is 10%.

CHS Inc. 401(k) Plan

    The 401(k) Plan is a tax-qualified, defined contribution retirement plan. Most full-time, nonunion CHS employees are eligible to participate in the 401(k) Plan, including each Named Executive Officer. Participants may contribute between 1% and 50% of their pay on a pretax basis. We match 100% of the first 1% and 50% of the next 5% of pay contributed each year (maximum 3.5%). Our Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof. Participants are 100% vested in their own contributions and are fully vested after two years of service in matching contributions made on the participant’s behalf by us.

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

    Certain Named Executive Officers may have accumulated nonqualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance at August 31, 2021, of $33.2 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

    The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be paid. During the year ended August 31, 2021, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Debertin, Ms. Nelligan, Mr. Hunhoff, Mr. Dusek and Mr. Griffith participated in the elective portion of the Deferred Compensation Plan.

    Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2021, of $136.1 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health and Welfare Benefits

    Like our other employees, each of the Named Executive Officers is entitled to receive benefits under our comprehensive health and welfare program. Like nonexecutive full-time employees, participation in the individual benefit plans is based on each Named Executive Officer's annual benefit elections and varies by individual.

Medical Plans

    Named Executive Officers and their dependents may participate in our medical plan on the same basis as other eligible full-time employees. The plan provides each Named Executive Officer an opportunity to choose a level of coverage and coverage options with varying deductibles and copays to pay for hospitalization, physician and prescription drug expenses. The cost of this coverage is shared by us and the covered Named Executive Officer.

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

Incentive Compensation Recovery Policy

    We have an Incentive Compensation Recovery Policy ("Recovery Policy") that applies to our current and former employees who are or were identified by us as an "officer" pursuant to Rule 16a-1(f) under the Securities Exchange Act of 1934 and The Nasdaq Stock Market LLC ("The Nasdaq") listing standards ("Covered Employee").
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

Agreements with Named Executive Officers

Mr. Debertin

    On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into an employment agreement with us on that date (the "Employment Agreement"). On November 5, 2020, we entered into an amendment to the Employment Agreement ("Employment Agreement Amendment No. 1") with Mr. Debertin, pursuant to which the term of the Employment Agreement was extended to August 31, 2023, provided that, pursuant to the terms of the Employment Agreement, beginning on August 31, 2023, and on each August 31 thereafter, the Employment Agreement will automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the relevant renewal date, of its intent not to renew the agreement for the additional one-year period. On November 3, 2021, we and Mr. Debertin entered into another amendment ("Employment Agreement Amendment No. 2") to the Employment Agreement, pursuant to which the terms of Mr. Debertin’s long-term incentive compensation opportunity were amended as set forth below. The amended long-term incentive compensation opportunity contemplated by Employment Agreement Amendment No. 2 will apply for each three-year performance period that begins on or after September 1, 2021.

Pursuant to the terms of the Employment Agreement, as amended by Employment Agreement Amendment No. 2, Mr. Debertin is entitled to, among other things:

•An annual base salary of $1,150,000, subject to increase by our Board of Directors from time to time;

•A target annual incentive compensation opportunity of 150% of his annual base salary with a maximum opportunity equal to twice the target opportunity, based on achievement of performance goals set by our Board of Directors; and

•A target long-term incentive compensation award opportunity of 300% of his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold opportunity equal to one-half of the target opportunity and a maximum opportunity equal to twice the target opportunity. Prior to the execution of Employment Agreement Amendment No. 2, the Employment Agreement provided Mr. Debertin with a target long-term incentive compensation award opportunity of 150% of his average annual base salary over each three-year performance period applicable to that award opportunity with a maximum opportunity equal to three and one-third times his target award opportunity.

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

Ms. Nelligan

Ms. Nelligan's compensation is set forth in a letter agreement we entered into with her January 7, 2020 (the "Nelligan Letter Agreement"). The Nelligan Letter Agreement provides Ms. Nelligan with an initial annual base salary of $570,000 and a hiring bonus of $200,000 (which bonus amount is the amount to be paid to Ms. Nelligan, after applicable tax withholding), $100,000 of which was paid as a lump sum within 30 days of January 29, 2020, and $100,000 of which was paid as a lump sum within 30 days following one year of employment with us (the "Second Hiring Bonus Payment"). In the event Ms. Nelligan voluntarily terminates, resigns or otherwise ends her relationship with us without good reason during the second year of her employment with us, the Nelligan Letter Agreement provides that she will reimburse us at the rate of 1/12th of the total amount of the Second Hiring Bonus Payment for each uncompleted month in such second year of employment.

The Nelligan Letter Agreement provides that Ms. Nelligan's target award for purposes of the Annual Variable Pay Plan will be equal to 115% of her annual base salary on August 31 of each year, and required us to give Ms. Nelligan a full year of credit for the fiscal 2020 Annual Variable Pay Plan, rather than prorate her award for the time that she was employed by us during fiscal 2020.

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

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (1)(2)(3)	Nonequity Incentive Plan Compensation (1)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)(5)	All Other Compensation (1)(6-11)	Total (1)
		(Dollars)
Jay Debertin President and Chief Executive Officer	2021	$1,274,819	$—	$7,229,841	$816,884	$127,858	$9,449,402
	2020	1,262,442	—	8,188,034	1,267,791	435,790	11,154,057
	2019	1,218,042	—	5,405,339	1,307,488	410,651	8,341,520
Olivia Nelligan Executive Vice President and Chief Financial Officer	2021	570,000	100,000	1,866,304	129,853	259,825	2,925,982
	2020	339,076	100,000	912,080	37,620	90,511	1,479,287

Darin Hunhoff Executive Vice President, Energy	2021	573,195	—	2,507,251	265,462	54,494	3,400,402
	2020	567,630	—	3,236,871	563,056	167,292	4,534,849
	2019	547,667	—	1,631,254	611,133	160,989	2,951,043
Richard Dusek Executive Vice President, CHS Country Operations	2021	532,421	—	2,332,916	272,341	73,888	3,211,566
	2020	528,941	—	2,813,307	415,431	149,864	3,907,543
	2019	513,696	—	1,360,928	465,830	142,030	2,482,484
John Griffith Executive Vice President, Ag Business and CHS Hedging	2021	491,274	—	1,753,155	127,620	37,146	2,409,195

James Zappa Senior Vice President Legal & Government Affairs, Deputy General Counsel	2021	478,404	35,000	2,063,355	176,770	67,161	2,820,690
	2020	535,500	—	3,053,136	305,866	153,021	4,047,523
	2019	516,667	—	1,538,720	285,992	141,526	2,482,905
(1) Information on Ms. Nelligan and Mr. Griffith includes compensation beginning in fiscal 2020 and fiscal 2021, respectively, the first year in which they became a Named Executive Officer.

(2) Includes hiring bonus payments to Ms. Nelligan of $200,000.

(3) Includes $35,000 cash bonus for Mr. Zappa's strong performance in co-leading our global COVID-19 response initiative since the beginning of the pandemic in March 2020.

(4) Amounts include retention awards earned in fiscal 2020, annual variable pay awards and long-term incentive awards.

To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that was competitive to market, in November 2017, the Board of Directors approved a retention award for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2015-2017 LTIP and active employees on the date the retention award was approved. The potential award value was the percentage of base salary used for the 2015-2017 LTIP awards at the threshold level, based on the participant's job level as of the date the retention award was granted, and was earned only if the participant continued active employment through January 1, 2020, or met the limited pro ration criteria provided in the retention award. The actual retention award value was as follows in fiscal 2020: Mr. Debertin, $862,500; Mr. Hunhoff, $287,500; Mr. Dusek, $58,570; and Mr. Zappa, $270,710. Because Ms. Nelligan was not an active participant in the 2015-2017 LTIP or actively employed by us on the date the retention award was approved, she was not granted a retention award. Mr. Griffith was not a Named Executive Officer in fiscal 2020.

The actual annual variable pay award value was as follows in fiscal 2021, 2020 and 2019, respectively: Mr. Debertin, $3,357,300,$1,173,439 and $3,713,064; Ms. Nelligan, $1,150,862 and $402,248 (Ms. Nelligan was not a Named Executive Officer in fiscal 2019); Mr. Hunhoff, $1,157,313, $404,503 and $1,279,950; Mr. Dusek, $1,074,988, $375,729 and $1,110,515; Mr. Griffith, $1,009,528 (Mr. Griffith was not a Named Executive Officer in fiscal 2019 or 2020); and Mr. Zappa, $877,813, $381,606 and $1,207,500. Mr. Zappa's award value for fiscal 2021 reflects a pro-rated reduction in his target annual incentive opportunity from 115% of base salary to 87% of base salary, effective upon assuming his new position on March 22, 2021.

The actual long-term incentive award value was as follows in fiscal 2021, 2020 and 2019, respectively: Mr. Debertin, $3,872,541, $6,152,095 and $1,692,275; Ms. Nelligan, $715,442 and $509,832 (Ms. Nelligan was not a Named Executive Officer in fiscal 2019); Mr. Hunhoff, $1,349,938, $2,544,868 and $351,304; Mr. Dusek, $1,257,928, $2,379,008 and $250,413; Mr. Griffith, $743,627 (Mr. Griffith was not a Named Executive Officer in fiscal 2019 or 2020); Mr. Zappa, $1,185,542, $2,400,820 and $331,220. Mr. Zappa's award value for fiscal 2021 reflects a pro-rated reduction in his target long-term incentive opportunity from 115% of base salary to 87% of base salary, effective upon assuming his new position on March 22, 2021.

(5) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2021, 2020 and 2019, respectively: Mr. Debertin, $504,012, $1,086,570 and 1,245,229; Ms. Nelligan, $118,911 and $37,484 (Ms. Nelligan was not a Named Executive Officer in fiscal 2019); Mr. Hunhoff, $224,788, $552,962 and $607,801; Mr. Dusek, 182,389, $394,289 and $460,972; Mr. Griffith, $123,725 (Mr. Griffith was not a Named Executive Officer in fiscal 2019 or 2020); and Mr. Zappa, $141,547, $305,866 and $285,992.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds and was as follows in fiscal 2021, 2020 and 2019, respectively: Mr. Debertin, $312,872, $181,221 and $62,259; Ms. Nelligan, $10,942 and $136 (Ms. Nelligan was not a Named Executive Officer in fiscal 2019); Mr. Hunhoff, $40,674, $10,094 and $3,332; Mr. Dusek, $89,952, $21,142 and $4,858; Mr. Griffith, $3,895 (Mr. Griffith was not a Named Executive Officer in fiscal 2019 or 2020); and Mr. Zappa, $35,223, $0 and $0.

(6) Includes fiscal 2021 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $36,654; Ms. Nelligan, $36,654; Mr. Hunhoff, $34,496; Mr. Dusek, $31,033; Mr. Griffith, $17,367; and Mr. Zappa, $31,740.

(7) Includes fiscal 2021 employer contribution to the 401(k) Plan: Mr. Debertin, $14,193; Ms. Nelligan, $11,306; Mr. Hunhoff $14,368; Mr. Dusek, $13,696; Mr. Griffith, $14,329; and Mr. Zappa, $14,193.

(8) For fiscal 2021, includes executive LTD, travel accident insurance, financial planning and health assessment for Mr. Debertin, Mr. Hunhoff and Mr. Griffith.

(9) For fiscal 2021, includes moving and relocation expenses of $34,274 and aggregate gross-ups for taxes of $161,462, in each case, in accordance with the Nelligan Letter Agreement, as well as a nonqualified 401(k) and Pension Match Make-up contribution, executive LTD, travel accident insurance and executive physical for Ms. Nelligan.

(10) For fiscal 2021, includes executive LTD, travel accident insurance, executive physical and financial planning for Mr. Dusek.

(11) For fiscal 2021, includes gross-up for taxes on cash bonus for co-leading our global COVID-19 response initiative, as well as a nonqualified 401(k) and Pension Match Make-up contribution, executive LTD, travel accident insurance and financial planning for Mr. Zappa.

Agreements with Named Executive Officers

    On May 22, 2017, we entered an Employment Agreement with Mr. Debertin, our President and Chief Executive Officer, which was amended by Employment Agreement Amendment No. 1 on November 5, 2020 and Employment Agreement Amendment No. 2 on November 3, 2021. The Employment Agreement, as amended by Employment Agreement Amendment No. 1 and Employment Agreement Amendment No. 2, supersedes all previous agreements we had with Mr. Debertin. The Employment Agreement was entered into in order to clearly define the obligations of the parties thereto with respect to employment matters, as well as the compensation and benefits to be provided to Mr. Debertin upon termination of employment. Other details of the Employment Agreement, as amended by Employment Agreement Amendment No. 1 and Employment Agreement Amendment No. 2, and Mr. Debertin's employment arrangement with us are described in "Compensation Discussion and Analysis" above.
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

    The severance payments to which Mr. Zappa would be entitled under his employment term sheet with us if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under the heading "Post Employment." Other details of Mr. Zappa's employment arrangement with us are described in the "Compensation Discussion and Analysis" above.

2021 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin	9/9/2020(1)	$956,114	$1,912,229	$3,824,457
	9/9/2020(2)	956,114	1,912,229	6,374,095
Olivia Nelligan	9/9/2020(1)	327,750	655,500	1,311,000
	9/9/2020(2)	327,750	655,500	2,622,000
Darin Hunhoff	9/9/2020(1)	329,576	659,151	1,318,303
	9/9/2020(2)	329,576	659,151	2,636,605
Richard Dusek	9/9/2020(1)	306,142	612,284	1,224,568
	9/9/2020(2)	306,142	612,284	2,449,137
John Griffith	9/9/2020(1)(3)	130,301	260,601	521,202
	9/9/2020(2)(3)	130,301	260,601	1,042,404
	1/1/2021(4)	287,500	575,000	1,150,000
	1/1/2021(5)	287,500	575,000	2,300,000
James Zappa	9/9/2020(1)	249,989	499,979	999,957
	9/9/2020(2)	165,249	330,498	1,321,992
(1) Represents range of possible awards under our fiscal 2021 Annual Variable Pay Plan.

(2) Represents range of possible awards under our LTIP for the fiscal 2021-2023 performance period. Goals are based on achieving a three-year ROIC of 4.1% threshold, 5.5% target and 6.5% maximum plus a potential award for 7.5% superior ROIC performance. Values displayed in the maximum column reflect 7.5% superior ROIC performance award potential. The 6.5% maximum performance award values are not listed in this table. Awards are measured over a three-year period and vest over an additional 28-month period.

(3) These grants were terminated when Mr. Griffith was promoted to Executive Vice President, Ag Business and CHS Hedging on January 1, 2021.

(4) Represents range of possible awards under our fiscal 2021 Annual Variable Pay Plan with respect to grants made to Mr. Griffith on January 1, 2021, at the time of his promotion to Executive Vice President, Ag Business and CHS Hedging.

(5) Represents range of possible awards under our LTIP for the fiscal 2021-2023 performance period with respect to grants made to Mr. Griffith on January 1, 2021, at the time of his promotion to Executive Vice President, Ag Business and CHS Hedging.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under "Compensation Discussion and Analysis" above.

2021 Pension Benefits

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits
		(Years)	(Dollars)
Jay Debertin(1)	Pension Plan	37.2500	$1,251,063
	SERP	37.2500	5,421,891
Olivia Nelligan	Pension Plan	1.5833	24,695
	SERP	1.5833	131,700
Darin Hunhoff	Pension Plan	29.2500	927,800
	SERP	29.2500	1,446,720
Richard Dusek(1)	Pension Plan	33.0833	1,045,018
	SERP	33.0833	1,047,145
John Griffith	Pension Plan	20.1667	365,692
	SERP	20.1667	439,422
James Zappa	Pension Plan	5.3333	195,322
	SERP	5.3333	830,333
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

•Discount rate of 2.75% for the Pension Plan and 1.83% for the SERP;

•Each Named Executive Officer is assumed to retire at the earliest retirement age at which unreduced benefits are available (age 65). The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance; and

•Payments under the cash balance formula of the Pension Plan assume a lump sum payment. SERP benefits are payable as a lump sum.

    The normal form of benefit for a single Named Executive Officer is a life-only annuity, and for a married Named Executive Officer the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. A lump sum option is also available.

    All Named Executive Officers' retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and the SERP, as described under "Compensation Discussion and Analysis" above.

2021 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)(4)
	(Dollars)
Jay Debertin	$1,217,572	$6,257,294	$2,082,813	$1,743,464	$24,272,537
Olivia Nelligan	91,200	545,625	32,696	—	739,982
Darin Hunhoff	202,252	2,576,725	999,789	—	7,039,188
Richard Dusek	112,719	2,407,667	158,973	—	4,659,102
John Griffith	49,881	1,034,895	245,290	—	2,083,809
James Zappa	—	2,430,132	672,259	—	6,023,612
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay. A portion of the contributions reported in this column are included within the amount reported as fiscal 2021 salary in the "Salary" column of the Summary Compensation Table. The specific amounts reported as fiscal 2021 salary in the Summary Compensation Table are: Mr. Debertin, $161,477; Ms. Nelligan, $91,200; and Mr. Griffith, $17,897. Another portion of the contributions reported in this column are included within the amount reported as 2020 nonequity incentive plan compensation in the "Nonequity Incentive Plan Compensation" column of the Summary Compensation Table. Those contributions were made in early fiscal 2021 based on fiscal 2020 results. The specific amounts reported as 2020 nonequity incentive plan compensation in the Summary Compensation Table are: Mr. Debertin, $1,056,095; Mr. Hunhoff, $202,252; Mr. Dusek, $112,719; and Mr. Griffith, $31,984.

(2) Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include LTIP contributions made in early fiscal 2021 based on fiscal 2018-2020 results, which contributions are also included in the amounts reported in the 2020 "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table: Mr. Debertin, $6,152,095; Ms. Nelligan, $509,832; Mr. Hunhoff, $2,544,868; Mr. Dusek, $2,379,008; Mr. Griffith, $1,018,856; and Mr. Zappa, $2,400,820. Also included are retirement contributions made in early fiscal 2021 based on fiscal 2020 results for Profit Sharing and 401(k) match on amounts exceeding IRS compensation limits. Those contributions, and applicable tax withholding, are also included in amounts reported in the "All Other Compensation" column of the Summary Compensation Table for fiscal 2021: Mr. Debertin, $107,730; Ms. Nelligan, $36,654; Mr. Hunhoff, $34,496; Mr. Dusek $31,033; Mr. Griffith, $17,367; and Mr. Zappa, $31,740.

(3) The amounts in this column include the change in value of the balance, not including contributions made by or on behalf of the Named Executive Officer. Amounts include the following above-market earnings in fiscal 2021 that are also reflected in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the Summary Compensation Table: Mr. Debertin, $310,515; Ms. Nelligan, $10,942; Mr. Hunhoff, $40,674; Mr. Dusek, $89,952; Mr. Griffith, $3,895; and Mr. Zappa, $35,223.

(4) Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. Amounts reported in this column include amounts previously reported in CHS’s Summary Compensation Table in previous fiscal years when earned if the Named Executive Officer's compensation was required to be disclosed in a previous fiscal year. Amounts previously reported in such fiscal years include earned, but deferred, salary and annual incentive pay; LTIP contributions, retirement contributions on amounts exceeding IRS compensation limits, Profit Sharing contributions and 401(k) match contributions made by us on behalf of the Named Executive Officer; and above-market earnings on deferred compensation. Amounts reported in this column also include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the Named Executive Officer's career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from five market-based notional investments with a varying level of risk selected by us and a fixed rate fund. The notional investment returns for fiscal 2021 were as follows: Vanguard Federal Money Market, .02%; Vanguard Life Strategy Income, 5.83%; Vanguard Life Strategy Conservative Growth, 11.76%; Vanguard Life Strategy Moderate Growth, 17.68%; Vanguard Life Strategy Growth, 23.96%; and Fixed Rate, 4.00%.

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

    During fiscal 2021, Messrs. Hunhoff, Dusek and Griffith were covered by a broad-based employee severance program that provided a lump sum payment of two weeks of pay per year of service with a 12-month cap. Effective September 1, 2021, that program was amended to provide executives, including Messrs. Hunhoff, Dusek and Griffith with a lump sum payment of 26 weeks of pay, plus one week of pay per year of service, with a 12-month cap.

    The severance pay that the Named Executive Officers would have been entitled to had they been terminated by us without cause or terminated their employment for "good reason," in each case, as of the last business day of fiscal 2021 is as follows:

Name	Amount
(Dollars)
Jay Debertin (1)(2)	$8,331,684
Olivia Nelligan (3)(4)	1,325,500
Darin Hunhoff	573,195
Richard Dusek	532,421
John Griffith	153,846
James Zappa (3)	748,000
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

Pay Ratio

    The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of Dodd-Frank. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC. For fiscal 2021, our last completed fiscal year:

•The median of the annual total compensation of all our employees (other than the CEO) was $70,056; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $9,449,402.

    Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 135:1. To determine the pay ratio, we took the following steps:

•We determined that as of June 1, 2021, the determination date, our employee population consisted of approximately 9,627 individuals, 9,041 of whom were located in the United States and 586 of whom were located outside of the United States. This population consisted of our full-time, part-time, temporary and seasonal employees. From this population, we excluded 341 individuals who were located in the following countries: Argentina (44), Bulgaria (4), Canada (6), China (32), Hungary (17), Italy (3), Paraguay (3), Romania (10), Russia (108), Serbia (2), Singapore (5), South Korea (18), Spain (20), Switzerland (18), Taiwan (3), Ukraine (39) and Uruguay (9). Excluding these employees, our employee population that was used to calculate the pay ratio consisted of 9,286 individuals.

•To identify the median employee, we compared regular, bonus and overtime wages (or their equivalents). We then applied a statistical sampling methodology to produce a sample of employees who were paid within a 5% range of the median regular, bonus and overtime wages (or their equivalents) and selected an employee from within that group as our median employee.

•Once we identified our median employee, we calculated that employee's annual total compensation for fiscal 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in annual total compensation of $70,056.

•With respect to our CEO, we used the amount reported as total compensation in the Summary Compensation Table set forth above.

    In adopting the pay ratio rule, the SEC expressly sought to provide flexibility to each company to determine the methodology that best suits its own facts and circumstances. Our pay ratio should not be compared to other companies' pay ratios, because it is based on a methodology specific to us, and certain material assumptions, adjustments and estimates have been made in the calculation of the ratio.

Director Compensation

Overview

    Our Board of Directors met seven times during the fiscal year ended August 31, 2021. Each director (other than the chair of the Board) is a member of two Board Committees. At a minimum, each Board Committee meets during each of the Board's six regular meetings. For fiscal 2021, each director was provided annual compensation of $85,000, paid in 12 monthly payments, plus actual expenses and travel allowance, with the chair of the Board receiving additional annual compensation of $24,000, the first vice chair and the secretary-treasurer each receiving additional annual compensation of $6,000, all Board committee chairs receiving additional annual compensation of $9,000 and members of the Executive Committee who are not eligible for other premiums receiving additional annual compensation of $3,000. These amounts, as well as the minimum retirement plan account contribution for the fiscal years 2021-2023 performance period under the Deferred Compensation Plan discussed in greater detail below, were determined after taking into account the analysis included in the market study of director compensation conducted for the Governance Committee by Mercer (U.S.), a global compensation consulting firm, in fiscal 2019. During fiscal 2021, in order to continue to align our director compensation with market practices, our Board of Directors approved increasing annual director compensation from $85,000 to $89,000, effective January 1, 2022. Each director also receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting and a per diem of $250 for conference calls other than regular Board meetings. The number of days per diem for days spent at meetings other than regular Board meetings and the CHS Annual Meeting may not exceed 55 days annually, except that the chair of the Board is exempt from this limit. There is no cap on per diems permitted for conference calls.

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

Director Retirement and Health Care Benefits

    Members of our Board of Directors are eligible for certain retirement and health care benefits. The director retirement plan is a defined benefit plan and provides for a monthly benefit for the director's lifetime, beginning at age 60. Benefits are immediately vested and the monthly benefit is determined according to the following formula: $250 times years of service on the Board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment will be made to the retired director's beneficiary in the event of the director's death before 120 payments are made.

    Effective August 31, 2011, future accruals under the director retirement plan were frozen. Directors elected after that date are not eligible for benefits under that plan.

    Retirement benefits are funded by a rabbi trust, with a balance at August 31, 2021, of $7.7 million.

    Directors serving as of September 1, 2005, and their eligible dependents, are eligible to participate in our medical, life, dental, vision and hearing plans. We will pay 100% of the medical premium for the director and the eligible director's dependents while the director is active on the Board. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance with the premiums paid by us after they leave the Board, until they are eligible for Medicare. In the event a director's coverage ends due to death or Medicare eligibility, we will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

    New directors elected on or after December 1, 2006, and their eligible dependents, are eligible to participate in our medical, dental, vision and hearing plans. We will pay 100% of the premium for the director and eligible dependents while the director is active on the Board. In the event a director leaves the Board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS
Up to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

    In the event a director's coverage ends due to death or Medicare eligibility, premiums for the eligible spouse and eligible dependents will be shared based on the same schedule until the spouse reaches Medicare age or upon death, if earlier.

Deferred Compensation Plan

    Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal year 2021, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Clemensen, Mr. Erickson, Mr. Fritel, Mr. Johnsrud, Mr. Kehl, Mr. Meyer, Mr. Riegel, Mr. Throener and Ms. Wagner.

    Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

    Each year we will credit an amount to each director's retirement plan account under the Deferred Compensation Plan. The fiscal year 2021 credit to each director's retirement plan account was based on the following ROIC performance goals for fiscal years 2019-2021:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	7.9% ROIC
$50,000 (Maximum)	6.9% ROIC
$25,000 (Target)	5.9% ROIC
$12,500 (Threshold)	4.9% ROIC
*The amount credited for the fiscal years 2019-2021 performance period was required to be mathematically interpolated if results occurred between the superior performance, maximum, target and threshold ROIC performance levels. If results had been less than the threshold ROIC performance level, no amount would have been credited.

Actual ROIC performance for the fiscal years 2019-2021 performance period was 6.93% and, accordingly, $51,500 was credited to each director's retirement plan account under the Deferred Compensation Plan except $38,625 was credited for newly elected director, Ms. Wagner. This amount is reflected in the Director Compensation Table.

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

For the fiscal years 2022-2024 three-year cycle, the amount that will be credited to each director's retirement plan account under the Deferred Compensation Plan will be as follows:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	9.7% ROIC
$50,000 (Maximum)	7.7% ROIC
$25,000 (Target, minimum contribution amount)	6.7% ROIC
*The amount credited for the fiscal years 2022-2024 performance period will be mathematically interpolated when results occur between the superior performance, maximum and target ROIC performance levels. If results are less than the target ROIC performance level, the amount credited will be $25,000.

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

2021 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
	(Dollars)
David Beckman	$90,750	$174	$70,589	$161,513
Clinton J. Blew	106,000	11,602	80,870	198,472
Hal Clemensen	97,750	576	67,922	166,248
Scott Cordes	100,500	17,528	51,810	169,838
Jon Erickson	113,750	9,366	67,922	191,038
Mark Farrell	91,250	2,411	52,986	146,647
Steve Fritel	109,500	60	67,702	177,262
Alan Holm	105,500	3,653	67,922	177,075
David Johnsrud	98,000	3,080	67,922	169,002
Tracy Jones	97,000	528	71,746	169,274
David Kayser	95,750	11,611	75,558	182,919
Russell Kehl	108,500	37	74,554	183,091
Edward Malesich	33,333	14,837	13,660	61,830
Perry Meyer	105,250	1,697	67,922	174,869
Steve Riegel	98,000	4,069	67,922	169,991
Daniel Schurr	124,500	13,830	71,746	210,076
Kevin Throener	98,000	2	80,870	178,872
Cortney Wagner	60,167	33	38,832	99,032

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Clemensen, $22,667; Mr. Erickson, $16,000; Mr. Fritel, $72,150; Mr. Johnsrud, $24,000; Mr. Kehl, $26,667; Mr. Meyer, $6,000; Mr. Riegel, $26,667; Mr. Throener, $6,182; and Ms. Wagner, $40,091.

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

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate on applicable funds as determined by the IRS. The following directors had above-market earnings during fiscal 2021: Mr. Beckman, $174; Mr. Blew, $11,602; Mr. Clemensen, $576; Mr. Cordes, $17,528; Mr. Erickson, $9,366; Mr. Farrell, $2,411; Mr. Fritel, $60; Mr. Holm, $3,653; Mr. Johnsrud, $3,080; Mr. Jones, $528; Mr. Kayser, $11,611; Mr. Kehl, $37; Mr. Malesich, $14,837; Mr. Meyer, $1,697; Mr. Riegel, $4,069; Mr. Schurr, $13,830; Mr. Throener, $2; and Ms. Wagner, $33.

(3) All other compensation includes health insurance premiums, conference and registration fees, meals and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered. The health insurance premiums paid were less than $25,000 for each director, other than Mr. Blew and Mr. Throener, for whom we paid health insurance premiums of $29,060.

All other compensation also includes fiscal 2021 director retirement plan Deferred Compensation Plan contributions of $51,500 for each director except for newly elected director, Ms. Wagner, $38,625; and for former director, Mr. Malesich, $8,333.

Compensation Committee Interlocks and Insider Participation

    Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2021, the members of the Executive Committee were Messrs. Schurr (chair), Blew (vice chair), Erickson, Kehl and Riegel, and the members of the Governance Committee were Messrs. Jones (chair), Kehl (vice chair), Kayser, Riegel, and Throener, and Ms. Wagner. During fiscal 2021, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2021 are, or have been, officers or employees of CHS.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Erickson, Fritel, Johnsrud, Jones, Kayser, Kehl and Throener, who were a party to related-person transactions.

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
Tracy Jones, Chair

David Kayser
Russell Kehl
Steve Riegel
Kevin Throener
Cortney Wagner

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 18, 2021, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Beckman	—	*	—	*
Clinton J. Blew	—	*	—	*
Hal Clemensen	—	*	—	*
Scott Cordes (3)	200	*	11,750	*
Jon Erickson	300	*	1,508	*
Mark Farrell	6,000	*	—	*
Steven Fritel	—	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russell Kehl	—	*	—	*
Perry Meyer (3)	120	*	—	*
Steve Riegel	2,145	*	1,460	*
Daniel Schurr	—	*	—	*
Kevin Throener	—	*	—	*
Cortney Wagner	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
Richard Dusek	—	*	—	*
John Griffith	—	*	—	*
Darin Hunhoff	596	*	—	*
Olivia Nelligan	—	*	—	*
James Zappa	—	*	—	*
All other executive officers	—	*	400	*
Directors and executive officers as a group	10,561	*	17,398	*
*Less than 1%.

(1) As of October 18, 2021, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 18, 2021, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2021, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Jon Erickson	$612,012	$636
Steve Fritel	335,154	1,358
David Johnsrud	2,273,318	2,270
Tracy Jones	3,327,900	1,625
David Kayser	1,226,421	530
Russell Kehl	4,427,573	12,032
Kevin Throener	1,228,947	242

    Additionally, Kehl Farms, LLC, which is owned by our director Russell Kehl, entered into two 2021 crop inputs loans with CHS Capital for the purchase of crop inputs, seeds, supplies and fuel in January 2021 ("Kehl Loans"). The Kehl Loans bear interest at the rates of 6.50% and 0% per annum, payable upon maturity in February 2022 and December 2021, respectively. The largest aggregate amount of principal outstanding under the Kehl Loans during the year ended August 31, 2021, and the balance on August 31, 2021, was $889,852. During the year ended August 31, 2021, no principal or interest was paid on the Kehl Loans. The terms of the Kehl Loans were provided pursuant to financing programs widely available to our qualified customers.

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

    The following directors satisfy the definition of director independence set forth in the rules of The Nasdaq:

Independent Directors
David Beckman	Mark Farrell	Perry Meyer
Clinton J. Blew	Steve Fritel	Steve Riegel
Hal Clemensen	Alan Holm	Daniel Schurr
Scott Cordes	David Kayser	Kevin Throener
Jon Erickson	Russell Kehl	Cortney Wagner

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

Board of Directors' Role in Risk Oversight

    It is senior management's responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and, where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly identified multiple broad categories of risk exposure, each of which could impact operations and affect results at an enterprise level. Each such significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk, and possible additional or emerging risks to consider. As additional areas of risk are identified, our Board of Directors and/or a committee of the Board provide a review and oversight of management's actions to identify, assess and manage that risk. We continue to develop a formal enterprise risk management program intended to support integration of the risk assessment and management discipline and controls into major decision-making and business processes. The Corporate Risk Committee is involved in reviewing and approving the enterprise risk management framework and is responsible for overseeing its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial or other risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2021 and 2020:

	2021	2020
	(Dollars in thousands)
Audit fees (1)	$4,953	$6,374
Audit-related fees (2)	416	—
Tax fees (3)	121	349
All other fees (4)	5	241
Total	$5,495	$6,964
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

    In accordance with the CHS Inc. Audit Committee Charter, as amended, our Audit Committee adopted the following policies and procedures for the approval of the engagement of an independent registered public accounting firm for audit, review or attest services and for preapproval of certain permissible nonaudit services, all to ensure auditor independence.

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

Regulation S-X promulgated by the SEC also requires separate financial statements of significant equity method investments to be filed with this Annual Report on Form 10-K when the equity income attributable to a significant equity method investment exceeds 20% of income before income taxes for any of our fiscal years for which financial statements are required to be presented in this Annual Report on Form 10-K. As equity income from our investment in CF Nitrogen exceeded 20% of our income before income taxes for the fiscal year ended August 31, 2021, separate financial statements for CF Nitrogen will be filed as an amendment to this Annual Report on Form 10-K within 90 days after CF Nitrogen’s fiscal year ending December 31, 2021.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2021	$165,540	$10,175	$(31,993)	$143,722
2020	176,805	3,089	(14,354)	165,540
2019	221,813	57,380	(102,388)	176,805

Valuation allowance for deferred tax assets
2021	$219,891	$11,700	$(22,781)	$208,810
2020	246,344	5,206	(31,659)	219,891
2019	230,374	41,260	(25,290)	246,344

Reserve for supplier advance payments
2021	$65,885	$—	$—	$65,885
2020	65,885	—	—	65,885
2019	110,613	—	(44,728)	65,885
*Net of reserve adjustments.

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
10.1A
Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020). (+)

10.1B	Amendment No 2. To Employment Agreement, dated as of November 3, 2021, between CHS Inc. and Jay D. Debertin (*)(+)

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

10.3	CHS Inc. 2021 Annual Variable Pay Plan Master Plan Document. (*) (+)
10.3A	CHS Inc. 2021 Annual Variable Pay Plan Appendix, Plan Details. (*) (+)
10.4	CHS Inc. Long-Term Incentive Plan Appendix (2019-2021). (Incorporated by reference to our Form 10-K for the year ended August 31, 2019, filed November 6, 2019) (+)
10.4A	CHS Inc. Long-Term Incentive Plan Appendix (2020-2022). (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020). (+)
10.4B	CHS Inc. Long-Term Incentive Plan Appendix (2021-2023). (*) (+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.8	CHS Inc. Deferred Compensation Plan Master Plan Document (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2015, filed July 10, 2015). (+)
10.8A	Amendment No. 1 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016). (+)
10.8B	Amendment No. 2 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2017, filed November 9, 2017). (+)
10.8C	Amendment No. 3 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020). (+)
10.8D	Amendment No. 4 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2021, filed April 7, 2021). (+)
10.8E	Amendment No. 6 to the CHS Inc. Deferred Compensation Plan (2015 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2021, filed April 7, 2021). (+)
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
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

10.12E
Amendment No. 5 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (*)

10.12F
Amendment No. 6 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (*)

10.13
Amended and Restated Limited Liability Company Agreement, dated February 1, 2012, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Current Report on Form 8-K, filed February 1, 2012).

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

10.19C
Amendment No. 3 to 2015 Credit Agreement (10–Year Term Loan), dated as of February 19, 2021, by and between CHS Inc., CoBank, ACB, for its own benefit as a syndication party and as the administrative agent for the benefit of the present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K filed, February 24, 2021).

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

10.22H
Omnibus Amendment No. 9, dated as of July 30, 2021, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (*)

10.22I
Omnibus Amendment No. 10, dated as of August 31, 2021, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (*)

10.23
Receivables Financing Agreement dated July 22, 2016, by and among CHS Inc., individually and as a Servicer, Cofina Funding, LLC, as Seller, Victory Receivables Corporation and Nieuw Amsterdam Receivables Corporation B.V., as Conduit Purchasers, Coöperatieve Rabobank U.A., as a Committed Purchaser, Coöperatieve Rabobank U.A., New York Branch, as Purchaser Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Committed Purchaser, Purchaser Agent and as Administrative Agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

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

10.24
Performance Guaranty, dated as of July 22, 2016, executed by CHS Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020. filed November 5, 2020).

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

10.25
Master Framework Agreement, dated as of September 4, 2018 (the "Framework Agreement"), by and among MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) and each other financial institution from time to time party thereto, as MFA Buyers, MUFG Bank, Ltd., as agent for the MFA Buyers, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.25A	Amendment No. 1 to the Framework Agreement, dated as of July 23, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.25B	Amendment No. 2 to the Framework Agreement, dated as of August 29, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.25C	Amendment No. 3 to the Framework Agreement, dated as of June 26, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.25D	Amendment No. 4 to the Framework Agreement, dated as of September 24, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.25E	Amendment No. 5 to the Framework Agreement, dated as of August 31, 2021. (*)
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

10.29A
Description of Amendment to the CHS Strategic Leadership Team 2018 Retention Award Document. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020). (+)

10.30	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document. (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed herewith.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

    (c) SCHEDULES

    None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2021.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 4, 2021:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Olivia Nelligan	Executive Vice President and Chief Financial Officer (principal financial officer)
Olivia Nelligan

/s/ Daniel Lehmann	Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

*	Chair of the Board of Directors
Daniel Schurr

*	Director
David Beckman

*	Director
Clinton J. Blew

*	Director
Hal Clemensen

*	Director
Scott A. Cordes

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Steve Fritel

*	Director
Alan Holm

*	Director
David Johnsrud

*	Director
Tracy G. Jones

*	Director
David R. Kayser

*	Director
Russell A. Kehl

*	Director
Perry Meyer

*	Director
Steve Riegel

*	Director
Kevin Throener

*	Director
Cortney Wagner

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CHS Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in equities and cash flows for each of the three years in the period ended August 31, 2021, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2021, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 1, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Grain Inventories and Grain Forward Commodity Purchase and Sales Contracts

As described in Notes 4, 15, and 16 to the consolidated financial statements, the Company's grain and oilseed inventories were $1,435.5 million as of August 31, 2021, and commodity derivatives in an asset and liability position were $532.8 million and $444.9 million, respectively, as of August 31, 2021, of which grain inventories and grain forward commodity purchase and sales contracts make up the majority. Management enters into various derivative instruments to manage the Company's exposure to movements primarily associated with agricultural and energy commodity prices. The net realizable value of grain inventories and fair value of grain forward commodity purchase and sales contracts are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter markets.

The principal considerations for our determination that performing procedures relating to the valuation of grain inventories and grain forward commodity purchase and sales contracts is a critical audit matter are (i) the significant judgment by management to determine the net realizable value of grain inventories and the fair value of grain forward commodity purchase and sales contracts and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's inputs related to exchange traded prices and/or recent market bids and offers, including location-specific adjustments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management's process for determining the net realizable value of grain inventories and the fair value of grain forward commodity purchase and sales contracts; (ii) evaluating the appropriateness of the valuation models; (iii) testing the accuracy of the underlying data used in the valuations; and (iv) evaluating the reasonableness of inputs used by management related to the exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Evaluating management's inputs related to the exchange traded prices and/or recent market bids and offers, including location-specific adjustments involved (i) comparing the exchange traded prices and/or recent market bids and location-specific inputs to third-party information; and (ii) comparing the location-specific adjustments to broker or dealer quotations or market transactions in either listed or over-the-counter markets.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 4, 2021

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$413,159	$140,874
Receivables	2,860,884	2,366,047
Inventories	3,334,675	2,742,138
Other current assets	1,390,233	1,017,488
Total current assets	7,998,951	6,266,547
Investments	3,669,111	3,630,033
Property, plant and equipment	4,810,005	4,957,938
Other assets	1,098,208	1,139,429
Total assets	$17,576,275	$15,993,947
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,740,859	$1,575,491
Current portion of long-term debt	38,450	189,287
Accounts payable	2,616,052	1,724,516
Accrued expenses	622,723	501,904
Other current liabilities	1,307,929	928,843
Total current liabilities	6,326,013	4,920,041
Long-term debt	1,579,911	1,601,836
Other liabilities	653,025	652,897
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,247,238	5,161,610
Accumulated other comprehensive loss	(216,391)	(233,924)
Capital reserves	1,713,976	1,618,147
Total CHS Inc. equities	9,008,861	8,809,871
Noncontrolling interests	8,465	9,302
Total equities	9,017,326	8,819,173
Total liabilities and equities	$17,576,275	$15,993,947

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2021	2020	2019
	(Dollars in thousands)
Revenues	$38,448,033	$28,406,365	$31,900,453
Cost of goods sold	37,496,634	27,424,558	30,516,120
Gross profit	951,399	981,807	1,384,333
Marketing, general and administrative expenses	745,602	704,542	724,731
Operating earnings	205,797	277,265	659,602
Interest expense	104,565	116,977	167,065
Other income	(59,559)	(39,875)	(86,309)
Equity income from investments	(354,529)	(186,715)	(236,755)
Income before income taxes	515,320	386,878	815,601
Income tax benefit	(38,249)	(36,731)	(12,456)
Net income	553,569	423,609	828,057
Net (loss) income attributable to noncontrolling interests	(383)	1,170	(1,823)
Net income attributable to CHS Inc.	$553,952	$422,439	$829,880

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$553,569	$423,609	$828,057
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	18,295	12,798	(32,559)
Cash flow hedges	(6,062)	(4,411)	20,196
Foreign currency translation adjustment	5,300	(15,378)	(9,949)
Other comprehensive income (loss), net of tax	17,533	(6,991)	(22,312)
Comprehensive income	571,102	416,618	805,745
Comprehensive (loss) income attributable to noncontrolling interests	(383)	1,170	(1,823)
Comprehensive income attributable to CHS Inc.	$571,485	$415,448	$807,568

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2021, 2020 and 2019
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2018	$3,837,580	$29,498	$742,378	$2,264,038	$(199,915)	$1,482,003	$9,446	$8,165,028
Reversal of prior year patronage and redemption estimates	78,941	—	(345,330)	—	—	420,330	—	153,941
Distribution of 2018 patronage refunds	—	—	352,980	—	—	(428,756)	—	(75,776)
Redemptions of equities	(70,859)	(409)	(14,272)	—	—	—	—	(85,540)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(2,169)	(15)	(1,844)	—	—	7,061	(233)	2,800
Net income (loss)	—	—	—	—	—	829,880	(1,823)	828,057
Other comprehensive loss, net of tax	—	—	—	—	(22,312)	—	—	(22,312)
Reclassification of tax effects to capital reserves	—	—	—	—	(4,706)	4,706	—	—
Estimated 2019 patronage refunds	—	—	472,398	—	—	(562,398)	—	(90,000)
Estimated 2019 equity redemptions	(90,000)	—	—	—	—	—	—	(90,000)
Balances, August 31, 2019	3,753,493	29,074	1,206,310	2,264,038	(226,933)	1,584,158	7,390	8,617,530
Reversal of prior year patronage and redemption estimates	80,000	—	(462,398)	—	—	562,398	—	180,000
Distribution of 2019 patronage refunds	—	—	474,407	—	—	(564,522)	—	(90,115)
Redemptions of equities	(80,133)	(340)	(15,965)	—	—	—	—	(96,438)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	25,320	—	25,320
Other, net	(1,173)	(7)	(628)	—	—	(1,008)	742	(2,074)
Net income	—	—	—	—	—	422,439	1,170	423,609
Other comprehensive loss, net of tax	—	—	—	—	(6,991)	—	—	(6,991)
Estimated 2020 patronage refunds	—	—	211,970	—	—	(241,970)	—	(30,000)
Estimated 2020 equity redemptions	(28,000)	—	(5,000)	—	—	—	—	(33,000)
Balances, August 31, 2020	3,724,187	28,727	1,408,696	2,264,038	(233,924)	1,618,147	9,302	8,819,173
Reversal of prior year patronage and redemption estimates	28,000	—	(206,970)	—	—	241,970	—	63,000
Distribution of 2020 patronage refunds	—	—	214,733	—	—	(244,775)	—	(30,042)
Redemptions of equities	(67,403)	(290)	(11,688)	—	—	—	—	(79,381)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(873)	(6)	(165)	—	—	(6,360)	(454)	(7,858)
Net income (loss)	—	—	—	—	—	553,952	(383)	553,569
Other comprehensive income, net of tax	—	—	—	—	17,533	—	—	17,533
Estimated 2021 patronage refunds	—	—	230,290	—	—	(280,290)	—	(50,000)
Estimated 2021 equity redemptions	(100,000)	—	—	—	—	—	—	(100,000)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$553,569	$423,609	$828,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	535,498	550,251	541,507
Equity (income) loss from investments, net of distributions received	(40,035)	49,130	12,560
Provision for doubtful accounts	6,692	3,418	57,745
Gain/recovery on sale of business	(19,034)	(1,450)	(3,886)
LIFO liquidations	(35,258)	—	—
Deferred taxes	(11,957)	(32,761)	(13,852)
Other, net	(41,218)	(1,642)	6,094
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(568,752)	308,399	(218,192)
Inventories	(549,221)	104,884	284,694
Accounts payable and accrued expenses	1,007,229	(330,949)	(38,229)
Other, net	(79,702)	14,340	(316,567)
Net cash provided by operating activities	757,811	1,087,229	1,139,931
Cash flows from investing activities:
Acquisition of property, plant and equipment	(317,794)	(418,359)	(443,216)
Proceeds from disposition of property, plant and equipment	20,742	32,670	53,974
Proceeds from sale of business	81,366	1,139	5,044
Expenditures for major maintenance	(40,922)	(14,496)	(232,094)
Changes in CHS Capital notes receivable, net	132,268	119,591	(10,903)
Financing extended to customers	(1,926)	(6,386)	(12,210)
Payments from customer financing	6,892	35,791	90,193
Business acquisitions, net of cash acquired	—	231	(119,421)
Other investing activities, net	17,702	6,114	7,350
Net cash used in investing activities	(101,672)	(243,705)	(661,283)
Cash flows from financing activities:
Proceeds from notes payable and long-term borrowings	31,765,082	24,343,870	29,071,363
Payments on notes payable, long-term debt and finance lease obligations	(31,806,918)	(24,948,926)	(29,450,339)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(79,381)	(96,438)	(85,540)
Cash patronage dividends paid	(30,042)	(90,115)	(75,776)
Other financing activities, net	(6,658)	29,129	(16,686)
Net cash used in financing activities	(326,585)	(931,148)	(725,646)
Effect of exchange rate changes on cash and cash equivalents	(4,063)	4,942	2,733
Net increase (decrease) in cash and cash equivalents and restricted cash	325,491	(82,682)	(244,265)
Cash and cash equivalents and restricted cash at beginning of period	216,993	299,675	543,940
Cash and cash equivalents and restricted cash at end of period	$542,484	$216,993	$299,675
Supplemental cash flow information:
Cash paid for interest	$102,093	$119,354	$172,259
Cash (received) paid for income taxes, net of refunds	(8,842)	6,840	19,918
Other significant noncash investing and financing transactions:
Capital expenditures and major maintenance incurred but not yet paid	28,010	14,906	28,478
Finance lease obligations incurred	12,831	11,190	7,351
Accrual of dividends and equities payable	150,000	63,000	180,000
Assets contributed to joint venture	—	—	7,353

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

    CHS Inc. (referred to herein as "CHS," "we," "us" or "our") is the nation’s leading integrated agricultural cooperative. As a cooperative, CHS is owned by farmers and ranchers and member cooperatives ("members") across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("The Nasdaq"). See Note 12, Equities, for more detailed information.

    We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including member and other nonmember customers), both domestically and internationally. Those products and services include initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, as well as agricultural outputs that include grains and oilseeds, processed grains and oilseeds, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those entities is included as a component in our net income under the equity method of accounting.

Basis of Presentation

    The consolidated financial statements include the accounts of CHS and all our subsidiaries and limited liability companies in which we have a controlling interest. The effects of all significant intercompany transactions have been eliminated.

The notes to our consolidated financial statements refer to our Energy, Ag, Nitrogen Production and Foods reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments. The Nitrogen Production reportable segment consists of our investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses. The Foods reportable segment met quantitative criteria to become a reportable segment during fiscal 2021 and consists of our investment in Ventura Foods, LLC. ("Ventura Foods"), and allocated expenses. See Note 14, Segment Reporting, for more information.

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

Cash and Cash Equivalents and Restricted Cash

    Cash equivalents include short-term, highly liquid investments with original maturities of three months or less at the date of acquisition. The carrying value of cash and cash equivalents approximates the fair value due to the short-term nature of the instruments.

    Restricted cash is included in our Consolidated Balance Sheets within other current assets and primarily relates to customer deposits for futures and option contracts associated with regulated commodities held in separate accounts as required under federal and other regulations. Pursuant to the requirements of the Commodity Exchange Act, such funds must be carried in separate accounts that are designated as segregated customer accounts, as applicable. Restricted cash also includes funds held in escrow pursuant to applicable regulations limiting their usage.

    The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Consolidated Balance Sheets that aggregates to the amount presented in our Consolidated Statements of Cash Flows.

	August 31,
	2021	2020	2019
	(Dollars in thousands)
Cash and cash equivalents	$413,159	$140,874	$211,179
Restricted cash included in other current assets	129,325	76,119	88,496
Total cash and cash equivalents and restricted cash	$542,484	$216,993	$299,675

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our consolidated financial statements.

Adopted

    In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses ("ASC Topic 326"): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new approach, based on expected losses, to estimate credit losses on certain types of financial instruments. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses associated with most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to apply the provisions of this ASU as a cumulative-effect adjustment to the opening balance of capital reserves as of the beginning of the first reporting period in which the guidance is adopted. As part of our adoption efforts, we performed various data-gathering activities, developed credit loss models, performed data analyses and made accounting policy election determinations. The impact of adoption on September 1, 2020, did not have a material impact on our consolidated financial statements.

Not Yet Adopted

    There are not any recent accounting pronouncements yet to be adopted that we expect to have a material impact on our consolidated financial statements.

Note 2        Revenues

    We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and renewable fuels production and marketing. We primarily conduct our operations and derive revenues within our Energy and Ag segments. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, soybean refined oil and soyflour products; through production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, and feed and farm supplies. Corporate and Other primarily consists of our financing and hedging businesses.
    Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to customers in accordance with the underlying contract. For the majority of our contracts with customers, control transfers to customers at a point in time when goods and/or services have been delivered, as that is generally when legal title, physical possession and risks and rewards of ownership of the goods and/or services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete our performance obligation(s). Revenue is recognized as the transaction price we expect to be entitled to in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. For physically settled derivative sales contracts that are outside the scope of the revenue guidance, we recognize revenue when control of the inventory is transferred within the meaning of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). Revenues arising from our financing business are recognized in accordance with ASC Topic 470, Debt ("ASC Topic 470") and fall outside the scope of ASC Topic 606.

Shipping and Handling Costs

    Shipping and handling amounts billed to a customer as part of a sales transaction are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation.

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

Disaggregation of Revenues

    The following tables present revenues recognized under ASC Topic 606 disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the years ended August 31, 2021, 2020 and 2019. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470 and ASC Topic 842, Leases ("ASC Topic 842") that fall outside the scope of ASC Topic 606:

	Year Ended August 31, 2021
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$5,680,391	$694,870	$—	$6,375,261
Ag	7,491,484	24,517,033	26,825	32,035,342
Corporate and Other	18,325	—	19,105	37,430
Total revenues	$13,190,200	$25,211,903	$45,930	$38,448,033

	Year Ended August 31, 2020
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$4,833,003	$598,131	$—	$5,431,134
Ag	5,963,198	16,901,258	61,643	22,926,099
Corporate and Other	22,903	—	26,229	49,132
Total revenues	$10,819,104	$17,499,389	$87,872	$28,406,365

	Year Ended August 31, 2019
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$6,393,075	$726,001	$—	$7,119,076
Ag	6,319,304	18,268,977	131,791	24,720,072
Corporate and Other	20,262	—	41,043	61,305
Total revenues	$12,732,641	$18,994,978	$172,834	$31,900,453
*Our Nitrogen Production and Foods reportable segments represent equity method investments that record earnings and allocated expenses, but not revenues.

    Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to the customer. Contract assets are recorded in accounts receivable within our Consolidated Balance Sheets and were immaterial as of August 31, 2021 and 2020.

    Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $213.9 million and $139.1 million as of August 31, 2021 and 2020, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets. For the years ended August 31, 2021, 2020 and 2019, we recognized revenues of $139.1 million, $194.8 million and $170.7 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

    Receivables as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Trade accounts receivable	$2,047,198	$1,476,585
CHS Capital short-term notes receivable	505,778	563,934
Other	451,630	491,068
Gross receivables	3,004,606	2,531,587
Less allowances and reserves	143,722	165,540
Total receivables	$2,860,884	$2,366,047

Trade Accounts Receivable

    Trade accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses in accordance with ASC Topic 326. The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses. Receivables from related parties are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2021 or 2020.

CHS Capital Notes Receivable

Notes Receivable

    CHS Capital, LLC ("CHS Capital"), our wholly-owned subsidiary, has short-term notes receivable from commercial and producer borrowers. The short-term notes receivable have maturity terms of 12 months or less and are reported at their outstanding unpaid principal balances, less an allowance for expected credit losses, as CHS Capital has the intent and ability to hold the applicable loans for the foreseeable future or until maturity or payoff. The carrying value of CHS Capital short-term notes receivable approximates fair value given the notes' short-term duration and use of market pricing adjusted for risk.

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $55.4 million and $101.5 million at August 31, 2021 and 2020, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2021 and 2020, commercial notes represented 28% and 33%, respectively, and producer notes represented 72% and 67%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2021, CHS Capital customers had additional available credit of $706.9 million.

Allowance for Loan Losses

    CHS Capital maintains an allowance for loan losses that is an estimate of current expected losses inherent in the loans receivable portfolio. In accordance with ASC Topic 326, the allowance for loan losses is based on our current expectation for future losses, which takes into consideration historical loss experience, third-party industry forecasts, as well as other quantitative and qualitative factors addressing operational risks and industry trends. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance for loan losses. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2021 or 2020, and the allowance for loan losses related to CHS Capital notes were not material as of either date.

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

Troubled Debt Restructurings

    Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor, for economic reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or the acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings during the years ended August 31, 2021, 2020 and 2019, and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2021 or 2020.

Loan Participations

    For the years ended August 31, 2021 and 2020, CHS Capital sold $40.8 million and $70.6 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sales resulted in the removal of notes receivable from the Consolidated Balance Sheets. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to the servicing of notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

    Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements, we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops actually being produced. The financing is collateralized by future crops, land and physical assets of the farmers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred during the years ended August 31, 2021, 2020 and 2019, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2021 or 2020.

Note 4        Inventories

    Inventories as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Grain and oilseed	$1,435,544	$1,064,079
Energy	762,317	696,858
Agronomy	958,548	822,535
Processed grain and oilseed	140,975	126,022
Other	37,291	32,644
Total inventories	$3,334,675	$2,742,138

    Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are accounted for in accordance with ASC Topic 330, Inventory, and are stated at net realizable value. These inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The net realizable value of agricultural commodity inventories is determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter ("OTC") markets. Changes in the net realizable value of agricultural commodity inventories are recognized in earnings as a component of cost of goods sold.

    All other inventories are stated at the lower of cost or net realizable value. Costs for inventories produced or modified by us through a manufacturing process include fixed and variable production and raw material costs, and inbound freight costs for raw materials. Costs for inventories purchased for resale include the cost of products and freight incurred to place the products at our points of sale. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the last-in, first-out ("LIFO") method; all other inventories of nongrain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods.

As of August 31, 2021 and 2020, we valued approximately 13% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $359.2 million and $93.5 million as of August 31, 2021 and 2020, respectively. During fiscal 2021, we recorded LIFO liquidations for certain energy product inventories. The costs of these liquidated inventories in the historical LIFO layers were lower than current costs, which resulted in decreased cost of goods sold of $35.3 million had the inventory liquidations not taken place. There were no liquidations of LIFO inventories during fiscal 2020 or fiscal 2019.

Note 5        Other Current Assets

Other current assets as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Derivative assets (Note 15)	$559,056	$371,195
Margin and related deposits	336,397	194,097
Supplier advance payments	194,706	198,699
Restricted cash	129,325	76,119
Other	170,749	177,378
Total other current assets	$1,390,233	$1,017,488

Margin and Related Deposits

Many of our derivative contracts with futures and options brokers require us to make margin deposits of cash or other assets. Subsequent margin deposits may also be necessary when changes in commodity prices result in a loss on the contract value to comply with applicable regulations. Our margin and related deposit assets are generally held in separate accounts to support the associated derivative contracts and may be used to fund or partially fund the settlement of those contracts as they expire. Similar to our derivative financial instruments, margin and related deposits are reported on a gross basis.

Supplier Advance Payments

Supplier advance payments are typically for periods less than 12 months and primarily include amounts paid for grain purchases from suppliers and amounts paid to crop nutrient and crop protection product suppliers to lock in future supply, pricing and discounts.

Note 6        Investments

    Investments as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Equity method investments
CF Industries Nitrogen, LLC	$2,667,164	$2,662,618
Ventura Foods, LLC	388,612	381,351
Ardent Mills, LLC	220,132	208,927
TEMCO, LLC	31,464	19,444
Other equity method investments	232,923	233,738
Other investments	128,816	123,955
Total investments	$3,669,111	$3,630,033

Joint ventures and other investments in which we have significant ownership and influence but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen, Ventura Foods, Ardent Mills, LLC ("Ardent Mills") and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We have approximately $458.2 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2021.

    All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. We have elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions. Our share in the income or loss of these equity method investments is recorded within equity income from investments in the Consolidated Statements of Operations. Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. Investments in other cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in debt and equity instruments are carried at amounts that approximate fair values.

CF Nitrogen

We have a $2.7 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through fiscal 2096. Our purchases under the supply agreement are based on prevailing market prices and we receive semiannual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semiannual cash distributions.

Cash distributions received from CF Nitrogen for the years ended August 31, 2021, 2020 and 2019, were $193.9 million, $174.3 million and $186.5 million, respectively.

    The following tables provide aggregate summarized financial information for CF Nitrogen for balance sheets as of August 31, 2021 and 2020, and statements of operations for the 12 months ended August 31, 2021, 2020 and 2019:

	2021	2020
	(Dollars in thousands)
Current assets	$850,048	$552,127
Noncurrent assets	6,248,315	6,564,086
Current liabilities	301,174	222,391
Noncurrent liabilities	2,454	3,036

	2021	2020	2019
	(Dollars in thousands)
Net sales	$2,975,983	$2,522,827	$2,894,795
Gross profit	866,880	570,901	737,168
Net earnings	809,536	529,462	706,291
Earnings attributable to CHS Inc.	198,439	127,954	160,373

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes primarily edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment are included in our Foods segment.

    The following tables provide aggregate summarized financial information for our equity method investment in Ventura Foods for balance sheets as of August 31, 2021 and 2020, and statements of operations for the 12 months ended August 31, 2021, 2020 and 2019:

	2021	2020
	(Dollars in thousands)
Current assets	$810,593	$695,911
Noncurrent assets	628,516	647,105
Current liabilities	374,361	274,807
Noncurrent liabilities	313,253	331,235

	2021	2020	2019
	(Dollars in thousands)
Net sales	$2,584,532	$2,246,412	$2,463,945
Gross profit	350,708	289,590	299,959
Net earnings	151,196	68,055	102,069
Earnings attributable to CHS Inc.	78,519	34,026	51,608

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

    The following tables provide aggregate summarized financial information for our equity method investments in Ardent Mills and TEMCO for balance sheets as of August 31, 2021 and 2020, and statements of operations for the 12 months ended August 31, 2021, 2020 and 2019:

	2021	2020
	(Dollars in thousands)
Current assets	$1,194,484	$960,358
Noncurrent assets	1,971,103	1,923,696
Current liabilities	628,344	452,382
Noncurrent liabilities	626,479	637,850

	2021	2020	2019
	(Dollars in thousands)
Net sales	$6,897,330	$5,976,835	$6,603,450
Gross profit	541,718	347,209	319,296
Net earnings	247,544	80,328	118,251
Earnings attributable to CHS Inc.	43,339	(1,432)	3,572

    Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

Major classes of property, plant and equipment, including finance lease assets, are summarized in the table below as of August 31, 2021 and 2020.

	2021	2020
	(Dollars in thousands)
Land and land improvements	$324,757	$317,714
Buildings	1,171,423	1,110,490
Machinery and equipment	7,673,748	7,559,437
Office equipment and other	378,352	362,084
Construction in progress	337,977	310,901
Gross property, plant and equipment	9,886,257	9,660,626
Less accumulated depreciation and amortization	5,076,252	4,702,688
Total property, plant and equipment	$4,810,005	$4,957,938

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based on the expected useful lives of individual or groups of assets (generally 15 to 20 years for land improvements, 20 to 40 years for buildings, five to 20 years for machinery and equipment, and three to 10 years for office equipment and other). Expenditures for maintenance and minor repairs and renewals are expensed. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

    Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2021, 2020 and 2019, was $455.9 million, $470.4 million and $495.3 million, respectively.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal 2021, fiscal 2020 or fiscal 2019.

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

    We have other assets that we may be obligated to dismantle at the end of corresponding lease terms subject to the lessor's discretion for which we have recorded asset retirement obligations. Based on our estimates of timing, cost and probability of removal, these obligations are not material.

Note 8        Other Assets

    Other assets as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Goodwill	$171,601	$172,404
Customer lists, trademarks and other intangible assets	58,395	65,025
Notes receivable (Note 3)	73,713	109,145
Long-term derivative assets (Note 15)	21,567	21,157
Prepaid pension and other benefits (Note 13)	119,825	106,209
Capitalized major maintenance	196,641	228,511
Cash value life insurance	147,682	130,673
Operating lease right of use assets (Note 19)	253,451	257,834
Other	55,333	48,471
Total other assets	$1,098,208	$1,139,429

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

Changes in the net carrying amount of goodwill for the year ended August 31, 2021, are included in the table below. There were no changes in the net carrying amount of goodwill for the year ended August 31, 2020.

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2020	$552	$161,278	$10,574	$172,404
Goodwill disposed of during the period	—	(803)	—	(803)
Balances, August 31, 2021	$552	$160,475	$10,574	$171,601

No goodwill has been allocated to our Nitrogen Production or Foods segments, which each consist of a single investment accounted for under the equity method.

No goodwill impairments were identified as a result of our annual goodwill analyses performed as of July 31, 2021 or 2020. However, as a result of our annual goodwill impairment analyses performed as of July 31, 2019, we recorded a goodwill impairment charge of $27.4 million associated with a reporting unit in our Ag segment. The impairment charge primarily resulted from changing market dynamics that reduced future profitability within the reporting unit, as well as strategy changes and the challenging economic environment in the agriculture industry. The impairment charge was recorded in marketing, general and administrative expenses in the Consolidated Statement of Operations for the year ended August 31, 2019. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future, particularly for our businesses that have experienced or could experience substantial reductions in demand or price declines associated with the COVID-19 pandemic or other factors.

    Intangible assets subject to amortization primarily include customer lists, trademarks and noncompete agreements, and are amortized over their respective useful lives (ranging from two to 30 years). We have no material intangible assets with indefinite useful lives. All long-lived assets, including other identifiable intangible assets, are also assessed for impairment in accordance with U.S. GAAP and evaluated for impairment whenever triggering events or other circumstances indicate the carrying amount of an asset group or reporting unit may not be recoverable. Information regarding intangible assets is as follows:

	August 31, 2021			August 31, 2020
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$84,565	$(29,254)	$55,311	$84,895	$(23,770)	$61,125
Trademarks and other intangible assets	10,425	(7,341)	3,084	10,735	(6,835)	3,900
Total intangible assets	$94,990	$(36,595)	$58,395	$95,630	$(30,605)	$65,025

    Intangible asset amortization expense for the years ended August 31, 2021, 2020 and 2019, was $6.9 million, $7.3 million and $5.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for future years is as follows:

(Dollars in thousands)
2022	$6,701
2023	6,607
2024	6,557
2025	6,340
2026	6,159
Thereafter	25,945
Total	$58,309

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2021, 2020 and 2019, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2021	$228,511	$41,899	$(73,769)	$196,641
2020	286,890	14,496	(72,875)	228,511
2019	130,780	224,406	(68,296)	286,890

Within our Energy segment, major maintenance activities are regularly performed at our Laurel, Montana, and McPherson, Kansas, refineries. Major maintenance activities are the planned and required shutdowns of refinery processing units, which include replacement or overhaul of equipment that has experienced decreased efficiency in resource conversion. Because major maintenance activities are performed to extend the life, increase the capacity and/or improve the safety or efficiency of refinery processing assets, we follow the deferral method of accounting for major maintenance activities. Expenditures for major maintenance activities are capitalized (deferred) when incurred and amortized on a straight-line basis over a period of two to five years, which is the estimated time lapse between major maintenance activities. Should the estimated time between major maintenance activities change, we may be required to amortize the remaining cost of the major maintenance activities over a shorter period, which would result in higher depreciation and amortization costs. Amortization expense related to the capitalized major maintenance costs is included in cost of goods sold in our Consolidated Statements of Operations.

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

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2021.

Notes Payable

Notes payable as of August 31, 2021 and 2020, consisted of the following:

	Weighted-average Interest Rate
	2021	2020	2021	2020
			(Dollars in thousands)
Notes payable	1.18%	1.96%	$864,147	$763,215
CHS Capital notes payable	1.00%	1.29%	876,712	812,276
Total notes payable			$1,740,859	$1,575,491

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of August 31, 2021, there were no borrowings outstanding on this facility, and $345.0 million outstanding as of August 31, 2020. We also maintain certain uncommitted bilateral facilities to support our working capital needs with borrowings outstanding of $335.0 million as of August 31, 2021, and no borrowings outstanding as of August 31, 2020.

In addition to our facilities referenced above, our wholly-owned subsidiaries, CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda have lines of credit with $268.0 million outstanding as of August 31, 2021, and our other international subsidiaries have lines of credit with $204.3 million outstanding as of August 31, 2021.

CHS Capital Notes Payable

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. As of August 31, 2021, total availability under the Securitization Facility was $671.9 million, $600.0 million of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of August 31, 2021 and 2020, the outstanding balance under the Repurchase Facility was $150.0 million.

On September 24, 2020, the Securitization Facility and Repurchase Facility were amended, increasing the maximum availability under the Securitization Facility to $600.0 million from $500.0 million and extending termination dates to July 30, 2021 and September 24, 2021, respectively. On July 30, 2021 the Securitization Facility was further amended to extend its termination date to August 31, 2021. Subsequently on August 31, 2021, the Securitization Facility and Repurchase Facility were again amended, increasing the maximum committed availability under the Securitization Facility to $700.0 million from $600.0 million, adding a $250.0 million uncommitted portion to the Securitization Facility, and extending their respective maturity dates to August 30, 2022.

CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. The total outstanding commitments under the program were $150.0 million as of August 31, 2021, of which $49.9 million was borrowed under these commitments. On September 29, 2021, the total commitments under the program were reduced to $100.0 million.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $132.3 million as of August 31, 2021.

Long-Term Debt

    During the year ended August 31, 2021, we repaid approximately $547.3 million of long-term debt consisting of scheduled debt maturities and optional prepayments. On August 14, 2020, we entered into a Note Purchase Agreement to borrow $375.0 million of long-term debt in the form of notes that were funded on November 2, 2020. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2021 and 2020, are presented in the table below:

	2021	2020
	(Dollars in thousands)
4.00% unsecured notes $100 million face amount, due in equal installments beginning in fiscal 2017 through fiscal 2021	$—	$20,000
4.52% unsecured notes $160 million face amount, due in fiscal 2021	—	162,090
4.67% unsecured notes $130 million face amount, due in fiscal 2023	134,873	137,623
4.39% unsecured notes $152 million face amount, due in fiscal 2023	152,000	152,000
3.85% unsecured notes $80 million face amount, due in fiscal 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in fiscal 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in fiscal 2025	153,101	154,012
4.82% unsecured notes $80 million face amount, due in fiscal 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
3.24% unsecured notes $95 million face amount, due in fiscal 2027	95,000	—
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
3.48% unsecured notes $100 million face amount, due in fiscal 2030	100,000	—
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
3.58% unsecured notes $65 million face amount, due in fiscal 2032	65,000	—
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
3.73% unsecured notes $115 million face amount, due in fiscal 2035	115,000	—
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
Private placement debt	1,552,974	1,363,725
2.25% unsecured term loans from cooperative and other banks, due in fiscal 2025 (a)	—	366,000
Bank financing	—	366,000
Finance lease liabilities	36,034	31,460
Other notes and contracts with interest rates from 2.6% to 9.0%	33,443	34,709
Deferred financing costs	(4,090)	(4,771)
Total long-term debt	1,618,361	1,791,123
Less current portion	38,450	189,287
Long-term portion	$1,579,911	$1,601,836
(a) Borrowings are variable under the agreement and bear interest at a base rate (or LIBOR) plus an applicable margin.

    As of August 31, 2021, the fair value of our long-term debt is estimated to be $1.7 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on September 4, 2025. There was no balance outstanding under this facility as of August 31, 2021.

Long-term debt outstanding as of August 31, 2021, has aggregate maturities, excluding fair value adjustments and finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2022	$31,108
2023	282,860
2024	837
2025	330,549
2026	80,034
Thereafter	853,034
Total	$1,578,422

    Interest expense for the years ended August 31, 2021, 2020 and 2019, was $104.6 million, $117.0 million and $167.1 million, respectively, net of capitalized interest of $8.0 million, $10.9 million and $9.4 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Customer margin deposits and credit balances	$269,114	$149,539
Customer advance payments	439,293	300,100
Derivative liabilities (Note 15)	449,522	416,204
Dividends and equity payable (Note 12)	150,000	63,000
Total other current liabilities	$1,307,929	$928,843

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

The (benefit from) provision for income taxes for the years ended August 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
	(Dollars in thousands)
Current:
Federal	$(533)	$4,519	$211
State	2,943	(2,231)	3,815
Foreign	56	2,748	(2,630)
Total Current	2,466	5,036	1,396
Deferred:
Federal	(24,676)	(36,231)	(4,923)
State	(15,666)	(5,263)	(8,491)
Foreign	(373)	(273)	(438)
Total Deferred	(40,715)	(41,767)	(13,852)
Total	$(38,249)	$(36,731)	$(12,456)

    Domestic income before income taxes was $497.5 million, $324.4 million and $825.7 million for the years ended August 31, 2021, 2020 and 2019, respectively. Foreign income (loss) before income taxes was $17.8 million, $62.5 million and ($3.1) million for the years ended August 31, 2021, 2020 and 2019, respectively.

    Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. Deferred tax assets and liabilities as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$57,245	$51,560
Postretirement health care and deferred compensation	42,217	42,898
Tax credit carryforwards	128,824	123,193
Loss carryforwards	115,327	116,741
Nonqualified equity	391,309	344,924
Lease obligations	62,770	64,140
Other	92,325	85,856
Deferred tax assets valuation allowance	(208,810)	(219,891)
Total deferred tax assets	681,207	609,421
Deferred tax liabilities:
Pension	24,277	17,131
Investments	110,910	95,916
Property, plant and equipment	557,129	556,160
Right of use assets	61,870	64,140
Other	28,549	15,417
Total deferred tax liabilities	782,735	748,764
Net deferred tax liabilities	$101,528	$139,343

    We have total gross loss carryforwards of $527.5 million, as of August 31, 2021, of which $304.4 million will expire over periods ranging from fiscal 2022 to fiscal 2042. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2021. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. McPherson refinery's gross state tax credit carryforwards for income tax were approximately $129.7 million and $125.5 million as of August 31, 2021 and 2020, respectively. McPherson refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis.

    Our general business credits of $44.1 million, comprised primarily of low-sulfur diesel credits, will begin to expire on August 31, 2027, and our state tax credits of $129.7 million will begin to expire on August 31, 2022.

    The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	(2.6)	(1.8)	(0.7)
Patronage earnings	(11.4)	(13.1)	(14.3)
Domestic production activities deduction	(8.2)	(19.0)	(9.9)
Export activities at rates other than the U.S. statutory rate	0.5	1.8	(2.1)
Intercompany transfer of business assets	(4.7)	(1.6)	—
Increase in unrecognized tax benefits	0.8	4.2	0.2
Valuation allowance	(0.2)	(1.0)	2.6
Tax credits	—	0.2	0.4
Other	(2.6)	(0.2)	1.3
Effective tax rate	(7.4)%	(9.5)%	(1.5)%

Primary drivers of the fiscal 2021 income tax benefit were retaining the current Domestic Production Activities Deduction ("DPAD") benefit and from tax planning associated with certain assets. Primary drivers of the fiscal 2020 income tax benefit were retaining the current DPAD benefit and the settlement of a U.S. federal audit, resulting in additional tax credit carryovers, which were partially offset by an increase in our uncertain tax position. Primary drivers of the fiscal 2019 income tax benefit were retaining the current DPAD benefit and deducting previously disallowed DPAD available from the carryback of excise tax credits, which were partially offset by an increase in our unrecognized deferred tax benefit.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. In addition to the current year, fiscal 2007 through 2020 remain subject to examination for certain issues.

Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged and we may or may not prevail. If we determine that a tax position is more likely than not to be sustained upon audit, based on the technical merits of the position, we recognize the benefit by measuring the amount that is greater than 50% likely of being realized. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits for the periods presented follows:

	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$119,150	$101,128	$91,135
Additions attributable to current year tax positions	2,000	14,410	14,162
Additions attributable to prior year tax positions	15,974	6,128	—
Reductions attributable to prior year tax positions	(14,975)	(2,516)	(4,169)
Balance at end of period	$122,149	$119,150	$101,128

    If we were to prevail on all positions taken in relation to uncertain tax positions, $114.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

    We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized benefits of $1.4 million and $1.0 million and expense of $1.7 million for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations for the years ended August 31, 2021, 2020 and 2019, respectively, and a related $2.5 million, $1.0 million and $2.9 million interest payable on our Consolidated Balance Sheets as of August 31, 2021, 2020 and 2019, respectively.

Note 12        Equities

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2021 are estimated to be $280.3 million, with the qualified cash portion estimated to be $50.0 million and nonqualified equity distributions of $230.3 million. No portion of annual net earnings for fiscal 2021 will be issued in the form of qualified capital equity certificates.

The following table presents estimated patronage distributions for the year ending August 31, 2022, and actual patronage distributions for the years ended August 31, 2021, 2020 and 2019:

	2022	2021	2020	2019
	(Dollars in millions)
Patronage distributed in cash	$50.0	$30.0	$90.1	$75.8
Patronage distributed in equity	230.3	214.8	474.4	353.0
Total patronage distributed	$280.3	$244.8	$564.5	$428.8

    Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2021, 2020 and 2019 be added to our capital reserves.

    Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for nonindividuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. The CHS redemption policy includes a redemption program for individuals similar to the one that is available to nonindividual members, subject to Board of Directors overall discretion whether to redeem outstanding equity. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2021, which will be distributed in fiscal 2022, to be approximately $100.0 million. This amount is classified as a current liability on our August 31, 2021, Consolidated Balance Sheet. During the years ended August 31, 2021, 2020 and 2019, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $79.4 million, $96.4 million and $85.5 million, respectively.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of August 31, 2021, all shares of which are listed and traded on The Nasdaq:

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

Preferred Stock Dividends

    We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2021, 2020 and 2019. As of August 31, 2021, the Board of Directors had not authorized the issuance of any preferred shares that were not outstanding.

    The following is a summary of dividends per share by series of preferred stock for the years ended August 31, 2021 and 2020:

		Years Ended August 31,
	Nasdaq Symbol	2021	2020
		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88	1.88

Accumulated Other Comprehensive Loss

    Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2021, 2020 and 2019 are as follows:

	Pension and Other Postretirement Benefits	Unrealized Net Gain (Loss) on Available for Sale Investments	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2018, net of tax	$(140,335)	$8,861	$(5,882)	$(62,559)	$(199,915)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(51,118)	—	37,709	(9,990)	(23,399)
Amounts reclassified out	10,279	—	(9,843)	—	436
Total other comprehensive income (loss), before tax	(40,839)	—	27,866	(9,990)	(22,963)
Tax effect	8,280	—	(7,670)	41	651
Other comprehensive income (loss), net of tax	(32,559)	—	20,196	(9,949)	(22,312)
Reclassifications	416	(8,861)	983	2,756	(4,706)
Balance as of August 31, 2019, net of tax	(172,478)	—	15,297	(69,752)	(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(4,751)	—	16,430	(17,021)	(5,342)
Amounts reclassified out	19,908	—	(22,291)	—	(2,383)
Total other comprehensive income (loss), before tax	15,157	—	(5,861)	(17,021)	(7,725)
Tax effect	(2,359)	—	1,450	1,643	734
Other comprehensive income (loss), net of tax	12,798	—	(4,411)	(15,378)	(6,991)
Balance as of August 31, 2020, net of tax	(159,680)	—	10,886	(85,130)	(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	4,048	—	11,700	5,573	21,321
Amounts reclassified out	20,256	—	(19,753)	—	503
Total other comprehensive income (loss), before tax	24,304	—	(8,053)	5,573	21,824
Tax effect	(6,009)	—	1,991	(273)	(4,291)
Other comprehensive income (loss), net of tax	18,295	—	(6,062)	5,300	17,533
Balance as of August 31, 2021, net of tax	$(141,385)	$—	$4,824	$(79,830)	$(216,391)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges, available-for-sale investments and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 13, Benefit Plans, for further information). Gains or losses on the sale of available-for-sale investments and foreign currency translation reclassifications related to sales of businesses are recorded in other income. As described in Note 15, Derivative Financial Instruments and Hedging Activities, amounts reclassified from accumulated other comprehensive loss for cash flow hedges are recorded in cost of goods sold.

Note 13        Benefit Plans

    We have various pension and other defined benefits as well as defined contribution plans in which substantially all employees may participate. We also have nonqualified supplemental executive and Board retirement plans. We provide defined life insurance and health care benefits for certain retired employees and Board of Directors participants. The plan is contributory based on years of service and family status, with retiree contributions adjusted annually.

    Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2021 and 2020, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$918,002	$876,696	$19,183	$19,047	$30,316	$31,098
Service cost	45,229	42,151	433	405	1,186	1,050
Interest cost	16,563	21,722	273	429	493	747
Actuarial loss (gain)	34,958	6,265	2,034	1,382	(765)	(2,286)
Assumption change	(12,847)	40,694	(55)	775	(398)	1,275
Plan amendments	113	—	—	—	—	—
Settlements	—	—	—	(2,130)	—	—
Benefits paid	(76,779)	(69,526)	(1,264)	(725)	(1,763)	(1,568)
Projected benefit obligation at end of period	$925,239	$918,002	$20,604	$19,183	$29,069	$30,316
Change in plan assets:
Fair value of plan assets at beginning of period	$976,542	$909,427	$—	$—	$—	$—
Actual gain on plan assets	70,161	90,241	—	—	—	—
Company contributions	23,200	46,400	1,264	2,855	1,763	1,568
Settlements	—	—	—	(2,130)	—	—
Benefits paid	(76,779)	(69,526)	(1,264)	(725)	(1,763)	(1,568)
Fair value of plan assets at end of period	$993,124	$976,542	$—	$—	$—	$—
Funded status at end of period	$67,885	$58,540	$(20,604)	$(19,183)	$(29,069)	$(30,316)
Amounts recognized on balance sheet:
Noncurrent assets	$67,885	$58,540	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(2,220)	(1,660)	(1,970)	(2,090)
Noncurrent liabilities	—	—	(18,384)	(17,523)	(27,099)	(28,226)
Ending balance	$67,885	$58,540	$(20,604)	$(19,183)	$(29,069)	$(30,316)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$873	$938	$(388)	$(502)	$(2,270)	$(2,715)
Net loss (gain)	199,785	225,983	5,579	3,813	(14,862)	(15,064)
Ending balance	$200,658	$226,921	$5,191	$3,311	$(17,132)	$(17,779)

    The accumulated benefit obligation of the qualified pension plans was $877.9 million and $871.6 million at August 31, 2021 and 2020, respectively. The accumulated benefit obligation of the nonqualified pension plans was $20.5 million and $18.2 million at August 31, 2021 and 2020, respectively.

    Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2021	2020
	(Dollars in thousands)
Projected benefit obligation	$20,604	$19,183
Accumulated benefit obligation	20,513	18,172

    Components of net periodic benefit costs for the years ended August 31, 2021, 2020 and 2019, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$45,229	$42,151	$38,592	$433	$405	$311	$1,186	$1,050	$1,053
Interest cost	16,563	21,722	28,396	273	429	747	493	747	1,094
Expected return on assets	(43,641)	(46,684)	(44,968)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	51	—	—	191	—	—	—
Prior service cost (credit) amortization	178	178	190	(114)	(114)	(75)	(445)	(445)	(556)
Actuarial loss (gain) amortization	21,790	21,583	12,348	212	98	2	(1,365)	(1,392)	(1,627)
Net periodic benefit cost (benefit)	$40,119	$38,950	$34,609	$804	$818	$1,176	$(131)	$(40)	$(36)

Plan assumptions for the years ended August 31, 2021, 2020 and 2019, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted-average assumptions to determine the net periodic benefit cost:
Interest credit rate for cash balance plans	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Discount rate	2.65%	3.06%	4.23%	2.07%	2.70%	4.09%	2.43%	2.89%	4.08%
Expected return on plan assets	4.90%	5.50%	5.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.99%	5.28%	5.14%	4.99%	5.28%	5.14%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Discount rate	2.78%	2.67%	3.06%	2.08%	2.15%	2.70%	2.57%	2.43%	2.89%
Rate of compensation increase	4.79%	4.99%	5.28%	4.79%	4.99%	5.28%	N/A	N/A	N/A

    Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2021, 2020 and 2019, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$113	$—	$18	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	(4,408)	3,401	47,556	1,978	2,157	1,917	(1,163)	(1,011)	801
Amortization of actuarial (gain) loss	(21,790)	(21,583)	(12,307)	(212)	(98)	(2)	1,365	1,392	1,627
Amortization of prior service (credit) costs	(178)	(178)	(190)	114	114	75	445	445	556
Settlement of retiree obligations (a)	—	—	—	—	(397)	(191)	—	—	—
Total recognized in other comprehensive loss (income)	$(26,263)	$(18,360)	$35,077	$1,880	$1,776	$1,799	$647	$826	$2,984
(a) Reflects amounts reclassified from accumulated other comprehensive loss (income) to net earnings.

    Estimated amortization in fiscal 2022 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (credit)	$178	$(114)	$(445)
Amortization of actuarial loss (gain)	23,343	478	(1,259)

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

For measurement purposes, a 6.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2021. The rate was assumed to decrease gradually to 4.5% by 2028 and remain at that level thereafter.
An annual analysis of the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption. We generally use long-term historical return information for the targeted asset mix identified in asset and liability studies. Adjustments are made to the expected long-term rate of return assumption when deemed necessary, based upon revised expectations of future investment performance of the overall investment markets.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$180	$(150)
Effect on postretirement benefit obligation	2,000	(1,700)

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2021, we made a discretionary contribution of $23.2 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2021, we do not currently believe we will be required to contribute to these plans in fiscal 2022, although we may voluntarily elect to do so. We expect to pay $4.2 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2022.

    Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2022	$70,100	$2,220	$1,970
2023	70,900	2,490	2,260
2024	70,300	2,210	2,340
2025	71,400	2,110	2,340
2026	73,900	2,100	2,290
2027-2031	342,700	7,930	8,920

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

    Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed-income securities and real estate. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value equities, large and small cap stocks, as well as active and passive management styles. Our pension plans' investment policy strategy is such that liabilities match assets. This is being accomplished through the asset portfolio mix by reducing volatility and de-risking the plans. The plans' target allocation percentages range between 45% and 80% for fixed income securities and range between 20% and 55% for equity securities.

    The qualified plan committee believes that with prudent risk tolerance and asset diversification, the plans should be able to meet pension obligations in the future.

    Our pension plans' recurring fair value measurements by asset category at August 31, 2021 and 2020, are presented in the tables below:

	2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$11,383	$—	$—	$11,383
Equities:
Common/collective trust at net asset value (1)	—	—	—	180,766
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	707,831
Partnership and joint venture interests measured at net asset value (1)	—	—	—	93,144
Total	$11,383	$—	$—	$993,124

	2020
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$57,801	$—	$—	$57,801
Equities:
Common/collective trust at net asset value (1)	—	—	—	219,050
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	603,250
Partnership and joint venture interests measured at net asset value (1)	—	—	—	94,400
Other assets measured at net asset value (1)	—	—	—	2,041
Total	$57,801	$—	$—	$976,542
(1) In accordance with ASC Topic 820-10, Fair Value Measurement, certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the "Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status" table above.

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

    Partnership and joint venture interests. Valued at the net asset value of shares held by the plan at year-end as a practical expedient for fair value. The net asset value is based on the fair value of the underlying assets owned by the trust, minus its liabilities, then divided by the number of units outstanding. Redemptions of these interests generally require a 45- to 60-day notice.

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

•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The withdrawal liability associated with the multiemployer plan was approximately $32.0 million as of August 31, 2021.

    Our participation in the Co-op Plan for the years ended August 31, 2021, 2020 and 2019, is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2021	2020	2019	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,172	$1,455	$1,712	N/A	N/A

    Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

    Provisions of the Pension Protection Act of 2006 ("PPA") do not apply to the Co-op Plan because there is a special exemption for cooperative plans if the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a "zone status" determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2021 and 2020 are for the Co-op Plan's year-end at March 31, 2021 and 2020, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

    Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

    In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2021, 2020 and 2019.

    We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $30.1 million, $34.5 million and $31.0 million, for the years ended August 31, 2021, 2020 and 2019, respectively.

Note 14        Segment Reporting

    We are an integrated agricultural cooperative, providing grain, foods and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grains and oilseeds, processed grains and oilseeds, renewable fuels and food products. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into four reportable segments: Energy, Ag, Nitrogen Production and Foods.

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF

Nitrogen and allocated expenses, which entitles us, pursuant to a supply agreement that we entered with CF Nitrogen, to purchase up to a specified quantity of granular urea and UAN annually from CF Nitrogen. Our Foods segment consists of our equity method investment in Ventura Foods and allocated expenses. Prior to August 31, 2021, Ventura Foods was reported as a component of Corporate and Other. Reported segment results and balances prior to August 31, 2021, have been recast to reflect the addition of the Foods segment. There were no changes to the composition of our Energy, Ag or Nitrogen Production segments as a result of the addition of the Foods segment. Corporate and Other represents our financing and hedging businesses, which primarily consists of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investment in Ardent Mills is also included in our Corporate and Other category.

    Corporate administrative expenses and interest are allocated to each reportable segment, along with Corporate and Other, based on direct use for services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and our operating results vary throughout the year. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including the weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of a reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, and general political and economic conditions.

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

    Segment information for the years ended August 31, 2021, 2020 and 2019, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$6,812,478	$32,058,064	$—	$—	$46,476	$(468,985)	$38,448,033
Intersegment revenues	(437,217)	(22,722)	—	—	(9,046)	468,985	—
Revenues, net of intersegment revenues	$6,375,261	$32,035,342	$—	$—	$37,430	$—	$38,448,033
Operating earnings (loss)	(15,775)	265,362	(35,432)	(10,617)	2,259		205,797
Interest expense	1,113	65,099	44,461	—	1,804	(7,912)	104,565
Other income	(2,819)	(47,452)	(2,489)	—	(14,711)	7,912	(59,559)
Equity income from investments	(3,473)	(50,381)	(198,439)	(78,519)	(23,717)		(354,529)
Income before income taxes	$(10,596)	$298,096	$121,035	$67,902	$38,883	$—	$515,320

Capital expenditures	112,160	148,770	—	—	56,864	—	317,794
Depreciation and amortization	245,273	182,210	—	—	34,247	—	461,730
Total assets as of August 31, 2021	4,286,677	7,451,559	2,683,652	388,612	2,765,775	—	17,576,275

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$5,820,154	$22,940,712	$—	$—	$55,567	$(410,068)	$28,406,365
Intersegment revenues	(389,020)	(14,613)	—	—	(6,435)	410,068	—
Revenues, net of intersegment revenues	$5,431,134	$22,926,099	$—	$—	$49,132	$—	$28,406,365
Operating earnings (loss)	219,861	82,543	(33,497)	(9,847)	18,205	—	277,265
Interest expense	308	71,682	45,255	—	11,806	(12,074)	116,977
Other income	(3,005)	(35,560)	(2,635)	—	(10,749)	12,074	(39,875)
Equity income from investments	(2,759)	(7,303)	(127,954)	(34,026)	(14,673)	—	(186,715)
Income before income taxes	$225,317	$53,724	$51,837	$24,179	$31,821	$—	$386,878

Capital expenditures	175,169	158,903	—	—	84,287	—	418,359
Depreciation and amortization	245,983	196,510	—	—	34,882	—	477,375
Total assets as of August 31, 2020	4,447,526	6,325,857	2,681,616	381,351	2,157,597	—	15,993,947

	Energy	Ag	Nitrogen Production	Foods	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2019	(Dollars in thousands)
Revenues, including intersegment revenues	$7,581,450	$24,736,425	$—	$—	$68,710	$(486,132)	$31,900,453
Intersegment revenues	(462,374)	(16,353)	—	—	(7,405)	486,132	—
Revenues, net of intersegment revenues	$7,119,076	$24,720,072	$—	$—	$61,305	$—	$31,900,453
Operating earnings (loss)	615,662	65,181	(35,046)	(8,912)	22,717	—	659,602
Interest expense	5,719	101,386	55,226	—	11,684	(6,950)	167,065
Other income	(5,548)	(74,774)	(2,769)	—	(10,168)	6,950	(86,309)
Equity income from investments	(2,697)	(4,447)	(160,373)	(51,608)	(17,630)	—	(236,755)
Income before income taxes	$618,188	$43,016	$72,870	$42,696	$38,831	$—	$815,601

Capital expenditures	268,877	110,197	—	—	64,142	—	443,216
Depreciation and amortization	233,624	208,294	—	—	31,293	—	473,211

    We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in thousands)
North America (a)	$36,540,178	$25,360,077	$27,896,269
South America	242,848	1,559,380	2,027,020
Europe, Middle East and Africa (EMEA)	955,605	774,068	895,472
Asia Pacific (APAC)	709,402	712,840	1,081,692
Total	$38,448,033	$28,406,365	$31,900,453
(a) Revenues in North America are substantially all attributed to revenues from the United States.

Long-lived assets include our property, plant and equipment, finance lease assets and capitalized major maintenance costs. The following table presents long-lived assets by geographical region based on physical location:

	2021	2020
	(Dollars in thousands)
United States	$4,944,574	$5,121,315
International	62,072	65,134
Total	$5,006,646	$5,186,449

Note 15        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates and interest rates. Except for certain interest rate swaps and certain cash-settled swaps related to future crude oil purchases and refined product sales, which are accounted for as fair value hedges and cash flow hedges, respectively, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Consolidated Statements of Operations. See Note 16, Fair Value Measurements, for additional information. The majority of our exchange traded agricultural commodity futures are settled daily through CHS Hedging, LLC, our wholly-owned futures commission merchant.

Derivatives Not Designated as Hedging Instruments

The following tables present the gross fair values of derivative assets, derivative liabilities and margin deposits (cash collateral) recorded on our Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP. Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain

OTC contracts, we have elected to report our derivative instruments on a gross basis on our Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet - Offsetting.

	August 31, 2021
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$532,832	$—	$4,174	$528,658
Foreign exchange derivatives	19,429	—	5,582	13,847
Embedded derivative asset	16,488	—	—	16,488
Total	$568,749	$—	$9,756	$558,993
Derivative Liabilities
Commodity derivatives	$444,861	$2,485	$4,174	$438,202
Foreign exchange derivatives	8,506	—	5,582	2,924
Total	$453,367	$2,485	$9,756	$441,126

	August 31, 2020
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$327,493	$—	$2,980	$324,513
Foreign exchange derivatives	11,809	—	9,385	2,424
Embedded derivative asset	18,998	—	—	18,998
Total	$358,300	$—	$12,365	$345,935
Derivative Liabilities
Commodity derivatives	$343,343	$956	$5,578	$336,809
Foreign exchange derivatives	69,466	—	9,385	60,081
Total	$412,809	$956	$14,963	$396,890

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Consolidated Balance Sheet at August 31, 2021 and 2020, was $21.6 million and $21.2 million, respectively. The amount of long-term derivative liabilities recorded on our Consolidated Balance Sheet at August 31, 2021 and 2020, was $4.8 million and $5.4 million, respectively.

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2021, 2020 and 2019:

Derivative Type	Location of Gain (Loss)	2021	2020	2019
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(971,581)	$89,248	$125,323
Foreign exchange derivatives	Cost of goods sold	25,277	(184,692)	4,228
Foreign exchange derivatives	Marketing, general and administrative expenses	1,105	(2,986)	(1,229)
Interest rate derivatives	Interest expense	—	(1,226)	—
Embedded derivative	Other income	2,489	2,634	2,769
Total		$(942,710)	$(97,022)	$131,091

Commodity Contracts

    When we enter into a commodity purchase or sales commitment, we incur risks related to price changes and performance, including delivery, quality, quantity and shipment period. In the event that market prices decrease, we are exposed to risk of loss for the market value of inventory and purchase contracts with fixed- or partially fixed-prices. Conversely, we are exposed to risk of loss on our fixed- or partially fixed-price sales contracts in the event that market prices increase.

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed-price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges, but may include over-the-counter derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.

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

    The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different than the current market prices. We manage these risks by entering into fixed-price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we transact in exchange traded instruments or enter into over-the-counter derivatives that primarily clear through our FCM, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

    As of August 31, 2021 and 2020, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	2021		2020
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	666,726	851,582	664,673	892,303
Energy products (barrels)	9,881	7,656	10,028	6,570
Processed grain and oilseed (tons)	559	3,418	657	3,304
Crop nutrients (tons)	66	12	74	127
Ocean freight (metric tons)	210	—	1,140	95

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.2 billion as of both August 31, 2021 and 2020.

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

    During fiscal 2021, fiscal 2020 and fiscal 2019, the CF Industries credit rating was below the specified levels and we received an annual payment of $5.0 million from CF Industries. Gains totaling $2.5 million, $2.6 million and $2.8 million were recognized in other income in our Consolidated Statements of Operations during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The fair value of the embedded derivative asset recorded on our Consolidated Balance Sheet as of August 31, 2021, was equal to $16.5 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Consolidated Balance Sheet, respectively. See Note 16, Fair Value Measurements, for additional information regarding the valuation of the embedded derivative asset.

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

The following table sets forth the pretax gains (losses) on derivatives accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2021, 2020 and 2019:

Gain (Loss) on Fair Value Hedging Relationships	Location of Gain (Loss)	2021	2020	2019
		(Dollars in thousands)
Interest rate swaps	Interest expense	$—	$(1,897)	$21,158
Hedged item	Interest expense	—	1,897	(21,158)
Total		$—	$—	$—

Cash Flow Hedges

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of August 31, 2021 and 2020, the aggregate notional amount of cash flow hedges was 2.7 million and 9.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2021 and 2020:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2021	2020	Balance Sheet Location	2021	2020
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$11,874	$34,052	Other current liabilities	$1,001	$8,821

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in thousands)
Commodity derivatives	$(7,824)	$(2,596)	$27,650

The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2021, 2020 and 2019:

	Location of Gain (Loss)	2021	2020	2019
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$21,262	$23,807	$11,497

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

    Level 2. Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include interest rate, foreign exchange and commodity swaps; forward commodity contracts with a fixed price component; and other OTC derivatives whose values are determined with inputs that are based on exchange traded prices, adjusted for location-specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

    Recurring fair value measurements at August 31, 2021 and 2020, are as follows:

	2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,453	$542,253	$—	$544,706
Foreign currency derivatives	—	19,429	—	19,429
Deferred compensation assets	51,940	—	—	51,940
Embedded derivative asset	—	16,488	—	16,488
Segregated investments and marketable securities	99,837	—	—	99,837
Other assets	6,052	—	—	6,052
Total	$160,282	$578,170	$—	$738,452
Liabilities
Commodity derivatives	$1,615	$444,247	$—	$445,862
Foreign currency derivatives	—	8,506	—	8,506
Total	$1,615	$452,753	$—	$454,368

	2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,762	$355,783	$—	$361,545
Foreign currency derivatives	—	11,523	—	11,523
Deferred compensation assets	47,669	—	—	47,669
Embedded derivative asset	—	18,998	—	18,998
Segregated investments and marketable securities	85,950	—	—	85,950
Other assets	5,276	—	—	5,276
Total	$144,657	$386,304	$—	$530,961
Liabilities
Commodity derivatives	$6,037	$346,126	$—	$352,163
Foreign currency derivatives	—	69,467	—	69,467
Total	$6,037	$415,593	$—	$421,630

    Commodity and foreign currency derivatives. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, select ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments, and are classified within Level 2. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or OTC markets. Changes in the fair values of these contracts are recognized in our Consolidated Statements of Operations as a component of cost of goods sold.

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
Note 17        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet our compliance requirements, we establish reserves for future costs of remediation associated with identified issues that are both probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations and are included in cost of goods sold and marketing, general and administrative expenses in our Consolidated Statements of Operations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in law or technology occur. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Other Litigation and Claims

    We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $153.7 million were outstanding on August 31, 2021. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2021.

Credit Commitments

    CHS Capital has commitments to extend credit to customers if there is no violation of any condition established in the contracts. As of August 31, 2021, CHS Capital customers have additional available credit of $706.9 million.

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2021, minimum future payments required under long-term commitments that are noncancelable and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$537,047	$83,044	$65,918	$65,650	$60,115	$57,951	$204,369

    Total payments under these arrangements were $81.0 million, $77.6 million and $70.8 million for the years ended August 31, 2021, 2020 and 2019, respectively.

Note 18        Related Party Transactions

    We purchase and sell grain and other agricultural commodity products from certain equity investees, primarily CF Nitrogen, Ventura Foods, Ardent Mills and TEMCO. Sales to and purchases from related parties for the years ended August 31, 2021, 2020 and 2019, respectively, are as follows:

	2021	2020	2019
	(Dollars in thousands)
Sales	$2,744,482	$2,528,921	$2,628,670
Purchases	2,682,165	872,819	901,812

    Receivables due from and payables due to related parties as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Due from related parties	$40,485	$129,397
Due to related parties	90,986	53,602

    As a cooperative, we are owned by farmers and ranchers and member cooperatives, which are referred to as members. We buy commodities from and provide products and services to our members. Individually, our members do not have a significant ownership in CHS.

Note 19        Leases

    We assess arrangements at inception to determine whether they contain a lease. An arrangement is considered to contain a lease if it conveys the right to control the use of an asset for a period of time in exchange for consideration. The right to control the use of an asset must include both (a) the right to obtain substantially all economic benefits associated with an identified asset and (b) the right to direct how and for what purpose the identified asset is used. Certain service agreements may provide us with the right to use an identified asset; however, most of these arrangements are not considered to represent a lease as we do not control how and for what purpose the identified asset is used.

    We lease property, plant and equipment used in our operations primarily under operating lease agreements and, to a lesser extent, under finance lease agreements. Our leases are primarily for railcars, equipment, vehicles and office space, many of which contain renewal options and escalation clauses. Renewal options are included as part of the right of use asset and liability when it is reasonably certain that we will exercise the renewal option; however, renewal options are generally not included as we are not reasonably certain to exercise such options.

After the adoption of ASC Topic 842, Leases, on September 1, 2019, right of use assets and liabilities for operating and finance leases are recognized at the lease commencement date for leases in excess of 12 months based on the present value of lease payments over the lease term. For measurement and classification of lease agreements, lease and nonlease components are grouped into a single lease component for all asset classes. Variable lease payments are excluded from measurement of right of use assets and liabilities and generally include payments for nonlease components such as maintenance costs, payments for leased assets beyond their noncancelable lease term and payments for other nonlease components such as sales tax. The discount rate used to calculate present value is our collateralized incremental borrowing rate or, if available, the rate implicit in the lease. The incremental borrowing rate is determined for each lease based primarily on its lease term. Certain lease arrangements include rental payments adjusted annually based on changes in an inflation index. Our lease arrangements generally do not contain residual value guarantees or material restrictive covenants.

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Consolidated Statements of Operations as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Operating lease expense	$73,489	$71,541
Finance lease expense:
Amortization of assets	8,065	8,205
Interest on lease liabilities	938	1,060
Short-term lease expense	16,955	15,991
Variable lease expense	2,300	3,674
Total net lease expense*	$101,747	$100,471
*Income related to sub-lease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases as of August 31, 2021 and 2020, are as follows:

	Balance Sheet Location	2021	2020
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$253,451	$257,834
Liabilities
Current operating lease liabilities	Accrued expenses	56,424	57,200
Long-term operating lease liabilities	Other liabilities	200,720	203,691
Total operating lease liabilities		$257,144	$260,891

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$48,625	$44,860
Liabilities
Current finance lease liabilities	Current portion of long-term debt	7,444	7,993
Long-term finance lease liabilities	Long-term debt	28,590	23,467
Total finance lease liabilities		$36,034	$31,460

Information related to the lease term and discount rate for operating and finance leases as of August 31, 2021 and 2020, are as follows:

	2021	2020
Weighted average remaining lease term (in years)
Operating leases	7.9	8.3
Finance leases	10.3	6.0
Weighted average discount rate
Operating leases	3.01%	3.11%
Finance leases	3.50%	3.33%

    Supplemental cash flow and other information related to operating and finance leases as of August 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$71,702	$71,003
Operating cash flows from finance leases	938	1,060
Financing cash flows from finance leases	8,235	7,949

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	43,991	56,461
Right of use asset modifications	27,664	7,333

    Maturities of lease liabilities by fiscal year as of August 31, 2021, were as follows:

	August 31, 2021
	Finance Leases	Operating Leases
	(Dollars in thousands)
2022	$8,517	$66,132
2023	6,979	52,874
2024	4,217	42,666
2025	2,797	31,782
2026	2,387	23,858
Thereafter	19,557	86,654
Total maturities of lease liabilities	44,454	303,966
Less amounts representing interest	8,420	46,822
Present value of future minimum lease payments	36,034	257,144
Less current obligations	7,444	56,424
Long-term obligations	$28,590	$200,720