Form 10-Q
period 2021-11-30
CHS INC
filed 2022-01-05
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2021
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2021.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains, and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2021. These factors may include changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the impact of the ongoing COVID-19 outbreak or other similar outbreaks; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions and casualty losses; the impact of workforce factors; our funding needs and financing sources; financial institutions' and other capital sources' policies concerning energy-related businesses; uncertainty regarding the transition away from LIBOR and the replacement of LIBOR with an alternative reference rate; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices; the impairment of long-lived assets; and other factors affecting our businesses generally. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$310,002	$413,159
Receivables	3,579,417	2,860,884
Inventories	4,608,816	3,334,675
Other current assets	1,498,883	1,390,233
Total current assets	9,997,118	7,998,951
Investments	3,809,509	3,669,111
Property, plant and equipment	4,738,246	4,810,005
Other assets	1,070,105	1,098,208
Total assets	$19,614,978	$17,576,275
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,905,371	$1,740,859
Current portion of long-term debt	38,343	38,450
Accounts payable	4,219,458	2,616,052
Accrued expenses	475,729	622,723
Other current liabilities	1,466,985	1,307,929
Total current liabilities	8,105,886	6,326,013
Long-term debt	1,576,769	1,579,911
Other liabilities	682,397	653,025
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,166,786	5,247,238
Accumulated other comprehensive loss	(231,809)	(216,391)
Capital reserves	2,043,305	1,713,976
Total CHS Inc. equities	9,242,320	9,008,861
Noncontrolling interests	7,606	8,465
Total equities	9,249,926	9,017,326
Total liabilities and equities	$19,614,978	$17,576,275

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Revenues	$10,880,757	$8,715,643
Cost of goods sold	10,360,849	8,537,539
Gross profit	519,908	178,104
Marketing, general and administrative expenses	204,934	170,661
Operating earnings	314,974	7,443
Interest expense	23,432	25,050
Other income	(23,776)	(12,624)
Equity income from investments	(151,345)	(50,023)
Income before income taxes	466,663	45,040
Income tax expense (benefit)	14,720	(24,329)
Net income	451,943	69,369
Net loss attributable to noncontrolling interests	(18)	(302)
Net income attributable to CHS Inc.	$451,961	$69,671

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Net income	$451,943	$69,369
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	3,768	3,645
Cash flow hedges	(9,141)	1,669
Foreign currency translation adjustment	(10,045)	3,603
Other comprehensive (loss) income, net of tax	(15,418)	8,917
Comprehensive income	436,525	78,286
Comprehensive loss attributable to noncontrolling interests	(18)	(302)
Comprehensive income attributable to CHS Inc.	$436,543	$78,588

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$451,943	$69,369
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	132,772	134,692
Equity income from investments, net of distributions received	(140,387)	(40,842)
Provision for current expected credit losses	1,472	1,564
Deferred taxes	11,856	477
Other, net	(8,556)	(5,263)
Changes in operating assets and liabilities:
Receivables	(696,984)	(430,234)
Inventories	(1,274,141)	(967,637)
Accounts payable and accrued expenses	1,420,237	773,776
Other, net	(81,799)	(209,355)
Net cash used in operating activities	(183,587)	(673,453)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(74,878)	(85,680)
Proceeds from disposition of property, plant and equipment	2,822	3,350
Expenditures for major maintenance	(5,541)	(6,313)
Proceeds from sale of business	55,546	42,585
Changes in CHS Capital notes receivable, net	(31,509)	(79,045)
Financing extended to customers	(456)	(617)
Payments from customer financing	3,833	3,875
Other investing activities, net	(2,013)	7,534
Net cash used in investing activities	(52,196)	(114,311)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	4,952,834	6,620,876
Payments on notes payable, long-term debt and finance lease obligations	(4,792,770)	(5,752,925)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(12,221)	(7,726)
Other financing activities, net	50,326	(9,167)
Net cash provided by financing activities	156,002	808,891
Effect of exchange rate changes on cash and cash equivalents	(3,550)	2,324
(Decrease) increase in cash and cash equivalents and restricted cash	(83,331)	23,451
Cash and cash equivalents and restricted cash at beginning of period	542,484	216,993
Cash and cash equivalents and restricted cash at end of period	$459,153	$240,444

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Significant Accounting Policies

    No significant accounting policies were updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2021.

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2021 and 2020. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2021	(Dollars in thousands)
Energy	$2,047,277	$256,710	$—	$2,303,987
Ag	2,531,956	6,029,260	8,043	8,569,259
Corporate and Other	3,590	—	3,921	7,511
Total revenues	$4,582,823	$6,285,970	$11,964	$10,880,757

Three Months Ended November 30, 2020
Energy	$1,064,963	$192,884	$—	$1,257,847
Ag	1,344,508	6,087,241	13,653	7,445,402
Corporate and Other	6,460	—	5,934	12,394
Total revenues	$2,415,931	$6,280,125	$19,587	$8,715,643

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $40.1 million and $29.0 million as of November 30, 2021, and August 31, 2021, respectively.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $419.5 million and $213.9 million as of November 30, 2021, and August 31, 2021, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2021 and 2020, we recognized revenues of $107.2 million and $60.7 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
Trade accounts receivable	$2,577,018	$2,047,198
CHS Capital short-term notes receivable	529,376	505,778
Other	623,088	451,630
Gross receivables	3,729,482	3,004,606
Less: allowances and reserves	150,065	143,722
Total receivables	$3,579,417	$2,860,884

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, North Dakota and South Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $66.1 million and $55.4 million as of November 30, 2021, and August 31, 2021, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2021, and August 31, 2021, commercial notes represented 43% and 28%, respectively, and producer notes represented 57% and 72%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of November 30, 2021, CHS Capital customers had additional available credit of $740.0 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2021, or August 31, 2021.

Note 4        Inventories

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
Grain and oilseed	$2,290,770	$1,435,544
Energy	926,801	762,317
Agronomy	1,176,564	958,548
Processed grain and oilseed	156,281	140,975
Other	58,400	37,291
Total inventories	$4,608,816	$3,334,675

    As of November 30, 2021, and August 31, 2021, we valued approximately 11% and 13%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $402.2 million and $359.2 million as of November 30, 2021, and

August 31, 2021, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,783,637	$2,667,164
Ventura Foods, LLC	389,818	388,612
Ardent Mills, LLC	225,889	220,132
TEMCO, LLC	44,319	31,464
Other equity method investments	235,511	232,923
Other investments	130,335	128,816
Total investments	$3,809,509	$3,669,111

    Joint ventures and other investments, in which we have significant ownership and influence but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Industries Nitrogen, LLC ("CF Nitrogen"), Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills"), and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. We have approximately $575.2 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of November 30, 2021.

CF Nitrogen

    We have a $2.8 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for semiannual cash distributions.

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Net sales	$1,316,899	$606,340
Gross profit	575,571	94,068
Net earnings	562,593	81,173
Earnings attributable to CHS Inc.	116,473	21,688

Ventura Foods, Ardent Mills and TEMCO

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes primarily edible oil-based products. We also have a 12% interest in Ardent Mills, which is a joint venture with Cargill, Incorporated ("Cargill") and Conagra Brands, Inc., and is the largest flour miller in the United States. Additionally, we have a 50% interest in TEMCO, which is a joint venture with Cargill focused on export elevation, primarily to Asia. We account for Ventura Foods, Ardent Mills and TEMCO as equity method investments. Our shares of the results of Ventura Foods and Ardent Mills are included in Corporate and Other and our share of the results of TEMCO is included in our Ag segment.

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ventura Foods, Ardent Mills and TEMCO for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Net sales	$2,313,761	$3,375,014
Gross profit	238,883	204,426
Net earnings	112,641	89,656
Earnings attributable to CHS Inc.	26,737	25,178

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in the aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of November 30, 2021. The table below summarizes our notes payable as of November 30, 2021, and August 31, 2021:

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
Notes payable	$1,011,825	$864,147
CHS Capital notes payable	893,546	876,712
Total notes payable	$1,905,371	$1,740,859

    As of November 30, 2021, our primary line of credit was a five-year, unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of November 30, 2021, there was $200.0 million outstanding under this facility, and no borrowings outstanding as of August 31, 2021.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $700.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of November 30, 2021, total availability under the Securitization Facility was $777.0 million, of which $700.0 million had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of November 30, 2021, and August 31, 2021, the outstanding balance under the Repurchase Facility was $150.0 million.

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on September 4, 2025. There was no balance outstanding under this facility as of November 30, 2021.

The following table presents summarized long-term debt (including current portion) as of November 30, 2021, and August 31, 2021:

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
Private placement debt	$1,552,059	$1,552,974
Finance lease obligations	34,051	36,034
Other notes and contracts payable	32,950	33,443
Deferred financing costs	(3,948)	(4,090)
Total long-term debt	1,615,112	1,618,361
Less current portion	38,343	38,450
Long-term portion	$1,576,769	$1,579,911

Interest expense for the three months ended November 30, 2021 and 2020, was $23.4 million and $25.1 million, respectively, net of capitalized interest of $2.3 million and $2.1 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended November 30, 2021, was 3.2% compared to (54.0)% for the three months ended November 30, 2020. Our income tax expense for the three months ended November 30, 2021, reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity during the year.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $114.5 million and $114.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of November 30, 2021, and August 31, 2021, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the three months ended November 30, 2021 and 2020, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year redemption estimates	12,221	—	—	—	—	—	—	12,221
Redemptions of equities	(9,824)	(318)	(2,079)	—	—	—	—	(12,221)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,023)	17	(64)	—	—	1,393	(841)	(518)
Net income (loss)	—	—	—	—	—	451,961	(18)	451,943
Other comprehensive loss, net of tax	—	—	—	—	(15,418)	—	—	(15,418)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(39,691)	—	(39,691)
Estimated 2022 equity redemptions	(79,382)	—	—	—	—	—	—	(79,382)
Balances, November 30, 2021	$3,505,903	$28,130	$1,632,753	$2,264,038	$(231,809)	$2,043,305	$7,606	$9,249,926

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year redemption estimates	7,726	—	—	—	—	—	—	7,726
Redemptions of equities	(6,539)	(31)	(1,156)	—	—	—	—	(7,726)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(654)	(47)	(197)	—	—	(7,798)	35	(8,661)
Net income (loss)	—	—	—	—	—	69,671	(302)	69,369
Other comprehensive income, net of tax	—	—	—	—	8,917	—	—	8,917
Estimated 2021 cash patronage refunds	—	—	—	—	—	(9,304)	—	(9,304)
Estimated 2021 equity redemptions	(9,304)	—	—	—	—	—	—	(9,304)
Balances, November 30, 2020	$3,715,416	$28,649	$1,407,343	$2,264,038	$(225,007)	$1,586,382	$9,035	$8,785,856

Preferred Stock Dividends

    The following is a summary of dividends per share by series of preferred stock for the three months ended November 30, 2021 and 2020:

		Three Months Ended November 30,
	Nasdaq symbol	2021	2020
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.00	$1.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.98	$0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.88	$0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.84	$0.84
Class B Cumulative Redeemable, Series 4	CHSCL	$0.94	$0.94

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended November 30, 2021 and 2020, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(83)	870	(9,983)	(9,196)
Amounts reclassified	5,064	(12,954)	—	(7,890)
Total other comprehensive income (loss), before tax	4,981	(12,084)	(9,983)	(17,086)
Tax effect	(1,213)	2,943	(62)	1,668
Other comprehensive income (loss), net of tax	3,768	(9,141)	(10,045)	(15,418)
Balance as of November 30, 2021, net of tax	$(137,617)	$(4,317)	$(89,875)	$(231,809)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(125)	14,506	3,629	18,010
Amounts reclassified	4,977	(12,284)	—	(7,307)
Total other comprehensive income, before tax	4,852	2,222	3,629	10,703
Tax effect	(1,207)	(553)	(26)	(1,786)
Other comprehensive income, net of tax	3,645	1,669	3,603	8,917
Balance as of November 30, 2020, net of tax	$(156,035)	$12,555	$(81,527)	$(225,007)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 9, Benefit Plans, for further information). Gains or losses associated with cash flow hedges are recorded as cost of goods sold (see Note 11, Derivative Financial Instruments and Hedging Activities, for further information). Gains or losses on foreign currency translation reclassifications related to sales of businesses are recorded as other income.

Note 9        Benefit Plans

    We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have nonqualified supplemental executive and Board retirement plans.

    Components of net periodic benefit costs for the three months ended November 30, 2021 and 2020, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,569	$11,307	$232	$108	$249	$297
Interest cost	4,292	4,141	70	68	126	123
Expected return on assets	(10,990)	(10,910)	—	—	—	—
Prior service cost (credit) amortization	44	45	(29)	(28)	(111)	(111)
Actuarial loss (gain) amortization	5,852	5,447	120	53	(315)	(341)
Net periodic benefit cost (benefit)	$10,767	$10,030	$393	$201	$(51)	$(32)

    The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

    Any contributions made during fiscal 2022 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2021, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2022.

Note 10        Segment Reporting

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen and allocated expenses, which entitles us, pursuant to our supply agreement with CF Nitrogen, to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Food and Ardent Mills are also included in our Corporate and Other category.

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our income before income taxes does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, and general political and economic conditions.

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO. In our Nitrogen Production segment, this consists of our approximate 10% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information on these entities.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of individual business segments.

    Segment information for the three months ended November 30, 2021 and 2020, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$2,468,343	$8,577,403	$—	$10,204	$(175,193)	$10,880,757
Intersegment revenues	(164,356)	(8,144)	—	(2,693)	175,193	—
Revenues, net of intersegment revenues	$2,303,987	$8,569,259	$—	$7,511	$—	$10,880,757
Operating earnings (loss)	67,850	259,773	(10,183)	(2,466)	—	314,974
Interest expense	488	13,661	11,254	(1,820)	(151)	23,432
Other income	(728)	(20,579)	(1,547)	(1,073)	151	(23,776)
Equity income from investments	(1,100)	(19,734)	(116,473)	(14,038)	—	(151,345)
Income before income taxes	$69,190	$286,425	$96,583	$14,465	$—	$466,663
Total assets as of November 30, 2021	$4,315,331	$9,335,801	$2,796,671	$3,167,175	$—	$19,614,978

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$1,357,845	$7,450,305	$—	$15,481	$(107,988)	$8,715,643
Intersegment revenues	(99,998)	(4,903)	—	(3,087)	107,988	—
Revenues, net of intersegment revenues	$1,257,847	$7,445,402	$—	$12,394	$—	$8,715,643
Operating earnings (loss)	(68,385)	75,524	(7,623)	7,927	—	7,443
Interest expense	(238)	14,505	11,163	1,138	(1,518)	25,050
Other income	(482)	(11,817)	(1,566)	(277)	1,518	(12,624)
Equity income from investments	(489)	(10,174)	(21,688)	(17,672)	—	(50,023)
Income (loss) before income taxes	$(67,176)	$83,010	$4,468	$24,738	$—	$45,040

Note 11        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates and interest rates. Except for certain cash-settled swaps related to future crude oil purchases and refined product sales, which are accounted for as cash flow hedges, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Condensed Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Condensed Consolidated Statements of Operations. See Note 12, Fair Value Measurements, for additional information. The majority of our exchange traded agricultural commodity futures are settled daily through CHS Hedging, LLC, our wholly-owned FCM.

Derivatives Not Designated as Hedging Instruments

Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Condensed Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet—Offsetting. The following tables present the gross fair values of derivative assets, derivative liabilities and margin deposits (cash collateral) recorded on our Condensed Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP:

	November 30, 2021
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$445,798	$—	$3,629	$442,169
Foreign exchange derivatives	8,483	—	4,045	4,438
Embedded derivative asset	13,034	—	—	13,034
Total	$467,315	$—	$7,674	$459,641
Derivative Liabilities
Commodity derivatives	$293,629	$1,478	$4,297	$287,854
Foreign exchange derivatives	27,463	—	4,045	23,418
Total	$321,092	$1,478	$8,342	$311,272

	August 31, 2021
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$532,832	$—	$4,174	$528,658
Foreign exchange derivatives	19,429	—	5,582	13,847
Embedded derivative asset	16,488	—	—	16,488
Total	$568,749	$—	$9,756	$558,993
Derivative Liabilities
Commodity derivatives	$444,861	$2,485	$4,174	$438,202
Foreign exchange derivatives	8,506	—	5,582	2,924
Total	$453,367	$2,485	$9,756	$441,126

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of November 30, 2021, and August 31, 2021, was $21.3 million and $21.6 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of November 30, 2021, and August 31, 2021, was $1.6 million and $4.8 million, respectively.

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020:

		Three Months Ended November 30,
	Location of Gain (Loss)	2021	2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$31,598	$(201,362)
Foreign exchange derivatives	Cost of goods sold	(32,494)	22,641
Foreign exchange derivatives	Marketing, general and administrative expenses	(1,194)	608
Embedded derivative	Other income	1,546	1,564
Total		$(544)	$(176,549)

Commodity Contracts

    As of November 30, 2021, and August 31, 2021, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	November 30, 2021		August 31, 2021
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	884,816	961,591	666,726	851,582
Energy products (barrels)	6,585	6,234	9,881	7,656
Processed grain and oilseed (tons)	1,550	4,299	559	3,418
Crop nutrients (tons)	52	35	66	12
Ocean freight (metric tons)	155	—	210	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.2 billion as of November 30, 2021, and August 31, 2021.

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

    Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $1.5 million and $1.6 million were recognized in other income in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020, respectively. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheets as of November 30, 2021, was equal to $13.0 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of November 30, 2021, and August 31, 2021, the aggregate notional amount of cash flow hedges was 3.4 million and 2.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2021	August 31, 2021	Balance Sheet Location	November 30, 2021	August 31, 2021
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$6,571	$11,874	Other current liabilities	$3,836	$1,001

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Commodity derivatives	$(13,296)	$1,974

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020:

		Three Months Ended November 30,
	Location of Gain	2021	2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$13,254	$12,673

Note 12        Fair Value Measurements

    ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair values of derivative instruments and certain other assets, based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are unobservable inputs that are supported by little or no market activity for the assets or liabilities. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

    Recurring fair value measurements as of November 30, 2021, and August 31, 2021, are as follows:

	November 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,841	$449,528	$—	$452,369
Foreign exchange derivatives	—	8,483	—	8,483
Deferred compensation assets	51,113	—	—	51,113
Embedded derivative asset	—	13,034	—	13,034
Segregated investments and marketable securities	96,447	—	—	96,447
Other assets	6,616	—	—	6,616
Total	$157,017	$471,045	$—	$628,062
Liabilities
Commodity derivatives	$3,860	$293,605	$—	$297,465
Foreign exchange derivatives	—	27,463	—	27,463
Total	$3,860	$321,068	$—	$324,928

	August 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,453	$542,253	$—	$544,706
Foreign exchange derivatives	—	19,429	—	19,429
Deferred compensation assets	51,940	—	—	51,940
Embedded derivative asset	—	16,488	—	16,488
Segregated investments and marketable securities	99,837	—	—	99,837
Other assets	6,052	—	—	6,052
Total	$160,282	$578,170	$—	$738,452
Liabilities
Commodity derivatives	$1,615	$444,247	$—	$445,862
Foreign exchange derivatives	—	8,506	—	8,506
Total	$1,615	$452,753	$—	$454,368

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

Note 13        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet our compliance requirements, we establish reserves for future costs of remediation associated with identified issues that are both probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations and are included in cost of goods sold and marketing, general and administrative expenses in our Condensed Consolidated Statements of Operations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in law or technology occur. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Other Litigation and Claims

    We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $134.0 million were outstanding on November 30, 2021. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2021.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of November 30, 2021, and August 31, 2021, are as follows:

	November 30, 2021	August 31, 2021
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$452,555	$559,056
Margin and related deposits	286,196	336,397
Supplier advance payments	446,979	194,706
Restricted cash	149,151	129,325
Other	164,002	170,749
Total other current assets	$1,498,883	$1,390,233
Other current liabilities
Customer margin deposits and credit balances	$252,266	$269,114
Customer advance payments	592,388	439,293
Derivative liabilities (Note 11)	323,313	449,522
Dividends and equity payable	299,018	150,000
Total other current liabilities	$1,466,985	$1,307,929

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2022 First Quarter Highlights
•Fiscal 2022 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2021 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
•Ag. Purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; it also serves as a wholesaler and retailer of agronomy products.
•Nitrogen Production. Produces and distributes nitrogen fertilizer. It consists of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses.

    In addition, our financing and hedging businesses, along with our nonconsolidated food production and distribution and wheat milling joint ventures, have been aggregated within Corporate and Other.

    The condensed consolidated financial statements include the accounts of CHS and all subsidiaries and limited liability companies in which we have a controlling interest. The effects of all significant intercompany transactions have been eliminated.

    Corporate administrative expenses and interest are allocated to each reporting segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses:
*The COVID-19 pandemic started during the second quarter of fiscal 2020.

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

Business Strategy

    Our business strategies focus on an enterprisewide effort to create an experience that empowers customers to make CHS their first choice, expand market access to add value for our owners and transform and evolve our core businesses by capitalizing on changing market dynamics. To execute these strategies, we are focused on implementing agile, efficient and sustainable new technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-

performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2022 First Quarter Highlights

•Robust global demand drove commodity prices higher and provided favorable market conditions for improved margins across our Ag segment. As a result, our global grain and processing and wholesale agronomy businesses experienced significantly improved earnings compared to the same period of the prior year.
•Refining margins were higher in our Energy segment as a result of improved crack spreads and more favorable pricing for Canadian crude oil, which is processed by our refineries.
•Equity earnings from our CF Nitrogen investment improved as a result of increased urea and urea ammonium nitrate ("UAN") pricing due to strong global demand and global supply disruptions.

Fiscal 2022 Trends Update

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have significant positive or negative impacts. For example, we have experienced and anticipate continued effects of inflation on costs such as labor, freight and materials. Additionally, we expect there to be continued uncertainty during fiscal 2022 that could have significant impacts on our results as we continue to navigate the lingering effects of the COVID-19 pandemic. Most of our operations are considered to be essential; however, periods of depressed demand and margins could result in decreased profitability and the need to assess for potential impairments. Easing of measures taken to mitigate the spread of COVID-19, the effectiveness of vaccines and other efforts to respond to the pandemic in the United States and globally could also impact the profitability of our businesses. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2021, for additional considerations of risks the COVID-19 pandemic may continue to have on our business, liquidity, capital resources and financial results.

The energy industry continued to experience improved margins and maintain higher volumes compared to the lows experienced during the early stages of the COVID-19 pandemic; however, the volumes and margins remain lower than historical levels. These lower volumes and margins are primarily the result of the COVID-19 pandemic, which began in our second quarter of fiscal 2020 and significantly reduced our profitability. In addition, the cost of renewable energy credits remains significantly higher than historical levels, which continued to negatively impact our profitability during the first quarter of fiscal 2022. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect uncertainty and volatility to continue in the energy industry during fiscal 2022, which could significantly impact our earnings.

    Although challenges remain, the U.S. agricultural industry has experienced continued strong demand for grain and oilseed commodities following the Phase One trade agreement with China, which has resulted in improved commodity prices. In addition, due to decreased global supply and strong global demand for fertilizer and related products, the current improved profitability will likely continue in our Ag and Nitrogen Production segments until supply becomes more balanced with the current strong demand. However, unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity of the impact such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions, including those due to climate change, could impact our operations. For example, unfavorable weather events and conditions experienced in fiscal 2021, including the effects of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, and drought conditions experienced in portions of our trade territory, have negatively impacted our revenues, margins and cash flows from core operations during fiscal 2022. As with others in our industry, we are seeing significantly higher freight costs that are the result of inflation and logistical challenges in the shipping industry, and we expect these challenges to continue during fiscal 2022. Additionally, unforeseen global market conditions with negative impacts remain a risk that could put pressure on asset valuations in our Ag segment.

In addition to market conditions that impact our businesses, we will continue to take actions to protect our financial health during fiscal 2022, while continuing to deliver on our enterprise resource planning system implementation and advancing our operating model.

Operating Metrics

Energy

    Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations:

	Three Months Ended November 30,
	2021	2020
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	102,340	92,594
All other crude oil	70,327	60,082
Other feedstocks and blendstocks	18,338	15,815
Total refinery throughput volumes	191,005	168,491
Refined fuel yields
Gasolines	92,886	84,263
Distillates	78,924	65,853

    We are subject to the Renewable Fuel Standard, which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In December 2021, the EPA issued a proposal for the renewable volume obligation ("RVO") for calendar years 2020 through 2022. As proposed, the RVO for calendar year 2020 is lower than previously issued, and calendar year 2021 is lower than anticipated as a result of lower demand for refined fuels due to the COVID-19 pandemic. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 114% and 81%, respectively, during the first quarter of fiscal 2022 compared to the same period of the prior year, which negatively impacted our profitability during the first quarter of fiscal 2022. Estimates of our RIN expense are based on past practice and are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined product. Crack spreads and WCS crude oil differentials both increased during the three months ended November 30, 2021, compared to the same period during the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impact our Energy segment:

	Three Months Ended November 30,
	2021	2020
Market indicators
WTI crude oil (dollars per barrel)	$77.14	$40.18
WTI - WCS crude oil differential (dollars per barrel)	$12.95	$9.79
Group 3 2:1:1 crack spread (dollars per barrel)*	$18.04	$7.65
Group 3 5:3:2 crack spread (dollars per barrel)*	$17.56	$7.38
D6 ethanol RIN (dollars per RIN)	$1.1760	$0.5485
D4 ethanol RIN (dollars per RIN)	$1.4648	$0.8105
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three months ended November 30, 2021 and 2020:

		Three Months Ended November 30,
	Market Source*	2021	2020
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$5.57	$4.20
Soybeans (dollars per bushel)	Chicago Board of Trade	$12.36	$11.69
Wheat (dollars per bushel)	Chicago Board of Trade	$7.57	$5.80
Urea (dollars per ton)	Green Markets NOLA	$676.00	$225.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$456.64	$119.32
Ethanol (dollars per gallon)	Chicago Platts	$2.81	$1.33

Volumes
Grain and oilseed (thousands of bushels)		564,112	746,584
North American grain and oilseed port throughput (thousands of bushels)		172,987	219,707
Wholesale crop nutrients (thousands of tons)		1,823	1,875
Ethanol (thousands of gallons)		224,246	220,771
*Market source information represents the average month-end price during the period.

Results of Operations

Three months ended November 30, 2021 and 2020

	Three Months Ended November 30,
	2021	% of Revenues*	2020	% of Revenues*
	(Dollars in thousands)
Revenues	$10,880,757	100.0%	$8,715,643	100.0%
Cost of goods sold	10,360,849	95.2	8,537,539	98.0
Gross profit	519,908	4.8	178,104	2.0
Marketing, general and administrative expenses	204,934	1.9	170,661	2.0
Operating earnings	314,974	2.9	7,443	0.1
Interest expense	23,432	0.2	25,050	0.3
Other income	(23,776)	(0.2)	(12,624)	(0.1)
Equity income from investments	(151,345)	(1.4)	(50,023)	(0.6)
Income before income taxes	466,663	4.3	45,040	0.5
Income tax expense (benefit)	14,720	0.1	(24,329)	(0.3)
Net income	451,943	4.2	69,369	0.8
Net loss attributable to noncontrolling interests	(18)	—	(302)	—
Net income attributable to CHS Inc.	$451,961	4.2%	$69,671	0.8%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2021. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$69,190	$(67,176)	$136,366	203.0%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended November 30, 2021, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil differentials reflect improved market conditions in our refined fuels business and contributed to a $165.6 million increase of IBIT.
•Improved margins in our refined fuels business were partially offset by higher RIN prices due to market conditions driven by the regulatory environment.
•Lower propane margins resulting from global market conditions and the reversal of unrealized hedging gains during the first quarter of fiscal 2022 also partially offset the improved earnings in our refined fuels business.

Ag

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$286,425	$83,010	$203,415	245.0%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended November 30, 2021, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins across all our Ag segment businesses, including an $85.6 million increase for grain and oilseed that resulted primarily from mark-to-market changes associated with our commodity derivatives, including the reversal of unrealized losses and unrealized gains that we expect to reverse in future periods; a $78.0 million increase for wholesale agronomy products, which resulted from strong global market demand and global supply disruptions during the first quarter of fiscal 2022; and a $38.0 million increase for oilseed processing as a result of strong meal and oil demand.
•Decreased volumes of grain and oilseed resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued, the lower crop yields due to drought conditions experienced in portions of our trade territory and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.

All Other Segments

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$96,583	$4,468	$92,115	2,061.7%
Corporate and Other IBIT	$14,465	$24,738	$(10,273)	(41.5)%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT increased as a result of higher equity income attributed to increased sale prices of urea and UAN, which was partially offset by increased natural gas costs. Corporate and Other IBIT decreased primarily due to lower equity income from our investment in Ventura Foods, which experienced less favorable market conditions for edible oil-based products, and higher performance-based incentive compensation expenses associated with improved results in comparison to the prior year.

Revenues by Segment

Energy

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,303,987	$1,257,847	$1,046,140	83.2%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended November 30, 2021, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Increased selling prices and volumes for refined fuels contributed to $852.1 million and $38.0 million increases in revenues, respectively. Increased refined fuels selling prices resulted from global market conditions and increased volumes resulted from a continued improvement in demand following the initial demand shocks associated with the COVID-19 pandemic.
•Increased selling prices for propane as a result of global market conditions during the first quarter of fiscal 2022 positively impacted revenue by $136.9 million.
•Increased revenues were partially offset by lower volumes of propane driven by lower demand as a result of warm and dry weather conditions during most of the first quarter of fiscal 2022.

Ag

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Revenues	$8,569,259	$7,445,402	$1,123,857	15.1%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended November 30, 2021, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing for grain and oilseed was driven by increased global demand and contributed to a $1.2 billion increase in revenues. The remaining price increase was attributed to a combination of market-driven price increases and product mix across our other Ag segment businesses, including wholesale agronomy, feed and farm supplies, renewable fuels and processing.
•Decreased volumes of grain and oilseed contributed to a $1.4 billion decrease in revenues. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued; a business model change at our TEMCO, LLC ("TEMCO") equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during the current period on certain transactions associated with TEMCO; the lower crop yields due to drought conditions experienced in portions of our trade territory and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•Decreased grain and oilseed volumes were partially offset by the net impact of volume increases and decreases across our other Ag segment businesses, including a $112.9 million increase in volumes for renewable fuels and a $95.0 million increase in volumes for oilseed processing as a result of strong demand in the ethanol and edible oil markets, respectively.

All Other Segments

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$7,511	$12,394	$(4,883)	(39.4)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Corporate and Other revenues decreased during the three months ended November 30, 2021, compared to the same period during the prior year primarily as a result of decreased revenues in our hedging business due to lower commissions from hedging activities.

Cost of Goods Sold by Segment

Energy

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,179,625	$1,281,042	$898,583	70.1%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended November 30, 2021, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Increased costs and volumes for refined fuels contributed to $686.2 million and $39.5 million increases of COGS, respectively. Increased refined fuels costs resulted from global market conditions and increased volumes resulted from a continued improvement in demand following the initial demand shocks associated with the COVID-19 pandemic.
•Increased costs for propane as a result of global market conditions and the reversal of unrealized hedging gains resulted in a $154.0 million increase of COGS.
•Increased COGS was partially offset by lower volumes of propane driven by lower demand as a result of warm and dry weather conditions during most of the first quarter of fiscal 2022.

Ag

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,183,993	$7,260,342	$923,651	12.7%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended November 30, 2021, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs of grain and oilseed were driven by increased global demand and contributed to a $1.1 billion increase in COGS. The remaining cost increase was attributed to a combination of price increases and product mix across our remaining Ag segment businesses, including wholesale agronomy, feed and farm supplies, renewable fuels and processing.
•Decreased volumes of grain and oilseed contributed to a $1.4 billion decrease in COGS. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China which have since plateaued; a business model change at our TEMCO equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during the current period on certain transactions associated with TEMCO; the lower crop yields due to drought conditions experienced in portions of our trade territory and COGS during the current period on certain transactions associated with TEMCO and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•Decreased grain and oilseed volumes were partially offset by the net impact of volume increases and decreases across our other Ag segment businesses, including a $109.3 million increase for renewable fuels and a $91.6 million increase for oilseed processing as a result of strong demand in the ethanol and edible oil markets, respectively.

All Other Segments

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$414	$421	$(7)	(1.7)%
Corporate and Other COGS	$(3,183)	$(4,266)	$1,083	25.4%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended November 30, 2021, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$204,934	$170,661	$34,273	20.1%

    Marketing, general and administrative expenses increased during the three months ended November 30, 2021, primarily due to higher performance-based incentive compensation expenses driven by improved results in comparison to the prior year.

Interest Expense

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Interest expense	$23,432	$25,050	$(1,618)	(6.5)%

    Interest expense decreased during the three months ended November 30, 2021, as a result of lower notes payable and long-term debt balances compared to the same period of the prior year.

Other Income

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Other income	$23,776	$12,624	$11,152	88.3%

    Other income increased during the three months ended November 30, 2021, primarily due to a gain on the sale of a business in our Ag segment that did not occur during the same period of the prior year.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$151,345	$50,023	$101,322	202.6%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended November 30, 2021, compared to the same period during the prior year, primarily due to increased income associated with our equity method investment in CF Nitrogen. CF Nitrogen experienced increased sale prices of urea and UAN due to strong global demand and decreased global supply.

Income Tax Expense (Benefit)

	Three Months Ended November 30,		Change
	2021	2020	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$14,720	$(24,329)	$39,049	160.5%

    The increased income tax expense during the three months ended November 30, 2021, primarily resulted from increased earnings during the first quarter of fiscal 2022. Effective tax rates for the three months ended November 30, 2021 and 2020, were 3.2% and (54.0)%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.4% and 24.9% for the three months ended November 30, 2021 and 2020, respectively. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions and taking advantage of strategic opportunities that benefit them:

	November 30, 2021	August 31, 2021
	(Dollars in thousands)
Cash and cash equivalents	$310,002	$413,159
Notes payable	1,905,371	1,740,859
Long-term debt including current maturities	1,615,112	1,618,361
Total equities	9,249,926	9,017,326
Working capital	1,891,232	1,672,938
Current ratio*	1.2	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through a combination of cash flows from operations supplemented with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility, with certain unaffiliated financial institutions ("Securitization Facility") and our repurchase facility relating thereto ("Repurchase Facility"). We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2022:

•Capital expenditures. We expect total capital expenditures for fiscal 2022 to be approximately $669.7 million, compared to capital expenditures of $317.8 million in fiscal 2021. During the three months ended November 30, 2021, we acquired $74.9 million of property, plant and equipment.
•Debt and interest. We expect to repay approximately $38.5 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $70.7 million during fiscal 2022. During the three months ended November 30, 2021, we repaid $0.2 million of scheduled long-term debt maturities.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of November 30, 2021. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2022. Dividends paid on our preferred stock during the three months ended November 30, 2021, were $42.2 million.
•Patronage. Our Board of Directors authorized approximately $50.0 million of our fiscal 2021 patronage-sourced earnings to be paid to our member-owners during fiscal 2022.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $100.0 million to be distributed in fiscal 2022 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the three months ended November 30, 2021, we redeemed $12.2 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of November 30, 2021. Based on our current fiscal 2022 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities and believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of November 30, 2021, and August 31, 2021, is as follows:

	November 30, 2021	August 31, 2021	Change
	(Dollars in thousands)
Current assets	$9,997,118	$7,998,951	$1,998,167
Less current liabilities	8,105,886	6,326,013	1,779,873
Working capital	$1,891,232	$1,672,938	$218,294

As of November 30, 2021, working capital increased by $218.3 million compared with August 31, 2021. Current asset balance changes increased working capital by $2.0 billion, primarily driven by increases in receivables and inventories, which were driven by higher commodity prices. Current liabilities balance changes decreased working capital by $1.8 billion, primarily due to increases in accounts payable and notes payable, which were also driven by higher commodity prices.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2021.

Cash Flows

    The following table presents summarized cash flow data for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020	Change
	(Dollars in thousands)
Net cash used in operating activities	$(183,587)	$(673,453)	$489,866
Net cash used in investing activities	(52,196)	(114,311)	62,115
Net cash provided by financing activities	156,002	808,891	(652,889)
Effect of exchange rate changes on cash and cash equivalents	(3,550)	2,324	(5,874)
(Decrease) increase in cash and cash equivalents and restricted cash	$(83,331)	$23,451	$(106,782)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $489.9 million decrease in cash used in operating activities primarily reflects increased net income during the first quarter of fiscal 2022 compared to the same period of the prior year.

    The $62.1 million decrease in cash used in investing activities primarily reflects timing differences associated with borrowings and payments for CHS Capital notes receivable balances during the first quarter of fiscal 2022 compared to the same period during fiscal 2021 and decreased acquisitions of property, plant and equipment.

    The $652.9 million decrease in cash provided by financing activities primarily reflects decreased net cash inflows associated with our notes payable and long-term debt facilities as the funding of a $375.0 million Note Purchase Agreement occurred during the first quarter of fiscal 2021.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of November 30, 2021, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in MD&A in our Annual Report on Form 10-K for the year ended August 31, 2021, have not materially changed during the three months ended November 30, 2021.

Recent Accounting Pronouncements

    See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended November 30, 2021, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of November 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10–K for the year ended August 31, 2021.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 6 to Amended and Restated Loan Origination and Participation Agreement dated as of September 1, 2011, by and among AgStar Financial Services, PCA, d/b/a ProPartners Financial, and CHS Capital, LLC. (incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021).
10.2	Amendment No 2. To Employment Agreement, dated as of November 3, 2021, between CHS Inc. and Jay D. Debertin (incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 5, 2022	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer