Form 10-K/A
period 2021-08-31
CHS INC
filed 2022-03-03
CIK 823277

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this "Amendment") of CHS Inc. ("CHS") amends CHS's Annual Report on Form 10-K for the year ended August 31, 2021, which CHS filed with the Securities and Exchange Commission ("SEC") on November 4, 2021 (the "Original Form 10-K"). CHS is filing this Amendment to amend Item 15 to include the consolidated financial statements of its equity investee, CF Industries Nitrogen, LLC ("CF Nitrogen"), as of December 31, 2021 and 2020, and for the three years ended December 31, 2021 (the "CF Nitrogen Financial Statements"), pursuant to Rule 3-09 of SEC Regulation S-X, and to correct a typographical error in the I.R.S. Employer Identification Number on the cover page of the Original Form 10-K.

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
99.1
CF Nitrogen consolidated financial statements as of December 31, 2021 and 2020, and for the three years ended December 31, 2021; and Independent Registered Public Accounting Firm's Report for the three years ended December 31, 2021. (***)

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

(*) Filed with the Original Form 10-K on November 4, 2021, incorporated herein by reference.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(***) Filed herewith.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Amendment are being filed herewith.

    (c) SCHEDULES

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2022.

CHS INC.

By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer