Form 10-Q
period 2022-02-28
CHS INC
filed 2022-04-06
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 28, 2022
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2022.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains, and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2021, and Item 1A of Part II of this Quarterly Report on Form 10-Q. These factors may include changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the impact of the ongoing COVID-19 outbreak or other similar outbreaks; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions and casualty losses; the impact of workforce factors; our funding needs and financing sources; financial institutions' and other capital sources' policies concerning energy-related businesses; uncertainty regarding the transition away from LIBOR and the replacement of LIBOR with an alternative reference rate; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices; the impairment of long-lived assets; and other factors affecting our businesses generally. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$211,936	$413,159
Receivables	3,494,888	2,860,884
Inventories	5,304,817	3,334,675
Other current assets	2,215,421	1,390,233
Total current assets	11,227,062	7,998,951
Investments	3,788,710	3,669,111
Property, plant and equipment	4,693,339	4,810,005
Other assets	1,038,190	1,098,208
Total assets	$20,747,301	$17,576,275
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,688,004	$1,740,859
Current portion of long-term debt	9,522	38,450
Accounts payable	3,194,682	2,616,052
Accrued expenses	561,762	622,723
Other current liabilities	2,356,397	1,307,929
Total current liabilities	8,810,367	6,326,013
Long-term debt	1,955,205	1,579,911
Other liabilities	613,285	653,025
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,122,930	5,247,238
Accumulated other comprehensive loss	(221,855)	(216,391)
Capital reserves	2,196,428	1,713,976
Total CHS Inc. equities	9,361,541	9,008,861
Noncontrolling interests	6,903	8,465
Total equities	9,368,444	9,017,326
Total liabilities and equities	$20,747,301	$17,576,275

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(Dollars in thousands)
Revenues	$10,332,588	$8,320,159	$21,213,345	$17,035,802
Cost of goods sold	10,063,590	8,218,439	20,424,439	16,755,978
Gross profit	268,998	101,720	788,906	279,824
Marketing, general and administrative expenses	244,325	161,510	449,259	332,171
Operating earnings (loss)	24,673	(59,790)	339,647	(52,347)
Interest expense	25,174	28,855	48,606	53,905
Other income	(1,405)	(17,846)	(25,181)	(30,470)
Equity income from investments	(229,923)	(64,109)	(381,268)	(114,132)
Income (loss) before income taxes	230,827	(6,690)	697,490	38,350
Income tax expense	11,931	31,668	26,651	7,339
Net income (loss)	218,896	(38,358)	670,839	31,011
Net loss attributable to noncontrolling interests	(104)	(129)	(122)	(431)
Net income (loss) attributable to CHS Inc.	$219,000	$(38,229)	$670,961	$31,442

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income (loss)	$218,896	$(38,358)	$670,839	$31,011
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	4,581	3,869	8,349	7,514
Cash flow hedges	(553)	(559)	(9,694)	1,110
Foreign currency translation adjustment	5,926	(761)	(4,119)	2,842
Other comprehensive income (loss), net of tax	9,954	2,549	(5,464)	11,466
Comprehensive income (loss)	228,850	(35,809)	665,375	42,477
Comprehensive loss attributable to noncontrolling interests	(104)	(129)	(122)	(431)
Comprehensive income (loss) attributable to CHS Inc.	$228,954	$(35,680)	$665,497	$42,908

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$670,839	$31,011
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	265,161	267,726
Equity income from investments, net of distributions received	(112,641)	(3,687)
Provision for current expected credit losses	11,562	(4,674)
Deferred taxes	4,301	35,797
Other, net	(7,092)	(18,495)
Changes in operating assets and liabilities:
Receivables	(591,106)	(100,398)
Inventories	(1,970,142)	(1,495,856)
Accounts payable and accrued expenses	511,223	273,448
Other, net	(85,646)	(119,417)
Net cash used in operating activities	(1,303,541)	(1,134,545)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(130,884)	(164,565)
Proceeds from disposition of property, plant and equipment	6,140	7,741
Expenditures for major maintenance	(8,318)	(10,050)
Proceeds from sale of business	55,546	39,567
Changes in CHS Capital notes receivable, net	(82,384)	43,283
Financing extended to customers	(30,474)	(1,816)
Payments from customer financing	33,310	5,589
Other investing activities, net	924	10,633
Net cash used in investing activities	(156,140)	(69,618)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	12,322,409	16,930,536
Payments on notes payable, long-term debt and finance lease obligations	(11,008,138)	(15,483,358)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(17,485)	(12,486)
Cash patronage dividends paid	(30,043)	(21,416)
Other financing activities, net	9,257	(9,222)
Net cash provided by financing activities	1,191,666	1,319,720
Effect of exchange rate changes on cash and cash equivalents	(3,717)	1,026
(Decrease) increase in cash and cash equivalents and restricted cash	(271,732)	116,583
Cash and cash equivalents and restricted cash at beginning of period	542,484	216,993
Cash and cash equivalents and restricted cash at end of period	$270,752	$333,576

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 28, 2022 and 2021. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 28, 2022	(Dollars in thousands)
Energy	$1,849,505	$178,494	$—	$2,027,999
Ag	2,066,065	6,224,661	5,205	8,295,931
Corporate and Other	3,989	—	4,669	8,658
Total revenues	$3,919,559	$6,403,155	$9,874	$10,332,588

Three Months Ended February 28, 2021
Energy	$1,243,072	$129,086	$—	$1,372,158
Ag	1,169,411	5,753,333	15,468	6,938,212
Corporate and Other	4,535	—	5,254	9,789
Total revenues	$2,417,018	$5,882,419	$20,722	$8,320,159

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Six Months Ended February 28, 2022	(Dollars in thousands)
Energy	$3,896,781	$435,205	$—	$4,331,986
Ag	4,597,682	12,254,260	13,248	16,865,190
Corporate and Other	7,579	—	8,590	16,169
Total revenues	$8,502,042	$12,689,465	$21,838	$21,213,345

Six Months Ended February 28, 2021
Energy	$2,308,036	$321,969	$—	$2,630,005
Ag	2,513,910	11,840,572	29,132	14,383,614
Corporate and Other	10,995	—	11,188	22,183
Total revenues	$4,832,941	$12,162,541	$40,320	$17,035,802

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $21.6 million and $29.0 million as of February 28, 2022, and August 31, 2021, respectively.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $1.1 billion and $213.9 million as of February 28, 2022, and August 31, 2021, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 28, 2022 and 2021, we recognized revenues of $58.7 million and $19.9 million related to contract liabilities, respectively. For the six months ended February 28, 2022 and 2021, we recognized revenues of $165.8 million and $91.6 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
Trade accounts receivable	$2,705,414	$2,047,198
CHS Capital short-term notes receivable	559,987	505,778
Other	383,662	451,630
Gross receivables	3,649,063	3,004,606
Less: allowances and reserves	154,175	143,722
Total receivables	$3,494,888	$2,860,884

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are originated in the same states as the commercial notes.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $46.5 million and $55.4 million as of February 28, 2022, and August 31, 2021, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 28, 2022, and August 31, 2021, commercial notes represented 61% and 28%, respectively, and producer notes represented 39% and 72%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of February 28, 2022, CHS Capital customers had additional available credit of $601.4 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 28, 2022, or August 31, 2021.

Note 4        Inventories

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
Grain and oilseed	$2,533,038	$1,435,544
Energy	899,041	762,317
Agronomy	1,648,670	958,548
Processed grain and oilseed	162,323	140,975
Other	61,745	37,291
Total inventories	$5,304,817	$3,334,675

    As of February 28, 2022, and August 31, 2021, we valued approximately 11% and 13%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $596.8 million and $359.2 million as of February 28, 2022, and August 31, 2021, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,712,295	$2,667,164
Ventura Foods, LLC	411,176	388,612
Ardent Mills, LLC	233,898	220,132
TEMCO, LLC	51,580	31,464
Other equity method investments	245,537	232,923
Other investments	134,224	128,816
Total investments	$3,788,710	$3,669,111

    Joint ventures and other investments, in which we have significant ownership and influence but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Industries Nitrogen, LLC ("CF Nitrogen"), Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills"), and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. We have approximately $549.2 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of February 28, 2022.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 28, 2022 and 2021:

	Six Months Ended February 28,
	2022	2021
	(Dollars in thousands)
Net sales	$3,018,167	$1,285,625
Gross profit	1,547,086	321,565
Net earnings	1,522,292	297,297
Earnings attributable to CHS Inc.	292,592	53,033

Ventura Foods, Ardent Mills and TEMCO

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes primarily edible oil-based products. We also have a 12% interest in Ardent Mills, which is a joint venture with Cargill, Incorporated ("Cargill"), and Conagra Brands, Inc., and is the largest flour miller in the United States. Additionally, we have a 50% interest in TEMCO, which is a joint venture with Cargill focused on export elevation, primarily to Asia. We account for Ventura Foods, Ardent Mills and TEMCO as equity method investments. Our shares of the results of Ventura Foods and Ardent Mills are included in Corporate and Other and our share of the results of TEMCO is included in our Ag segment.

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ventura Foods, Ardent Mills and TEMCO for the six months ended February 28, 2022 and 2021:

	Six Months Ended February 28,
	2022	2021
	(Dollars in thousands)
Net sales	$4,677,071	$5,502,631
Gross profit	539,044	422,154
Net earnings	268,319	188,403
Earnings attributable to CHS Inc.	67,908	51,729

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of February 28, 2022. The table below summarizes our notes payable as of February 28, 2022, and August 31, 2021:

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
Notes payable	$1,880,621	$864,147
CHS Capital notes payable	807,383	876,712
Total notes payable	$2,688,004	$1,740,859

    As of February 28, 2022, our primary line of credit was a five-year, unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. As of February 28, 2022, there was $820.0 million outstanding under this facility, and no borrowings outstanding as of August 31, 2021.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured borrowing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $700.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of February 28, 2022, total availability under the Securitization Facility was $873.0 million, of which $700.0 million had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can borrow up to $150.0 million, collateralized by a subordinated note issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of February 28, 2022, and August 31, 2021, the outstanding balance under the Repurchase Facility was $150.0 million.

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which could be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total advanced loan balance of $366.0 million reverted to a nonrevolving term loan that is payable on September 4, 2025.

The following table presents summarized long-term debt (including current portion) as of February 28, 2022, and August 31, 2021:

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
Private placement debt	$1,551,144	$1,552,974
Bank financing	366,000	—
Finance lease obligations	48,494	36,034
Other notes and contracts payable	2,897	33,443
Deferred financing costs	(3,808)	(4,090)
Total long-term debt	1,964,727	1,618,361
Less current portion	9,522	38,450
Long-term portion	$1,955,205	$1,579,911

Interest expense for the three months ended February 28, 2022 and 2021, was $25.2 million and $28.9 million, respectively, net of capitalized interest of $1.5 million and $2.1 million, respectively. Interest expense for the six months ended

February 28, 2022 and 2021, was $48.6 million and $53.9 million, respectively, net of capitalized interest of $3.8 million and $4.2 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended February 28, 2022, was 5.2% compared to (473.4)% for the three months ended February 28, 2021. Our effective tax rate for the six months ended February 28, 2022, was 3.8%, compared to 19.1% for the six months ended February 28, 2021. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity during the year.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $114.6 million and $114.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of February 28, 2022, and August 31, 2021, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the six months ended February 28, 2022 and 2021, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year redemption estimates	12,221	—	—	—	—	—	—	12,221
Redemptions of equities	(9,824)	(318)	(2,079)	—	—	—	—	(12,221)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,023)	17	(64)	—	—	1,393	(841)	(518)
Net income (loss)	—	—	—	—	—	451,961	(18)	451,943
Other comprehensive loss, net of tax	—	—	—	—	(15,418)	—	—	(15,418)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(39,691)	—	(39,691)
Estimated 2022 equity redemptions	(79,382)	—	—	—	—	—	—	(79,382)
Balances, November 30, 2021	3,505,903	28,130	1,632,753	2,264,038	(231,809)	2,043,305	7,606	9,249,926
Reversal of prior year patronage and redemption estimates	5,264	—	(230,290)	—	—	260,120	—	35,094
Distribution of 2021 patronage refunds	—	—	231,371	—	—	(261,414)	—	(30,043)
Redemptions of equities	(4,228)	(20)	(1,016)	—	—	—	—	(5,264)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(5)	—	—	—	—	50	(599)	(554)
Net income (loss)	—	—	—	—	—	219,000	(104)	218,896
Other comprehensive income, net of tax	—	—	—	—	9,954	—	—	9,954
Estimated 2022 cash patronage refunds	—	—	—	—	—	(22,466)	—	(22,466)
Estimated 2022 equity redemptions	(44,932)	—	—	—	—	—	—	(44,932)
Balances, February 28, 2022	$3,462,002	$28,110	$1,632,818	$2,264,038	$(221,855)	$2,196,428	$6,903	$9,368,444

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year redemption estimates	7,726	—	—	—	—	—	—	7,726
Redemptions of equities	(6,539)	(31)	(1,156)	—	—	—	—	(7,726)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(654)	(47)	(197)	—	—	(7,798)	35	(8,661)
Net income (loss)	—	—	—	—	—	69,671	(302)	69,369
Other comprehensive income, net of tax	—	—	—	—	8,917	—	—	8,917
Estimated 2021 cash patronage refunds	—	—	—	—	—	(9,304)	—	(9,304)
Estimated 2021 equity redemptions	(9,304)	—	—	—	—	—	—	(9,304)
Balances, November 30, 2020	3,715,416	28,649	1,407,343	2,264,038	(225,007)	1,586,382	9,035	8,785,856
Reversal of prior year patronage and redemption estimates	4,760	—	(211,970)	—	—	233,345	—	26,135
Distribution of 2020 patronage refunds	—	—	214,720	—	—	(236,136)	—	(21,416)
Redemptions of equities	(4,177)	(35)	(548)	—	—	—	—	(4,760)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(26)	—	(15)	—	—	1,068	(361)	666
Net loss	—	—	—	—	—	(38,229)	(129)	(38,358)
Other comprehensive income, net of tax	—	—	—	—	2,549	—	—	2,549
Estimated 2021 cash patronage refunds	—	—	—	—	—	5,639	—	5,639
Estimated 2021 equity redemptions	5,639	—	—	—	—	—	—	5,639
Balances, February 28, 2021	$3,721,612	$28,614	$1,409,530	$2,264,038	$(222,458)	$1,509,902	$8,545	$8,719,783

Preferred Stock Dividends

    The following is a summary of dividends declared per share by series of preferred stock for the three and six months ended February 28, 2022 and 2021:

		Three Months Ended February 28,		Six Months Ended February 28,
	Nasdaq symbol	2022	2021	2022	2021
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended February 28, 2022 and 2021, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(83)	870	(9,983)	(9,196)
Amounts reclassified	5,064	(12,954)	—	(7,890)
Total other comprehensive income (loss), before tax	4,981	(12,084)	(9,983)	(17,086)
Tax effect	(1,213)	2,943	(62)	1,668
Other comprehensive income (loss), net of tax	3,768	(9,141)	(10,045)	(15,418)
Balance as of November 30, 2021, net of tax	(137,617)	(4,317)	(89,875)	(231,809)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	3,974	5,807	9,781
Amounts reclassified	6,056	(4,705)	—	1,351
Total other comprehensive income (loss), before tax	6,056	(731)	5,807	11,132
Tax effect	(1,475)	178	119	(1,178)
Other comprehensive income (loss), net of tax	4,581	(553)	5,926	9,954
Balance as of February 28, 2022, net of tax	$(133,036)	$(4,870)	$(83,949)	$(221,855)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(125)	14,506	3,629	18,010
Amounts reclassified	4,977	(12,284)	—	(7,307)
Total other comprehensive income, before tax	4,852	2,222	3,629	10,703
Tax effect	(1,207)	(553)	(26)	(1,786)
Other comprehensive income, net of tax	3,645	1,669	3,603	8,917
Balance as of November 30, 2020, net of tax	(156,035)	12,555	(81,527)	(225,007)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,929	(587)	2,342
Amounts reclassified	5,151	(3,673)	—	1,478
Total other comprehensive income (loss), before tax	5,151	(744)	(587)	3,820
Tax effect	(1,282)	185	(174)	(1,271)
Other comprehensive income (loss), net of tax	3,869	(559)	(761)	2,549
Balance as of February 28, 2021, net of tax	$(152,166)	$11,996	$(82,288)	$(222,458)

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

    Components of net periodic benefit costs for the three and six months ended February 28, 2022 and 2021, are as follows:

	Three Months Ended February 28,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,569	$11,307	$232	$108	$249	$297
Interest cost	4,292	4,141	70	68	126	123
Expected return on assets	(10,990)	(10,910)	—	—	—	—
Prior service cost (credit) amortization	44	45	(29)	(28)	(111)	(111)
Actuarial loss (gain) amortization	5,852	5,447	120	53	(315)	(341)
Net periodic benefit cost (benefit)	$10,767	$10,030	$393	$201	$(51)	$(32)

	Six Months Ended February 28,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$23,138	$22,614	$463	$217	$498	$593
Interest cost	8,584	8,281	141	136	252	246
Expected return on assets	(21,979)	(21,821)	—	—	—	—
Prior service cost (credit) amortization	87	89	(57)	(57)	(223)	(223)
Actuarial loss (gain) amortization	11,703	10,895	239	106	(630)	(682)
Net periodic benefit cost (benefit)	$21,533	$20,058	$786	$402	$(103)	$(66)

    The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

    Any contributions made during fiscal 2022 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 28, 2022, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2022.

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen and allocated expenses. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods and Ardent Mills are also included in our Corporate and Other category.

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

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grains, oilseeds, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, and general political and economic conditions.

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

Segment information for the three and six months ended February 28, 2022 and 2021, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$2,163,233	$8,302,502	$—	$10,641	$(143,788)	$10,332,588
Intersegment revenues	(135,234)	(6,571)	—	(1,983)	143,788	—
Revenues, net of intersegment revenues	$2,027,999	$8,295,931	$—	$8,658	$—	$10,332,588
Operating earnings (loss)	11,145	43,610	(10,862)	(19,220)	—	24,673
Interest expense	1,898	13,224	11,253	(996)	(205)	25,174
Other income	(3)	(6,520)	(253)	5,166	205	(1,405)
Equity income from investments	(1,582)	(18,275)	(176,119)	(33,947)	—	(229,923)
Income before income taxes	$10,832	$55,181	$154,257	$10,557	$—	$230,827

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$1,470,465	$6,942,185	$—	$12,046	$(104,537)	$8,320,159
Intersegment revenues	(98,307)	(3,973)	—	(2,257)	104,537	—
Revenues, net of intersegment revenues	$1,372,158	$6,938,212	$—	$9,789	$—	$8,320,159
Operating (loss) earnings	(55,449)	2,093	(8,240)	1,806	—	(59,790)
Interest expense	1,063	16,630	12,241	7	(1,086)	28,855
Other income	(990)	(11,636)	(302)	(6,004)	1,086	(17,846)
Equity income from investments	(832)	(16,945)	(31,344)	(14,988)	—	(64,109)
(Loss) income before income taxes	$(54,690)	$14,044	$11,165	$22,791	$—	$(6,690)

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$4,631,576	$16,879,905	$—	$20,845	$(318,981)	$21,213,345
Intersegment revenues	(299,590)	(14,715)	—	(4,676)	318,981	—
Revenues, net of intersegment revenues	$4,331,986	$16,865,190	$—	$16,169	$—	$21,213,345
Operating earnings (loss)	78,994	303,383	(21,045)	(21,685)	—	339,647
Interest expense	2,386	26,885	22,507	(2,816)	(356)	48,606
Other income	(731)	(27,099)	(1,800)	4,093	356	(25,181)
Equity income from investments	(2,682)	(38,009)	(292,592)	(47,985)	—	(381,268)
Income before income taxes	$80,021	$341,606	$250,840	$25,023	$—	$697,490
Total assets as of February 28, 2022	$4,378,601	$10,338,907	$2,725,582	$3,304,211	$—	$20,747,301

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$2,828,310	$14,392,490	$—	$27,528	$(212,526)	$17,035,802
Intersegment revenues	(198,305)	(8,876)	—	(5,345)	212,526	—
Revenues, net of intersegment revenues	$2,630,005	$14,383,614	$—	$22,183	$—	$17,035,802
Operating (loss) earnings	(123,834)	77,617	(15,862)	9,732	—	(52,347)
Interest expense	826	31,135	23,403	1,145	(2,604)	53,905
Other income	(1,472)	(23,453)	(1,867)	(6,282)	2,604	(30,470)
Equity income from investments	(1,321)	(27,118)	(53,033)	(32,660)	—	(114,132)
(Loss) income before income taxes	$(121,867)	$97,053	$15,635	$47,529	$—	$38,350

Note 11        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates and interest rates. Except for certain cash-settled swaps related to future crude oil purchases and refined product sales, which are accounted for as cash flow hedges, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Condensed Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Condensed Consolidated

Statements of Operations. See Note 12, Fair Value Measurements, for additional information. The majority of our exchange-traded agricultural commodity futures are settled daily through CHS Hedging, LLC, our wholly-owned FCM.

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

	February 28, 2022
		Amounts Not Offset on Condensed Consolidated Balance Sheet, but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$804,483	$—	$11,232	$793,251
Foreign exchange derivatives	67,239	—	6,102	61,137
Embedded derivative asset	13,287	—	—	13,287
Total	$885,009	$—	$17,334	$867,675
Derivative Liabilities
Commodity derivatives	$566,818	$1,219	$11,691	$553,908
Foreign exchange derivatives	6,231	—	6,102	129
Total	$573,049	$1,219	$17,793	$554,037

	August 31, 2021
		Amounts Not Offset on Condensed Consolidated Balance Sheet, but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$532,832	$—	$4,174	$528,658
Foreign exchange derivatives	19,429	—	5,582	13,847
Embedded derivative asset	16,488	—	—	16,488
Total	$568,749	$—	$9,756	$558,993
Derivative Liabilities
Commodity derivatives	$444,861	$2,485	$4,174	$438,202
Foreign exchange derivatives	8,506	—	5,582	2,924
Total	$453,367	$2,485	$9,756	$441,126

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 28, 2022, and August 31, 2021, was $43.1 million and $21.6 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of February 28, 2022, and August 31, 2021, was $6.5 million and $4.8 million, respectively.

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2022 and 2021:

		Three Months Ended February 28,		Six Months Ended February 28,
	Location of Gain (Loss)	2022	2021	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(612,033)	$(191,284)	$(580,435)	$(392,646)
Foreign exchange derivatives	Cost of goods sold	72,785	(30,881)	40,291	(8,240)
Foreign exchange derivatives	Marketing, general and administrative expenses	1,697	(435)	503	173
Embedded derivative	Other income	253	302	1,799	1,866
Total		$(537,298)	$(222,298)	$(537,842)	$(398,847)

Commodity Contracts

    As of February 28, 2022, and August 31, 2021, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	February 28, 2022		August 31, 2021
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	758,887	1,128,403	666,726	851,582
Energy products (barrels)	7,661	8,612	9,881	7,656
Processed grain and oilseed (tons)	1,517	4,787	559	3,418
Crop nutrients (tons)	53	27	66	12
Ocean freight (metric tons)	60	—	210	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.5 billion and $1.2 billion as of February 28, 2022, and August 31, 2021, respectively.

Embedded Derivative Asset

    Under the terms of our strategic investment in CF Nitrogen, if the CF Industries credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a nonrefundable annual payment of $5.0 million from CF Industries. These payments will continue on an annual basis until the date that the CF Industries credit rating is upgraded to above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier.

    Since the CF Industries credit rating was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $1.8 million and $1.9 million were recognized in other income in our Condensed Consolidated Statements of Operations for the six months ended February 28, 2022 and 2021, respectively. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheets as of February 28, 2022, was equal to $13.3 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of February 28, 2022, and August 31, 2021, the aggregate notional amount of cash flow hedges was 2.4 million and 2.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2022	August 31, 2021	Balance Sheet Location	February 28, 2022	August 31, 2021
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$4,296	$11,874	Other current liabilities	$2,162	$1,001

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(Dollars in thousands)
Commodity derivatives	$(1,977)	$(2,084)	$(15,273)	$(110)

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2022 and 2021:

		Three Months Ended February 28,		Six Months Ended February 28,
	Location of Gain	2022	2021	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$5,005	$4,082	$18,259	$16,755

Note 12        Fair Value Measurements

    ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair values of derivative instruments and certain other assets, based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value. Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are unobservable inputs that are supported by little or no market activity for the assets or liabilities. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

    Recurring fair value measurements as of February 28, 2022, and August 31, 2021, are as follows:

	February 28, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,162	$806,617	$—	$808,779
Foreign exchange derivatives	—	67,239	—	67,239
Deferred compensation assets	49,594	—	—	49,594
Embedded derivative asset	—	13,287	—	13,287
Segregated investments and marketable securities	124,928	—	—	124,928
Other assets	7,096	—	—	7,096
Total	$183,780	$887,143	$—	$1,070,923
Liabilities
Commodity derivatives	$4,592	$564,388	$—	$568,980
Foreign exchange derivatives	—	6,231	—	6,231
Total	$4,592	$570,619	$—	$575,211

	August 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,453	$542,253	$—	$544,706
Foreign exchange derivatives	—	19,429	—	19,429
Deferred compensation assets	51,940	—	—	51,940
Embedded derivative asset	—	16,488	—	16,488
Segregated investments and marketable securities	99,837	—	—	99,837
Other assets	6,052	—	—	6,052
Total	$160,282	$578,170	$—	$738,452
Liabilities
Commodity derivatives	$1,615	$444,247	$—	$445,862
Foreign exchange derivatives	—	8,506	—	8,506
Total	$1,615	$452,753	$—	$454,368

    Commodity and foreign exchange derivatives. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Our forward commodity purchase and sales contracts with fixed-price components, select ocean freight contracts and other OTC derivatives are determined using inputs that are generally based on exchange-traded prices and/or recent market bids and offers, including location-specific adjustments, and are classified within Level 2. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or OTC markets. Changes in the fair values of these contracts are recognized in our Condensed Consolidated Statements of Operations as a component of cost of goods sold.

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

Other Litigation and Claims

    We are involved as a defendant in various lawsuits, claims and disputes, in the normal course of our business. The resolution of any such matters may affect net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $272.6 million were outstanding on February 28, 2022. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2022.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of February 28, 2022, and August 31, 2021, are as follows:

	February 28, 2022	August 31, 2021
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$846,216	$559,056
Margin and related deposits	355,811	336,397
Supplier advance payments	787,221	194,706
Restricted cash	58,816	129,325
Other	167,357	170,749
Total other current assets	$2,215,421	$1,390,233
Other current liabilities
Customer margin deposits and credit balances	$179,762	$269,114
Customer advance payments	1,296,811	439,293
Derivative liabilities (Note 11)	568,671	449,522
Dividends and equity payable	311,153	150,000
Total other current liabilities	$2,356,397	$1,307,929

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2022 Second Quarter Highlights
•Fiscal 2022 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2021 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I and the risk factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
•Ag. Purchases and further processes or resells grains and oilseeds originated by our country operations business, by our member cooperatives and by third parties, and also serves as a wholesaler and retailer of agronomy products.
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

    Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grains, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, and general political and/or economic conditions.

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

Fiscal 2022 Second Quarter Highlights

•Robust global demand, coupled with increased market volatility, resulted in higher commodity prices and improved earnings.
•Our processing and wholesale agronomy products drove significantly improved earnings in our Ag segment.
•Equity method investments continue to perform well and represent a significant portion of our earnings with our CF Nitrogen investment being the largest contributor. The CF Nitrogen investment improved earnings are a result of market conditions driven by strong global demand for urea and urea ammonium nitrate ("UAN").
•Refining margins were higher in our Energy segment due to improved crack spreads resulting from higher demand in the energy industry as volumes increased to more normal levels and more favorable pricing for Canadian crude oil, which is processed by our refineries.

Fiscal 2022 Trends Update

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have significant positive or negative impacts. For example, we have experienced and anticipate continued effects of inflation on costs such as labor, freight and materials. Additionally, the Russian invasion of Ukraine in February 2022 has resulted in significant uncertainty and instability in global commodities markets, including agricultural commodities and crude oil. Ukraine is a key international grain originating country in which we operate. Our operations in Ukraine have been dramatically disrupted because of the conflict and some of our Ukrainian employees have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. The ongoing conflict could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. Although we do not have significant fixed assets or infrastructure in Ukraine, we continue to have grain inventory in various facilities in Ukraine. As a result of the conflict and related export bans that were put in place by the Ukrainian government in March 2022, our ability to access grain inventories in Ukraine has been limited and could result in an impairment of all or a portion of those grain inventories, which amounted to approximately $30.0 million as of February 28, 2022. Refer to Item 1A of Part II of this Quarterly Report on Form 10-Q for additional considerations of the risks this conflict may continue to have on our business operations and financial performance.

We continue to navigate the lingering effects of the COVID-19 pandemic. Most of our operations are considered to be essential; however, periods of depressed demand and margins could result in decreased profitability and the need to assess for potential impairments. Most of the measures taken to mitigate the spread of COVID-19 have been eased; however, additional variants, the effectiveness of vaccines and other efforts to respond to the pandemic in the United States and globally could continue to impact the profitability of our businesses. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2021, for additional considerations of risks the COVID-19 pandemic may continue to have on our business, liquidity, capital resources and financial results.

The energy industry continues to experience improved crack spreads and maintain higher volumes compared to the lows experienced during the early stages of the COVID-19 pandemic, which began in the second quarter of fiscal 2020 and significantly reduced our profitability in fiscal 2021. At the same time, the cost of renewable energy credits remains significantly higher than historical levels, which continued to negatively impact our profitability during the second quarter of fiscal 2022. Russia's invasion of Ukraine has also resulted in significant volatility in crude oil prices as sanctions have limited crude oil supply in global markets. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect uncertainty and volatility to continue in the energy industry for the remainder of fiscal 2022, which could significantly impact our earnings.

    Although challenges remain, the U.S. agricultural industry has experienced continued, strong demand for grain and oilseed commodities, which has resulted in improved commodity prices. In addition, due to decreased global supply and strong global demand for fertilizer and related products, the current improved profitability will likely continue in our Ag and Nitrogen Production segments until supply becomes more balanced with the current strong demand. However, unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity of the impact such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions, including those due to climate change, could impact our operations. For example, unfavorable weather events and conditions experienced in fiscal 2021, including the effects of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, and drought conditions experienced in portions of our trade territory have negatively impacted our revenues, margins and cash flows from core operations during fiscal 2022. As with others in our industry, we are seeing significantly higher freight costs that are the result of inflation and logistical challenges in the shipping industry, and we expect these challenges to continue for the remainder of fiscal 2022. Additionally, unforeseen global market conditions with negative impacts remain a risk that could put pressure on asset valuations in our Ag segment.

In addition to navigating market conditions that impact our businesses, we will continue to take actions in an effort to protect our financial health during fiscal 2022, while continuing to deliver on our enterprise resource planning system implementation and advancing our operating model.

Operating Metrics

Energy

    Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	103,233	96,847	102,784	94,709
All other crude oil	73,845	56,302	72,076	58,202
Other feedstocks and blendstocks	12,255	11,744	15,314	13,791
Total refinery throughput volumes	189,333	164,893	190,174	166,702
Refined fuel yields
Gasolines	88,764	77,479	90,837	80,890
Distillates	83,166	68,916	81,033	67,376

    We are subject to the Renewable Fuel Standard, which requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In December 2021, the EPA issued a proposal for the renewable volume obligation ("RVO") for calendar years 2020 through 2022. As proposed, the RVO for calendar year 2020 is lower than previously issued, and calendar year 2021 is lower than anticipated as a result of lower demand for refined fuels due to the COVID-19 pandemic. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 25% and 39%, respectively, during the second quarter of fiscal 2022 compared to the same period of the prior year, which negatively impacted our profitability during the second quarter of fiscal 2022. Estimates of our RIN expense are based on the proposed RVO and are calculated using an average RIN price each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil differentials (i.e., the price differential between West Texas Intermediate ("WTI") crude oil and WCS crude oil), which are driven by the supply and demand of refined products. Crack spreads and WCS crude oil differentials both increased during the three and six months ended February 28, 2022 and 2021, compared to the same period during the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impact our Energy segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Market indicators
WTI crude oil (dollars per barrel)	$82.10	$52.74	$79.62	$46.46
WTI - WCS crude oil differential (dollars per barrel)	$16.17	$11.91	$14.56	$10.85
Group 3 2:1:1 crack spread (dollars per barrel)*	$17.88	$12.55	$17.96	$10.10
Group 3 5:3:2 crack spread (dollars per barrel)*	$17.24	$12.08	$17.40	$9.73
D6 ethanol RIN (dollars per RIN)	$1.0968	$0.8745	$1.1404	$0.7115
D4 ethanol RIN (dollars per RIN)	$1.4405	$1.0385	$1.4541	$0.9245
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and six months ended February 28, 2022 and 2021:

		Three Months Ended February 28,		Six Months Ended February 28,
	Market Source*	2022	2021	2022	2021
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.39	$5.29	$5.98	$4.64
Soybeans (dollars per bushel)	Chicago Board of Trade	$14.88	$13.63	$13.62	$12.23
Wheat (dollars per bushel)	Chicago Board of Trade	$8.20	$6.21	$7.89	$5.82
Urea (dollars per ton)	Green Markets NOLA	$644.00	$293.00	$657.00	$259.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$547.52	$154.88	$500.16	$137.10
Ethanol (dollars per gallon)	Chicago Platts	$2.43	$1.54	$2.62	$1.50

Volumes
Grain and oilseed (thousands of bushels)		534,955	665,030	1,099,067	1,411,613
North American grain and oilseed port throughput (thousands of bushels)		186,935	218,616	359,922	438,322
Wholesale crop nutrients (thousands of tons)		1,375	1,534	3,199	3,409
Ethanol (thousands of gallons)		228,355	218,147	452,601	438,918
*Market source information represents the average month-end price during the period.

Results of Operations

Three months ended February 28, 2022 and 2021

	Three Months Ended February 28,
	2022	% of Revenues*	2021	% of Revenues*
	(Dollars in thousands)
Revenues	$10,332,588	100.0%	$8,320,159	100.0%
Cost of goods sold	10,063,590	97.4	8,218,439	98.8
Gross profit	268,998	2.6	101,720	1.2
Marketing, general and administrative expenses	244,325	2.4	161,510	1.9
Operating earnings (loss)	24,673	0.2	(59,790)	(0.7)
Interest expense	25,174	0.2	28,855	0.3
Other income	(1,405)	—	(17,846)	(0.2)
Equity income from investments	(229,923)	(2.2)	(64,109)	(0.8)
Income (loss) before income taxes	230,827	2.2	(6,690)	(0.1)
Income tax expense	11,931	0.1	31,668	0.4
Net income (loss)	218,896	2.1	(38,358)	(0.5)
Net loss attributable to noncontrolling interests	(104)	—	(129)	—
Net income (loss) attributable to CHS Inc.	$219,000	2.1%	$(38,229)	(0.5)%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended February 28, 2022. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$10,832	$(54,690)	$65,522	119.8%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended February 28, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil differentials reflect improved market conditions in our refined fuels business and contributed to a $94.4 million increase of IBIT.
•Improved margins in our refined fuels business were partially offset by higher RIN prices due to market conditions.
•Lower propane margins resulting from unrealized hedging-related losses during the second quarter of fiscal 2022 also partially offset the improved earnings in our refined fuels business.

Ag

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$55,181	$14,044	$41,137	292.9%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended February 28, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins across most of our Ag segment product categories during the second quarter of fiscal 2022, including:
◦$51.0 million increase for oilseed processing as a result of strong meal and oil demand;
◦$44.6 million increase for feed and farm supplies due to favorable pricing resulting from strong demand and constrained supply; and
◦$39.5 million increase for wholesale agronomy products, which resulted from strong global market demand and global supply disruptions.
•Decreased volumes due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year resulted in a $53.5 million decrease for feed and farm supplies.

All Other Segments

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$154,257	$11,165	$143,092	1,281.6%
Corporate and Other IBIT	$10,557	$22,791	$(12,234)	(53.7)%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT increased as a result of higher equity income attributed to increased sale prices of urea and UAN, which was partially offset by increased natural gas costs. Corporate and Other IBIT decreased primarily due to higher performance-based incentive compensation accruals associated with improved financial results compared to the prior year.

Revenues by Segment

Energy

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,027,999	$1,372,158	$655,841	47.8%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended February 28, 2022, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Increased selling prices for refined fuels contributed to a $517.0 million increase in revenues and resulted from global market conditions.
•Increased selling prices for propane as a result of global market conditions during the second quarter of fiscal 2022 positively impacted revenue by $136.4 million.
•Lower propane volumes contributed to a $33.7 million decrease in revenues driven by lower demand as a result of warmer winter weather conditions during most of the second quarter of fiscal 2022 compared to the same period of the prior year, which was partially offset by increased volumes of refined fuels.

Ag

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$8,295,931	$6,938,212	$1,357,719	19.6%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended February 28, 2022, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing attributed to market-driven price increases across all of our Ag segment product categories during the second quarter of fiscal 2022, including:
◦$1.3 billion increase for grain and oilseed driven by increased global demand;
◦$688.7 million increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$338.7 million increase for renewable fuels resulting from high demand;
◦$251.8 million increase for feed and farm supplies due to strong demand and constrained supply; and
◦$224.4 million increase for oilseed processing due to strong meal and oil demand.
•Decreased volumes of grain and oilseed contributed to a $1.1 billion decrease in revenues. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued, and lower crop yields due to drought conditions experienced in portions of our trade territory in North America.
•The remaining volume decrease related to lower volumes across most of our other Ag segment product categories, including a $175.8 million decrease for feed and farm supplies due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year.

All Other Segments

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$8,658	$9,789	$(1,131)	(11.6)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    There were no significant changes to revenues in Corporate and Other during the three months ended February 28, 2022, compared to the same period during the prior year.

Cost of Goods Sold by Segment

Energy

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,952,852	$1,380,045	$572,807	41.5%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended February 28, 2022, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Increased costs for refined fuels contributed to $430.2 million increase of COGS driven by global market conditions.
•Increased costs for propane as a result of global market conditions and unrealized hedging-related losses resulted in a $140.4 million increase of COGS.
•Lower volumes of propane contributed to a $32.4 million decrease of COGS driven by lower demand as a result of warmer winter weather conditions during most of the second quarter of fiscal 2022 compared to the same period of the prior year, which was partially offset by increased volumes of refined fuels.

Ag

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,111,480	$6,841,093	$1,270,387	18.6%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended February 28, 2022, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs attributed to market-driven price increases across all of our Ag segment product categories during the second quarter of fiscal 2022, including:
◦$1.3 billion increase for grain and oilseed driven by increased global demand;
◦$649.2 million increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$305.3 million increase for renewable fuels resulting from high demand driving higher prices;
◦$207.2 million increase for feed and farm supplies due to strong demand and constrained supply; and
◦$173.4 million increase for oilseed processing due to strong meal and oil demand.
•Decreased volumes of grain and oilseed contributed to a $1.1 billion decrease in COGS. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued, and lower crop yields due to drought conditions experienced in portions of our trade territory in North America.
•The remaining volume decrease related to lower volumes across most of our other Ag segment product categories, including a $122.3 million decrease for feed and farm supplies due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year.

All Other Segments

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$414	$422	$(8)	(1.9)%
Corporate and Other COGS	$(1,156)	$(3,121)	$1,965	63.0%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended February 28, 2022, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$244,325	$161,510	$82,815	51.3%

    Marketing, general and administrative expenses increased during the three months ended February 28, 2022, primarily due to higher performance-based incentive compensation accruals driven by improved financial results in comparison to the prior year, as well as increased external consulting expenses for projects such as our enterprise resource planning system implementation and advancing our operating model.

Interest Expense

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest expense	$25,174	$28,855	$(3,681)	(12.8)%

    Interest expense decreased during the three months ended February 28, 2022, as a result of lower notes payable and long-term debt balances compared to the same period of the prior year.

Other Income

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Other income	$1,405	$17,846	$(16,441)	(92.1)%

    Other income decreased during the three months ended February 28, 2022, primarily due to an investment gain during the second quarter of the prior year that did not reoccur during the current year.

Equity Income from Investments

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$229,923	$64,109	$165,814	258.6%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended February 28, 2022, compared to the same period during the prior year, primarily due to increased income associated with our equity method investment in CF Nitrogen. CF Nitrogen experienced increased sale prices of urea and UAN due to strong global demand and decreased global supply.

Income Tax Expense

	Three Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$11,931	$31,668	$(19,737)	62.3%

    Decreased income tax expense during the three months ended February 28, 2022, primarily resulted from a significant change in the mix of full-year earnings projected across business units during the second quarter of the prior year that did not reoccur during the current year. Effective tax rates for the three months ended February 28, 2022 and 2021, were 5.2% and (473.4)%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.4% and 24.9% for the three months ended February 28, 2022 and 2021, respectively. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity.

Six months ended February 28, 2022 and 2021

	Six Months Ended February 28,
	2022	% of Revenues*	2021	% of Revenues*
	(Dollars in thousands)
Revenues	$21,213,345	100.0%	$17,035,802	100.0%
Cost of goods sold	20,424,439	96.3	16,755,978	98.4
Gross profit	788,906	3.7	279,824	1.6
Marketing, general and administrative expenses	449,259	2.1	332,171	1.9
Operating earnings (loss)	339,647	1.6	(52,347)	(0.3)
Interest expense	48,606	0.2	53,905	0.3
Other income	(25,181)	(0.1)	(30,470)	(0.2)
Equity income from investments	(381,268)	(1.8)	(114,132)	(0.7)
Income before income taxes	697,490	3.3	38,350	0.2
Income tax expense	26,651	0.1	7,339	—
Net income	670,839	3.2	31,011	0.2
Net loss attributable to noncontrolling interests	(122)	—	(431)	—
Net income attributable to CHS Inc.	$670,961	3.2%	$31,442	0.2%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the six months ended February 28, 2022. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$80,021	$(121,867)	$201,888	165.7%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the six months ended February 28, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil differentials reflect improved market conditions in our refined fuels business and contributed to a $282.2 million increase of IBIT.
•Improved margins in our refined fuels business were partially offset by higher RIN prices due to market conditions.
•Lower propane margins resulting from unrealized hedging-related losses during fiscal 2022 also partially offset the improved earnings in our refined fuels business.

Ag

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$341,606	$97,053	$244,553	252.0%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the six months ended February 28, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins across all our Ag segment product categories, including:
◦$119.3 million increase for wholesale agronomy products, which resulted from strong global market demand and global supply disruptions;
◦$83.8 million increase for oilseed processing as a result of strong meal and oil demand;
◦$60.7 million increase for feed and farm supplies due to strong demand and global supply disruptions; and
◦$53.1 million increase for grain and oilseed that resulted primarily from mark-to-market changes associated with our commodity derivatives, including the reversal of unrealized losses.
•Decreased volumes due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year resulted in a $57.8 million decrease for feed and farm supplies.
•The remaining volume decrease related primarily to grain and oilseed, which resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued; lower crop yields due to drought conditions experienced in portions of our trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.

All Other Segments

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$250,840	$15,635	$235,205	1,504.3%
Corporate and Other IBIT	$25,023	$47,529	$(22,506)	(47.4)%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT increased as a result of higher equity income attributed to increased sale prices of urea and UAN, which was partially offset by increased natural gas costs. Corporate and Other IBIT decreased primarily due to higher performance-based incentive compensation accruals associated with improved results in comparison to the prior year.

Revenues by Segment

Energy

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$4,331,986	$2,630,005	$1,701,981	64.7%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the six months ended February 28, 2022, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Increased selling prices and volumes for refined fuels contributed to $1.4 billion and $58.8 million increases in revenues, respectively. Increased refined fuels selling prices resulted from global market conditions and increased volumes resulted from a return to more normal levels compared to the lower volumes experienced during the COVID-19 pandemic.
•Increased selling prices for propane as a result of global market conditions during the first half of fiscal 2022 positively impacted revenue by $271.6 million.
•Increased revenues were partially offset by lower volumes of propane driven by lower demand as a result of warmer and drier weather conditions during the first half of fiscal 2022 compared to the same period of the prior year.

Ag

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$16,865,190	$14,383,614	$2,481,576	17.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the six months ended February 28, 2022, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing attributed to market-driven price increases across all of our Ag segment product categories, including:
◦$2.4 billion increase in revenues for grain and oilseed driven by increased global demand;
◦$1.3 billion increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$626.5 million increase for feed and farm supplies due to strong demand and constrained supply;
◦$537.7 million increase for renewable fuels resulting from high demand driving higher prices; and
◦$295.1 million increase for oilseed processing due to strong meal and oil demand.
•Lower volumes of grain and oilseed contributed to a $2.5 billion decrease in revenues. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued; a business model change at our TEMCO, LLC ("TEMCO"), equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during the current period on certain transactions associated with TEMCO; lower crop yields due to drought conditions experienced in portions of our North American trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•The remaining volume decrease was experienced across most of our other Ag segment product categories, including a $326.6 million decrease for feed and farm supplies due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year.

All Other Segments

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$16,169	$22,183	$(6,014)	(27.1)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues decreased during the six months ended February 28, 2022, compared to the same period during the prior year primarily as a result of decreased revenues in our hedging business due to lower commissions from hedging activities.

Cost of Goods Sold by Segment

Energy

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$4,132,477	$2,661,087	$1,471,390	55.3%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the six months ended February 28, 2022, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Increased costs and volumes for refined fuels contributed to $1.1 billion and $60.9 million increases of COGS, respectively. Increased refined fuels costs resulted from global market conditions and increased volumes resulted from a return to more normal levels compared to the lower volumes experienced during the COVID-19 pandemic.
•Higher costs for propane as a result of global market conditions and unrealized hedging-related losses resulted in a $292.9 million increase of COGS.
•Increased COGS was partially offset by lower volumes of propane driven by lower demand as a result of warmer and drier weather conditions during most of the first half of fiscal 2022 compared to the same period of the prior year.

Ag

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$16,295,473	$14,101,435	$2,194,038	15.6%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the six months ended February 28, 2022, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs attributed to market-driven price increases across all of our Ag segment product categories, including:
◦$2.4 billion increase for grain and oilseed driven by increased global demand;
◦$1.2 billion increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$565.7 million increase for feed and farm supplies due to strong demand and constrained supply;
◦$499.3 million increase for renewable fuels resulting from high demand driving higher prices; and
◦$211.3 million increase for oilseed processing due to strong meal and oil demand.
•Lower volumes of grain and oilseed contributed to a $2.4 billion decrease in COGS. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which has since plateaued; a business model change at our TEMCO equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during the current period on certain transactions associated with TEMCO; lower crop yields due to drought conditions experienced in portions of our North American trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•The remaining volume decrease was experienced across most of our other Ag segment product categories, including a $268.9 million decrease for feed and farm supplies due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year.

All Other Segments

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$828	$843	$(15)	(1.8)%
Corporate and Other COGS	$(4,339)	$(7,387)	$3,048	41.3%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the six months ended February 28, 2022, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$449,259	$332,171	$117,088	35.2%

    Marketing, general and administrative expenses increased during the six months ended February 28, 2022, primarily due to higher performance-based incentive compensation accruals driven by improved financial results in comparison to the prior year, as well as increased external consulting expenses for projects such as our enterprise resource planning system implementation and advancing our operating model.

Interest Expense

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest expense	$48,606	$53,905	$(5,299)	(9.8)%

    Interest expense decreased during the six months ended February 28, 2022, as a result of lower notes payable and long-term debt balances compared to the same period of the prior year.

Other Income

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Other income	$25,181	$30,470	$(5,289)	(17.4)%

    Other income decreased during the six months ended February 28, 2022, primarily due to an investment gain during the second quarter of the prior year that did not reoccur during the current year. The decrease was partially offset by a gain on the sale of a business in our Ag segment during the first quarter of fiscal 2022 that did not occur during the same period of the prior year.

Equity Income from Investments

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$381,268	$114,132	$267,136	234.1%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the six months ended February 28, 2022, compared to the same period during the prior year, primarily due to increased income associated with our equity method investment in CF Nitrogen. CF Nitrogen experienced increased sale prices of urea and UAN due to strong global demand and decreased global supply.

Income Tax Expense

	Six Months Ended February 28,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$26,651	$7,339	$19,312	(263.1)%

    Increased income tax expense during the six months ended February 28, 2022, primarily resulted from increased earnings during the first six months of fiscal 2022. Effective tax rates for the six months ended February 28, 2022 and 2021, were 3.8% and 19.1%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.4% and 24.9% for the six months ended February 28, 2022 and 2021, respectively. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, and taking advantage of strategic opportunities that benefit them:

	February 28, 2022	August 31, 2021
	(Dollars in thousands)
Cash and cash equivalents	$211,936	$413,159
Notes payable	2,688,004	1,740,859
Long-term debt including current maturities	1,964,727	1,618,361
Total equities	9,368,444	9,017,326
Working capital	2,416,695	1,672,938
Current ratio*	1.3	1.3
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2022:

•Capital expenditures. We expect total capital expenditures for fiscal 2022 to be approximately $561.4 million compared to capital expenditures of $317.8 million in fiscal 2021. During the six months ended February 28, 2022, we acquired $130.9 million of property, plant and equipment.
•Debt and interest. We expect to repay approximately $38.5 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $71.5 million during fiscal 2022. During the six months ended February 28, 2022, we repaid $30.5 million of scheduled long-term debt maturities.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of February 28, 2022. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2022. Dividends paid on our preferred stock during the six months ended February 28, 2022, were $84.3 million.
•Patronage. Our Board of Directors authorized approximately $50.0 million of our fiscal 2021 patronage-sourced earnings to be paid to our member-owners during fiscal 2022. During the six months ended February 28, 2022, we distributed $30.0 million of cash patronage related to the year ended August 31, 2021, with the remaining $20.0 million expected to be distributed in the third quarter of fiscal year 2022.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $100.0 million to be distributed in fiscal 2022 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the six months ended February 28, 2022, we redeemed $17.5 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of February 28, 2022. Based on our current fiscal 2022 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities and believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of February 28, 2022, and August 31, 2021, was as follows:

	February 28, 2022	August 31, 2021	Change
	(Dollars in thousands)
Current assets	$11,227,062	$7,998,951	$3,228,111
Less current liabilities	8,810,367	6,326,013	2,484,354
Working capital	$2,416,695	$1,672,938	$743,757

As of February 28, 2022, working capital increased by $743.8 million compared with August 31, 2021. Current asset balance changes increased working capital by $3.2 billion, primarily driven by increases in inventories, receivables and supplier advances, which were driven by higher commodity prices and seasonality in our business. Current liability balance changes decreased working capital by $2.5 billion, primarily due to increases in notes payable, customer advances and accounts payable, which were also driven by higher commodity prices and seasonality in our business.

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

Cash Flows

    The following table presents summarized cash flow data for the six months ended February 28, 2022 and 2021:

	Six Months Ended February 28,
	2022	2021	Change
	(Dollars in thousands)
Net cash used in operating activities	$(1,303,541)	$(1,134,545)	$(168,996)
Net cash used in investing activities	(156,140)	(69,618)	(86,522)
Net cash provided by financing activities	1,191,666	1,319,720	(128,054)
Effect of exchange rate changes on cash and cash equivalents	(3,717)	1,026	(4,743)
(Decrease) increase in cash and cash equivalents and restricted cash	$(271,732)	$116,583	$(388,315)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $169.0 million increase in cash used in operating activities reflects working capital increases, primarily associated with increased inventories and receivables, partially offset by increased net income during the first half of fiscal 2022 compared to the same period of the prior year.

    The $86.5 million increase in cash used in investing activities primarily reflects timing differences associated with borrowings and payments for CHS Capital notes receivable balances during the first half of fiscal 2022 compared to the same period during fiscal 2021.

    The $128.1 million decrease in cash provided by financing activities primarily reflects decreased net cash inflows associated with our notes payable and long-term debt facilities as the funding of a $375.0 million Note Purchase Agreement occurred during the first half of fiscal 2021.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of February 28, 2022, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in MD&A in our Annual Report on Form 10-K for the year ended August 31, 2021, have not materially changed during the six months ended February 28, 2022.

Recent Accounting Pronouncements

    See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended February 28, 2022, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of February 28, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended February 28, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2021, except for the risk factors set forth below, which update certain risk factors included in our Annual Report on Form 10-K.

We are subject to political, economic, legal and other risks of doing business globally.

We are a global business and are exposed to risks associated with having global operations. These risks include, but are not limited to, risks relating to terrorism, war or civil unrest; changes in a country’s or region’s social, economic or political conditions; changes in local labor conditions and regulations; changes in safety and environmental regulations; changes in regulatory or legal environments; restrictions on currency exchange activities and currency exchange fluctuations; price and export controls or bans on commodities; taxes; doing business in countries or regions with inadequate infrastructure; and logistics challenges. In addition, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risk of adverse actions by local government authorities, such as unilateral or forced renegotiation, modification or nullification of existing agreements or expropriations.

In February 2022, Russia invaded Ukraine. The conflict has resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities and crude oil. In response to the conflict, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, have announced targeted economic sanctions on Russia and certain Russian citizens and enterprises, including several large banks. The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the United States, other NATO member states and other countries. In response, Russia announced export bans on various products, including agricultural commodities, through the end of calendar year 2022. Although we do not maintain operations in Russia, it is a significant source of fertilizer for global markets, including us. Such sanctions are expected to make it generally more expensive and difficult to do business in or with Russia, cause delays with respect to, or prevent, shipments of fertilizer to us, cause inflationary pressures on and impact our ability to purchase fertilizer, disrupt the execution of banking transactions with certain Russian financial institutions and result in volatility in foreign exchange rates and interest rates, all of which could have a material adverse effect on our business and operations.

We maintain operations in Ukraine, which is a key international grain originating region. Our operations in Ukraine have been dramatically disrupted because of the conflict. Some of our Ukrainian employees have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. The ongoing conflict could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. Although we do not have significant fixed assets or infrastructure in Ukraine, we continue to have grain inventory in various facilities in Ukraine. Our ability to access or otherwise use these grain inventories in our export business could be limited with the ongoing conflict and following Ukraine’s announcement to ban the export of wheat, oats and other staples.

In addition, the risk of cybersecurity incidents has increased in connection with the ongoing conflict between Russia and Ukraine. For example, the conflict has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. The proliferation of malware from the conflict into systems unrelated to the conflict, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

There is also no guarantee that the current conflict between Russia and Ukraine will not draw military or other intervention from additional countries, which could lead to a much larger conflict and/or additional sanctions imposed by the United States government and other governments that restrict business with specific persons, organizations or countries or with respect to certain products or services. If such escalation should occur or such sanctions are imposed, supply chain, trade routes and markets currently served by us could be adversely affected, which, in turn, could materially adversely affect our business operations and financial performance.

The consequences of any U.S. Securities and Exchange Commission ("SEC") or other governmental authority's investigation with respect to certain rail freight contracts purchased in connection with our North American grain marketing operations could have an adverse effect on our business.

We expect to provide an Offer of Settlement to the Staff of the SEC Division of Enforcement relating to an investigation principally involving intentional misconduct by a former employee in our rail freight trading operations who manipulated the quantity and mark-to-market valuation of railcars that were the subject of rail freight purchase contracts. The proposed settlement would be entered into by the Company pursuant to a proposed Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order (the "Proposed Order") without admitting or denying the SEC's findings and would resolve alleged violations of certain of the reporting, books and records and internal accounting controls provisions of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. Under the terms of the proposed settlement, we would not pay a civil penalty and would agree to not commit or cause any future violations of those federal securities laws and related rules and regulations. The Proposed Order also provides that in determining to accept the Offer of Settlement, the SEC considered our cooperation during the investigation and the remedial acts promptly undertaken by us. The proposed settlement is contingent upon approval by the Commissioners of the SEC, which cannot be assured. If the Commissioners of the SEC do not approve the settlement, we may need to enter into further discussions with the SEC regarding a disposition of this matter. As a result, there can be no assurance as to the specific type of disposition, including its impact on our business, prospects, reputation, financial condition, results of operations or cash flows. In addition, the expenses incurred in connection with any ongoing investigation by the SEC or any other governmental authority, and the diversion of the attention of our management that could occur as a result thereof, could adversely affect our business, financial condition, results of operations and/or cash flows.

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

CHS Inc.
(Registrant)

Date:	April 6, 2022	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer