Form 10-Q
period 2022-05-31
CHS INC
filed 2022-07-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	May 31, 2022
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$369,256	$413,159
Receivables	4,093,122	2,860,884
Inventories	4,451,695	3,334,675
Other current assets	2,061,475	1,390,233
Total current assets	10,975,548	7,998,951
Investments	4,023,095	3,669,111
Property, plant and equipment	4,685,638	4,810,005
Other assets	1,024,762	1,098,208
Total assets	$20,709,043	$17,576,275
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$2,028,859	$1,740,859
Current portion of long-term debt	161,308	38,450
Accounts payable	3,373,338	2,616,052
Accrued expenses	796,338	622,723
Other current liabilities	2,194,482	1,307,929
Total current liabilities	8,554,325	6,326,013
Long-term debt	1,800,779	1,579,911
Other liabilities	612,761	653,025
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,000,593	5,247,238
Accumulated other comprehensive loss	(240,076)	(216,391)
Capital reserves	2,710,344	1,713,976
Total CHS Inc. equities	9,734,899	9,008,861
Noncontrolling interests	6,279	8,465
Total equities	9,741,178	9,017,326
Total liabilities and equities	$20,709,043	$17,576,275

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(Dollars in thousands)
Revenues	$13,137,724	$10,929,976	$34,351,069	$27,965,778
Cost of goods sold	12,493,467	10,615,348	32,917,906	27,371,326
Gross profit	644,257	314,628	1,433,163	594,452
Marketing, general and administrative expenses	243,136	186,703	692,395	518,875
Operating earnings	401,121	127,925	740,768	75,577
Interest expense	32,099	28,992	80,705	82,897
Other income	(6,636)	(10,748)	(31,817)	(41,219)
Equity income from investments	(263,079)	(146,522)	(644,347)	(260,654)
Income before income taxes	638,737	256,203	1,336,227	294,553
Income tax expense (benefit)	62,492	(17,469)	89,143	(10,130)
Net income	576,245	273,672	1,247,084	304,683
Net (loss) income attributable to noncontrolling interests	(329)	81	(451)	(350)
Net income attributable to CHS Inc.	$576,574	$273,591	$1,247,535	$305,033

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$576,245	$273,672	$1,247,084	$304,683
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	4,485	3,888	12,834	11,402
Cash flow hedges	(25,257)	(4,991)	(34,951)	(3,881)
Foreign currency translation adjustment	2,551	8,218	(1,568)	11,060
Other comprehensive (loss) income, net of tax	(18,221)	7,115	(23,685)	18,581
Comprehensive income	558,024	280,787	1,223,399	323,264
Comprehensive (loss) income attributable to noncontrolling interests	(329)	81	(451)	(350)
Comprehensive income attributable to CHS Inc.	$558,353	$280,706	$1,223,850	$323,614

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,247,084	$304,683
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	399,562	401,657
Equity income from investments, net of distributions received	(345,846)	(128,635)
Provision for current expected credit losses	18,641	3,353
Deferred taxes	(51,522)	17,379
Other, net	(6,643)	(24,420)
Changes in operating assets and liabilities:
Receivables	(1,074,111)	(885,496)
Inventories	(1,117,020)	(763,675)
Accounts payable and accrued expenses	967,603	775,825
Other, net	(44,886)	(333,049)
Net cash used in operating activities	(7,138)	(632,378)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(207,455)	(238,774)
Proceeds from disposition of property, plant and equipment	8,127	17,039
Expenditures for major maintenance	(18,072)	(42,466)
Proceeds from sale of business	73,152	39,567
Changes in CHS Capital notes receivable, net	(200,380)	31,543
Financing extended to customers	(47,235)	(1,890)
Payments from customer financing	53,442	6,110
Other investing activities, net	(1,467)	11,362
Net cash used in investing activities	(339,888)	(177,509)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	19,077,600	26,618,429
Payments on notes payable, long-term debt and finance lease obligations	(18,401,162)	(25,381,437)
Preferred stock dividends paid	(126,501)	(126,501)
Redemptions of equities	(99,229)	(37,809)
Cash patronage dividends paid	(51,026)	(30,042)
Other financing activities, net	(43,736)	(30,634)
Net cash provided by financing activities	355,946	1,012,006
Effect of exchange rate changes on cash and cash equivalents	(11,311)	(451)
(Decrease) increase in cash and cash equivalents and restricted cash	(2,391)	201,668
Cash and cash equivalents and restricted cash at beginning of period	542,484	216,993
Cash and cash equivalents and restricted cash at end of period	$540,093	$418,661

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and nine months ended May 31, 2022 and 2021. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended May 31, 2022	(Dollars in thousands)
Energy	$2,529,311	$246,631	$—	$2,775,942
Ag	3,460,390	6,883,785	8,194	10,352,369
Corporate and Other	4,205	—	5,208	9,413
Total revenues	$5,993,906	$7,130,416	$13,402	$13,137,724

Three Months Ended May 31, 2021
Energy	$1,533,643	$171,155	$—	$1,704,798
Ag	2,810,389	6,389,677	16,138	9,216,204
Corporate and Other	3,929	—	5,045	8,974
Total revenues	$4,347,961	$6,560,832	$21,183	$10,929,976

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Nine Months Ended May 31, 2022	(Dollars in thousands)
Energy	$6,426,092	$681,836	$—	$7,107,928
Ag	8,056,676	19,139,417	21,466	27,217,559
Corporate and Other	11,785	—	13,797	25,582
Total revenues	$14,494,553	$19,821,253	$35,263	$34,351,069

Nine Months Ended May 31, 2021
Energy	$3,841,678	$493,125	$—	$4,334,803
Ag	5,324,396	18,232,235	43,187	23,599,818
Corporate and Other	14,925	—	16,232	31,157
Total revenues	$9,180,999	$18,725,360	$59,419	$27,965,778

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in the recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $17.1 million and $29.0 million as of May 31, 2022, and August 31, 2021, respectively.

Contract liabilities relate to advance payments from customers for goods and services that we have yet to provide. Contract liabilities of $544.8 million and $213.9 million as of May 31, 2022, and August 31, 2021, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended May 31, 2022 and 2021, we recognized revenues of $48.1 million and $34.2 million related to contract liabilities, respectively. For the nine months ended May 31, 2022 and 2021, we recognized revenues of $213.9 million and $126.2 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
Trade accounts receivable	$3,164,995	$2,047,198
CHS Capital short-term notes receivable	652,041	505,778
Other	404,352	451,630
Gross receivables	4,221,388	3,004,606
Less: allowances and reserves	128,266	143,722
Total receivables	$4,093,122	$2,860,884

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $50.3 million and $55.4 million as of May 31, 2022, and August 31, 2021, respectively. Long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of May 31, 2022, and August 31, 2021, commercial notes represented 49% and 28%, respectively, and producer notes represented 51% and 72%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of May 31, 2022, CHS Capital customers had additional available credit of $645.9 million. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of May 31, 2022, or August 31, 2021.

Note 4        Inventories

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
Grain and oilseed	$2,044,585	$1,435,544
Energy	577,360	762,317
Agronomy	1,439,716	958,548
Processed grain and oilseed	140,752	140,975
Other	249,282	37,291
Total inventories	$4,451,695	$3,334,675

    As of May 31, 2022, and August 31, 2021, we valued approximately 14% and 13%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $895.7 million and $359.2 million as of May 31, 2022, and August 31, 2021, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,916,993	$2,667,164
Ventura Foods, LLC	414,929	388,612
Ardent Mills, LLC	237,971	220,132
TEMCO, LLC	57,295	31,464
Other equity method investments	264,555	232,923
Other investments	131,352	128,816
Total investments	$4,023,095	$3,669,111

    Joint ventures and other investments, in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Industries Nitrogen, LLC ("CF Nitrogen"), Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills"), and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs, requiring an adjustment. We have approximately $788.7 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of May 31, 2022.

CF Nitrogen

    We have a $2.9 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 10% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for semiannual cash distributions.

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the nine months ended May 31, 2022 and 2021:

	Nine Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Net sales	$4,972,383	$2,116,040
Gross profit	2,682,653	565,067
Net earnings	2,641,425	524,071
Earnings attributable to CHS Inc.	497,289	118,477

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

The following table provides aggregate summarized unaudited financial information for our equity method investments in Ventura Foods, Ardent Mills and TEMCO for the nine months ended May 31, 2022 and 2021:

	Nine Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Net sales	$7,124,636	$7,471,759
Gross profit	850,417	741,461
Net earnings	439,502	363,988
Earnings attributable to CHS Inc.	105,869	116,436

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of May 31, 2022. The table below summarizes our notes payable as of May 31, 2022, and August 31, 2021:

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
Notes payable	$966,258	$864,147
CHS Capital notes payable	1,062,601	876,712
Total notes payable	$2,028,859	$1,740,859

    As of May 31, 2022, our primary line of credit was a five-year, unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. There were no borrowings outstanding on this facility as of May 31, 2022, and August 31, 2021.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $700.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of May 31, 2022, total availability under the Securitization Facility was $950.0 million, all of which had been utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can obtain repurchase agreement financing in an amount up to $150.0 million for subordinated notes issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. As of May 31, 2022, and August 31, 2021, the outstanding balance under the Repurchase Facility was $150.0 million.

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

The following table presents summarized long-term debt (including current portion) as of May 31, 2022, and August 31, 2021:

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
Private placement debt	$1,550,229	$1,552,974
Term loan	366,000	—
Finance lease obligations	46,684	36,034
Other notes and contracts payable	2,845	33,443
Deferred financing costs	(3,671)	(4,090)
Total long-term debt	1,962,087	1,618,361
Less current portion	161,308	38,450
Long-term portion	$1,800,779	$1,579,911

Interest expense for the three months ended May 31, 2022 and 2021, was $32.1 million and $29.0 million, respectively, net of capitalized interest of $0.9 million and $3.9 million, respectively. Interest expense for the nine months ended May 31, 2022 and 2021, was $80.7 million and $82.9 million, respectively, net of capitalized interest of $4.7 million and $6.0 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended May 31, 2022, was 9.8% compared to (6.8)% for the three months ended May 31, 2021. Our effective tax rate for the nine months ended May 31, 2022, was 6.7%, compared to (3.4)% for the nine months ended May 31, 2021. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity during the year.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $114.6 million and $114.3 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of May 31, 2022, and August 31, 2021, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the nine months ended May 31, 2022 and 2021, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year redemption estimates	12,221	—	—	—	—	—	—	12,221
Redemptions of equities	(9,824)	(318)	(2,079)	—	—	—	—	(12,221)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,023)	17	(64)	—	—	1,393	(841)	(518)
Net income (loss)	—	—	—	—	—	451,961	(18)	451,943
Other comprehensive loss, net of tax	—	—	—	—	(15,418)	—	—	(15,418)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(39,691)	—	(39,691)
Estimated 2022 equity redemptions	(79,382)	—	—	—	—	—	—	(79,382)
Balances, November 30, 2021	3,505,903	28,130	1,632,753	2,264,038	(231,809)	2,043,305	7,606	9,249,926
Reversal of prior year patronage and redemption estimates	5,264	—	(230,290)	—	—	260,120	—	35,094
Distribution of 2021 patronage refunds	—	—	231,371	—	—	(261,414)	—	(30,043)
Redemptions of equities	(4,228)	(20)	(1,016)	—	—	—	—	(5,264)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(5)	—	—	—	—	50	(599)	(554)
Net income (loss)	—	—	—	—	—	219,000	(104)	218,896
Other comprehensive income, net of tax	—	—	—	—	9,954	—	—	9,954
Estimated 2022 cash patronage refunds	—	—	—	—	—	(22,466)	—	(22,466)
Estimated 2022 equity redemptions	(44,932)	—	—	—	—	—	—	(44,932)
Balances, February 28, 2022	3,462,002	28,110	1,632,818	2,264,038	(221,855)	2,196,428	6,903	9,368,444
Reversal of prior year patronage and redemption estimates	81,731	—	—	—	—	20,170	—	101,901
Distribution of 2021 patronage refunds	—	—	4,205	—	—	(25,188)	—	(20,983)
Redemptions of equities	(78,616)	(90)	(3,038)	—	—	—	—	(81,744)
Other, net	(2,228)	(1)	(6,809)	—	—	1,105	(295)	(8,228)
Net income (loss)	—	—	—	—	—	576,574	(329)	576,245
Other comprehensive loss, net of tax	—	—	—	—	(18,221)	—	—	(18,221)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(58,745)	—	(58,745)
Estimated 2022 equity redemptions	(117,491)	—	—	—	—	—	—	(117,491)
Balances, May 31, 2022	$3,345,398	$28,019	$1,627,176	$2,264,038	$(240,076)	$2,710,344	$6,279	$9,741,178

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year redemption estimates	7,726	—	—	—	—	—	—	7,726
Redemptions of equities	(6,539)	(31)	(1,156)	—	—	—	—	(7,726)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(654)	(47)	(197)	—	—	(7,798)	35	(8,661)
Net income (loss)	—	—	—	—	—	69,671	(302)	69,369
Other comprehensive income, net of tax	—	—	—	—	8,917	—	—	8,917
Estimated 2021 cash patronage refunds	—	—	—	—	—	(9,304)	—	(9,304)
Estimated 2021 equity redemptions	(9,304)	—	—	—	—	—	—	(9,304)
Balances, November 30, 2020	3,715,416	28,649	1,407,343	2,264,038	(225,007)	1,586,382	9,035	8,785,856
Reversal of prior year patronage and redemption estimates	4,760	—	(211,970)	—	—	233,345	—	26,135
Distribution of 2020 patronage refunds	—	—	214,720	—	—	(236,136)	—	(21,416)
Redemptions of equities	(4,177)	(35)	(548)	—	—	—	—	(4,760)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(26)	—	(15)	—	—	1,068	(361)	666
Net loss	—	—	—	—	—	(38,229)	(129)	(38,358)
Other comprehensive income, net of tax	—	—	—	—	2,549	—	—	2,549
Estimated 2021 cash patronage refunds	—	—	—	—	—	5,639	—	5,639
Estimated 2021 equity redemptions	5,639	—	—	—	—	—	—	5,639
Balances, February 28, 2021	3,721,612	28,614	1,409,530	2,264,038	(222,458)	1,509,902	8,545	8,719,783
Reversal of prior year redemption estimates	15,514	—	5,000	—	—	8,625	—	29,139
Distribution of 2020 patronage refunds	—	—	7	—	—	(8,632)	—	(8,625)
Redemptions of equities	(19,275)	(35)	(6,013)	—	—	—	—	(25,323)
Other, net	(298)	43	58	—	—	(1,726)	(61)	(1,984)
Net income	—	—	—	—	—	273,591	81	273,672
Other comprehensive income, net of tax	—	—	—	—	7,115	—	—	7,115
Estimated 2021 cash patronage refunds	—	—	—	—	—	(21,292)	—	(21,292)
Estimated 2021 equity redemptions	(21,292)	—	—	—	—	—	—	(21,292)
Balances, May 31, 2021	$3,696,261	$28,622	$1,408,582	$2,264,038	$(215,343)	$1,760,468	$8,565	$8,951,193

Preferred Stock Dividends

    The following is a summary of dividends declared per share by series of preferred stock for the nine months ended May 31, 2022 and 2021. Due to the timing of dividend declarations during the fiscal year, no declarations were made during the three months ended May 31, 2022 and 2021.

		Nine Months Ended May 31,
	Nasdaq symbol	2022	2021
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended May 31, 2022 and 2021, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(83)	870	(9,983)	(9,196)
Amounts reclassified	5,064	(12,954)	—	(7,890)
Total other comprehensive income (loss), before tax	4,981	(12,084)	(9,983)	(17,086)
Tax effect	(1,213)	2,943	(62)	1,668
Other comprehensive income (loss), net of tax	3,768	(9,141)	(10,045)	(15,418)
Balance as of November 30, 2021, net of tax	(137,617)	(4,317)	(89,875)	(231,809)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	3,974	5,807	9,781
Amounts reclassified	6,056	(4,705)	—	1,351
Total other comprehensive income (loss), before tax	6,056	(731)	5,807	11,132
Tax effect	(1,475)	178	119	(1,178)
Other comprehensive income (loss), net of tax	4,581	(553)	5,926	9,954
Balance as of February 28, 2022, net of tax	(133,036)	(4,870)	(83,949)	(221,855)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	369	(39,169)	2,497	(36,303)
Amounts reclassified	5,560	5,782	—	11,342
Total other comprehensive income (loss), before tax	5,929	(33,387)	2,497	(24,961)
Tax effect	(1,444)	8,130	54	6,740
Other comprehensive income (loss), net of tax	4,485	(25,257)	2,551	(18,221)
Balance as of May 31, 2022, net of tax	$(128,551)	$(30,127)	$(81,398)	$(240,076)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(125)	14,506	3,629	18,010
Amounts reclassified	4,977	(12,284)	—	(7,307)
Total other comprehensive income, before tax	4,852	2,222	3,629	10,703
Tax effect	(1,207)	(553)	(26)	(1,786)
Other comprehensive income, net of tax	3,645	1,669	3,603	8,917
Balance as of November 30, 2020, net of tax	(156,035)	12,555	(81,527)	(225,007)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,929	(587)	2,342
Amounts reclassified	5,151	(3,673)	—	1,478
Total other comprehensive income (loss), before tax	5,151	(744)	(587)	3,820
Tax effect	(1,282)	185	(174)	(1,271)
Other comprehensive income (loss), net of tax	3,869	(559)	(761)	2,549
Balance as of February 28, 2021, net of tax	(152,166)	11,996	(82,288)	(222,458)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	112	(4,725)	8,398	3,785
Amounts reclassified	5,064	(1,919)	—	3,145
Total other comprehensive income (loss), before tax	5,176	(6,644)	8,398	6,930
Tax effect	(1,288)	1,653	(180)	185
Other comprehensive income (loss), net of tax	3,888	(4,991)	8,218	7,115
Balance as of May 31, 2021, net of tax	$(148,278)	$7,005	$(74,070)	$(215,343)

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

Note 9        Benefit Plans

    We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have nonqualified supplemental executive and Board of Directors retirement plans.

    Components of net periodic benefit costs for the three and nine months ended May 31, 2022 and 2021, are as follows:

	Three Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,569	$11,307	$232	$108	$249	$297
Interest cost	4,292	4,141	70	68	126	123
Expected return on assets	(10,990)	(10,910)	—	—	—	—
Prior service cost (credit) amortization	44	45	(29)	(28)	(111)	(111)
Actuarial loss (gain) amortization	5,852	5,447	120	53	(315)	(341)
Net periodic benefit cost (benefit)	$10,767	$10,030	$393	$201	$(51)	$(32)

	Nine Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$34,706	$33,921	$695	$325	$747	$890
Interest cost	12,875	12,422	211	205	377	369
Expected return on assets	(32,969)	(32,731)	—	—	—	—
Prior service cost (credit) amortization	131	134	(86)	(85)	(334)	(334)
Actuarial loss (gain) amortization	17,555	16,342	359	159	(944)	(1,024)
Net periodic benefit cost (benefit)	$32,298	$30,088	$1,179	$604	$(154)	$(99)

    The service cost component of defined benefit net periodic benefit cost is recorded in cost of goods sold and marketing, general and administrative expenses. The other components of net periodic benefit cost are recorded in other income.

Employer Contributions

    Any contributions made during fiscal 2022 will depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the nine months ended May 31, 2022, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2022.

Note 10        Segment Reporting

    We are an integrated agricultural cooperative, providing grain, foods and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into three reportable segments: Energy, Ag and Nitrogen Production.

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen and allocated expenses. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods and Ardent Mills are also included in our Corporate and Other category.

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our income before income taxes does not necessarily follow the same trend, due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseed, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, and general political and economic conditions.

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO. In our Nitrogen Production segment, this consists of our approximate 10% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information on these entities.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of individual business segments.

Segment information for the three and nine months ended May 31, 2022 and 2021, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$2,943,305	$10,359,992	$—	$11,215	$(176,788)	$13,137,724
Intersegment revenues	(167,363)	(7,623)	—	(1,802)	176,788	—
Revenues, net of intersegment revenues	$2,775,942	$10,352,369	$—	$9,413	$—	$13,137,724
Operating earnings (loss)	164,016	256,817	(14,480)	(5,232)	—	401,121
Interest expense	2,182	18,581	12,263	(257)	(670)	32,099
Other income	(485)	(10,221)	(258)	3,658	670	(6,636)
Equity income from investments	(922)	(25,231)	(204,697)	(32,229)	—	(263,079)
Income before income taxes	$163,241	$273,688	$178,212	$23,596	$—	$638,737

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$1,815,077	$9,222,597	$—	$10,842	$(118,540)	$10,929,976
Intersegment revenues	(110,279)	(6,393)	—	(1,868)	118,540	—
Revenues, net of intersegment revenues	$1,704,798	$9,216,204	$—	$8,974	$—	$10,929,976
Operating earnings (loss)	2,955	134,606	(8,799)	(837)	—	127,925
Interest expense	(333)	17,661	10,318	390	956	28,992
Other income	(636)	(6,331)	(308)	(2,517)	(956)	(10,748)
Equity income from investments	(1,035)	(16,855)	(65,444)	(63,188)	—	(146,522)
Income before income taxes	$4,959	$140,131	$46,635	$64,478	$—	$256,203

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$7,574,881	$27,239,897	$—	$32,060	$(495,769)	$34,351,069
Intersegment revenues	(466,953)	(22,338)	—	(6,478)	495,769	—
Revenues, net of intersegment revenues	$7,107,928	$27,217,559	$—	$25,582	$—	$34,351,069
Operating earnings (loss)	243,009	560,200	(35,525)	(26,916)	—	740,768
Interest expense	4,568	45,466	34,770	(3,073)	(1,026)	80,705
Other income	(1,217)	(37,320)	(2,058)	7,752	1,026	(31,817)
Equity income from investments	(3,604)	(63,240)	(497,289)	(80,214)	—	(644,347)
Income before income taxes	$243,262	$615,294	$429,052	$48,619	$—	$1,336,227
Total assets as of May 31, 2022	$4,357,274	$9,556,610	$2,930,538	$3,864,621	$—	$20,709,043

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$4,643,387	$23,615,087	$—	$38,370	$(331,066)	$27,965,778
Intersegment revenues	(308,584)	(15,269)	—	(7,213)	331,066	—
Revenues, net of intersegment revenues	$4,334,803	$23,599,818	$—	$31,157	$—	$27,965,778
Operating earnings (loss)	(120,879)	212,223	(24,661)	8,894	—	75,577
Interest expense	492	48,796	33,721	1,536	(1,648)	82,897
Other income	(2,108)	(29,784)	(2,175)	(8,800)	1,648	(41,219)
Equity income from investments	(2,355)	(43,974)	(118,477)	(95,848)	—	(260,654)
Income (loss) before income taxes	$(116,908)	$237,185	$62,270	$112,006	$—	$294,553

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

Derivatives Not Designated as Hedging Instruments

Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Condensed Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet-Offsetting. The following tables present the gross fair values of derivative assets, derivative liabilities and margin deposits (cash collateral) recorded on our Condensed Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP:

	May 31, 2022
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$762,167	$—	$21,015	$741,152
Foreign exchange derivatives	114,804	—	15,410	99,394
Embedded derivative asset	13,545	—	—	13,545
Total	$890,516	$—	$36,425	$854,091
Derivative Liabilities
Commodity derivatives	$609,663	$239	$22,590	$586,834
Foreign exchange derivatives	15,454	—	15,410	44
Total	$625,117	$239	$38,000	$586,878

	August 31, 2021
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative Assets
Commodity derivatives	$532,832	$—	$4,174	$528,658
Foreign exchange derivatives	19,429	—	5,582	13,847
Embedded derivative asset	16,488	—	—	16,488
Total	$568,749	$—	$9,756	$558,993
Derivative Liabilities
Commodity derivatives	$444,861	$2,485	$4,174	$438,202
Foreign exchange derivatives	8,506	—	5,582	2,924
Total	$453,367	$2,485	$9,756	$441,126

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2022, and August 31, 2021, was $29.3 million and $21.6 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of May 31, 2022, and August 31, 2021, was $3.6 million and $4.8 million, respectively.

    The majority of our derivative instruments have not been designated as hedging instruments. The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2022 and 2021:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2022	2021	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(324,965)	$(552,985)	$(905,400)	$(945,631)
Foreign exchange derivatives	Cost of goods sold	18,147	35,567	58,438	27,327
Foreign exchange derivatives	Marketing, general and administrative expenses	1,097	838	1,600	1,011
Embedded derivative	Other income	258	308	2,057	2,174
Total		$(305,463)	$(516,272)	$(843,305)	$(915,119)

Commodity Contracts

    As of May 31, 2022, and August 31, 2021, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	May 31, 2022		August 31, 2021
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	754,573	1,279,773	666,726	851,582
Energy products (barrels)	13,138	8,778	9,881	7,656
Processed grain and oilseed (tons)	1,050	4,475	559	3,418
Crop nutrients (tons)	74	3	66	12
Ocean freight (metric tons)	45	—	210	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure related to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.9 billion and $1.2 billion as of May 31, 2022, and August 31, 2021, respectively.

Embedded Derivative Asset

    Under the terms of our strategic investment in CF Nitrogen, if the credit rating of CF Industries is reduced below certain levels by two of three specified credit ratings agencies, we are entitled to receive a nonrefundable annual payment of $5.0 million from CF Industries. These payments will continue on an annual basis until the date that the credit rating of CF Industries is upgraded to above certain levels by two of the three specified credit ratings agencies or February 1, 2026, whichever is earlier.

    Since the credit rating of CF Industries was reduced below the specified levels during fiscal 2017, we have received an annual payment of $5.0 million from CF Industries. Gains totaling $2.1 million and $2.2 million were recognized in other income in our Condensed Consolidated Statements of Operations for the nine months ended May 31, 2022 and 2021, respectively. The fair value of the embedded derivative asset recorded on our Condensed Consolidated Balance Sheets as of May 31, 2022, was equal to $13.5 million. The current and long-term portions of the embedded derivative asset are included in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. See Note 12, Fair Value Measurements, for additional information regarding valuation of the embedded derivative asset.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of May 31, 2022, and August 31, 2021, the aggregate notional amounts of cash flow hedges were 6.1 million and 2.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2022	August 31, 2021	Balance Sheet Location	May 31, 2022	August 31, 2021
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$19,596	$11,874	Other current liabilities	$54,150	$1,001

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(Dollars in thousands)
Commodity derivatives	$(36,688)	$(7,590)	$(51,961)	$(7,700)

    The following table presents the pretax (losses) gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2022 and 2021:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain	2022	2021	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(5,482)	$2,329	$12,777	$19,084

Note 12        Fair Value Measurements

    ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine fair values of derivative instruments and certain other assets based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are unobservable inputs that are supported by little or no market activity for the assets or liabilities. Categorization within the valuation hierarchy is based on the lowest level of input significant to the fair value measurement.

    Recurring fair value measurements as of May 31, 2022, and August 31, 2021, are as follows:

	May 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,790	$779,973	$—	$781,763
Foreign exchange derivatives	—	114,804	—	114,804
Deferred compensation assets	47,435	—	—	47,435
Embedded derivative asset	—	13,545	—	13,545
Segregated investments and marketable securities	319,551	—	—	319,551
Other assets	5,965	—	—	5,965
Total	$374,741	$908,322	$—	$1,283,063
Liabilities
Commodity derivatives	$3,678	$660,134	$—	$663,812
Foreign exchange derivatives	—	15,454	—	15,454
Total	$3,678	$675,588	$—	$679,266

	August 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,453	$542,253	$—	$544,706
Foreign exchange derivatives	—	19,429	—	19,429
Deferred compensation assets	51,940	—	—	51,940
Embedded derivative asset	—	16,488	—	16,488
Segregated investments and marketable securities	99,837	—	—	99,837
Other assets	6,052	—	—	6,052
Total	$160,282	$578,170	$—	$738,452
Liabilities
Commodity derivatives	$1,615	$444,247	$—	$445,862
Foreign exchange derivatives	—	8,506	—	8,506
Total	$1,615	$452,753	$—	$454,368

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

Embedded derivative asset. The embedded derivative asset relates to contingent payments inherent to our investment in CF Nitrogen. The inputs used in the fair value measurement include the probability of future upgrades and downgrades of the credit rating of CF Industries based on historical credit rating movements of other public companies and the discount rates applied to potential annual payments based on applicable historical and current yield coupon rates. Based on these observable inputs, our fair value measurement is classified within Level 2. See Note 11, Derivative Financial Instruments and Hedging Activities, for additional information.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $213.0 million were outstanding on May 31, 2022. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2022.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of May 31, 2022, and August 31, 2021, are as follows:

	May 31, 2022	August 31, 2021
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$880,836	$559,056
Margin and related deposits	425,943	336,397
Supplier advance payments	386,174	194,706
Restricted cash	170,837	129,325
Other	197,685	170,749
Total other current assets	$2,061,475	$1,390,233
Other current liabilities
Customer margin deposits and credit balances	$383,743	$269,114
Customer advance payments	771,540	439,293
Derivative liabilities (Note 11)	675,708	449,522
Dividends and equity payable	363,491	150,000
Total other current liabilities	$2,194,482	$1,307,929

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our condensed consolidated financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2022 Third Quarter Highlights
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

Overview

    CHS Inc. ("CHS") is a diversified company that provides grain, food, agronomy and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders who own our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We operate in the following three reportable segments:

•Energy. Produces and provides primarily for the wholesale distribution and transportation of petroleum products.
•Ag. Purchases and further processes or resells grain and oilseed originated by our country operations business, by our member cooperatives and by third parties, and also serves as a wholesaler and retailer of agronomy products.
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

    Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grain, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, and general political and/or economic conditions.

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

Fiscal 2022 Third Quarter Highlights

•Robust global demand, coupled with increased market volatility, resulted in higher commodity prices and improved earnings.
•Our processing and wholesale agronomy product categories drove significantly improved earnings in our Ag segment.
•Higher refining margins in our Energy segment resulted from supply and demand factors, including trade flow disruptions caused by the Russian invasion of Ukraine and higher global demand for energy products as consumption outpaced supply.
•Equity method investments continue to perform well and represent a significant portion of our earnings with our CF Nitrogen investment being the largest contributor. The CF Nitrogen investment delivered improved earnings as a result of market conditions driven by strong global demand for urea and urea ammonium nitrate ("UAN").

Fiscal 2022 Trends Update

Our Energy and Ag segments operate in cyclical environments in which unforeseen market conditions can have significant positive or negative impacts. For example, we have experienced and anticipate continued effects of inflation on costs such as labor, freight and materials. In response to global inflationary pressures, the U.S. Federal Reserve and other foreign equivalents have started raising interest rates, which has resulted in uncertainty and volatility in global financial markets. Additionally, the Russian invasion of Ukraine in February 2022 has resulted in significant uncertainty and instability in global commodities markets, including agricultural commodities and crude oil. Ukraine is a key international grain originating country in which we operate. Our operations in Ukraine have been dramatically disrupted because of the war and some of our Ukrainian employees have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. Although we do not have significant fixed assets or infrastructure in Ukraine, we continue to have grain inventory in various facilities in Ukraine. As a result of the war and related export bans that were put in place by the Ukrainian government in March 2022, our ability to access grain inventories in Ukraine has been limited and has resulted in an impairment of a portion of those grain inventories. We were able to sell limited amounts of Ukrainian inventory during the third quarter of fiscal 2022, which reduced our inventory position to approximately $22.5 million as of May 31, 2022. Refer to Item 1A of Part II of this Quarterly Report on Form 10-Q for additional considerations of the risks this war may continue to have on our business operations and financial performance.

We continue to navigate the lingering effects of COVID-19. Most of the measures taken to mitigate the spread of COVID-19 have been eased; however, additional variants, the effectiveness of vaccines and other efforts to respond to COVID-19 in the United States and globally could continue to impact the profitability of our businesses and/or the need to assess for potential impairments. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2021, for additional considerations of risks COVID-19 may continue to have on our business, liquidity, capital resources and financial results.

The energy industry continues to experience improved crack spreads and maintain higher volumes compared to the lows experienced during the early stages of the COVID-19 pandemic, which began in the second quarter of fiscal 2020 and significantly reduced our profitability in fiscal 2021. At the same time, the cost of renewable energy credits remains higher than historical levels, which continued to negatively impact our profitability during the third quarter of fiscal 2022. Russia's invasion of Ukraine has also resulted in significant volatility in crude oil prices as sanctions have limited crude oil supply in global markets and disrupted trade flows for energy products. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts; however, we expect uncertainty and volatility to continue in the energy industry for the remainder of fiscal 2022, which could significantly impact our earnings.

    Although challenges remain, the U.S. agricultural industry has experienced continued strong demand for grain and oilseed commodities, which has resulted in improved commodity prices. In addition, due to decreased global supply and strong global demand for fertilizer and related products, the current improved profitability could continue in our Ag and Nitrogen Production segments through the remainder of fiscal 2022 until supply becomes more balanced with the current strong demand. However, unforeseen global market conditions can positively or negatively impact agricultural commodity prices and volumes sold. We are unable to predict these conditions or the severity of the impact such conditions could have on our pricing and volumes. In addition to global supply and demand impacts, regional factors such as unpredictable weather conditions, including those due to climate change, could impact our operations. For example, unfavorable weather events and conditions experienced in fiscal 2021, including the effects of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, and drought conditions experienced in portions of our trade territory, have negatively impacted our revenues, margins and cash flows from core operations during fiscal 2022. As with others in our industry, we are seeing significantly higher freight costs that are the result of inflation and logistical challenges in the shipping industry, and we expect these challenges to continue for the remainder of fiscal 2022. Additionally, unforeseen global market conditions with negative impacts remain a risk that could put pressure on asset valuations in our Ag segment.

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

Operating Metrics

Energy

    Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	106,658	94,854	104,090	94,758
All other crude oil	72,915	69,156	72,359	61,893
Other feedstocks and blendstocks	11,436	12,917	14,007	13,496
Total refinery throughput volumes	191,009	176,927	190,456	170,147
Refined fuel yields
Gasolines	87,174	89,297	89,602	83,723
Distillates	85,078	65,841	82,396	66,859

    We are subject to the Renewable Fuel Standard, which requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2022, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2022. The RVO for calendar year 2020 is lower than was previously issued, and the RVO for calendar year 2021 is lower than anticipated as a result of lower demand for refined fuels that occurred during calendar year 2021 due to the COVID-19 pandemic. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. The price of RINs can be volatile, which can positively or negatively impact our profitability. The prices for D6 ethanol RINs and D4 ethanol RINs during the third quarter of fiscal 2022 compared to the same period of the prior year decreased by 2% and increased by 15%, respectively. Estimates of our RIN expense are calculated using an average RIN price each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by the supply and demand of refined products. Crack spreads and the WCS crude oil discounts both increased during the three and nine months ended May 31, 2022 and 2021, compared to the same period during the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and discounts that impact our Energy segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Market indicators
WTI crude oil (dollars per barrel)	$106.39	$63.07	$88.54	$52.00
WTI - WCS crude oil discount (dollars per barrel)	$12.98	$11.00	$14.03	$10.90
Group 3 2:1:1 crack spread (dollars per barrel)*	$38.86	$20.27	$24.93	$13.49
Group 3 5:3:2 crack spread (dollars per barrel)*	$36.30	$20.38	$23.70	$13.28
D6 ethanol RIN (dollars per RIN)	$1.3176	$1.3496	$1.1995	$0.9242
D4 ethanol RIN (dollars per RIN)	$1.6443	$1.4342	$1.5175	$1.0928
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and nine months ended May 31, 2022 and 2021:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2022	2021	2022	2021
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$7.74	$6.54	$6.34	$5.27
Soybeans (dollars per bushel)	Chicago Board of Trade	$16.70	$15.13	$14.18	$13.20
Wheat (dollars per bushel)	Chicago Board of Trade	$10.46	$6.75	$8.74	$6.38
Urea (dollars per ton)	Green Markets NOLA	$745.00	$376.00	$688.00	$298.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$615.04	$295.68	$539.52	$189.76
Ethanol (dollars per gallon)	Chicago Platts	$2.62	$2.16	$2.62	$1.72

Volumes
Grain and oilseed (thousands of bushels)		575,827	685,761	1,674,894	2,099,623
North American grain and oilseed port throughput (thousands of bushels)		176,773	199,246	536,695	736,612
Wholesale crop nutrients (thousands of tons)		1,750	2,857	4,949	6,265
Ethanol (thousands of gallons)		234,679	221,125	687,280	660,043
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended May 31, 2022 and 2021

	Three Months Ended May 31,
	2022	% of Revenues*	2021	% of Revenues*
	(Dollars in thousands)
Revenues	$13,137,724	100.0%	$10,929,976	100.0%
Cost of goods sold	12,493,467	95.1	10,615,348	97.1
Gross profit	644,257	4.9	314,628	2.9
Marketing, general and administrative expenses	243,136	1.9	186,703	1.7
Operating earnings	401,121	3.1	127,925	1.2
Interest expense	32,099	0.2	28,992	0.3
Other income	(6,636)	(0.1)	(10,748)	(0.1)
Equity income from investments	(263,079)	(2.0)	(146,522)	(1.3)
Income before income taxes	638,737	4.9	256,203	2.3
Income tax expense (benefit)	62,492	0.5	(17,469)	(0.2)
Net income	576,245	4.4	273,672	2.5
Net income (loss) attributable to noncontrolling interests	(329)	—	81	—
Net income attributable to CHS Inc.	$576,574	4.4%	$273,591	2.5%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended May 31, 2022. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$163,241	$4,959	$158,282	3,191.8%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended May 31, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil discounts reflect higher global demand and improved market conditions in our refined fuels business, which contributed to a $283.6 million increase of IBIT.
•Increased margins due to higher crack spreads and WCS crude oil discounts were partially offset by hedging-related losses and other increased costs in our refined fuels business, including higher RIN and natural gas prices due to market conditions.
•Increased margins were also partially offset by reduced volumes of refined fuels that resulted from a later and more compressed planting season compared to the prior year.

Ag

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$273,688	$140,131	$133,557	95.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended May 31, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins of $130.7 million in our oilseed processing product category resulted from strong meal and oil demand during the third quarter of fiscal 2022 and $70.4 million in our wholesale agronomy product category resulted from global market conditions and global supply disruptions during the third quarter of fiscal 2022.
•Increased oilseed processing and wholesale agronomy margins were partially offset by decreased margins for our feed and farm supplies and grain and oilseed product categories, which declined as a result of less favorable pricing and global market conditions, respectively.

All Other Segments

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$178,212	$46,635	$131,577	282.1%
Corporate and Other IBIT	$23,596	$64,478	$(40,882)	(63.4)%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT increased as a result of higher equity income attributed to increased sale prices of urea and UAN, which was partially offset by increased natural gas costs. Corporate and Other IBIT decreased primarily due to higher performance-based incentive compensation accruals associated with improved financial results compared to the prior year and decreased equity earnings from our Ventura Foods, LLC, investment as a result of more favorable market conditions experienced during the prior year as COVID-19 restrictions began to ease.

Revenues by Segment

Energy

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,775,942	$1,704,798	$1,071,144	62.8%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended May 31, 2022, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Increased selling prices resulting from global market conditions contributed to a $1.0 billion increase in revenues for refined fuels and a $78.6 million increase in revenues for propane.
•Lower refined fuels volumes contributed to a $42.9 million decrease in revenues driven by lower demand due to a later and more compressed planting season compared to the same period of the prior year, which was partially offset by increased volumes of propane.

Ag

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$10,352,369	$9,216,204	$1,136,165	12.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended May 31, 2022, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing attributed to market-driven price increases across most of our Ag segment product categories during the third quarter of fiscal 2022, including:
◦$1.3 billion increase for grain and oilseed driven by increased global demand;
◦$771.7 million increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$142.1 million increase for oilseed processing due to strong meal and oil demand; and
◦$113.8 million increase for renewable fuels resulting from high demand.
•Decreased volumes of grain and oilseed contributed to a $969.1 million decrease in revenues. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued, and lower crop yields due to drought conditions experienced in portions of our trade territory in North America.
•The grain and oilseed volume decrease was partially offset by the net impact of volumes across most of our other Ag segment product categories, including increased volumes of feed and farm supplies during the spring planting season, increased volumes of processed oilseed and renewable fuels resulting from global market conditions and decreased volumes of wholesale agronomy products due to less favorable weather conditions during the spring planting and application season of fiscal 2022 compared to the prior year.

All Other Segments

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$9,413	$8,974	$439	4.9%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    There were no significant changes to revenues in Corporate and Other during the three months ended May 31, 2022, compared to the same period during the prior year.

Cost of Goods Sold by Segment

Energy

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,533,135	$1,649,905	$883,230	53.5%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended May 31, 2022, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Increased costs for refined fuels contributed to a $834.7 million increase in COGS driven by global market conditions.
•Higher costs for propane as a result of global market conditions and reversal of unrealized hedging-related gains from the prior fiscal year resulted in a $65.9 million increase of COGS.
•Lower volumes of refined fuels contributed to a $41.6 million decrease in COGS driven by lower demand due to a later and more compressed planting season compared to the same period of the prior year, which was partially offset by increased volumes of propane.

Ag

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$9,960,631	$8,967,297	$993,334	11.1%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended May 31, 2022, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs attributed to market-driven price increases across most of our Ag segment product categories during the third quarter of fiscal 2022, including:
◦$1.3 billion increase for grain and oilseed driven by increased global demand;
◦$701.3 million increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions; and
◦$115.3 million increase for renewable fuels resulting from high demand driving higher prices.
•Decreased volumes of grain and oilseed contributed to a $963.6 million decrease in COGS. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued, and lower crop yields due to drought conditions experienced in portions of our trade territory in North America.
•The grain and oilseed volume decrease was partially offset by the net impact of volumes across most of our other Ag segment product categories, including increased volumes of feed and farm supplies during the spring planting season, increased volumes of processed oilseed and renewable fuels resulting from global market conditions and decreased volumes of wholesale agronomy products due to less favorable weather conditions during the spring planting and application season of fiscal 2022 compared to the prior year.

All Other Segments

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$428	$425	$3	0.7%
Corporate and Other COGS	$(727)	$(2,279)	$1,552	68.1%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended May 31, 2022, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$243,136	$186,703	$56,433	30.2%

    Marketing, general and administrative expenses increased during the three months ended May 31, 2022, primarily due to higher performance-based incentive compensation accruals driven by improved financial results in comparison to the prior year, as well as increased external consulting expenses for projects such as our enterprise resource planning system implementation and strategic adjustments to our operating model.

Interest Expense

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest expense	$32,099	$28,992	$3,107	10.7%

    Interest expense increased during the three months ended May 31, 2022, as a result of higher interest rates compared to the same period of the prior year.

Other Income

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Other income	$6,636	$10,748	$(4,112)	(38.3)%

    Other income decreased during the three months ended May 31, 2022, primarily due to investment gains during the third quarter of the prior year that did not reoccur during the current year.

Equity Income from Investments

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$263,079	$146,522	$116,557	79.5%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended May 31, 2022, compared to the same period during the prior year, primarily due to higher income associated with our equity method investment in CF Nitrogen. CF Nitrogen experienced increased sale prices of urea and UAN due to strong global demand and decreased global supply.

Income Tax Expense (Benefit)

	Three Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$62,492	$(17,469)	$79,961	457.7%

    Increased income tax expense during the three months ended May 31, 2022, resulted from increased earnings during the third quarter of fiscal 2022. Effective tax rates for the three months ended May 31, 2022 and 2021, were 9.8% and (6.8)%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.4% and 24.9% for the three months ended May 31, 2022 and 2021, respectively. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

Nine Months Ended May 31, 2022 and 2021

	Nine Months Ended May 31,
	2022	% of Revenues*	2021	% of Revenues*
	(Dollars in thousands)
Revenues	$34,351,069	100.0%	$27,965,778	100.0%
Cost of goods sold	32,917,906	95.8	27,371,326	97.9
Gross profit	1,433,163	4.2	594,452	2.1
Marketing, general and administrative expenses	692,395	2.0	518,875	1.9
Operating earnings	740,768	2.2	75,577	0.3
Interest expense	80,705	0.2	82,897	0.3
Other income	(31,817)	(0.1)	(41,219)	(0.1)
Equity income from investments	(644,347)	(1.9)	(260,654)	(0.9)
Income before income taxes	1,336,227	3.9	294,553	1.1
Income tax expense (benefit)	89,143	0.3	(10,130)	—
Net income	1,247,084	3.6	304,683	1.1
Net loss attributable to noncontrolling interests	(451)	—	(350)	—
Net income attributable to CHS Inc.	$1,247,535	3.6%	$305,033	1.1%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the nine months ended May 31, 2022. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$243,262	$(116,908)	$360,170	308.1%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the nine months ended May 31, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil discounts reflect improved market conditions in our refined fuels business and contributed to a $557.9 million increase of IBIT.
•Increased margins due to higher crack spreads and WCS crude oil discounts were partially offset by hedging-related losses and other increased costs for refined fuels, including higher RIN and natural gas prices due to market conditions.
•Lower propane margins resulting from the reversal of unrealized hedging-related gains from the prior year during fiscal 2022 also partially offset the improved earnings in our refined fuels business.

Ag

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$615,294	$237,185	$378,109	159.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the nine months ended May 31, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins across all our Ag segment product categories, including:
◦$208.2 million increase for oilseed processing as a result of strong meal and oil demand;
◦$171.7 million increase for wholesale agronomy products, which resulted from strong global market demand and global supply disruptions;
◦$72.0 million increase for feed and farm supplies due to strong demand and global supply disruptions; and
◦$55.2 million increase for grain and oilseed that resulted primarily from mark-to-market changes associated with our commodity derivatives, including lower unrealized losses.
•Decreased volumes due to supply chain constraints, less crop-drying activity and less favorable weather conditions during the planting and application season during fiscal 2022 resulted in a $84.5 million decrease for feed and farm supplies.
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

All Other Segments

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$429,052	$62,270	$366,782	589.0%
Corporate and Other IBIT	$48,619	$112,006	$(63,387)	(56.6)%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT increased as a result of higher equity income attributed to increased sale prices of urea and UAN, which was partially offset by higher natural gas costs. Corporate and Other IBIT decreased primarily due to higher performance-based incentive compensation accruals associated with improved results in comparison to the prior year.

Revenues by Segment

Energy

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,107,928	$4,334,803	$2,773,125	64.0%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the nine months ended May 31, 2022, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Increased selling prices for refined fuels due to global market conditions contributed to $2.4 billion greater revenues.
•Increased selling prices for propane as a result of global market conditions during the nine months ended May 31, 2022, also positively impacted revenues by $351.5 million.

Ag

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$27,217,559	$23,599,818	$3,617,741	15.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the nine months ended May 31, 2022, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing attributed to market-driven price increases across all of our Ag segment product categories, including:
◦$3.8 billion increase in revenues for grain and oilseed driven by increased global demand;
◦$2.0 billion increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$986.9 million increase for feed and farm supplies due to strong demand and constrained supply;
◦$654.4 million increase for renewable fuels resulting from high demand driving higher prices; and
◦$448.1 million increase for oilseed processing due to strong meal and oil demand.
•Lower volumes of grain and oilseed contributed to a $3.5 billion decrease in revenues. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued; a business model change at our TEMCO, LLC ("TEMCO"), equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during the current period on certain transactions associated with TEMCO; lower crop yields due to drought conditions experienced in portions of our North American trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•The remaining volume decrease was experienced across most of our other Ag segment product categories, including a $591.7 million decrease for feed and farm supplies due to supply chain constraints, less crop-drying activity and less favorable weather conditions during the spring planting and application season compared to the prior year.

All Other Segments

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$25,582	$31,157	$(5,575)	(17.9)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues decreased during the nine months ended May 31, 2022, compared to the same period during the prior year primarily as a result of decreased revenues in our hedging business due to lower commissions from hedging activities.

Cost of Goods Sold by Segment

Energy

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,665,612	$4,310,992	$2,354,620	54.6%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the nine months ended May 31, 2022, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Increased costs for refined fuels resulting from global market conditions contributed to $1.9 billion increase in COGS.
•Higher costs for propane as a result of global market conditions and unrealized hedging-related losses resulted in a $361.8 million increase in COGS.

Ag

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$26,256,104	$23,068,732	$3,187,372	13.8%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the nine months ended May 31, 2022, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs attributed to market-driven price increases across all our Ag segment product categories, including:
◦$3.7 billion increase for grain and oilseed driven by increased global demand;
◦$1.9 billion increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$914.9 million increase for feed and farm supplies due to strong demand and constrained supply;
◦$617.3 million increase for renewable fuels resulting from high demand driving higher prices; and
◦$239.9 million increase for oilseed processing due to strong meal and oil demand.
•Lower volumes of grain and oilseed contributed to a $3.4 billion decrease in COGS. The decreased volumes resulted from a combination of factors, including the comparable period of the prior year experiencing elevated volumes following the Phase One trade agreement with China, which has since plateaued; a business model change at our TEMCO equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during the current period on certain transactions associated with TEMCO; lower crop yields due to drought conditions experienced in portions of our North American trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•The remaining volume decrease was experienced across most of our other Ag segment product categories, including a $507.1 million decrease for feed and farm supplies due to supply chain constraints, less crop-drying activity and timing differences associated with earlier spring demand during the prior year.

All Other Segments

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,256	$1,268	$(12)	(0.9)%
Corporate and Other COGS	$(5,066)	$(9,666)	$4,600	47.6%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the nine months ended May 31, 2022, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$692,395	$518,875	$173,520	33.4%

    Marketing, general and administrative expenses increased during the nine months ended May 31, 2022, primarily due to higher performance-based incentive compensation accruals driven by improved financial results in comparison to the prior year, as well as increased external consulting expenses for projects such as our enterprise resource planning system implementation and strategic adjustments to our operating model.

Interest Expense

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest expense	$80,705	$82,897	$(2,192)	(2.6)%

    Interest expense decreased during the nine months ended May 31, 2022, as a result of lower notes payable balances compared to the same period of the prior year.

Other Income

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Other income	$31,817	$41,219	$(9,402)	(22.8)%

    Other income decreased during the nine months ended May 31, 2022, primarily due to investment gains during the prior year that did not reoccur during the current year.

Equity Income from Investments

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$644,347	$260,654	$383,693	147.2%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the nine months ended May 31, 2022, compared to the same period during the prior year, primarily due to increased income associated with our equity method investment in CF Nitrogen. CF Nitrogen experienced increased sale prices of urea and UAN due to strong global demand and decreased global supply.

Income Tax Expense (Benefit)

	Nine Months Ended May 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$89,143	$(10,130)	$99,273	980.0%

    Increased income tax expense during the nine months ended May 31, 2022, primarily resulted from increased earnings during the first nine months of fiscal 2022. Effective tax rates for the nine months ended May 31, 2022 and 2021, were 6.7% and (3.4)%, respectively. Federal and state statutory rates applied to nonpatronage business activity were 24.4% and 24.9% for the nine months ended May 31, 2022 and 2021, respectively. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

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

	May 31, 2022	August 31, 2021
	(Dollars in thousands)
Cash and cash equivalents	$369,256	$413,159
Notes payable	2,028,859	1,740,859
Long-term debt including current maturities	1,962,087	1,618,361
Total equities	9,741,178	9,017,326
Working capital	2,421,223	1,672,938
Current ratio*	1.3	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through a combination of cash flows from operations supplemented with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facility relating thereto. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2022:

•Capital expenditures. We expect total capital expenditures for fiscal 2022 to be approximately $494.6 million compared to capital expenditures of $317.8 million in fiscal 2021. During the nine months ended May 31, 2022, we acquired $207.5 million of property, plant and equipment.
•Debt and interest. We expect to repay approximately $38.5 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $71.5 million during fiscal 2022. During the nine months ended May 31, 2022, we repaid $30.6 million of scheduled long-term debt maturities.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of May 31, 2022. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2022. Dividends paid on our preferred stock during the nine months ended May 31, 2022, were $126.5 million.
•Patronage. Our Board of Directors has authorized approximately $51.5 million of our fiscal 2021 patronage-sourced earnings to be paid to our member-owners during fiscal 2022. During the nine months ended May 31, 2022, we distributed $51.0 million of cash patronage related to the year ended August 31, 2021.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of $115.0 million to be distributed in fiscal 2022 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the nine months ended May 31, 2022, we redeemed $99.2 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2022. Based on our current fiscal 2022 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities and believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of May 31, 2022, and August 31, 2021, was as follows:

	May 31, 2022	August 31, 2021	Change
	(Dollars in thousands)
Current assets	$10,975,548	$7,998,951	$2,976,597
Less current liabilities	8,554,325	6,326,013	2,228,312
Working capital	$2,421,223	$1,672,938	$748,285

As of May 31, 2022, working capital increased by $748.3 million compared with August 31, 2021. Current asset balance changes increased working capital by $3.0 billion, primarily driven by increases in receivables and inventories, which were driven by higher commodity prices and seasonality in our business. Current liability balance changes decreased working capital by $2.2 billion, primarily due to increases in notes payable, accounts payable and customer advance payments, which were also driven by higher commodity prices and seasonality in our business.

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

Cash Flows

    The following table presents summarized cash flow data for the nine months ended May 31, 2022 and 2021:

	Nine Months Ended May 31,
	2022	2021	Change
	(Dollars in thousands)
Net cash used in operating activities	$(7,138)	$(632,378)	$625,240
Net cash used in investing activities	(339,888)	(177,509)	(162,379)
Net cash provided by financing activities	355,946	1,012,006	(656,060)
Effect of exchange rate changes on cash and cash equivalents	(11,311)	(451)	(10,860)
(Decrease) increase in cash and cash equivalents and restricted cash	$(2,391)	$201,668	$(204,059)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $625.2 million decrease in cash used in operating activities primarily reflects increased net income during the first nine months of fiscal 2022 compared to the same period during fiscal 2021.

    The $162.4 million increase in cash used in investing activities primarily reflects timing differences associated with borrowings and payments for CHS Capital notes receivable balances during the first nine months of fiscal 2022 compared to the same period during fiscal 2021.

    The $656.1 million decrease in cash provided by financing activities primarily reflects decreased net cash inflows associated with our notes payable primarily due to paying off our committed revolving credit facility in the third quarter of fiscal 2022 and to a lesser extent decreased net cash inflows associated with our long-term debt facilities as the funding of a $375.0 million Note Purchase Agreement occurred during the first nine months of fiscal 2021.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of May 31, 2022, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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
(b) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2, accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month benchmark interest rate plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.
(c) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3, accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month benchmark interest rate plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.
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
(e) The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2002 through 2010.
(f) Shares of Class B Cumulative Redeemable Preferred Stock, Series 1, were issued on September 26, 2013, August 25, 2014, March 31, 2016, and March 30, 2017.

Critical Accounting Policies

    Other than as described within the Significant Accounting Policies section of Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our critical accounting policies as presented in MD&A in our Annual Report on Form 10-K for the year ended August 31, 2021, have not materially changed during the nine months ended May 31, 2022.

Recent Accounting Pronouncements

    See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that apply to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended May 31, 2022, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of May 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended May 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In February 2022, Russia invaded Ukraine. The war resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities and crude oil. In response to the war, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, announced economic sanctions targeting Russia and certain Russian citizens and enterprises, including several large banks. The continuation of the war may trigger a series of additional economic and other sanctions enacted by the United States, other NATO member states and other countries. In response, Russia announced export bans on various products, including agricultural commodities, through the end of calendar year 2022. Although we do not maintain operations in Russia, it is a significant source of fertilizer for global markets. Such sanctions have caused inflationary pressures and impacted our ability to purchase fertilizer in the global market. If our ability to purchase fertilizer in the global market continues to be impacted by those sanctions or by other factors, it could have a material adverse effect on our business and operations.

We maintain operations in Ukraine, which is a key international grain originating region. Our operations in Ukraine have been dramatically disrupted because of the war. Some of our Ukrainian employees have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. Although we do not have significant fixed assets or infrastructure in Ukraine, we continue to have grain inventory in various facilities in Ukraine. As a result of the war and related export bans on wheat, oats and other staples that were put in place by the Ukrainian government in March 2022, our ability to access or otherwise use these grain inventories in our export business has been limited and is expected to continue to be limited throughout the war.

In addition, the risk of cybersecurity incidents has increased in connection with the ongoing war between Russia and Ukraine. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. The proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

The current war between Russia and Ukraine could draw military or other intervention from additional countries, which could lead to a much larger war and/or additional sanctions imposed by the United States government and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services.

If such escalation should occur or such sanctions are imposed, supply chain, trade routes and markets currently served by us could be adversely affected, which in turn could materially adversely affect our business operations and financial performance.

The consequences of any U.S. Securities and Exchange Commission ("SEC") or other governmental authority's investigation with respect to certain rail freight contracts purchased in connection with our North American grain marketing operations could have an adverse effect on our business.

We have provided an Offer of Settlement to the Staff of the SEC Division of Enforcement relating to an investigation principally involving intentional misconduct by a former employee in our rail freight trading operations who manipulated the quantity and mark-to-market valuation of railcars that were the subject of rail freight purchase contracts. The proposed settlement would be entered into by us pursuant to a proposed Order Instituting Cease-and-Desist Proceedings, Making Findings, and Imposing a Cease-and-Desist Order (the "Proposed Order") without admitting or denying the SEC's findings and would resolve alleged violations of certain of the reporting, books and records and internal accounting controls provisions of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. Under the terms of the proposed settlement, we would not pay a civil penalty and would agree to not commit or cause any future violations of those federal securities laws and related rules and regulations. The Proposed Order also provides that in determining to accept the Offer of Settlement, the SEC considered our cooperation during the investigation and the remedial acts promptly undertaken by us. The proposed settlement is contingent upon approval by the Commissioners of the SEC, which cannot be assured. If the Commissioners of the SEC do not approve the settlement, we may need to enter into further discussions with the SEC regarding a disposition of this matter. As a result, there can be no assurance as to the specific type of disposition, including its impact on our business, prospects, reputation, financial condition, results of operations or cash flows. In addition, the expenses incurred in connection with any ongoing investigation by the SEC or any other governmental authority, and diversion of the attention of our management that could occur as a result thereof, could adversely affect our business, financial condition, results of operations and/or cash flows.

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

CHS Inc.
(Registrant)

Date:	July 7, 2022	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President and Chief Financial Officer