Form 10-K
period 2022-08-31
CHS INC
filed 2022-11-02
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

    CHS Inc. (referred to herein as "CHS," "we," "us" or "our") is the nation's leading integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other nonmember customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grains and oilseeds, processed grains and oilseeds, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2022, our total revenues were $47.8 billion and net income attributable to CHS was $1.7 billion.

    We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, soybean refined oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses. Our other business operations, primarily our financing and hedging businesses, are included in Corporate and Other because of the nature of their products and services, as well as the relative amount of revenues from those businesses. In addition, our nonconsolidated food production and distribution joint venture, Ventura Foods, LLC ("Ventura Foods"), and our nonconsolidated wheat milling joint venture, Ardent Mills, LLC ("Ardent Mills"), are included in Corporate and Other. For the year ended August 31, 2021, our equity method investment in Ventura Foods was reported separately as our Foods segment. Segment results and balances prior to fiscal 2022 have been recast to reflect Ventura Foods as a component of Corporate and Other.

    Our earnings from cooperative business are allocated to members and to a limited extent to nonmembers with which we have agreed to do business on a patronage basis based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds, which are also called patronage dividends, and which may be in cash, patrons' equities in the form of capital equity certificates or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from nonmembers, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserves. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

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

ENERGY
Overview

    We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); blending, sale and distribution of lubricants; and wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex-branded fuels and owned by our member cooperatives. For fiscal 2022, our Energy revenues, after elimination of intersegment revenues, were $10.3 billion and were primarily from gasoline, diesel fuel and propane.

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

    Our Laurel refinery processes approximately 63,000 barrels of crude oil per day to produce refined products that consist of approximately 39% gasoline, 42% diesel fuel and other distillates, 10% asphalt, 6% petroleum coke and 3% other products. Refined fuels produced at our Laurel refinery are available via railcars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC, to Glendive, Montana, and to Minot, Prosper and Fargo, North Dakota.

    McPherson refinery. Our McPherson, Kansas, refinery processes approximately 60% low- and medium-sulfur crude oil and approximately 40% heavy-sulfur crude oil into gasoline, diesel fuel and other distillates, petroleum coke and other products. The refinery sources its crude oil through its own pipelines, as well as through joint venture and common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-sulfur crude oil is sourced from Canada and Wyoming.

    Our McPherson refinery processes approximately 114,000 barrels of crude oil per day to produce refined products that consist of approximately 50% gasoline, 43% diesel fuel and other distillates, 5% petroleum coke and 2% other products. These products are loaded into trucks at the McPherson refinery or shipped via common carrier pipelines to other markets.

Other energy operations. We operate six propane terminals, four asphalt terminals, seven refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

    Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products, and also provides transportation services. In addition to selling products refined at our Laurel and McPherson refineries, we purchase refined petroleum products from third parties. For fiscal 2022, we obtained approximately 82% of the refined petroleum products we sold from our Laurel and McPherson refineries and approximately 18% from third parties.

Sales and Marketing: Customers

    We market approximately 80% of our refined fuel products to members, with the balance sold to nonmembers. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex brand. We sold approximately 1.5 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2022. We also blend, package and wholesale auto and farm equipment lubricants to members and nonmembers. We are one of the nation's largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural usage. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry: Competition

    The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources, which can significantly affect the price of refined fuel products. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products in the spring, summer and early fall when gasoline and diesel fuel usage by our agricultural customers is highest and is subject to domestic supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and crop-drying seasons. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs that encourage idle acres may all reduce demand for our energy products.

    Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment's operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Transportation ("DOT"), the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, the Federal Energy Regulatory Commission and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible product recalls. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and to governing bodies, such as the Chicago Mercantile Exchange ("CME"), the New York Mercantile Exchange ("NYMEX") and the U.S. Commodity Futures Trading Commission ("CFTC").

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

    The last area includes much of Washington and Oregon. We compete with the major oil companies in this area, which is known for volatile prices and an active spot market.

AG
Overview

    Our Ag segment includes global grain and processing, country operations and wholesale agronomy businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2022, revenues in our Ag segment were $37.5 billion after elimination of intersegment revenues.

Operations

Global grain and processing. We are the nation's largest cooperative marketer of grain and oilseed based on grain sales. Our global grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our country operations business. Purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitating its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for marketing, merchandising and/or sourcing grains and crop nutrients. We primarily conduct our global grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC ("TEMCO"), a 50%-owned joint venture with Cargill, Incorporated ("Cargill"), that focuses on exports, primarily to Asia.

Our processing business includes our oilseed processing and renewable fuels production businesses. Oilseed processing is conducted at facilities that crush approximately 132 million bushels of oilseeds on an annual basis, producing approximately 2.7 million short tons of meal and flour and 1.7 billion pounds of edible and inedible oil annually. We purchase our oilseeds from members, other CHS businesses and third parties that have tightly integrated connections with our global grain marketing operations and country operations business. Our renewable fuels business produces 260 million gallons of fuel-grade ethanol, 70 million pounds of inedible corn oil and 640,000 tons of dried distillers grains with solubles ("DDGS") annually. Renewable fuels produced by our production plants are marketed by our global grain marketing business, along with more than 522 million gallons of ethanol and 3.8 million tons of DDGS annually under marketing agreements with ethanol production plants.

Country operations. Our country operations business operates 379 agri-operations locations through 28 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through nine owned plants and three limited liability companies.

Wholesale agronomy. Our wholesale agronomy business includes our wholesale crop nutrients and wholesale crop protection businesses. Our wholesale crop nutrients business delivers products directly to our customers and our country operations business from the manufacturer or through our 11 warehouse terminals and other nonowned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas, deepwater port and terminal receives fertilizer by vessel from origins such as Asia and the Caribbean Basin where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop-producing regions of the United States. Our wholesale crop protection business operates out of our network of 28 warehouses from which we deliver products directly to our member cooperatives and independent retailers. We also operate a bulk chemical rail terminal in Brooten, Minnesota, where we handle and store bulk crop protection products for some of the crop protection industry's largest chemical manufacturers. This facility has approximately six million gallons of chemical storage capacity.

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

Sales and Marketing: Customers

    Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and nonmember producers, local cooperatives, elevators, grain dealers, grain processors and crop nutrient and crop protection retailers. We sell our edible oils and soyflour to food companies and our inedible oils may be sold to energy companies. The soybean meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and to various international customers.

Industry: Competition

Many of the business activities in our Ag segment are highly seasonal and, consequently, the operating results for our Ag segment will typically vary throughout the year. For example, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons and our agronomy business generally experiences higher volumes and revenues during the spring planting season. In addition, our Ag segment operations may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels and transportation costs and conditions. Supply is affected by weather conditions, plant disease, insect damage, acreage planted, wars and civil unrest, and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, affluence of foreign countries, wars and civil unrest, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, population growth, per capita consumption of some products and renewable fuels production levels.

Regulation. Our Ag operations are subject to laws and related regulations and rules designed to protect the environment and that are administered by the EPA, the DOT and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party who sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Our global grain and processing and country operations businesses are also subject to laws and related regulations and rules administered by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other federal, state, local and foreign governmental agencies that govern processing, packaging, storage, distribution, advertising, labeling, and quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible product recalls. The hedging transactions and activities of our global grain and processing and country operations businesses are subject to the rules and regulations of the exchanges we use and to the governing bodies, such as the CME, the Chicago Board of Trade ("CBOT"), the Minneapolis Grain Exchange ("MGEX") and the CFTC.

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

NITROGEN PRODUCTION
Overview

    Our Nitrogen Production segment consists of our approximate 8% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"), and allocated expenses. In connection with our investment in CF Nitrogen, we entered into a supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually for ratable delivery through fiscal 2096. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method. On August 31, 2022, our investment was approximately $2.6 billion. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Sales and Marketing: Customers

    CF Nitrogen has three customers, including CHS and two consolidated subsidiaries of CF Industries.

Industry: Competition

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

CORPORATE AND OTHER

CHS Capital. Our wholly-owned financing subsidiary, CHS Capital, LLC ("CHS Capital"), provides member cooperatives with a variety of loans that meet commercial agriculture needs. These loans include operating, term, revolving and other short- and long-term options. CHS Capital also provides loans to individual producers for crop inputs, feed and hedging-related margin calls. Producer operating loans are also offered in strategic geographic regions.

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

Foods. Ventura Foods is a joint venture between CHS and Mitsui & Co., with each company owning a 50% interest. Ventura Foods produces and distributes edible oil-based products. We account for our investment in Ventura Foods using the equity method of accounting, and the investment balance was equal to $410.1 million on August 31, 2022. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Wheat milling. Ardent Mills, the largest flour miller in the United States, is a joint venture with CHS, Cargill and Conagra Brands, Inc. ("Conagra"). In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence by appointing a member of the Board of Shareholders and Board of Managers of Ardent Mills. On August 31, 2022, our investment in Ardent Mills was $250.9 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Employee population. On August 31, 2022, we had 10,014 full-time, part-time, temporary and seasonal employees, primarily in the United States. Of that total, 2,486 were employed in our Energy segment, 6,314 were employed in our Ag segment and 1,214 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for or support our joint ventures, including CF Nitrogen in our Nitrogen Production segment and Ventura Foods and Ardent Mills in our Corporate and Other category, and are not included in these totals. As of August 31, 2022, we had 12 collective bargaining agreements with unions covering approximately 9% of our employees in the United States, with collective bargaining agreements expiring on various dates through August 31, 2026. We believe that our relations with our employees are strong. We value our employees and believe that employee passion for our work and employee engagement are key elements of our operating performance.

Diversity and inclusion. The CHS value of inclusion helps us strive to create a work environment where excellence and growth stem from diverse thinking. Our goal is to foster a workplace where diverse thinking, voices and backgrounds yield better employee experiences, business performance and business outcomes. In addition to working on modeling inclusive behaviors that positively impact our communities, with the assistance of external experts, we developed and launched an enterprisewide three-year strategic plan during fiscal 2021 for improving inclusion and diversity at CHS. We continue to sponsor and support employee resource groups made up of individuals who join together as allies and advocates to promote diversity and inclusion, while providing our employees from across the country the opportunity to strengthen relationships, learn through educational and networking opportunities that focus on development, help local communities and engage with people across CHS. These employee resource groups include Harvest Pride, which promotes a safe, connected and empowered LGBTQA+ community across CHS; Mozaiko, which promotes ethnic diversity and inclusion at CHS while creating an inclusive environment for all employees; VERG, which provides support, camaraderie and resources for employees formerly or currently serving in the military; Women in Leadership, which supports women in the workplace who are excited and energized to grow personally and professionally; and CultivateHER, a cohort within Women in Leadership, which supports women across our Ag segment.

Learning and development. We are committed to investing in our employees to help them grow and achieve their career goals. In addition to regular performance evaluations and annual development plans that provide employees with feedback and growth opportunities, employees at CHS have access to a variety of learning tools and other opportunities for growth. These tools and opportunities include access to thousands of on-demand learning modules; various internal and external trainings that cover continuous improvement, public speaking, financial and accounting topics and other topics; tuition and professional certification reimbursement; as well as other opportunities focused on developing the future leaders of CHS.

Health and safety. Safety is one of our core values. We put the well-being of our employees, customers and communities first every day. At CHS, safety isn’t just about following the rules, it is about doing things the right way and remembering that no job is so critical that it warrants safety risks. In addition to defined safety programs designed specifically for individual facilities with operational hazards such as grain, feed, seed, agronomy, petroleum, warehouses and retail stores, we also provide certain employee groups with additional training opportunities such as a defensive driving program. Beyond developing defined safety programs and training opportunities, we also monitor our incident rates in comparison to previous years and industry averages, as published by the Bureau of Labor Statistics. During fiscal 2022, our Occupational Safety & Health Administration ("OSHA") incident rate was 2.9 incidents per 100 full-time workers, as compared to an average of 3.5 incidents per 100 full-time workers during the three previous years, a reduction of 17%, and our DOT crash rate was in the top 4% of all carriers in our industry segment for the entirety of fiscal 2022.

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

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the SEC, including in this "Risk Factors" discussion. Any forward-looking statements made by us in this Annual Report on Form 10-K are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, industry labor availability, outbreaks of disease, inflation, government regulation and policies, global trade disputes, international conflicts, such as the ongoing war between Russia and Ukraine, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. For example, fluctuations in commodity prices may result in significant noncash losses being incurred on our commodity-based derivatives, which may in turn materially and adversely affect our operating results. In addition, changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings.

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

    Many of these factors, including the ongoing war between Russia and Ukraine, have resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices. We expect that volatility to continue in fiscal 2023. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time.

In addition, our renewable fuels business produces ethanol, which is closely related to, or may be substituted for, petroleum products, and may be blended into gasoline to increase octane content. Therefore, the selling price of ethanol can be impacted by the selling prices of gasoline, diesel fuel and other octane enhancers. A significant decrease in the price of gasoline, diesel fuel or other octane enhancers could result in a significant decrease in the selling price of ethanol, which could adversely affect our revenues and operating earnings. In addition, we expect the volume of renewable fuels produced by our competitors to increase going forward. As the market for renewable fuels becomes more competitive, or if there are changes in the regulations, policies or standards affecting the demand for renewable fuels, our renewable fuels business may experience increased volatility in product margins, which could adversely affect our operating earnings.

We are subject to political, economic, legal and other risks of doing business globally.

    We are a global business and are exposed to risks associated with having global operations. These risks include, but are not limited to, risks relating to terrorism, war or civil unrest; changes in a country's or region's social, economic or political conditions; changes in local labor conditions and regulations; changes in safety and environmental regulations; changes in regulatory or legal environments; expropriation or impoundment of assets; restrictions on currency exchange activities and currency exchange fluctuations; price and export controls or bans on commodities; taxes; doing business in countries or regions with inadequate infrastructure; and logistics challenges. In addition, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risk of adverse actions by local government authorities, such as unilateral or forced renegotiation, modification or nullification of existing agreements or expropriations.

The ongoing war between Russia and Ukraine may adversely affect our business, financial condition and results of operations.

In February 2022, Russia invaded Ukraine. The war has resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities and crude oil. In response to the war, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, announced economic sanctions targeting Russia and certain Russian citizens and enterprises, including several large banks. The continuation of the war may trigger a series of additional economic and other sanctions enacted by the United States, other NATO member states and other countries. In response, Russia announced export bans on various products, including agricultural commodities, through the end of calendar year 2022. Although we do not maintain operations in Russia, it is a significant source of fertilizer for global markets. Such sanctions have caused inflationary pressures and impacted our ability to purchase fertilizer in the global market. If our ability to purchase fertilizer in the global market continues to be impacted by those sanctions or by other factors, it could have a material adverse effect on our business and operations. In addition, such sanctions put us at an increased risk of inadvertently trading with a sanctioned partner.

We maintain operations in Ukraine, which is a key international grain originating region. Our operations in Ukraine have been dramatically disrupted because of the war. Some of our Ukrainian employees have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. Although we do not have significant fixed assets or infrastructure in Ukraine, we continue to have grain inventory in various facilities in Ukraine. As a result of the war and related export bans on wheat, oats and other staples that were put in place by the Ukrainian government in March 2022, our ability to access or otherwise use these grain inventories in our export business has been limited and is expected to continue to be limited throughout the war. In addition, our grain inventories in Ukraine are at increased risk of damage and expropriation.

The risk of cybersecurity incidents has also increased in connection with the ongoing war between Russia and Ukraine. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. The proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

The current war between Russia and Ukraine could also draw military or other intervention from additional countries, which could lead to a much larger war and/or additional sanctions imposed by the United States government and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. If such escalation should occur or such sanctions are imposed, supply chain, trade routes and markets currently served by us could be adversely affected, which in turn could materially adversely affect our business operations and financial performance.

We may also experience negative reactions from our members, shareholders, lenders, employees, customers or other stakeholders as a result of our action or inaction related to the war between Russia and Ukraine.

Even if the war moderates or a resolution between Russia and Ukraine is reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from the war for the foreseeable future as Ukraine rebuilds its economy and infrastructure. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against Russia and its citizens and enterprises may continue for a period of time after any resolution has been reached.

Our business and operations and demand for our products are highly dependent on certain global and regional factors that are outside our control and could adversely impact our business.

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

    Additionally, planted acreage and consequently the volume of fertilizer and crop protection products applied is partially dependent on government programs, grain prices and the perception held by producers of demand for production, all of which are outside our control. Moreover, our business and operations may be affected by weather conditions, including those due to climate change, that are outside our control. For example:

•Weather conditions during the spring planting season and early summer crop nutrient and crop protection application season affect agronomy product volumes and profitability.
•Adverse weather conditions, such as heavy snow or rainfall and any flooding that results, may cause transportation delays and increased transportation costs or damage physical assets, especially facilities in low-lying areas near coasts and river banks or situated in hurricane-prone and rain-susceptible regions. For example, in August 2021, our Myrtle

Grove, Louisiana, grain export terminal was damaged by Hurricane Ida and was not operational for approximately four weeks during storm recovery and cleanup. As a result, we were required to divert scheduled export shipments through other export locations, resulting in transportation delays and increased transportation costs.
•Changes in weather patterns may shift periods of demand for products or regions in which our products are produced or distributed, which could require us to revise our procurement and distribution processes.
•Significant changes in water levels (up or down, as a result of flooding, drought or otherwise) may cause changes in agricultural activity, which could require changes to our operating and distribution activities, as well as significant capital improvements to our facilities.
•Climate change may cause changes in weather patterns and conditions, including changes in rainfall and storm patterns and intensities, water shortages, changes in sea levels and changes in temperature levels, all of which could adversely impact our costs and business operations; the location, cost and competitiveness of commodity agricultural production; related storage and processing facilities; and demand for agricultural commodities, and may result in incidents of stranded physical assets. The frequency and severity of the effects of climate change and changes in weather patterns have been increasing. These effects could significantly reduce demand for the products we sell to or buy from agricultural producers and local cooperatives, and therefore could adversely impact our results of operations, liquidity or capital resources.
•We may experience increased insurance premiums and deductibles or decreases in available coverage for our assets in areas subject to adverse weather conditions.

    Emerging sustainability and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. These priorities could also impact demand for our grain and may require us to incur additional costs for increased due diligence and reporting. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Inflation may result in increased costs, which could have a material and adverse effect on our results of operations.

We have experienced and anticipate continued effects of inflation on costs such as labor, freight, natural gas and materials. In response to global inflationary pressures, the U.S. Federal Reserve and foreign equivalents have started raising interest rates, which has resulted in uncertainty and volatility in global financial markets and increased borrowing costs under certain of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility. Inflation and its impacts, many of which are beyond our control, could escalate in the future. We may not be able to pass on all of our increased costs as a result of inflation to customers. Accordingly, inflationary pressures could have a material and adverse effect on our results of operations.

Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19.

    Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel; labor shortages and increased turnover; temporary closures of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows. Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The impact of such developments may also exacerbate the other risks discussed in this Item 1A, any of which could have a material effect on us. The extent to which COVID-19 will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include ongoing spread of the virus; disease severity; outbreak duration; extent of any reoccurrence of the coronavirus or any evolutions or mutations of the virus; availability, administration and effectiveness of vaccines; development of therapeutic treatments that can restore consumer and business economic confidence; type and duration of actions that may be taken by governmental authorities in response to the outbreak;

and impact on the U.S. and the global economy. As a result, at the time of this filing, it is not possible to predict the overall future impact of COVID-19 on our business, liquidity, capital resources and financial results.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which could have a material adverse effect on us.

We operate in several highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, may be more successful in marketing and selling their products than we are, or may have more effective supply chain capability than we have. Competitive factors include price, service level, proximity to markets, access to transportation, product quality, marketing and risk management. In our business segments, we compete with companies that are larger and better known than we are and have greater marketing, financial, personnel and other resources than we do. As a result, we may not be able to continue to compete successfully, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Numerous energy sources could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our customers for environmental or other reasons, demand for our energy products would decline. In addition, many governments have imposed, and in the future may impose, policies and regulations aimed at decreasing reliance on petroleum-based products, which could reduce demand for our energy products. For example, Illinois has enacted comprehensive legislation that aims to phase out fossil fuels by 2045. As another example, in December 2021, the current U.S. administration issued an executive order that directs the U.S. federal government to use its scale and procurement power to achieve a number of aspirational net-zero goals, including 100% zero-emission light-duty vehicle acquisitions by 2027 and 100% zero-emission vehicle acquisitions by 2035. If realized, these restrictions would accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. In addition, a number of companies have announced their intention to phase out production of gasoline- and diesel-powered light-duty vehicles. While these phaseouts primarily impact light-duty vehicles outside our primary markets, they are expected to further accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. Declining demand for our energy products, particularly diesel fuel sold for farming applications, could materially and adversely affect our revenues, results of operations and cash flows.

Consolidation among the producers of products we purchase and customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.

Consolidation has occurred among the producers and manufacturers of products we sell and purchase, including crude oil, fertilizer and grain, and it is highly likely that this consolidation will continue in the future. Consolidation could allow producers to negotiate pricing, supply availability and other contract terms that are less favorable to us. In addition, consolidation also may increase the likelihood that consumers or end users of these products enter into supply relationships with a smaller number of producers, resulting in potentially higher prices for the products we purchase.

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

In the seed, fertilizer and crop protection markets, consolidation at both the producer and wholesale customer levels has increased the potential for direct sales from input manufacturers to cooperative customers and/or individual agricultural producers, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

We are exposed to risk of nonperformance and nonpayment by counterparties.

We are exposed to risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes the inability or refusal of a counterparty to pay us, the inability or refusal to perform because of a counterparty's financial condition and liquidity, operational failures, labor issues, cybersecurity events, outbreaks of disease or for any other reason, and risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than current market prices. In the event we experience significant nonperformance or nonpayment by counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected. For example, we store inventory in third-party warehouses, and the operators of these warehouses may not adequately store or secure our inventory, or they may improperly sell that inventory to someone else, which could expose us to a loss of the value of that inventory. In the event we experience any such nonperformance by a third-party warehouse operator, our financial condition, results of operations and cash flows could be materially and adversely affected. As another example, if any of our counterparties experience a cyber breach or system failure, or does not respond or perform effectively in connection with such cyber breach or system failure, their businesses could be negatively impacted, and it may result in disruption to our supply chain or distribution channels, which could have a material adverse effect on our business.

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

We are also subject to the risk that our rights against borrowers and other third parties that owe us money may not be enforceable in all circumstances. For example, a borrower or third-party may declare bankruptcy. In addition, the credit quality of borrowers and other third parties whose obligations we hold could deteriorate due to a number of factors, including deterioration in the value of collateral posted by those parties to secure their obligations to us pursuant to purchase contracts, loan agreements or other contracts. If that deterioration occurs, the material adverse effects of third parties not performing their repayment obligations may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount owed to us. For example, certain loans and other financing arrangements we undertake with agricultural producers are typically secured by the counterparty's crops that are planted in the current year. There is a risk that the value of the crop will not be sufficient to satisfy the counterparty's repayment obligations under the financing arrangement as a result of weather, crop growing conditions, other factors that influence the price, supply and demand for agricultural commodities or for other reasons.

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

With respect to our lending activity, we evaluate the collectability of both commercial and producer loans on a specific identification basis based on the amount and quality of the collateral obtained and record specific loan loss reserves when appropriate. Consistent with accounting principles generally accepted in the United States ("U.S. GAAP"), a general reserve is also maintained based on our best estimate of expected credit losses. For other forms of credit, we establish reserves as appropriate and consistent with U.S. GAAP. The reserves represent our best estimate based on current facts and circumstances. Future developments or changes in assumptions may cause us to record adjustments to the reserves that could materially and adversely affect our results of operations.

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

If any of our food or animal feed products were to become adulterated or misbranded, we would need to recall those items and could experience product liability claims if either consumers or customers' livestock were injured or were claimed to be injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer or customer confidence in our products. Even if a product liability claim were unsuccessful or were not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential consumers and customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or animal feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products and products that are sustainably grown and made, including low carbon grain and oilseed, and we are unable to develop or procure products that satisfy new consumer preferences, there will be decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our operations are subject to business interruptions, casualty losses and supply chain issues; we do not insure against all potential losses and could be seriously harmed by unanticipated liabilities.

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
•Someone may accidentally or intentionally introduce malware into our information technology systems or breach our computer systems or other cyber resources.
•An occurrence of a pandemic or epidemic disease, such as the COVID-19 pandemic, affecting a substantial part of our workforce or our customers could interrupt our business operations.

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

We may also be impacted by supply chain issues, due to factors largely beyond our control, which could escalate in future periods. Any such issues could result in higher costs or operational disruptions, which could have an adverse impact on our business, financial condition and results of operations.

We are subject to workforce factors that could adversely affect our business and financial condition.

    Like most companies in the agricultural industry, we are continuously challenged to hire, develop and retain a sufficient number of employees to operate our businesses throughout our operating geographies. We may have difficulty recruiting and retaining employees with adequate qualifications and experience. The challenge of hiring new employees is exacerbated by the rural nature of our business, which provides for a smaller pool of skilled employable candidates. A number of other factors may adversely affect the labor force available to us, including changes in the labor market as a result of the

COVID-19 pandemic and other socioeconomic and demographic changes, high employment levels, federal unemployment subsidies and other government regulations, unemployment programs and volatility in macroeconomic factors impacting the labor market. To hire new employees, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor. Furthermore, when we do hire new employees, lengthy training and orientation periods might be required before they are able to achieve necessary productivity levels, and we may be unable to successfully transfer our other employees' institutional knowledge and skills to them or fail to execute on internal succession plans. In addition, an increasingly competitive labor market may lead to increased turnover rates within our employee base. These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

Technological improvements could decrease the demand for our agronomy and energy products.

Technological advances in agriculture could decrease the demand for crop nutrients, energy and other crop input products and services we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our crop nutrients and crop protection products. Demand for fuel that we sell could decline as technology allows for more efficient usage of equipment or should alternative energy sources become more viable due to technological advances. Declining demand for our products could materially and adversely affect our revenues, results of operations and cash flows.

We utilize information technology systems to support our business. The ongoing multiyear implementation of an enterprisewide resource planning system, reliance on multiple legacy business systems, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise the security of our customers' or suppliers' information and expose us to liability that could adversely impact our business and reputation.

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

There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyber attacks. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, increased costs and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. In addition, IT investments in new technology that could result in greater operational efficiency may further expose our IT systems to the risk of cyber attacks.

Like many companies, we continue to experience an increase in the number of sophisticated attempts by external parties to access and/or disrupt our networks without authorization, such as denial of service attacks, attempted malware infections, scanning activity and phishing e-mails. For example, in June 2021, we experienced a denial of service attack that impacted our network. In response to the cybersecurity attack, we launched an investigation and undertook immediate action, including employing protocols to mitigate the impact of the threat going forward. Although our systems were not breached, no data was lost or exposed and our operations were not significantly interrupted by this incident, there is no guarantee that a future incident would not have a greater impact on our operations, our data or our reputation. We may incur significant costs protecting against or remediating cyber-based attacks or other cyber incidents.

In addition, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach, could subject us to legal claims, regulatory penalties and damage to our reputation.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices and disclosures, including practices and disclosures related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors' and other stakeholders' increased focus and activism related to ESG and similar matters may hinder access to capital or financing, as investors or lenders may determine to reallocate capital or not commit capital as a result of their assessment of a company's ESG practices and disclosures. If we do not adapt or comply with investor, lender or stakeholder ESG expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing focus on ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition could be materially and adversely affected. Conversely, if we comply with evolving investor, lender and stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, an increased strain on our resources and heightened legal and regulatory risk, and could also threaten our credibility with other investors, lenders and stakeholders. Investors, lenders and other stakeholders are also increasingly focusing on issues related to environmental justice. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which in turn could adversely affect our reputation, business and financial performance.

Failures or delays in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.

Our ability to achieve any of our strategies or expectations related to climate change and other environmental matters is subject to numerous factors and conditions, many of which are outside our control. Examples of such factors include, but are not limited to, evolving regulatory and other standards, processes and assumptions; the pace of scientific and technological developments; increased costs and the availability of requisite financing; market trends that may alter business opportunities; the conduct of third-party counterparties; constraint or disruptions to our supply chain and changes in carbon markets. Failures or delays, whether actual or perceived, in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.

Acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events resulting from portfolio management actions and other evolving business strategies could affect future results.

We monitor our business portfolio and organizational structure and have made and may continue to make acquisitions, strategic alliances, joint ventures, divestitures and changes to our organizational structure. With respect to acquisitions, future results will be affected by our ability to identify suitable acquisition candidates, to adequately finance any acquisitions and to integrate acquired businesses quickly and obtain the anticipated financial returns, including synergies. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture. Additionally, we may fail to consummate proposed acquisitions, divestitures, joint ventures or strategic alliances after incurring expenses and devoting substantial resources, including management time, to such transactions or foregoing other strategic opportunities.

Several parts of our business, including our nitrogen production business, our foods business and portions of our global grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our subsidiaries and limited liability companies in which we have a controlling interest. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third-party is not involved, including the possibility that co-venturers might experience business or financial stresses that impact their ability to effectively operate the joint venture, or might become bankrupt or fail to fund their share of the business, in which case the joint venture may be unable to access needed growth capital without funding from us and/or any other remaining co-venturers. Co-venturers may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our day-to-day business.

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

    Our business is subject to numerous government policies, mandates and regulations that could have an adverse effect on our operations or profitability. For example, government policies, mandates and regulations related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, and renewable and low-carbon fuels could have an adverse effect on our operations or profitability by, among other things, influencing the planting of certain crops, the location and size of crop production, trade of processed and unprocessed commodity products, volumes and types of imports and exports, availability and competitiveness of feedstocks as raw materials, and viability and volume of certain of our products. In our Energy segment, government policies, mandates and regulations designed to stop or impede development or production of petroleum-based products, such as those limiting or banning use of hydraulic fracturing, drilling or oilsands production or restricting the sale of new combustion-engine vehicles, could adversely affect our operations and profitability.

    In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. In many countries around the world, historical free trade relationships are being challenged and it is unclear what changes, if any, will be made to international trade agreements that are relevant to our business activities. These actions and uncertainties have led to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, all of which have resulted in reduced volumes of grain exports overall and have presented challenges and uncertainties for our business. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers, and we cannot predict the effects of future trade policies, disputes or agreements on our business. Tariffs and trade restrictions that are implemented on products that we buy and/or sell could increase the cost of those products or adversely affect the availability of market access. These cost increases and market changes could adversely affect demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries, such as the economic sanctions that were imposed by the U.S. government on Russia and certain of its citizens and enterprises in connection with Russia's war with Ukraine. These restrictions and those of other governments could limit our ability to gain access to business opportunities in various countries.

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

We incur significant costs in complying with applicable laws and regulations. Any failure to comply with these laws and regulations, or to make capital or other investments necessary to comply with these laws and regulations, could expose us to unanticipated expenditures and liabilities.

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

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, criminal fines and penalties, and recalls of our products. For example, we regularly maintain hedges to manage the price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and governing bodies, including the CME, the NYMEX, the CBOT, the MGEX and the CFTC. All exchanges have broad powers to review required records, to investigate and enforce compliance and to punish noncompliance by entities subject to their jurisdiction. Failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial fines or penalties or limitations on our related operations. In addition, any investigation or proceeding by an exchange or the CFTC, whether successful or unsuccessful, could result in substantial costs, diversion of resources, including management time, and potential harm to our reputation, all of which could have a material adverse effect on our business financial condition, liquidity, results of operations and prospects.

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

Environmental and energy laws and regulations may result in increased operating costs and capital expenditures, and may have a material and adverse effect on us.

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations or other developments in these areas could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or unforeseen changes to our operations, either of which could adversely affect us. For example, in December 2015, 195 countries adopted a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures below 2 degrees Celsius above preindustrial levels and to pursue efforts to limit the temperature increase to 1.5 degrees Celsius above preindustrial levels. Participation in the Paris Agreement is subject to the concurrence of the United States Executive Branch Administration then in office. As a result, adherence to the Paris Agreement may vary by administration. The current administration is supportive of the Paris Agreement. Executive orders issued by the current administration, actions by various U.S. federal regulatory agencies, enactment of the Inflation Reduction Act of 2022 and the current administration's announced goal of halving U.S. greenhouse gas ("GHG") emissions by 2030 and reaching net-zero emissions by 2050 are also evidence of the current United States administration's intent to undertake numerous initiatives in an effort to reduce GHGs. New federal legislation or regulatory programs that restrict emissions of GHGs, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards or mandates for renewable energy, or comparable new state legislation or programs or customer requirements in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation, regulatory programs, or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment.

Also, pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years, the price of RINs has been extremely volatile. For example, in fiscal 2022, prices for D6 ethanol RINs and D4 ethanol RINs rose by 15% and 21%, respectively, compared to the prior year. Continued RIN volatility could have a negative impact on our future refined fuels' margins, as experienced during fiscal 2022.

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

We face increased climate-change-related litigation risk with respect to our operations. In particular, governmental and other entities in various U.S. states have filed lawsuits against companies in the coal, gas, oil and petroleum industries, alleging damages as a result of climate change, with the plaintiffs in such lawsuits seeking damages and abatement under various tort theories. Additionally, governmental and other entities are increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements regarding ESG-related matters and practices by companies are false or misleading greenwashing that violate deceptive trade practices and consumer protection statutes. Similar issues can also arise relating to aspirational statements such as net-zero or carbon neutrality targets that are made without an adequate basis to support such statements. Although we are not currently a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which we face increased risk of liability stemming from climate change or ESG disclosures and practices.

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

Our business is capital intensive and we rely on cash generated from our operations and external financing to fund our strategies and ongoing capital needs.

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

LIBOR has been the historical base rate of interest widely used as a global reference for setting interest rates on loans. Some of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility, use LIBOR as the reference rate. In addition, the terms of our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 ("Class B Series 2 Preferred Stock"), and our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 ("Class B Series 3 Preferred Stock"), provide that, beginning on March 24, 2024, in the case of our Class B Series 2 Preferred Stock, or on September 30, 2024, in the case of our Class B Series 3 Preferred Stock ("Initial Reset Date"), dividends on such preferred stock will accumulate at a rate equal to three-month LIBOR plus an applicable spread, not to exceed 8% per annum.

In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced that representative LIBOR rates would no longer be available after June 30, 2023, in the case of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates, and December 31, 2021, in the case of all other LIBOR rates.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has announced the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR. We have identified our contractual arrangements that will be impacted by the cessation of the remaining U.S. dollar LIBOR settings. We are actively working with counterparties to incorporate non-LIBOR reference rate and fallback language, when applicable, in new and existing contracts. The composition and characteristics of SOFR are not the same as LIBOR. As a result, there can be no assurance that SOFR or any other alternative reference rate will perform in the same manner as LIBOR would have at any time including without limitation, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial or other events.
The use of SOFR or another alternative reference rate could cause the interest rates on our borrowings under our applicable credit facilities to be materially different than expected, which could have an adverse effect on our financial position, results of operations and liquidity. In addition, we will continue to be subject to risk on outstanding instruments that rely on LIBOR. For example, although the rate at which dividends accumulate on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock may not exceed 8% per annum, there is currently uncertainty regarding the calculation of such rates following the applicable Initial Reset Date in the event that LIBOR ceases to exist. The use of SOFR or another alternative reference rate or other reforms relating to the calculation of dividends on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock could cause the dividends we pay on our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock following the applicable Initial Reset Date to be materially different than expected, which could have an adverse effect on our financial position, results of operations and liquidity and cause us to attempt to amend the terms of our Class B Series 2 Preferred Stock and Class B Series 3 Preferred Stock, including by seeking shareholder approval of any such amendment.

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

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	10 locations in Iowa, Maine, Minnesota, Missouri, North Dakota, Washington and Wisconsin; the locations in Glenwood, Minnesota; Hannaford, North Dakota; and Yakima, Washington, are owned by CHS; the location in Rockville, Minnesota, is 50% owned by CHS; all other locations are either fully or partially leased
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	11 locations in Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Zip Trip corporate headquarters	Leased office space in Spokane, Washington
Convenience stores/gas stations	40 locations in Colorado, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming, six of which are leased
Lubricant plants/warehouses	Inver Grove Heights, Minnesota; Kenton, Ohio; and Amarillo, Texas; the location in Inver Grove Heights is leased
Ag
Global Grain & Processing
Grain terminals	13 locations in the United States, including Iowa, Louisiana, Minnesota, Mississippi, Texas and Wisconsin 6 locations in Brazil 3 locations in Europe, including Hungary and Romania
Fertilizer terminal	Argentina
Grain marketing offices	2 locations in the United States, including Minnesota and Nebraska
15 locations in South America, including Argentina, Brazil, Paraguay and Uruguay
8 locations in Europe, including Bulgaria, Hungary, Italy, Romania, Serbia, Spain, Switzerland and Ukraine
4 locations in Asia, including China, Singapore, South Korea and Taiwan
All locations are leased other than the office in Rochester, Minnesota, which is owned
Oilseed facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing plants	Fargo and Grandin, North Dakota
Storage and warehouse facilities	Joliette, North Dakota; and a leased facility in Winkler, Canada
Ethanol plants	Annawan and Rochelle, Illinois

Description	Location(s)
Country Operations
Agri-operations facilities	Approximately 379 community locations (some of the facilities are on leased land) located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington
Feed manufacturing facilities	Nine locations in Montana, North Dakota, Oregon and South Dakota
Wholesale Agronomy
Deep-water port	Galveston, Texas
Terminals	11 locations in Illinois, Iowa, Kentucky, Louisiana, Minnesota, South Dakota and Texas; facilities in Owensboro, Kentucky; and Galveston, Texas, are on leased land
Bulk chemical rail terminal facility	Brooten, Minnesota
Distribution warehouses	28 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin; all facilities are leased except those in Laurens, Iowa; Willmar, Minnesota (two locations); Fargo and Minot, North Dakota; and Black River Falls, Wisconsin
Corporate and Other
Corporate headquarters	We lease a 24-acre campus in Inver Grove Heights, Minnesota, consisting of one building with approximately 320,000 square feet of office space, and we own an additional nine acres of land adjacent to the leased property on which we have two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Leased facilities in Eagan, Minnesota; Watertown and Sisseton, South Dakota; and Washington, District of Columbia
Agricultural land and related improvements	We own approximately 179 acres of agricultural land and related improvements in central Michigan

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As a cooperative, we do not have common stock that is traded or otherwise outstanding. We did not sell any equity securities during the three years ended August 31, 2022, that were not registered under the Securities Act of 1933.

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
•Fiscal 2022 Highlights
•Fiscal 2023 Outlook
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
•Ag. Purchases and further processes or resells grain and oilseed originated by our country operations and global grain businesses, by our member cooperatives and by third parties. It also includes our renewable fuels business and serves as a wholesaler and retailer of agronomy products.
•Nitrogen Production. Produces and distributes nitrogen fertilizer. It consists of our equity method investment in CF Nitrogen and allocated expenses.

    In addition, our financing and hedging businesses, along with our nonconsolidated food production and distribution and wheat milling joint ventures, have been aggregated within our Corporate and Other category.

    The consolidated financial statements include the accounts of CHS and all subsidiaries and limited liability companies in which we have a controlling interest. The effects of all significant intercompany transactions have been eliminated.

    Corporate administrative expenses and interest are allocated to each reporting segment, and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

    Management's Focus. When evaluating our operating performance, management focuses on gross profit and income before income taxes ("IBIT"). As a company that operates heavily in global commodities, there is significant unpredictability and volatility in pricing, costs and global trade volumes. Consequently, we focus on managing the margin we can earn and the resulting IBIT. We also focus on ensuring balance sheet strength through appropriate management of financial liquidity, leverage, capital allocation and cash flow optimization.

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and higher during the first and third fiscal quarters; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.
* The COVID-19 pandemic started during the second quarter of fiscal 2020.

    Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grain, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail and river transportation networks, disease outbreaks, government regulations and policies, global trade disputes, wars and civil unrest, and general political and/or economic conditions.

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

Fiscal 2022 Highlights

•Robust global demand, coupled with increased market volatility, resulted in higher commodity prices and significantly improved earnings.
•Higher refining margins drove significantly improved earnings in our Energy segment that resulted from supply and demand factors, including trade flow disruptions caused by the Russian invasion of Ukraine and higher global demand for energy products as consumption outpaced supply.
•Equity method investments performed well, with our CF Nitrogen investment being the largest contributor due to improved earnings as a result of market conditions driven by strong global demand for urea and UAN and decreased global supply.
•Our global grain and processing and wholesale agronomy businesses in our Ag segment benefited from strong global demand and increased margins.

Fiscal 2023 Outlook

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors, including the ongoing war between Russia and Ukraine, rising interest rates, and inflationary pressures increasing costs of labor, freight and materials, will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2023. In addition to these broad macroeconomic factors, the cost of renewable energy credits remains higher than historical levels, which could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change, could impact demand for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs. Although challenges remain, the imbalance between global supply and strong global demand for agricultural commodities is currently expected to result in continued market volatility and favorable pricing in fiscal 2023. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts in fiscal 2023. Refer to Item 1A of this Annual Report on Form 10-K for additional consideration these risks may have on our business operations and financial performance.

In addition to navigating market conditions that impact our businesses, we will continue to take actions in an effort to execute on our enterprise priorities throughout fiscal 2023, including empowering and supporting our people, advancing our operating model by transforming how we work and adopting new technologies, and strategically investing in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth.

Operating Metrics

Energy

    Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasoline, distillates and other products. The following table provides information about our consolidated refinery operations:

	Years Ended August 31,
	2022	2021
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	103,525	96,175
All other crude oil	73,171	64,277
Other feedstocks and blendstocks	14,179	14,839
Total refinery throughput volumes	190,875	175,291
Refined fuel yields
Gasolines	89,084	86,860
Distillates	82,291	68,720

    We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2022, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2022. The RVO for calendar year 2020 was lower than previously issued, and the RVO for calendar year 2021 was lower than anticipated as a result of lower demand for refined fuels that occurred during calendar year 2021 due to the COVID-19 pandemic. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 15% and 21%, respectively, during fiscal 2022 compared to the prior year, which negatively impacted our earnings. Estimates of our RIN expense are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by the supply and demand of refined products. Crack spreads and WCS crude oil discounts both increased in fiscal 2022, compared to the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Years Ended August 31,
	2022	2021
Market indicators
WTI crude oil (dollars per barrel)	$91.84	$56.62
WTI - WCS crude oil discount (dollars per barrel)	$14.93	$11.52
Group 3 2:1:1 crack spread (dollars per barrel)*	$30.67	$14.95
Group 3 5:3:2 crack spread (dollars per barrel)*	$29.02	$14.86
D6 ethanol RIN (dollars per RIN)	$1.2859	$1.1221
D4 ethanol RIN (dollars per RIN)	$1.5560	$1.2856
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the years ended August 31, 2022 and 2021:

		Years Ended August 31,
	Market Source*	2022	2021
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.45	$5.45
Soybeans (dollars per bushel)	Chicago Board of Trade	$14.65	$13.37
Wheat (dollars per bushel)	Chicago Board of Trade	$8.63	$6.52
Urea (dollars per ton)	Green Markets NOLA	$644.93	$330.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$521.28	$216.00
Ethanol (dollars per gallon)	Chicago Platts	$2.62	$1.86

Volumes
Grain and oilseed (thousands of bushels)		2,247,254	2,765,808
North American grain and oilseed port throughput (thousands of bushels)		674,350	867,880
Wholesale crop nutrients (thousands of tons)		6,589	8,088
Ethanol (thousands of gallons)		915,087	890,462
*Market source information represents the average month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2022		2021
	Dollars	% of Revenues*	Dollars	% of Revenues*
	(In thousands)		(In thousands)
Revenues	$47,791,666	100.0%	$38,448,033	100.0%
Cost of goods sold	45,664,745	95.5	37,496,634	97.5
Gross profit	2,126,921	4.5	951,399	2.5
Marketing, general and administrative expenses	997,835	2.1	745,602	1.9
Operating earnings	1,129,086	2.4	205,797	0.5
Interest expense	114,156	0.2	104,565	0.3
Other income	(23,760)	—	(59,559)	(0.2)
Equity income from investments	(771,327)	(1.6)	(354,529)	(0.9)
Income before income taxes	1,810,017	3.8	515,320	1.3
Income tax expense (benefit)	132,116	0.3	(38,249)	(0.1)
Net income	1,677,901	3.5	553,569	1.4
Net loss attributable to noncontrolling interests	(861)	—	(383)	—
Net income attributable to CHS Inc.	$1,678,762	3.5%	$553,952	1.4%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for fiscal 2022. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income taxes	$616,551	$(10,596)	$627,147	5,918.7%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the year ended August 31, 2022, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT for fiscal 2022 reflects the following:
•Higher crack spreads and increased WCS crude oil discounts reflect improved market conditions in our refined fuels business and contributed to a $1.0 billion increase of IBIT.
•Increased refinery production volumes also contributed to increased IBIT of approximately $81.0 million as a result of the increased sales mix of higher-margin produced refined fuels, compared to the lower-margin purchased refined fuels.
•Increased margins due to higher crack spreads and WCS crude oil discounts were partially offset by hedging-related losses of $128.0 million and other increased costs for refined fuels, including higher RIN and natural gas prices due to market conditions that contributed to decreased earnings of $74.0 million and $26.0 million, respectively. Additionally, the $35.3 million benefit associated with the liquidation of historical last-in, first out ("LIFO") layers for certain refined fuels inventories in the prior year did not reoccur in fiscal 2022.
•Lower propane margins resulting from hedging-related losses and reversals of prior unrealized gains of $55.4 million during fiscal 2022 also partially offset the improved earnings in our refined fuels business.

Ag

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$657,586	$298,096	$359,490	120.6%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the year ended August 31, 2022, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT for fiscal 2022 reflects the following:
•Increased margins across all our Ag segment product categories, including:
◦$145.1 million increase for grain and oilseed that resulted primarily from strong global demand and mark-to-market changes associated with our commodity derivatives, including unrealized gains;
◦$119.6 million increase for wholesale agronomy products, which resulted from strong global market demand and global supply disruptions;
◦$105.6 million increase for oilseed processing as a result of strong meal and oil demand; and
◦$103.9 million increase for feed and farm supplies due to strong demand and global supply disruptions.
•Decreased volumes due to supply chain constraints and less favorable weather conditions during the planting and application season during fiscal 2022 resulted in a $106.3 million decrease for feed and farm supplies, which was partially offset by the net impact of other volume changes in other Ag segment product categories.

All Other Segments

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$477,985	$121,035	$356,950	294.9%
Corporate and Other IBIT	$57,895	$106,785	$(48,890)	(45.8)%
*See Note 6, Investments, of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

    Our Nitrogen Production segment IBIT increased as a result of higher equity income attributed to increased sale prices of urea and UAN due to strong global demand and decreased global supply, which was partially offset by higher natural gas costs. Corporate and Other IBIT decreased due to a combination of factors, including decreased equity method income from our investment in Ventura Foods, as a result of less favorable market conditions for edible oils and investment gains during the prior year that did not reoccur during the current year.

Revenues by Segment

Energy

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$10,294,774	$6,375,261	$3,919,513	61.5%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the year ended August 31, 2022, compared to the prior year:
The change in Energy segment revenues for fiscal 2022 reflects the following:
•Increased selling prices for refined fuels due to global market conditions contributed to $3.5 billion greater revenues.
•Increased selling prices for propane as a result of global market conditions during fiscal 2022 also positively impacted revenues by $370.7 million.
•Lower volumes of propane resulted from lower demand driven by warmer weather conditions and less crop-drying activity, which contributed to decreased revenues of $27.3 million.
•Lower volumes of refined fuels resulted from lower demand due to high gasoline prices and contributed to decreased revenues of $19.6 million.

Ag

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$37,460,211	$32,035,342	$5,424,869	16.9%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the year ended August 31, 2022, compared to the prior year:
The change in Ag segment revenues for fiscal 2022 reflects the following:
•Higher pricing attributed to market-driven price increases across all of our Ag segment product categories, including:
◦$6.4 billion increase in revenues for grain and oilseed driven by increased global demand;
◦$1.5 billion increase for feed and farm supplies due to strong demand and constrained supply;
◦$1.5 billion increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$721.1 million increase for renewable fuels resulting from demand driven higher prices; and
◦$541.0 million increase for oilseed processing due to strong meal and oil demand.
•Lower volumes of grain and oilseed contributed to a $4.2 billion decrease in revenues. Decreased volumes resulted from a combination of factors, including the prior year experiencing elevated volumes following the Phase One trade agreement with China, which have since plateaued; a business model change at our TEMCO equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during fiscal 2022 on certain transactions associated with TEMCO; lower crop yields due to drought conditions experienced in portions of our North American trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•The remaining volume decrease was experienced across most of our other Ag segment product categories, including an $843.1 million decrease for feed and farm supplies due to supply chain constraints and less favorable weather conditions during the spring planting and application season compared to the prior year.

All Other Segments*

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues	$36,681	37,430	$(749)	(2.0)%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

There were no significant changes to revenues for Corporate and Other during fiscal 2022 compared to the prior year.

Cost of Goods Sold by Segment

Energy

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$9,358,627	$6,183,864	$3,174,763	51.3%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the year ended August 31, 2022, compared to the prior year:
The change in Energy segment COGS for fiscal 2022 reflects the following:
•Increased costs for refined fuels resulting from global market conditions contributed to a $2.7 billion increase in COGS.
•Higher costs for propane as a result of global market conditions, including the impact of hedging-related losses and reversals of prior unrealized gains, resulted in a $434.8 million increase in COGS.
•Lower volumes of propane resulted from lower demand driven by warmer weather conditions and less crop-drying activity, which contributed to decreased COGS of $26.2 million.
•Lower volumes of refined fuels resulted from lower demand due to high gasoline prices and contributed to decreased COGS of $19.3 million.

Ag

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$36,308,514	$31,322,491	$4,986,023	15.9%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the year ended August 31, 2022, compared to the prior year:
The change in Ag segment COGS for fiscal 2022 reflects the following:
•Higher costs attributed to market-driven price increases across all our Ag segment product categories, including:
◦$6.3 billion increase for grain and oilseed driven by increased global demand;
◦$1.4 billion increase for feed and farm supplies due to strong demand and constrained supply;
◦$1.3 billion increase for wholesale agronomy products resulting from strong global market demand and global supply disruptions;
◦$666.0 million increase for renewable fuels resulting from high demand driving higher prices; and
◦$435.5 million increase for oilseed processing due to strong meal and oil demand.
•Lower volumes of grain and oilseed contributed to a $4.2 billion decrease in COGS. The decreased volumes resulted from a combination of factors, including the prior year experiencing elevated volumes following the Phase One trade agreement with China, which has since plateaued; a business model change at our TEMCO equity method investment during the second quarter of fiscal 2021 that resulted in reduced revenues and COGS during fiscal 2022 on certain transactions associated with TEMCO; lower crop yields due to drought conditions experienced in portions of our North American trade territory; and the impact of Hurricane Ida on our grain export terminal in Myrtle Grove, Louisiana, during the first quarter of fiscal 2022.
•The remaining volume decrease was experienced across most of our other Ag segment product categories, including a $736.8 million decrease for feed and farm supplies due to supply chain constraints and less favorable weather conditions during the spring planting and application season compared to the prior year.

All Other Segments

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,669	$1,650	$19	1.2%
Corporate and Other COGS	$(4,065)	$(11,370)	$7,305	64.2%

    There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2022 compared to the prior year.

Marketing, General and Administrative Expenses

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$997,835	$745,602	$252,233	33.8%

    Marketing, general and administrative expenses increased during fiscal 2022 primarily due to higher performance-based incentive compensation accruals driven by improved financial results in comparison to the prior year and, to a lesser extent, increased external consulting expenses for projects such as our enterprise resource planning system implementation and strategic adjustments to our operating model.

Interest Expense

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest expense	$114,156	$104,565	$9,591	9.2%

    Interest expense increased during fiscal 2022 as a result of higher interest rates compared to the prior year, particularly during the second half of fiscal 2022 as the U.S. Federal Reserve and other foreign equivalents raised interest rates. The increase was partially offset by decreased average outstanding debt balances compared to the prior year.

Other Income

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Other income	$23,760	$59,559	$(35,799)	(60.1)%

    Other income decreased during fiscal 2022, primarily due to investment gains during the prior year that did not reoccur during fiscal 2022, impairment of certain held-for-sale assets and fewer gains on the sale of businesses during fiscal 2022.

Equity Income from Investments

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$771,327	$354,529	$416,798	117.6%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Equity income from investments increased during fiscal 2022 compared to the prior year, primarily due to increased income associated with our equity method investment in CF Nitrogen. CF Nitrogen experienced increased sale prices of urea and UAN due to strong global demand and decreased global supply.

Income Tax Expense (Benefit)

	Years Ended August 31,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$132,116	$(38,249)	$170,365	445.4%

    Increased income tax expense primarily resulted from increased nonpatronage earnings and other nondeductible items during fiscal 2022. Federal and state statutory rates applied to nonpatronage business activity were 24.4% and 24.5% for the years ended August 31, 2022 and 2021, respectively. Income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity, which resulted in effective tax rates of 7.3% and (7.4)% for the years ended August 31, 2022 and 2021, respectively.

Comparison of Results of Operations for the Years Ended August 31, 2021 and 2020

    For a discussion of results of operations for fiscal 2021 compared to fiscal 2020, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2021, filed with the SEC on November 4, 2021. Combining the Foods segment in our Corporate and Other category during fiscal 2022 did not have a material impact on our comparison of results of operations for the years ended August 31, 2022 and 2021, as relevant year-over-year changes for the Foods segment were discussed within the Corporate and Other category.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions and taking advantage of strategic opportunities that benefit our member-owners:

	August 31,
	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$793,957	$413,159
Notes payable	606,719	1,740,859
Long-term debt including current maturities	1,958,814	1,618,361
Total equities	9,461,266	9,017,326
Working capital	2,425,878	1,672,938
Current ratio*	1.3	1.3
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

On August 30, 2022, the Securitization Facility and Repurchase Facility were amended to extend their respective maturity dates to August 29, 2023, and increase the maximum committed availability under the Securitization Facility to $850.0 million from $700.0 million.

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which could be paid down and readvanced in an amount up to the referenced $366.0 million until February 19, 2022. On February 19, 2022, the total advanced loan balance of $366.0 million reverted to a non-revolving term loan that is payable on September 4, 2025.

Summary of Our Major Uses of Cash and Cash Equivalents

Annually, our Board of Directors approves our capital expenditure budget. Our fiscal 2023 capital expenditure priorities include maintaining our assets through maintenance; complying with environmental, health and safety requirements; enhancing information technology capabilities; improving productivity; and growth. Our refining business requires continued investment in our refining process to maintain its safety, operational reliability and profitability. In addition, our Board of Directors annually approves our cash patronage and equity redemptions to be paid in fiscal 2023, based on fiscal 2022 financial performance. The following is a summary of our primary cash requirements for fiscal 2023:

•Capital expenditures. We expect total capital expenditures for fiscal 2023 to be approximately $887.2 million, compared to capital expenditures of $354.4 million in fiscal 2022. Increased capital expenditures for fiscal 2023 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. Excluded from the capital expenditures for fiscal 2023 is approximately $236.0 million for major maintenance at our Laurel and McPherson refineries.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2022. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2023.
•Patronage. Our Board of Directors authorized approximately $500.0 million of our fiscal 2022 patronage-sourced earnings to be paid to our member-owners during fiscal 2023.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $500.0 million to be distributed in fiscal 2023 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2023 with respect to the amounts it has authorized for redemption during the fiscal year.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our operations for the foreseeable future. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of August 31, 2022. Based on our current 2023 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities and believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Working capital as of August 31, 2022 and 2021, is as follows:

	2022	2021	Change
	(Dollars in thousands)
Current assets	$9,377,847	$7,998,951	$1,378,896
Less current liabilities	6,951,969	6,326,013	625,956
Working capital	$2,425,878	$1,672,938	$752,940

As of August 31, 2022, working capital increased by $752.9 million compared with August 31, 2021. Current asset balance changes increased working capital by $1.4 billion, primarily due to increases in receivables, which were driven by higher commodity prices. Current liabilities balance changes decreased working capital by $626.0 million, primarily due to an increase in our dividends and equities payable for our cash patronage and equity redemptions to be paid to owners in fiscal 2023.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

Our estimated future obligations as of August 31, 2022, include both current and long-term obligations. During fiscal 2023, we have a current obligation to repay $283.1 million of long-term debt, as well as $78.6 million of interest related to long-term debt. Beyond fiscal 2023, our long-term debt obligation is $1.6 billion and interest payments related to long-term debt of $378.9 million. For finance leases, we have a current and long-term obligation of $8.6 million and $48.5 million, respectively. For operating leases, we have a current and long-term obligation of $57.9 million and $227.2 million, respectively. See Note 9, Notes Payable and Long-Term Debt, and Note 19, Leases, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our long-term debt and leases, respectively. We enter into purchase obligations that are legally binding and into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. Our current and long-term obligation for such arrangements is $9.1 billion and $1.1 billion, respectively.

Cash Flows

	Years Ended August 31,
	2022	2021	Change
	(Dollars in thousands)
Net cash provided by operating activities	$1,946,518	$757,811	$1,188,707
Net cash used in investing activities	(457,084)	(101,672)	(355,412)
Net cash used in financing activities	(1,113,688)	(326,585)	(787,103)
Effect of exchange rate changes on cash and cash equivalents	(14,756)	(4,063)	(10,693)
Net increase in cash and cash equivalents and restricted cash	$360,990	$325,491	$35,499

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $1.2 billion increase in cash provided by operating activities in fiscal 2022 is primarily the result of higher net income during fiscal 2022 compared to fiscal 2021, including a $424.8 million increase in cash distributions from our equity investment in CF Nitrogen during 2022 compared to the prior year.

The $355.4 million increase in cash used in investing activities in fiscal 2022 reflects increases in our CHS Capital notes receivables primarily due to increases in funding for producer borrowers from increased marketing of programs and higher commodity prices.

The $787.1 million increase in cash used in financing activities in fiscal 2022 primarily reflects decreased net cash inflows associated with our notes payable during fiscal 2022. The increase is also partially due to higher amounts paid for cash patronage and equity redemptions in fiscal 2022 compared to the prior fiscal year.

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

Inventory Valuation and Reserves

    Grain, processed grain, oilseed, processed oilseed and other minimally processed soy-based inventories are stated at net realizable value. All other inventories are stated at the lower of cost or net realizable value. The costs of certain energy inventories (wholesale refined products, crude oil and asphalt) are determined on the LIFO method; all other inventories of nongrain products purchased for resale are valued on the first-in, first-out ("FIFO") and average cost methods. Estimates are used in determining the net realizable values of grain and oilseed and processed grain and oilseed inventories. These estimates include using inputs that are generally based on exchange-traded prices and/or recent market bids and offers, including location-specific adjustments. If estimates regarding the valuation of inventories are less favorable than management's assumptions, write-downs of inventories may be required.

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

Pension and Other Postretirement Benefits

    Pension and other postretirement benefits costs and obligations depend on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest costs, expected return on plan assets, mortality rates and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore generally affect recognized expenses and the recorded obligations in future periods. While our management believes the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expenses.

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

Long-Lived Assets

    Property, plant and equipment is depreciated or amortized over the expected useful lives of individual or groups of assets based on the straight-line method. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from actual useful lives.

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

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on our consolidated financial statements.

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
    When a futures position is established, the initial margin must be deposited with the applicable exchange or broker. The amount of margin required varies by commodity and is set by the applicable exchange at its sole discretion. If the market price relative to a short futures position increases, an additional margin deposit would be required. Similarly, a margin deposit would be required if the market price relative to a long futures position decreases. Conversely, if the market price increases relative to a long futures position or decreases relative to a short futures position, margin deposits may be returned by the applicable exchange or broker.
    Our policy is to manage our commodity price risk exposure according to internal policies and in alignment with our tolerance for risk. It is our policy that our profitability should come from operations, primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net physical position limits. These limits are defined for each commodity and business unit, and business units may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate middle office and compliance team, with day-to-day monitoring procedures being implemented within each individual business unit to ensure any limits overages are explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed at least annually with our senior leadership and the Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions.
    The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different from current market prices. We manage these risks by entering into fixed-price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we transact in exchange traded instruments or enter into over-the-counter derivatives that primarily clear through our FCM, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.
Based on our net fair market value calculation as of August 31, 2022, a 10% adverse change in market prices would not materially affect our results of operations. While we use commodity futures and forward contracts as economic hedges of price risk and our operations have effective economic hedging requirements as a general practice, we cannot ensure that these risk management activities will offset all financial impact resulting from an adverse change in market prices. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, volatility of the commodity markets and availability of hedging instruments. Utilization of derivatives and hedging activities is described more fully in Note 15, Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	Expected Maturity Date						Total	Fair Value Liability
	2023	2024	2025	2026	2027	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$459,398	$—	$—	$—	$—	$—	$459,398	$459,398
Average interest rate	4.4%	—	—	—	—	—	4.4%	—
Variable rate CHS Capital short-term notes payable	$147,321	$—	$—	$—	$—	$—	$147,321	$147,321
Average interest rate	1.3%	—	—	—	—	—	1.3%	—
Fixed rate long-term debt	$283,066	$882	$330,344	$80,020	$58,021	$795,000	$1,547,333	$1,483,478
Average interest rate	4.5%	6.7%	4.2%	4.8%	4.7%	4.3%	4.4%	—
Variable rate long-term debt	$—	$—	$—	$366,000	$—	$—	$366,000	$341,078
Average interest rate (a)	—	—	—	4.0%	—	—	4.0%	—
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

Foreign Currency Risk

    We were exposed to risk regarding foreign currency fluctuations during fiscal 2022 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amount of our foreign exchange derivative contracts was $1.9 billion and $1.2 billion as of August 31, 2022 and 2021, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of August 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management's assessment using this framework, management concluded that, as of August 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Financial Reform Bill passed in July 2010 that permits us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On November 1, 2022, we and Mr. Debertin entered into an amendment ("Employment Agreement Amendment No. 3") to the employment agreement we entered into with Mr. Debertin on May 22, 2017 ("Employment Agreement"), as previously amended on November 5, 2020 ("Amendment No. 1") and on November 4, 2021 ("Amendment No. 2"), pursuant to which the term of the Employment Agreement was extended to August 31, 2026 and the termination provisions of the Employment Agreement were amended to provide that Mr. Debertin would receive welfare benefit continuation for two years following the termination of his employment, if he chooses to retire on or after August 31, 2025.

The foregoing description of the Employment Agreement Amendment No. 3 does not purport to be complete and is qualified in its entirety by reference to Employment Agreement Amendment No. 3, which is filed as Exhibit 10.1C to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

    The table below provides certain information regarding each of our directors, as of August 31, 2022:

Name	Age	Director Region	Director Since
David Beckman	62	8	2018
Clinton J. Blew	45	8	2010
Hal Clemensen	62	4	2019
Scott Cordes	61	1	2017
Jon Erickson	62	3	2011
Mark Farrell	63	5	2016
Steve Fritel	67	3	2003
Alan Holm	62	1	2013
David Johnsrud	68	1	2012
Tracy Jones	59	5	2017
David Kayser	63	4	2006
Russell Kehl	47	6	2017
Perry Meyer	68	1	2014
Steve Riegel	70	8	2006
Daniel Schurr	57	7	2006
Kevin Throener	50	3	2019
Cortney Wagner	44	2	2020

    As a cooperative, members of our Board of Directors are nominated and elected by our members as required by our bylaws. As described below under "Director Elections and Voting," to ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. Neither management nor the incumbent directors have any control over the nominating process for directors. As described below under "Director Elections and Voting," to be eligible for service as a director, a nominee must, among other things, (i) be an active farmer or rancher, (ii) be a Class A individual member of CHS or a member of a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. In general, our directors operate large commercial agricultural enterprises, which require expertise in all areas of management, including financial oversight. Nearly all directors also have experience serving on local cooperative association boards and all participate in a variety of agricultural and community organizations. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course and earn the Certificate of Director Education.

    David Beckman has been a member of the CHS Board of Directors since 2018. He is a member of the Audit Committee and CHS Foundation Board of Trustees. He is secretary of the Nebraska Cooperative Council and former board chair for Central Valley Ag Cooperative in York, Nebraska. He holds a bachelor's degree in agronomy from the University of Nebraska-Lincoln. Mr. Beckman's principal occupation has been farming for more than five years. In partnership with his family, he raises irrigated corn and soybeans and operates a custom hog-feeding operation near Elgin, Nebraska.

    Clinton J. Blew, First Vice Chair, has been a member of the CHS Board of Directors since 2010. Since 2017, Mr. Blew has served as first vice chair of the Executive Committee of the Board. He also serves on the Audit and Corporate Risk Committees. He is a member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, Kansas Livestock Association, Texas Cattle Feeders Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in south-central Kansas.

    Hal Clemensen has been a member of the CHS Board of Directors since 2019. He is chair of the Government Relations Committee and a member of the Corporate Risk Committee. He serves on the board of trustees for Presentation College and the Avera Rural Cancer Advisory Board. He is a former member of the Agtegra Cooperative board and previously served as a director of the South Dakota Value Added Agriculture Development Center, South Dakota Soybean Association and Redfield Farmers Union Oil Company. He holds a bachelor's degree in agricultural economics and agricultural business from South Dakota State University. Mr. Clemensen's principal occupation has been farming for more than five years. He and his wife raise corn, soybeans and wheat in Brown and Spink counties in South Dakota.

    Scott Cordes has been a member of the CHS Board of Directors since 2017. He is vice chair of the Audit Committee and vice chair of the Corporate Risk Committee. He serves as a director and past chair of Security State Bank of Wanamingo. Previously, he served as a director of Cooperative Network, the Minneapolis Grain Exchange and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than five years. Prior to his current occupation, he was president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS Inc. He co-owns and operates a corn and soybean farm near Wanamingo, Minnesota.

    Jon Erickson, Second Vice Chair, has been a member of the CHS Board of Directors since 2011. Since 2017, he has been second vice chair of the Executive Committee of the Board. He is also a member of the Audit and Capital Committees. He is an advisory board member for the Quentin Burdick Center for Cooperatives, a board member of the State Historical Society of North Dakota Foundation, a council member of Rural Leadership North Dakota and a member of the North Dakota Farmers Union and North Dakota Stockmen's Association. He holds a bachelor's degree in agricultural economics from North Dakota State University. Mr. Erickson's principal occupation has been farming for more than five years, and he raises grain and oilseed and operates a commercial Hereford-Angus cow-calf business near Minot, North Dakota.

    Mark Farrell has been a member of the CHS Board of Directors since 2016. He is a member of the Government Relations and Corporate Risk Committees. Previously, he served as a director and president of the Premier Cooperative board and as a director of Mount Horeb Farmers Co-op and United Ethanol. He graduated from the University of Wisconsin-Madison Agricultural & Life Sciences Farm & Industry Short Course. Mr. Farrell's principal occupation has been farming for more than five years. He raises corn and soybeans in Dane County, Wisconsin.

    Steve Fritel has been a member of the CHS Board of Directors since 2003. He chairs the Corporate Risk Committee and is a member of the Audit Committee. He earned an associate degree from North Dakota State College of Science. Mr. Fritel's principal occupation has been farming for more than five years. He raises spring wheat, durum wheat, soybeans, edible beans, corn and canola near Rugby, North Dakota, selling some of his edible beans to local family-owned restaurants. He also runs a family business providing on-farm grain storage equipment.

    Alan Holm, Assistant Secretary-Treasurer, has been a member of the CHS Board of Directors since 2013. Since 2021, he has been assistant secretary-treasurer of the Executive Committee of the Board. He is a member of the Government Relations and Capital Committees. He also serves on the board for Citizens Bank of Minnesota. He holds an associate degree in machine tool technology from Mankato (Minnesota) Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and owns and manages a cow-calf operation near Sleepy Eye, Minnesota.

    David Johnsrud has been a member of the CHS Board of Directors since 2012. He serves as chair of the Capital Committee and as vice chair of the Government Relations Committee. He also serves as a member of the board for the Cooperative Network. Previously, he served as board chair of AgCountry Farm Credit Services and on the boards of the Minnesota Farm Credit Legislative Committee, Farmers Union Oil, CHS Prairie Lakes, Mid-Minnesota Association and Minnesota State Co-op Directors Association, including terms as board secretary for Farmers Union Oil and CHS Prairie Lakes. Mr. Johnsrud's principal occupation has been farming for more than five years. He raises corn and soybeans near Starbuck, Minnesota.

    Tracy Jones has been a member of the CHS Board of Directors since 2017. He is chair of the Governance Committee and vice chair of the Capital Committee. He has served on the DeKalb County Board and on the boards of CHS Elburn, the former Elburn Co-op, DeKalb County Farm Bureau, DeKalb Kane Cattlemen's Association and DeKalb County Corn Growers. He earned an associate degree in farm management from Kishwaukee College in Malta, Illinois. Mr. Jones' principal occupation has been farming for more than five years. He operates a fourth-generation family farm near Kirkland, Illinois, that raises corn, soybeans and wheat and feeds cattle.

    David Kayser has been a member of the CHS Board of Directors since 2006. He serves as chair of the CHS Foundation Board of Trustees and as a member of the Governance Committee. Mr. Kayser is chair of the Mitchell (South Dakota) Technical College Foundation Board and a previous director and chair of CHS Farmers Alliance and South Dakota Association of Cooperatives. Mr. Kayser's principal occupation has been farming for more than five years. He raises corn, soybeans and hay near Alexandria, South Dakota, and operates a cow-calf and feeder-calf business.

    Russell Kehl, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2017. Since 2019, Mr. Kehl has served as secretary-treasurer of the Executive Committee of the Board. He also serves as a member of the Capital and Governance Committees. He previously was a director of CHS SunBasin Growers and vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his wife operate a farm near Quincy, Washington, that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns a dry bean processing facility, runs a custom farming business and owns and operates a trucking and logistics company.

    Perry Meyer has been a member of the CHS Board of Directors since 2014. He serves as chair of the Audit Committee and is a member of the Corporate Risk Committee. He is a member of United Farmers Co-op, Central Region Cooperative, Minnesota Farm Bureau, Minnesota and Nicollet County corn growers associations, and Minnesota Pork Producers Association. He serves as a director of Steamboat Pork Cooperative, chair of Nuvera Board and director of Minnesota Valley Lutheran School Foundation. He holds an agricultural mechanics degree from Alexandria (Minnesota) Technical School. Mr. Meyer's principal occupation has been farming for more than five years. He operates a family farm, raising corn, soybeans and hogs near New Ulm, Minnesota.

Steve Riegel has been a member of the CHS Board of Directors since 2006. He is a member of the Capital and Governance Committees. He is an advisory director of Bucklin National Bank. He attended Fort Hays (Kansas) State University, majoring in agricultural business and animal science. Mr. Riegel's principal occupation has been farming for more than five years. He raises irrigated corn, soybeans, alfalfa, dryland wheat and milo and operates a cow-calf operation near Ford, Kansas.

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

Kevin Throener has been a member of the CHS Board of Directors since 2019. He is a member of the Governance Committee and vice chair of the CHS Foundation Board of Trustees. He serves as a CHS Dakota Plains director and is active in the North Dakota Farmers Union, the North Dakota Stockmen's Association and Knights of Columbus. He attended North Dakota State University, majoring in agricultural systems management. Mr. Throener's principal occupation has been farming for more than five years. He and his wife raise corn, soybeans, alfalfa and cattle near Cogswell, North Dakota.

Cortney Wagner has been a member of the CHS Board of Directors since 2020. She serves as vice chair of the Governance Committee and is a member of the CHS Foundation Board of Trustees. She serves on the board of the Montana Council of Cooperatives. She holds a real estate license and has served as a trust associate at 1st National Bank and Trust Company. She earned an associate of arts degree from Williston State College and attended the University of North Dakota, majoring in business finance and psychology. Ms. Wagner's principal occupation has been farming for more than five years. She is a first-generation cattle and hay producer based near Hardin, Montana.

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

The following positions on the Board of Directors will be up for election at the 2022 Annual Meeting of Members:

Region	Incumbent
Region 1 (Minnesota)	Alan Holm
Region 3 (North Dakota)	Kevin Throener
Region 4 (South Dakota)	Hal Clemensen
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin)	Mark Farrell
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma, Texas)	Open Seat

    Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are Class A or Class C members of CHS.

EXECUTIVE OFFICERS

    The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2022:

Name	Age	Position
Jay Debertin	62	President and Chief Executive Officer
Richard Dusek	58	Executive Vice President, Country Operations
Darin Hunhoff	52	Executive Vice President, Energy
John Griffith	53	Executive Vice President, Ag Business and CHS Hedging
Olivia Nelligan	47	Executive Vice President and Chief Financial Officer
Brandon Smith	42	Executive Vice President, General Counsel
David Black	56	Senior Vice President, Enterprise Transformation & Chief Information Officer
Gary Halvorson	49	Senior Vice President, Enterprise Customer Development
Mary Kaul-Hottinger	58	Senior Vice President, Human Resources

    Jay Debertin has been president and chief executive officer ("CEO") for CHS since May 2017. He leads the strategic leadership team in strengthening CHS by advancing operational excellence, strengthening CHS's financial performance and building a team to grow CHS's core businesses to create connections that empower agriculture. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of Energy and Foods where he led energy, transportation and processing at CHS. Mr. Debertin serves as board chair for Ventura Foods. He also serves on the board of directors for Securian Financial. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin-Madison.

Richard Dusek has been executive vice president, country operations, since November 2017. He leads transformation of the CHS retail platform as a critical distribution channel for our core businesses, aligning an enterprise supply chain for energy, agronomy, animal nutrition and grain product lines to serve our farmer- and rancher-owners, and driving growth and efficiency through a customer-focused solutions platform. Mr. Dusek is a former board member of The Fertilizer Institute and the Minneapolis Grain Exchange. He joined CHS in 1988 as a wheat trader. Prior to leading our retail business, Mr. Dusek held roles as vice president in our grain marketing and agronomy divisions. He earned a bachelor of science degree in agricultural economics from North Dakota State University and is a graduate of the Harvard Business School Advanced Management Program.

Darin Hunhoff has been executive vice president, energy, since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, refined fuels, propane, lubricants, and transportation and logistics. In addition, he oversees CHS Strategic Sourcing, the company's enterprisewide strategic sourcing initiative. Mr. Hunhoff serves on the board of directors for Ardent Mills. He joined CHS more than 25 years ago as a petroleum specialist. He has also been chief strategy officer for CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

John Griffith has been executive vice president, ag business and CHS Hedging, since January 2021. He leads CHS global grain and processing operations and renewable fuels trading, supply chain management and risk management, including freight, currency, execution and trade finance. Mr. Griffith chairs the North American Export Grain Association board. He also serves as board chair for CHS Hedging, a commodities brokerage subsidiary of CHS. He worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing, including senior vice president, CHS Global Grain Marketing and CHS Hedging, and vice president, grain marketing North America. He earned a bachelor's degree from St. John's University and a master of business administration degree from Rockhurst University.

Olivia Nelligan is the executive vice president and chief financial officer for CHS, joining the organization in January 2020. She is responsible for finance activities and strategic planning across CHS and chairs the CHS Retirement Plan Committee. Before joining CHS, Ms. Nelligan held executive positions in multiple organizations, as well as acting as a management consultant. She also serves on the advisory council for Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Her past experience includes serving as chief executive officer of Nasco, LLC, a private equity-owned company that provides specialty products for education, healthcare, laboratory testing and agriculture. Ms. Nelligan spent 14 years with Kerry Group plc and was global chief financial and strategic planning officer of its Taste and Nutrition division when she left the company in 2016. She holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from University College Cork, Ireland, and a master of business administration degree from the University of Wisconsin-Madison. She is a fellow of Chartered Accountants Ireland and an associate member of the Institute of Taxation in Ireland.

    Brandon Smith has been executive vice president, general counsel for CHS since March 2021. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance, corporate compliance, federal securities reporting and compliance, and disclosure and investor communications. Mr. Smith also oversees the CHS internal audit department. He previously worked at Tenneco Inc., a multinational industrial company based in Lake Forest, Illinois, for more than 12 years in various legal and leadership roles, most recently as senior vice president, general counsel and corporate secretary. Prior to joining Tenneco, Mr. Smith worked for the Kirkland & Ellis LLP law firm in Chicago, Illinois. He earned a juris doctor degree from Cornell Law School and a bachelor's degree in business management from Hiram College.

    David Black has been senior vice president, enterprise transformation, and chief information officer for CHS since April 2018. He leads enterprise transformation, global information technology, innovation, marketing, communications and facilities. He leads enterprise transformation efforts, driving ongoing companywide efficiency and opportunities for profitable growth. Mr. Black leads strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide and oversees our owner and employee communications, advertising and public relations and CHS sustainability programs. He also serves on the advisory council for Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. He also serves on the board of Ventura Foods and is former board chair of Ag Gateway, a nonprofit consortium of 300-plus businesses, which strives to promote, enable and expand e-business in agriculture. He joined CHS in 2014. Mr. Black previously worked at Monsanto Company, where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC. Mr. Black earned a bachelor's degree in computer science from Tarkio College.

    Gary Halvorson has been senior vice president, enterprise customer development, since September 2021. He is responsible for efforts across all businesses to deliver a focused and coordinated customer experience for owners and customers. He also oversees marketing and sales functions for CHS wholesale and retail agronomy businesses and agronomy product development, as well as CHS cooperative resources, which provides strategic business and talent planning for cooperatives. Mr. Halvorson represents CHS on the board of directors for The Fertilizer Institute (TFI) and on the CF Nitrogen Board of Managers. He also serves on the advisory council for Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Previously, he served on the National FFA Sponsors Board and the Agricultural Retailers Association board of directors. He joined CHS more than 20 years ago. Most recently, he led the CHS agronomy business. Prior to that, Mr. Halvorson held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for CHS country operations. He earned a bachelor's degree in business from Concordia University.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2022, and based further upon written representations received by us with respect to the need to file reports on Form 5, except for Mr. Erickson, who filed one late Form 4, which was later amended, relating to two transactions in November 2021, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2022.

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

AUDIT COMMITTEE MATTERS

    The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2022, the Audit Committee was comprised of Mr. Beckman, Mr. Blew, Mr. Cordes, Mr. Erickson, Mr. Fritel and Mr. Meyer (chair), each of whom is an independent director. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

    We do not believe any member of the Audit Committee is an "audit committee financial expert" as defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder. As a cooperative, members of our Board of Directors are nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The voting members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must among other things, (i) be an active farmer or rancher, (ii) be a Class A individual member of CHS or member of a cooperative association and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director serving on our Audit Committee will be an audit committee financial expert. However, many of our directors, including all of the Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial management or oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairs of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

    This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") during the year ended August 31, 2022:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President and Chief Financial Officer
Darin Hunhoff	Executive Vice President, Energy
Richard Dusek	Executive Vice President, Country Operations
Brandon Smith	Executive Vice President, General Counsel

    CHS creates connections to empower agriculture for our producer and member cooperative owners and the communities in which we and our owners live and operate. Our compensation programs are aligned with our operational objectives and long-term business strategy and are designed to attract, reward and retain high-performing and diverse team members who are passionate about our mission.

    This section outlines the objectives and principles underlying our compensation and benefit programs, as well as the objectives and principles underlying compensation decisions. In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31 of that year.

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

There are no material changes anticipated to our compensation philosophy or objectives for fiscal 2023.

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

    The Governance Committee reviews our executive compensation policies each year with respect to the correlation between executive compensation and creating member-owner value, as well as the competitiveness of our executive compensation programs. The Governance Committee, with input from a third-party consultant if necessary, determines what, if any, changes are appropriate to our executive compensation programs, including the incentive plan goals applicable to our Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. A third-party consultant is chosen and hired directly by the Executive Committee of our Board of Directors ("Executive Committee") to

provide guidance regarding market-competitive levels of base pay, annual variable pay and long-term incentive pay, as well as market-competitive allocations between base pay, annual variable pay and long-term incentive pay for our CEO. The data is shared with our Board of Directors, which makes final decisions regarding our CEO's base pay, annual incentive pay and long-term incentive pay, as well as the allocation of compensation between base pay, annual incentive pay and long-term incentive pay. There are no formal policies for allocation between long-term and short-term compensation other than the intention to be competitive with the external compensation market for comparable positions and to be consistent with our compensation philosophy and objectives. The Executive Committee recommends to our Board of Directors salary actions relative to our CEO and approves annual and long-term incentive awards for our CEO based on performance of CHS compared to the financial goals and, as applicable, individual performance. In turn, our Board of Directors communicates this pay information to our CEO. That same consultant provides guidance to our Governance Committee regarding annual variable pay and long-term incentive pay plans applicable to our senior executives, including our Named Executive Officers. Our CEO is not involved with the selection of the third-party consultant and does not participate in or observe Executive Committee meetings that concern CEO compensation matters. Based on a review of compensation market data provided by our human resources department (survey sources and methodology are explained below under "Components of Compensation"), with input from a third-party consultant if necessary, our CEO decides base compensation levels for the other Named Executive Officers, recommends for the Board of Directors' approval the annual and long-term incentive pay plan performance goals applicable to the other Named Executive Officers (and other employees) and communicates base and incentive compensation pay to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

Components of Compensation

    Our executive compensation and benefits program consists of seven components. Each component is designed to be competitive within the executive compensation market. In determining competitive compensation levels, we analyze independent compensation survey information, including comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2022, the Willis Towers Watson CDB Executive Compensation Survey Report, Mercer Benchmark Database/Total Remuneration Survey and Radford/Aon Compensation Database were used for this analysis, and the survey and database data extracted included median market rates for base salary, annual incentive, total cash compensation and total direct compensation. Companies included in the surveys and database vary by industry, revenue and number of employees, and represent both public and private ownership, as well as nonprofit, government and mutual organizations. Compensation paid by a comparator group of industry-specific companies, which includes 16 private, public and cooperative organizations in the agronomy, energy, food and grain industries, is also considered when making compensation decisions.

    The following companies comprised the 2022 comparator group:

Comparator Group
ADM	Conagra Brands	Kinder Morgan	Mosaic
Bunge	Phillips 66	Koch Industries	Nutrien
CF Industries	General Mills	Land O'Lakes	Valero Energy
Cargill	HF Sinclair	Marathon Petroleum	Williams Companies

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

    For fiscal 2022, base pay was slightly below the market median and total cash compensation and total direct compensation were above the market median. The total cash compensation was above the market median because actual earned annual variable pay awards were achieved at the maximum level of performance. The above market median total direct compensation occurred because long-term incentive awards for the fiscal 2020-2022 performance period were achieved at the superior level of performance.

    The following table presents a more detailed breakout of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for carrying out duties of the job
Annual Variable Pay	Broad-based employee short-term performance-based variable pay incentive for achieving predetermined annual financial and individual performance goals	• Provides a direct link between pay and annual business objectives
• Provides pay for performance to motivate and encourage the achievement of critical business initiatives
• Encourages proper expense control and containment
Profit-Sharing	Selective employee short-term performance-based variable pay for achieving predetermined annual financial goals	• Provides a direct link between employee pay and our profitability
Long-Term Incentive	Long-term performance-based incentive for senior management to achieve predetermined triennial Return on Invested Capital ("ROIC") goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
	The supplemental plans include nonqualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"); in addition, the plans allow participants to voluntarily defer receipt of a portion of their income	• These benefits are provided to attract and retain senior managers with total rewards programs that are competitive with comparable companies
Health and Welfare Benefits	Medical, dental, vision, life insurance and short-term disability benefits generally available to all full-time employees. Certain officers, including our Named Executive Officers, also are eligible for executive long-term disability benefits	• With the exception of executive long-term disability benefits, these benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
Additional Benefits	Additional benefits are provided to certain officers, including our Named Executive Officers	• These benefits are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us

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

Fiscal 2022 Executive Compensation Mix at Target

    The charts below illustrate the mix of base salary, annual variable pay at target performance (2022 Performance
Period) and long-term incentive compensation at target performance (2020-2022 Performance Period) for fiscal 2022 for our CEO and the other Named Executive Officers as a group.
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

Mr. Debertin received a 3.0% base salary increase effective January 1, 2022. Our Board of Directors approved the increase to maintain a competitive pay position to market. Ms. Nelligan, Mr. Hunhoff, Mr. Dusek and Mr. Smith received base salary increases of 5.3%, 3.0%, 3.3% and 3.0%, respectively.

Annual Variable Pay

    Named Executive Officers are covered by the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other employees and, based on the plan provisions, when they are hired or retire they receive awards prorated to the period of time eligible. Each Named Executive Officer was eligible to participate in the AVP for fiscal 2022. Target AVP award levels were set with reference to competitive market compensation levels and were intended to motivate our executives by providing annual variable pay awards for the achievement of predetermined goals. Our AVP program for fiscal 2022 was based on enterprise-level financial performance and specific management business objectives with the actual payout dependent on achieving predetermined enterprise-level financial performance goals and individual performance goals. The financial performance components included ROIC goals for CHS at the enterprise level. The threshold, target and maximum ROIC goals for fiscal 2022 are set forth in the table below. The management business objectives include individual performance against specific goals relating to subjects such as business profitability, execution of strategic initiatives or talent acquisition, development and retention. In conjunction with the annual performance appraisal process for our CEO, our Board of Directors reviews the individual goals and, in turn, determines and approves this portion of the annual variable pay award based upon completion or partial completion of the previously specified goals and principal accountabilities for our CEO. Likewise, our CEO uses the same process for determining individual goal attainment for the other Named Executive Officers.

CHS financial performance goals and award opportunities under our fiscal 2022 Annual Variable Pay Plan were as follows:

Performance Level	CHS Company Performance Goal	Percent of Target Award
Maximum	7.2% ROIC	200%
Target	6.2% ROIC	100%
Threshold	5.2% ROIC	50%
Below threshold	<5.2% ROIC	0%

    ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

    ROIC is a measurement of how efficiently we use capital and the level of returns on that capital and is calculated by dividing adjusted net operating profit after tax by average funded debt plus equity at the beginning of the year. We define adjusted net operating profit after tax as earnings before tax plus interest, net, and the sum is multiplied by the effective tax rate. For purposes of the fiscal 2022 AVP, we define funded debt as the sum of the average of long-term debt at the beginning and end of the year, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2019, 2020, 2021 and 2022, respectively, and the total beginning of year equity as of July 31, 2019, 2020 and 2021, respectively.

    Our Board of Directors approved the ROIC performance goals for the fiscal 2022 AVP and determined our CEO's individual goals. The weighting of our CEO's goals for fiscal 2022 was 70% CHS total company ROIC and 30% principal accountabilities and individual goals. Our CEO determined individual goals for the other Named Executive Officers. The weighting of goals for the other Named Executive Officers for fiscal 2022 was 70% CHS total company ROIC and 30% individual goals.

    ROIC results for fiscal year 2022 were 16.1%. Despite the significant and enduring operating and leadership challenges experienced in fiscal year 2022 and that we continue to experience, Mr. Debertin, the other Named Executive Officers, and our other CHS employees responded with timely decisions and actions to adjust to those challenging business conditions and consistently execute to meet the needs of our customers and member-owners. Strong global demand due to geopolitical factors and supply chain disruptions resulted in market volatility with higher commodity prices and refining margins in our Energy segment, which contributed to increased earnings in fiscal 2022. The CEO and each other Named Executive Officer's performance was determined by the Board of Directors or the CEO, respectively, to have been strong against their individual objectives and therefore each Named Executive Officer was awarded the maximum payout for the 30% individual goals component. Annual variable pay awards that will be or have been paid under the Annual Variable Pay Plan for fiscal 2022 for the Named Executive Officers are as follows:

Name	Variable Pay
(Dollars)
Jay Debertin	$3,939,192
Olivia Nelligan	1,380,000
Darin Hunhoff	1,357,900
Richard Dusek	1,265,000
Brandon Smith	1,350,330

Profit Sharing

    Each Named Executive Officer was eligible to participate in our Profit-Sharing Plan, which is also applicable to other employees. The purpose of the Profit-Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The levels of fiscal 2022 profit-sharing awards vary in relation to the level of CHS ROIC achieved and are displayed in the following table:

ROIC	Profit-Sharing Award
7.2%	5%
6.7%	4%
6.2%	3%
5.7%	2%
5.2%	1%

    ROIC results for fiscal 2022 were 16.1%. Accordingly, each Named Executive Officer earned a 5% award under the Profit Sharing Plan.

Long-Term Incentive

    Each Named Executive Officer was eligible to participate in the CHS Inc. Executive Long-Term Incentive Plan ("ELTIP"). The purpose of the ELTIP is to align long-term results with long-term performance goals, encourage our Named Executive Officers to maximize long-term value for our member-owners and retain key executives. The ELTIP consists of three-year performance periods to ensure consideration is made for our long-term financial performance and strategic execution, with a new performance period beginning every year. Our Board of Directors approves the ELTIP goals for each three-year period.

    Awards from the ELTIP are contributed to the Deferred Compensation Plan after the end of each performance period. These awards vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the ELTIP are designed to help us retain key executives. Participants who leave CHS prior to retirement for reasons other than death or disability forfeit all unearned and unvested ELTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the ELTIP rules. Like the Annual Variable Pay Plan, award levels for the ELTIP are set with regard to competitive considerations. The target level ELTIP award level was 115% of base salary for Named Executive Officers other than Mr. Debertin for performance periods beginning before September 1, 2021 (including the three-year ELTIP performance period ending in fiscal 2022), and 125% of base salary for performance periods beginning on or after September 1, 2021. Mr. Debertin's target level ELTIP award level was 150% of base salary for performance periods beginning before September 1, 2021 (including the three-year ELTIP performance period ending in fiscal 2022, and 300% of base salary for performance periods beginning on or after September 1, 2021.

    For the three-year ELTIP period ending in fiscal 2022, the ELTIP performance measure was based upon our ROIC during the period. As stated above, ROIC is a measurement of how efficiently we use capital and the level of returns on that capital and is calculated by dividing adjusted net operating profit after tax by average funded debt plus total equity at the beginning of the year. For purposes of the fiscal 2020-2022 performance period, we define funded debt as the sum of the average of long-term debt at the beginning and end of the year, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2019, 2020, 2021 and 2022, respectively, and the total beginning of year equity as of July 31, 2019, 2020 and 2021, respectively.

As also stated above, ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

Award opportunities for the fiscal 2020-2022 ELTIP are expressed as a percentage of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet a three-year period threshold level of ROIC performance for any participant to earn an award payout under the 2020-2022 ELTIP. As indicated in the below table, the threshold, target, maximum and superior performance maximum ROIC goals for the fiscal 2020-2022 performance period are as follows:

Performance Level	CHS Three-Year ROIC	Percent of Target Award
Superior performance maximum	7.9%	400%
Maximum	6.9%	200%
Target	5.9%	100%
Threshold	4.9%	50%
Below threshold	<4.9%	0%

Business conditions in the agriculture and energy industries were highly variable during the 2020-2022 performance period, which included ROIC performance well above the target performance level during the period before the coronavirus pandemic began and ROIC performance slightly above the maximum performance level from the beginning of the pandemic period through the end of fiscal 2021. In much of fiscal 2022, external market conditions in both our Ag and Energy segments resulted in financial and operating performance that greatly exceeded the superior performance level. Both our Ag and Energy segments experienced significant favorable changes in business conditions and were subject to external economic forces that caused our ROIC performance to vary significantly during each year (5.1% in 2020; 6.2% in 2021; and 16.1% in 2022). Actual ROIC performance for the fiscal 2020-2022 performance period was 9.24%. ELTIP payments for the fiscal 2020-2022 ELTIP for the Named Executive Officers are as follows:

Name	ELTIP Payments
(Dollars)
Jay Debertin	6,437,835
Olivia Nelligan	2,297,444
Darin Hunhoff	2,663,064
Richard Dusek	2,476,093
Brandon Smith	1,774,220

    Details for the fiscal 2022 awards associated with the fiscal 2022-2024 ELTIP performance period are provided in the "2022 Grants of Plan-Based Awards" table.

Other Compensation

    To preserve key leadership continuity and bench strength, as well as a total direct compensation opportunity amount that is competitive to market, our Board of Directors approved a potential retention incentive award ("2018 Retention Award") for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2016-2018 ELTIP and active employees on the date the 2018 Retention Award was approved. The 2018 Retention Award value is equal to the percentage of base salary used for the 2016-2018 ELTIP awards at the target level, based on the participant’s job level as of August 31, 2018, multiplied by the participant’s base salary as of August 31, 2018. Pursuant to its original terms, the 2018 Retention Award would only be earned if the applicable participant continued active employment through January 1, 2021, or met the limited pro-ration criteria provided in the 2018 Retention Award. However, in light of the COVID-19 pandemic and its potential impact on our fiscal 2021 business and financial performance, and the economy in general, and based upon the recommendation of the Governance Committee and the request of Messrs. Debertin, Dusek, Hunhoff and our other eligible senior officers, in November 2020, our Board of Directors modified the terms of the 2018 Retention Award to provide that it would only be earned if the applicable participant continued active employment through January 1, 2022, except that, if the applicable participant's employment ended voluntarily or involuntarily for a reason unrelated to misconduct between January 1, 2021, and January 1, 2022, the participant would earn and be paid the 2018 Retention Award.

Payments for the 2018 Retention Award for the Named Executive Officers made in January 2022 are as follows:

Name	Retention Award Payment
(Dollars)
Jay Debertin	$1,768,125
Darin Hunhoff	371,000
Richard Dusek	347,988

Because Ms. Nelligan and Mr. Smith were not active participants in the 2016-2018 ELTIP or actively employed by us on the date the 2018 Retention Award was approved, they were not granted a 2018 Retention Award.

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

    Nonparticipants are automatically enrolled in the plan at a 3% contribution rate and, effective each January 1, the participant's contribution will be automatically increased by 1%. This escalation will stop once the participant's contribution reaches 15%. The participant may elect to cancel or change these automatic deductions at any time.

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

    Certain Named Executive Officers may have accumulated nonqualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance as of August 31, 2022, of $33.0 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

    The Deferred Compensation Plan allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be paid. During the year ended August 31, 2021, all of the Named Executive Officers were eligible to participate in the Deferred Compensation Plan. Mr. Debertin and Ms. Nelligan participated in the elective portion of the Deferred Compensation Plan.

    Benefits from the Deferred Compensation Plan are primarily funded in a rabbi trust, with a balance as of August 31, 2022, of $134.4 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

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

Life, AD&D and Dependent Life Insurance

    Named Executive Officers and their dependents may participate in our basic life, optional life, accidental death and dismemberment ("AD&D") and dependent life plans on the same basis as other eligible full-time employees. The plans allow Named Executive Officers an opportunity to purchase group life insurance on the same basis as other eligible full-time employees. Basic life insurance equal to one times eligible compensation will be provided at our expense on the same basis as other eligible full-time employees. Named Executive Officers can choose various coverage levels of optional and dependent life insurance at their own expense on the same basis as other eligible full-time employees. Employee optional life coverage includes an equal amount of AD&D coverage. We also provide at our expense Business Travel Accident coverage to Named Executive Officers when partaking in a business trip that furthers the business of CHS.

Short-term, Long-term and Individual Disability

    Named Executive Officers participate in our Short-Term Disability Plan ("STD") on the same basis as other eligible full-time employees. The Named Executive Officers also participate in an executive Long-Term Disability Plan ("LTD") and, effective January 1, 2023, will receive Individual Disability Insurance ("IDI"). These programs replace a portion of income in the event that a Named Executive Officer is disabled under the applicable terms and is unable to work full-time. The cost of STD and LTD coverage is, and the cost of IDI coverage will be, paid by us.

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

Additional Benefits
    Certain benefits such as executive physical examinations and limited financial and tax planning assistance are available to our Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us.

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
    Under the Recovery Policy, incentive compensation includes annual cash incentive awards granted pursuant to either the Annual Variable Pay Plan or an individual cash incentive plan, annual cash awards earned under the Profit Sharing Plan and cash-based performance awards granted pursuant to the ELTIP or any successor plan; in each case, provided that such compensation is granted, earned or vested based wholly or in part on the attainment of a financial performance measure.

Agreements with Named Executive Officers

Mr. Debertin

    On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into an employment agreement with us on that date (the "Employment Agreement"). On November 5, 2020, we entered into an amendment to the Employment Agreement ("Employment Agreement Amendment No. 1") with Mr. Debertin, pursuant to which the term of the Employment Agreement was extended to August 31, 2023, provided that, pursuant to the terms of the Employment Agreement, beginning on August 31, 2023, and on each August 31 thereafter, the Employment Agreement will automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the relevant renewal date, of its intent not to renew the agreement for the additional one-year period. On November 3, 2021, we and Mr. Debertin entered into another amendment ("Employment Agreement Amendment No. 2") to the Employment Agreement, pursuant to which the terms of Mr. Debertin's long-term incentive compensation opportunity were amended as set forth below. The amended long-term incentive compensation opportunity contemplated by Employment Agreement Amendment No. 2 applies for each three-year performance period that begins on or after September 1, 2021.

Pursuant to the terms of the Employment Agreement, as amended by Employment Agreement Amendment No. 2, Mr. Debertin is entitled to, among other things:

•An annual base salary of $1,150,000, which has subsequently been increased by our Board of Directors to $1,313,064 and which is subject to further increase by our Board of Directors from time to time;

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

On November 1, 2022, we and Mr. Debertin entered into another amendment to the Employment Agreement ("Employment Agreement Amendment No. 3"), pursuant to which the term of the Employment Agreement was extended to August 31, 2026, and the termination provisions of the Employment Agreement were amended to provide that Mr. Debertin would receive welfare benefit continuation for two years following the termination of his employment, if Mr. Debertin chooses to retire from the Company on or after August 31, 2025.

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

Ms. Nelligan

Ms. Nelligan's compensation is set forth in a letter agreement we entered into with her on January 7, 2020 (the "Nelligan Letter Agreement"). The Nelligan Letter Agreement provides Ms. Nelligan with an initial annual base salary of $570,000 and a hiring bonus of $200,000 (which bonus amount is the amount to be paid to Ms. Nelligan, after applicable tax withholding), $100,000 of which was paid as a lump sum within 30 days of January 29, 2020, and $100,000 of which was paid as a lump sum within 30 days following one year of employment with us.

The Nelligan Letter Agreement provides that Ms. Nelligan's initial target award for purposes of the Annual Variable Pay Plan will be equal to 115% of her annual base salary on August 31 of each year, and required us to give Ms. Nelligan a full year of credit for the fiscal 2020 Annual Variable Pay Plan, rather than prorate her award for the time that she was employed by us during fiscal 2020.

The severance pay and benefits to which Ms. Nelligan would be entitled if we terminated her employment without cause or if she terminated her employment for "good reason" are described below under "Post Employment."

Mr. Smith

Mr. Smith's compensation is set forth in a letter agreement we entered into with him on January 1, 2021 (the "Smith Letter Agreement"). The Smith Letter Agreement provides Mr. Smith with an initial annual base salary of $570,000 and a hiring bonus in the gross amount of $1,500,000 ("Hiring Bonus"). The Smith Letter Agreement provides for the payment of the Hiring Bonus in three installments of $400,000 in each of June 2021, June 2022, and June 2023, and a final installment of $300,000 in June 2024, provided Mr. Smith is employed by CHS on the payment date. Notwithstanding the foregoing, the Smith Letter Agreement provides that, in the event of an employment separation by us without good reason prior to payment of any portion of the Hiring Bonus, we will pay the Hiring Bonus in full no later than 60 days from the date of separation. In addition, the Smith Letter Agreement provides that, in the event that during his second year of employment with us Mr. Smith voluntarily terminates, resigns or otherwise ends his employment relationship without good reason, or is involuntarily terminated for good cause, he will reimburse us at the rate of 1/12th of the total amount of the $400,000 installment paid in June 2022, net after tax, for each uncompleted month in such second year of employment.

The Smith Letter Agreement provides that Mr. Smith's initial target award for purposes of the Annual Variable Pay Plan will be equal to 115% of his annual base salary on August 31 of each year, and that Mr. Smith will receive a full year of credit for the fiscal 2021 Annual Variable Pay Plan, rather than a prorated award based on the time that he was employed by us during fiscal 2021. The Smith Letter Agreement also provides that Mr. Smith's initial target award for purposes of the ELTIP will be equal to 115% of the average of his annual base salary on August 31 of each year in the applicable three-year performance period, and that any award he receives under the ELTIP will be prorated by the number of full months (credited to September 1, 2020) he is eligible for participation in the ELTIP during the respective three-year performance period.

The Smith Letter Agreement also provides that we will assist with Mr. Smith's moving and relocation expenses and will reimburse Mr. Smith for one month of COBRA premium payments (net, after applicable tax withholding) for each of the two health insurance plans covering him and his family prior to his employment at CHS.

The severance pay and benefits to which Mr. Smith would be entitled if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under "Post Employment."

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

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (1)(2)	Nonequity Incentive Plan Compensation (1)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)(4)	All Other Compensation (1)(5-11)	Total (1)
		(Dollars)
Jay Debertin President and Chief Executive Officer	2022	$1,300,316	—	12,145,152	$661,879	$372,610	$14,479,957
	2021	1,274,819	—	7,229,841	816,884	127,858	9,449,402
	2020	1,262,442	—	8,188,034	1,267,791	435,790	11,154,057
Olivia Nelligan Executive Vice President and Chief Financial Officer	2022	590,000	—	3,677,444	114,130	139,019	4,520,593
	2021	570,000	100,000	1,866,304	129,853	259,825	2,925,982
	2020	339,076	100,000	912,080	37,620	90,511	1,479,287
Darin Hunhoff Executive Vice President, Energy	2022	584,659	—	4,391,964	49,859	150,806	5,177,288
	2021	573,195	—	2,507,251	265,462	54,494	3,400,402
	2020	567,630	—	3,236,871	563,056	167,292	4,534,849
Richard Dusek Executive Vice President, Country Operations	2022	544,140	—	4,089,081	112,942	136,837	4,883,000
	2021	532,421	—	2,332,916	272,341	73,888	3,211,566
	2020	528,941	—	2,813,307	415,431	149,864	3,907,543
Brandon Smith Executive Vice President, General Counsel	2022	581,400	400,000	3,124,550	121,053	241,139	4,468,142

(1) Information on Mr. Smith includes compensation beginning in fiscal 2022 the first year in which he became a Named Executive Officer.

(2) Includes hiring bonus payments to Ms. Nelligan of $100,000 in fiscal 2020 and fiscal 2021; hiring bonus payment of $400,000 to Mr. Smith in fiscal 2022.

(3) Amounts include retention awards earned in fiscal 2022, annual variable pay awards and long-term incentive awards.

As discussed specifically in the "Other Compensation" section, the Board of Directors approved a retention award for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2016-2018 ELTIP and active employees on the date the retention award was approved. Pursuant to its original terms, the retention award would generally be earned only if the participant continued active employment through January 1, 2021. In November 2020, our Board of Directors modified the terms of the retention award to provide that it would generally only be earned if the applicable participant continued active employment through January 1, 2022. The actual retention award value was distributed as follows in fiscal 2022: Mr. Debertin, $1,768,125; Mr. Hunhoff, $371,000; and Mr. Dusek, $347,988. Because Ms. Nelligan and Mr. Smith were not active participants in the 2016-2018 ELTIP or actively employed by us on the date the retention award was approved, they were not granted a retention award.

The actual annual variable pay award value was as follows in fiscal 2022, 2021 and 2020, respectively: Mr. Debertin, $3,939,192, $3,357,300 and $1,173,439; Ms. Nelligan, $1,380,000, $1,150,862 and $402,248; Mr. Hunhoff, $1,357,900, $1,157,313 and $404,503; Mr. Dusek, $1,265,000, $1,074,988 and $375,729; and Mr. Smith, $1,350,330 (Mr. Smith was not a Named Executive Officer in fiscal 2020 or 2021).

The actual long-term incentive award value was as follows in fiscal 2022, 2021 and 2020, respectively: Mr. Debertin, $6,437,835, $3,872,541 and $6,152,095; Ms. Nelligan, $2,297,444, $715,442 and $509,832; Mr. Hunhoff, $2,663,064, $1,349,938 and $2,544,868; Mr. Dusek, $2,476,093, $1,257,928 and $2,379,008; Mr. Smith, $1,774,220 (Mr. Smith was not a Named Executive Officer in fiscal 2020 or 2021).

(4) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2022, 2021 and 2020, respectively: Mr. Debertin,$334,447, $504,012 and $1,086,570; Ms. Nelligan, $88,098, $118,911 and $37,484; Mr. Hunhoff, $(320,238), $224,788 and $552,962; Mr. Dusek, $(25,231), 182,389 and $394,289; and Mr. Smith, $112,719 (Mr. Smith was not a Named Executive Officer in fiscal 2020 or 2021). Negative values are not reflected in the sum reported in the column.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds and was as follows in fiscal 2022, 2021 and 2020, respectively: Mr. Debertin, $327,432, $312,872 and $181,221; Ms. Nelligan, $26,032, $10,942 and $136; Mr. Hunhoff, $49,859, $40,674 and $10,094; Mr. Dusek, $112,942, $89,952 and $21,142; and Mr. Smith, $8,334 (Mr. Smith was not a Named Executive Officer in fiscal 2020 or 2021).

(5) Includes fiscal 2022 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $345,355; Ms. Nelligan, $118,277; Mr. Hunhoff, $119,030; Mr. Dusek, $109,428; and Mr. Smith, $98,992.

(6) Includes fiscal 2022 employer contribution to the 401(k) Plan: Mr. Debertin, $16,242; Ms. Nelligan, $11,385; Mr. Hunhoff $16,475; Mr. Dusek, $16,125; and Mr. Smith, $12,175.

(7) For fiscal 2022, includes executive LTD, travel accident insurance, executive physical, financial planning, wellness program incentive, companion travel, and token commemorative gift for Mr. Debertin.

(8) For fiscal 2022, includes executive LTD, travel accident insurance, executive physical, wellness program incentive, and token commemorative gift for Ms. Nelligan.

(9) For fiscal 2022, includes executive LTD, travel accident insurance, executive physical, wellness program incentive, companion travel, and token commemorative gift for Mr. Hunhoff.

(10) For fiscal 2022, includes executive LTD, travel accident insurance, executive physical, financial planning, companion travel, and token commemorative gift for Mr. Dusek.

(11) For fiscal 2022, includes moving and relocation expenses of $40,857 and aggregate gross-ups for taxes of $83,983, in each case, in accordance with the Smith Letter Agreement, as well as executive LTD, travel accident insurance and token commemorative gift for Mr. Smith.

Agreements with Named Executive Officers

    On May 22, 2017, we entered into an Employment Agreement with Mr. Debertin, our President and Chief Executive Officer, which was amended by Employment Agreement Amendment No. 1 on November 5, 2020, Employment Agreement Amendment No. 2 on November 3, 2021, and Employment Agreement No. 3 on November 1, 2022. The Employment Agreement, as amended by Employment Agreement Amendment No. 1, Employment Agreement Amendment No. 2 and Employment Agreement No. 3, supersedes all previous agreements we had with Mr. Debertin. The Employment Agreement was entered into in order to clearly define the obligations of the parties thereto with respect to employment matters, as well as the compensation and benefits to be provided to Mr. Debertin upon termination of employment. The severance payments to which Mr. Debertin would be entitled under the Employment Agreement, as amended by Employment Agreement Amendment No. 1, Employment Agreement Amendment No. 2 and Employment Agreement No. 3, if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under the heading "Post Employment." Other details of the Employment Agreement, as amended by Employment Agreement, Amendment No. 1, Employment Agreement Amendment No. 2, Employment Agreement No. 3 and Mr. Debertin's employment arrangement with us are described in "Compensation Discussion and Analysis" above.
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

    The severance payments to which Mr. Smith would be entitled under the Smith Letter Agreement if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under the heading "Post Employment." Other details of Mr. Smith's employment arrangement with us are described in the "Compensation Discussion and Analysis" above.

2022 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin	9/9/21(1)	$956,114	$1,912,229	$3,824,457
	9/9/21(2)	1,912,229	3,824,457	7,648,914
Olivia Nelligan	9/9/21(1)	327,750	655,500	1,311,000
	9/9/21(3)	356,250	712,500	2,850,000
Darin Hunhoff	9/9/21(1)	329,587	659,174	1,318,349
	9/9/21(3)	358,247	716,494	2,865,975
Richard Dusek	9/9/21(1)	306,142	612,284	1,224,568
	9/9/21(3)	332,763	665,526	2,662,105
Brandon Smith	9/9/21(1)	327,750	655,500	1,311,000
	9/9/21(3)	356,250	712,500	2,850,000
(1) Represents range of possible awards under our fiscal 2022 Annual Variable Pay Plan.

(2) Represents range of possible awards under our ELTIP for the fiscal 2022-2024 performance period for Mr. Debertin. Values for Mr. Debertin reflect the amendments to his long-term incentive compensation opportunity made pursuant to Employment Agreement Amendment No. 2, including an increase in ELTIP target award opportunity to 300% of base salary. Awards are measured over a three-year period and vest over an additional 28-month period.

(3) Represents range of possible awards under our ELTIP for the fiscal 2022-2024 performance period for Ms. Nelligan, Mr. Hunhoff, Mr. Dusek and Mr. Smith. Values include an increase in ELTIP target award opportunity to 125% of base salary. Awards are measured over a three-year period and vest over an additional 28-month period.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under "Compensation Discussion and Analysis" above.

2022 Pension Benefits

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits
		(Years)	(Dollars)
Jay Debertin(1)	Pension Plan	38.2500	$1,249,457
	SERP	38.2500	5,757,944
Olivia Nelligan	Pension Plan	2.5833	35,962
	SERP	2.5833	208,531
Darin Hunhoff	Pension Plan	30.2500	780,275
	SERP	30.2500	1,274,007
Richard Dusek(1)	Pension Plan	34.0833	977,406
	SERP	34.0833	1,089,526
Brandon Smith	Pension Plan	1.4167	13,601
	SERP	1.4167	127,161
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

•Discount rate of 4.68% for the Pension Plan and 4.43% for the SERP;

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

2022 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)(4)
	(Dollars)
Jay Debertin	$262,613	$4,209,780	$(1,150,118)	$540,667	$27,054,146
Olivia Nelligan	241,686	828,847	10,476	—	1,820,992
Darin Hunhoff	—	1,466,170	(825,317)	—	7,680,042
Richard Dusek	—	1,364,784	217,091	400,837	5,840,140
Brandon Smith	—	546,277	15,894	—	562,171
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay. A portion of the contributions reported in this column are included within the amount reported as fiscal 2022 salary in the "Salary" column of the Summary Compensation Table. The specific amounts reported as fiscal 2022 salary in the Summary Compensation Table are: Mr. Debertin, $262,613; and Ms. Nelligan, $126,600. Another portion of the contributions reported in this column are included within the amount reported as 2021 nonequity incentive plan compensation in the "Nonequity Incentive Plan Compensation" column of the Summary Compensation Table. Those contributions were made in early fiscal 2022 based on fiscal 2021 results. The specific amount reported as 2021 nonequity incentive plan compensation in the Summary Compensation Table is: Ms. Nelligan, $115,086.

(2) Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include ELTIP contributions made in early fiscal 2022 based on fiscal 2019-2021 results, which contributions are also included in the amounts reported in the 2021 "Nonequity Incentive Plan Compensation" column of the Summary Compensation Table: Mr. Debertin, $3,872,541; Ms. Nelligan, $715,442; Mr. Hunhoff, $1,349,938; Mr. Dusek, $1,257,928; and Mr. Smith, $451,858. Also included are retirement contributions made in early fiscal 2022 based on fiscal 2021 results for Profit Sharing and 401(k) match on amounts exceeding IRS compensation limits. Those contributions, and applicable tax withholding, are also included in amounts reported in the "All Other Compensation" column of the Summary Compensation Table for fiscal 2022: Mr. Debertin, $337,239; Ms. Nelligan, $113,405; Mr. Hunhoff, $116,232; Mr. Dusek $106,856; and Mr. Smith, $94,419.

(3) The amounts in this column include the change in value of the balance, not including contributions made by or on behalf of the Named Executive Officer. Amounts include the following above-market earnings in fiscal 2022 that are also reflected in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the Summary Compensation Table: Mr. Debertin, $324,996; Ms. Nelligan, $26,032; Mr. Hunhoff, $49,859; Mr. Dusek, $112,942; and Mr. Smith, $8,334

(4) Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. Amounts reported in this column include amounts previously reported in CHS's Summary Compensation Table in previous fiscal years when earned if the Named Executive Officer's compensation was required to be disclosed in a previous fiscal year. Amounts previously reported in such fiscal years include earned, but deferred, salary and annual incentive pay; ELTIP contributions, retirement contributions on amounts exceeding IRS compensation limits, profit sharing contributions and 401(k) match contributions made by us on behalf of the Named Executive Officer; and above-market earnings on deferred compensation. Amounts reported in this column also include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the Named Executive Officer's career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from five market-based notional investments with a varying level of risk selected by us and a fixed rate fund. The notional investment returns for fiscal 2022 were as follows: Vanguard Federal Money Market, 0.48%; Vanguard Life Strategy Income, -12.41%; Vanguard Life Strategy Conservative Growth, -13.34%; Vanguard Life Strategy Moderate Growth, -14.26%; Vanguard Life Strategy Growth, -15.24%; and Fixed Rate, 4.00%.

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

The Nelligan Letter Agreement provides for severance in the event Ms. Nelligan's employment is terminated by us without cause or by her with "good reason" in the amount of one year of base pay and prorated annual variable pay, payable as a lump sum. In addition, the Nelligan Letter Agreement provides that we will reimburse Ms. Nelligan's reasonable, documented repatriation expenses to the Lake Geneva, Wisconsin, area in the event her employment is terminated by us without cause or by her with "good reason" within the first 36 months of her employment.

The Smith Letter Agreement provides for severance in the event Mr. Smith's employment is terminated by us without cause or by him with "good reason" in the amount of one year of base pay and prorated annual variable pay, payable as a lump sum.

    During fiscal 2022, Messrs. Hunhoff and Dusek were covered by a broad-based employee severance program that provided executives with a lump sum payment of 26 weeks of pay, plus one week of pay per year of service, with a 12-month cap.

    The severance pay that the Named Executive Officers would have been entitled to had they been terminated by us without cause or terminated their employment for "good reason," in each case, as of the last business day of fiscal 2022 is as follows:

Name	Amount
(Dollars)
Jay Debertin (1)(2)	$6,613,224
Olivia Nelligan (3)(4)	1,390,000
Darin Hunhoff	533,623
Richard Dusek	550,000
Brandon Smith (3)	1,262,265
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

    There are no other severance benefits offered to our Named Executive Officers, except for up to 12 months of career transition services and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e., age and service) salaried employees.

Pay Ratio

    The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of Dodd-Frank. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC. For fiscal 2022, our last completed fiscal year:

•The median of the annual total compensation of all our employees (other than the CEO) was $71,666; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $14,479,957.

    Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 202:1. To determine the pay ratio, we took the following steps:

•We determined that as of June 1, 2022, the determination date, our employee population consisted of approximately 9,173 individuals, 8,565 of whom were located in the United States and 608 of whom were located outside of the United States. This population consisted of our full-time, part-time, temporary and seasonal employees. From this population, we excluded 349 individuals who were located in the following countries: Argentina (48), Bulgaria (4), Canada (5), China (32), Hungary (17), Italy (3), Paraguay (11), Romania (106), Russia (2), Serbia (5), Singapore (18), South Korea (3), Spain (27), Switzerland (17), Taiwan (3), Ukraine (39) and Uruguay (9). Excluding these employees, our employee population that was used to calculate the pay ratio consisted of 8,824 individuals.

•To identify the median employee, we compared regular, bonus and overtime wages (or their equivalents). We then applied a statistical sampling methodology to produce a sample of employees who were paid within a 5% range of the median regular, bonus and overtime wages (or their equivalents) and selected an employee from within that group as our median employee.

•Once we identified our median employee, we calculated that employee's annual total compensation for fiscal 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in annual total compensation of $71,666.

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

Director Compensation

Overview

    Our Board of Directors met eight times during the fiscal year ended August 31, 2022. Each director (other than the chair of the Board) is a member of two Board committees. At a minimum, each Board committee meets during each of the Board's six regular meetings. For fiscal 2022, each director was provided compensation equivalent to $85,000 per year from September 1, 2021, through December 31, 2021, and equivalent to $89,000 per year from January 1, 2022, through August 31, 2022, paid in 12 monthly payments, plus actual expenses and a travel allowance, with the chair of the Board receiving additional annual compensation of $24,000, the first vice chair and the secretary-treasurer each receiving additional annual compensation of $6,000, all Board committee chairs receiving additional annual compensation of $9,000 and members of the Executive Committee who are not eligible for other premiums receiving additional annual compensation of $3,000. These amounts (other than the $89,000 annual compensation amount), as well as the minimum retirement plan account contribution for the fiscal years 2022-2024 performance period under the Deferred Compensation Plan discussed in greater detail below, were determined after taking into account the analysis included in the market study of director compensation conducted for the Governance Committee by Mercer (U.S.), a global compensation consulting firm, in fiscal 2019. During fiscal 2022, in order to continue to align our director compensation with market practices, our Board of Directors approved increasing annual director compensation from $89,000 to $93,700, effective January 1, 2023. Each director also receives a per diem of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting and a per diem of $250 for conference calls other than regular Board meetings. The number of days per diem for days spent at meetings other than regular Board meetings and the CHS Annual Meeting may not exceed 55 days annually, except that the chair of the Board is exempt from this limit. There is no cap on per diems permitted for conference calls.

    Further, directors are eligible to participate in the Deferred Compensation Plan through a retirement plan account. Other than direct contributions, contributions to the retirement plan account in the Deferred Compensation Plan are made based on our ROIC performance during specific three-year periods, with ROIC defined in the same manner as for the ELTIP. We believe that using the ROIC performance metric for this purpose aligns the interests of our directors with the interests of our management and member-owners. The ROIC performance goal levels are established and approved by our Board of Directors prior to each three-year performance period. Deferred Compensation Plan credits are based on ROIC performance results, as detailed on the following pages.

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

    Retirement benefits are funded by a rabbi trust, with a balance of $7.1 million as of August 31, 2022.

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

Deferred Compensation Plan

    Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal year 2022, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Beckman, Mr. Clemensen, Mr. Erickson, Mr. Fritel, Mr. Johnsrud, Mr. Kehl, Mr. Meyer, Mr. Riegel, Mr. Throener and Ms. Wagner.

    Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

    Each year we will credit an amount to each director's retirement plan account under the Deferred Compensation Plan. The fiscal year 2022 credit to each director's retirement plan account was based on the following ROIC performance goals for fiscal years 2020-2022:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	7.9% ROIC
$50,000 (Maximum)	6.9% ROIC
$25,000 (Target, minimum contribution amount)	5.9% ROIC
*The amount credited for the fiscal years 2020-2022 performance period was required to be mathematically interpolated when results occurred between the superior performance, maximum and target ROIC performance levels. If results had been less than the target ROIC performance level, the amount credited would have been $25,000.

Actual ROIC performance for the fiscal years 2020-2022 performance period was 9.24% and, accordingly, $100,000 was credited to each director's retirement plan account under the Deferred Compensation Plan. This amount is reflected in the Director Compensation Table.

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

2022 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
	(Dollars)
David Beckman	$95,417	$152	$117,656	$213,225
Clinton J. Blew	114,167	13,879	127,965	256,011
Hal Clemensen	113,417	761	118,021	232,199
Scott Cordes	102,667	16,138	100,417	219,222
Jon Erickson	113,542	2,769	118,021	234,332
Mark Farrell	96,667	3,506	101,601	201,774
Steve Fritel	112,917	47	118,021	230,985
Alan Holm	114,167	4,743	118,021	236,931
David Johnsrud	120,417	3,440	118,726	242,583
Tracy Jones	116,667	296	125,023	241,986
David Kayser	105,917	12,669	126,169	244,755
Russell Kehl	113,167	317	124,997	238,481
Perry Meyer	106,667	2,515	118,339	227,521
Steve Riegel	98,667	4,278	118,021	220,966
Daniel Schurr	130,167	4,012	124,881	259,060
Kevin Throener	106,167	49	127,965	234,181
Cortney Wagner	101,417	188	100,417	202,022

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Beckman, $16,664; Mr. Clemensen, $21,997; Mr. Erickson, $24,000; Mr. Fritel, $70,200; Mr. Johnsrud, $24,000; Mr. Kehl, $30,000; Mr. Meyer, $6,000; Mr. Riegel, $9,333; Mr. Throener, $6,000; and Ms. Wagner, $22,909.

(2) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above. The following directors had the following changes in pension values during fiscal 2022: Mr. Blew, $(11,445); Mr. Fritel, $(73,712); Mr. Kayser, $(53,563); Mr. Riegel, $(37,854); and Mr. Schurr, $(56,268). Negative values are not reflected in the sum reported in this column.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate on applicable funds as determined by the IRS. The following directors had above-market earnings during fiscal 2022: Mr. Beckman, $152; Mr. Blew, $13,879; Mr. Clemensen, $761; Mr. Cordes, $16,138; Mr. Erickson, $2,769; Mr. Farrell, $3,506; Mr. Fritel, $47; Mr. Holm, $4,743; Mr. Johnsrud, $3,440; Mr. Jones, $296; Mr. Kayser, $12,669; Mr. Kehl, $317; Mr. Meyer, $2,515; Mr. Riegel, $4,278; Mr. Schurr, $4,012; Mr. Throener, $49; and Ms. Wagner, $188.

(3) All other compensation includes health insurance premiums, conference and registration fees, meals, a token commemorative gift, and related spousal expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered. The health insurance premiums paid were less than $25,000 for each director, other than Mr. Blew, $27,548; Mr. Kayser, $25,752; and Mr. Throener, $27,548.

All other compensation also includes fiscal 2022 director retirement plan Deferred Compensation Plan contributions of $100,000 for each director.

Compensation Committee Interlocks and Insider Participation

    Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO, and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2022, the members of the Executive Committee were Messrs. Schurr (chair), Blew (vice chair), Erickson, Holm and Kehl, and the members of the Governance Committee were Mr. Jones (chair), Ms. Wagner (vice chair), and Messrs. Kayser, Kehl, Riegel, and Throener. During fiscal 2022, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2022 are, or have been, officers or employees of CHS.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Cordes, Erickson, Fritel, Johnsrud, Jones, Kayser, Kehl and Throener, who were a party to related-person transactions.

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
Alan Holm
Russell Kehl

Governance Committee
Tracy Jones, Chair
David Kayser
Russell Kehl
Steve Riegel
Kevin Throener
Cortney Wagner

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 18, 2022, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Beckman	—	*	—	*
Clinton J. Blew	—	*	—	*
Hal Clemensen	—	*	—	*
Scott Cordes (3)	—	*	12,850	*
Jon Erickson	—	*	—	*
Mark Farrell	3,000	*	—	*
Steven Fritel	—	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russell Kehl	—	*	—	*
Perry Meyer (3)	120	*	—	*
Steve Riegel	2,145	*	1,460	*
Daniel Schurr	—	*	—	*
Kevin Throener	—	*	—	*
Cortney Wagner	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
Richard Dusek	—	*	—	*
Darin Hunhoff	596	*	—	*
Olivia Nelligan	—	*	—	*
Brandon Smith	—	*	—	*
All other executive officers	—	*	400	*
Directors and executive officers as a group	7,061	*	16,990	*
*Less than 1%.

(1) As of October 18, 2022, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 18, 2022, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2022, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Scott Cordes	$518,188	$—
Jon Erickson	586,311	3,351
Steve Fritel	131,516	2,484
David Johnsrud	2,344,634	13,263
Tracy Jones	3,855,464	4,604
David Kayser	1,279,005	3,904
Russell Kehl	8,137,327	16,340
Kevin Throener	2,168,734	6,429

    Additionally, Kehl Farms, LLC, which is owned by our director Russell Kehl, entered into two 2022 crop inputs loans with CHS Capital for the purchase of crop inputs, seeds, supplies and fuel in January 2022 ("Kehl Loans"). The Kehl Loans bear interest at the rates of 8.75% and 0% per annum, payable upon maturity in February 2023 and December 2022, respectively. The largest aggregate amount of principal outstanding under the Kehl Loans during the year ended August 31, 2022, and the balance on August 31, 2022, was $3,438,145. During the year ended August 31, 2022, no principal or interest was paid on the Kehl Loans. Also, in December 2021, our director David Kayser entered into a 2022 crop inputs loan with CHS Capital for the purchase of crop inputs with a maturity date in January 2023 ("Kayser Loan"). No interest accrues or is payable under the Kayser Loan. The largest aggregate amount of principal outstanding under the Kayser Loan during the year ended August 31, 2022, and the balance on August 31, 2022, was $140,000. The terms of these financing arrangements were provided pursuant to financing programs widely available to our qualified customers.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2022 and 2021:

	2022	2021
	(Dollars in thousands)
Audit fees (1)	$4,927	$4,953
Audit-related fees (2)	254	416
Tax fees (3)	19	121
All other fees (4)	8	5
Total	$5,208	$5,495
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

Regulation S-X promulgated by the SEC also requires separate financial statements of significant equity method investments to be filed with this Annual Report on Form 10-K when the equity income attributable to a significant equity method investment exceeds 20% of income before income taxes for any of our fiscal years for which financial statements are required to be presented in this Annual Report on Form 10-K. As equity income from our investment in CF Nitrogen exceeded 20% of our income before income taxes for the fiscal year ended August 31, 2022, separate financial statements for CF Nitrogen will be filed as an amendment to this Annual Report on Form 10-K within 90 days after CF Nitrogen’s fiscal year ending December 31, 2022.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2022	$143,722	$25,289	$(41,094)	$127,917
2021	165,540	10,175	(31,993)	143,722
2020	176,805	3,089	(14,354)	165,540

Valuation allowance for deferred tax assets
2022	$208,810	$18,341	$(37,466)	$189,685
2021	219,891	11,700	(22,781)	208,810
2020	246,344	5,206	(31,659)	219,891

Reserve for supplier advance payments
2022	$65,885	$—	$(65,885)	$—
2021	65,885	—	—	65,885
2020	65,885	—	—	65,885
*Net of reserve adjustments.

    (a)(3) EXHIBITS

EXHIBIT INDEX

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (**)

3.1	Amended and Restated Articles of Incorporation of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2021).
3.2	Amended and Restated Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2021).
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
10.1A
Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020). (+)

10.1B
Amendment No. 2 to Employment Agreement, dated as of November 3, 2021, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021). (+)

10.1C	Amendment No. 3 to Employment Agreement, dated as of November 1, 2022, between CHS Inc. and Jay D. Debertin. (*)(+)
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

10.3	CHS Inc. 2022 Annual Variable Pay Plan Master Plan Document. (*)(+)
10.4	CHS Inc. Executive Long-Term Incentive Plan Document. (*)(+)
10.4A	CHS Inc. Long-Term Incentive Plan Document. (*)(+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.15
Joint venture agreement among CHS Inc., Cargill, Incorporated and Conagra Foods, Inc., dated March 4, 2013. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2013, filed July 10, 2013).

10.15A
Amendment No. 1 to the joint venture agreement among CHS Inc., Cargill Incorporated and Conagra Foods, Inc., dated April 30, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.15B
Amendment No. 2 to the joint venture agreement among CHS Inc., Cargill Incorporated and Conagra Foods, Inc., dated May 31, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.15C
Amendment No. 3 to the joint venture agreement among CHS Inc., Cargill Incorporated and Conagra Foods, Inc., dated July 24, 2013. (Incorporated by reference to our Form 10-K for the year ended August 31, 2015, filed November 23, 2015).

10.15D
Amendment No. 4 to the joint venture agreement among CHS Inc., Cargill Incorporated and Conagra Foods, Inc., dated March 27, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2014, filed April 3, 2014).

10.15E
Amendment No. 5 to the joint venture agreement among CHS Inc., Cargill Incorporated and Conagra Foods, Inc., dated May 25, 2014. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2014, filed July 9, 2014).

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

10.23C
Eleventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 30, 2022, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as an originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (*)

10.24
Performance Guaranty, dated as of July 22, 2016, executed by CHS Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020. filed November 5, 2020).

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

10.25A	Amendment No. 1 to the Framework Agreement, dated as of July 23, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.25B	Amendment No. 2 to the Framework Agreement, dated as of August 29, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.25C	Amendment No. 3 to the Framework Agreement, dated as of June 26, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.25D	Amendment No. 4 to the Framework Agreement, dated as of September 24, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.25E	Amendment No. 5 to the Framework Agreement, dated as of August 31, 2021. (Incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021).
10.25F	Amendment No. 6 to the Framework Agreement, dated as of August 30, 2022. (*)
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

10.29	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
10.30	Letter Agreement, dated January 1, 2021, between CHS Inc. and Brandon Smith. (*)(+)
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document. (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed herewith.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

    (c) SCHEDULES

    None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2022.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 2, 2022:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Olivia Nelligan	Executive Vice President and Chief Financial Officer (principal financial officer)
Olivia Nelligan

/s/ Daniel Lehmann	Senior Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

*	Chair of the Board of Directors
Daniel Schurr

*	Director
David Beckman

*	Director
Clinton J. Blew

*	Director
Hal Clemensen

*	Director
Scott A. Cordes

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Steve Fritel

*	Director
Alan Holm

*	Director
David Johnsrud

*	Director
Tracy G. Jones

*	Director
David R. Kayser

*	Director
Russell A. Kehl

*	Director
Perry Meyer

*	Director
Steve Riegel

*	Director
Kevin Throener

*	Director
Cortney Wagner

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CHS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in equities and cash flows for each of the three years in the period ended August 31, 2022, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2022, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Grain Inventories and Grain Forward Commodity Purchase and Sales Contracts

As described in Notes 4, 15, and 16 to the consolidated financial statements, the Company's grain and oilseed inventories were $1,133.5 million as of August 31, 2022, and commodity derivatives in an asset and liability position were $464.2 million and $378.3 million, respectively, as of August 31, 2022, of which grain inventories and grain forward commodity purchase and sales contracts make up the majority. Management enters into various derivative instruments to manage the Company's exposure to movements primarily associated with agricultural and energy commodity prices. The net realizable value of grain inventories and fair value of grain forward commodity purchase and sales contracts are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter markets.

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
November 2, 2022

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2022	2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$793,957	$413,159
Receivables	3,548,315	2,860,884
Inventories	3,652,871	3,334,675
Other current assets	1,382,704	1,390,233
Total current assets	9,377,847	7,998,951
Investments	3,728,006	3,669,111
Property, plant and equipment	4,744,959	4,810,005
Other assets	973,995	1,098,208
Total assets	$18,824,807	$17,576,275
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$606,719	$1,740,859
Current portion of long-term debt	290,605	38,450
Accounts payable	3,063,310	2,616,052
Accrued expenses	784,317	622,723
Other current liabilities	2,207,018	1,307,929
Total current liabilities	6,951,969	6,326,013
Long-term debt	1,668,209	1,579,911
Other liabilities	743,363	653,025
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,391,236	5,247,238
Accumulated other comprehensive loss	(255,335)	(216,391)
Capital reserves	2,055,682	1,713,976
Total CHS Inc. equities	9,455,621	9,008,861
Noncontrolling interests	5,645	8,465
Total equities	9,461,266	9,017,326
Total liabilities and equities	$18,824,807	$17,576,275

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2022	2021	2020
	(Dollars in thousands)
Revenues	$47,791,666	$38,448,033	$28,406,365
Cost of goods sold	45,664,745	37,496,634	27,424,558
Gross profit	2,126,921	951,399	981,807
Marketing, general and administrative expenses	997,835	745,602	704,542
Operating earnings	1,129,086	205,797	277,265
Interest expense	114,156	104,565	116,977
Other income	(23,760)	(59,559)	(39,875)
Equity income from investments	(771,327)	(354,529)	(186,715)
Income before income taxes	1,810,017	515,320	386,878
Income tax expense (benefit)	132,116	(38,249)	(36,731)
Net income	1,677,901	553,569	423,609
Net (loss) income attributable to noncontrolling interests	(861)	(383)	1,170
Net income attributable to CHS Inc.	$1,678,762	$553,952	$422,439

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$1,677,901	$553,569	$423,609
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	(27,255)	18,295	12,798
Cash flow hedges	4,019	(6,062)	(4,411)
Foreign currency translation adjustment	(15,708)	5,300	(15,378)
Other comprehensive (loss) income, net of tax	(38,944)	17,533	(6,991)
Comprehensive income	1,638,957	571,102	416,618
Comprehensive (loss) income attributable to noncontrolling interests	(861)	(383)	1,170
Comprehensive income attributable to CHS Inc.	$1,639,818	$571,485	$415,448

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2022, 2021 and 2020
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2019	$3,753,493	$29,074	$1,206,310	$2,264,038	$(226,933)	$1,584,158	$7,390	$8,617,530
Reversal of prior year patronage and redemption estimates	80,000	—	(462,398)	—	—	562,398	—	180,000
Distribution of 2019 patronage refunds	—	—	474,407	—	—	(564,522)	—	(90,115)
Redemptions of equities	(80,133)	(340)	(15,965)	—	—	—	—	(96,438)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
ASC Topic 842 cumulative-effect adjustment	—	—	—	—	—	25,320	—	25,320
Other, net	(1,173)	(7)	(628)	—	—	(1,008)	742	(2,074)
Net income	—	—	—	—	—	422,439	1,170	423,609
Other comprehensive loss, net of tax	—	—	—	—	(6,991)	—	—	(6,991)
Estimated 2020 patronage refunds	—	—	211,970	—	—	(241,970)	—	(30,000)
Estimated 2020 equity redemptions	(28,000)	—	(5,000)	—	—	—	—	(33,000)
Balances, August 31, 2020	3,724,187	28,727	1,408,696	2,264,038	(233,924)	1,618,147	9,302	8,819,173
Reversal of prior year patronage and redemption estimates	28,000	—	(206,970)	—	—	241,970	—	63,000
Distribution of 2020 patronage refunds	—	—	214,733	—	—	(244,775)	—	(30,042)
Redemptions of equities	(67,403)	(290)	(11,688)	—	—	—	—	(79,381)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(873)	(6)	(165)	—	—	(6,360)	(454)	(7,858)
Net income (loss)	—	—	—	—	—	553,952	(383)	553,569
Other comprehensive income, net of tax	—	—	—	—	17,533	—	—	17,533
Estimated 2021 patronage refunds	—	—	230,290	—	—	(280,290)	—	(50,000)
Estimated 2021 equity redemptions	(100,000)	—	—	—	—	—	—	(100,000)
Balances, August 31, 2021	3,583,911	28,431	1,634,896	2,264,038	(216,391)	1,713,976	8,465	9,017,326
Reversal of prior year patronage and redemption estimates	100,000	—	(230,290)	—	—	280,290	—	150,000
Distribution of 2021 patronage refunds	—	—	235,576	—	—	(286,602)	—	(51,026)
Redemptions of equities	(101,420)	(501)	(9,897)	—	—	—	—	(111,818)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(4,163)	3	(7,971)	—	—	585	(1,959)	(13,505)
Net income (loss)	—	—	—	—	—	1,678,762	(861)	1,677,901
Other comprehensive loss, net of tax	—	—	—	—	(38,944)	—	—	(38,944)
Estimated 2022 patronage refunds	508,803	—	153,858	—	—	(1,162,661)	—	(500,000)
Estimated 2022 equity redemptions	(500,000)	—	—	—	—	—	—	(500,000)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,677,901	$553,569	$423,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	536,493	535,498	550,251
Equity (income) loss from investments, net of distributions received	(48,847)	(40,035)	49,130
Provision for current expected credit losses	19,920	6,692	3,418
Gain/recovery on sale of business	(13,083)	(19,034)	(1,450)
LIFO liquidations	—	(35,258)	—
Deferred taxes	39,548	(11,957)	(32,761)
Other, net	(17,833)	(41,218)	(1,642)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(547,564)	(568,752)	308,399
Inventories	(317,918)	(549,221)	104,884
Accounts payable and accrued expenses	555,446	1,007,229	(330,949)
Other, net	62,455	(79,702)	14,340
Net cash provided by operating activities	1,946,518	757,811	1,087,229
Cash flows from investing activities:
Acquisition of property, plant and equipment	(354,444)	(317,794)	(418,359)
Proceeds from disposition of property, plant and equipment	14,318	20,742	32,670
Expenditures for major maintenance	(24,768)	(40,922)	(14,496)
Proceeds from sale of business	73,152	81,366	1,139
Changes in CHS Capital notes receivable, net	(161,340)	132,268	119,591
Financing extended to customers	(83,514)	(1,926)	(6,386)
Payments from customer financing	94,388	6,892	35,791
Other investing activities, net	(14,876)	17,702	6,345
Net cash used in investing activities	(457,084)	(101,672)	(243,705)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	20,730,750	31,765,082	24,343,870
Payments on notes payable, long-term debt and finance lease obligations	(21,515,920)	(31,806,918)	(24,948,926)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(111,818)	(79,381)	(96,438)
Cash patronage dividends paid	(51,026)	(30,042)	(90,115)
Other financing activities, net	2,994	(6,658)	29,129
Net cash used in financing activities	(1,113,688)	(326,585)	(931,148)
Effect of exchange rate changes on cash and cash equivalents	(14,756)	(4,063)	4,942
Increase (decrease) in cash and cash equivalents and restricted cash	360,990	325,491	(82,682)
Cash and cash equivalents and restricted cash at beginning of period	542,484	216,993	299,675
Cash and cash equivalents and restricted cash at end of period	$903,474	$542,484	$216,993
Supplemental cash flow information:
Cash paid for interest	$113,726	$102,093	$119,354
Cash paid (received) for income taxes, net of refunds	19,712	(8,842)	6,840
Other significant noncash investing and financing transactions:
Capital expenditures and major maintenance incurred but not yet paid	55,214	28,010	14,906
Finance lease obligations incurred	18,875	12,831	11,190
Accrual of patronage dividends and equity redemptions	1,000,000	150,000	63,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

    CHS Inc. (referred to herein as "CHS," "we," "us" or "our") is the nation's leading integrated agricultural cooperative. As a cooperative, CHS is owned by farmers and ranchers and member cooperatives ("members") across the United States. We also have preferred shareholders that own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("The Nasdaq"). See Note 12, Equities, for more detailed information.

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

	August 31,
	2022	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$793,957	$413,159	$140,874
Restricted cash included in other current assets	109,517	129,325	76,119
Total cash and cash equivalents and restricted cash	$903,474	$542,484	$216,993

Recent Accounting Pronouncements

No recent accounting pronouncements are expected to have a material impact on our consolidated financial statements.

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

    Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the goods has transferred to the customer in accordance with the underlying contract. For the majority of our contracts with customers, control transfers to customers at a point in time when goods and/or services have been delivered, as that is generally when legal title, physical possession and risks and rewards of ownership of the goods and/or services transfer to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits of the service as we complete our performance obligation(s). Revenue is recognized as the transaction price we expect to be entitled to in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. For physically settled derivative sales contracts that are outside the scope of the revenue guidance, we recognize revenue when control of the inventory is transferred. Revenues arising from our financing business are recognized in accordance with Accounting Standards Codification ("ASC") Topic 470, Debt ("ASC Topic 470") and fall outside the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606").

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

Disaggregation of Revenues

    The following table presents revenues recognized under ASC Topic 606, disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the years ended August 31, 2022, 2021 and 2020. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470 and ASC Topic 842, Leases ("ASC Topic 842"), that fall outside the scope of ASC Topic 606.

	Year ended August 31, 2022
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$9,302,400	$992,374	$—	$10,294,774
Ag	10,784,831	26,646,003	29,377	37,460,211
Corporate and Other	16,625	—	20,056	36,681
Total revenues	$20,103,856	$27,638,377	$49,433	$47,791,666

	Year ended August 31, 2021
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$5,680,391	$694,870	$—	$6,375,261
Ag	7,491,484	24,517,033	26,825	32,035,342
Corporate and Other	18,325	—	19,105	37,430
Total revenues	$13,190,200	$25,211,903	$45,930	$38,448,033

	Year ended August 31, 2020
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$4,833,003	$598,131	$—	$5,431,134
Ag	5,963,198	16,901,258	61,643	22,926,099
Corporate and Other	22,903	—	26,229	49,132
Total revenues	$10,819,104	$17,499,389	$87,872	$28,406,365
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Consolidated Balance Sheets and were $17.2 million and $29.0 million as of August 31, 2022 and 2021, respectively.

    Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $541.5 million and $213.9 million as of August 31, 2022 and 2021, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets. For the years ended August 31, 2022, 2021 and 2020, we recognized revenues of $213.9 million, $139.1 million and $194.8 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

    Receivables as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Trade accounts receivable	$2,626,623	$2,047,198
CHS Capital short-term notes receivable	644,875	505,778
Other	404,734	451,630
Gross receivables	3,676,232	3,004,606
Less allowances and reserves	127,917	143,722
Total receivables	$3,548,315	$2,860,884

Trade Accounts Receivable

    Trade accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses in accordance with ASC Topic 326. The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses. Receivables from related parties are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2022 or 2021.

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

    Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $54.3 million and $55.4 million as of August 31, 2022 and 2021, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2022 and 2021, commercial notes represented 25% and 28%, respectively, and producer notes represented 75% and 72%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2022, CHS Capital customers had additional available credit of $770.0 million.

Allowance for Loan Losses

    CHS Capital maintains an allowance for loan losses that is an estimate of current expected losses inherent in the loans receivable portfolio. In accordance with ASC Topic 326, the allowance for loan losses is based on our current expectation for future losses, which takes into consideration historical loss experience, third-party industry forecasts, as well as other quantitative and qualitative factors addressing operational risks and industry trends. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance for loan losses. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2022 or 2021, and the allowance for loan losses related to CHS Capital notes were not material as of either date.

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

Troubled Debt Restructurings

    Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor, for economic reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or the acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings during the years ended August 31, 2022, 2021 and 2020, and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2022 or 2021.

Loan Participations

    For the years ended August 31, 2022 and 2021, CHS Capital sold $64.2 million and $40.8 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sales resulted in the removal of notes receivable from the Consolidated Balance Sheets. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to the servicing of notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

    Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops actually being produced. The financing is collateralized by future crops, land and physical assets of the farmers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred during the years ended August 31, 2022, 2021 and 2020, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2022 or 2021.

Note 4        Inventories

    Inventories as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Grain and oilseed	$1,133,531	$1,435,544
Energy	824,114	762,317
Agronomy	1,295,548	958,548
Processed grain and oilseed	292,992	140,975
Other	106,686	37,291
Total inventories	$3,652,871	$3,334,675

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

As of August 31, 2022 and 2021, we valued approximately 14% and 13%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $678.3 million and $359.2 million as of August 31, 2022 and 2021, respectively. There were no liquidations of LIFO inventories during fiscal 2022 or fiscal 2020; however, during fiscal 2021, we recorded LIFO liquidations for certain energy product inventories. The costs of these liquidated inventories in the historical LIFO layers were lower than current costs, which resulted in decreased cost of goods sold of $35.3 million had the inventory liquidations not taken place.

Note 5        Other Current Assets

Other current assets as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Derivative assets (Note 15)	$535,698	$559,056
Margin and related deposits	390,782	336,397
Supplier advance payments	198,753	194,706
Restricted cash (Note 1)	109,517	129,325
Other	147,954	170,749
Total other current assets	$1,382,704	$1,390,233

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

Note 6        Investments

    Investments as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Equity method investments
CF Industries Nitrogen, LLC	$2,641,604	$2,667,164
Ventura Foods, LLC	410,093	388,612
Ardent Mills, LLC	250,857	220,132
TEMCO, LLC	32,809	31,464
Other equity method investments	265,913	232,923
Other investments	126,730	128,816
Total investments	$3,728,006	$3,669,111

Joint ventures and other investments in which we have significant ownership and influence but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen, Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills") and TEMCO, LLC ("TEMCO"), which are summarized below. In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We have approximately $522.4 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2022.

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

CF Nitrogen

We have a $2.6 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. The investment consists of an approximate 8% membership interest (based on product tons) in CF Nitrogen. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through fiscal 2096. Our purchases under the supply agreement are based on prevailing market prices and we receive semiannual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for the semiannual cash distributions. Cash distributions received from CF Nitrogen for the years ended August 31, 2022, 2021 and 2020, were $618.7 million, $193.9 million and $174.3 million, respectively.

    The following tables provide aggregate summarized financial information for CF Nitrogen for balance sheets as of August 31, 2022 and 2021, and statements of operations for the 12 months ended August 31, 2022, 2021 and 2020:

	2022	2021
	(Dollars in thousands)
Current assets	$1,333,170	$850,048
Noncurrent assets	5,787,921	6,248,315
Current liabilities	391,470	301,174
Noncurrent liabilities	1,895	2,454

	2022	2021	2020
	(Dollars in thousands)
Net sales	$6,609,758	$2,975,983	$2,522,827
Gross profit	3,318,189	866,880	570,901
Net earnings	3,249,005	809,536	529,462
Earnings attributable to CHS Inc.	593,182	198,439	127,954

Ventura Foods, Ardent Mills and TEMCO

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes edible-oil-based products, a 12% interest in Ardent Mills, the largest flour miller in the United States as a joint venture with Cargill Incorporated ("Cargill") and Conagra Brands, Inc., and a 50% interest in TEMCO, a joint venture with Cargill focused on export elevation, primarily to Asia. We account for Ventura Foods, Ardent Mills and TEMCO as equity method investments. Our shares of the results of the Ventura Foods and Ardent Mills equity method investments are included in Corporate and Other and our share of the results of TEMCO are included in our Ag segment.

    The following tables provide aggregate summarized financial information for our equity method investments in Ventura Foods, Ardent Mills and TEMCO for balance sheets as of August 31, 2022 and 2021, and statements of operations for the 12 months ended August 31, 2022, 2021 and 2020:

	2022	2021
	(Dollars in thousands)
Current assets	$2,596,440	$2,005,077
Noncurrent assets	2,688,846	2,599,619
Current liabilities	1,274,802	1,002,705
Noncurrent liabilities	1,051,040	939,732

	2022	2021	2020
	(Dollars in thousands)
Net sales	$9,736,072	$9,481,862	$8,223,247
Gross profit	1,127,209	892,426	636,799
Net earnings	582,408	398,740	148,383
Earnings attributable to CHS Inc.	135,770	121,858	32,594

    Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

Major classes of property, plant and equipment, including finance lease assets, are summarized in the table below as of August 31, 2022 and 2021.

	2022	2021
	(Dollars in thousands)
Land and land improvements	$334,085	$324,757
Buildings	1,192,571	1,171,423
Machinery and equipment	7,819,152	7,673,748
Office equipment and other	496,121	378,352
Construction in progress	339,043	337,977
Gross property, plant and equipment	10,180,972	9,886,257
Less accumulated depreciation and amortization	5,436,013	5,076,252
Total property, plant and equipment	$4,744,959	$4,810,005

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

    Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2022, 2021 and 2020, was $458.2 million, $455.9 million and $470.4 million, respectively.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted, estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal 2022, fiscal 2021 or fiscal 2020.

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

Note 8        Other Assets

    Other assets as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Goodwill	$179,976	$171,601
Customer lists, trademarks and other intangible assets	53,165	58,395
Notes receivable (Note 3)	46,012	73,713
Long-term derivative assets (Note 15)	8,546	21,567
Prepaid pension and other benefits (Note 13)	74,810	119,825
Capitalized major maintenance	147,521	196,641
Cash value life insurance	128,876	147,682
Operating lease right of use assets (Note 19)	242,859	253,451
Other	92,230	55,333
Total other assets	$973,995	$1,098,208

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

Changes in the carrying amount of goodwill for the years ended August 31, 2022 and 2021, are included in the table below.

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2020	$552	$161,278	$10,574	$172,404
Goodwill disposed of during the period	—	(803)	—	(803)
Balances, August 31, 2021	552	160,475	10,574	171,601
Goodwill acquired during the period	8,906	—	—	8,906
Goodwill disposed of during the period	—	(531)	—	(531)
Balances, August 31, 2022	$9,458	$159,944	$10,574	$179,976

No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method of accounting, and allocated expenses.

No goodwill impairments were identified as a result of our annual goodwill analyses performed as of July 31, 2022, 2021 or 2020. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future.

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

	August 31, 2022			August 31, 2021
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$84,565	$(35,280)	$49,285	$84,565	$(29,254)	$55,311
Trademarks and other intangible assets	11,902	(8,022)	3,880	10,425	(7,341)	3,084
Total intangible assets	$96,467	$(43,302)	$53,165	$94,990	$(36,595)	$58,395

    Intangible asset amortization expense for the years ended August 31, 2022, 2021 and 2020, was $6.8 million, $6.9 million and $7.3 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for future years is as follows:

(Dollars in thousands)
2023	$6,730
2024	6,680
2025	6,463
2026	6,282
2027	6,226
Thereafter	20,784
Total	$53,165

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2022, 2021 and 2020, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2022	$196,641	$25,401	$(74,521)	$147,521
2021	228,511	41,899	(73,769)	196,641
2020	286,890	14,496	(72,875)	228,511

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

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2022.

Notes Payable

Notes payable as of August 31, 2022 and 2021, consisted of the following:

	Weighted-average Interest Rate
	2022	2021	2022	2021
			(Dollars in thousands)
Notes payable	4.41%	1.18%	$459,398	$864,147
CHS Capital notes payable	1.34%	1.00%	147,321	876,712
Total notes payable			$606,719	$1,740,859

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. There were no borrowings outstanding on this facility as of August 31, 2022. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

In addition to our facilities referenced above, our wholly-owned subsidiaries, CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda have lines of credit with $309.3 million outstanding as of August 31, 2022, and our other international subsidiaries have lines of credit with $148.6 million outstanding as of August 31, 2022.

CHS Capital Notes Payable

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned bankruptcy-remote indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as a secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of August 31, 2022, total availability under the Securitization Facility was $875.9 million, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can obtain repurchase agreement financing in an amount up to $150.0 million for subordinated notes issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. No balance was outstanding under the Repurchase Facility as of August 31, 2022.

On August 30, 2022, the Securitization Facility and Repurchase Facility were amended to extend their respective maturity dates to August 29, 2023, and increase the maximum committed availability under the Securitization Facility to $850.0 million from $700.0 million.

CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. The total commitments under the program were $100.0 million; however, no amounts were borrowed under these commitments as of August 31, 2022.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $147.3 million as of August 31, 2022.

Long-Term Debt

    During the year ended August 31, 2022, we repaid approximately $31.1 million of long-term debt consisting of scheduled debt maturities and optional prepayments. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2022 and 2021, are presented in the table below:

	2022	2021
	(Dollars in thousands)
4.67% unsecured notes $130 million face amount, due in fiscal 2023	$130,000	$130,000
4.39% unsecured notes $152 million face amount, due in fiscal 2023	152,000	152,000
3.85% unsecured notes $80 million face amount, due in fiscal 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in fiscal 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in fiscal 2025	150,000	150,000
4.82% unsecured notes $80 million face amount, due in fiscal 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
3.24% unsecured notes $95 million face amount, due in fiscal 2027	95,000	95,000
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
3.48% unsecured notes $100 million face amount, due in fiscal 2030	100,000	100,000
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
3.58% unsecured notes $65 million face amount, due in fiscal 2032	65,000	65,000
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
3.73% unsecured notes $115 million face amount, due in fiscal 2035	115,000	115,000
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
Private placement debt	1,545,000	1,545,000
4.00% unsecured term loan from cooperative and other banks, due in fiscal 2025 (a)	366,000	—
Term loan	366,000	—
Finance lease liabilities	44,773	36,034
Other notes and contracts with interest rates from 4.0% to 9.0%	2,262	33,443
Deferred financing costs	(3,535)	(4,090)
Other	4,314	7,974
Total long-term debt	1,958,814	1,618,361
Less current portion	290,605	38,450
Long-term portion	$1,668,209	$1,579,911
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

    As of August 31, 2022, the fair value of our long-term debt is estimated to be $1.8 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

On February 19, 2021, we amended our 10-year term loan facility to convert the entire $366.0 million aggregate principle amount outstanding thereunder into a revolving loan, which could be paid down and readvanced in an amount up to $366.0 million until February 19, 2022. On February 19, 2022, the total advanced loan balance of $366.0 million reverted to a nonrevolving term loan that is payable on September 4, 2025.

Long-term debt outstanding as of August 31, 2022, has aggregate maturities, excluding fair value adjustments and finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2023	$283,066
2024	882
2025	330,344
2026	446,020
2027	58,021
Thereafter	795,000
Total	$1,913,333

    Interest expense for the years ended August 31, 2022, 2021 and 2020, was $114.2 million, $104.6 million and $117.0 million, respectively, net of capitalized interest of $6.1 million, $8.0 million and $10.9 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Customer margin deposits and credit balances	$283,234	$269,114
Customer advance payments	525,003	439,293
Derivative liabilities (Note 15)	398,781	449,522
Dividends and equity payable (Note 12)	1,000,000	150,000
Total other current liabilities	$2,207,018	$1,307,929

Note 11        Income Taxes

    CHS is a nonexempt agricultural cooperative and files a consolidated federal income tax return within our tax return period. We are subject to tax on income from nonpatronage sources, nonqualified patronage distributions and undistributed patronage-sourced income. Income tax expense (benefit) is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized under U.S. GAAP and such amounts recognized for federal and state income tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The provision for (benefit from) income taxes for the years ended August 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
	(Dollars in thousands)
Current:
Federal	$56,582	$(533)	$4,519
State	24,224	2,943	(2,231)
Foreign	9,833	56	2,748
Total Current	90,639	2,466	5,036
Deferred:
Federal	41,710	(24,676)	(36,231)
State	491	(15,666)	(5,263)
Foreign	(724)	(373)	(273)
Total Deferred	41,477	(40,715)	(41,767)
Total	$132,116	$(38,249)	$(36,731)

    Domestic income before income taxes was $1.8 billion, $497.5 million and $324.4 million for the years ended August 31, 2022, 2021 and 2020, respectively. Foreign (loss) income before income taxes was ($4.9) million, $17.8 million and $62.5 million for the years ended August 31, 2022, 2021 and 2020, respectively.

    Deferred taxes are comprised of basis differences related to investments, accrued liabilities and certain federal and state tax credits. Deferred tax assets and liabilities as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$61,843	$57,245
Postretirement health care and deferred compensation	46,008	42,217
Tax credit carryforwards	101,457	128,824
Loss carryforwards	110,018	115,327
Nonqualified equity	424,869	391,309
Lease obligations	60,329	62,770
Other	95,027	92,325
Deferred tax assets valuation allowance	(189,685)	(208,810)
Total deferred tax assets	709,866	681,207
Deferred tax liabilities:
Pension costs	14,600	24,277
Investments	169,970	110,910
Property, plant and equipment	605,463	557,129
Lease right of use assets	58,852	61,870
Other	—	28,549
Total deferred tax liabilities	848,885	782,735
Net deferred tax liabilities	$139,019	$101,528

    We had total gross loss carryforwards of $500.2 million, as of August 31, 2022, of which $242.4 million will expire over periods ranging from fiscal 2023 to fiscal 2043. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2022. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. McPherson refinery's gross state tax credit carryforwards for income tax were approximately $122.8 million and $129.7 million as of August 31, 2022 and 2021, respectively. Our McPherson refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis. Our state tax credits of $122.8 million will begin to expire on August 31, 2023.

    The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.1	(2.6)	(1.8)
Patronage earnings	(13.6)	(11.4)	(13.1)
Domestic production activities deduction	(3.2)	(8.2)	(19.0)
Export activities at rates other than the U.S. statutory rate	0.4	0.5	1.8
Intercompany transfer of business assets	(0.1)	(4.7)	(1.6)
Increase in unrecognized tax benefits	—	0.8	4.2
Valuation allowance	0.2	(0.2)	(1.0)
Tax credits	—	—	0.2
Other	1.5	(2.6)	(0.2)
Effective tax rate	7.3%	(7.4)%	(9.5)%

Primary drivers of the fiscal 2022 income tax expense were increased nonpatronage earnings and other nondeductible items, which are partially offset by the current Domestic Production Activities Deduction ("DPAD") benefit during fiscal 2022. Primary drivers of the fiscal 2021 income tax benefit were retaining the current DPAD benefit and from tax planning associated with certain assets. Primary drivers of the fiscal 2020 income tax benefit were retaining the current DPAD benefit and the settlement of a U.S. federal audit, resulting in additional tax credit carryovers, which were partially offset by an increase in our uncertain tax position.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. We are currently under examination for fiscal years 2016 through 2019. Fiscal years 2007 through 2015 remain subject to examination for certain issues.

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

	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$122,149	$119,150	$101,128
Additions attributable to current year tax positions	—	2,000	14,410
Additions attributable to prior year tax positions	2,810	15,974	6,128
Reductions attributable to prior year tax positions	—	(14,975)	(2,516)
Balance at end of period	$124,959	$122,149	$119,150

    If we were to prevail on all positions taken in relation to uncertain tax positions, $115.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

    We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized benefits of $0.7 million and $1.4 million and expense of $1.0 million for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations for the years ended August 31, 2022, 2021 and 2020, respectively, and a related $3.3 million and $2.5 million interest payable on our Consolidated Balance Sheets as of August 31, 2022 and 2021, respectively.

Note 12        Equities

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2022 are estimated to be $1.2 billion, with the qualified cash portion estimated to be $500.0 million, estimated qualified equity distributions of $508.8 million and estimated nonqualified equity distributions of $153.9 million.

The following table presents estimated patronage distributions for the year ending August 31, 2023, and actual patronage distributions for the years ended August 31, 2022, 2021 and 2020:

	2023	2022	2021	2020
	(Dollars in millions)
Patronage distributed in cash	$500.0	$51.0	$30.0	$90.1
Patronage distributed in equity	662.7	235.6	214.8	474.4
Total patronage distributed	$1,162.7	$286.6	$244.8	$564.5

    Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2022, 2021 and 2020 be added to our capital reserves.

    Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for nonindividuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2022, which will be distributed in fiscal 2023, to be approximately $500.0 million. This amount is classified as a current liability on our August 31, 2022, Consolidated Balance Sheet. During the years ended August 31, 2022, 2021 and 2020, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $111.8 million, $79.4 million and $96.4 million, respectively.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of August 31, 2022, all shares of which are listed and traded on the Global Select Market of The Nasdaq:

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
(a) Includes patron equities redeemed with preferred stock.

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

Preferred Stock Dividends

    We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2022, 2021 and 2020. As of August 31, 2022, the Board of Directors had not authorized the issuance of any preferred shares that were not outstanding.

    The following is a summary of dividends per share by series of preferred stock for the years ended August 31, 2022 and 2021:

		Years Ended August 31,
	Nasdaq Symbol	2022	2021
		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88	1.88

Accumulated Other Comprehensive Loss

    Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2022, 2021 and 2020 are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2019, net of tax	$(172,478)	$15,297	$(69,752)	$(226,933)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(4,751)	16,430	(17,021)	(5,342)
Amounts reclassified out	19,908	(22,291)	—	(2,383)
Total other comprehensive income (loss), before tax	15,157	(5,861)	(17,021)	(7,725)
Tax effect	(2,359)	1,450	1,643	734
Other comprehensive income (loss), net of tax	12,798	(4,411)	(15,378)	(6,991)
Balance as of August 31, 2020, net of tax	(159,680)	10,886	(85,130)	(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	4,048	11,700	5,573	21,321
Amounts reclassified out	20,256	(19,753)	—	503
Total other comprehensive income (loss), before tax	24,304	(8,053)	5,573	21,824
Tax effect	(6,009)	1,991	(273)	(4,291)
Other comprehensive income (loss), net of tax	18,295	(6,062)	5,300	17,533
Balance as of August 31, 2021, net of tax	(141,385)	4,824	(79,830)	(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(52,163)	(2,161)	(15,809)	(70,133)
Amounts reclassified out	22,240	7,455	—	29,695
Total other comprehensive income (loss), before tax	(29,923)	5,294	(15,809)	(40,438)
Tax effect	2,668	(1,275)	101	1,494
Other comprehensive income (loss), net of tax	(27,255)	4,019	(15,708)	(38,944)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 13, Benefit Plans, for further information). As described in Note 15, Derivative Financial Instruments and Hedging Activities, amounts reclassified from accumulated other comprehensive loss for cash flow hedges are recorded in cost of goods sold. Gains or losses on foreign currency translation reclassifications are recorded in other income.

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

    Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2022 and 2021, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$925,239	$918,002	$20,604	$19,183	$29,069	$30,316
Service cost	46,275	45,229	926	433	996	1,186
Interest cost	17,167	16,563	281	273	503	493
Actuarial loss (gain):
Experience study and mortality updates	2,941	23,716	43	1,272	19	(317)
Other demographic experience*	9,875	11,242	1,313	762	717	(448)
Discount rate change	(164,543)	(12,847)	(2,892)	(55)	(4,979)	(398)
Plan amendments	132	113	—	—	—	—
Settlements	—	—	(1,327)	—	—	—
Benefits paid	(77,913)	(76,779)	(691)	(1,264)	(1,801)	(1,763)
Projected benefit obligation at end of period	$759,173	$925,239	$18,257	$20,604	$24,524	$29,069
Change in plan assets:
Fair value of plan assets at beginning of period	$993,124	$976,542	$—	$—	$—	$—
Actual (loss) gain on plan assets	(166,789)	70,161	—	—	—	—
Company contributions	39,000	23,200	2,018	1,264	1,801	1,763
Benefits paid	(77,913)	(76,779)	(2,018)	(1,264)	(1,801)	(1,763)
Fair value of plan assets at end of period	$787,422	$993,124	$—	$—	$—	$—
Funded status at end of period	$28,249	$67,885	$(18,257)	$(20,604)	$(24,524)	$(29,069)
Amounts recognized on balance sheet:
Noncurrent assets	$28,249	$67,885	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(2,300)	(2,220)	(2,290)	(1,970)
Noncurrent liabilities	—	—	(15,957)	(18,384)	(22,234)	(27,099)
Ending balance	$28,249	$67,885	$(18,257)	$(20,604)	$(24,524)	$(29,069)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$831	$873	$(274)	$(388)	$(1,825)	$(2,270)
Net loss (gain)	235,399	199,785	3,257	5,579	(17,846)	(14,862)
Ending balance	$236,230	$200,658	$2,983	$5,191	$(19,671)	$(17,132)
*Other demographic experience is comprised of all demographic experience different than anticipated, including terminations, retirements, deaths, pay, etc.

The accumulated benefit obligation of the qualified pension plans was $728.9 million and $877.9 million as of August 31, 2022 and 2021, respectively. The accumulated benefit obligation of the nonqualified pension plans was $18.3 million and $20.5 million as of August 31, 2022 and 2021, respectively.

    Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2022	2021
	(Dollars in thousands)
Projected benefit obligation	$18,257	$20,604
Accumulated benefit obligation	18,257	20,513

    Components of net periodic benefit costs for the years ended August 31, 2022, 2021 and 2020, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$46,275	$45,229	$42,151	$926	$433	$405	$996	$1,186	$1,050
Interest cost	17,167	16,563	21,722	281	273	429	503	493	747
Expected return on assets	(43,958)	(43,641)	(46,684)	—	—	—	—	—	—
Settlement of retiree obligations	—	—	—	—	—	—	—	—	—
Prior service cost (credit) amortization	174	178	178	(114)	(114)	(114)	(445)	(445)	(445)
Actuarial loss (gain) amortization	23,406	21,790	21,583	478	212	98	(1,259)	(1,365)	(1,392)
Net periodic benefit cost (benefit)	$43,064	$40,119	$38,950	$1,571	$804	$818	$(205)	$(131)	$(40)

    Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2022, 2021 and 2020, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$132	$113	$—	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	59,020	(4,408)	3,401	(1,537)	1,978	2,157	(4,243)	(1,163)	(1,011)
Amortization of actuarial (gain) loss	(23,406)	(21,790)	(21,583)	(478)	(212)	(98)	1,259	1,365	1,392
Amortization of prior service (credit) costs	(174)	(178)	(178)	114	114	114	445	445	445
Settlement of retiree obligations (a)	—	—	—	(307)	—	(397)	—	—	—
Total recognized in other comprehensive loss (income)	$35,572	$(26,263)	$(18,360)	$(2,208)	$1,880	$1,776	$(2,539)	$647	$826
(a) Reflects amounts reclassified from accumulated other comprehensive loss (income) to net earnings.

    Estimated amortization in fiscal 2023 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service cost (credit)	$149	$(114)	$(445)
Amortization of actuarial loss (gain)	1,872	245	(1,615)

Plan assumptions for the years ended August 31, 2022, 2021 and 2020, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average assumptions to determine the net periodic benefit cost:
Interest credit rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Discount rate	2.80%	2.65%	3.06%	2.04%	2.07%	2.70%	2.57%	2.43%	2.89%
Expected return on plan assets	4.88%	4.90%	5.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.79%	4.99%	5.28%	4.79%	4.99%	5.28%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Interest credit rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Discount rate	4.69%	2.78%	2.67%	4.49%	2.08%	2.15%	4.64%	2.57%	2.43%
Rate of compensation increase	4.93%	4.79%	4.99%	4.93%	4.79%	4.99%	N/A	N/A	N/A

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

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2022. The rate was assumed to decrease gradually to 4.5% by 2030 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$220	$(180)
Effect on postretirement benefit obligation	1,900	(1,700)

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2022, we made a discretionary contribution of $39.0 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2022, we do not currently believe we will be required to contribute to these plans in fiscal 2023, although we may voluntarily elect to do so. We expect to pay $4.6 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2023.

    Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2023	$69,300	$2,300	$2,290
2024	70,500	2,420	2,270
2025	70,200	2,520	2,380
2026	71,500	2,300	2,310
2027	73,800	2,080	2,170
2028-2032	340,400	7,660	8,660

    We have trusts that hold the assets for the defined benefit plans. CHS has a qualified plan committee that sets investment guidelines with the assistance of external consultants. Investment objectives for the plans' assets are as follows:
•Optimize the long-term returns on plan assets at an acceptable level of risk;
•Maintain broad diversification across asset classes and among investment managers; and
•Focus on long-term return objectives.

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

    Our pension plans' recurring fair value measurements by asset category as of August 31, 2022 and 2021, are presented in the tables below:

	2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$7,472	$—	$—	$7,472
Equities:
Common/collective trust at net asset value (1)	—	—	—	142,730
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	550,046
Partnership and joint venture interests measured at net asset value (1)	—	—	—	87,174
Total	$7,472	$—	$—	$787,422

	2021
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$11,383	$—	$—	$11,383
Equities:
Common/collective trust at net asset value (1)	—	—	—	180,766
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	707,831
Partnership and joint venture interests measured at net asset value (1)	—	—	—	93,144
Total	$11,383	$—	$—	$993,124
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

    Definitions for valuation levels are found in Note 16, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value:

    Common/collective trusts. Common/collective trusts primarily consist of equity and fixed income funds and are valued using other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risks, referenced indices, quoted prices in inactive markets, adjusted quoted prices in active markets, adjusted quoted prices on foreign equity securities that were adjusted in accordance with pricing procedures approved by the trust, etc.). Common/collective trust investments can be redeemed daily and without restriction. Redemption of the entire investment balance generally requires a 45- to 60-day notice period. The equity funds provide exposure to large-, mid- and small-cap U.S. equities, international large- and small-cap equities and emerging market equities. The fixed income funds provide exposure to U.S., international and emerging market debt securities.

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

We are one of approximately 400 employers contributing to the Co-op Retirement Plan ("Co-op Plan"), which is a defined benefit plan constituting a "multiple employer plan" under the Internal Revenue Code of 1986, as amended, and a "multiemployer plan" under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The withdrawal liability associated with the multiemployer plan was approximately $36.9 million as of August 31, 2022.

    Our participation in the Co-op Plan for the years ended August 31, 2022, 2021 and 2020, is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2022	2021	2020	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$955	$1,172	$1,455	N/A	N/A

    Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

    Provisions of the Pension Protection Act of 2006 ("PPA") do not apply to the Co-op Plan because there is a special exemption for cooperative plans if the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a "zone status" determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2022 and 2021 are for the Co-op Plan's year-end at March 31, 2022 and 2021, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

    Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

    In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multi-employer pension plans were immaterial in fiscal 2022, 2021 and 2020.

    We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $35.0 million, $30.1 million and $34.5 million, for the years ended August 31, 2022, 2021 and 2020, respectively.

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen and allocated expenses. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and UAN annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consists of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods and Ardent Mills are also included in our Corporate and Other category. As of August 31, 2021, Ventura Foods was reported as a separate Foods reportable segment. Reported segment results and balances prior to fiscal 2022 have been recast to reflect the addition of Ventura Foods to our Corporate and Other category. There were no changes to the composition of our Energy, Ag or Nitrogen Production segments as a result of the addition of Ventura Foods to the Corporate and Other category.

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

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO. In our Nitrogen Production segment, this consists of our approximate 8% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 6, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

    Segment information for the years ended August 31, 2022, 2021 and 2020, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$10,964,304	$37,489,203	$—	$45,278	$(707,119)	$47,791,666
Intersegment revenues	(669,530)	(28,992)	—	(8,597)	707,119	—
Revenues, net of intersegment revenues	$10,294,774	$37,460,211	$—	$36,681	$—	$47,791,666
Operating earnings (loss)	633,832	588,070	(55,600)	(37,216)		1,129,086
Interest expense	6,768	59,118	48,110	5,105	(4,945)	114,156
Other (income) expense	(3,474)	(46,277)	11,487	9,559	4,945	(23,760)
Equity (income) losses from investments	13,987	(82,357)	(593,182)	(109,775)		(771,327)
Income before income taxes	$616,551	$657,586	$477,985	$57,895	$—	$1,810,017

Capital expenditures	$116,136	$203,851	$—	$34,457	$—	$354,444
Depreciation and amortization	$250,972	$173,488	$—	$37,512	$—	$461,972
Total assets as of August 31, 2022	$4,325,121	$8,159,191	$2,641,604	$3,698,891	$—	$18,824,807

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$6,812,478	$32,058,064	$—	$46,476	$(468,985)	$38,448,033
Intersegment revenues	(437,217)	(22,722)	—	(9,046)	468,985	—
Revenues, net of intersegment revenues	$6,375,261	$32,035,342	$—	$37,430	$—	$38,448,033
Operating earnings (loss)	(15,775)	265,362	(35,432)	(8,358)		205,797
Interest expense	1,113	65,099	44,461	1,804	(7,912)	104,565
Other income	(2,819)	(47,452)	(2,489)	(14,711)	7,912	(59,559)
Equity income from investments	(3,473)	(50,381)	(198,439)	(102,236)		(354,529)
Income (loss) before income taxes	$(10,596)	$298,096	$121,035	$106,785	$—	$515,320

Capital expenditures	$112,160	$148,770	$—	$56,864	$—	$317,794
Depreciation and amortization	$245,273	$182,210	$—	$34,247	$—	$461,730
Total assets as of August 31, 2021	$4,286,677	$7,451,559	$2,683,652	$3,154,387	$—	$17,576,275

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2020	(Dollars in thousands)
Revenues, including intersegment revenues	$5,820,154	$22,940,712	$—	$55,567	$(410,068)	$28,406,365
Intersegment revenues	(389,020)	(14,613)	—	(6,435)	410,068	—
Revenues, net of intersegment revenues	$5,431,134	$22,926,099	$—	$49,132	$—	$28,406,365
Operating earnings (loss)	219,861	82,543	(33,497)	8,358	—	277,265
Interest expense	308	71,682	45,255	11,806	(12,074)	116,977
Other income	(3,005)	(35,560)	(2,635)	(10,749)	12,074	(39,875)
Equity income from investments	(2,759)	(7,303)	(127,954)	(48,699)	—	(186,715)
Income before income taxes	$225,317	$53,724	$51,837	$56,000	$—	$386,878

Capital expenditures	$175,169	$158,903	$—	$84,287	$—	$418,359
Depreciation and amortization	$245,983	$196,510	$—	$34,882	$—	$477,375

    We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Dollars in thousands)
North America (a)	$45,039,981	$36,540,178	$25,360,077
South America	371,493	242,848	1,559,380
Europe, Middle East and Africa (EMEA)	1,093,974	955,605	774,068
Asia Pacific (APAC)	1,286,218	709,402	712,840
Total	$47,791,666	$38,448,033	$28,406,365
(a) Revenues in North America are substantially all attributed to revenues from the United States.

Long-lived assets include our property, plant and equipment, finance lease assets and capitalized major maintenance costs. The following table presents long-lived assets by geographical region based on physical location:

	2022	2021
	(Dollars in thousands)
United States	$4,821,483	$4,944,574
International	70,997	62,072
Total	$4,892,480	$5,006,646

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

	August 31, 2022
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$464,167	$—	$3,834	$460,333
Foreign exchange derivatives	52,923	—	8,901	44,022
Total	$517,090	$—	$12,735	$504,355
Derivative liabilities
Commodity derivatives	$378,291	$1,424	$12,574	$364,293
Foreign exchange derivatives	12,649	—	8,901	3,748
Total	$390,940	$1,424	$21,475	$368,041

	August 31, 2021
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$532,832	$—	$4,174	$528,658
Foreign exchange derivatives	19,429	—	5,582	13,847
Other derivatives	16,488	—	—	16,488
Total	$568,749	$—	$9,756	$558,993
Derivative liabilities
Commodity derivatives	$444,861	$2,485	$4,174	$438,202
Foreign exchange derivatives	8,506	—	5,582	2,924
Total	$453,367	$2,485	$9,756	$441,126

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Consolidated Balance Sheet as of August 31, 2022 and 2021, was $8.5 million and $21.6 million, respectively. The amount of long-term derivative liabilities recorded on our Consolidated Balance Sheet as of August 31, 2022 and 2021, was $4.0 million and $4.8 million, respectively.

    The following table sets forth the pretax (losses) gains on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2022, 2021 and 2020:

Derivative Type	Location of (Loss) Gain	2022	2021	2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(568,877)	$(971,581)	$89,248
Foreign exchange derivatives	Cost of goods sold	9,587	25,277	(184,692)
Foreign exchange derivatives	Marketing, general and administrative expenses	577	1,105	(2,986)
Interest rate derivatives	Interest expense	—	—	(1,226)
Other derivatives	Other income	2,057	2,489	2,634
Total		$(556,656)	$(942,710)	$(97,022)

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

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed-price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges but may include OTC derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.

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

    Our policy is to manage our commodity price risk exposure according to internal policies and in alignment with our tolerance for risk. It is our policy that our profitability should come from operations, primarily derived from margins on products sold and grain merchandised, not from hedging transactions. At any one time, inventory and purchase contracts for delivery to us may be substantial. We have risk management policies and procedures that include established net physical position limits. These limits are defined for each commodity and business unit, and business units may include both trader and management limits as appropriate. The limits policy is overseen at a high level by our corporate middle office and compliance team, with day-to-day monitoring procedures being implemented within each individual business unit to ensure any limits overage is explained and exposures reduced, or a temporary limit increase is established if needed. The position limits are reviewed at least annually with our senior leadership and Board of Directors. We monitor current market conditions and may expand or reduce our net position limits or procedures in response to changes in those conditions.

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

    As of August 31, 2022 and 2021, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	2022		2021
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	609,300	773,239	666,726	851,582
Energy products (barrels)	10,541	5,706	9,881	7,656
Processed grain and oilseed (tons)	1,191	4,182	559	3,418
Crop nutrients (tons)	23	22	66	12
Ocean freight (metric tons)	60	—	210	—
Natural gas (MMBtu)	420	—	—	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.9 billion and $1.2 billion as of August 31, 2022 and 2021.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of August 31, 2022 and 2021, the aggregate notional amount of cash flow hedges was 3.8 million and 2.7 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2022 and 2021:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2022	2021	Balance Sheet Location	2022	2021
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$27,154	$11,874	Other current liabilities	$11,818	$1,001

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Dollars in thousands)
Commodity derivatives	$(2,071)	$(7,824)	$(2,596)

The following table presents the pretax (losses) gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2022, 2021 and 2020:

	Location of (Loss) Gain	2022	2021	2020
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(6,254)	$21,262	$23,807

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

    Level 1. Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities may include exchange-traded derivative instruments, rabbi trust investments, deferred compensation investments, segregated investments and marketable securities.

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

    Recurring fair value measurements as of August 31, 2022 and 2021, are as follows:

	2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,161	$490,160	$—	$491,321
Foreign currency derivatives	—	52,923	—	52,923
Deferred compensation assets	46,562	—	—	46,562
Segregated investments and marketable securities	238,124	—	—	238,124
Other assets	11,718	—	—	11,718
Total	$297,565	$543,083	$—	$840,648
Liabilities
Commodity derivatives	$10,256	$379,883	$—	$390,139
Foreign currency derivatives	—	12,649	—	12,649
Total	$10,256	$392,532	$—	$402,788

	2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,453	$542,253	$—	$544,706
Foreign currency derivatives	—	19,429	—	19,429
Deferred compensation assets	51,940	—	—	51,940
Segregated investments and marketable securities	99,837	—	—	99,837
Other assets	6,052	16,488	—	22,540
Total	$160,282	$578,170	$—	$738,452
Liabilities
Commodity derivatives	$1,615	$444,247	$—	$445,862
Foreign currency derivatives	—	8,506	—	8,506
Total	$1,615	$452,753	$—	$454,368

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

    Deferred compensation assets. Our deferred compensation investments consist primarily of rabbi trust assets that are valued based on unadjusted quoted prices on active exchanges and classified within Level 1. Changes in the fair values of these other assets are primarily recognized in our Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

    Segregated investments and marketable securities and other assets. Our segregated investments and marketable securities and other assets are comprised primarily of investments in various government agencies, U.S. Treasury securities and money market funds, which are valued using quoted market prices and classified within Level 1.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of others in the ordinary course of business that shall not exceed $1.0 billion, of which $173.6 million were outstanding as of August 31, 2022. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2022.

Credit Commitments

    CHS Capital has commitments to extend credit to customers if there is no violation of any condition established in the contracts. As of August 31, 2022, CHS Capital customers have additional available credit of $770.0 million.

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2022, minimum future payments required under long-term commitments that are noncancelable and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$522,941	$82,679	$69,416	$67,653	$61,212	$47,700	$194,281

    Total payments under these arrangements were $75.2 million, $81.0 million and $77.6 million for the years ended August 31, 2022, 2021 and 2020, respectively.

Note 18        Related Party Transactions

    We purchase and sell grain and other agricultural commodity products from certain equity investees, primarily CF Nitrogen, Ventura Foods, Ardent Mills and TEMCO. Sales to and purchases from related parties for the years ended August 31, 2022, 2021 and 2020, are as follows:

	2022	2021	2020
	(Dollars in thousands)
Sales	$1,511,532	$2,744,482	$2,528,921
Purchases	2,040,357	2,682,165	872,819

    Receivables due from and payables due to related parties as of August 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Due from related parties	$78,600	$40,485
Due to related parties	140,174	90,986

    As a cooperative, we are owned by farmers and ranchers and member cooperatives, which are referred to as members. We buy commodities from and provide products and services to our members. Individually, our members do not have a significant ownership in CHS.

Note 19        Leases

    We assess arrangements at inception to determine whether they contain a lease. An arrangement is considered to contain a lease if it conveys the right to control the use of an asset for a period of time in exchange for consideration. The right to control the use of an asset must include both (i) the right to obtain substantially all economic benefits associated with an identified asset and (ii) the right to direct how and for what purpose the identified asset is used. Certain service agreements may provide us with the right to use an identified asset; however, most of these arrangements are not considered to represent a lease as we do not control how and for what purpose the identified asset is used.

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

After the adoption of ASC Topic 842 on September 1, 2019, right of use assets and liabilities for operating and finance leases are recognized at the lease commencement date for leases in excess of 12 months based on the present value of lease payments over the lease term. For measurement and classification of lease agreements, lease and nonlease components are grouped into a single lease component for all asset classes. Variable lease payments are excluded from measurement of right of use assets and liabilities and generally include payments for nonlease components such as maintenance costs, payments for leased assets beyond their noncancelable lease term and payments for other nonlease components such as sales tax. The discount rate used to calculate present value is our collateralized incremental borrowing rate or, if available, the rate implicit in the lease. The incremental borrowing rate is determined for each lease based primarily on its lease term. Certain lease arrangements include rental payments adjusted annually based on changes in an inflation index. Our lease arrangements generally do not contain residual value guarantees or material restrictive covenants.

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Consolidated Statements of Operations as of August 31, 2022, 2021 and 2020, are as follows:

	2022	2021	2020
	(Dollars in thousands)
Operating lease expense	$71,209	$73,489	$71,541
Finance lease expense:
Amortization of assets	8,967	8,065	8,205
Interest on lease liabilities	1,469	938	1,060
Short-term lease expense	16,915	16,955	15,991
Variable lease expense	1,699	2,300	3,674
Total net lease expense*	$100,259	$101,747	$100,471
*Income related to sublease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases as of August 31, 2022 and 2021, is as follows:

	Balance Sheet Location	2022	2021
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$242,859	$253,451
Liabilities
Current operating lease liabilities	Accrued expenses	$54,702	$56,424
Long-term operating lease liabilities	Other liabilities	194,250	200,720
Total operating lease liabilities		$248,952	$257,144

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$57,932	$48,625
Liabilities
Current finance lease liabilities	Current portion of long-term debt	$7,609	$7,444
Long-term finance lease liabilities	Long-term debt	37,164	28,590
Total finance lease liabilities		$44,773	$36,034

Information related to the lease term and discount rate for operating and finance leases as of August 31, 2022 and 2021, is as follows:

	2022	2021
Weighted average remaining lease term (in years)
Operating leases	7.6	7.9
Finance leases	10.4	10.3
Weighted average discount rate
Operating leases	3.00%	3.01%
Finance leases	3.42%	3.50%

    Supplemental cash flow and other information related to operating and finance leases as of August 31, 2022, 2021 and 2020, is as follows:

	2022	2021	2020
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$61,750	$71,702	$71,003
Operating cash flows from finance leases	1,469	938	1,060
Financing cash flows from finance leases	9,171	8,235	7,949

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	$54,199	$43,991	$56,461
Right of use asset modifications	12,887	27,664	7,333

    Maturities of lease liabilities by fiscal year as of August 31, 2022, were as follows:

	August 31, 2022
	Finance Leases	Operating Leases
	(Dollars in thousands)
2023	$8,603	$57,894
2024	6,483	54,279
2025	5,055	42,358
2026	4,679	32,975
2027	4,477	18,471
Thereafter	27,764	79,148
Total maturities of lease liabilities	57,061	285,125
Less amounts representing interest	12,288	36,173
Present value of future minimum lease payments	44,773	248,952
Less current obligations	7,609	54,702
Long-term obligations	$37,164	$194,250