Form 10-Q
period 2022-11-30
CHS INC
filed 2023-01-11
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2022
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2022.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains, and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. These factors may include changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the ongoing war between Russia and Ukraine; the impact of inflation; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions, casualty losses and supply chain issues; the impact of workforce factors; our funding needs and financing sources; financial institutions' and other capital sources' policies concerning energy-related businesses; uncertainty regarding the transition away from LIBOR and the replacement of LIBOR with an alternative reference rate; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices, including failures or delays in achieving our strategies or expectations related to climate change or other environmental matters; the impairment of long-lived assets; and other factors affecting our businesses generally. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$636,296	$793,957
Receivables	4,276,643	3,548,315
Inventories	5,070,104	3,652,871
Other current assets	1,481,592	1,382,704
Total current assets	11,464,635	9,377,847
Investments	3,890,624	3,728,006
Property, plant and equipment	4,728,819	4,744,959
Other assets	989,186	973,995
Total assets	$21,073,264	$18,824,807
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$773,447	$606,719
Current portion of long-term debt	289,888	290,605
Accounts payable	4,604,819	3,063,310
Accrued expenses	666,614	784,317
Other current liabilities	2,153,474	2,207,018
Total current liabilities	8,488,242	6,951,969
Long-term debt	1,668,158	1,668,209
Other liabilities	1,188,019	743,363
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,182,720	5,391,236
Accumulated other comprehensive loss	(268,953)	(255,335)
Capital reserves	2,545,102	2,055,682
Total CHS Inc. equities	9,722,907	9,455,621
Noncontrolling interests	5,938	5,645
Total equities	9,728,845	9,461,266
Total liabilities and equities	$21,073,264	$18,824,807

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Revenues	$12,765,839	$10,880,757
Cost of goods sold	11,886,704	10,360,849
Gross profit	879,135	519,908
Marketing, general and administrative expenses	234,666	204,934
Operating earnings	644,469	314,974
Interest expense	33,250	23,432
Other income	(24,289)	(23,776)
Equity income from investments	(181,962)	(151,345)
Income before income taxes	817,470	466,663
Income tax expense	34,554	14,720
Net income	782,916	451,943
Net income (loss) attributable to noncontrolling interests	318	(18)
Net income attributable to CHS Inc.	$782,598	$451,961

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Net income	$782,916	$451,943
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	8,524	3,768
Cash flow hedges	(20,207)	(9,141)
Foreign currency translation adjustment	(1,935)	(10,045)
Other comprehensive loss, net of tax	(13,618)	(15,418)
Comprehensive income	769,298	436,525
Comprehensive income (loss) attributable to noncontrolling interests	318	(18)
Comprehensive income attributable to CHS Inc.	$768,980	$436,543

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$782,916	$451,943
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	131,388	132,772
Equity income from investments, net of distributions received	(164,930)	(140,387)
Provision for current expected credit losses	2,961	1,472
Deferred taxes	(1,733)	11,856
Other, net	1,597	(8,556)
Changes in operating assets and liabilities:
Receivables	(779,455)	(696,984)
Inventories	(1,417,233)	(1,274,141)
Accounts payable and accrued expenses	1,441,469	1,420,237
Other, net	(177,172)	(81,799)
Net cash used in operating activities	(180,192)	(183,587)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(122,598)	(74,878)
Proceeds from disposition of property, plant and equipment	5,034	2,822
Expenditures for major maintenance	(27,398)	(5,541)
Proceeds from sale of business	—	55,546
Changes in CHS Capital notes receivable, net	32,098	(31,509)
Financing extended to customers	(39,814)	(456)
Payments from customer financing	42,121	3,833
Other investing activities, net	(156)	(2,013)
Net cash used in investing activities	(110,713)	(52,196)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	2,054,507	4,952,834
Payments on notes payable, long-term debt and finance lease obligations	(1,887,483)	(4,792,770)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(12,941)	(12,221)
Other financing activities, net	18,044	50,326
Net cash provided by financing activities	129,960	156,002
Effect of exchange rate changes on cash and cash equivalents	1,415	(3,550)
Decrease in cash and cash equivalents and restricted cash	(159,530)	(83,331)
Cash and cash equivalents and restricted cash at beginning of period	903,474	542,484
Cash and cash equivalents and restricted cash at end of period	$743,944	$459,153

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Significant Accounting Policies

    No significant accounting policies were updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2022.

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2022 and 2021. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2022	(Dollars in thousands)
Energy	$2,802,155	$317,151	$—	$3,119,306
Ag	2,613,460	7,009,353	10,431	9,633,244
Corporate and Other	5,699	—	7,590	13,289
Total revenues	$5,421,314	$7,326,504	$18,021	$12,765,839

Three Months Ended November 30, 2021
Energy	$2,047,277	$256,710	$—	$2,303,987
Ag	2,531,956	6,029,260	8,043	8,569,259
Corporate and Other	3,590	—	3,921	7,511
Total revenues	$4,582,823	$6,285,970	$11,964	$10,880,757

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $17.0 million and $17.2 million as of November 30, 2022, and August 31, 2022, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $367.1 million and $541.5 million as of November 30, 2022, and August 31, 2022, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2022 and 2021, we recognized revenues of $122.0 million and $107.2 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
Trade accounts receivable	$3,359,600	$2,626,623
CHS Capital short-term notes receivable	587,917	644,875
Other	459,462	404,734
Gross receivables	4,406,979	3,676,232
Less: allowances and reserves	130,336	127,917
Total receivables	$4,276,643	$3,548,315

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $75.7 million and $54.3 million as of November 30, 2022, and August 31, 2022, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2022, and August 31, 2022, commercial notes represented 37% and 25%, respectively, and producer notes represented 63% and 75%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of November 30, 2022, CHS Capital customers had additional available credit of $1.0 billion. No significant troubled debt restructuring activity occurred and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2022, or August 31, 2022.

Note 4        Inventories

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
Grain and oilseed	$2,244,788	$1,133,531
Energy	918,042	824,114
Agronomy	1,482,707	1,295,548
Processed grain and oilseed	316,490	292,992
Other	108,077	106,686
Total inventories	$5,070,104	$3,652,871

    As of November 30, 2022, and August 31, 2022, we valued approximately 12% and 14%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $515.9 million and $678.3 million as of November 30, 2022, and August 31, 2022, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,769,170	$2,641,604
Ventura Foods, LLC	427,343	410,093
Ardent Mills, LLC	255,106	250,857
TEMCO, LLC	44,091	32,809
Other equity method investments	268,731	265,913
Other investments	126,183	126,730
Total investments	$3,890,624	$3,728,006

    Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our only significant equity method investment during the three months ended November 30, 2022 and 2021, was CF Industries Nitrogen, LLC ("CF Nitrogen"), which is summarized below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. We have approximately $680.1 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of November 30, 2022.

CF Nitrogen

    We have a $2.8 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 8% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for semiannual cash distributions.

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Net sales	$1,623,268	$1,316,899
Gross profit	770,478	575,571
Net earnings	764,179	562,593
Earnings attributable to CHS Inc.	127,566	116,473

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of November 30, 2022. Notes payable as of November 30, 2022, and August 31, 2022, consisted of the following:

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
Notes payable	$625,872	$459,398
CHS Capital notes payable	147,575	147,321
Total notes payable	$773,447	$606,719

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. There were no borrowings outstanding on this facility as of November 30, 2022, and August 31, 2022. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time, based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of November 30, 2022, total availability under the Securitization Facility was $929.0 million, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can obtain repurchase agreement financing in an amount up to $150.0 million for subordinated notes issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. No balance was outstanding under the Repurchase Facility as of November 30, 2022, and August 31, 2022.

The following table presents summarized long-term debt (including current portion) as of November 30, 2022, and August 31, 2022:

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
Private placement debt	$1,545,000	$1,545,000
Term loan	366,000	366,000
Finance lease obligations	45,069	44,773
Deferred financing costs	(3,399)	(3,535)
Other	5,376	6,576
Total long-term debt	1,958,046	1,958,814
Less current portion	289,888	290,605
Long-term portion	$1,668,158	$1,668,209

Interest expense for the three months ended November 30, 2022 and 2021, was $33.3 million and $23.4 million, respectively, net of capitalized interest of $2.5 million and $2.3 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended November 30, 2022, was 4.2%, compared to 3.2% for the three months ended November 30, 2021. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity during the year.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $115.3 million and $115.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of November 30, 2022, and August 31, 2022, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

    Changes in equities for the three months ended November 30, 2022 and 2021, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year redemption estimates	12,941	—	—	—	—	—	—	12,941
Redemptions of equities	(10,021)	(58)	(2,862)	—	—	—	—	(12,941)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	291	—	57	—	—	20	(25)	343
Net income	—	—	—	—	—	782,598	318	782,916
Other comprehensive loss, net of tax	—	—	—	—	(13,618)	—	—	(13,618)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(208,864)	—	(208,864)
Estimated 2023 equity redemptions	(208,864)	—	—	—	—	—	—	(208,864)
Balances, November 30, 2022	$3,381,478	$27,875	$1,773,367	$2,264,038	$(268,953)	$2,545,102	$5,938	$9,728,845

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year redemption estimates	12,221	—	—	—	—	—	—	12,221
Redemptions of equities	(9,824)	(318)	(2,079)	—	—	—	—	(12,221)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(1,023)	17	(64)	—	—	1,393	(841)	(518)
Net income (loss)	—	—	—	—	—	451,961	(18)	451,943
Other comprehensive loss, net of tax	—	—	—	—	(15,418)	—	—	(15,418)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(39,691)	—	(39,691)
Estimated 2022 equity redemptions	(79,382)	—	—	—	—	—	—	(79,382)
Balances, November 30, 2021	$3,505,903	$28,130	$1,632,753	$2,264,038	$(231,809)	$2,043,305	$7,606	$9,249,926

Preferred Stock Dividends

    The following is a summary of dividends declared per share by series of preferred stock for the three months ended November 30, 2022 and 2021.

		Three Months Ended November 30,
	Nasdaq symbol	2022	2021
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.00	$1.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.98	$0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.88	$0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.84	$0.84
Class B Cumulative Redeemable, Series 4	CHSCL	$0.94	$0.94

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 30, 2022 and 2021, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(66)	(33,899)	(2,227)	(36,192)
Amounts reclassified	5,560	7,229	—	12,789
Total other comprehensive income (loss), before tax	5,494	(26,670)	(2,227)	(23,403)
Tax effect	3,030	6,463	292	9,785
Other comprehensive income (loss), net of tax	8,524	(20,207)	(1,935)	(13,618)
Balance as of November 30, 2022, net of tax	$(160,116)	$(11,364)	$(97,473)	$(268,953)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(83)	870	(9,983)	(9,196)
Amounts reclassified	5,064	(12,954)	—	(7,890)
Total other comprehensive income (loss), before tax	4,981	(12,084)	(9,983)	(17,086)
Tax effect	(1,213)	2,943	(62)	1,668
Other comprehensive income (loss), net of tax	3,768	(9,141)	(10,045)	(15,418)
Balance as of November 30, 2021, net of tax	$(137,617)	$(4,317)	$(89,875)	$(231,809)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 9, Benefit Plans, for further information). As described in Note 11, Derivative Financial Instruments and Hedging Activities, amounts reclassified from accumulated other comprehensive loss for cash flow hedges are recorded as cost of goods sold. Gains or losses on foreign currency translation reclassifications are recorded as other income.

Note 9        Benefit Plans

    We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have nonqualified supplemental executive and Board of Directors retirement plans.

    Components of net periodic benefit costs for the three months ended November 30, 2022 and 2021, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$9,645	$11,569	$460	$232	$168	$249
Interest cost	7,647	4,292	185	70	259	126
Expected return on assets	(10,782)	(10,990)	—	—	—	—
Prior service cost (credit) amortization	37	44	(29)	(29)	(111)	(111)
Actuarial loss (gain) amortization	468	5,852	61	120	(404)	(315)
Net periodic benefit cost (benefit)	$7,015	$10,767	$677	$393	$(88)	$(51)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2022, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2023, although we may voluntarily elect to do so.

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen and allocated expenses. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of financial services related to crop production and a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging. Our nonconsolidated investments in Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Other category.

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second fiscal quarter; however, our income before income taxes does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations is conducted through companies in which we hold ownership interests of 50% or less or otherwise do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO. In our Nitrogen Production segment, this consists of our approximate 8% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2022 and 2021, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$3,337,125	$9,640,559	$—	$16,099	$(227,944)	$12,765,839
Intersegment revenues	(217,819)	(7,315)	—	(2,810)	227,944	—
Revenues, net of intersegment revenues	$3,119,306	$9,633,244	$—	$13,289	$—	$12,765,839
Operating earnings (loss)	398,659	263,502	(16,272)	(1,420)	—	644,469
Interest expense	2,056	18,567	14,421	4,125	(5,919)	33,250
Other income	(3,523)	(19,302)	—	(7,383)	5,919	(24,289)
Equity (income) loss from investments	3,532	(23,062)	(127,566)	(34,866)	—	(181,962)
Income before income taxes	$396,594	$287,299	$96,873	$36,704	$—	$817,470
Total assets as of November 30, 2022	$4,241,612	$10,392,187	$2,769,170	$3,670,296	$—	$21,073,264

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$2,468,343	$8,577,403	$—	$10,204	$(175,193)	$10,880,757
Intersegment revenues	(164,356)	(8,144)	—	(2,693)	175,193	—
Revenues, net of intersegment revenues	$2,303,987	$8,569,259	$—	$7,511	$—	$10,880,757
Operating earnings (loss)	67,850	259,773	(10,183)	(2,466)	—	314,974
Interest expense	488	13,661	11,254	(1,820)	(151)	23,432
Other income	(728)	(20,579)	(1,547)	(1,073)	151	(23,776)
Equity income from investments	(1,100)	(19,734)	(116,473)	(14,038)	—	(151,345)
Income before income taxes	$69,190	$286,425	$96,583	$14,465	$—	$466,663

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

	November 30, 2022
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$315,322	$—	$7,792	$307,530
Foreign exchange derivatives	51,509	—	7,372	44,137
Total	$366,831	$—	$15,164	$351,667
Derivative liabilities
Commodity derivatives	$225,676	$1,442	$9,865	$214,369
Foreign exchange derivatives	13,937	—	7,372	6,565
Total	$239,613	$1,442	$17,237	$220,934

	August 31, 2022
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$464,167	$—	$3,834	$460,333
Foreign exchange derivatives	52,923	—	8,901	44,022
Total	$517,090	$—	$12,735	$504,355
Derivative liabilities
Commodity derivatives	$378,291	$1,424	$12,574	$364,293
Foreign exchange derivatives	12,649	—	8,901	3,748
Total	$390,940	$1,424	$21,475	$368,041

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of November 30, 2022, and August 31, 2022, was $4.7 million and $8.5 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of November 30, 2022, and August 31, 2022, was $2.4 million and $4.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021:

		Three Months Ended November 30,
	Location of Gain (Loss)	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(135,686)	$31,598
Foreign exchange derivatives	Cost of goods sold	(19,453)	(32,494)
Foreign exchange derivatives	Marketing, general and administrative expenses	237	(1,194)
Other derivatives	Other income	—	1,546
Total		$(154,902)	$(544)

Commodity Contracts

    As of November 30, 2022, and August 31, 2022, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	November 30, 2022		August 31, 2022
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	837,115	850,388	609,300	773,239
Energy products (barrels)	14,373	8,726	10,541	5,706
Processed grain and oilseed (tons)	3,334	6,396	1,191	4,182
Crop nutrients (tons)	59	33	23	22
Ocean freight (metric tons)	15	—	60	—
Natural gas (metric million Btu)	630	200	420	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.6 billion and $1.9 billion as of November 30, 2022, and August 31, 2022, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of November 30, 2022, and August 31, 2022, the aggregate notional amounts of cash flow hedges were 3.1 million and 3.8 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2022	August 31, 2022	Balance Sheet Location	November 30, 2022	August 31, 2022
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$12,312	$27,154	Other current liabilities	$26,565	$11,818

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Commodity derivatives	$(29,589)	$(13,296)

    The following table presents the pretax (losses) gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021:

		Three Months Ended November 30,
	Location of Gain (Loss)	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(6,929)	$13,254

Note 12        Fair Value Measurements

    ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction among the market participants on the measurement date.

We determine fair values of derivative instruments and certain other assets based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize use of observable inputs and minimize use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. ASC Topic 820 describes three levels within its hierarchy that may be used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are unobservable inputs that are supported by little or no market activity for the assets or liabilities. Categorization within the valuation hierarchy is based on the lowest level of input significant to the fair value measurement.

    Recurring fair value measurements as of November 30, 2022, and August 31, 2022, are as follows:

	November 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$702	$326,932	$—	$327,634
Foreign exchange derivatives	—	51,509	—	51,509
Deferred compensation assets	48,430	—	—	48,430
Segregated investments and marketable securities	207,521	—	—	207,521
Other assets	85,457	—	—	85,457
Total	$342,110	$378,441	$—	$720,551
Liabilities
Commodity derivatives	$2,894	$249,347	$—	$252,241
Foreign exchange derivatives	—	13,937	—	13,937
Total	$2,894	$263,284	$—	$266,178

	August 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,161	$490,160	$—	$491,321
Foreign exchange derivatives	—	52,923	—	52,923
Deferred compensation assets	46,562	—	—	46,562
Segregated investments and marketable securities	238,124	—	—	238,124
Other assets	11,718	—	—	11,718
Total	$297,565	$543,083	$—	$840,648
Liabilities
Commodity derivatives	$10,256	$379,883	$—	$390,139
Foreign exchange derivatives	—	12,649	—	12,649
Total	$10,256	$392,532	$—	$402,788

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

    Deferred compensation assets. Our deferred compensation investments consist primarily of rabbi trust assets that are valued based on unadjusted quoted prices on active exchanges and are classified within Level 1. Changes in the fair values of these assets are primarily recognized in our Condensed Consolidated Statements of Operations as a component of marketing, general and administrative expenses.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $116.0 million were outstanding on November 30, 2022. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2022.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of November 30, 2022, and August 31, 2022, are as follows:

	November 30, 2022	August 31, 2022
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$374,489	$535,698
Margin and related deposits	318,807	390,782
Supplier advance payments	521,504	198,753
Restricted cash	107,648	109,517
Other	159,144	147,954
Total other current assets	$1,481,592	$1,382,704
Other current liabilities
Customer margin deposits and credit balances	$231,471	$283,234
Customer advance payments	628,995	525,003
Derivative liabilities (Note 11)	263,781	398,781
Dividends and equity payable	1,029,227	1,000,000
Total other current liabilities	$2,153,474	$2,207,018

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our condensed consolidated financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2023 First Quarter Highlights
•Fiscal 2023 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2022 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
•Ag. Purchases and further processes or resells grain and oilseed originated by our country operations and global grain and processing businesses, by our member cooperatives and by third parties. It also includes our renewable fuels business and serves as a wholesaler and retailer of agronomy products.
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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second fiscal quarter; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses:

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

Business Strategy

    Our business strategies focus on an enterprisewide effort to create an experience that empowers customers to make CHS their first choice, expand market access to add value for our owners and transform and evolve our core businesses by capitalizing on changing market dynamics. To execute these strategies, we are focused on implementing agile, efficient and sustainable technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-performing, diverse and passionate teams; achieving operational excellence and continuous improvement; and maintaining a strong balance sheet.

Fiscal 2023 First Quarter Highlights

•Continued robust global demand, coupled with increased market volatility, resulted in elevated commodity prices and strong earnings.
•Higher refining margins drove significantly improved earnings in our Energy segment that resulted from supply and demand factors, including trade flow disruptions caused by the Russian invasion of Ukraine and higher global demand for energy products as consumption outpaced supply.
•Our processing business in our Ag segment benefited from strong meal and oil demand.
•Equity method investments continue to perform well, with our CF Nitrogen investment being the largest contributor. The CF Nitrogen investment delivered improved earnings as a result of market conditions driven by strong global demand for urea and urea ammonium nitrate ("UAN").

Fiscal 2023 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors, including the ongoing war between Russia and Ukraine, rising interest rates, and inflationary pressures increasing costs of labor, freight and materials, will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets. This uncertainty and instability could have a significant impact on each of our segments throughout the remainder of fiscal 2023. In addition to these broad macroeconomic factors, the cost of renewable energy credits remains higher than historical levels, which could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change, could impact demand for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs. Although challenges remain, we currently expect the imbalance between global supply and strong global demand for agricultural commodities to result in continued market volatility and favorable pricing throughout the remainder of fiscal 2023. We are unable to predict how long the current environment and market conditions will last or the extent of the financial and operational impacts to us in fiscal 2023. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2022, for additional impacts that these and other risks may have on our business operations and financial performance.

In addition to navigating market conditions that impact our businesses, we will continue to execute our enterprise priorities throughout fiscal 2023, including empowering and supporting our people, advancing our operating model by transforming how we work and adopting new technologies, and strategically investing in our infrastructure to meet the evolving needs of our owners and customers, enhancing value for the cooperative system and propelling sustainable growth.

Operating Metrics

Energy

    Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasoline, distillates and other products. To ensure the reliability of our refineries, we perform major maintenance activities every two to five years, which require a temporary shutdown of operations. These planned shutdowns allow us to extend the life, increase the capacity and improve the safety and efficiency of our refinery processing assets. They also minimize unplanned business interruptions and are essential to the long-term reliability and profitability of our Energy segment.

During periods of maintenance, utilization rates, throughput volumes and refined fuel yields are lower and we may purchase refined petroleum products from third parties to meet the needs of our customers. These third-party purchases may result in lower margins than for products produced by our refineries, which reduces our profitability. The following table provides information about our consolidated refinery operations:

	Three Months Ended November 30,
	2022	2021
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	89,415	102,340
All other crude oil	71,271	70,327
Other feedstocks and blendstocks	10,708	18,338
Total refinery throughput volumes	171,394	191,005
Refined fuel yields
Gasolines	76,014	92,886
Distillates	75,393	78,924

We are subject to the Renewable Fuel Standard, which requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2022, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2022. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. The price of RINs can be volatile, which can positively or negatively impact our profitability. The prices for D6 ethanol RINs and D4 ethanol RINs during the first quarter of fiscal 2023 compared to the same period in the prior year increased by 42% and 25%, respectively. Estimates of our RIN expenses are calculated using an average RIN price each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by the supply and demand of refined products. Crack spreads and the WCS crude oil discounts both increased during the three months ended November 30, 2022, compared to the same period during the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and discounts that impact our Energy segment:

	Three Months Ended November 30,
	2022	2021
Market indicators
WTI crude oil (dollars per barrel)	$85.15	$77.14
WTI - WCS crude oil discount (dollars per barrel)	$25.16	$12.95
Group 3 2:1:1 crack spread (dollars per barrel)*	$44.76	$18.04
Group 3 5:3:2 crack spread (dollars per barrel)*	$40.40	$17.56
D6 ethanol RIN (dollars per RIN)	$1.6733	$1.1760
D4 ethanol RIN (dollars per RIN)	$1.8259	$1.4648
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three months ended November 30, 2022 and 2021:

		Three Months Ended November 30,
	Market Source*	2022	2021
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.77	$5.57
Soybeans (dollars per bushel)	Chicago Board of Trade	$14.14	$12.36
Wheat (dollars per bushel)	Chicago Board of Trade	$8.58	$7.57
Urea (dollars per ton)	Green Markets NOLA	$589.27	$676.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$540.16	$456.64
Ethanol (dollars per gallon)	Chicago Platts	$2.50	$2.81

Volumes
Grain and oilseed (thousands of bushels)		517,439	564,112
North American grain and oilseed port throughput (thousands of bushels)		161,715	172,987
Wholesale crop nutrients (thousands of tons)		1,612	1,823
Ethanol (thousands of gallons)		243,761	224,246
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended November 30, 2022 and 2021

	Three Months Ended November 30,
	2022	% of Revenues*	2021	% of Revenues*
	(Dollars in thousands)
Revenues	$12,765,839	100.0%	$10,880,757	100.0%
Cost of goods sold	11,886,704	93.1	10,360,849	95.2
Gross profit	879,135	6.9	519,908	4.8
Marketing, general and administrative expenses	234,666	1.8	204,934	1.9
Operating earnings	644,469	5.0	314,974	2.9
Interest expense	33,250	0.3	23,432	0.2
Other income	(24,289)	(0.2)	(23,776)	(0.2)
Equity income from investments	(181,962)	(1.4)	(151,345)	(1.4)
Income before income taxes	817,470	6.4	466,663	4.3
Income tax expense	34,554	0.3	14,720	0.1
Net income	782,916	6.1	451,943	4.2
Net income (loss) attributable to noncontrolling interests	318	—	(18)	—
Net income attributable to CHS Inc.	$782,598	6.1%	$451,961	4.2%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2022. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$396,594	$69,190	$327,404	473.2%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended November 30, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil discounts resulted from higher global demand and improved market conditions in our refined fuels business, which contributed to a $477.3 million increase of IBIT.
•The increased IBIT was partially offset by increased costs in our refined fuels business, the most significant of which included $46.0 million related to higher RIN prices due to market conditions and $23.0 million of increased refinery expenses, including higher repairs and maintenance expenses resulting from planned and unplanned maintenance in the current year.
•Decreased refined fuels production volumes due to planned and unplanned maintenance at refineries reduced the sales mix of higher-margin produced refined fuels compared to the prior year and also contributed to a $27.0 million decrease of IBIT.
•Lower margins for propane primarily resulted from hedging-related impacts due to global market conditions affecting the price of propane contributed to a $21.0 million decrease of IBIT.

Ag

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$287,299	$286,425	$874	0.3%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended November 30, 2022, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins of $68.4 million in our oilseed processing product category resulted from strong meal and oil demand during the first quarter of fiscal 2023.
•Increased margins were partially offset by the net impact across our other product categories, including decreased margins for grain and oilseed as a result of mark-to-market changes associated with our commodity derivatives and wholesale agronomy which experienced less favorable pricing due to global market conditions.
•Decreased volumes across all our Ag segment product categories resulted from a number of factors, including drought conditions experienced in portions of our trade territory that decreased crop yields.

All Other Segments

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$96,873	$96,583	$290	0.3%
Corporate and Other IBIT	$36,704	$14,465	$22,239	153.7%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT remained consistent with the prior year as a result of continued higher equity income attributed to strong selling prices of urea and UAN due to global supply and demand factors. Corporate and Other IBIT increased primarily due to increased equity income from our Ventura Foods, LLC, investment as a result of more favorable market conditions for edible oils experienced during the first quarter of fiscal 2023 compared to the same period in the prior year.

Revenues by Segment

Energy

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$3,119,306	$2,303,987	$815,319	35.4%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended November 30, 2022, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to increased selling prices for refined fuels that contributed to a $770.1 million increase in revenues, which was partially offset by lower selling prices for propane that resulted in a $46.5 million decrease of revenues.
•Higher refined fuels and propane volumes contributed to $49.4 million and $22.8 million increases in revenues, respectively, driven by strong demand due to more favorable weather conditions during the fall harvest compared to the same period in the prior year.

Ag

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Revenues	$9,633,244	$8,569,259	$1,063,985	12.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended November 30, 2022, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing attributed to market-driven price increases across most of our Ag segment product categories during the first quarter of fiscal 2023, including:
◦$1.4 billion increase for grain and oilseed driven by increased global demand and constrained supply;
◦$305.1 million increase for feed and farm supplies as a result of continued strong demand and constrained supply;
◦$102.1 million increase for oilseed processing due to strong meal and oil demand; and
◦$84.6 million increase for renewable fuels resulting from high demand.
•Volumes decreased across most of our Ag segment product categories due to a combination of factors, including lower crop yields resulting from drought conditions experienced in portions of our trade territory in North America. Decreased volumes in our grain and oilseed, feed and farm supplies, wholesale agronomy and renewable fuels product categories contributed to $304.7 million, $215.8 million, $147.7 million and $110.0 million decreases in revenues, respectively.

All Other Segments

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$13,289	$7,511	$5,778	76.9%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the three months ended November 30, 2022, compared to the same period during the prior year, primarily as a result of increased notes receivable balances and higher interest rates in our financing business.

Cost of Goods Sold by Segment

Energy

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,654,729	$2,179,625	$475,104	21.8%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended November 30, 2022, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions contributed to increased costs for refined fuels that drove a $415.3 million increase in COGS, which was partially offset by lower costs for propane that resulted in a $25.5 million decrease of COGS.
•Higher volumes of refined fuels and propane contributed to $46.3 million and $24.3 million increases in COGS, respectively, driven by more favorable weather conditions during the fall harvest compared to the same period in the prior year.

Ag

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$9,232,728	$8,183,993	$1,048,735	12.8%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended November 30, 2022, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs attributed to market-driven price increases across most of our Ag segment product categories during the first quarter of fiscal 2023, including:
◦$1.4 billion increase for grain and oilseed driven by increased global demand and constrained supply;
◦$216.3 million increase for feed and farm supplies due to continued strong demand and constrained supply;
◦$84.1 million increase for renewable fuels resulting from high demand that drove higher prices; and
◦$33.7 million increase for oilseed processing due to strong meal and oil demand.
•Volumes decreased across all our Ag segment product categories due to a combination of factors, including lower crop yields resulting from drought conditions experienced in portions of our trade territory in North America. Decreased volumes in our grain and oilseed, feed and farm supplies, wholesale agronomy and renewable fuels product categories contributed to $296.0 million, $198.1 million, $135.3 million and $107.3 million decreases in COGS, respectively.

All Other Segments

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$428	$414	$14	3.4%
Corporate and Other COGS	$(1,181)	$(3,183)	$2,002	62.9%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended November 30, 2022, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$234,666	$204,934	$29,732	14.5%

    Marketing, general and administrative expenses increased during the three months ended November 30, 2022, primarily due to higher payroll and benefits, as well as higher repairs and maintenance expenses for our facilities and information technology platforms.

Interest Expense

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest expense	$33,250	$23,432	$9,818	41.9%

    Interest expense increased during the three months ended November 30, 2022, as a result of higher interest rates compared to the same period in the prior year, which was partially offset by decreased notes payable balances.

Other Income

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Other income	$24,289	$23,776	$513	2.2%

    Other income increased during the three months ended November 30, 2022, as a result of higher interest income due to improved interest rates, which was mostly offset by a decrease associated with a gain on the sale of a business in our Ag segment in the prior year that did not occur during the current year.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$181,962	$151,345	$30,617	20.2%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended November 30, 2022, compared to the same period during the prior year, primarily due to higher income associated with our equity method investments in Ventura Foods, LLC ("Ventura Foods"), and CF Nitrogen. Equity income increased for Ventura Foods as a result of more favorable market conditions for edible oils during the first quarter of fiscal 2023 compared to the same period in the prior year and for CF Nitrogen as a result of continued strong prices of urea and UAN due to global supply and demand factors.

Income Tax Expense

	Three Months Ended November 30,		Change
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$34,554	$14,720	$19,834	134.7%

    Increased income tax expense during the three months ended November 30, 2022, resulted from increased nonpatronage earnings during the first quarter of fiscal 2023. Effective tax rates for the three months ended November 30, 2022 and 2021, were 4.2% and 3.2%, respectively. Federal and state statutory rates of 24.4% were applied to nonpatronage business activity for the three months ended November 30, 2022 and 2021. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, and taking advantage of strategic opportunities that benefit our member-owners:

	November 30, 2022	August 31, 2022
	(Dollars in thousands)
Cash and cash equivalents	$636,296	$793,957
Notes payable	773,447	606,719
Long-term debt including current maturities	1,958,046	1,958,814
Total equities	9,728,845	9,461,266
Working capital	2,976,393	2,425,878
Current ratio*	1.4	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facility relating thereto. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2023:

•Capital expenditures. We expect total capital expenditures for fiscal 2023 to be approximately $869.1 million compared to capital expenditures of $354.4 million in fiscal 2022. Increased capital expenditures for fiscal 2023 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. During the three months ended November 30, 2022, we acquired $122.6 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2023 to be approximately $249.5 million compared to major maintenance of $24.8 million in fiscal 2022. Increased major maintenance for fiscal 2023 is for major maintenance at our Laurel and McPherson refineries. During the three months ended November 30, 2022, we paid $27.4 million in major maintenance.
•Debt and interest. We expect to repay approximately $291.7 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $92.0 million during fiscal 2023. During the three months ended November 30, 2022, we repaid $3.1 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of November 30, 2022. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2023. Dividends paid on our preferred stock during the three months ended November 30, 2022, were $42.2 million.
•Patronage. Our Board of Directors has authorized approximately $500.0 million of our fiscal 2022 patronage-sourced earnings to be paid to our member-owners during fiscal 2023.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $500.0 million to be distributed in fiscal 2023 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the three months ended November 30, 2022, we redeemed $12.9 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short- and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2022. Based on our current fiscal 2023 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our Condensed Consolidated Balance Sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of November 30, 2022, and August 31, 2022, was as follows:

	November 30, 2022	August 31, 2022	Change
	(Dollars in thousands)
Current assets	$11,464,635	$9,377,847	$2,086,788
Less current liabilities	8,488,242	6,951,969	1,536,273
Working capital	$2,976,393	$2,425,878	$550,515

As of November 30, 2022, working capital increased by $550.5 million compared with August 31, 2022. Current asset balance changes increased working capital by $2.1 billion, primarily driven by increases in inventories and receivables, which were driven by the fall harvest. Current liability balance changes decreased working capital by $1.5 billion, primarily due to increases in accounts payable, which was also driven by the fall harvest.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2022.

Cash Flows

    The following table presents summarized cash flow data for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021	Change
	(Dollars in thousands)
Net cash used in operating activities	$(180,192)	$(183,587)	$3,395
Net cash used in investing activities	(110,713)	(52,196)	(58,517)
Net cash provided by financing activities	129,960	156,002	(26,042)
Effect of exchange rate changes on cash and cash equivalents	1,415	(3,550)	4,965
Decrease in cash and cash equivalents and restricted cash	$(159,530)	$(83,331)	$(76,199)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $3.4 million decrease in cash used in operating activities primarily reflects increased net income during the first quarter of fiscal 2023 compared to the same period during fiscal 2022, which was partially offset by the increase in net working capital during the same period.

    The $58.5 million increase in cash used in investing activities primarily reflects proceeds from the sale of a business in the prior year that did not occur in the current year and increased expenditures for property, plant and equipment during the first quarter of fiscal 2023, compared to the same period during fiscal 2022.

    The $26.0 million decrease in cash provided by financing activities primarily reflects increases in our outstanding drafts for grain checks from harvest and higher commodity prices.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of November 30, 2022, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2022, have not materially changed during the three months ended November 30, 2022.

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended November 30, 2022, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of November 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended November 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2022.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 3 to Employment Agreement, dated as of November 1, 2022, between CHS Inc. and Jay D. Debertin (incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 11, 2023	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer