Form 10-K/A
period 2022-08-31
CHS INC
filed 2023-03-02
CIK 823277

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
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

The Registrant has no voting or non-voting common equity (the Registrant is a member cooperative).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

The Registrant has no common stock outstanding.

Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Minneapolis, Minnesota	Auditor Firm ID:	238

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this "Amendment") of CHS Inc. ("CHS") amends CHS's Annual Report on Form 10-K for the year ended August 31, 2022, which CHS filed with the Securities and Exchange Commission ("SEC") on November 2, 2022 (the "Original Form 10-K"). CHS is filing this Amendment to amend Item 15 to include the consolidated financial statements of its equity investee, CF Industries Nitrogen, LLC ("CF Nitrogen"), as of December 31, 2022 and 2021, and for the three years ended December 31, 2022 (the "CF Nitrogen Financial Statements"), pursuant to Rule 3-09 of SEC Regulation S-X.

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

99.1
CF Nitrogen consolidated financial statements as of December 31, 2022 and 2021, and for the three years ended December 31, 2022; and Independent Registered Public Accounting Firm's Report for the three years ended December 31, 2022. (***)

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
(*) Filed with the Original Form 10-K on November 2, 2022, incorporated herein by reference.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(***) Filed herewith.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Amendment are being filed herewith.

    (c) SCHEDULES

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2023.

CHS INC.

By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer