Form 10-Q
period 2023-02-28
CHS INC
filed 2023-04-05
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 28, 2023
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2023.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains, and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, and in this Quarterly Report on Form 10-Q. These factors may include changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the ongoing war between Russia and Ukraine; the impact of inflation; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions, casualty losses and supply chain issues; the impact of workforce factors; our funding needs and financing sources; financial institutions' and other capital sources' policies concerning energy-related businesses; uncertainty regarding the transition away from LIBOR and the replacement of LIBOR with an alternative reference rate; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices, including failures or delays in achieving our strategies or expectations related to climate change or other environmental matters; the impairment of long-lived assets; the impact of bank failures; and other factors affecting our businesses generally. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$462,220	$793,957
Receivables	3,611,016	3,548,315
Inventories	4,858,258	3,652,871
Other current assets	1,690,433	1,382,704
Total current assets	10,621,927	9,377,847
Investments	3,790,655	3,728,006
Property, plant and equipment	4,735,335	4,744,959
Other assets	1,023,097	973,995
Total assets	$20,171,014	$18,824,807
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,093,091	$606,719
Current portion of long-term debt	137,465	290,605
Accounts payable	3,044,269	3,063,310
Accrued expenses	665,469	784,317
Other current liabilities	2,521,995	2,207,018
Total current liabilities	7,462,289	6,951,969
Long-term debt	1,816,654	1,668,209
Other liabilities	1,062,752	743,363
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,106,845	5,391,236
Accumulated other comprehensive loss	(257,163)	(255,335)
Capital reserves	2,710,507	2,055,682
Total CHS Inc. equities	9,824,227	9,455,621
Noncontrolling interests	5,092	5,645
Total equities	9,829,319	9,461,266
Total liabilities and equities	$20,171,014	$18,824,807

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(Dollars in thousands)
Revenues	$11,306,848	$10,332,588	$24,072,687	$21,213,345
Cost of goods sold	10,922,581	10,063,590	22,809,285	20,424,439
Gross profit	384,267	268,998	1,263,402	788,906
Marketing, general and administrative expenses	241,925	244,325	476,591	449,259
Operating earnings	142,342	24,673	786,811	339,647
Interest expense	35,967	25,174	69,217	48,606
Other income	(28,313)	(1,405)	(52,602)	(25,181)
Equity income from investments	(178,334)	(229,923)	(360,296)	(381,268)
Income before income taxes	313,022	230,827	1,130,492	697,490
Income tax expense	20,974	11,931	55,528	26,651
Net income	292,048	218,896	1,074,964	670,839
Net (loss) income attributable to noncontrolling interests	(273)	(104)	45	(122)
Net income attributable to CHS Inc.	$292,321	$219,000	$1,074,919	$670,961

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$292,048	$218,896	$1,074,964	$670,839
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	(3,973)	4,581	4,551	8,349
Cash flow hedges	15,143	(553)	(5,064)	(9,694)
Foreign currency translation adjustment	620	5,926	(1,315)	(4,119)
Other comprehensive income (loss), net of tax	11,790	9,954	(1,828)	(5,464)
Comprehensive income	303,838	228,850	1,073,136	665,375
Comprehensive (loss) income attributable to noncontrolling interests	(273)	(104)	45	(122)
Comprehensive income attributable to CHS Inc.	$304,111	$228,954	$1,073,091	$665,497

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,074,964	$670,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	265,873	265,161
Equity income from investments, net of distributions received	(51,267)	(112,641)
Provision for current expected credit losses	(15,555)	11,562
Deferred taxes	(16,522)	4,301
Other, net	(496)	(7,092)
Changes in operating assets and liabilities:
Receivables	(52,159)	(591,106)
Inventories	(1,205,388)	(1,970,142)
Accounts payable and accrued expenses	(97,026)	511,223
Other, net	114,146	(85,646)
Net cash provided by (used in) operating activities	16,570	(1,303,541)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(236,290)	(130,884)
Proceeds from disposition of property, plant and equipment	12,642	6,140
Expenditures for major maintenance	(39,400)	(8,318)
Proceeds from sale of business	64	55,546
Changes in CHS Capital notes receivable, net	(171,937)	(82,384)
Financing extended to customers	(76,142)	(30,474)
Payments from customer financing	86,678	33,310
Other investing activities, net	(9,102)	924
Net cash used in investing activities	(433,487)	(156,140)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	4,887,148	12,322,409
Payments on notes payable, long-term debt and finance lease obligations	(4,288,434)	(11,008,138)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(17,746)	(17,485)
Cash patronage dividends paid	(381,890)	(30,043)
Other financing activities, net	(11,242)	9,257
Net cash provided by financing activities	103,502	1,191,666
Effect of exchange rate changes on cash and cash equivalents	(205)	(3,717)
Decrease in cash and cash equivalents and restricted cash	(313,620)	(271,732)
Cash and cash equivalents and restricted cash at beginning of period	903,474	542,484
Cash and cash equivalents and restricted cash at end of period	$589,854	$270,752

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 28, 2023 and 2022. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 28, 2023	(Dollars in thousands)
Energy	$1,993,065	$175,836	$—	$2,168,901
Ag	1,849,095	7,270,241	1,134	9,120,470
Corporate and Other	6,787	—	10,690	17,477
Total revenues	$3,848,947	$7,446,077	$11,824	$11,306,848

Three Months Ended February 28, 2022
Energy	$1,849,505	$178,494	$—	$2,027,999
Ag	2,066,065	6,224,661	5,205	8,295,931
Corporate and Other	3,989	—	4,669	8,658
Total revenues	$3,919,559	$6,403,155	$9,874	$10,332,588

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Six Months Ended February 28, 2023	(Dollars in thousands)
Energy	$4,795,220	$492,987	$—	$5,288,207
Ag	4,462,555	14,279,594	11,565	18,753,714
Corporate and Other	12,486	—	18,280	30,766
Total revenues	$9,270,261	$14,772,581	$29,845	$24,072,687

Six Months Ended February 28, 2022
Energy	$3,896,781	$435,205	$—	$4,331,986
Ag	4,597,682	12,254,260	13,248	16,865,190
Corporate and Other	7,579	—	8,590	16,169
Total revenues	$8,502,042	$12,689,465	$21,838	$21,213,345

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $40.2 million and $17.2 million as of February 28, 2023, and August 31, 2022, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $969.2 million and $541.5 million as of February 28, 2023, and August 31, 2022, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 28, 2023 and 2022, we recognized revenues of $70.2 million and $58.7 million related to contract liabilities, respectively. For the six months ended February 28, 2023 and 2022, we recognized revenues of $192.2 million and $165.8 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
Trade accounts receivable	$2,736,793	$2,626,623
CHS Capital short-term notes receivable	642,086	644,875
Other	332,186	404,734
Gross receivables	3,711,065	3,676,232
Less: allowances and reserves	100,049	127,917
Total receivables	$3,611,016	$3,548,315

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $106.1 million and $54.3 million as of February 28, 2023, and August 31, 2022, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 28, 2023, and August 31, 2022, commercial notes represented 47% and 25%, respectively, and producer notes represented 53% and 75%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of February 28, 2023, CHS Capital customers had additional available credit of $951.2 million. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 28, 2023, or August 31, 2022.

Note 4        Inventories

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
Grain and oilseed	$1,753,088	$1,133,531
Energy	827,198	824,114
Agronomy	1,853,407	1,295,548
Processed grain and oilseed	299,103	292,992
Other	125,462	106,686
Total inventories	$4,858,258	$3,652,871

    As of February 28, 2023, and August 31, 2022, we valued approximately 13% and 14%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $457.7 million and $678.3 million as of February 28, 2023, and August 31, 2022, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,629,429	$2,641,604
Ventura Foods, LLC	439,617	410,093
Ardent Mills, LLC	258,068	250,857
TEMCO, LLC	52,454	32,809
Other equity method investments	275,772	265,913
Other investments	135,315	126,730
Total investments	$3,790,655	$3,728,006

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our only significant equity method investment during the six months ended February 28, 2023 and 2022, was CF Industries Nitrogen, LLC ("CF Nitrogen"), which is summarized below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. We have approximately $569.9 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of February 28, 2023.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 28, 2023 and 2022:

	Six Months Ended February 28,
	2023	2022
	(Dollars in thousands)
Net sales	$3,124,839	$3,018,167
Gross profit	1,435,598	1,547,086
Net earnings	1,428,713	1,522,292
Earnings attributable to CHS Inc.	242,580	292,592

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of February 28, 2023. Notes payable as of February 28, 2023, and August 31, 2022, consisted of the following:

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
Notes payable	$595,984	$459,398
CHS Capital notes payable	497,107	147,321
Total notes payable	$1,093,091	$606,719

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.75 billion that expires on July 16, 2024. There were no borrowings outstanding on this facility as of February 28, 2023, and August 31, 2022. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time, based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of February 28, 2023, total availability under the Securitization Facility was $833.7 million, of which $433.0 million was utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can obtain repurchase agreement financing in an amount up to $150.0 million for subordinated notes issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. No balance was outstanding under the Repurchase Facility as of February 28, 2023, and August 31, 2022.

On January 24, 2023, we entered into a Note Purchase Agreement to borrow $150.0 million of debt in the form of a note. The note matures on January 24, 2030, and interest accrues at a rate of 5.68%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow.

The following table presents summarized long-term debt (including the current portion) as of February 28, 2023, and August 31, 2022:

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
Private placement debt	$1,543,000	$1,545,000
Term loan	366,000	366,000
Finance lease obligations	44,247	44,773
Deferred financing costs	(3,341)	(3,535)
Other	4,213	6,576
Total long-term debt	1,954,119	1,958,814
Less current portion	137,465	290,605
Long-term portion	$1,816,654	$1,668,209

Interest expense for the three months ended February 28, 2023 and 2022, was $36.0 million and $25.2 million, respectively, net of capitalized interest of $3.3 million and $1.5 million, respectively. Interest expense for the six months ended February 28, 2023 and 2022, was $69.2 million and $48.6 million, respectively, net of capitalized interest of $5.7 million and $3.8 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended February 28, 2023, was 6.7%, compared to 5.2% for the three months ended February 28, 2022. Our effective tax rate for the six months ended February 28, 2023, was 4.9%, compared to 3.8% for the six months ended February 28, 2022. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity during the year.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $115.5 million and $115.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of February 28, 2023, and August 31, 2022, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended February 28, 2023 and 2022, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2022	$3,381,478	$27,875	$1,773,367	$2,264,038	$(268,953)	$2,545,102	$5,938	$9,728,845
Reversal of prior year patronage and redemption estimates	(503,999)	—	(153,858)	—	—	1,043,301	—	385,444
Distribution of 2022 patronage refunds	513,631	—	153,258	—	—	(1,048,779)	—	(381,890)
Redemptions of equities	(3,889)	(14)	(902)	—	—	—	—	(4,805)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(3)	—	(21)	—	—	807	(573)	210
Net income (loss)	—	—	—	—	—	292,321	(273)	292,048
Other comprehensive income, net of tax	—	—	—	—	11,790	—	—	11,790
Estimated 2023 cash patronage refunds	—	—	—	—	—	(80,078)	—	(80,078)
Estimated 2023 equity redemptions	(80,078)	—	—	—	—	—	—	(80,078)
Balances, February 28, 2023	$3,307,140	$27,861	$1,771,844	$2,264,038	$(257,163)	$2,710,507	$5,092	$9,829,319

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2021	$3,505,903	$28,130	$1,632,753	$2,264,038	$(231,809)	$2,043,305	$7,606	$9,249,926
Reversal of prior year patronage and redemption estimates	5,264	—	(230,290)	—	—	260,120	—	35,094
Distribution of 2021 patronage refunds	—	—	231,371	—	—	(261,414)	—	(30,043)
Redemptions of equities	(4,228)	(20)	(1,016)	—	—	—	—	(5,264)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(5)	—	—	—	—	50	(599)	(554)
Net income (loss)	—	—	—	—	—	219,000	(104)	218,896
Other comprehensive income, net of tax	—	—	—	—	9,954	—	—	9,954
Estimated 2022 cash patronage refunds	—	—	—	—	—	(22,466)	—	(22,466)
Estimated 2022 equity redemptions	(44,932)	—	—	—	—	—	—	(44,932)
Balances, February 28, 2022	$3,462,002	$28,110	$1,632,818	$2,264,038	$(221,855)	$2,196,428	$6,903	$9,368,444

    Changes in equities for the six months ended February 28, 2023 and 2022, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year patronage and redemption estimates	(491,058)	—	(153,858)	—	—	1,043,301	—	398,385
Distribution of 2022 patronage refunds	513,631	—	153,258	—	—	(1,048,779)	—	(381,890)
Redemptions of equities	(13,910)	(72)	(3,764)	—	—	—	—	(17,746)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	288	—	36	—	—	827	(598)	553
Net income	—	—	—	—	—	1,074,919	45	1,074,964
Other comprehensive loss, net of tax	—	—	—	—	(1,828)	—	—	(1,828)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(288,942)	—	(288,942)
Estimated 2023 equity redemptions	(288,942)	—	—	—	—	—	—	(288,942)
Balances, February 28, 2023	$3,307,140	$27,861	$1,771,844	$2,264,038	$(257,163)	$2,710,507	$5,092	$9,829,319

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year patronage and redemption estimates	17,485	—	(230,290)	—	—	260,120	—	47,315
Distribution of 2021 patronage refunds	—	—	231,371	—	—	(261,414)	—	(30,043)
Redemptions of equities	(14,052)	(338)	(3,095)	—	—	—	—	(17,485)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(1,028)	17	(64)	—	—	1,443	(1,440)	(1,072)
Net income (loss)	—	—	—	—	—	670,961	(122)	670,839
Other comprehensive loss, net of tax	—	—	—	—	(5,464)	—	—	(5,464)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(62,157)	—	(62,157)
Estimated 2022 equity redemptions	(124,314)	—	—	—	—	—	—	(124,314)
Balances, February 28, 2022	$3,462,002	$28,110	$1,632,818	$2,264,038	$(221,855)	$2,196,428	$6,903	$9,368,444

Preferred Stock Dividends

    The following is a summary of dividends declared per share by series of preferred stock for the three and six months ended February 28, 2023 and 2022.

		Three Months Ended February 28,		Six Months Ended February 28,
	Nasdaq symbol	2023	2022	2023	2022
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended February 28, 2023 and 2022, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2022, net of tax	$(160,116)	$(11,364)	$(97,473)	$(268,953)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	269	10,558	739	11,566
Amounts reclassified	(5,513)	9,428	—	3,915
Total other comprehensive income (loss), before tax	(5,244)	19,986	739	15,481
Tax effect	1,271	(4,843)	(119)	(3,691)
Other comprehensive income (loss), net of tax	(3,973)	15,143	620	11,790
Balance as of February 28, 2023, net of tax	$(164,089)	$3,779	$(96,853)	$(257,163)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2021, net of tax	$(137,617)	$(4,317)	$(89,875)	$(231,809)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	3,974	5,807	9,781
Amounts reclassified	6,056	(4,705)	—	1,351
Total other comprehensive income (loss), before tax	6,056	(731)	5,807	11,132
Tax effect	(1,475)	178	119	(1,178)
Other comprehensive income (loss), net of tax	4,581	(553)	5,926	9,954
Balance as of February 28, 2022, net of tax	$(133,036)	$(4,870)	$(83,949)	$(221,855)

Changes in accumulated other comprehensive income (loss) by component for the six months ended February 28, 2023 and 2022, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	203	(23,341)	(1,488)	(24,626)
Amounts reclassified	47	16,657	—	16,704
Total other comprehensive income (loss), before tax	250	(6,684)	(1,488)	(7,922)
Tax effect	4,301	1,620	173	6,094
Other comprehensive income (loss), net of tax	4,551	(5,064)	(1,315)	(1,828)
Balance as of February 28, 2023, net of tax	$(164,089)	$3,779	$(96,853)	$(257,163)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(83)	4,844	(4,176)	585
Amounts reclassified	11,120	(17,659)	—	(6,539)
Total other comprehensive income (loss), before tax	11,037	(12,815)	(4,176)	(5,954)
Tax effect	(2,688)	3,121	57	490
Other comprehensive income (loss), net of tax	8,349	(9,694)	(4,119)	(5,464)
Balance as of February 28, 2022, net of tax	$(133,036)	$(4,870)	$(83,949)	$(221,855)

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

    Components of net periodic benefit costs for the three and six months ended February 28, 2023 and 2022, are as follows:

	Three Months Ended February 28,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$9,645	$11,569	$460	$232	$168	$249
Interest cost	7,647	4,292	185	70	259	126
Expected return on assets	(10,782)	(10,990)	—	—	—	—
Prior service cost (credit) amortization	37	44	(29)	(29)	(111)	(111)
Actuarial loss (gain) amortization	468	5,852	61	120	(404)	(315)
Net periodic benefit cost (benefit)	$7,015	$10,767	$677	$393	$(88)	$(51)

	Six Months Ended February 28,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$19,290	$23,138	$920	$463	$335	$498
Interest cost	15,294	8,584	371	141	518	252
Expected return on assets	(21,565)	(21,979)	—	—	—	—
Prior service cost (credit) amortization	75	87	(57)	(57)	(223)	(223)
Actuarial loss (gain) amortization	936	11,703	123	239	(808)	(630)
Net periodic benefit cost (benefit)	$14,030	$21,533	$1,357	$786	$(178)	$(103)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 28, 2023, and we do not currently anticipate being required to make contributions for our pension plans in fiscal 2023, although we may voluntarily elect to do so.

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

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseed, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, bank failures and general political and economic conditions.

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations is conducted through companies in which we hold ownership interests of 50% or less or otherwise do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO, LLC. In our Nitrogen Production segment, this consists of our approximate 8% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and six months ended February 28, 2023 and 2022, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$2,314,601	$9,127,526	$—	$20,479	$(155,758)	$11,306,848
Intersegment revenues	(145,700)	(7,056)	—	(3,002)	155,758	—
Revenues, net of intersegment revenues	$2,168,901	$9,120,470	$—	$17,477	$—	$11,306,848
Operating earnings (loss)	260,344	(98,889)	(18,097)	(1,016)	—	142,342
Interest expense	2,485	18,434	15,184	7,205	(7,341)	35,967
Other income	(5,489)	(20,285)	—	(9,880)	7,341	(28,313)
Equity income from investments	(1,474)	(15,472)	(115,014)	(46,374)	—	(178,334)
Income (loss) before income taxes	$264,822	$(81,566)	$81,733	$48,033	$—	$313,022

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$2,163,233	$8,302,502	$—	$10,641	$(143,788)	$10,332,588
Intersegment revenues	(135,234)	(6,571)	—	(1,983)	143,788	—
Revenues, net of intersegment revenues	$2,027,999	$8,295,931	$—	$8,658	$—	$10,332,588
Operating earnings (loss)	11,145	43,610	(10,862)	(19,220)	—	24,673
Interest expense	1,898	13,224	11,253	(996)	(205)	25,174
Other income	(3)	(6,520)	(253)	5,166	205	(1,405)
Equity income from investments	(1,582)	(18,275)	(176,119)	(33,947)	—	(229,923)
Income before income taxes	$10,832	$55,181	$154,257	$10,557	$—	$230,827

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$5,651,726	$18,768,085	$—	$36,578	$(383,702)	$24,072,687
Intersegment revenues	(363,519)	(14,371)	—	(5,812)	383,702	—
Revenues, net of intersegment revenues	$5,288,207	$18,753,714	$—	$30,766	$—	$24,072,687
Operating earnings (loss)	659,003	164,613	(34,369)	(2,436)	—	786,811
Interest expense	4,541	37,001	29,605	11,330	(13,260)	69,217
Other income	(9,012)	(39,587)	—	(17,263)	13,260	(52,602)
Equity (income) loss from investments	2,058	(38,534)	(242,580)	(81,240)	—	(360,296)
Income before income taxes	$661,416	$205,733	$178,606	$84,737	$—	$1,130,492
Total assets as of February 28, 2023	$4,172,499	$9,648,401	$2,629,429	$3,720,685	$—	$20,171,014

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$4,631,576	$16,879,905	$—	$20,845	$(318,981)	$21,213,345
Intersegment revenues	(299,590)	(14,715)	—	(4,676)	318,981	—
Revenues, net of intersegment revenues	$4,331,986	$16,865,190	$—	$16,169	$—	$21,213,345
Operating earnings (loss)	78,994	303,383	(21,045)	(21,685)	—	339,647
Interest expense	2,386	26,885	22,507	(2,816)	(356)	48,606
Other income	(731)	(27,099)	(1,800)	4,093	356	(25,181)
Equity income from investments	(2,682)	(38,009)	(292,592)	(47,985)	—	(381,268)
Income before income taxes	$80,021	$341,606	$250,840	$25,023	$—	$697,490

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

	February 28, 2023
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$391,602	$—	$8,480	$383,122
Foreign exchange derivatives	56,962	—	7,274	49,688
Total	$448,564	$—	$15,754	$432,810
Derivative liabilities
Commodity derivatives	$288,612	$1,476	$8,480	$278,656
Foreign exchange derivatives	11,256	—	7,274	3,982
Total	$299,868	$1,476	$15,754	$282,638

	August 31, 2022
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$464,167	$—	$3,834	$460,333
Foreign exchange derivatives	52,923	—	8,901	44,022
Total	$517,090	$—	$12,735	$504,355
Derivative liabilities
Commodity derivatives	$378,291	$1,424	$12,574	$364,293
Foreign exchange derivatives	12,649	—	8,901	3,748
Total	$390,940	$1,424	$21,475	$368,041

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 28, 2023, and August 31, 2022, was $2.3 million and $8.5 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of February 28, 2023, and August 31, 2022, was $2.8 million and $4.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2023 and 2022:

		Three Months Ended February 28,		Six Months Ended February 28,
	Location of Gain (Loss)	2023	2022	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$31	$(612,033)	$(135,655)	$(580,435)
Foreign exchange derivatives	Cost of goods sold	17,414	72,785	(2,039)	40,291
Foreign exchange derivatives	Marketing, general and administrative expenses	11	1,697	248	503
Other derivatives	Other income	—	253	—	1,799
Total		$17,456	$(537,298)	$(137,446)	$(537,842)

Commodity Contracts

    As of February 28, 2023, and August 31, 2022, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	February 28, 2023		August 31, 2022
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	660,728	742,227	609,300	773,239
Energy products (barrels)	15,502	11,088	10,541	5,706
Processed grain and oilseed (tons)	2,885	7,114	1,191	4,182
Crop nutrients (tons)	69	25	23	22
Ocean freight (metric tons)	—	—	60	—
Natural gas (metric million Btu)	1,420	—	420	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.5 billion and $1.9 billion as of February 28, 2023, and August 31, 2022, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of February 28, 2023, and August 31, 2022, the aggregate notional amounts of cash flow hedges were 1.8 million and 3.8 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2023	August 31, 2022	Balance Sheet Location	February 28, 2023	August 31, 2022
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$7,167	$27,154	Other current liabilities	$590	$11,818

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(Dollars in thousands)
Commodity derivatives	$20,830	$(1,977)	$(8,759)	$(15,273)

    The following table presents the pretax (losses) gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2023 and 2022:

		Three Months Ended February 28,		Six Months Ended February 28,
	Location of Gain (Loss)	2023	2022	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(9,129)	$5,005	$(16,058)	$18,259

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

    Recurring fair value measurements as of February 28, 2023, and August 31, 2022, are as follows:

	February 28, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,996	$395,773	$—	$398,769
Foreign exchange derivatives	—	56,962	—	56,962
Segregated investments and marketable securities	240,005	—	—	240,005
Other assets	79,161	—	—	79,161
Total	$322,162	$452,735	$—	$774,897
Liabilities
Commodity derivatives	$1,179	$288,023	$—	$289,202
Foreign exchange derivatives	—	11,256	—	11,256
Total	$1,179	$299,279	$—	$300,458

	August 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,161	$490,160	$—	$491,321
Foreign exchange derivatives	—	52,923	—	52,923
Segregated investments and marketable securities	238,124	—	—	238,124
Other assets	58,280	—	—	58,280
Total	$297,565	$543,083	$—	$840,648
Liabilities
Commodity derivatives	$10,256	$379,883	$—	$390,139
Foreign exchange derivatives	—	12,649	—	12,649
Total	$10,256	$392,532	$—	$402,788

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

    Segregated investments and marketable securities and other assets. Our segregated investments and marketable securities and other assets are comprised primarily of investments in various government agencies, U.S. Treasury securities, money market funds and rabbi trust assets, which are valued using quoted market prices and classified within Level 1.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.0 billion, of which $124.4 million were outstanding on February 28, 2023. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2023.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of February 28, 2023, and August 31, 2022, are as follows:

	February 28, 2023	August 31, 2022
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$453,455	$535,698
Margin and related deposits	348,448	390,782
Supplier advance payments	624,293	198,753
Restricted cash	127,634	109,517
Other	136,603	147,954
Total other current assets	$1,690,433	$1,382,704
Other current liabilities
Customer margin deposits and credit balances	$231,219	$283,234
Customer advance payments	1,126,830	525,003
Derivative liabilities (Note 11)	297,679	398,781
Dividends and equity payable	866,267	1,000,000
Total other current liabilities	$2,521,995	$2,207,018

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
•Fiscal 2023 Second Quarter Highlights
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

Fiscal 2023 Second Quarter Highlights

•Continued robust global demand, coupled with market volatility, resulted in elevated commodity prices.
•Higher refining margins drove significantly improved earnings in our Energy segment that resulted from more advantageous market conditions in our refined fuels business, including continued high global demand for energy products as consumption outpaced supply.
•Equity method investments continued to perform well, with our CF Nitrogen investment being the largest contributor. Our CF Nitrogen investment delivered solid earnings as a result of market conditions driven by strong global demand for urea and urea ammonium nitrate ("UAN"), although selling prices for those products decreased.
•Decreased prices for agronomy and ethanol products contributed to lower earnings in our Ag segment.

Fiscal 2023 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors, including the ongoing war between Russia and Ukraine, rising interest rates, bank failures and potential bank failures and inflationary pressures increasing costs of labor, freight and materials, will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as in global financial markets. This uncertainty and instability could have a significant impact on each of our segments throughout the remainder of fiscal 2023. In addition to these broad macroeconomic factors, other factors could impact demand for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs. These include the cost of renewable energy credits that remain higher than historical levels, which could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. Although challenges remain, we currently expect the imbalance between global supply and strong global demand for agricultural commodities to result in continued market volatility throughout the remainder of fiscal 2023. We are unable to predict how long the current environment and market conditions will last or the extent of the financial and operational impacts to us in fiscal 2023. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2022, for additional impacts that these and other risks may have on our business operations and financial performance.

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

During periods of maintenance, utilization rates, throughput volumes and refined fuel yields are lower, and we may purchase refined petroleum products from third parties to meet the needs of our customers. These third-party purchases may result in lower margins than for products produced by our refineries, which reduces our profitability. The following table provides information about our consolidated refinery operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	102,880	103,233	96,111	102,784
All other crude oil	69,371	73,845	70,326	72,076
Other feedstocks and blendstocks	9,477	12,255	10,096	15,314
Total refinery throughput volumes	181,728	189,333	176,533	190,174
Refined fuel yields
Gasolines	80,722	88,764	78,355	90,837
Distillates	82,208	83,166	78,782	81,033

We are subject to the Renewable Fuel Standard, which requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In December 2022, the EPA issued a proposed renewable volume obligation ("RVO") for calendar years 2023 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. The price of RINs can be volatile, which can impact our profitability. The prices for D6 ethanol RINs and D4 biodiesel RINs during the second quarter of fiscal 2023 compared to the same period in the prior year increased by 48% and 17%, respectively. Estimates of our RIN expenses are calculated using an average RIN price each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by the supply and demand for refined products. Crack spreads and the WCS crude oil discounts both increased during the three and six months ended February 28, 2023, compared to the same periods during the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and discounts that impacted our Energy segment during the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Market indicators
WTI crude oil (dollars per barrel)	$77.18	$82.10	$81.17	$79.62
WTI - WCS crude oil discount (dollars per barrel)	$27.77	$16.17	$25.09	$14.56
Group 3 2:1:1 crack spread (dollars per barrel)*	$30.46	$17.88	$37.61	$17.96
Group 3 5:3:2 crack spread (dollars per barrel)*	$28.12	$17.24	$34.26	$17.40
D6 ethanol RIN (dollars per RIN)	$1.6194	$1.0968	$1.6463	$1.1404
D4 biodiesel RIN (dollars per RIN)	$1.6857	$1.4405	$1.7558	$1.4541
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and six months ended February 28, 2023 and 2022:

		Three Months Ended February 28,		Six Months Ended February 28,
	Market Source*	2023	2022	2023	2022
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.63	$6.39	$6.70	$5.98
Soybeans (dollars per bushel)	Chicago Board of Trade	$15.16	$14.88	$14.65	$13.62
Wheat (dollars per bushel)	Chicago Board of Trade	$7.48	$8.20	$8.03	$7.89
Urea (dollars per ton)	Green Markets NOLA	$396.83	$644.00	$499.12	$657.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$392.96	$547.52	$469.85	$500.16
Ethanol (dollars per gallon)	Chicago Platts	$2.19	$2.43	$2.34	$2.62

Volumes
Grain and oilseed (thousands of bushels)		567,198	534,955	1,084,637	1,099,067
North American grain and oilseed port throughput (thousands of bushels)		174,876	186,935	336,591	359,922
Wholesale crop nutrients (thousands of tons)		1,373	1,375	2,985	3,199
Ethanol (thousands of gallons)		237,642	228,355	481,403	452,601
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended February 28, 2023 and 2022

	Three Months Ended February 28,
	2023	% of Revenues*	2022	% of Revenues*
	(Dollars in thousands)
Revenues	$11,306,848	100.0%	$10,332,588	100.0%
Cost of goods sold	10,922,581	96.6	10,063,590	97.4
Gross profit	384,267	3.4	268,998	2.6
Marketing, general and administrative expenses	241,925	2.1	244,325	2.4
Operating earnings	142,342	1.3	24,673	0.2
Interest expense	35,967	0.3	25,174	0.2
Other income	(28,313)	(0.3)	(1,405)	—
Equity income from investments	(178,334)	(1.6)	(229,923)	(2.2)
Income before income taxes	313,022	2.8	230,827	2.2
Income tax expense	20,974	0.2	11,931	0.1
Net income	292,048	2.6	218,896	2.1
Net loss attributable to noncontrolling interests	(273)	—	(104)	—
Net income attributable to CHS Inc.	$292,321	2.6%	$219,000	2.1%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended February 28, 2023. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$264,822	$10,832	$253,990	2,344.8%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended February 28, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil discounts resulted from higher global demand and improved market conditions in our refined fuels business, which contributed to a $274.8 million increase of IBIT.
•Higher margins for propane primarily resulted from hedging-related impacts due to global market conditions affecting the price of propane contributed $52.1 million to the increase of IBIT.
•The increased IBIT was partially offset by increased costs in our refined fuels business, including $34.0 million related to higher RIN prices due to market conditions, and decreased refined fuels production volumes due to unplanned maintenance at refineries that reduced the sales mix of higher-margin produced refined fuels.

Ag

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$(81,566)	$55,181	$(136,747)	(247.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended February 28, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins across most of our Ag segment product categories during the second quarter of fiscal 2023, including:
◦$104.1 million decrease primarily for wholesale and retail agronomy products, which experienced market-driven price decreases, including a $57.2 million noncash charge to reduce our agronomy inventories to their net realizable value at the end of the period;
◦$33.5 million decrease for renewable fuels due to lower ethanol prices resulting from decreased demand; and
◦$33.7 million decrease for oilseed processing as a result of the timing of the impact of mark-to-market adjustments associated with our commodity derivatives.

All Other Segments

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$81,733	$154,257	$(72,524)	(47.0%)
Corporate and Other IBIT	$48,033	$10,557	$37,476	355.0%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN due to global supply and demand factors. Corporate and Other IBIT increased primarily due to increased interest income resulting from higher interest rates, as well as increased equity income from our Ventura Foods, LLC, investment as a result of more favorable market conditions for edible oils experienced during the second quarter of fiscal 2023 compared to the same period in the prior year.

Revenues by Segment

Energy

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,168,901	$2,027,999	$140,902	6.9%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended February 28, 2023, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Global market conditions resulted in increased selling prices for refined fuels that contributed to a $157.6 million increase in revenues.
•Lower selling prices for propane due to global market conditions resulted in a $27.3 million decrease that partially offset the increased revenues.

Ag

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$9,120,470	$8,295,931	$824,539	9.9%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended February 28, 2023, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher prices for grain and oilseed and oilseed processing were driven by increased global demand and contributed to increased revenues of $986.8 million and $51.3 million during the second quarter of fiscal 2023, respectively.
•The overall price increase was partially offset by lower pricing attributed to market-driven price decreases in the following product categories:
◦$500.4 million decrease for wholesale agronomy products driven by lower prices; and
◦$80.8 million decrease for renewable fuels resulting from lower ethanol prices due to decreased demand.
•Volumes increased within our grain and oilseed and oilseed processing product categories due to a combination of factors, including increased demand for these products, and contributed to $328.3 million and $59.5 million increases in revenues, respectively.

All Other Segments

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$17,477	$8,658	$8,819	101.9%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the three months ended February 28, 2023, compared to the same period during the prior year, primarily as a result of increased notes receivable balances and higher interest rates in our financing business.

Cost of Goods Sold by Segment

Energy

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,831,252	$1,952,852	$(121,600)	(6.2%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended February 28, 2023, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions contributed to decreased costs for refined fuels that drove a $79.4 million decrease in COGS.
•Lower costs for propane due to global market conditions resulted in a $53.0 million decrease in COGS.

Ag

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$9,091,307	$8,111,480	$979,827	12.1%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended February 28, 2023, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs for grain and oilseed and oilseed processing were driven by increased global demand, which contributed to $977.5 million and $84.9 million of increased COGS in our Ag segment during the second quarter of fiscal 2023, respectively.
•The overall cost increase was partially offset by lower costs for wholesale agronomy products attributed to market-driven price decreases, which contributed to a $434.2 million decrease in COGS.
•Volumes increased within our grain and oilseed and oilseed processing product categories as a result of increased demand and contributed to $328.1 million and $51.3 million increases in COGS, respectively.

All Other Segments

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$424	$414	$10	2.4%
Corporate and Other COGS	$(402)	$(1,156)	$754	65.2%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended February 28, 2023, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$241,925	$244,325	$(2,400)	(1.0%)

    Marketing, general and administrative expenses decreased during the three months ended February 28, 2023, primarily due to the recovery of certain receivables that had been previously reserved, which was partially offset by higher payroll and benefits, as well as higher repair and maintenance expenses for our facilities and information technology platforms.

Interest Expense

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest expense	$35,967	$25,174	$10,793	42.9%

    Interest expense increased during the three months ended February 28, 2023, as a result of higher interest rates compared to the same period in the prior year, which was partially offset by decreased notes payable balances.

Other Income

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Other income	$28,313	$1,405	$26,908	1,915.2%

    Other income increased during the three months ended February 28, 2023, as a result of higher interest income due to increased interest rates and a larger cash balance earning interest.

Equity Income from Investments

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$178,334	$229,923	$(51,589)	(22.4%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended February 28, 2023, primarily due to lower income associated with our equity method investment in CF Nitrogen. Equity income decreased for CF Nitrogen as a result of lower selling prices of urea and UAN due to global supply and demand factors.

Income Tax Expense

	Three Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$20,974	$11,931	$9,043	75.8%

    Increased income tax expense during the three months ended February 28, 2023, resulted from increased nonpatronage earnings during the period. Effective tax rates for the three months ended February 28, 2023 and 2022, were 6.7% and 5.2%, respectively. Federal and state statutory rates of 24.4% were applied to nonpatronage business activity for the three months ended February 28, 2023 and 2022. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

Results of Operations

Six Months Ended February 28, 2023 and 2022

	Six Months Ended February 28,
	2023	% of Revenues*	2022	% of Revenues*
	(Dollars in thousands)
Revenues	$24,072,687	100.0%	$21,213,345	100.0%
Cost of goods sold	22,809,285	94.8	20,424,439	96.3
Gross profit	1,263,402	5.2	788,906	3.7
Marketing, general and administrative expenses	476,591	2.0	449,259	2.1
Operating earnings	786,811	3.3	339,647	1.6
Interest expense	69,217	0.3	48,606	0.2
Other income	(52,602)	(0.2)	(25,181)	(0.1)
Equity income from investments	(360,296)	(1.5)	(381,268)	(1.8)
Income before income taxes	1,130,492	4.7	697,490	3.3
Income tax expense	55,528	0.2	26,651	0.1
Net income	1,074,964	4.5	670,839	3.2
Net income (loss) attributable to noncontrolling interests	45	—	(122)	—
Net income attributable to CHS Inc.	$1,074,919	4.5%	$670,961	3.2%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the six months ended February 28, 2023. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$661,416	$80,021	$581,395	726.6%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the six months ended February 28, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil discounts resulted from higher global demand and improved market conditions in our refined fuels business, which contributed to a $752.1 million increase of IBIT.
•The increased IBIT was partially offset by increased costs in our refined fuels business, the most significant of which included $80.0 million related to higher RIN prices due to market conditions and $21.0 million of higher repair and maintenance expenses resulting from planned and unplanned maintenance in the current year.
•Higher margins for propane primarily resulted from hedging-related impacts due to global market conditions affecting the price of propane contributed to a $29.7 million increase of IBIT.
•Decreased refined fuels production volumes due to planned and unplanned maintenance at our refineries reduced the sales mix of higher-margin produced refined fuels compared to the prior year and also contributed to a $42.0 million decrease of IBIT.

Ag

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$205,733	$341,606	$(135,873)	(39.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the six months ended February 28, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins of $130.2 million were realized primarily for wholesale and retail agronomy, which experienced market-driven price decreases, including a $68.2 million noncash charge to reduce our agronomy inventories to their net realizable value at the end of the period resulting from decreased prices for these products.
•Decreased margins of $37.5 million were realized for renewable fuels as a result of decreased ethanol prices.
•Overall decreased Ag margins were partially offset by increased margins of $35.2 million in our oilseed processing product category resulting from increased global demand and the timing of the impact of mark-to-market adjustments associated with our commodity derivatives.

All Other Segments

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$178,606	$250,840	$(72,234)	(28.8%)
Corporate and Other IBIT	$84,737	$25,023	$59,714	238.6%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year as a result of lower equity income attributed to decreased selling prices of urea and UAN due to global supply and demand factors. Corporate and Other IBIT increased primarily due to increased equity income from our Ventura Foods, LLC, investment as a result of more favorable market conditions for edible oils experienced during the first half of fiscal 2023 compared to the same period in the prior year, as well as increased interest income due to higher notes receivable balances and interest rates in our financing business.

Revenues by Segment

Energy

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,288,207	$4,331,986	$956,221	22.1%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the six months ended February 28, 2023, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to increased selling prices for refined fuels that contributed to a $927.1 million increase in revenues, which was partially offset by lower selling prices for propane that resulted in a $72.3 million decrease in revenues.
•Higher refined fuels and propane volumes contributed to $68.7 million and $11.9 million increases in revenues, respectively, driven by strong demand due to more favorable weather conditions during the fall harvest season compared to the same period in the prior year.

Ag

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$18,753,714	$16,865,190	$1,888,524	11.2%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the six months ended February 28, 2023, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher pricing attributed to market-driven price increases in the following product categories:
◦$2.5 billion increase in revenues for grain and oilseed driven by increased global demand;
◦$166.1 million increase for feed and farm supplies due to strong demand; and
◦$154.4 million increase for oilseed processing due to strong meal and oil demand.
•The overall price increase was partially offset by lower pricing attributed to market-driven price decreases in the following product categories:
◦$515.7 million decrease for wholesale agronomy products driven by lower prices and global supply disruptions; and
◦$159.6 million decrease for renewable fuels resulting from lower ethanol prices due to decreased demand.
•Volumes decreased within our wholesale agronomy and grain and oilseed product categories due to a combination of factors, including global supply disruptions and lower crop yields resulting from drought conditions experienced in portions of our trade territory in North America. Decreased volumes in our wholesale agronomy and grain and oilseed product categories contributed to $195.7 million and $143.5 million decreases in revenues, respectively, which were partially offset by volume increases contributing $95.6 million increased revenues in oilseed processing driven by strong meal and oil demand.

All Other Segments

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$30,766	$16,169	$14,597	90.3%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the six months ended February 28, 2023, compared to the same period during the prior year, primarily as a result of increased notes receivable balances and higher interest rates in our financing business.

Cost of Goods Sold by Segment

Energy

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$4,485,981	$4,132,477	$353,504	8.6%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the six months ended February 28, 2023, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions contributed to increased costs for refined fuels that drove a $361.5 million increase in COGS, which was partially offset by lower costs and hedging-related impacts due to global market conditions affecting the price of propane that resulted in a $101.9 million decrease of COGS.
•Higher volumes of refined fuels and propane contributed to $65.1 million and $12.1 million increases in COGS, respectively, driven by strong demand due to more favorable weather conditions during the fall harvest season compared to the same period in the prior year.

Ag

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$18,324,035	$16,295,473	$2,028,562	12.4%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the six months ended February 28, 2023, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs attributed to market-driven price increases during the first half of fiscal 2023 across the following product categories:
◦$2.5 billion increase for grain and oilseed driven by increased global demand;
◦$192.8 million increase for feed and farm supplies due to continued strong demand and constrained supply; and
◦$119.2 million increase for oilseed processing due to strong meal and oil demand.
•The overall increase of costs was partially offset by lower costs attributed to market-driven price decreases in the following product categories:
◦$412.2 million decrease for wholesale agronomy products driven by lower prices and global supply disruptions; and
◦$122.1 million decrease for renewable fuels resulting from lower ethanol prices due to decreased demand.
•Volumes decreased within our wholesale agronomy and grain and oilseed product categories due to a combination of factors, including global supply disruptions and lower crop yields resulting from drought conditions experienced in portions of our trade territory in North America. Decreased volumes in our wholesale agronomy and grain and oilseed product categories contributed to $184.1 million and $141.4 million decreases in COGS, respectively, which were partially offset by volume increases contributing $84.4 million in increased COGS in oilseed processing driven by strong meal and oil demand.

All Other Segments

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$852	$828	$24	2.9%
Corporate and Other COGS	$(1,583)	$(4,339)	$2,756	63.5%

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the six months ended February 28, 2023, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$476,591	$449,259	$27,332	6.1%

    Marketing, general and administrative expenses increased during the six months ended February 28, 2023, primarily due to higher payroll and benefits, as well as higher repair and maintenance expenses for our facilities and information technology platforms.

Interest Expense

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest expense	$69,217	$48,606	$20,611	42.4%

    Interest expense increased during the six months ended February 28, 2023, as a result of higher interest rates compared to the same period in the prior year, which was partially offset by decreased notes payable balances.

Other Income

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Other income	$52,602	$25,181	$27,421	108.9%

    Other income increased during the six months ended February 28, 2023, primarily as a result of higher interest income due to increased interest rates and a larger cash balance earning interest.

Equity Income from Investments

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$360,296	$381,268	$(20,972)	(5.5%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the six months ended February 28, 2023, compared to the same period during the prior year, primarily due to lower income associated with our equity method investment in CF Nitrogen, partially offset by higher income associated with our equity method investments in Ventura Foods, LLC ("Ventura Foods"). Equity income decreased for CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors and increased for Ventura Foods as a result of more favorable market conditions for edible oils.

Income Tax Expense

	Six Months Ended February 28,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$55,528	$26,651	$28,877	108.4%

    Increased income tax expense during the six months ended February 28, 2023, resulted from increased nonpatronage earnings during the first six months of fiscal 2023. Effective tax rates for the six months ended February 28, 2023 and 2022, were 4.9% and 3.8%, respectively. Federal and state statutory rates of 24.4% were applied to nonpatronage business activity for the six months ended February 28, 2023 and 2022. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

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

	February 28, 2023	August 31, 2022
	(Dollars in thousands)
Cash and cash equivalents	$462,220	$793,957
Notes payable	1,093,091	606,719
Long-term debt including current maturities	1,954,119	1,958,814
Total equities	9,829,319	9,461,266
Working capital	3,159,638	2,425,878
Current ratio*	1.4	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facility relating thereto. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. On January 24, 2023, we entered into a Note Purchase Agreement to borrow $150.0 million of debt in the form of a note. The note matures on January 24, 2030, and interest accrues at a rate of 5.68%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow, and the proceeds were used to retire maturing debt. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2023:

•Capital expenditures. We expect total capital expenditures for fiscal 2023 to be approximately $803.8 million compared to capital expenditures of $354.4 million in fiscal 2022. Increased capital expenditures for fiscal 2023 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. During the six months ended February 28, 2023, we acquired $236.3 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2023 to be approximately $262.4 million compared to major maintenance of $24.8 million in fiscal 2022. Increased major maintenance for fiscal 2023 is for major maintenance at our Laurel and McPherson refineries. During the six months ended February 28, 2023, we paid $39.4 million in major maintenance.
•Debt and interest. We expect to repay approximately $291.7 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $94.2 million during fiscal 2023. During the six months ended February 28, 2023, we repaid $157.3 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of February 28, 2023. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2023. Dividends paid on our preferred stock during the six months ended February 28, 2023, were $84.3 million.
•Patronage. Our Board of Directors has authorized approximately $500.0 million of our fiscal 2023 patronage-sourced earnings to be paid to our member-owners during fiscal 2023. During the six months ended February 28, 2023, we distributed $381.9 million of cash patronage related to the year ended August 31, 2022, with the remaining amount expected to be distributed in the third quarter of fiscal year 2023.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $500.0 million to be distributed in fiscal 2023 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the six months ended February 28, 2023, we redeemed $17.7 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short- and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2023. Based on our current fiscal 2023 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our Condensed Consolidated Balance Sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of February 28, 2023, and August 31, 2022, was as follows:

	February 28, 2023	August 31, 2022	Change
	(Dollars in thousands)
Current assets	$10,621,927	$9,377,847	$1,244,080
Less current liabilities	7,462,289	6,951,969	510,320
Working capital	$3,159,638	$2,425,878	$733,760

As of February 28, 2023, working capital increased by $733.8 million compared with August 31, 2022. Current asset balance changes increased working capital by $1.2 billion, primarily driven by increases in supplier advance payments and inventories, which were driven by seasonality in our business. Current liability balance changes decreased working capital by $510.3 million, primarily due to increases in customer advances and notes payable, which were driven by seasonality in our business.

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

Cash Flows

    The following table presents summarized cash flow data for the six months ended February 28, 2023 and 2022:

	Six Months Ended February 28,
	2023	2022	Change
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$16,570	$(1,303,541)	$1,320,111
Net cash used in investing activities	(433,487)	(156,140)	(277,347)
Net cash provided by financing activities	103,502	1,191,666	(1,088,164)
Effect of exchange rate changes on cash and cash equivalents	(205)	(3,717)	3,512
Decrease in cash and cash equivalents and restricted cash	$(313,620)	$(271,732)	$(41,888)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $1.3 billion decrease in cash used in operating activities primarily reflects decreases in inventories and receivables, which resulted from a combination of reduced prices and volumes, as well as increased net income during the first half of fiscal 2023 compared to the same period during fiscal 2022.

    The $277.3 million increase of cash used in investing activities reflects larger expenditures for property, plant and equipment and timing differences in borrowings and payments for CHS Capital notes receivable balances during the first half of fiscal 2023, compared to the same period during fiscal 2022.

    The $1.1 billion decrease in cash provided by financing activities primarily reflects decreased net cash inflows associated with our notes payable due to lower short-term funding needs resulting from strong cash earnings and increased cash outflows for patronage paid during the first half of fiscal 2023, compared to the same period during fiscal 2022.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of February 28, 2023, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2022, have not materially changed during the six months ended February 28, 2023.

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended February 28, 2023, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of February 28, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended February 28, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2022, except for the risk factor set forth below.

The collapse of certain banks and potentially other financial institutions may adversely impact us.

On March 10, 2023, Silicon Valley Bank ("SVB") was shut down, followed on March 11, 2023, by Signature Bank and the Federal Deposit Insurance Corporation was appointed as receiver for those banks neither of which we have a banking relationship with. Since that time, there have been reports of instability at other banks across the globe. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, could include failures of other financial institutions to which we face direct or more significant exposure, and may lead to significant disruptions to our operations, financial position, and reputation. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We are taking steps to identify any potential impact and minimize any disruptions to our operations. However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on financial institutions.

ITEM 5.     OTHER INFORMATION

Effective as of January 1, 2023, the CHS Inc. Deferred Compensation Plan was amended and restated (the "Deferred Compensation Plan") to update the "Participant" definition and the eligibility to participate in the Deferred Compensation Plan to include employees with a grade of vice president, senior vice president, executive vice president or chief executive officer.

The Deferred Compensation Plan was also updated to make certain other technical, administrative and non-substantive changes.

Effective as of January 1, 2023, the CHS Inc. Supplemental Executive Retirement Plan was amended and restated (the "Supplemental Executive Retirement Plan") to update Section 3.1 of the Supplemental Executive Retirement Plan to update the eligibility to participate in the Supplemental Executive Retirement Plan.

The Supplemental Executive Retirement Plan was also updated to made certain other technical, administrative and non-substantive changes.

The foregoing descriptions of the Deferred Compensation Plan as amended and restated and the Supplemental Executive Retirement Plan as amended and restated do not purport to be complete and are qualified in their entirety by reference to the full text of the Deferred Compensation Plan and the Supplemental Executive Retirement Plan, copies of which are attached hereto as Exhibits 10.2 and 10.3, respectively, and which are incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Note Purchase Agreement, dated as of January 24, 2023, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 25, 2023).
10.2	CHS Inc. Deferred Compensation Plan Master Plan Document (2023 Restatement).
10.3	CHS Inc. Supplemental Executive Retirement Plan (2023 Restatement).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	April 5, 2023	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer