Form 10-Q
period 2023-05-31
CHS INC
filed 2023-07-13
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	May 31, 2023
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2023.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains, and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, in the Quarterly Report on Form 10-Q for the Quarter ended February 28, 2023, and in this Quarterly Report on Form 10-Q. These factors may include changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the ongoing war between Russia and Ukraine; the impact of inflation; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions, casualty losses and supply chain issues; the impact of workforce factors; our funding needs and financing sources; financial institutions' and other capital sources' policies concerning energy-related businesses; uncertainty regarding the transition away from LIBOR and the replacement of LIBOR with an alternative reference rate; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices, including failures or delays in achieving our strategies or expectations related to climate change or other environmental matters; the impairment of long-lived assets; the impact of bank failures; and other factors affecting our businesses generally. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$997,323	$793,957
Receivables	3,839,097	3,548,315
Inventories	3,280,822	3,652,871
Other current assets	1,269,049	1,382,704
Total current assets	9,386,291	9,377,847
Investments	3,905,734	3,728,006
Property, plant and equipment	4,757,169	4,744,959
Other assets	1,145,257	973,995
Total assets	$19,194,451	$18,824,807
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$605,955	$606,719
Current portion of long-term debt	137,402	290,605
Accounts payable	3,145,954	3,063,310
Accrued expenses	863,298	784,317
Other current liabilities	1,868,361	2,207,018
Total current liabilities	6,620,970	6,951,969
Long-term debt	1,814,854	1,668,209
Other liabilities	675,249	743,363
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	4,965,745	5,391,236
Accumulated other comprehensive loss	(260,271)	(255,335)
Capital reserves	3,108,946	2,055,682
Total CHS Inc. equities	10,078,458	9,455,621
Noncontrolling interests	4,920	5,645
Total equities	10,083,378	9,461,266
Total liabilities and equities	$19,194,451	$18,824,807

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(Dollars in thousands)
Revenues	$12,026,051	$13,137,724	$36,098,738	$34,351,069
Cost of goods sold	11,351,711	12,493,467	34,160,996	32,917,906
Gross profit	674,340	644,257	1,937,742	1,433,163
Marketing, general and administrative expenses	273,238	243,136	749,829	692,395
Operating earnings	401,102	401,121	1,187,913	740,768
Interest expense	36,949	32,099	106,166	80,705
Other income	(31,027)	(6,636)	(83,629)	(31,817)
Equity income from investments	(162,940)	(263,079)	(523,236)	(644,347)
Income before income taxes	558,120	638,737	1,688,612	1,336,227
Income tax expense	10,777	62,492	66,305	89,143
Net income	547,343	576,245	1,622,307	1,247,084
Net loss attributable to noncontrolling interests	(156)	(329)	(111)	(451)
Net income attributable to CHS Inc.	$547,499	$576,574	$1,622,418	$1,247,535

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$547,343	$576,245	$1,622,307	$1,247,084
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	130	4,485	4,681	12,834
Cash flow hedges	(2,531)	(25,257)	(7,595)	(34,951)
Foreign currency translation adjustment	(707)	2,551	(2,022)	(1,568)
Other comprehensive loss, net of tax	(3,108)	(18,221)	(4,936)	(23,685)
Comprehensive income	544,235	558,024	1,617,371	1,223,399
Comprehensive loss attributable to noncontrolling interests	(156)	(329)	(111)	(451)
Comprehensive income attributable to CHS Inc.	$544,391	$558,353	$1,617,482	$1,223,850

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,622,307	$1,247,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	400,474	399,562
Equity income from investments, net of distributions received	(167,940)	(345,846)
Provision for current expected credit losses	(10,592)	18,641
Deferred taxes	(65,839)	(51,522)
Other, net	(3,853)	(6,643)
Changes in operating assets and liabilities:
Receivables	(206,328)	(1,074,111)
Inventories	372,049	(1,117,020)
Accounts payable and accrued expenses	214,410	967,603
Other, net	(184,963)	(44,886)
Net cash provided by (used in) operating activities	1,969,725	(7,138)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(374,230)	(207,455)
Proceeds from disposition of property, plant and equipment	22,823	8,127
Expenditures for major maintenance	(184,435)	(18,072)
Proceeds from sale of business	64	73,152
Changes in CHS Capital notes receivable, net	(120,657)	(200,380)
Financing extended to customers	(138,407)	(47,235)
Payments from customer financing	152,323	53,442
Other investing activities, net	(8,569)	(1,467)
Net cash used in investing activities	(651,088)	(339,888)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	6,124,177	19,077,600
Payments on notes payable, long-term debt and finance lease obligations	(6,104,543)	(18,401,162)
Preferred stock dividends paid	(126,501)	(126,501)
Redemptions of equities	(480,435)	(99,229)
Cash patronage dividends paid	(502,938)	(51,026)
Other financing activities, net	(56,924)	(43,736)
Net cash (used in) provided by financing activities	(1,147,164)	355,946
Effect of exchange rate changes on cash and cash equivalents	(16)	(11,311)
Increase (decrease) in cash and cash equivalents and restricted cash	171,457	(2,391)
Cash and cash equivalents and restricted cash at beginning of period	903,474	542,484
Cash and cash equivalents and restricted cash at end of period	$1,074,931	$540,093

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and nine months ended May 31, 2023 and 2022. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended May 31, 2023	(Dollars in thousands)
Energy	$1,980,243	$283,844	$—	$2,264,087
Ag	3,295,312	6,444,559	4,105	9,743,976
Corporate and Other	6,388	—	11,600	17,988
Total revenues	$5,281,943	$6,728,403	$15,705	$12,026,051

Three Months Ended May 31, 2022
Energy	$2,529,311	$246,631	$—	$2,775,942
Ag	3,460,390	6,883,785	8,194	10,352,369
Corporate and Other	4,205	—	5,208	9,413
Total revenues	$5,993,906	$7,130,416	$13,402	$13,137,724

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Nine Months Ended May 31, 2023	(Dollars in thousands)
Energy	$6,775,463	$776,831	$—	$7,552,294
Ag	7,757,867	20,724,153	15,670	28,497,690
Corporate and Other	18,874	—	29,880	48,754
Total revenues	$14,552,204	$21,500,984	$45,550	$36,098,738

Nine Months Ended May 31, 2022
Energy	$6,426,092	$681,836	$—	$7,107,928
Ag	8,056,676	19,139,417	21,466	27,217,559
Corporate and Other	11,785	—	13,797	25,582
Total revenues	$14,494,553	$19,821,253	$35,263	$34,351,069

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $51.7 million and $17.2 million as of May 31, 2023, and August 31, 2022, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $318.0 million and $541.5 million as of May 31, 2023, and August 31, 2022, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended May 31, 2023 and 2022, we recognized revenues of $93.1 million and $48.1 million related to contract liabilities, respectively. For the nine months ended May 31, 2023 and 2022, we recognized revenues of $285.3 million and $213.9 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
Trade accounts receivable	$2,842,749	$2,626,623
CHS Capital short-term notes receivable	724,334	644,875
Other	376,571	404,734
Gross receivables	3,943,654	3,676,232
Less: allowances and reserves	104,557	127,917
Total receivables	$3,839,097	$3,548,315

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Montana and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $65.6 million and $54.3 million as of May 31, 2023, and August 31, 2022, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of May 31, 2023, and August 31, 2022, commercial notes represented 33% and 25%, respectively, and producer notes represented 67% and 75%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of May 31, 2023, CHS Capital customers had additional available credit of $1.2 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of May 31, 2023, or August 31, 2022.

Note 4        Inventories

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
Grain and oilseed	$1,011,947	$1,133,531
Energy	673,584	824,114
Agronomy	1,096,250	1,295,548
Processed grain and oilseed	292,254	292,992
Other	206,787	106,686
Total inventories	$3,280,822	$3,652,871

    As of May 31, 2023, and August 31, 2022, we valued approximately 17% and 14%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $477.8 million and $678.3 million as of May 31, 2023, and August 31, 2022, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,717,704	$2,641,604
Ventura Foods, LLC	459,906	410,093
Ardent Mills, LLC	258,539	250,857
TEMCO, LLC	47,377	32,809
Other equity method investments	286,810	265,913
Other investments	135,398	126,730
Total investments	$3,905,734	$3,728,006

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our only significant equity method investment during the nine months ended May 31, 2023 and 2022, was CF Industries Nitrogen, LLC ("CF Nitrogen"), which is summarized below. In addition to recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. We have approximately $756.7 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of May 31, 2023.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the nine months ended May 31, 2023 and 2022:

	Nine Months Ended May 31,
	2023	2022
	(Dollars in thousands)
Net sales	$4,200,120	$4,972,383
Gross profit	1,898,265	2,682,653
Net earnings	1,884,666	2,641,425
Earnings attributable to CHS Inc.	330,855	497,289

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of May 31, 2023. Notes payable as of May 31, 2023, and August 31, 2022, consisted of the following:

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
Notes payable	$504,376	$459,398
CHS Capital notes payable	101,579	147,321
Total notes payable	$605,955	$606,719

    On April 21, 2023, we amended and restated our primary line of credit, which is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of May 31, 2023, or August 31, 2022. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of May 31, 2023, total availability under the Securitization Facility was $1.0 billion, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility") related to the Securitization Facility. Under the Repurchase Facility, we can obtain repurchase agreement financing in an amount up to $150.0 million for subordinated notes issued by Cofina in favor of the Originators and representing a portion of the outstanding balance of the Receivables sold by the Originators to Cofina under the Securitization Facility. No balance was outstanding under the Repurchase Facility as of May 31, 2023, or August 31, 2022.

On July 11, 2023, we amended the Securitization Facility and entered into an additional repurchase facility, under which we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables of the Originators. The amendments to the Securitization Facility were designed to remove from the securitization certain receivables and loans to permit them to be sold under the new repurchase facility.

On January 24, 2023, we entered into a Note Purchase Agreement to borrow $150.0 million of debt in the form of a note. The note matures on January 24, 2030, and interest accrues at a rate of 5.68%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow.

The following table presents summarized long-term debt (including the current portion) as of May 31, 2023, and August 31, 2022:

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
Private placement debt	$1,543,000	$1,545,000
Term loan	366,000	366,000
Finance lease obligations	43,476	44,773
Deferred financing costs	(3,259)	(3,535)
Other	3,039	6,576
Total long-term debt	1,952,256	1,958,814
Less current portion	137,402	290,605
Long-term portion	$1,814,854	$1,668,209

Interest expense for the three months ended May 31, 2023 and 2022, was $36.9 million and $32.1 million, respectively, net of capitalized interest of $4.1 million and $0.9 million, respectively. Interest expense for the nine months ended May 31, 2023 and 2022, was $106.2 million and $80.7 million, respectively, net of capitalized interest of $9.8 million and $4.7 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended May 31, 2023, was 1.9%, compared to 9.8% for the three months ended May 31, 2022. Our effective tax rate for the nine months ended May 31, 2023, was 3.9%, compared to 6.7% for the nine months ended May 31, 2022. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity during the year.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $115.7 million and $115.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of May 31, 2023, and August 31, 2022, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended May 31, 2023 and 2022, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 28, 2023	$3,307,140	$27,861	$1,771,844	$2,264,038	$(257,163)	$2,710,507	$5,092	$9,829,319
Reversal of prior year patronage and redemption estimates	462,690	—	—	—	—	119,360	—	582,050
Distribution of 2022 patronage refunds	2,615	—	1,226	—	—	(124,889)	—	(121,048)
Redemptions of equities	(457,679)	(112)	(4,898)	—	—	—	—	(462,689)
Other, net	(678)	(44)	(115)	—	—	574	(16)	(279)
Net income (loss)	—	—	—	—	—	547,499	(156)	547,343
Other comprehensive loss, net of tax	—	—	—	—	(3,108)	—	—	(3,108)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(144,105)	—	(144,105)
Estimated 2023 equity redemptions	(144,105)	—	—	—	—	—	—	(144,105)
Balances, May 31, 2023	$3,169,983	$27,705	$1,768,057	$2,264,038	$(260,271)	$3,108,946	$4,920	$10,083,378

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 28, 2022	$3,462,002	$28,110	$1,632,818	$2,264,038	$(221,855)	$2,196,428	$6,903	$9,368,444
Reversal of prior year patronage and redemption estimates	81,731	—	—	—	—	20,170	—	101,901
Distribution of 2021 patronage refunds	—	—	4,205	—	—	(25,188)	—	(20,983)
Redemptions of equities	(78,616)	(90)	(3,038)	—	—	—	—	(81,744)
Other, net	(2,228)	(1)	(6,809)	—	—	1,105	(295)	(8,228)
Net income (loss)	—	—	—	—	—	576,574	(329)	576,245
Other comprehensive loss, net of tax	—	—	—	—	(18,221)	—	—	(18,221)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(58,745)	—	(58,745)
Estimated 2022 equity redemptions	(117,491)	—	—	—	—	—	—	(117,491)
Balances, May 31, 2022	$3,345,398	$28,019	$1,627,176	$2,264,038	$(240,076)	$2,710,344	$6,279	$9,741,178

    Changes in equities for the nine months ended May 31, 2023 and 2022, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year patronage and redemption estimates	(28,368)	—	(153,858)	—	—	1,162,661	—	980,435
Distribution of 2022 patronage refunds	516,246	—	154,484	—	—	(1,173,668)	—	(502,938)
Redemptions of equities	(471,589)	(184)	(8,662)	—	—	—	—	(480,435)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(390)	(44)	(79)	—	—	1,401	(614)	274
Net income (loss)	—	—	—	—	—	1,622,418	(111)	1,622,307
Other comprehensive loss, net of tax	—	—	—	—	(4,936)	—	—	(4,936)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(433,047)	—	(433,047)
Estimated 2023 equity redemptions	(433,047)	—	—	—	—	—	—	(433,047)
Balances, May 31, 2023	$3,169,983	$27,705	$1,768,057	$2,264,038	$(260,271)	$3,108,946	$4,920	$10,083,378

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year patronage and redemption estimates	99,216	—	(230,290)	—	—	280,290	—	149,216
Distribution of 2021 patronage refunds	—	—	235,576	—	—	(286,602)	—	(51,026)
Redemptions of equities	(92,668)	(428)	(6,133)	—	—	—	—	(99,229)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(3,256)	16	(6,873)	—	—	2,548	(1,735)	(9,300)
Net income (loss)	—	—	—	—	—	1,247,535	(451)	1,247,084
Other comprehensive loss, net of tax	—	—	—	—	(23,685)	—	—	(23,685)
Estimated 2022 cash patronage refunds	—	—	—	—	—	(120,902)	—	(120,902)
Estimated 2022 equity redemptions	(241,805)	—	—	—	—	—	—	(241,805)
Balances, May 31, 2022	$3,345,398	$28,019	$1,627,176	$2,264,038	$(240,076)	$2,710,344	$6,279	$9,741,178

Preferred Stock Dividends

    The following is a summary of dividends declared per share by series of preferred stock for the nine months ended May 31, 2023. Due to the timing of dividend declarations throughout the fiscal year, no declarations were made during the three months ended May 31, 2023 or 2022.

		Nine Months Ended May 31,
	Nasdaq symbol	2023	2022
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended May 31, 2023 and 2022, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 28, 2023, net of tax	$(164,089)	$3,779	$(96,853)	$(257,163)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	148	(1,051)	(800)	(1,703)
Amounts reclassified	23	(2,289)	—	(2,266)
Total other comprehensive income (loss), before tax	171	(3,340)	(800)	(3,969)
Tax effect	(41)	809	93	861
Other comprehensive income (loss), net of tax	130	(2,531)	(707)	(3,108)
Balance as of May 31, 2023, net of tax	$(163,959)	$1,248	$(97,560)	$(260,271)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 28, 2022, net of tax	$(133,036)	$(4,870)	$(83,949)	$(221,855)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	369	(39,169)	2,497	(36,303)
Amounts reclassified	5,560	5,782	—	11,342
Total other comprehensive income (loss), before tax	5,929	(33,387)	2,497	(24,961)
Tax effect	(1,444)	8,130	54	6,740
Other comprehensive income (loss), net of tax	4,485	(25,257)	2,551	(18,221)
Balance as of May 31, 2022, net of tax	$(128,551)	$(30,127)	$(81,398)	$(240,076)

Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 31, 2023 and 2022, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	351	(24,392)	(2,288)	(26,329)
Amounts reclassified	70	14,368	—	14,438
Total other comprehensive income (loss), before tax	421	(10,024)	(2,288)	(11,891)
Tax effect	4,260	2,429	266	6,955
Other comprehensive income (loss), net of tax	4,681	(7,595)	(2,022)	(4,936)
Balance as of May 31, 2023, net of tax	$(163,959)	$1,248	$(97,560)	$(260,271)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	286	(34,325)	(1,679)	(35,718)
Amounts reclassified	16,680	(11,877)	—	4,803
Total other comprehensive income (loss), before tax	16,966	(46,202)	(1,679)	(30,915)
Tax effect	(4,132)	11,251	111	7,230
Other comprehensive income (loss), net of tax	12,834	(34,951)	(1,568)	(23,685)
Balance as of May 31, 2022, net of tax	$(128,551)	$(30,127)	$(81,398)	$(240,076)

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

    Components of net periodic benefit costs for the three and nine months ended May 31, 2023 and 2022, are as follows:

	Three Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$9,645	$11,569	$460	$232	$168	$249
Interest cost	7,647	4,292	185	70	259	126
Expected return on assets	(10,782)	(10,990)	—	—	—	—
Prior service cost (credit) amortization	37	44	(29)	(29)	(111)	(111)
Actuarial loss (gain) amortization	468	5,852	61	120	(404)	(315)
Net periodic benefit cost (benefit)	$7,015	$10,767	$677	$393	$(88)	$(51)

	Nine Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$28,934	$34,706	$1,380	$695	$503	$747
Interest cost	22,941	12,875	556	211	776	377
Expected return on assets	(32,347)	(32,969)	—	—	—	—
Prior service cost (credit) amortization	112	131	(86)	(86)	(334)	(334)
Actuarial loss (gain) amortization	1,404	17,555	184	359	(1,211)	(944)
Net periodic benefit cost (benefit)	$21,044	$32,298	$2,034	$1,179	$(266)	$(154)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the nine months ended May 31, 2023, and we do not anticipate being required to make contributions for our pension plans in fiscal 2023, although we may voluntarily elect to do so.

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

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second fiscal quarter and increase in the third quarter; however, our income before income taxes does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, global demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseed and oilseed products, crop nutrients and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, bank failures, and general political and economic conditions.

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

Segment information for the three and nine months ended May 31, 2023 and 2022, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$2,433,108	$9,752,861	$—	$21,996	$(181,914)	$12,026,051
Intersegment revenues	(169,021)	(8,885)	—	(4,008)	181,914	—
Revenues, net of intersegment revenues	$2,264,087	$9,743,976	$—	$17,988	$—	$12,026,051
Operating earnings (loss)	198,015	219,333	(17,393)	1,147	—	401,102
Interest expense	2,662	20,677	14,619	8,410	(9,419)	36,949
Other income	(4,922)	(25,001)	—	(10,523)	9,419	(31,027)
Equity (income) loss from investments	1,280	(9,858)	(88,275)	(66,087)	—	(162,940)
Income before income taxes	$198,995	$233,515	$56,263	$69,347	$—	$558,120

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$2,943,305	$10,359,992	$—	$11,215	$(176,788)	$13,137,724
Intersegment revenues	(167,363)	(7,623)	—	(1,802)	176,788	—
Revenues, net of intersegment revenues	$2,775,942	$10,352,369	$—	$9,413	$—	$13,137,724
Operating earnings (loss)	164,016	256,817	(14,480)	(5,232)	—	401,121
Interest expense	2,182	18,581	12,263	(257)	(670)	32,099
Other income	(485)	(10,221)	(258)	3,658	670	(6,636)
Equity income from investments	(922)	(25,231)	(204,697)	(32,229)	—	(263,079)
Income before income taxes	$163,241	$273,688	$178,212	$23,596	$—	$638,737

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$8,084,834	$28,520,946	$—	$58,574	$(565,616)	$36,098,738
Intersegment revenues	(532,540)	(23,256)	—	(9,820)	565,616	—
Revenues, net of intersegment revenues	$7,552,294	$28,497,690	$—	$48,754	$—	$36,098,738
Operating earnings (loss)	857,018	383,946	(51,762)	(1,289)	—	1,187,913
Interest expense	7,203	57,678	44,224	19,740	(22,679)	106,166
Other income	(13,934)	(64,588)	—	(27,786)	22,679	(83,629)
Equity (income) loss from investments	3,338	(48,392)	(330,855)	(147,327)	—	(523,236)
Income before income taxes	$860,411	$439,248	$234,869	$154,084	$—	$1,688,612
Total assets as of May 31, 2023	$4,435,618	$7,938,831	$2,717,704	$4,102,298	$—	$19,194,451

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$7,574,881	$27,239,897	$—	$32,060	$(495,769)	$34,351,069
Intersegment revenues	(466,953)	(22,338)	—	(6,478)	495,769	—
Revenues, net of intersegment revenues	$7,107,928	$27,217,559	$—	$25,582	$—	$34,351,069
Operating earnings (loss)	243,009	560,200	(35,525)	(26,916)	—	740,768
Interest expense	4,568	45,466	34,770	(3,073)	(1,026)	80,705
Other income	(1,217)	(37,320)	(2,058)	7,752	1,026	(31,817)
Equity income from investments	(3,604)	(63,240)	(497,289)	(80,214)	—	(644,347)
Income before income taxes	$243,262	$615,294	$429,052	$48,619	$—	$1,336,227

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

	May 31, 2023
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$443,518	$—	$6,794	$436,724
Foreign exchange derivatives	39,623	—	10,815	28,808
Total	$483,141	$—	$17,609	$465,532
Derivative liabilities
Commodity derivatives	$352,978	$1,905	$14,301	$336,772
Foreign exchange derivatives	13,261	—	10,815	2,446
Total	$366,239	$1,905	$25,116	$339,218

	August 31, 2022
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$464,167	$—	$3,834	$460,333
Foreign exchange derivatives	52,923	—	8,901	44,022
Total	$517,090	$—	$12,735	$504,355
Derivative liabilities
Commodity derivatives	$378,291	$1,424	$12,574	$364,293
Foreign exchange derivatives	12,649	—	8,901	3,748
Total	$390,940	$1,424	$21,475	$368,041

    Derivative assets and liabilities with maturities of 12 months or less are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2023, and August 31, 2022, was $4.4 million and $8.5 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of May 31, 2023, and August 31, 2022, was $3.5 million and $4.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2023 and 2022:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2023	2022	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(59,177)	$(324,965)	$(194,832)	$(905,400)
Foreign exchange derivatives	Cost of goods sold	(21,753)	18,147	(23,792)	58,438
Foreign exchange derivatives	Marketing, general and administrative expenses	556	1,097	804	1,600
Other derivatives	Other income	—	258	—	2,057
Total		$(80,374)	$(305,463)	$(217,820)	$(843,305)

Commodity Contracts

    As of May 31, 2023, and August 31, 2022, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	May 31, 2023		August 31, 2022
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	418,318	559,715	609,300	773,239
Energy products (barrels)	15,119	9,157	10,541	5,706
Processed grain and oilseed (tons)	5,672	11,324	1,191	4,182
Crop nutrients (tons)	76	15	23	22
Ocean freight (metric tons)	60	—	60	—
Natural gas (metric million Btu)	940	—	420	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although we have some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.9 billion as of May 31, 2023, and August 31, 2022, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of May 31, 2023, and August 31, 2022, the aggregate notional amounts of cash flow hedges were 1.1 million and 3.8 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2023	August 31, 2022	Balance Sheet Location	May 31, 2023	August 31, 2022
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$4,698	$27,154	Other current liabilities	$1,551	$11,818

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(Dollars in thousands)
Commodity derivatives	$(3,430)	$(36,688)	$(12,189)	$(51,961)

    The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2023 and 2022:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2023	2022	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$2,590	$(5,482)	$(13,468)	$12,777

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

    Recurring fair value measurements as of May 31, 2023, and August 31, 2022, are as follows:

	May 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,118	$446,098	$—	$448,216
Foreign exchange derivatives	—	39,623	—	39,623
Segregated investments and marketable securities	221,295	—	—	221,295
Other assets	49,066	—	—	49,066
Total	$272,479	$485,721	$—	$758,200
Liabilities
Commodity derivatives	$8,372	$346,157	$—	$354,529
Foreign exchange derivatives	—	13,261	—	13,261
Total	$8,372	$359,418	$—	$367,790

	August 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,161	$490,160	$—	$491,321
Foreign exchange derivatives	—	52,923	—	52,923
Segregated investments and marketable securities	238,124	—	—	238,124
Other assets	58,280	—	—	58,280
Total	$297,565	$543,083	$—	$840,648
Liabilities
Commodity derivatives	$10,256	$379,883	$—	$390,139
Foreign exchange derivatives	—	12,649	—	12,649
Total	$10,256	$392,532	$—	$402,788

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $74.3 million were outstanding on May 31, 2023. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2023.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of May 31, 2023, and August 31, 2022, are as follows:

	May 31, 2023	August 31, 2022
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$483,436	$535,698
Margin and related deposits	275,457	390,782
Supplier advance payments	223,419	198,753
Restricted cash	77,608	109,517
Other	209,129	147,954
Total other current assets	$1,269,049	$1,382,704
Other current liabilities
Customer margin deposits and credit balances	$148,658	$283,234
Customer advance payments	469,753	525,003
Derivative liabilities (Note 11)	364,291	398,781
Dividends and equity payable	885,659	1,000,000
Total other current liabilities	$1,868,361	$2,207,018

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
•Fiscal 2023 Third Quarter Highlights
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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues generally trend lower during the second fiscal quarter and increase in the third quarter; however, our IBIT does not necessarily follow the same trend due to weather and other events that can impact profitability. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses:

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

Business Strategy

    Our business strategies focus on an enterprisewide effort to create an experience that empowers customers to make CHS their first choice, expand market access to add value for our owners and transform and evolve our core businesses by capitalizing on changing market dynamics. To execute these strategies, we are focused on implementing agile, efficient and sustainable technology platforms; building robust and efficient supply chains; hiring, developing and retaining high-performing, diverse and passionate teams; achieving operational excellence and continuously improving; and maintaining a strong balance sheet.

Fiscal 2023 Third Quarter Highlights

•Robust global demand and market volatility continued to result in commodity prices that are elevated from historical averages.
•Strong meal and oil demand resulted in improved oilseed crush margins that contributed to higher earnings in our oilseed processing business, which was partially offset by decreased prices for agronomy products in our Ag segment.
•Our Energy segment continued to deliver strong earnings as a result of favorable market conditions in our refined fuels business, including sustained high global demand for energy products, as consumption outpaced supply.
•Equity method investments continued to perform well, with our CF Nitrogen and Ventura Foods investments being the largest contributors.
•We completed planned major maintenance to overhaul, repair, inspect and replace process materials and equipment (referred to in the industry as "turnaround") at our Laurel, Montana, refinery during April and May 2023.

Fiscal 2023 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors, including the ongoing war between Russia and Ukraine; rising interest rates; bank failures and potential bank failures; and inflationary pressures increasing costs of labor, freight and materials; will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as in global financial markets. This uncertainty and instability could have a significant impact on each of our segments through the remainder of fiscal 2023. In addition to these broad macroeconomic factors, other factors could impact demand for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs. These include the cost of renewable energy credits, which remains higher than historical levels and could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect the imbalance between global supply and strong global demand for agricultural commodities to continue to moderate through the remainder of fiscal 2023. We are unable to predict how long the current environment and market conditions will last or the extent of the financial and operational impacts to us in fiscal 2023. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2022, and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, for additional impacts that these and other risks may have on our business operations and financial performance.

In addition to navigating market conditions that impact our businesses, we will continue to execute our enterprise priorities for fiscal 2023, including empowering and supporting our people, advancing our operating model by transforming how we work and adopting new technologies, and strategically investing in our infrastructure to meet the evolving needs of our owners and customers, enhancing value for the cooperative system and propelling sustainable growth.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	80,994	106,658	90,878	104,090
All other crude oil	71,037	72,915	70,704	72,359
Other feedstocks and blendstocks	14,543	11,436	11,594	14,007
Total refinery throughput volumes	166,574	191,009	173,176	190,456
Refined fuel yields*
Gasolines	79,690	87,174	78,805	89,602
Distillates	69,460	85,078	75,640	82,396
*Lower refinery throughput volumes and refined fuel yields experienced during the three and nine months ended May 31, 2023, are primarily due to a planned shutdown to perform major maintenance at our Laurel, Montana, refinery.

We are subject to the Renewable Fuel Standard, which requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued its final renewable volume obligation ("RVO") for calendar years 2023 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. The price of RINs can be volatile, which can impact our profitability. The prices for D6 ethanol RINs and D4 biodiesel RINs increased by 16% and decreased by 5%, respectively, during the third quarter of fiscal 2023 compared to the same period in the prior year. Estimates of our RIN expenses are calculated using an average RIN price each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by the supply and demand for refined products. Crack spreads and WCS crude oil discounts both increased during the nine months ended May 31, 2023, compared to the same period during the prior year, which contributed to improved IBIT for the Energy segment during the period. Although the WCS crude oil discount increased during the three months ended May 31, 2023, and resulted in improved IBIT for the Energy segment during the quarter, crack spreads decreased in the third quarter of fiscal 2023 relative to the same period during the prior year. The table below provides information about average market reference prices and discounts that impacted our Energy segment during the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Market indicators
WTI crude oil (dollars per barrel)	$74.81	$106.39	$79.05	$88.54
WTI - WCS crude oil discount (dollars per barrel)	$17.24	$12.98	$22.48	$14.03
Group 3 2:1:1 crack spread (dollars per barrel)*	$32.74	$38.86	$35.99	$24.93
Group 3 5:3:2 crack spread (dollars per barrel)*	$32.12	$36.30	$33.54	$23.70
D6 ethanol RIN (dollars per RIN)	$1.5263	$1.3176	$1.6063	$1.1995
D4 biodiesel RIN (dollars per RIN)	$1.5593	$1.6443	$1.6903	$1.5175
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices that are outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the three and nine months ended May 31, 2023 and 2022:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2023	2022	2023	2022
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.30	$7.74	$6.57	$6.34
Soybeans (dollars per bushel)	Chicago Board of Trade	$14.17	$16.70	$14.49	$14.18
Wheat (dollars per bushel)	Chicago Board of Trade	$6.35	$10.46	$7.47	$8.74
Urea (dollars per ton)	Green Markets NOLA	$351.04	$745.00	$448.50	$688.00
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$268.92	$615.04	$396.93	$539.52
Ethanol (dollars per gallon)	Chicago Platts	$2.37	$2.62	$2.35	$2.62

Volumes
Grain and oilseed (thousands of bushels)		544,908	575,827	1,629,545	1,674,894
North American grain and oilseed port throughput (thousands of bushels)		135,329	176,773	471,920	536,695
Wholesale crop nutrients (thousands of tons)		2,113	1,750	5,098	4,949
Ethanol (thousands of gallons)		236,035	234,679	717,438	687,280
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended May 31, 2023 and 2022

	Three Months Ended May 31,
	2023	% of Revenues*	2022	% of Revenues*
	(Dollars in thousands)
Revenues	$12,026,051	100.0%	$13,137,724	100.0%
Cost of goods sold	11,351,711	94.4	12,493,467	95.1
Gross profit	674,340	5.6	644,257	4.9
Marketing, general and administrative expenses	273,238	2.3	243,136	1.9
Operating earnings	401,102	3.3	401,121	3.1
Interest expense	36,949	0.3	32,099	0.2
Other income	(31,027)	(0.3)	(6,636)	(0.1)
Equity income from investments	(162,940)	(1.4)	(263,079)	(2.0)
Income before income taxes	558,120	4.6	638,737	4.9
Income tax expense	10,777	0.1	62,492	0.5
Net income	547,343	4.6	576,245	4.4
Net loss attributable to noncontrolling interests	(156)	—	(329)	—
Net income attributable to CHS Inc.	$547,499	4.6%	$576,574	4.4%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended May 31, 2023. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$198,995	$163,241	$35,754	21.9%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended May 31, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Increased margins resulting from hedging-related gains due to global market conditions and increased WCS crude oil discounts in our refined fuels business contributed to $101.0 million and $33.2 million increases of IBIT, respectively.
•Increased margins were partially offset by decreased refined fuels production volumes due to planned major maintenance at our Laurel, Montana, refinery, which reduced the sales mix of higher-margin produced refined fuels compared to the prior period and contributed to a $74.0 million decrease of IBIT, as well as lower crack spreads that contributed to a $54.3 million decrease of IBIT.

Ag

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$233,515	$273,688	$(40,173)	(14.7%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended May 31, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins for wholesale and retail agronomy products resulted from market-driven price decreases and contributed to a $99.9 million decrease of IBIT.
•The margin decrease in Ag segment IBIT was partially offset by increased margins in our grain and oilseed and oilseed processing product categories due to strong meal and oil demand resulting in improved crush margins.
•Higher volumes of wholesale and retail agronomy products contributed to a $31.1 million increase of IBIT due to increased demand during the third quarter of fiscal 2023 as prices declined due to global market conditions.

All Other Segments

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$56,263	$178,212	$(121,949)	(68.4%)
Corporate and Other IBIT	$69,347	$23,596	$45,751	193.9%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN due to global supply and demand factors. Corporate and Other IBIT increased primarily due to increased equity income from our Ventura Foods, LLC ("Ventura Foods"), investment as a result of more favorable market conditions for edible oils experienced during the third quarter of fiscal 2023 compared to the same period in the prior year, as well as increased interest income due to higher interest rates.

Revenues by Segment

Energy

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,264,087	$2,775,942	$(511,855)	(18.4%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended May 31, 2023, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $545.5 million and $62.9 million decreases of revenues for refined fuels and propane, respectively.
•Higher refined fuels volumes contributed to a $91.5 million increase in revenues driven by higher demand.

Ag

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$9,743,976	$10,352,369	$(608,393)	(5.9%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended May 31, 2023, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across many of our Ag segment product categories during the third quarter of fiscal 2023, included:
◦$654.0 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices;
◦$64.1 million decrease for renewable fuels resulting from lower ethanol prices due to decreased demand; and
◦$36.7 million decrease for oilseed processing due to global market conditions.
•Increased volumes of wholesale and retail agronomy products contributed to a $374.6 million increase in revenues, which experienced increased demand during the third quarter of fiscal 2023 as prices declined due to global market conditions.
•The overall volume increase was mostly offset by decreased volumes within our grain and oilseed product category due to a combination of factors, including drought conditions in parts of our trade territory and lower global demand for U.S. grain.

All Other Segments

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$17,988	$9,413	$8,575	91.1%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the three months ended May 31, 2023, compared to the same period during the prior year, primarily as a result of increased interest income due to higher interest rates.

Cost of Goods Sold by Segment

Energy

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,989,646	$2,533,135	$(543,489)	(21.5%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended May 31, 2023, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions contributed to decreased costs for refined fuels and propane that drove $583.7 million and $52.3 million decreases in COGS, respectively.
•Higher volumes of refined fuels resulting from higher demand contributed to increased COGS of $83.2 million.

Ag

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$9,365,319	$9,960,631	$(595,312)	(6.0%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended May 31, 2023, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Lower costs across many of our Ag segment product categories during the third quarter of fiscal 2023, included:
◦$554.1 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices;
◦$65.4 million decrease for oilseed processing due to lower commodity prices; and
◦$53.5 million decrease for renewable fuels resulting from lower input costs.
•Increased volumes of wholesale and retail agronomy products contributed to a $343.5 million increase in COGS, which experienced increased demand during the third quarter of fiscal 2023 as prices declined due to global market conditions.
•The overall volume increase was mostly offset by volume decreases within our grain and oilseed product category primarily due to drought conditions in parts of our trade territory and lower global demand for U.S. grain.

All Other Segments

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$424	$428	$(4)	(0.9%)
Corporate and Other COGS	$(3,678)	$(727)	$(2,951)	(405.9%)

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended May 31, 2023, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$273,238	$243,136	$30,102	12.4%

    Marketing, general and administrative expenses increased during the three months ended May 31, 2023, primarily due to higher salary and benefit expenses, as well as costs related to certain legal matters.

Interest Expense

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest expense	$36,949	$32,099	$4,850	15.1%

    Interest expense increased during the three months ended May 31, 2023, as a result of higher interest rates compared to the same period in the prior year, which was partially offset by decreased notes payable balances.

Other Income

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Other income	$31,027	$6,636	$24,391	367.6%

    Other income increased during the three months ended May 31, 2023, as a result of increased interest income due to higher interest rates and a larger cash balance earning interest.

Equity Income from Investments

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$162,940	$263,079	$(100,139)	(38.1%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended May 31, 2023, compared to the same period during the prior year, primarily due to lower income associated with our equity method investment in CF Nitrogen, partially offset by higher income associated with our equity method investment in Ventura Foods. Equity income decreased for CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors and increased for Ventura Foods as a result of more favorable market conditions for edible oils.

Income Tax Expense

	Three Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$10,777	$62,492	$(51,715)	(82.8%)

    Decreased income tax expense during the three months ended May 31, 2023, resulted from decreased nonpatronage earnings and additional Domestic Production Activities Deduction ("DPAD") benefit during the period. Effective tax rates for the three months ended May 31, 2023 and 2022, were 1.9% and 9.8%, respectively. Federal and state statutory rates of 24.7% and 24.4% were applied to nonpatronage business activity for the three months ended May 31, 2023 and 2022, respectively. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

Results of Operations

Nine Months Ended May 31, 2023 and 2022

	Nine Months Ended May 31,
	2023	% of Revenues*	2022	% of Revenues*
	(Dollars in thousands)
Revenues	$36,098,738	100.0%	$34,351,069	100.0%
Cost of goods sold	34,160,996	94.6	32,917,906	95.8
Gross profit	1,937,742	5.4	1,433,163	4.2
Marketing, general and administrative expenses	749,829	2.1	692,395	2.0
Operating earnings	1,187,913	3.3	740,768	2.2
Interest expense	106,166	0.3	80,705	0.2
Other income	(83,629)	(0.2)	(31,817)	(0.1)
Equity income from investments	(523,236)	(1.4)	(644,347)	(1.9)
Income before income taxes	1,688,612	4.7	1,336,227	3.9
Income tax expense	66,305	0.2	89,143	0.3
Net income	1,622,307	4.5	1,247,084	3.6
Net loss attributable to noncontrolling interests	(111)	—	(451)	—
Net income attributable to CHS Inc.	$1,622,418	4.5%	$1,247,535	3.6%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the nine months ended May 31, 2023. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$860,411	$243,262	$617,149	253.7%

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the nine months ended May 31, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Higher crack spreads and increased WCS crude oil discounts resulted from higher global demand and improved market conditions in our refined fuels business, which contributed to a $742.3 million increase of IBIT.
•Higher margins for refined fuels and propane attributable to hedging-related impacts due to global market conditions affecting the price of these products contributed to $108.0 million and $19.6 million increases of IBIT, respectively.
•The increased IBIT was partially offset by the impact of decreased refined fuels production volumes due to planned and unplanned major maintenance at our Laurel and McPherson refineries that reduced the sales mix of higher-margin produced refined fuels compared to the prior year and contributed to a $170.0 million decrease of IBIT.
•Increased costs in our refined fuels business also partially offset the increased IBIT, the most significant of which included $59.0 million related to higher RIN prices due to market conditions and $33.0 million of higher repair and maintenance expenses in the current year.

Ag

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$439,248	$615,294	$(176,046)	(28.6%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the nine months ended May 31, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins of $238.7 million were realized primarily for wholesale and retail agronomy products, which experienced market-driven price decreases during the period.
•Decreased margins of $47.6 million for renewable fuels resulted from decreased ethanol prices.
•Overall decreased Ag margins were partially offset by increased margins of $63.5 million and $40.8 million in our oilseed processing and grain and oilseed product categories due to strong meal and oil crush margins and favorable global market conditions, respectively.

All Other Segments

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$234,869	$429,052	$(194,183)	(45.3%)
Corporate and Other IBIT	$154,084	$48,619	$105,465	216.9%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year as a result of lower equity income attributed to decreased selling prices of urea and UAN due to global supply and demand factors. Corporate and Other IBIT increased primarily due to increased equity income from our Ventura Foods investment as a result of more favorable market conditions for edible oils experienced during the first nine months of fiscal 2023 compared to the same period in the prior year, as well as increased interest income due to higher interest rates.

Revenues by Segment

Energy

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,552,294	$7,107,928	$444,366	6.3%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the nine months ended May 31, 2023, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to increased selling prices for refined fuels that contributed to a $390.2 million increase in revenues, which was partially offset by lower selling prices for propane, which resulted in a $135.0 million decrease in revenues.
•Higher refined fuels volumes driven by higher demand contributed to a $151.6 million increase in revenues.

Ag

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$28,497,690	$27,217,559	$1,280,131	4.7%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the nine months ended May 31, 2023, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Higher revenues were primarily attributed to market-driven price increases for grain and oilseed, which resulted from increased global demand during the first nine months of fiscal 2023 and contributed to a $2.5 billion increase of revenues.
•The overall increase of revenues was partially offset by a $1.1 billion decrease in revenues for wholesale and retail agronomy products driven by lower urea and UAN prices.
•Volumes decreased within our grain and oilseed product category due to a combination of factors, including lower crop yields resulting from drought conditions experienced in portions of our trade territory in North America, and contributed to a $464.0 million decrease in revenues.
•The overall volume decrease was partially offset by volume increases in most of our product categories, including a $119.9 million increase in revenues for oilseed processing driven by strong meal and oil demand, a $79.8 million increase in revenues for renewable fuels due to higher demand and a $47.5 million increase in revenues for retail and wholesale agronomy products, which experienced increased demand during the third quarter of fiscal 2023 as prices declined due to global market conditions.

All Other Segments

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$48,754	$25,582	$23,172	90.6%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the nine months ended May 31, 2023, compared to the same period during the prior year, primarily as a result of increased interest income due to higher interest rates.

Cost of Goods Sold by Segment

Energy

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,475,627	$6,665,612	$(189,985)	(2.9%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the nine months ended May 31, 2023, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions, including hedging-related impacts for refined fuels and propane, contributed to $215.2 million and $154.2 million decreases in COGS, respectively.
•Higher volumes of refined fuels due to higher demand contributed to increased COGS of $141.3 million.

Ag

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$27,689,354	$26,256,104	$1,433,250	5.5%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the nine months ended May 31, 2023, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Higher costs were primarily attributed to market-driven price increases for grain and oilseed, which resulted from increased global demand during the first nine months of fiscal 2023 and contributed to a $2.5 billion increase of COGS.
•The overall increase of costs was partially offset by a $819.2 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices.
•Volumes decreased within our grain and oilseed product category due to a combination of factors, including lower crop yields resulting from drought conditions experienced in portions of our trade territory in North America and contributed to a $458.3 million decrease in COGS.
•The overall volume decrease was partially offset by volume increases in most of our product categories, including a $105.6 million increase in COGS for oilseed processing driven by strong meal and oil demand, a $77.1 million increase in COGS for renewable fuels due to higher demand and a $49.6 million increase in COGS for retail and wholesale agronomy products, which experienced increased demand during the third quarter of fiscal 2023 as prices declined due to global market conditions.

All Other Segments

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,276	$1,256	$20	1.6%
Corporate and Other COGS	$(5,261)	$(5,066)	$(195)	(3.8%)

    There were no significant changes to COGS in our Nitrogen Production segment or Corporate and Other during the nine months ended May 31, 2023, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$749,829	$692,395	$57,434	8.3%

    Marketing, general and administrative expenses increased during the nine months ended May 31, 2023, primarily due to higher salary and benefit expenses, as well as costs related to certain legal matters and higher repair and maintenance expenses for our facilities and information technology platforms.

Interest Expense

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest expense	$106,166	$80,705	$25,461	31.5%

    Interest expense increased during the nine months ended May 31, 2023, as a result of higher interest rates compared to the same period in the prior year, which was partially offset by decreased notes payable balances.

Other Income

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Other income	$83,629	$31,817	$51,812	162.8%

    Other income increased during the nine months ended May 31, 2023, primarily as a result of increased interest income due to higher interest rates and a larger cash balance earning interest.

Equity Income from Investments

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$523,236	$644,347	$(121,111)	(18.8%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the nine months ended May 31, 2023, compared to the same period during the prior year, primarily due to lower income associated with our equity method investment in CF Nitrogen, which was partially offset by higher income associated with our equity method investment in Ventura Foods. Equity income decreased for CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors and increased for Ventura Foods as a result of more favorable market conditions for edible oils.

Income Tax Expense

	Nine Months Ended May 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$66,305	$89,143	$(22,838)	(25.6%)

    Decreased income tax expense during the nine months ended May 31, 2023, resulted from decreased nonpatronage earnings and additional DPAD benefit during the period. Effective tax rates for the nine months ended May 31, 2023 and 2022, were 3.9% and 6.7%, respectively. Federal and state statutory rates of 24.7% and 24.4% were applied to nonpatronage business activity for the nine months ended May 31, 2023 and 2022, respectively. Income taxes and effective tax rates vary each year based on profitability, nonpatronage business activity and current equity management assumptions.

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

	May 31, 2023	August 31, 2022
	(Dollars in thousands)
Cash and cash equivalents	$997,323	$793,957
Notes payable	605,955	606,719
Long-term debt including current maturities	1,952,256	1,958,814
Total equities	10,083,378	9,461,266
Working capital	2,765,321	2,425,878
Current ratio*	1.4	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facilities relating thereto. On April 21, 2023, we amended and restated our five-year unsecured revolving credit facility, which provides a committed amount of $2.8 billion. That facility now expires on April 21, 2028. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. On January 24, 2023, we entered into a Note Purchase Agreement to borrow $150.0 million of debt in the form of a note. The note matures on January 24, 2030, and interest accrues at a rate of 5.68%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow, and the proceeds were used to retire maturing debt. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2023:

•Capital expenditures. We expect total capital expenditures for fiscal 2023 to be approximately $730.2 million compared to capital expenditures of $354.4 million in fiscal 2022. Increased capital expenditures for fiscal 2023 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. During the nine months ended May 31, 2023, we acquired $374.2 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2023 to be approximately $238.3 million compared to major maintenance of $24.8 million in fiscal 2022. Increased major maintenance for fiscal 2023 is for a turnaround at our Laurel refinery. During the nine months ended May 31, 2023, we paid $184.4 million in major maintenance.
•Debt and interest. We expect to repay approximately $291.7 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $87.5 million during fiscal 2023. During the nine months ended May 31, 2023, we repaid $159.4 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of May 31, 2023. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2023. Dividends paid on our preferred stock during the nine months ended May 31, 2023, were $126.5 million.
•Patronage. Our Board of Directors has authorized approximately $500.0 million of our fiscal 2022 patronage-sourced earnings to be paid to our member-owners during fiscal 2023. During the nine months ended May 31, 2023, we distributed $502.9 million of cash patronage related to the year ended August 31, 2022.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $500.0 million to be distributed in fiscal 2023 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the nine months ended May 31, 2023, we redeemed $480.4 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short- and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2023. Based on our current fiscal 2023 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of May 31, 2023, and August 31, 2022, was as follows:

	May 31, 2023	August 31, 2022	Change
	(Dollars in thousands)
Current assets	$9,386,291	$9,377,847	$8,444
Less current liabilities	6,620,970	6,951,969	(330,999)
Working capital	$2,765,321	$2,425,878	$339,443

As of May 31, 2023, working capital increased by $339.4 million compared with August 31, 2022. Current asset balance changes increased working capital by $8.4 million, primarily driven by increases in receivables and cash and cash equivalents, which were driven by seasonality in our business. Current liability balance changes increased working capital by $331.0 million, primarily due to a decrease in the current portion of long-term debt following its maturity during fiscal 2023 and a decrease in customer advances, which was driven by seasonality in our business.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2022. No material changes occurred during the nine months ended May 31, 2023.

Cash Flows

    The following table presents summarized cash flow data for the nine months ended May 31, 2023 and 2022:

	Nine Months Ended May 31,
	2023	2022	Change
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,969,725	$(7,138)	$1,976,863
Net cash used in investing activities	(651,088)	(339,888)	(311,200)
Net cash (used in) provided by financing activities	(1,147,164)	355,946	(1,503,110)
Effect of exchange rate changes on cash and cash equivalents	(16)	(11,311)	11,295
Increase (decrease) in cash and cash equivalents and restricted cash	$171,457	$(2,391)	$173,848

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $2.0 billion decrease in cash used in operating activities primarily reflects decreases in inventories and receivables, which resulted from a combination of reduced prices and volumes, as well as increased net income during the first nine months of fiscal 2023 compared to the same period during fiscal 2022.

    The $311.2 million increase of cash used in investing activities reflects larger expenditures for property, plant and equipment and major maintenance during the first nine months of fiscal 2023, compared to the same period during fiscal 2022.

    The $1.5 billion decrease in cash provided by financing activities primarily reflects decreased net cash inflows associated with our notes payable due to lower short-term funding needs resulting from strong cash earnings and increased cash outflows for patronage paid and equity redemptions during the first nine months of fiscal 2023 compared to the same period during fiscal 2022.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of May 31, 2023, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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
(b) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then at a rate equal to the three-month benchmark interest rate plus 4.298%, not to exceed 8.00% per annum, subsequent to March 31, 2024.
(c) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then at a rate equal to the three-month benchmark interest rate plus 4.155%, not to exceed 8.00% per annum, subsequent to September 30, 2024.
(d) All series of preferred stock are redeemable for cash at our option, in whole or in part, at a per share price equal to the per share liquidation preference of $25.00 per share, plus all dividends accumulated and unpaid on that share to and including the date of redemption, beginning on the dates set forth in this column.
(e) The 8% Cumulative Redeemable Preferred Stock was issued at various times from 2002 through 2010.
(f) Shares of Class B Cumulative Redeemable Preferred Stock, Series 1 were issued on September 26, 2013, August 25, 2014, March 31, 2016, and March 30, 2017.

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2022, have not materially changed during the nine months ended May 31, 2023.

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on our condensed consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended May 31, 2023, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended May 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2022, or disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2023.

ITEM 5.     OTHER INFORMATION

Effective as of September 1, 2023, the CHS Inc. Executive Long-Term Incentive Plan was amended and restated (the "ELTI Plan") to update the ELTI Plan eligibility to clarify that the employees in the positions of Vice President, Senior Vice President, Executive Vice President, President and Chief Executive Officer are eligible to participate in the ELTI Plan. The ELTI Plan was also updated to clarify that the Chief Executive Officer, Chief Financial Officer and Chief Human Resource Officer administer the ELTI Plan and that as administrators they may jointly approve amendments to the ELTI Plan subject to the CHS Board of Directors approving any material amendments to the ELTI Plan. The ELTI Plan was also updated to make certain other technical, administrative and non-substantive changes.

Effective as of September 1, 2023, the CHS Inc. Annual Variable Pay Plan was amended and restated (the "AVP Plan") to update the AVP Plan eligibility provisions to outline the criteria that employees must meet in order to be eligible to participate in the AVP Plan and provides examples of the types of job roles or job start dates that are not eligible for participation in the AVP Plan. The AVP Plan was updated to clarify the proration of awards under the AVP plan under certain promotions and other status changes. The AVP Plan was also updated to clarify that the Chief Executive Officer, Chief Financial Officer and Chief Human Resource Officer administer the AVP Plan and that as administrators they may jointly approve amendments to the AVP Plan subject to the CHS Board of Directors approving any material amendments to the AVP Plan. The AVP Plan makes it clear that the Chief Executive Officer and the Chief Financial Officer must approve any modification of the business unit level performance metrics or performance goals. The AVP Plan was also updated to made certain other technical, administrative and non-substantive changes.

The foregoing descriptions of the ELTI Plan as amended and restated and the AVP Plan as amended and restated do not purport to be complete and are qualified in their entirety by reference to the full text of the ELTI Plan and the AVP Plan, copies of which are attached hereto as Exhibits 10.6 and 10.7, respectively, and which are incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Second Amended and Restated Limited Liability Company Agreement, dated as of April 1, 2023, between CHS Inc. and Cargill, Incorporated.
10.2	2023 Third Amended and Restated Credit Agreement (5-Year Revolving Loan), dated as of April 21, 2023, by and between CHS Inc., CoBank, ACB, for its own benefit as a lender and as the administrative agent and the bid agent for the benefit of the present and future lenders, Sumitomo Mitsui Banking Corporation, for its own benefit as a lender and as the syndication agent, and the other lenders thereto. (Incorporated by reference to our Current Report on Form 8-K, filed April 25, 2023).
10.3	Amendment No. 4 to 2015 Credit Agreement (10-Year Term Loan), dated as of April 21, 2023, by and between CHS Inc., CoBank, ACB, for its own benefit as a lender and as the administrative agent for the benefit of the present and future lenders, and the other lenders party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed April 25, 2023).
10.4	Twelfth Amendment and Restated Receivables Purchase Agreement, dated as of July 11, 2023, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ. Ltd., New York Branch, as administrative agent.
10.5	Master Framework Agreement, dated as of July 11, 2023 (the "Framework Agreement), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers.
10.6	CHS Inc. Executive Long-Term Incentive Plan (2023 Restatement).
10.7	CHS Inc. Annual Variable Pay Plan (2023 Restatement).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 13, 2023	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer