Form 10-K
period 2023-08-31
CHS INC
filed 2023-11-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

    CHS Inc. (referred to herein as "CHS," "company," "we," "us" or "our") is the nation's leading integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders who own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other nonmember customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2023, our total revenues were $45.6 billion and net income attributable to CHS was $1.9 billion.

    We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, refined soy oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses. Our other business operations, primarily our financing and hedging businesses, are included in Corporate and Other because of the nature of their products and services, as well as the relative amount of revenues from those businesses. In addition, our nonconsolidated food production and distribution joint venture, Ventura Foods, LLC ("Ventura Foods"), and our nonconsolidated wheat milling joint venture, Ardent Mills, LLC ("Ardent Mills"), are included in Corporate and Other.

    As required under our bylaws and Minnesota cooperative law, our earnings from cooperative business are required to be allocated to our members and to a limited extent to nonmembers with which we have agreed to do business on a patronage basis based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds, which are also called patronage dividends, and which may be in cash, patrons' equities in the form of capital equity certificates or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from nonmembers, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserves. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

    Our origins date back to the early 1930s with the founding of our predecessor companies, Cenex, Inc., and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of those two entities in 1998 and is headquartered in Inver Grove Heights, Minnesota.

    Our internet address is www.chsinc.com. The information contained on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we file with or furnish to the Securities and Exchange Commission ("SEC").

ENERGY
Overview

    We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); blending, sale and distribution of lubricants; and wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,500 sites, the majority of which are convenience stores marketing Cenex brand fuels and owned by our member cooperatives. For fiscal 2023, our Energy revenues, after elimination of intersegment revenues, were $10.1 billion and were primarily from gasoline, diesel fuel and propane.

Operations

    Laurel refinery. Our Laurel, Montana, refinery processes medium- and high-sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, asphalt and petroleum coke. Our Laurel refinery sources approximately 96% of its crude oil supply from Canada, with the remaining balance obtained from domestic sources, and we have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC, and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

    Our Laurel refinery processes approximately 63,000 barrels of crude oil per day to produce refined products that consist of approximately 37% gasoline, 42% diesel fuel and other distillates, 12% asphalt, 6% petroleum coke and 3% other products. Refined fuels produced at our Laurel refinery are available via railcars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC, to Glendive, Montana, and to Minot, Prosper and Fargo, North Dakota.

    McPherson refinery. Our McPherson, Kansas, refinery processes approximately 63% low- and medium-sulfur crude oil and approximately 37% heavy-sulfur crude oil into gasoline, diesel fuel and other distillates, petroleum coke and other products. The refinery sources its crude oil through its own pipelines, as well as through joint venture and common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-sulfur crude oil is sourced from Canada and Wyoming.

    Our McPherson refinery processes approximately 114,000 barrels of crude oil per day to produce refined products that consist of approximately 50% gasoline, 43% diesel fuel and other distillates, 5% petroleum coke and 2% other products. These products are loaded into trucks at the McPherson refinery or shipped via common carrier pipelines to other markets.

Other energy operations. We operate 11 propane terminals, four asphalt terminals, eight refined product terminals and three lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

    Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products, and also provides transportation services. In addition to selling products refined at our Laurel and McPherson refineries, we purchase refined petroleum products from third parties as the need arises. For fiscal 2023, we obtained approximately 74% of the refined petroleum products we sold from our Laurel and McPherson refineries and approximately 26% from third parties. The percentage of refined petroleum products that we obtain from third parties is dependent on refinery production volumes and will vary from year to year primarily based on our planned major maintenance schedule.

Sales and Marketing: Customers

    We market approximately 77% of our refined fuel products to members, with the balance sold to nonmembers. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex brand. We sold approximately 1.5 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2023. We also blend, package and wholesale auto and farm equipment lubricants to members and nonmembers. We are one of the nation's largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural use. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry: Competition

    The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources, which can significantly affect the price of refined fuel products. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products in the spring, summer and early fall when gasoline and diesel fuel usage by our agricultural customers is highest and is subject to domestic supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and crop-drying seasons. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs that encourage idle acres may all reduce demand for our energy products.

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

    Competition. The petroleum refining and wholesale fuels business is very competitive. Among our competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the industry depends largely on margins, as well as operating efficiency, product mix and costs of product distribution and transportation. The retail gasoline market is highly competitive, with competitors that are much larger than CHS and have greater brand recognition and distribution outlets throughout the country and world than we do. We also are experiencing increased competition from regional and unbranded retailers. Our owned and nonowned retail outlets are located primarily in the midwestern and northwestern United States.

    We market refined fuel products in five principal geographic areas. The first area includes the Midwest and Northern Plains. Competition at the wholesale level in this area includes major oil companies, as well as independent refiners and wholesale brokers and/or suppliers. This area has a robust spot market and is influenced by the large refinery center along the Gulf Coast.

    To the east of the Midwest and Northern Plains is another unique marketing area. This area centers near Chicago, Illinois, and includes Illinois, Indiana and eastern Wisconsin. In this area, we principally compete with the major oil companies, as well as independent refiners and wholesale brokers and/or suppliers.

    Another market area includes Arkansas, Missouri and the northern part of Texas. Competition in this area includes the major oil companies and independent refiners. This area is principally supplied by the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

    Another geographic area includes Colorado, Idaho, Montana, western North Dakota, western South Dakota, Utah and Wyoming. Competition at the wholesale level in this area includes the major oil companies and independent refiners.

    The last area includes much of Oregon and Washington. We compete with the major oil companies in this area, which is known for volatile prices and an active spot market.

AG
Overview

    Our Ag segment includes global grain and processing, country operations and wholesale agronomy businesses. These businesses work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural products within the United States, as well as internationally. In fiscal 2023, revenues in our Ag segment were $35.4 billion after elimination of intersegment revenues.

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

Our processing business includes our oilseed processing and renewable fuels production businesses. Oilseed processing is conducted at facilities that crush approximately 135 million bushels of soybeans and canola on an annual basis, producing approximately 3.1 million short tons of meal and flour and 1.7 billion pounds of edible and inedible oil annually. We purchase oilseeds to be processed from members, other CHS businesses and third parties that have tightly integrated connections with our global grain marketing operations and country operations business. Our renewable fuels business produces 255 million gallons of fuel-grade ethanol, 69 million pounds of inedible corn oil and 638,000 tons of dried distillers grains with solubles ("DDGS") annually. Renewable fuels produced by our production plants are marketed by our global grain marketing business, along with more than 713 million gallons of ethanol and 4.9 million tons of DDGS annually under marketing agreements with ethanol production plants.

Country operations. Our country operations business operates 415 agri-operations locations through 27 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through nine owned plants and three limited liability companies.

Wholesale agronomy. Our wholesale agronomy business includes our wholesale crop nutrients and wholesale crop protection businesses. Our wholesale crop nutrients business delivers products directly to our customers and our country operations business from the manufacturer or through our 11 warehouse terminals and other nonowned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas, deepwater port and terminal receives fertilizer by vessel from origins in Europe and Asia where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop-producing regions of the United States. Our wholesale crop protection business operates out of our network of 27 warehouses from which we deliver products directly to our member cooperatives and independent retailers. We also operate a bulk chemical rail terminal in Brooten, Minnesota, where we handle and store bulk crop protection products for some of the crop protection industry's largest chemical manufacturers. This facility has more than 6 million gallons of chemical storage capacity.

Products and Services

    Our Ag segment provides member cooperatives and farmers with the inputs and services they need to produce grain and raise livestock. These include seed, crop nutrients, crop protection products, animal feed, animal health products, refined fuels and propane. We also buy and merchandise grain in both domestic and international markets. With a portion of the grain we purchase, we produce renewable fuels, including ethanol and DDGS. We also produce refined soy and canola oils, soybean meal, canola meal and soyflour at our processing facilities.

Sales and Marketing: Customers

    Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and nonmember producers, member cooperatives, elevators, grain dealers, grain processors and crop nutrient and crop protection retailers. We sell our edible soy and canola oils and soyflour to food companies and our inedible oils may be sold to energy companies. The soybean meal and canola meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and to various international customers.

Industry: Competition

Most of the business activities in our Ag segment are highly seasonal and, consequently, the operating results for our Ag segment will typically vary throughout the year. For example, our country operations business generally experiences higher volumes and revenues during the spring planting and fall harvest seasons and our agronomy business generally experiences higher volumes and revenues during the spring planting season. In addition, our Ag segment operations may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels and transportation costs and conditions. Supply is affected by weather conditions, plant disease, insect damage, acreage planted, wars and civil unrest, and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, affluence of foreign countries, wars and civil unrest, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, population growth, per capita consumption of some products, federal and state policies and renewable fuels production levels.

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

Competition. In our Ag segment, we have significant competition in the businesses in which we operate based principally on price, services, quality, patronage and alternative products. Our businesses depend on relationships with member cooperatives and private retailers; proximity to customers and producers; competitive pricing; and safety of food, feed and grain products. We compete with other large distributors of agricultural products, as well as with other regional or local distributors, cooperatives, retailers and manufacturers.

NITROGEN PRODUCTION
Overview

    Our Nitrogen Production segment consists of our approximate 9% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"), and allocated expenses. In connection with our investment in CF Nitrogen, we entered into a supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually for ratable delivery through fiscal 2096. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method. On August 31, 2023, our investment was approximately $2.6 billion. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

We believe that our investment in CF Nitrogen positions us and our members for long-term, dependable fertilizer supply, supply chain efficiency and production economics. In addition, the ability to source products from CF Nitrogen production facilities under our supply agreement benefits our members and customers through strategically positioned access to essential fertilizer products.

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

Competition. CF Nitrogen competes primarily on delivered price and, to a lesser extent, on customer service and product quality. CF Nitrogen competes domestically with large companies in the fertilizer industry. There is also significant competition from products sourced from other regions of the world.

CORPORATE AND OTHER

CHS Capital. Our wholly-owned financing subsidiary, CHS Capital, LLC ("CHS Capital"), provides member cooperatives with loans that meet commercial agriculture needs. These loans include operating, term, revolving and other short- and long-term options. CHS Capital also provides loans to individual producers for crop inputs, feed and hedging-related margin calls. Producer operating loans are also offered in strategic geographic regions.

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

Foods. Ventura Foods is a joint venture between CHS and Mitsui & Co., with each company owning 50% interest. Ventura Foods produces and distributes edible oil-based products. We account for our investment in Ventura Foods using the equity method of accounting, and the investment balance was equal to $519.2 million on August 31, 2023. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Wheat milling. Ardent Mills, the largest flour miller in the United States, is a joint venture with CHS, Cargill and Conagra Brands, Inc. ("Conagra"). In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence by appointing a member of the Board of Shareholders and Board of Managers of Ardent Mills. On August 31, 2023, our investment in Ardent Mills was $265.1 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Employee population. On August 31, 2023, we had 10,609 full-time, part-time, temporary and seasonal employees, primarily in the United States. Of that total, 2,402 were employed in our Energy segment, 6,315 were employed in our Ag segment and 1,892 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for or support our joint ventures, including CF Nitrogen in our Nitrogen Production segment and Ventura Foods and Ardent Mills in our Corporate and Other category, and are not included in these totals. As of August 31, 2023, we had 11 collective bargaining agreements with unions covering approximately 8% of our employees in the United States, with collective bargaining agreements expiring on various dates through August 31, 2026. We believe that our relations with our employees are strong. We value our employees and believe that employee passion for our work and employee engagement are key elements of our operating performance.

Diversity and inclusion. The CHS value of inclusion compels us to create a work environment where excellence and growth stem from diverse thinking. Our goal is to foster a workplace where diverse thinking, voices and backgrounds yield better employee experiences, business performance and business outcomes. In addition to working on modeling inclusive behaviors that positively impact our communities, with the assistance of external experts, we developed and launched an enterprisewide three-year strategic plan in fiscal 2021 to improve inclusion and diversity at CHS. We sponsor and support employee resource groups made up of individuals who join together as allies and advocates to promote diversity and inclusion, while providing our employees across the country the opportunity to strengthen relationships, learn through educational and networking opportunities that focus on development, help local communities and engage with people across CHS. These employee resource groups include Harvest Pride, which promotes a safe, connected and empowered LGBTQA+ community across CHS; Mozaiko, which promotes ethnic diversity and inclusion at CHS while supporting an inclusive environment for all employees; VERG, which provides support, camaraderie and resources for employees formerly or currently serving in the military and their families; Women in Leadership, which supports women in the workplace to grow personally and professionally; and CultivateHER, a cohort within Women in Leadership, which supports women across our Ag segment.

Learning and development. We are committed to investing in our employees to help them build knowledge, develop skills and achieve their career goals. In addition to regular performance evaluations and annual development plans that provide employees with feedback and growth opportunities, employees at CHS have access to a variety of learning tools and other opportunities for growth. These tools and opportunities include access to on-demand learning modules; internal and external trainings that cover continuous improvement, public speaking, finance and accounting topics and other subjects; tuition and professional certification reimbursement; as well as other opportunities focused on developing the future leaders of CHS.

Health and safety. Safety is one of our core values. At CHS, safety is about more than just following the rules, it is about doing things the right way and remembering that no job is so critical that it warrants safety risks. In addition to defined safety programs designed specifically for individual facilities with operational hazards related to grain, feed, seed, agronomy, petroleum, warehouses and retail operations, we also provide certain employee groups with additional training opportunities such as a defensive driving program. Beyond developing defined safety programs and training opportunities, we monitor our incident rates in comparison to previous years and industry averages, as published by the Bureau of Labor Statistics. During fiscal 2023, our Occupational Safety and Health Administration ("OSHA") incident rate was 2.7 incidents per 100 full-time workers, as compared to an average of 3.2 incidents per 100 full-time workers during the three previous years, a reduction of 18%. Additionally, our lost-time injury rate was 0.9 incidents per 100 full-time workers, a 20% reduction over our three-year average, and our DOT crash rate remained in the top 5% (most favorable) of all carriers in our industry segment for the third consecutive year.

Community involvement. As a cooperative, we are committed to making a measurable impact in our communities through our giving investments. In addition to our charitable foundation and annual giving campaign, which provide financial support to our communities, eligible employees also receive paid time off to make a difference in our communities through volunteer activities. During fiscal 2023, our charitable foundation gave approximately $6.7 million in charitable donations.

Compensation and benefits. We have designed our compensation and benefits programs to attract and retain qualified employees and to motivate employees to optimize member-owner returns and to achieve our short- and long-term strategies. In addition to offering competitive compensation that includes annual variable pay linked to company and individual employee performance, we also offer a wide array of benefits programs that include health insurance and wellness benefits; retirement benefits, including a company-matched 401(k) contribution and a pension for qualifying employees; paid time off and family leave; and employee assistance programs, including adoption assistance.

CHS AUTHORIZED CAPITAL

    We are an agricultural membership cooperative organized under Minnesota cooperative law to do business with member and nonmember patrons.

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains and our other publicly available documents may contain, and our officers, directors and other representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our public filings made with the SEC, including in this "Risk Factors" discussion. Any forward-looking statements made by us in this Annual Report on Form 10-K are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, industry labor availability, outbreaks of disease, inflation, government regulation and policies, global trade disputes, international conflicts, such as the ongoing war between Russia and Ukraine and escalation of conflict in the Middle East, and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. For example, fluctuations in commodity prices may result in significant noncash losses being incurred on our commodity-based derivatives, which may in turn materially and adversely affect our operating results. In addition, changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and/or selling prices of those products can affect revenues and operating earnings.

In our energy operations, profitability depends largely on the margin between the cost of crude oil that we refine and the selling prices we obtain for our refined products. The prices for crude oil and for gasoline, diesel fuel and other refined petroleum products fluctuate widely. Factors influencing these prices, many of which are beyond our control, include:

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

    Many of these factors, including the ongoing war between Russia and Ukraine and escalation of conflict in the Middle East, have resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices. We expect that volatility to continue in fiscal 2024. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time.

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

In addition, in recent decades, there have been periods worldwide of both overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The cycles of excess or short supply of crude oil or natural gas have placed pressure on prices and resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. These fluctuations impact the accuracy of assumptions used in our budgeting process.

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

Ongoing wars and global conflicts may adversely affect our business, financial condition and results of operations.

In February 2022, Russia invaded Ukraine (the "war") and in October 2023, conflict escalated in the Middle East between Israel and Hamas. The war between Russia and Ukraine and escalation of conflict in the Middle East have resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities and crude oil. In response to the war, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, announced economic sanctions targeting Russia and certain Russian citizens and enterprises, including several large banks. The continuation of the war may trigger a series of additional economic and other sanctions enacted by the United States, other NATO member states and other countries. In response, Russia has announced export bans on various products, including agricultural commodities. Although we do not maintain operations in Russia, it is a significant source of fertilizer for global markets. Such sanctions have caused inflationary pressures and impacted our ability to purchase fertilizer in the global market. If our ability to purchase fertilizer in the global market continues to be impacted by those sanctions or by other factors, it could have a material adverse effect on our business and operations. In addition, such sanctions put us at an increased risk of inadvertently trading with a sanctioned partner.

We maintain limited operations in Ukraine, which is a key international grain-originating region. Our operations in Ukraine have been dramatically disrupted because of the war; however, we continue to originate grain in Ukraine for safe transit through our Romanian export channels. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine.

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

The war between Russia and Ukraine and escalation of conflict in the Middle East could also draw military or other intervention from additional countries, which could lead to much larger wars, conflicts and/or additional sanctions imposed by the United States government and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. If such escalation should occur or such sanctions are imposed, supply chain, trade routes and markets currently served by us could be adversely affected, which in turn could materially adversely affect our business operations and financial performance. Furthermore, the actions undertaken by western nations in response to Russia's actions have had, and may continue to have, adverse impacts on global financial markets.

We may also experience negative reactions from our members, shareholders, lenders, employees, customers or other stakeholders as a result of our action or inaction related to the war between Russia and Ukraine or the escalation of conflict in the Middle East.

Even if the war and global conflicts moderate or resolutions are reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from the war and global conflicts for the foreseeable future. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against participants in the war and global conflicts and its citizens and enterprises may continue for a period of time after any resolution has been reached.

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

    Additionally, planted acreage and consequently the volume of crop nutrient and crop protection products applied is partially dependent on government programs, grain prices and the perception held by producers of demand for production, all of which are outside our control. Moreover, our business and operations may be affected by fluctuations in freight and logistics costs, disruptions in supply channels between parties and locations that include our suppliers, production and storage facilities, tolling and packaging partners, distributors and customers, and weather conditions, including those due to climate change, that are outside our control. The following are examples of factors that could impact our businesses:

•Weather conditions during the spring planting season and early summer crop nutrient and crop protection application season affect agronomy product volumes and profitability.
•Adverse weather conditions, such as drought, heavy snowfall or rainfall and any flooding that results, may cause transportation delays and increased transportation costs or damage physical assets, especially facilities in low-lying areas near coasts and riverbanks or situated in hurricane-prone and/or rain-susceptible regions.
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

    Emerging sustainability and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. These priorities could also impact demand for our grain and energy products, and may require us to incur additional costs for increased due diligence and reporting. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Inflation may result in increased costs, which could have a material and adverse effect on our results of operations.

We have experienced and anticipate continued effects of inflation on costs such as labor, freight, natural gas and materials. In response to global inflationary pressures, the U.S. Federal Reserve and foreign equivalents have raised and appear poised to continue to raise interest rates, which has resulted in uncertainty and volatility in global financial markets and increased borrowing costs under certain of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility. Inflation and its impacts, many of which are beyond our control, could escalate in the future. To mitigate commodity cost increases, we have implemented various strategies that include, among other things, entering into contracted pricing with certain vendors, procuring commodities in periods of favorable market conditions and entering into various derivative instruments. These actions may, in part, mitigate these increased costs, but even by increasing our product prices and passing some or all of our increased costs to customers or implementing cost savings efforts, we may not be able to fully offset these increased costs. Additionally, increased prices may not be sustainable over time and may result in reduced sales volumes. Accordingly, inflationary pressures could have a material and adverse effect on our results of operations. There can be no guarantee that our efforts to mitigate commodity cost increases due to inflationary pressures will be effective or, if they are effective, that they will have a material impact on maintaining or reducing costs.

We participate in highly competitive business markets and we may not be able to continue to compete successfully, which could have a material adverse effect on us.

We operate in highly competitive business segments and our competitors may succeed in developing new or enhanced products that are better than ours, may be more successful in marketing and selling their products than we are, or may have more effective supply chain capabilities than we have. Competitive factors include price, service level, proximity to markets, access to transportation, product quality, marketing and risk management. In particular, competitive pressures may restrict our ability to increase prices and maintain those price increases, including price increases made in response to commodity and other cost increases. We may experience delays between the time that we take inflation-related pricing actions and the time that we realize the impact of those actions on our margins and results of operations. In our business segments, we compete with companies that are larger and better known than we are and have greater marketing, financial, personnel and other resources than we do. For example, in conjunction with the recent increase in demand for renewable diesel feedstocks, we have experienced added competition for soybean oil refining capacity from traditional petroleum companies. As a result, we may not be able to continue to compete successfully, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our revenues, margins, results of operations and cash flows could be materially and adversely affected if our members were to do business with other companies rather than with us.

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

Numerous energy sources could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our customers for environmental or other reasons, demand for our energy products would decline. In addition, many governments have imposed, and in the future may impose, policies and regulations aimed at decreasing reliance on petroleum-based products, which could reduce demand for our energy products. For example, California has passed legislation to ban new gasoline powered vehicles by 2035 and Illinois has enacted comprehensive legislation that aims to phase out fossil fuels by 2045. As another example, in December 2021, the current U.S. administration issued an executive order that directs the U.S. federal government to use its scale and procurement power to achieve a number of aspirational net-zero goals, including 100% zero-emission, light-duty vehicle acquisitions by 2027 and 100% zero-emission vehicle acquisitions by 2035. If realized, these restrictions would accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. In addition, a number of companies have announced their intention to phase out production of gasoline- and diesel-powered light-duty vehicles. While these phaseouts primarily impact light-duty vehicles outside our primary markets, they are expected to accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. Declining demand for our energy products, particularly diesel fuel sold for farming and other heavy-duty equipment applications, could materially and adversely affect our revenues, results of operations and cash flows.

Consolidation among the producers of products we purchase and customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.

Consolidation has occurred among the producers and manufacturers of products we sell and purchase, including crude oil, crop nutrients and grain, and it is highly likely this consolidation will continue in the future. Consolidation could allow producers to negotiate pricing, supply availability and other contract terms that are less favorable to us. In addition, consolidation may increase the likelihood that consumers or end users of these products enter into supply relationships with a smaller number of producers, resulting in potentially higher prices for the products we purchase.

Consolidation has occurred among member cooperatives that are the primary wholesale customers of our products, which has resulted in a smaller wholesale and retail customer base for our products and has intensified the competition for these customers. It is highly likely this consolidation will continue in the future. Ongoing consolidation among distributors and brokers of food products and food retailers has altered the buying patterns of those businesses, as they have increasingly elected to work with product suppliers who can meet their needs nationwide or globally, rather than just regionally or locally. If these cooperatives, distributors, brokers and retailers elect to not purchase our products, our revenues, results of operations and cash flows could be materially and adversely affected.

In the seed, crop nutrient and crop protection markets, consolidation at both the producer and wholesale customer levels has increased the potential for direct sales from input manufacturers to cooperative customers and/or individual agricultural producers, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

We are exposed to risk of nonperformance and nonpayment by counterparties.

We are exposed to risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes the inability or refusal of a counterparty to pay us; the inability or refusal to perform because of a counterparty's financial condition and liquidity, operational failures, labor issues, cybersecurity events, outbreaks of disease or for any other reason; and risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than current market prices. In the event we experience significant nonperformance or nonpayment by counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected. For example, we store inventory in third-party warehouses, and the operators of these warehouses may not adequately store or secure our inventory, or they may improperly sell that inventory to someone else, which could expose us to a loss of the value of that inventory. In the event we experience any such nonperformance by a third-party warehouse operator, our financial condition, results of operations and cash flows could be materially and adversely affected. As another example, if any of our counterparties experience a cybersecurity breach or system failure, or does not respond or perform effectively in connection with such cybersecurity breach or system failure, their businesses could be negatively impacted, and it may result in disruption to our supply chain or distribution channels, which could have a material adverse effect on our business.

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money.

We extend credit to, make loans to and engage in other financing arrangements with individual producers, local cooperatives and other third parties around the world. We incur credit risk and the risk of losses if our borrowers and others to which we extend credit do not repay their loans or perform their obligations to pay us the money they owe. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or for other reasons. If these counterparties do not pay us back and we experience significant defaults on their payment obligations to us, our financial condition, results of operations or cash flows could be materially and adversely affected.

We are also subject to the risk that our rights against borrowers and other third parties that owe us money may not be enforceable in all circumstances. For example, a borrower or third-party may declare bankruptcy. In addition, the credit quality of borrowers and other third parties whose obligations we hold could deteriorate due to a number of factors, including deterioration in the value of collateral posted by those parties to secure their obligations to us pursuant to purchase contracts, loan agreements or other contracts. If deterioration occurs, the material adverse effects of third parties not performing their repayment obligations may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount owed to us. For example, certain loans and other financing arrangements we undertake with agricultural producers are typically secured by the counterparty's crops planted in the current year. There is a risk that the value of the crop will not be sufficient to satisfy the counterparty's repayment obligations under the financing arrangement as a result of weather; crop-growing conditions; other factors that influence the price, supply and demand for agricultural commodities; or for other reasons.

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

With respect to our lending activity, we evaluate the collectability of commercial and producer loans on a specific identification basis based on the amount and quality of the collateral obtained and record specific loan loss reserves when appropriate. Consistent with accounting principles generally accepted in the United States ("U.S. GAAP"), we maintain a general reserve based on our best estimate of expected credit losses. For other forms of credit, we establish reserves as appropriate and consistent with U.S. GAAP. The reserves represent our best estimate based on current facts and circumstances. Future developments or changes in assumptions may cause us to record adjustments to the reserves that could materially and adversely affect our results of operations.

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

If any of our food or animal feed products were to become adulterated or misbranded, we would need to recall those items and could experience product liability claims if either consumers or customers' livestock or pets were injured or were claimed to be injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer or customer confidence in our products. Even if a product liability claim were unsuccessful or were not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential consumers and customers and our corporate and brand image. The growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation. Moreover, product liability claims or liabilities might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or animal feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products that our members or we produce for health or other reasons, such as the growing demand for organic food products and products that are sustainably grown and made, including low-carbon grain and oilseed, and we are unable to develop or procure products that satisfy new consumer preferences, there will be decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Our operations are subject to business interruptions, casualty losses and supply chain issues. We do not insure against all potential losses and could be seriously harmed by unanticipated liabilities.

Our operations are subject to business interruptions due to unanticipated events such as explosions, fires, other natural disasters, war, terrorism, cyberattacks, industrial accidents, pipeline interruptions, transportation delays, equipment failures, crude oil or refined product spills, adverse weather conditions and labor disputes. The following statements are examples of potential interruptions or losses.

•Our oil refineries and other facilities are potential targets for terrorist attacks that could halt or discontinue production.
•Our inability to negotiate acceptable contracts with unionized workers in our operations could result in strikes or work stoppages.
•Our corporate headquarters, the facilities we own and the inventories we carry could be damaged or destroyed by catastrophic events, adverse weather conditions or contamination.
•Someone may accidentally or intentionally introduce malware into our information technology systems or breach our computer systems or other cybersecurity resources.
•An occurrence of a pandemic or epidemic disease, such as the COVID-19 pandemic, could affect a substantial part of our workforce or our customers and interrupt our business operations.

The effects of any of these events could be significant. We maintain insurance coverage against many, but not all, potential losses or liabilities arising from these operating hazards, but uninsured losses or losses above our coverage limits are possible. Uninsured losses and liabilities arising from operating hazards could have a material adverse effect on us. In addition, our insurance premiums could increase or insurance coverage may become unavailable to us, particularly if we experience insurable events.

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

    Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel; labor shortages and increased turnover; temporary closures of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows. Precautionary measures we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The impact of such developments may also exacerbate the other risks discussed in this Item 1A, any of which could have a material effect on us. The extent to which COVID-19 will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include ongoing spread of the virus; disease severity; outbreak duration; extent of any reoccurrence of the coronavirus or any evolutions or mutations of the virus; availability, administration and effectiveness of vaccines; development of therapeutic treatments that can restore consumer and business economic confidence; type and duration of actions that may be taken by governmental authorities in response to the outbreak; and impact on the U.S. and the global economy. While all of our facilities are currently operating normally, our internal task force is prepared to reestablish safety measures and protocols should infection rates of COVID-19 increase. We continue to monitor local, regional and national government actions that could limit or restrict the movement of agricultural commodities or products or otherwise disrupt physical product flows or our ability to operate in the future. As a result, at the time of this filing, it is not possible to predict the overall future impact of COVID-19 or any other adverse public health development on our business, liquidity, capital resources and financial results.

We are subject to workforce factors that could adversely affect our business and financial condition.

    Like most companies in the agricultural industry, we are continuously challenged to hire, develop and retain a sufficient number of employees to operate our businesses throughout our operating geographies. We may have difficulty recruiting and retaining employees with adequate qualifications and experience. The challenge of hiring new employees is exacerbated by the rural nature of our business, which provides for a smaller pool of skilled employable candidates. A number of other factors may adversely affect the labor force available to us, including changes in the labor market as a result of the COVID-19 pandemic and other socioeconomic and demographic changes, high employment levels, federal unemployment subsidies and other government regulations, unemployment programs and volatility in macroeconomic factors impacting the labor market. Moreover, there continues to be a tight labor market despite the COVID-19 pandemic having largely subsided. Increases in remote work opportunities have also amplified the competition for employees and contractors. To hire new employees, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor. Furthermore, when we do hire new employees, lengthy training and orientation periods might be required before they are able to achieve necessary productivity levels, and we may be unable to successfully transfer our other employees' institutional knowledge and skills to them or fail to execute on internal succession plans. In addition, an increasingly competitive labor market may lead to increased turnover rates within our employee base. Increased employee turnover results in significant time and expense relating to identifying recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may further deplete our institutional knowledge base and erode our competitiveness. These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

Technological improvements and sustainability initiatives could decrease the demand for our agronomy and energy products.

Technological advances in agriculture, as well as sustainability initiatives and practices, could decrease the demand for crop nutrients, energy and other crop input products and services we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our crop nutrients and crop protection products. Demand for fuel we sell could decline as technology allows for more efficient usage of equipment or should alternative energy sources become more viable due to technological advances. Declining demand for our products could materially and adversely affect our revenues, results of operations and cash flows.

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

There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or cyberattacks. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, increased costs and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. In addition, IT investments in new technology that could result in greater operational efficiency may further expose our IT systems to the risk of cyberattacks.

The increase in hybrid working where employees including third-party employees, access technology infrastructure remotely increases additional information technology and data security risks. Like many companies, we continue to experience an increase in the number of sophisticated attempts by external parties to access and/or disrupt our networks without authorization, such as denial of service attacks, attempted malware infections, scanning activity and phishing e-mails. For example, in June 2021, we experienced a denial-of-service attack that impacted our network. In response to the cybersecurity attack, we launched an investigation and undertook immediate action, including employing protocols to mitigate the impact of the threat going forward. Although our systems were not breached, no data was lost or exposed and our operations were not significantly interrupted by this incident, there is no guarantee that a future incident would not have a greater impact on our operations, our data or our reputation. There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cybersecurity incident. We may incur significant costs protecting against or remediating cyber-based attacks or other cybersecurity incidents. While we maintain a cybersecurity insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

In addition, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach, could subject us to legal claims, regulatory penalties and damage to our reputation. For example, the SEC recently adopted rule, "Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure," that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this new rule, we will be required to make annual disclosures describing our processes for identifying and managing material cybersecurity risks, management's role in assessing and managing such risks and the Board of Directors' oversight of cybersecurity risks. We will also be required to disclose, in a Form 8-K, the nature, scope and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training and management. Furthermore, the requirement to report cybersecurity incidents within such a short time frame could mean that there will not be sufficient time to halt a breach before having to report it, potentially giving hackers an advantage.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices and disclosures, including practices and disclosures related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. Investor advocacy groups, private litigants, government agencies, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments and whether companies should engage in ESG activities. Across industries, investors' and other stakeholders' increased focus and activism related to ESG and similar matters may hinder access to capital or financing, as investors or lenders may determine to reallocate capital or not commit capital as a result of their assessment of a company's ESG practices and disclosures. In addition, following recent Supreme Court decisions regarding diversity and inclusion activities those opposed to ESG initiatives have begun challenging ESG activities of other companies. If we do not adapt or comply with investor, lender, private litigants, government agencies or stakeholder ESG expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing focus on ESG issues and the opposition to ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business or financial condition could be materially and adversely affected. Conversely, if we comply with evolving investor, lender and stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, increased strain on our resources and heightened legal and regulatory risk, and could also threaten our credibility with other investors, lenders, private litigants, government agencies and stakeholders. Investors, lenders and other stakeholders are also increasingly focusing on issues related to environmental justice. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which in turn could adversely affect our reputation, business and financial performance.

Failures or delays in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.

Our ability to achieve any of our strategies or expectations related to climate change and other environmental matters is subject to numerous factors and conditions, many of which are outside our control. Examples of such factors include, but are not limited to, evolving regulatory and other standards, processes and assumptions; the pace of scientific and technological developments; increased costs and the availability of requisite financing; market trends that may alter business opportunities; the conduct of third-party counterparties; constraint or disruptions to our supply chain and changes in carbon markets or carbon taxes. We may be required to expend significant resources to achieve these strategies and expectations, which could significantly increase our operational costs. There can be no assurance of the extent to which any of our strategies or expectations will be achieved or that any future investments we make in furtherance of achieving these strategies or expectations will meet customer or investor expectations.

While we continue to take important steps toward mitigation of climate risk and impact on climate change, transitioning our business to adapt to and comply with evolving policy, legal, and regulatory changes may impose substantial operational and compliance burdens. As a result, climate change could negatively affect our business and operations. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well. Additionally, we may face increased pressure from customers, consumers, investors, activists, lenders and other stakeholders to modify our products or operations away from ingredients or activities that are considered to have a higher impact on climate change.

Such changes to methodologies or lack of progress and failures or delays in our strategies, whether actual or perceived, in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.

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

Several parts of our business, including our nitrogen production business, our foods business and portions of our global grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our subsidiaries and limited liability companies in which we have a controlling interest. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might experience business or financial stresses that impact their ability to effectively operate the joint venture, or might become bankrupt or fail to fund their share of the business; in which case, the joint venture may be unable to access needed growth capital without funding from us and/or any other remaining co-venturers. Co-venturers may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our day-to-day business. In addition, we may, in certain circumstances, be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

    We have made certain assumptions and projections regarding the future of the markets served by our joint venture investments that included projected raw materiality availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. For example, assumptions we made in connection with our investment in CF Nitrogen may not align with future demand for nitrogen-based products or the cost or availability of natural gas, the primary feedstock utilized for CF Nitrogen's nitrogen-based products.

The collapse of certain banks and potentially other financial institutions may adversely impact us.

Since March 2023, there have been reports of bank instability across the globe, including several U.S. banks shutting down with the Federal Deposit Insurance Corporation being appointed as a receiver. Despite the steps taken to date by U.S. agencies to protect depositors, this instability and subsequent pressure on banks could lead to failures of financial institutions to which we face direct or significant exposure, and may lead to significant disruptions to our operations, financial position and reputation. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We are taking steps to identify any potential impact and minimize any disruptions to our operations. However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on financial institutions.

Risks Related to Laws and Regulations

Government policies, mandates, regulations and trade agreements could adversely affect our operations and profitability.

    Our business is subject to numerous government policies, mandates and regulations that could have an adverse effect on our operations or profitability. For example, government policies, mandates and regulations related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, and renewable and low-carbon fuels could have an adverse effect on our operations or profitability by, among other things, influencing the planting of certain crops, the location and extent of crop production, trade of processed and unprocessed commodity products, volumes and types of imports and exports, availability and competitiveness of feedstocks as raw materials, and viability and volume of certain of our products. In our Energy segment, government policies, mandates and regulations designed to stop or impede development or production of petroleum-based products, such as those limiting or banning use of hydraulic fracturing, drilling or oilsands production or restricting the sale of new combustion-engine vehicles, could adversely affect our operations and profitability.

We could be the target of claims of false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front-of-pack labeling, and serving size regulations) or evolving interpretations of existing legal or regulatory requirements may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

    In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. In many countries around the world, historical free trade relationships are being challenged, and it is unclear what changes, if any, will be made to international trade agreements that are relevant to our business activities. These actions and uncertainties have led to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, all of which have resulted in reduced volumes of grain exports overall and have presented challenges and uncertainties for our business. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers, and we cannot predict the effects of future trade policies, disputes or agreements on our business. Tariffs and trade restrictions that are implemented on products that we buy and/or sell could increase the cost of those products or adversely affect the availability of market access. These cost increases and market changes could adversely affect demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries, such as the economic sanctions that were imposed by the U.S. government on Russia and certain of its citizens and enterprises in connection with Russia's war with Ukraine. These restrictions and those of other governments could limit our ability to gain access to business opportunities in various countries.

Changes in federal income tax laws or in our tax status could increase our tax liability and reduce our net income significantly.

Current federal income tax laws, regulations and interpretations, including those specific to the taxation of cooperatives, provide us certain income tax benefits such as allowing us to exclude income generated through business with or for a member (patronage-sourced income) from our taxable income to the extent it is distributed back to our members. We continue to monitor potential changes to federal income tax laws, regulations or interpretations, such as the Inflation Reduction Act of 2022, H.R. 5376, to evaluate their potential impact on our business, tax position and financial results. If in the future, for example, we were to be subject to a corporate alternative minimum tax, or we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

We incur significant costs in complying with applicable laws and regulations. Any failure to comply with these laws and regulations, or to make capital or other investments necessary to comply with these laws and regulations, could expose us to unanticipated expenditures and liabilities.

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, the compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") and related regulations continue to evolve, as federal agencies have implemented and continue to implement the act's many provisions through regulation. These efforts to change the regulation of financial markets subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives have imposed and may continue to impose additional costs on us, including operating and compliance costs, and the cost of fines or penalties in the event we do not comply, and could materially affect the availability, as well as the cost and terms, of certain transactions. Certain federal regulations addressing Dodd-Frank are still being implemented and others are being finalized. We will continue to monitor these developments. In addition, new laws and regulations that are applicable to us or our businesses may be adopted, and the change in the U.S. government's administration and its policies may increase the likelihood of such legal and regulatory developments. If new laws or regulations become applicable to us or our businesses, our compliance costs could increase. Any of the above matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or the discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, criminal fines and penalties, and recalls of our products. For example, we regularly maintain hedges to manage the price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and governing bodies, including the CME, NYMEX, CBOT, MGEX and CFTC. All exchanges have broad powers to review required records, to investigate and enforce compliance and to punish noncompliance by entities subject to their jurisdiction. Failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial fines or penalties or limitations on our related operations. In addition, any investigation or proceeding by an exchange or the CFTC, whether successful or unsuccessful, could result in substantial costs, diversion of resources, including management time, and potential harm to our reputation, all of which could have a material adverse effect on our business financial condition, liquidity, results of operations and prospects.

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

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations, or other developments in these areas could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or unforeseen changes to our operations, either of which could adversely affect us. For example, in December 2015, 195 countries adopted a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures below 2 degrees Celsius above preindustrial levels and to pursue efforts to limit the temperature increase to 1.5 degrees Celsius above preindustrial levels. Participation in the Paris Agreement is subject to the concurrence of the United States Executive Branch Administration then in office. As a result, adherence to the Paris Agreement may vary by administration. The current administration is supportive of the Paris Agreement. Executive orders issued by the current administration, actions by various U.S. federal regulatory agencies, enactment of the Inflation Reduction Act of 2022 and the current administration's announced goal of halving U.S. greenhouse gas ("GHG") emissions by 2030 and reaching net-zero emissions by 2050 are also evidence of the current United States administration's intent to undertake numerous initiatives in an effort to reduce GHGs. New federal legislation or regulatory programs that restrict emissions of GHGs, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards or mandates for renewable energy, or comparable new state legislation or programs or customer requirements in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. In addition, new legislation, regulatory programs, or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment.

Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year, which affects the domestic market for ethanol. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity and RINs must be purchased on the open market. In recent years, the price of RINs has been extremely volatile. For example, in fiscal 2023, prices for D6 ethanol RINs and D4 ethanol RINs rose by 22% and 5%, respectively, compared to the prior year. Continued RIN volatility could have a negative impact on our future refined fuels margins, as experienced during fiscal 2023. In addition, certain states have established proposed laws around low-carbon fuel standards that require refiners to sell fuel with carbon intensity values at certain established benchmarks, or else purchase a sufficient number of credits on the open market to meet the benchmark.

Environmental liabilities and litigation could have a material adverse effect on us.

Many of our current and former facilities have been in operation for many years. Over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes, including liquid fertilizers, chemicals and fuels stored in underground and aboveground tanks, that are or might be considered hazardous under applicable or future enacted environmental laws. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, injunctions or other costs, such as capital expenditures. In addition, an owner or operator of contaminated property and a party that sends hazardous materials to such site for treatment, storage, disposal or recycling can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which could have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized by us until the related costs are considered probable and can be reasonably estimated.

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

Public concern regarding the potential effects of climate change have directed increased attention toward the funding sources of energy-related businesses. As a result, some financial institutions, funds and other sources of capital have reduced or restricted lending to, or investing in, companies that operate in the energy industry. Limiting energy-related businesses' access to capital could make it more difficult for us to secure external financing, which could in turn restrict our current operations and growth opportunities, adversely affect our operating results and restrict our ability to repay our existing debts.

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

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	11 locations in Colorado, Iowa, Maine, Minnesota, Missouri, North Dakota, Washington and Wisconsin; the locations in Yuma, Colorado; Glenwood, Minnesota; Hannaford, North Dakota; and Yakima, Washington, are owned by CHS; the location in Rockville, Minnesota, is 50% owned by CHS; all other locations are either fully or partially leased

Description	Location(s)
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	12 locations in Kansas, Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Zip Trip corporate headquarters	Leased office space in Spokane, Washington
Convenience stores/gas stations	39 locations in Colorado, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming, five of which are leased
Lubricant plants/warehouses	Inver Grove Heights, Minnesota; Kenton, Ohio; and Amarillo, Texas; the location in Inver Grove Heights is leased
Ag
Global Grain and Processing
Grain terminals	14 locations in the United States, including sites in Illinois, Iowa, Louisiana, Minnesota, Mississippi, Texas and Wisconsin
5 locations in Brazil
3 locations in Europe, including in Hungary and Romania
Fertilizer terminal	Argentina
Grain marketing offices	2 locations in the United States, including in Minnesota and Nebraska
18 locations in South America, including in Argentina, Brazil, Paraguay and Uruguay
8 locations in Europe, including in Bulgaria, Hungary, Italy, Romania, Serbia, Spain, Switzerland and Ukraine
4 locations in Asia, including in China, Singapore, South Korea and Taiwan
All locations are leased other than the office in Rochester, Minnesota, which is owned
Oilseed facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing plants	Fargo and Grandin, North Dakota
Storage and warehouse facilities	Joliette, North Dakota; and a leased facility in Winkler, Canada
Ethanol plants	Annawan and Rochelle, Illinois
Country Operations
Agri-operations facilities	Approximately 415 community locations (some of the facilities are on leased land) located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas and Washington
Feed manufacturing facilities	Nine locations in Iowa, Montana, North Dakota, Oregon and South Dakota

Description	Location(s)
Wholesale Agronomy
Deepwater port	Galveston, Texas
Terminals	11 locations in Illinois, Iowa, Kentucky, Louisiana, Minnesota, South Dakota and Texas; facilities in Owensboro, Kentucky; and Galveston, Texas, are on leased land
Bulk chemical rail terminal facility	Brooten, Minnesota
Distribution warehouses	27 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin; all facilities are leased except those in Laurens, Iowa; Willmar, Minnesota (two locations); Fargo and Minot, North Dakota; and Black River Falls, Wisconsin
Corporate and Other
Corporate headquarters	We lease a 24-acre campus in Inver Grove Heights, Minnesota, consisting of one building with approximately 320,000 square feet of office space; we own an additional nine acres of land adjacent to the leased property on which we have two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Leased facilities in Eagan, Minnesota; Kansas City, Missouri; Watertown, South Dakota; and Washington, District of Columbia

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As a cooperative, we do not have common stock that is traded or otherwise outstanding. We did not sell any equity securities during the three years ended August 31, 2023, that were not registered under the Securities Act of 1933.

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
•Fiscal 2023 Highlights
•Fiscal 2024 Outlook
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

    The consolidated financial statements include the accounts of CHS and all subsidiaries and limited liability companies in which we have control. The effects of all significant intercompany transactions have been eliminated.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, global demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.

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

Fiscal 2023 Highlights

•Robust global demand and market volatility continued to result in higher commodity prices that are elevated from historical averages.
•Our Energy segment delivered strong earnings as a result of favorable market conditions in our refined fuels business, including sustained high global demand for energy products, as consumption outpaced supply.
•In our Ag segment, strong meal and oil demand resulted in improved crush margins that contributed to higher earnings in our oilseed processing business, which was partially offset by decreased prices for agronomy products.
•Equity method investments performed well, with our CF Nitrogen and Ventura Foods investments being the largest contributors.

Fiscal 2024 Outlook

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2024. These factors include the ongoing war between Russia and Ukraine and escalation of conflict in the Middle East, shifts in global trade flows for commodities, a higher interest rate environment, and inflationary pressures increasing costs of labor, freight and materials. In addition to these broad macroeconomic factors, other factors could impact the demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which remains volatile and could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect the imbalance between global supply and strong global demand for energy and agricultural commodities to continue to moderate in fiscal 2024. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts in fiscal 2024. Refer to Item 1A of this Annual Report on Form 10-K for additional consideration these risks may have on our business operations and financial performance.

We will continue to execute our enterprise priorities for fiscal 2024, including empowering and investing in our people, accelerating our operating model to better serve owners and customers, leveraging our financial strength to navigate dynamic and changing market conditions, and elevating sustainable growth through empowered teams, an integrated operating model and a solid financial foundation.

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

	Years Ended August 31,
	2023	2022
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	94,692	103,525
All other crude oil	70,397	73,171
Other feedstocks and blendstocks	11,804	14,179
Total refinery throughput volumes	176,893	190,875
Refined fuel yields
Gasolines	81,006	89,084
Distillates	76,613	82,291
*Lower refinery throughput volumes and refined fuel yields experienced during fiscal 2023 are primarily due to a planned shutdown to perform major maintenance at our Laurel, Montana, refinery during the third quarter of fiscal 2023.

    We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 ethanol RINs rising by 22% and 5%, respectively, during fiscal 2023 compared to the prior year, which negatively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and inputs such as crude oil) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both increased in fiscal 2023, compared to the prior year, contributing to improved IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Years Ended August 31,
	2023	2022
Market indicators
WTI crude oil (dollars per barrel)	$78.25	$91.84
WTI - WCS crude oil discount (dollars per barrel)	$19.94	$14.93
Group 3 2:1:1 crack spread (dollars per barrel)*	$36.17	$30.67
Group 3 5:3:2 crack spread (dollars per barrel)*	$34.25	$29.02
D6 ethanol RIN (dollars per RIN)	$1.5725	$1.2859
D4 ethanol RIN (dollars per RIN)	$1.6380	$1.5560
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices outside our control. The table below provides information about average market prices for agricultural commodities and our sales/throughput volumes that impacted our Ag segment for the years ended August 31, 2023 and 2022:

		Years Ended August 31,
	Market Source*	2023	2022
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$6.19	$6.45
Soybeans (dollars per bushel)	Chicago Board of Trade	$14.50	$14.65
Wheat (dollars per bushel)	Chicago Board of Trade	$7.17	$8.63
Urea (dollars per ton)	Green Markets NOLA	$420.06	$644.93
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$349.87	$521.28
Ethanol (dollars per gallon)	Chicago Platts	$2.36	$2.62

Volumes
Grain and oilseed (thousands of bushels)		2,108,183	2,247,254
North American grain and oilseed port throughput (thousands of bushels)		557,414	674,350
Wholesale crop nutrients (thousands of tons)		6,628	6,589
Ethanol (thousands of gallons)		968,516	915,087
*Market source information represents the average month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2023		2022
	Dollars	% of Revenues*	Dollars	% of Revenues*
	(In thousands)		(In thousands)
Revenues	$45,590,004	100.0%	$47,791,666	100.0%
Cost of goods sold	43,213,739	94.8	45,664,745	95.5
Gross profit	2,376,265	5.2	2,126,921	4.5
Marketing, general and administrative expenses	1,032,765	2.3	997,835	2.1
Operating earnings	1,343,500	2.9	1,129,086	2.4
Interest expense	137,442	0.3	114,156	0.2
Other income	(112,131)	(0.2)	(23,760)	—
Equity income from investments	(689,590)	(1.5)	(771,327)	(1.6)
Income before income taxes	2,007,779	4.4	1,810,017	3.8
Income tax expense	107,655	0.2	132,116	0.3
Net income	1,900,124	4.2	1,677,901	3.5
Net loss attributable to noncontrolling interests	(314)	—	(861)	—
Net income attributable to CHS Inc.	$1,900,438	4.2%	$1,678,762	3.5%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for fiscal 2023. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income Before Income Taxes by Segment

Energy

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$1,075,443	$616,551	$458,892	74.4%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the year ended August 31, 2023, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT for fiscal 2023 reflects the following:
•Higher crack spreads and increased WCS crude oil discounts reflect higher global demand and improved market conditions in our refined fuels business and contributed to a $533.2 million increase of IBIT.
•Higher margins for refined fuels and propane attributable to hedging-related impacts due to global market conditions affecting the price of these products contributed $135.0 million and $68.2 million of increased IBIT, respectively.
•Increased IBIT was partially offset by the impact of decreased refined fuels production volumes primarily due to planned major maintenance at our Laurel refinery that reduced the sales mix of higher-margin produced refined fuels products relative to lower-margin purchased refined fuels products and contributed to a $127.0 million decrease of IBIT.
•Increased costs in our refined fuels business also partially offset increased IBIT, the most significant of which included $84.0 million related to higher market-driven RIN prices and $77.0 million of higher refinery expenses, the largest of which was repairs and maintenance, in the current year.

Ag

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$411,808	$657,586	$(245,778)	(37.4)%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the year ended August 31, 2023, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT for fiscal 2023 reflects the following:
•Decreased margins across most of our Ag segment product categories during the year, including:
◦$232.6 million decrease for wholesale and retail agronomy products, which experienced market-driven price decreases throughout fiscal 2023 compared to historically high prices in the prior year;
◦$51.5 million decrease for renewable fuels due to lower ethanol prices; and
◦$46.2 million decrease for grain and oilseed as a result of the timing of the impact of mark-to-market adjustments associated with our commodity derivatives.
•The margin decrease in our Ag segment was partially offset by $90.2 million of increased margins in our oilseed processing products due to strong meal and oil demand.

All Other Segments

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$260,760	$477,985	$(217,225)	(45.4)%
Corporate and Other IBIT	$259,768	$57,895	$201,873	348.7%
*See Note 6, Investments, of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

    Our Nitrogen Production segment IBIT decreased from the prior year as a result of lower equity income attributed to significantly decreased selling prices of urea and UAN due to global supply and demand factors. Corporate and Other IBIT increased primarily due to a $144.3 million increase of equity income from our Ventura Foods investment as a result of more favorable market conditions for edible oils experienced during the current year compared to the prior year and a gain associated with the sale of certain assets. The remaining increase was mostly due to a larger cash balance earning a higher interest rate compared to the prior year.

Revenues by Segment

Energy

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$10,096,913	$10,294,774	$(197,861)	(1.9)%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the year ended August 31, 2023, compared to the prior year:
The change in Energy segment revenues for fiscal 2023 reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $222.0 million and $185.6 million decreases in revenues for refined fuels and propane, respectively.
•Higher refined fuels volumes driven by strong demand contributed to increased revenues of $215.4 million.

Ag

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$35,425,204	$37,460,211	$(2,035,007)	(5.4)%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the year ended August 31, 2023, compared to the prior year:
The change in Ag segment revenues for fiscal 2023 reflects the following:
•Volumes decreased within our grain and oilseed products primarily as a result of lower global demand for U.S. grain, which contributed to a $1.5 billion decrease in revenues.
•Wholesale and retail agronomy products experienced market-driven price decreases throughout fiscal 2023, resulting in decreased revenues of $844.6 million.
•Lower prices for renewable fuels due to global market conditions contributed to decreased revenues of $292.8 million.
•Higher pricing for grain and oilseed and oilseed processing products partially offset overall Ag segment price decreases, contributing $332.5 million and $80.0 million increases in revenues due to favorable global market conditions and strong meal and oil demand, respectively.

All Other Segments*

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues	$67,887	36,681	$31,206	85.1%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Corporate and Other revenues increased during fiscal 2023 compared to the prior year primarily as a result of increased interest income in our financing business due to higher interest rates and a larger notes receivable balance.

Cost of Goods Sold by Segment

Energy

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,718,224	$9,358,627	$(640,403)	(6.8)%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the year ended August 31, 2023, compared to the prior year:
The change in Energy segment COGS for fiscal 2023 reflects the following:
•Global market conditions contributed to decreased costs for refined fuels and propane that drove $584.3 million and
$254.2 million decreases in COGS, respectively.
•Higher volumes of refined fuels resulting from higher demand partially offset the overall COGS decrease and contributed to increased COGS of $193.5 million.

Ag

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$34,501,163	$36,308,514	$(1,807,351)	(5.0)%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the year ended August 31, 2023, compared to the prior year:
The change in Ag segment COGS for fiscal 2023 reflects the following:
•Volumes decreased within our grain and oilseed products primarily as a result of lower global demand for U.S. grain, which contributed to a $1.5 billion decrease in COGS.
•Wholesale and retail agronomy products experienced market-driven cost decreases throughout fiscal 2023, resulting in decreased COGS of $612.0 million.
•Lower costs for renewable fuels resulted from decreased corn input costs, which contributed to decreased COGS of $241.3 million.
•Higher costs for grain and oilseed products due to global market conditions partially offset the overall Ag segment COGS decrease, contributing to a $378.7 million increase in COGS.

All Other Segments

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,693	$1,669	$24	1.4%
Corporate and Other COGS	$(7,341)	$(4,065)	$(3,276)	(80.6)%

    There were no significant changes to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2023 compared to the prior year.

Marketing, General and Administrative Expenses

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$1,032,765	$997,835	$34,930	3.5%

    Marketing, general and administrative expenses increased during fiscal 2023 primarily due to increased compensation expenses and, to a lesser degree, higher consulting expenses primarily associated with our enterprise resource planning system implementation and other technologies to advance our operating model.

Interest Expense

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest expense	$137,442	$114,156	$23,286	20.4%

    Interest expense increased during fiscal 2023 as a result of higher interest rates compared to the prior year, which was partially offset by decreased notes payable balances compared to the prior year.

Other Income

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Other income	$112,131	$23,760	$88,371	371.9%

    Other income increased during fiscal 2023 primarily a result of increased interest income due to higher interest rates and a larger cash balance earning interest compared to the prior year.

Equity Income from Investments

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$689,590	$771,327	$(81,737)	(10.6)%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Equity income from investments decreased during fiscal 2023 compared to the prior year, primarily due to lower income associated with our equity method investment in CF Nitrogen, which was partially offset by higher income associated with our equity investment in Ventura Foods. Equity income decreased for CF Nitrogen as a result of lower selling prices for urea and UAN due to global supply and demand factors. Equity income increased for Ventura Foods as a result of more favorable market conditions for edible oils and a gain associated with the sale of certain assets.

Income Tax Expense

	Years Ended August 31,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$107,655	$132,116	$(24,461)	(18.5)%

    Decreased income tax expense resulted from additional Domestic Production Activities Deduction ("DPAD") benefit during fiscal 2023 and fewer nondeductible items compared to fiscal 2022. Effective tax rates for the years ended August 31, 2023 and 2022, were 5.4% and 7.3%, respectively. Federal and state statutory rates of 24.5% and 24.4% were applied to nonpatronage business activity for the years ended August 31, 2023 and 2022, respectively. Income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity.

Comparison of Results of Operations for the Years Ended August 31, 2022 and 2021

    For a discussion of results of operations for fiscal 2022 compared to fiscal 2021, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2022, filed with the SEC on November 2, 2022.

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

	August 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$1,765,286	$793,957
Notes payable	547,923	606,719
Long-term debt including current maturities	1,827,658	1,958,814
Total equities	10,452,389	9,461,266
Working capital	3,229,455	2,425,878
Current ratio*	1.5	1.3
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions ("Securitization Facility"). On April 21, 2023, we amended and restated our five-year unsecured revolving credit facility, which provides a committed amount of $2.8 billion. That facility now expires on April 21, 2028. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. On January 24, 2023, we entered into a Note Purchase Agreement to borrow $150.0 million of debt in the form of a note. The note matures on January 24, 2030, and interest accrues at a rate of 5.68%, subject to certain adjustments depending on our ratio of consolidated funded debt to consolidated cash flow, and the proceeds were used to retire maturing debt. See Note 9, Notes Payable and Long-Term Debt, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our short-term borrowings and long-term debt, including tables with summarized long-term debt outstanding. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

Annually, our Board of Directors approves our capital expenditure budget. Our fiscal 2024 capital expenditure priorities include maintaining our assets through repairs and maintenance; complying with environmental, health and safety requirements; enhancing information technology capabilities; improving productivity; and growth. Our refining business requires continued investment in our refining process to maintain its safety, operational reliability and profitability. In addition, our Board of Directors annually approves our cash patronage and equity redemptions to be paid in fiscal 2024, based on fiscal 2023 financial performance. The following is a summary of our primary cash requirements for fiscal 2024:

•Capital expenditures. We expect total capital expenditures for fiscal 2024 to be approximately $945.2 million, compared to capital expenditures of $564.5 million in fiscal 2023. Increased capital expenditures for fiscal 2024 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth.
•Major maintenance. We expect total major maintenance for fiscal 2024 to be approximately $31.0 million, compared to major maintenance of $217.4 million in fiscal 2023. Decreased major maintenance for fiscal 2024 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our Laurel refinery during fiscal 2023.

•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2023. We expect to pay dividends on our preferred stock of approximately $170.2 million during fiscal 2024.
•Patronage. Our Board of Directors authorized approximately $365.0 million of our fiscal 2023 patronage-sourced earnings to be paid to our member-owners during fiscal 2024.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $365.0 million to be distributed in fiscal 2024 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2024 with respect to the amounts it has authorized for redemption during the fiscal year.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of August 31, 2023. Based on our current 2024 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Working capital as of August 31, 2023 and 2022, was as follows:

	2023	2022	Change
	(Dollars in thousands)
Current assets	$9,128,649	$9,377,847	$(249,198)
Less current liabilities	5,899,194	6,951,969	(1,052,775)
Working capital	$3,229,455	$2,425,878	$803,577

As of August 31, 2023, working capital increased by $803.6 million compared with August 31, 2022. Current asset balance changes decreased working capital by $249.2 million, primarily due to decreases in receivables and inventories, which were driven by lower commodity prices and volumes. Current liabilities balance changes increased working capital by $1.1 billion, primarily due to a decrease in the current portion of long-term debt due to lower scheduled debt maturities in fiscal 2024, as well as decreases in customer advance payments and accounts payable due to lower commodity prices and volumes.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

Our estimated future obligations as of August 31, 2023, include both current and long-term obligations. During fiscal 2024, we have a current obligation to repay $1.1 million of long-term debt, as well as $88.3 million of interest related to long-term debt. Beyond fiscal 2024, our long-term debt obligation is $1.8 billion and interest payments related to long-term debt of $367.5 million. For finance leases, we have a current and long-term obligation of $8.5 million and $50.6 million, respectively. For operating leases, we have a current and long-term obligation of $70.4 million and $228.4 million, respectively. See Note 9, Notes Payable and Long-Term Debt, and Note 19, Leases, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our long-term debt and leases, respectively. We enter into purchase obligations that are legally binding and into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. Our current and long-term obligation for such arrangements is $6.9 billion and $847.7 million, respectively.

Cash Flows

	Years Ended August 31,
	2023	2022	Change
	(Dollars in thousands)
Net cash provided by operating activities	$3,284,182	$1,946,518	$1,337,664
Net cash used in investing activities	(950,191)	(457,084)	(493,107)
Net cash used in financing activities	(1,395,468)	(1,113,688)	(281,780)
Effect of exchange rate changes on cash and cash equivalents	2,590	(14,756)	17,346
Net increase in cash and cash equivalents and restricted cash	$941,113	$360,990	$580,123

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $1.3 billion increase in cash provided by operating activities in fiscal 2023 primarily reflects decreases in receivables and inventories, which resulted from a combination of reduced prices and volumes, as well as increased net income during fiscal 2023 compared to fiscal 2022.

The $493.1 million increase in cash used in investing activities in fiscal 2023 reflects larger expenditures for property, plant and equipment and major maintenance during fiscal 2023 compared to fiscal 2022.

The $281.8 million increase in cash used in financing activities in fiscal 2023 primarily reflects increased cash outflows for patronage paid and equity redemptions during fiscal 2023 compared to fiscal 2022.

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

Deferred Tax Assets and Uncertain Tax Positions

We assess whether a valuation allowance is necessary to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. While we have considered future taxable income, as well as other factors, in assessing the need for the valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made. We are also significantly impacted by utilization of tax credits, some of which were passed to us from the McPherson refinery, related to refinery upgrades that enable us to produce ultra-low-sulfur fuels. Our tax credit carryforwards are available to offset future federal and state tax liabilities with the tax credits becoming unavailable to us if not used by their expiration date. Our net operating loss carryforwards for tax purposes are available to offset future taxable income. If our loss carryforwards are not used, they will expire.

    Tax benefits related to uncertain tax positions are recognized in our financial statements if it is more likely than not the position would be sustained upon examination by a tax authority that has full knowledge of all relevant information. The benefits are measured using a cumulative probability approach. Under this approach, we record in our financial statements the greatest amount of tax benefits that have a more than 50% probability of being realized upon final settlement with the tax authorities. In determining these tax benefits, we assign probabilities to a range of outcomes that we feel we could ultimately settle on with the tax authorities using all relevant facts and information available at the reporting date. Due to the complexity of these uncertainties, the ultimate resolution may result in a benefit that is materially different than our current estimate.

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
Based on our net fair market value calculation as of August 31, 2023, a 10% adverse change in market prices would not materially affect our results of operations. While we use commodity futures and forward contracts as economic hedges of price risk and our operations have effective economic hedging requirements as a general practice, we cannot ensure that these risk management activities will offset all financial impact resulting from an adverse change in market prices. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, volatility of the commodity markets and availability of hedging instruments. Utilization of derivatives and hedging activities is described more fully in Note 15, Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	Expected Maturity Date						Total	Fair Value Liability
	2024	2025	2026	2027	2028	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$375,932	$—	$—	$—	$—	$—	$375,932	$375,932
Average interest rate	5.4%	—	—	—	—	—	5.4%	—
Variable rate CHS Capital short-term notes payable	$171,991	$—	$—	$—	$—	$—	$171,991	$171,991
Average interest rate	4.2%	—	—	—	—	—	4.2%	—
Fixed rate long-term debt	$1,060	$330,187	$80,020	$58,021	$190,000	$755,000	$1,414,288	$1,290,308
Average interest rate	6.7%	4.2%	4.8%	4.7%	4.0%	4.2%	4.2%	—
Variable rate long-term debt	$—	$—	$366,000	$—	$—	$—	$366,000	$348,436
Average interest rate (a)	—	—	6.9%	—	—	—	6.9%	—
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

Foreign Currency Risk

    We were exposed to risk regarding foreign currency fluctuations during fiscal 2023 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amount of our foreign exchange derivative contracts was $1.9 billion as of August 31, 2023 and 2022, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of August 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management's assessment using this framework, management concluded that, as of August 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On November 7, 2023, we and Mr. Debertin entered into another amendment to the Employment Agreement ("Employment Agreement Amendment No. 4"), in order to, among other things, recognize his outstanding performance and long tenure and to further emphasize performance-based incentive award opportunities that can be earned for long term strategy execution as reflected in our results relative to goals set at the start of the multi-year performance period, pursuant to which:

•During the 2024-2026 ELTIP performance period (and any ELTIP performance period thereafter), Mr. Debertin will be entitled to a target ELTIP award opportunity of 5 times his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold ELTIP award opportunity equal to one-half of the target ELTIP award opportunity and a maximum ELTIP award opportunity equal to twice the target ELTIP award opportunity. Prior to the execution of Employment Agreement Amendment No. 4, the Employment Agreement (as amended) provided Mr. Debertin with a target ELTIP award opportunity of 3 times his average annual base salary over each three-year performance period applicable to that award opportunity with a maximum ELTIP award opportunity equal to two times his target ELTIP award opportunity; and

•During the fiscal year 2024-2026 ELTIP performance period (and any ELTIP performance period thereafter), if Mr. Debertin's employment ends due to death or permanent disability (as defined in our ELTIP) or if he is employed for at least 6 months of such a performance period and his employment ends due to retirement approved (such approval not to be unreasonably withheld) by our Board of Directors, then upon completion and certification of performance results for such performance period, he will be eligible for a vested full grant participation in the applicable ELTIP award with the payout factor calculated at the same time as other participants.

The foregoing description of the Employment Agreement Amendment No. 4 does not purport to be complete and is qualified in its entirety by reference to Employment Agreement Amendment No. 4, which is filed as Exhibit 10.1D to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

    The table below provides certain information regarding each of our directors, as of August 31, 2023:

Name	Age	Director Region	Director Since
David Beckman	63	8	2018
Clinton J. Blew	46	8	2010
Hal Clemensen	63	4	2019
Scott Cordes	62	1	2017
Jon Erickson	63	3	2011
Mark Farrell	64	5	2016
Steve Fritel	68	3	2003
Alan Holm	63	1	2013
David Johnsrud	69	1	2012
Tracy Jones	60	5	2017
David Kayser	64	4	2006
Russell Kehl	48	6	2017
Perry Meyer	69	1	2014
Daniel Schurr	58	7	2006
Jerrad Stroh	53	8	2022
Kevin Throener	51	3	2019
Cortney Wagner	45	2	2020

    As a cooperative, members of our Board of Directors are nominated and elected by our members as required by our bylaws. As described below under "Director Elections and Voting," to ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The members in each region nominate and elect the number of directors for that region as set forth in our bylaws. Neither management nor the incumbent directors have any control over the nominating process for directors. As described below under "Director Elections and Voting," to be eligible for service as a director, a nominee must, among other things, (i) be an active farmer or rancher, (ii) be a Class A individual member of CHS or a member of a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. In general, our directors operate large commercial agricultural enterprises, which require expertise in all areas of management, including financial oversight. Nearly all directors also have experience serving on local cooperative association boards and all participate in a variety of agricultural and community organizations. Our directors complete the National Association of Corporate Directors comprehensive Director Professionalism course and earn the Certificate of Director Education. We believe that each of our directors meets the aforementioned eligibility requirements and qualifications described under "Director Elections and Voting" to serve on the Board of Directors.

    David Beckman has been a member of the CHS Board of Directors since 2018. He is vice chair of the Audit Committee and a member of the Capital Committee. He is a former secretary of the Nebraska Cooperative Council and former board chair for Central Valley Ag Cooperative in York, Nebraska. He holds a bachelor's degree in agronomy from the University of Nebraska-Lincoln. Mr. Beckman's principal occupation has been farming for more than five years. In partnership with his family, he raises irrigated corn and soybeans and operates a custom hog-feeding operation near Elgin, Nebraska.

    Clinton J. Blew, Second Vice Chair, has been a member of the CHS Board of Directors since 2010. He serves on the Governance and Corporate Risk Committees. Mr. Blew has also served as first vice chair of the Executive Committee of the Board. He is a former member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Hutchinson Community College Ag Advisory Board, Kansas Livestock Association, Texas Cattle Feeders Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in south-central Kansas.

    Hal Clemensen has been a member of the CHS Board of Directors since 2019. He is chair of the Government Relations Committee and a member of the Corporate Risk Committee. He serves on the board of trustees for Presentation College. He is a former member of the Agtegra Cooperative board and previously served as a director of the South Dakota Value Added Agriculture Development Center, South Dakota Soybean Association and Redfield Farmers Union Oil Company and has served on the Avera Rural Cancer Advisory Board. He holds a bachelor's degree in agricultural economics and agricultural business from South Dakota State University. Mr. Clemensen's principal occupation has been farming for more than five years. He and his wife raise corn, soybeans and wheat in Brown and Spink counties in South Dakota.

    Scott Cordes, First Vice Chair, has been a member of the CHS Board of Directors since 2017. He is vice chair of the Corporate Risk Committee and a member of the Governance Committee. He serves as a director and past chair of Security State Bank of Wanamingo. Previously, he served as a director of Cooperative Network, the Minneapolis Grain Exchange and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than five years. Prior to his current occupation, he was president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS Inc. He co-owns and operates a corn and soybean farm near Wanamingo, Minnesota.

    Jon Erickson has been a member of the CHS Board of Directors since 2011. He is a member of the Audit and Capital Committees and previously served as second vice chair of the Executive Committee of the Board. He is an advisory board member for the Quentin Burdick Center for Cooperatives, a board member of the State Historical Society of North Dakota Foundation, a council member of Rural Leadership North Dakota and a member of the North Dakota Farmers Union and North Dakota Stockmen's Association. He holds a bachelor's degree in agricultural economics from North Dakota State University. Mr. Erickson's principal occupation has been farming for more than five years, and he raises grain and oilseed and operates a commercial Hereford-Angus cow-calf business near Minot, North Dakota.

    Mark Farrell has been a member of the CHS Board of Directors since 2016. He is vice chair of the CHS Foundation Board of Trustees and a member of the Governance Committee. Previously, he served as a director and president of the Premier Cooperative board and as a director of Mount Horeb Farmers Co-op and United Ethanol. He graduated from the University of Wisconsin-Madison Agricultural & Life Sciences Farm & Industry Short Course. Mr. Farrell's principal occupation has been farming for more than five years. He raises corn and soybeans in Dane County, Wisconsin.

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

    Alan Holm, Assistant Secretary-Treasurer, has been a member of the CHS Board of Directors since 2013. Since 2021, he has been assistant secretary-treasurer of the Executive Committee of the Board. He is a member of the Government Relations and Capital Committees. He also serves on the board for Citizens Bank of Minnesota and is a former board chair of River Region Cooperative. He holds an associate degree in machine tool technology from Mankato (Minnesota) Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and owns and manages a cow-calf operation near Sleepy Eye, Minnesota.

    David Johnsrud has been a member of the CHS Board of Directors since 2012. He serves as chair of the Capital Committee and as vice chair of the Government Relations Committee. Previously, he served as board chair of AgCountry Farm Credit Services and board chair of the Cooperative Network and on the boards of the Minnesota Farm Credit Legislative Committee, Farmers Union Oil, CHS Prairie Lakes, Mid-Minnesota Association and Minnesota State Co-op Directors Association, including terms as board secretary for Farmers Union Oil and CHS Prairie Lakes. Mr. Johnsrud's principal occupation has been farming for more than five years. He raises corn and soybeans near Starbuck, Minnesota.

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

    Russell Kehl, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2017. Since 2019, Mr. Kehl has served as secretary-treasurer of the Executive Committee of the Board. He is vice chair of the Governance Committee and a member of the Capital Committee. He previously was a director of CHS SunBasin Growers and vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his wife operate a farm near Quincy, Washington, that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns a dry bean processing facility, runs a custom farming business and owns and operates a trucking and logistics company.

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

Jerrad Stroh has been a member of the CHS Board of Directors since 2022. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. He serves on the board of Cooperative Producers, Inc., and has completed the Nebraska Cooperative Council Director Certification program. Mr. Stroh’s principal occupation has been farming for more than five years. He and his family raise corn and soybeans near Juniata, Nebraska.

Kevin Throener has been a member of the CHS Board of Directors since 2019. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. He has served on the board of directors of CHS Dakota Plains and has been a member of Full Circle Ag, James Valley Ag and Agtegra cooperatives. He is active in the North Dakota Farmers Union and North Dakota Stockmen's Association. He attended North Dakota State University, majoring in agricultural systems management. Mr. Throener's principal occupation has been farming for more than five years. He and his wife and family raise corn, soybeans, alfalfa and cattle near Cogswell, North Dakota, and also operate a beef feedlot and custom forage harvesting business.

Cortney Wagner has been a member of the CHS Board of Directors since 2020. She is a member of the Corporate Risk and Government Relations Committees. She serves on the board of the Montana Council of Cooperatives. She holds a real estate license and has served as a trust associate at 1st National Bank and Trust Company. She earned an associate of arts degree from Williston State College and attended the University of North Dakota, majoring in business finance and psychology. Ms. Wagner's principal occupation has been farming for more than five years. She is a first-generation cattle and hay producer based near Hardin, Montana.

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

The following positions on the Board of Directors will be up for election at the 2023 Annual Meeting of Members:

Region	Incumbent
Region 1 (Minnesota)	Scott Cordes
Region 1 (Minnesota)	Open Seat
Region 2 (Montana and Wyoming)	Cortney Wagner
Region 3 (North Dakota)	Jon Erickson
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin)	Tracy Jones
Region 7 (Iowa, Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, South Carolina and Tennessee)	Daniel Schurr
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas)	Clinton J. Blew

    Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are also Class A or Class C members of CHS.

EXECUTIVE OFFICERS

    The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2023:

Name	Age	Position
Jay Debertin	63	President and Chief Executive Officer
David Black	57	Executive Vice President, Enterprise Transformation and Chief Information Officer
Richard Dusek	59	Executive Vice President, Country Operations, Distribution and Transportation
John Griffith	54	Executive Vice President, Ag Business and CHS Hedging
Gary Halvorson	50	Executive Vice President, Enterprise Customer Development
Darin Hunhoff	53	Executive Vice President, Energy
Mary Kaul-Hottinger	59	Executive Vice President, Chief Human Resources Officer
Olivia Nelligan	48	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	43	Executive Vice President, General Counsel

    Jay Debertin has been president and chief executive officer ("CEO") for CHS since May 2017. He leads the strategic leadership team in strengthening CHS by advancing operational excellence, strengthening CHS financial performance and building a team to grow core CHS businesses to create connections that empower agriculture. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of Energy and Foods where he led energy, transportation and processing at CHS. Mr. Debertin serves as chair of the board for Ventura Foods, LLC, and the National Council of Farmer Cooperatives. .He also serves on the board of directors for Securian Financial. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin-Madison.

David Black has been executive vice president, enterprise transformation, and chief information officer for CHS since December 2022. He is responsible for enterprise transformation, marketing and communications, sustainability and innovation, facilities and CHS global information technology. Mr. Black leads enterprise transformation efforts, driving ongoing companywide efficiency and opportunities for profitable growth, as well as strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide. He also oversees our owner and employee communications, advertising and public relations and CHS sustainability programs. Mr. Black serves on the boards of Ventura Foods and Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. He is former board chair of Ag Gateway, a nonprofit consortium of 300-plus businesses, which strives to promote, enable and expand e-business in agriculture. Mr. Black joined CHS in 2014 and previously worked at Monsanto Company, where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC, and was responsible for new business development. Mr. Black earned a bachelor's degree in computer science from Tarkio College.

Richard Dusek has been executive vice president, country operations, transportation and distribution, since November 2017. He leads transformation of the CHS retail operations and enterprise transportation platforms to serve as a critical distribution channel for our core businesses, aligning an enterprise supply chain for energy, agronomy, animal nutrition and grain product lines to serve our owners, and driving growth and efficiency through a customer-focused solutions platform. Mr. Dusek is a former board member of The Fertilizer Institute and Minneapolis Grain Exchange. He joined CHS in 1988 as a wheat trader. Prior to leading our retail business, Mr. Dusek held roles as vice president in our grain marketing and agronomy divisions. He earned a bachelor of science degree in agricultural economics from North Dakota State University and is a graduate of the Harvard Business School Advanced Management Program.

John Griffith has been executive vice president, ag business and CHS Hedging, since January 2021. He leads CHS global grain and processing operations and renewable fuels trading, supply chain management and risk management, including freight, currency, execution and trade finance. Mr. Griffith chairs the North American Export Grain Association board. He also serves as board chair for CHS Hedging, a commodities brokerage subsidiary of CHS, and represents CHS on the CF Nitrogen Board of Managers. He worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing, including senior vice president, CHS global grain marketing and CHS Hedging, and vice president, grain marketing North America. He earned a bachelor's degree from St. John's University and a master of business administration degree from Rockhurst University.

Gary Halvorson has been executive vice president, enterprise customer development, since December 2022. He is responsible for efforts across all businesses to deliver a focused and coordinated customer experience for owners and customers. He also oversees marketing and sales functions for CHS wholesale and retail agronomy businesses and agronomy product development, as well as CHS cooperative resources, which provides strategic business and talent planning for cooperatives. Mr. Halvorson serves on the advisory council for Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Mr. Halvorson has served on the National FFA Sponsors Board, the Agricultural Retailers Association board of directors and The Fertilizer Institute (TFI) board of directors. He joined CHS more than 20 years ago. Most recently, he led the CHS agronomy business. Prior to that, Mr. Halvorson held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for CHS country operations. He earned a bachelor's degree in business from Concordia University.

Darin Hunhoff has been executive vice president, energy, since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, refined fuels, propane and lubricants. In addition, he oversees CHS strategic sourcing, which creates value through an enterprisewide approach to sourcing and procurement. Mr. Hunhoff serves on the board of directors for Ardent Mills. He joined CHS more than 25 years ago as a petroleum specialist. He has also been chief strategy officer for CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

Mary Kaul-Hottinger has been executive vice president, chief human resources officer, for CHS since January 2023. Ms. Kaul-Hottinger sets direction and strategy to help CHS achieve key priorities with a focus on helping the organization attract, develop and retain high-performing and diverse talent to drive business growth and the company’s strategies. She also has responsibility for the company’s community giving and employee volunteerism. Ms. Kaul-Hottinger has more than 37 years of experience in human resources. She joined CHS in 2018 as the senior vice president, chief human resources officer, after serving 11 years at Ecolab as vice president of human resources for Ecolab’s global businesses, where she and her team supported multiple business units with more than 30,000 employees in the Americas, Europe, the Middle East, Africa and Asia Pacific. Prior to joining Ecolab in 2007, she served in human resources leadership roles supporting operating divisions at General Mills and Pillsbury. She also held human resources roles at Securian Financial, formerly Minnesota Life. Ms. Kaul-Hottinger serves on the board of Together We Grow, a consortium of major agribusiness and food interests building the workforce of tomorrow. She earned a bachelor’s degree in business administration from the University of St. Thomas.

Olivia Nelligan is executive vice president, chief financial officer and chief strategy officer for CHS, joining the organization in January 2020. She is responsible for finance activities and strategic planning across CHS and chairs the CHS Retirement Plan Committee. She also serves on the board of directors for Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Before joining CHS, Ms. Nelligan held executive positions in multiple organizations, as well as acting as a management consultant. Her past experience includes serving as chief executive officer of Nasco, LLC, a private equity-owned company. Ms. Nelligan spent 14 years with Kerry Group plc and was global chief financial and strategic planning officer of its Taste and Nutrition division when she left the company in 2016. She holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from University College Cork, Ireland, and a master of business administration degree from the University of Wisconsin-Madison. She is a fellow of Chartered Accountants Ireland and an associate member of the Institute of Taxation in Ireland.

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

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2023, and based further upon written representations received by us with respect to the need to file reports on Form 5, except for Mr. Black, who filed one late Form 5 in January 2023 relating to his sale of preferred stock, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2023.

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

AUDIT COMMITTEE MATTERS

    The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2023, the Audit Committee was comprised of Mr. Beckman, Mr. Cordes (from August 31, 2022 until January 12, 2023), Mr. Erickson, Mr. Fritel and Mr. Meyer (chair), Mr. Stroh and Mr. Throener (from January 12, 2023 until present), each of whom was an independent director during their service on the Audit Committee. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

    This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") during the year ended August 31, 2023:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	Executive Vice President, General Counsel
Darin Hunhoff	Executive Vice President, Energy
John Griffith	Executive Vice President, Ag Business and CHS Hedging

    CHS creates connections to empower agriculture for our producer and member cooperative owners and the communities in which we and our owners live and operate. Our compensation programs are aligned with our operational objectives and long-term business strategy and are designed to attract, reward and retain high-performing and diverse team members who are passionate about our mission and our members.

    This section outlines the objectives and principles underlying our compensation and benefit programs, as well as our compensation decisions for the CEO and other Named Executive Officers. In this Compensation Discussion and Analysis, the related compensation tables and the accompanying narratives, all references to a given year refer to our fiscal year ending on August 31 of that year.

Compensation Philosophy and Objectives

    The Governance Committee of our Board of Directors ("Governance Committee") oversees the design and administration of our executive compensation and benefit programs. The primary principles and objectives in compensating our executive officers are to:

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

Governance of Executive Compensation

    Our executive compensation programs are designed to attract and retain top talent executives and to motivate them to optimize member-owner returns and to execute our long-term strategies. The executive compensation program utilizes a pay for performance approach to link each executive's total compensation to a combination of the company's short-term and long-term financial performance and achievement of individual performance objectives.

    The Governance Committee assists the Board of Directors in fulfilling its responsibilities regarding matters that relate to governing the organization, including reviewing and making recommendations to the Board with respect to the establishment, material modification to, or amendment of incentive, bonus or other similar compensation plans in which other Named Executive Officers are eligible participants. The Governance Committee and the Executive Committee of our Board of Directors ("Executive Committee") have engaged a third-party consultant, Pay Governance LLC, to advise on the short-term and long-term incentive pay plans applicable to our senior executives, including our other Named Executive Officers. Annually, the Governance Committee establishes incentive plan goals applicable to our other Named Executive Officers under the incentive compensation plans to which they and other employees are eligible.

Pay Governance, LLC provides guidance to the Executive Committee regarding market-competitive levels of base pay, short-term incentive pay, long-term incentive pay and the overall compensation package for our CEO. Data and analysis is shared with the Executive Committee, which considers the data and analysis as part of its review of the CEO's pay. The Executive Committee recommends to our Board of Directors pay actions relative to our CEO and approves annual and long-term incentive awards for our CEO based on company performance against the preestablished financial goals and, as applicable, individual performance. The Board of Directors makes final decisions regarding our CEO's base pay, short-term incentive pay and long-term incentive pay, as well as the allocation between these components. In turn, our Board of Directors communicates this pay information to our CEO. There are no formal policies for allocation between long-term and short-term compensation other than the intention to be competitive with the external compensation market for comparable positions and to be consistent with our compensation philosophy and objectives. Our CEO is not involved with the selection of the third-party consultant and does not participate in or observe Executive Committee meetings that concern CEO compensation matters.

Based on a review of compensation market data provided by our human resources department (survey sources and methodology are explained below under "Components of Executive Compensation and Benefits"), with input from a third-party consultant if necessary, our CEO decides compensation levels for the other Named Executive Officers, recommends for the Board of Directors' approval the annual and long-term incentive financial performance goals applicable to the other Named Executive Officers (and other employees) and communicates base and incentive compensation to the other Named Executive Officers. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

Components of Executive Compensation and Benefits

    Our executive compensation and benefit program consists of seven components. Each component is designed to be competitive with the external market. In determining competitive compensation levels, we analyze independent compensation survey information, including comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2023, information from the following sources was considered:

•Willis Towers Watson General Industry Executive (U.S.)
•Willis Towers Watson Custom Peer Comparator Group Executive (U.S.; includes the portion of the 16 peer companies that elected to participate in the survey)
•US Mercer Benchmark Database/Total Remuneration Survey (Executive)
•Radford/Aon Global Compensation Database (Executive)

The survey and database data included a range of competitive pay levels, including median market rates for base salary, short-term incentive, total cash compensation, long-term incentive and total direct compensation. Companies included in the surveys and databases vary by industry, revenue and number of employees, and represent both public and private ownership, as well as nonprofit, government and mutual organizations.

In determining competitive compensation levels for the CEO, various factors were considered including market data from surveys and publicly available proxy compensation data from a specific comparator group of peer companies, which included 16 private, public and cooperative organizations in the agronomy, energy, food and grain industries. Our Board annually reviews the peer group companies list and makes adjustments to the peer group companies list based on internal and external market data. The Board approved the following comparator group for 2023:

Comparator Group
ADM	Conagra Brands	Kinder Morgan	Mosaic
Bunge	Phillips 66	Koch Industries*	Nutrien
CF Industries	General Mills	Land O'Lakes*	Valero Energy
Cargill*	HF Sinclair	Marathon Petroleum	Williams Companies
*While public disclosure of pay was not available, aggregate market data from surveys including these companies was considered.

The goal is to provide our executives with an overall total compensation package that is competitive in comparable industries, companies and markets. We target around market median compensation levels for base pay, target total cash and target total direct compensation, and around the 75th percentile for actual total direct compensation when above-market performance is achieved and below market median levels if performance is below market.

    For fiscal 2023 for the Named Executive Officers excluding the CEO, base pay, on average, was slightly below the market median and total cash compensation and total direct compensation were above the market median on average. The total cash compensation, on average, was above the market median because actual earned short-term incentive awards were achieved at the maximum level of performance. The total direct compensation, on average, was above the market median because actual earned long-term incentive awards for the fiscal 2021-2023 performance period were achieved at the superior level of performance.

For fiscal 2023, the CEO's base pay and target total cash compensation were at the desired competitive range around market median for the achievement of target annual performance results. However, target total direct compensation was lower than the desired competitive range due to the target long-term incentive award being significantly below market median. With the strong performance this fiscal year, his actual total direct compensation was closer to the market median than the market 75th percentile (reflecting maximum payout under the long-term incentive but with a target award opportunity that was below market median).

    The following table presents a detailed breakdown of each compensation element:

Pay Element	Definition of Pay Element	Purpose of Pay Element
Base Pay	Competitive base level of compensation provided relative to skills, experience, knowledge and contributions	• Provides the fundamental element of compensation for demonstrating core responsibilities of the job
Short-Term Incentive	Broad-based employee short-term performance-based variable pay incentive for achieving predetermined annual financial and individual performance goals	• Provides a direct link between pay and annual business objectives
• Provides pay for performance to motivate and encourage the achievement of critical business initiatives
• Encourages proper expense control and containment
Profit-Sharing	Selective employee short-term performance-based variable pay for achieving predetermined annual financial goals	• Provides a direct link between employee pay and our profitability
Long-Term Incentive	Long-term performance-based incentive for senior management to achieve predetermined triennial Return on Invested Capital ("ROIC") goals	• Provides a direct link between senior management pay and long-term strategic business objectives • Aligns management and member-owner interests • Encourages retention of key management
Retirement Benefits	Retirement benefits under the qualified retirement plans are identical to broad-based retirement plans generally available to all full-time employees	• These benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
	The supplemental plans include nonqualified retirement benefits that restore qualified benefits contained in our broad-based plans for employees whose retirement benefits are limited by salary caps under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"); in addition, the plans allow participants to voluntarily defer receipt of a portion of their income	• These benefits are provided to attract and retain senior leaders with total rewards programs that are competitive with comparable companies
Health and Welfare Benefits	Medical, dental, vision, life insurance and short-term disability benefits are generally available to all full-time employees. Certain officers, including our Named Executive Officers, also are eligible for executive long-term disability benefits	• With the exception of executive long-term disability benefits, these benefits are a part of our broad-based employee total rewards program designed to attract and retain quality employees
Additional Benefits	Additional benefits are provided to certain officers, including our Named Executive Officers	• These benefits are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain key talent

Fiscal 2023 Executive Compensation Mix at Target

    The objectives of our executive compensation program require a suitable mix of base pay, short-term incentive pay and long-term incentive pay that will drive the executive officers to achieve results that benefit our member-owners' interests over the long term while maintaining alignment with the competitive talent market.

The charts below illustrate the mix of base salary, short-term incentive target pay and long-term incentive target pay based on the 2023 Grants of Plan-Based Awards values (see table under Section 11.2) for our CEO and the other Named Executive Officers as a group.
Base Pay

    Base salaries of our Named Executive Officers represent a fixed form of compensation paid on a semimonthly basis. The base salaries are generally set around the median level of market data collected through our benchmarking process against other equivalent positions of comparable companies. The individual's actual salary relative to the market median is based on a number of factors, which include, but are not limited to, scope of responsibilities, individual experience and performance.

    Base salaries for our Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in base salaries are determined through review of competitive market data, as well as individual performance and contribution, internal equity and other factors. Changes are not governed by preestablished weighting factors or a specific merit matrix. Our CEO is responsible for this process for the other Named Executive Officers. The Executive Committee is responsible for this process for our CEO.

Mr. Debertin received a 4.0% base salary increase effective January 1, 2023. Our Board of Directors approved the increase to reward Mr. Debertin for strong performance and to maintain a competitive pay position to market. Ms. Nelligan, Mr. Smith, Mr. Hunhoff, and Mr. Griffith received base salary increases of 10%, 4%, 3.39% and 10.09%, respectively. The larger base salary increases for Ms. Nelligan and Mr. Griffith included both a merit increase and a market adjustment to improve competitive pay position to market.

Overview of Performance-Based Incentive Plans

    We operate our diversified global businesses to maximize value, in the near-term and long-term, for our member cooperatives, farmer-owners and customers. Our officer compensation program reflects this key objective by emphasizing performance-based incentive opportunities, through the AVP and ELTIP that are discussed in detail below, with awards earned commensurate with our results. The actual payouts for the incentive cycles ending in 2023 reflect the team's outstanding execution relative to our business strategy in key areas including revenues, earnings and capital management, which are, collectively, captured in our primary financial measure of ROIC. The AVP, which has a larger group of employees eligible to participate, rewards annual ROIC results and, for executives, the ELTIP rewards three-year ROIC results and requires an additional vesting period over 28 months for earned awards.

Short-Term Incentive Pay

    Named Executive Officers are covered by the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other management and professional employees and, based on the plan provisions, when they are hired or retire they receive awards prorated to the period of time eligible. Each Named Executive Officer was eligible to participate in the AVP for the entirety of fiscal 2023. Target AVP award levels were set with reference to various factors including internal equity and competitive market compensation levels and were intended to motivate our executives by providing short-term incentive awards for the achievement of predetermined annual goals. Our AVP incentive for fiscal 2023 was weighted 70% on enterprise-level financial performance and 30% on specific management business objectives.

•The financial performance component was based on preestablished ROIC goals for CHS at the enterprise level. The threshold, target and maximum ROIC goals approved by the Board of Directors for fiscal 2023 are set forth in the table below.
•The management business objectives were based on individual performance against specific goals relating to subjects such as business profitability, execution of strategic initiatives or talent acquisition, development and retention. In conjunction with the annual performance appraisal process for our CEO, our Board of Directors reviews the individual goals and, in turn, determines and approves this portion of the short-term incentive award based upon completion or partial completion of the previously specified goals and principal accountabilities for our CEO. Likewise, our CEO uses a similar process for determining individual goal attainment for the other Named Executive Officers.

CHS financial performance goals and award opportunities under our fiscal 2023 Annual Variable Pay Plan were as follows:

Performance Level	CHS ROIC Goal	Target Award Multiple
Maximum	9.0%	2.0x
Target	7.5%	1.0x
Threshold	6.0%	0.5x
Below threshold	<6.0%	0.0x

    ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

    ROIC is a measurement of how efficiently we use capital and the level of returns on that capital. It is calculated by dividing net operating profit after tax by average funded debt plus beginning equity. We define adjusted net operating profit after tax as earnings before taxes plus interest, net, and the sum is multiplied by the effective tax rate. For purposes of the fiscal 2023 AVP, we define funded debt as the sum of the average of beginning and end of year funded debt, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2022 and 2023, respectively, and the total beginning of year equity as of July 31, 2022, respectively.

    ROIC results for fiscal year 2023 were 16.4%, resulting in award payouts at 2.0x target for the financial performance component. Robust global demand and market volatility continued to result in commodity prices that were elevated from historical averages. Adjusted net operating profit after tax increased in fiscal 2023, as our Energy segment delivered strong earnings with favorable market conditions in our refined fuels business and our Ag segment experienced strong meal and oil demand, resulting in improved oilseed crush margins that contributed to higher earnings. Mr. Debertin, the other Named Executive Officers, and our other CHS employees were able to consistently execute to meet the needs of our customers and member-owners. The CEO and each other Named Executive Officer's performance was determined by the Board of Directors or the CEO, respectively, to have been strong against their individual objectives, and therefore, each Named Executive Officer was awarded the maximum payout for the 30% individual goals component. Short-term incentive awards that were earned under the Annual Variable Pay Plan for fiscal 2023 for the Named Executive Officers are as follows:

Name	Position	2023 AVP Awards
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$4,096,800
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,518,000
Brandon Smith	Executive Vice President, General Counsel	1,404,380
Darin Hunhoff	Executive Vice President, Energy	1,403,920
John Griffith	Executive Vice President, Ag Business and CHS Hedging	1,380,000

Profit-Sharing

    Each Named Executive Officer was eligible to participate in our Profit-Sharing Plan, which is also available to other employees. The purpose of the Profit-Sharing Plan is to provide a direct link between employee pay and our profitability. Annual profit-sharing contributions are calculated as a percent of base pay and annual variable pay (total earnings) and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The levels of fiscal 2023 profit-sharing awards vary in relation to the level of CHS ROIC achieved and are displayed in the following table:

ROIC	Profit-Sharing Award
9.0%	5%
8.3%	4%
7.5%	3%
6.8%	2%
6.0%	1%

    ROIC results for fiscal 2023 were 16.4%. Accordingly, each Named Executive Officer earned a 5% award under the Profit-Sharing Plan.

Long-Term Incentive Pay

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

    Earned awards from the ELTIP are contributed to the Deferred Compensation Plan after the end of each performance period. These awards vest over an additional 28-month period following the performance period end date. The extended earning and vesting provisions of the ELTIP are designed to help us retain key executives. Participants who leave CHS prior to retirement for reasons other than death or disability forfeit all unearned and unvested ELTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the ELTIP rules. Like the Annual Variable Pay Plan, award levels for the ELTIP are set with regard to various factors including internal equity and market competitive considerations. The target level ELTIP award level was 1.15x base salary for Named Executive Officers other than Mr. Debertin for performance periods beginning before September 1, 2021 (including the three-year ELTIP performance period ending in fiscal 2023), and 1.25x base salary for performance periods beginning on or after September 1, 2021. Mr. Debertin's target ELTIP award level was 1.5x his base salary for performance periods beginning before September 1, 2021 (including the three-year ELTIP performance period ending in fiscal 2023), and 3.0x his base salary for performance periods beginning on or after September 1, 2021.

    For the three-year ELTIP period ending in fiscal 2023, the ELTIP performance measure was ROIC. As stated above, ROIC is a measurement of how efficiently we use capital and the level of returns on that capital and is calculated by dividing adjusted net operating profit after tax by average funded debt plus total equity at the beginning of the year. For purposes of the fiscal 2021-2023 performance period, we define funded debt as the sum of the average of long-term debt at the beginning and end of the year, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2020, 2021, 2022 and 2023, respectively, and the total beginning of year equity as of July 31, 2020, 2021, and 2022, respectively.

As also stated above, ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

Award opportunities for the fiscal 2021-2023 ELTIP are expressed as a multiple of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet a three-year period threshold level of ROIC performance for any participant to earn an award payout under the 2021-2023 ELTIP. As indicated in the table below, the threshold, target, maximum and superior performance maximum ROIC goals for the fiscal 2021-2023 performance period are as follows:

Performance Level	CHS Three-Year ROIC	Target Award Multiple
Superior performance maximum	7.5%	4.0x (1)/ 3.33x (2)
Maximum	6.5%	2.0x
Target	5.5%	1.0x
Threshold	4.1%	0.5x
Below threshold	<4.1%	0.0x
(1) For the Named Executive Officers other than the CEO, the superior performance level results in an award equivalent to 4.0x the target award.

(2) For the CEO, the superior performance level results in an award equivalent to 3.33x the target award.

Business conditions in the agriculture and energy industries were favorable and afforded us opportunities during the 2021-2023 performance period. Our ability to execute in this environment with strong operational performance resulted in ROIC of 6.2% during fiscal 2021, which was above the target performance level, and 16.1% and 16.4% in fiscal 2022 and fiscal 2023, respectively, which was well above the superior performance maximum. Overall ROIC performance for the fiscal 2021-2023 performance period was 13.1%, resulting in superior performance level awards equivalent to 4.0x the target for Named Executive Officers other than the CEO and 3.33x the target for the CEO. ELTIP payments for the fiscal 2021-2023 ELTIP for the Named Executive Officers are as follows:

Name	Position	ELTIP Payments
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$6,588,481
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	2,806,000
Brandon Smith	Executive Vice President, General Counsel	2,710,472
Darin Hunhoff	Executive Vice President, Energy	2,720,112
John Griffith	Executive Vice President, Ag Business and CHS Hedging	2,522,332

    The fiscal 2023 award grant values associated with the fiscal 2023-2025 ELTIP performance period, which continue to measure three-year ROIC, are provided in the "2023 Grants of Plan-Based Awards" table.

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

    Pay credits are earned according to the following schedules:

Regular Pay Credits

	Regular Pay Credit
Years of Benefit Service	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
1-3 years	3%	6%
4-7 years	4%	8%
8-11 years	5%	10%
12-15 years	6%	12%
16 years or more	7%	14%

Mid-Career Pay Credits

    Employees hired after age 40 qualify for the following minimum pay credit:

	Minimum Pay Credit
Age at Date of Hire	Pay Below Social Security Taxable Wage Base	Pay Above Social Security Taxable Wage Base
Age 40-44	4%	8%
Age 45-49	5%	10%
Age 50 or higher	6%	12%

Investment Credits

    We credit a Named Executive Officer's account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year Treasury bills for the four-month period from August 1 through November 30 of the prior year. The minimum interest rate under the Pension Plan is 4.65% and the maximum is 10%.

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

    Eligible participants are automatically enrolled in the plan at a 3% contribution rate and, effective each January 1, the participant's contribution will be automatically increased by 1%. This escalation will stop once the participant's contribution reaches 15%. The participant may elect to cancel or change these automatic contributions at any time.

CHS Inc. Supplemental Executive Retirement Plan and CHS Inc. Deferred Compensation Plan

    Because the Internal Revenue Code limits the benefits that may be paid from the Pension Plan and the 401(k) Plan, the CHS Inc. Supplemental Executive Retirement Plan ("SERP") and the Deferred Compensation Plan ("DCP") were established to provide certain employees participating in the qualified plans with supplemental benefits such that, in the aggregate, they equal the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. The SERP also includes compensation deferred under the DCP that is excluded under the qualified retirement plan. All Named Executive Officers are eligible to participate in the SERP.

    Compensation includes total salary and annual variable pay without regard to limitations on compensation imposed by the Internal Revenue Code. Company contributions under the Pension Plan and 401(k) Plan are not eligible for pay credits.

    Certain Named Executive Officers may have accumulated nonqualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance as of August 31, 2023, of $34.2 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

    The DCP allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be paid. During the year ended August 31, 2023, all of the Named Executive Officers were eligible to participate in the DCP. Mr. Debertin, Ms. Nelligan and Mr. Griffith participated in the elective portion of the DCP.

    Benefits from the DCP are primarily funded in a rabbi trust, with a balance as of August 31, 2023, of $144.1 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

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

Dental and Vision Plan

    Named Executive Officers and their dependents may participate in our dental and vision plan on the same basis as other eligible full-time employees. The plan provides coverage for basic dental and vision expenses. The cost of this coverage is shared by us and the covered Named Executive Officer.

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

Short-Term, Long-Term and Individual Disability

    Named Executive Officers participate in our Short-Term Disability Plan ("STD") on the same basis as other eligible full-time employees. The Named Executive Officers also participate in an executive Long-Term Disability Plan ("LTD") and

Individual Disability Insurance ("IDI"). These programs replace a portion of income in the event that a Named Executive Officer is disabled under the applicable terms and is unable to work full-time. The cost of STD, LTD and IDI coverage is paid by us.

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

Additional Benefits
    Certain benefits such as executive physical examinations and limited financial and tax planning assistance are available to our Named Executive Officers. These are provided as part of an overall total rewards package that strives to be competitive with comparable companies and retain individuals who are critical to us. More details can be found in the "All Other Compensation" section of the Summary Compensation Table.

Incentive Compensation Recovery Policy

    On September 6, 2023, our Board of Directors approved an amendment to our Incentive Compensation Recovery Policy ("Recovery Policy") effective as of December 1, 2023. The purpose of the amendment to the Recovery Policy was to bring the Recovery Policy into compliance with newly adopted Listing Rule 5608 by The Nasdaq Stock Market LLC and to provide general updates to the policy to reflect what we believe are best practices. Specifically, the Recovery Policy applies to our current and former directors, employees, and employees who are or were identified by us as an "officer" which for purposes of the Recovery Policy includes any person that performs policy-making functions for CHS or any subsidiary of CHS ("Recovery Party").
    The Recovery Policy provides that, in the event of a required restatement of our previously issued financial statements to reflect the correction of one or more errors that are material to those financial statements, we will require reimbursement or forfeiture of any excess incentive compensation received by any Covered Employee during the three completed fiscal years immediately preceding the earlier of (i) the date our Board of Directors (including a committee of our Board of Directors) concludes or reasonably should have concluded, that CHS is required to prepare an accounting restatement or (ii) the date a court, regulator or other legally authorized body directs CHS to prepare an accounting restatement. The amount of excess incentive compensation will be equal to the amount by which the Covered Recovery Party's incentive compensation for the relevant period exceeded the amount that would have been earned or awarded based on the restated financial results, as determined by our Board of Directors. The method used to recover the applicable excess incentive compensation will be determined by our Board of Directors, in its sole discretion, and may include requiring reimbursement of cash incentive compensation that was previously paid, forfeiting any incentive compensation contribution made under the Deferred Compensation Plan, offsetting the recovered amount from any compensation or incentive compensation that may be earned or awarded in the future or taking any other remedial or recovery action permitted by law.

Detrimental Conduct Policy

On September 6, 2023, our Board of Directors approved the adoption of a detrimental conduct policy (the "Detrimental Conduct Policy") effective as of December 1, 2023. The Detrimental Conduct Policy applies to current and former officers and employees of CHS and its affiliated companies (each a "Covered Person").

    The Detrimental Conduct Policy also provides that, in the event our Board of Directors determines in good faith that a Covered Person has engaged in detrimental conduct, we may, (i) require the Covered Person reimburse or forfeit all or a portion of the Covered Person's incentive compensation with such forfeited amounts to be determined by our Board of Directors, (ii) conduct disciplinary action, up to, and including termination and (iii) report such Covered Person to applicable governmental authorities for possible criminal prosecution. For purposes of the Detrimental Conduct Policy, detrimental conduct includes:
•deliberate and continued failure, after delivery of notice to such Covered Person by us, by a Covered Person to substantially perform his or her duties and responsibilities in a manner that has an adverse effect on us;
•knowing and willful violation of any law, government regulation or company code of conduct or policy;

•knowingly encouraging or directing others to violate any law, government regulation or company code of conduct or policy;
•fraud or dishonesty resulting or intended to result in personal enrichment at our expense;
•the commission of any felony or gross misconduct in the performance of duties that results in economic harm to us;

•violation of any company policies regarding substance abuse and/or illegal drug use;

•knowingly encouraging or directing others to violate safety measures resulting, or intended to result, in harm to any person or destruction or damage to any property of ours or other parties;

•knowing and willful engagement in discrimination or harassment (whether sexual or otherwise) in violation of any of our policies prohibiting discrimination and/or harassment;

•knowingly encouraging or directing others to violate any of CHS's policies prohibiting discrimination and harassment (whether sexual or otherwise); and

•failing to cooperate with CHS in the investigation of any potential violations of the Code of Conduct or other applicable policies.

Agreements with Named Executive Officers

Mr. Debertin

    On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into an employment agreement with us on that date (the "Employment Agreement"). On November 5, 2020, we entered into an amendment to the Employment Agreement ("Employment Agreement Amendment No. 1") with Mr. Debertin, pursuant to which the term of the Employment Agreement was extended to August 31, 2023, provided that, pursuant to the terms of the Employment Agreement, beginning on August 31, 2023, and on each August 31 thereafter, the Employment Agreement will automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the relevant renewal date, of its intent not to renew the agreement for the additional one-year period. On November 3, 2021, we and Mr. Debertin entered into another amendment ("Employment Agreement Amendment No. 2") to the Employment Agreement, pursuant to which the terms of Mr. Debertin's long-term incentive compensation opportunity were amended as set forth below. The amended long-term incentive compensation opportunity set forth by Employment Agreement Amendment No. 2 applies for each three-year performance period that begins on or after September 1, 2021.

Pursuant to the terms of the Employment Agreement, as amended by Employment Agreement Amendment No. 2, Mr. Debertin is entitled to, among other things:

•An annual base salary of $1,150,000, which has subsequently been increased by our Board of Directors to $1,313,064 and which is subject to further increase by our Board of Directors from time to time;

•A target annual incentive compensation opportunity of 1.5x his annual base salary with a maximum opportunity equal to twice the target opportunity, based on achievement of performance goals set by our Board of Directors; and

•A target long-term incentive compensation award opportunity of 3.0x his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold opportunity equal to one-half of the target opportunity and a maximum opportunity equal to twice the target opportunity. Prior to the execution of Employment Agreement Amendment No. 2, the Employment Agreement provided Mr. Debertin with a target long-term incentive compensation award opportunity of 1.5x his average annual base salary over each three-year performance period applicable to that award opportunity with a maximum opportunity equal to three and one-third times his target award opportunity.

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

On November 7, 2023, we and Mr. Debertin entered into another amendment to the Employment Agreement ("Employment Agreement Amendment No. 4"), in order to, among other things, recognize his outstanding performance and long tenure and to further emphasize performance-based incentive award opportunities that can be earned for long term strategy execution as reflected in our results relative to goals set at the start of the multi-year performance period, pursuant to which:

•During the 2024-2026 ELTIP performance period (and any ELTIP performance period thereafter), Mr. Debertin will be entitled to a target ELTIP award opportunity of 5 times his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold ELTIP award opportunity equal to one-half of the target ELTIP award opportunity and a maximum ELTIP award opportunity equal to twice the target ELTIP award opportunity. Prior to the execution of Employment Agreement Amendment No. 4, the Employment Agreement (as amended) provided Mr. Debertin with a target ELTIP award opportunity of 3 times his average annual base salary over each three-year performance period applicable to that award opportunity with a maximum ELTIP award opportunity equal to two times his target ELTIP award opportunity; and

•During the fiscal year 2024-2026 ELTIP performance period (and any ELTIP performance period thereafter), if Mr. Debertin's employment ends due to death or permanent disability (as defined in our ELTIP) or if he is employed for at least 6 months of such a performance period and his employment ends due to retirement approved (such approval not to be unreasonably withheld) by our Board of Directors, then upon completion and certification of performance results for such performance period, he will be eligible for a vested full grant participation in the applicable ELTIP award with the payout factor calculated at the same time as other participants.

The Employment Agreement and the compensation payable thereunder is subject to the Recovery Policy and the Detrimental Conduct Policy, each of which is described above.

    The severance pay and benefits to which Mr. Debertin would be entitled if we terminated his employment without cause or, if he terminated his employment for "good reason" are described below under "Post Employment."

Ms. Nelligan

Ms. Nelligan's compensation is set forth in a letter agreement we entered into with her on January 7, 2020 (the "Nelligan Letter Agreement"). The Nelligan Letter Agreement provides Ms. Nelligan with an initial annual base salary of $570,000 and a hiring bonus of $200,000 (which has been paid).

The Nelligan Letter Agreement provides that Ms. Nelligan's initial target award for purposes of the Annual Variable Pay Plan will be equal to 1.15x her annual base salary on August 31 of each year.

The Nelligan Letter Agreement and the compensation payable thereunder is subject to the Recovery Policy and the Detrimental Conduct Policy, each of which is described above.

The severance pay and benefits to which Ms. Nelligan would be entitled if we terminated her employment without cause or if she terminated her employment for "good reason" are described below under "Post Employment."

Mr. Smith

Mr. Smith's compensation is set forth in a letter agreement we entered into with him on January 1, 2021 (the "Smith Letter Agreement"). The Smith Letter Agreement provides Mr. Smith with an initial annual base salary of $570,000 and a hiring bonus in the gross amount of $1,500,000 ("Hiring Bonus"). The Smith Letter Agreement provides for the payment of the Hiring Bonus in three installments of $400,000, which have already been paid, and a final installment of $300,000 in 2024, provided Mr. Smith is employed by CHS on the payment date. Notwithstanding the foregoing, the Smith Letter Agreement provides that, in the event of an employment separation by us without good reason prior to payment of any portion of the Hiring Bonus, we will pay the Hiring Bonus in full no later than 60 days from the date of separation.

The Smith Letter Agreement provides that Mr. Smith's initial target award for purposes of the Annual Variable Pay Plan will be equal to 1.15x his annual base salary on August 31 of each year. The Smith Letter Agreement also provides that Mr. Smith's initial target award for purposes of the ELTIP will be equal to 1.15x the average of his annual base salary on August 31 of each year in the applicable three-year performance period, and that any award he receives under the ELTIP will be prorated by the number of full months (credited to September 1, 2020) he is eligible for participation in the ELTIP during the respective three-year performance period.

The Smith Letter Agreement and the compensation payable thereunder is subject to the Recovery Policy and the Detrimental Conduct Policy, each of which is described above.

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

Insider Trading Policy

CHS is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and third-party contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Shareholder Advisory Votes on Executive Compensation

    Because we are not subject to Section 14A of the Securities Exchange Act of 1934, we are not required to, and do not, conduct shareholder advisory votes on executive compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (1)(2)	Nonequity Incentive Plan Compensation (1)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)(4)	All Other Compensation (1)(5-10)	Total (1)
		(Dollars)
Jay Debertin President and Chief Executive Officer	2023	$1,348,088	—	$10,685,281	$1,109,326	$458,759	$13,601,454
	2022	1,300,316	—	12,145,152	661,879	372,610	14,479,957
	2021	1,274,819	—	7,229,841	816,884	127,858	9,449,402
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	2023	640,000	—	4,324,000	146,672	177,920	5,288,592
	2022	590,000	—	3,677,444	114,130	139,019	4,520,593
	2021	570,000	100,000	1,866,304	129,853	259,825	2,925,982
Brandon Smith Executive Vice President, General Counsel	2023	602,767	400,000	4,114,852	138,124	176,677	5,432,420
	2022	581,400	400,000	3,124,550	121,053	241,139	4,468,142

Darin Hunhoff Executive Vice President, Energy	2023	603,730	—	4,124,032	228,585	176,585	5,132,932
	2022	584,659	—	4,391,964	49,859	150,806	5,177,288
	2021	573,195	—	2,507,251	265,462	54,494	3,400,402
John Griffith Executive Vice President, Ag Business and CHS Hedging	2023	581,667	—	3,902,332	230,942	169,553	4,884,494
	2022	545,000	—	3,357,742	54,067	124,456	4,081,265
	2021	491,274	—	1,753,155	127,620	37,146	2,409,195
(1) Information on Mr. Smith includes compensation beginning in fiscal 2022, the first year in which he became a Named Executive Officer.

(2) Includes hiring bonus payment to Ms. Nelligan of $100,000 in fiscal 2021; hiring bonus payments of $400,000 to Mr. Smith in fiscal 2022 and fiscal 2023.

(3) Amounts include retention awards earned in fiscal 2022, annual variable pay awards and long-term incentive awards.

The Board of Directors approved a retention award for certain of our senior officers, including each of the Named Executive Officers who were both active participants in the 2016-2018 ELTIP and active employees on the date the retention award was approved. Pursuant to its original terms, the retention award would generally be earned only if the participant continued active employment through January 1, 2021. In November 2020, our Board of Directors modified the terms of the retention award to provide that it would generally only be earned if the applicable participant continued active employment through January 1, 2022. The actual retention award value was distributed as follows in fiscal 2022: Mr. Debertin, $1,768,125, Mr. Hunhoff, $371,000, and Mr. Griffith, $180,400. Because Ms. Nelligan and Mr. Smith were not active participants in the 2016-2018 ELTIP or actively employed by us on the date the retention award was approved, they were not granted a retention award.

The actual annual variable pay award value was as follows in fiscal 2023, 2022 and 2021, respectively: Mr. Debertin, $4,096,800, $3,939,192 and $3,357,300; Ms. Nelligan, $1,518,000, $1,380,000 and $1,150,862; Mr. Smith, $1,404,380 and $1,350,330 (Mr. Smith was not a Named Executive Officer in fiscal 2021); Mr. Hunhoff, $1,403,920, $1,357,900 and $1,157,313; and Mr. Griffith, $1,380,000, $1,253,500 and $1,009,528.

The actual long-term incentive award value was as follows in fiscal 2023, 2022 and 2021, respectively: Mr. Debertin, $6,588,481, $6,437,835 and $3,872,541; Ms. Nelligan, $2,806,000, $2,297,444 and $715,442; Mr. Smith, $2,710,472, $1,774,220 (Mr. Smith was not a Named Executive Officer in fiscal 2021); Mr. Hunhoff, $2,720,112, $2,663,064 and $1,349,938; and Mr. Griffith, $2,522,332, $1,923,842 and $743,627.

(4) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2023, 2022 and 2021, respectively: Mr. Debertin, $973,758,$334,447 and $504,012; Ms. Nelligan, $135,559, $88,098 and $118,911; Mr. Smith, $129,192 and $112,719 (Mr. Smith was not a Named Executive Officer in fiscal 2021); Mr. Hunhoff, $210,620, $(320,238) and $224,788; and Mr. Griffith, $228,368, $48,145 and $123,725. Negative values are not reflected in the sum reported in the column.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds and was as follows in fiscal 2023, 2022 and 2021, respectively: Mr. Debertin, $135,568, $327,432 and $312,872; Ms. Nelligan, $11,113, $26,032 and $10,942; Mr. Smith, $8,932 and $8,334 (Mr. Smith was not a Named Executive Officer in fiscal 2021); Mr. Hunhoff, $17,965, $49,859 and $40,674; and Mr. Griffith, $2,574, $5,922 and $3,895.

(5) Includes fiscal 2023 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $429,667; Ms. Nelligan, $151,525; Mr. Smith, $147,907, Mr. Hunhoff, $148,830; and Mr. Griffith, $136,098.

(6) Includes fiscal 2023 employer contribution to the 401(k) Plan: Mr. Debertin, $17,650; Ms. Nelligan, $17,108; Mr. Smith, $17,775; Mr. Hunhoff $17,650; and Mr. Griffith, $17,825.

(7) For fiscal 2023, includes executive LTD, travel accident insurance, financial planning, and companion travel for Mr. Debertin.

(8) For fiscal 2023, includes executive LTD, travel accident insurance, and wellness program incentive for Ms. Nelligan.

(10) For fiscal 2023, includes executive LTD, travel accident insurance, and financial planning for Mr. Smith.

(9) For fiscal 2023, includes executive LTD, travel accident insurance, wellness program incentive, and companion travel for Mr. Hunhoff.

(10) For fiscal 2023, includes executive LTD, travel accident insurance, executive physical, financial planning, and companion travel for Mr. Griffith.

Agreements with Named Executive Officers

    On May 22, 2017, we entered into an Employment Agreement with Mr. Debertin, our President and Chief Executive Officer, which was amended by Employment Agreement Amendment No. 1 on November 5, 2020, Employment Agreement Amendment No. 2 on November 3, 2021, Employment Agreement Amendment No. 3 on November 1, 2022, and Employment Agreement Amendment No. 4 on November 7, 2023. The Employment Agreement, as amended by Employment Agreement Amendment No. 1, Employment Agreement Amendment No. 2, Employment Agreement Amendment No. 3 and Employment Agreement Amendment No. 4, supersedes all previous agreements we had with Mr. Debertin. The Employment Agreement was entered into in order to clearly define the obligations of the parties thereto with respect to employment matters, as well as the compensation and benefits to be provided to Mr. Debertin upon termination of employment. The severance payments to which Mr. Debertin would be entitled under the Employment Agreement, as amended by Employment Agreement Amendment No. 1, Employment Agreement Amendment No. 2, Employment Agreement Amendment No. 3 and Employment Agreement Amendment No. 4, if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under the heading "Post Employment." Other details of the Employment Agreement, as amended by Employment Agreement, Amendment No. 1, Employment Agreement Amendment No. 2, Employment Agreement Amendment No. 3, Employment Agreement Amendment No. 4 and Mr. Debertin's employment arrangement with us are described in "Compensation Discussion and Analysis" above.
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

2023 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin President and Chief Executive Officer	9/8/22(1)	$984,798	$1,969,596	$3,939,192
	9/8/22(2)	1,969,596	3,939,192	7,878,384
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	9/8/22(1)	345,000	690,000	1,380,000
	9/8/22(3)	375,000	750,000	3,000,000
Brandon Smith Executive Vice President, General Counsel	9/8/22(1)	337,583	675,165	1,350,330
	9/8/22(3)	366,938	733,875	2,935,500
Darin Hunhoff Executive Vice President, Energy	9/8/22(1)	339,475	678,950	1,357,899
	9/8/22(3)	368,994	737,989	2,951,955
John Griffith Executive Vice President, Ag Business and CHS Hedging	9/8/22(1)	313,375	626,750	1,253,500
	9/8/22(3)	340,625	681,250	2,725,000
(1) Represents range of possible awards under our fiscal 2023 Annual Variable Pay Plan.

(2) Represents range of possible awards under our ELTIP for the fiscal 2023-2025 performance period for Mr. Debertin. Values for Mr. Debertin reflect the amendments to his long-term incentive compensation opportunity made pursuant to Employment Agreement Amendment No. 2, including ELTIP target award opportunity at 3.0x base salary. Awards are measured over a three-year period and vest over an additional 28-month period.

(3) Represents range of possible awards under our ELTIP for the fiscal 2023-2025 performance period for Ms. Nelligan, Mr. Smith, Mr. Hunhoff, and Mr. Griffith. Values include ELTIP target award opportunity at 1.25x base salary. Awards are measured over a three-year period and vest over an additional 28-month period.

The material terms of annual variable pay and long-term incentive awards that are disclosed in this table, including the vesting schedule, are described under "Compensation Discussion and Analysis" above.

2023 Pension Benefits

Name and Principal Position	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits
		(Years)	(Dollars)
Jay Debertin(1) President and Chief Executive Officer	Pension Plan	39.2500	$1,329,476
	SERP	39.2500	6,651,683
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	Pension Plan	3.5833	52,974
	SERP	3.5833	327,078
Brandon Smith Executive Vice President, General Counsel	Pension Plan	2.4167	34,820
	SERP	2.4167	235,134
Darin Hunhoff Executive Vice President, Energy	Pension Plan	31.2500	801,172
	SERP	31.2500	1,463,730
John Griffith Executive Vice President, Ag Business and CHS Hedging	Pension Plan	22.1667	364,752
	SERP	22.1667	716,875
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

•Discount rate of 5.36% for the Pension Plan and 5.20% for the SERP;

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

2023 Nonqualified Deferred Compensation

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (2)(4)
	(Dollars)
Jay Debertin President and Chief Executive Officer	$4,251,047	$6,857,405	$2,467,758	$3,776,026	$36,854,330
Olivia Nelligan Executive Vice President, Chief Executive Officer and Chief Strategy Officer	740,000	2,443,002	301,960	—	5,305,954
Brandon Smith Executive Vice President, General Counsel	—	1,915,835	79,972	—	2,557,979
Darin Hunhoff Executive Vice President, Energy	—	2,805,636	895,386	—	11,381,063
John Griffith Executive Vice President, Ag Business and CHS Hedging	318,825	2,053,847	431,228	—	5,611,387
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay. A portion of the contributions reported in this column are included within the amount reported as fiscal 2023 salary in the "Salary" column of the Summary Compensation Table. The specific amounts reported as fiscal 2023 salary in the Summary Compensation Table are: Mr. Debertin, $404,426; Ms. Nelligan, $50,000; and Mr. Griffith, $5,450. Another portion of the contributions reported in this column are included within the amount reported as 2022 nonequity incentive plan compensation in the "Nonequity Incentive Plan Compensation" column of the Summary Compensation Table. Those contributions were made in early fiscal 2023 based on fiscal 2022 results. The specific amounts reported as 2022 nonequity incentive plan compensation in the Summary Compensation Table are: Mr. Debertin, $3,939,192; Ms. Nelligan, $690,000; and Mr. Griffith, $313,375.

(2) Contributions are made by us into the Deferred Compensation Plan on behalf of Named Executive Officers. Amounts include ELTIP contributions made in early fiscal 2023 based on fiscal 2020-2022 results, which contributions are also included in the amounts reported in the 2022 "Nonequity Incentive Plan Compensation" column of the Summary Compensation Table: Mr. Debertin, $6,437,835; Ms. Nelligan, $2,297,444; Mr. Smith, $1,774,220; Mr. Hunhoff, $2,663,064; and Mr. Griffith, $1,923,842. Also included are retirement contributions made in early fiscal 2023 based on fiscal 2022 results for Profit-Sharing and 401(k) match on amounts exceeding IRS compensation limits. Those contributions, and applicable tax withholding, are also included in amounts reported in the "All Other Compensation" column of the Summary Compensation Table for fiscal 2023: Mr. Debertin, $419,570; Ms. Nelligan, $145,558; Mr. Smith, $141,615; Mr. Hunhoff, $142,572; and Mr. Griffith, $130,005.

(3) The amounts in this column include the change in value of the balance, not including contributions made by or on behalf of the Named Executive Officer. Amounts include the following above-market earnings in fiscal 2023 that are also reflected in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the Summary Compensation Table: Mr. Debertin, $135,568; Ms. Nelligan, $11,113; Mr. Smith, $8,932; Mr. Hunhoff, $17,965; and Mr. Griffith, $2,574.

(4) Amounts vary in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals. Amounts reported in this column include amounts previously reported in CHS's Summary Compensation Table in previous fiscal years when earned if the Named Executive Officer's compensation was required to be disclosed in a previous fiscal year. Amounts previously reported in such fiscal years include earned, but deferred, salary and annual incentive pay; ELTIP contributions, retirement contributions on amounts exceeding IRS compensation limits, profit-sharing contributions and 401(k) match contributions made by us on behalf of the Named Executive Officer; and above-market earnings on deferred compensation. Amounts reported in this column also include rollovers, voluntary salary and voluntary incentive plan contributions from predecessor plans with predecessor employers that have increased in value over the course of the Named Executive Officer's career. Named Executive Officers may defer up to 75% of their base salary and up to 100% of their annual variable pay to the Deferred Compensation Plan. Earnings on amounts deferred under the Deferred Compensation Plan are determined based on the investment election made by the Named Executive Officer from thirteen market-based notional investments with a varying level of risk selected by us and a fixed rate fund. The notional investment returns for fiscal 2023 were as follows:

Fund Name	Symbol	Investment Return
Vanguard Federal Money Market Fund	VMFXX	4.36%
Vanguard LifeStrategy Income Fund	VASIX	2.22%
Vanguard LifeStrategy Conservative Growth Fund	VSCGX	5.05%
Vanguard LifeStrategy Moderate Growth Fund	VSMGX	7.94%
Vanguard LifeStrategy Growth Fund	VASGX	10.78%
Vanguard International Value Fund	VTRIX	16.49%
PRIMECAP Fund Admiral	VPMAX	22.66%
International Growth Fund Admiral	VWILX	9.92%
Institutional Index Fund Institutional Plus	VIIIX	15.92%
Extended Market Index Institutional	VIEIX	8.44%
Total International Stock Index Fund Institutional Shares	VTSNX	12.15%
Janus Henderson Triton Fund Class N	JGMNX	7.67%
American Century Small Cap Value Fund R6 Class	ASVDX	5.39%
Fixed Rate Fund	N/A	4.00%

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

•Two times Mr. Debertin's base salary plus two times his target annual incentive compensation, payable in three equal installments with the first installment payable 60 days following termination and the second and third installments payable on the first and second anniversary dates of termination, respectively; and

•Health and welfare benefits continuation for two years following termination.

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

    During fiscal 2023, Mr. Hunhoff and Mr. Griffith were covered by a broad-based employee severance program that provides executives with a lump sum payment of 26 weeks of pay, plus one week of pay per year of service, with a 12-month cap, in the event their position is eliminated.

    The severance pay that the Named Executive Officers would have been entitled to in the specific events noted above, in each case, as of the last business day of fiscal 2023 is as follows:

Name	Position	Amount
		(Dollars)
Jay Debertin (1)(2)	President and Chief Executive Officer	$6,878,376
Olivia Nelligan (3)	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,419,000
Brandon Smith (3)	Executive Vice President, General Counsel	1,312,790
Darin Hunhoff	Executive Vice President, Energy	563,446
John Griffith	Executive Vice President, Ag Business and CHS Hedging	415,385
(1) Includes the value of health and welfare benefits based on current monthly rates.

(2) For purposes of calculating the prorated portion of Mr. Debertin's unpaid annual variable pay award for the fiscal year in which the termination occurred, assumes an annual variable pay award at target performance for the entire fiscal year.

(3) Assumes an annual variable pay award at target performance for the entire fiscal year.

    There are no other severance benefits offered to our Named Executive Officers, except for up to 12 months of career transition services and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered any special postretirement health and welfare benefits that are not offered to other similarly situated (i.e., age and service) salaried employees. The compensation payable to the Named Executive Officers is subject to the Recovery Policy and the Detrimental Conduct Policy, as applicable.

CEO Pay Ratio

    The following pay ratio and supporting information compares the annual total compensation of our CEO to our median employee, as required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC. For fiscal 2023, our last completed fiscal year:

•As permitted by the SEC's pay ratio rules, we determined that we could use the same median employee that we identified last year since there were no significant changes to our overall employee population or the overall employee compensation program that would significantly impact our fiscal 2023 pay ratio. Similarly, there were no significant changes to the median employee's compensation arrangements during the fiscal year that would significantly impact the pay ratio disclosure. For more detail on how we identified the median employee, please refer to the pay ratio disclosure in our Form 10-K for fiscal year ending August 31, 2022.

•The median employee's compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, was $88,202. This calculation includes a reasonable assumption regarding the median employee's achievement of individual performance goals for a portion of the annual incentive award based on historical performance.

•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $13,601,454.

•Based on this information, the ratio of the annual total compensation of our CEO to the median employee was 154:1.

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

Director Compensation

Overview

    Our Board of Directors met eight times during the fiscal year ended August 31, 2023. Each director (other than the chair of the Board) is a member of two Board committees. At a minimum, each Board committee meets during each of the Board's six regular meetings. For fiscal 2023, each nonemployee director was provided compensation as follows:

•a monthly retainer equivalent to $89,000 per year from September 1, 2022, through December 31, 2022, and equivalent to $93,700 per year from January 1, 2023, through August 31, 2023, paid in 12 monthly payments;
•actual expenses and a travel allowance;
•additional annual compensation, as applicable, for board leadership, including $24,000 for the chair of the Board, $6,000 for the first vice chair and the secretary-treasurer, $9,000 for all Board committee chairs, and $3,000 for members of the Executive Committee who are not eligible for other premiums;
•a per diem meeting fee of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting; and
•a meeting fee of $250 for conference calls or other short virtual meetings other than regular Board meetings.

The number of days spent at meetings other than regular Board meetings and the CHS Annual Meeting may not exceed 55 days annually, except that the chair of the Board is exempt from this limit. There is no cap on meeting fees permitted for conference calls or other short virtual meetings.

These amounts (other than the $93,700 annual compensation amount), as well as the minimum retirement plan account contribution for the fiscal years 2023-2025 performance period under the Deferred Compensation Plan discussed in greater detail below, were determined after taking into account the analysis included in the market study of director compensation conducted for the Governance Committee by Mercer (U.S.), a global compensation consulting firm, in fiscal 2019. During fiscal 2023, based on a market update presented by Mercer, our Board of Directors approved increasing annual director compensation from $93,700 to $98,500, increasing the first vice chair and secretary-treasurer additional annual compensation from $6,000 to $9,000 and increasing the additional annual compensation for members of the Executive Committee who are not eligible for other premiums from $3,000 to $6,000, effective January 1, 2024.

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

The amounts paid to our Board of Directors are subject to the Recovery Policy.

Director Retirement and Health Care Benefits

    Members of our Board of Directors are eligible for certain retirement and health care benefits based on election date. The director retirement plan is a defined benefit plan and provides for a monthly benefit for the director's lifetime, beginning at age 60. Benefits are immediately vested and the monthly benefit is determined according to the following formula: $250 times years of service on the Board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment will be made to the retired director's beneficiary in the event of the director's death before 120 payments are made.

    Effective August 31, 2011, future accruals under the director retirement plan were frozen. Directors elected after that date are not eligible for benefits under that plan.

    Retirement benefits are funded by a rabbi trust, with a balance of $6.8 million as of August 31, 2023.

    Directors serving as of September 1, 2005, and their eligible dependents, are eligible to participate in our medical, life, dental and vision plans. We will pay 100% of the medical premium for the director and the eligible director's dependents while the director is active on the Board. Term life insurance cost is paid by the director. Retired directors and their dependents are eligible to continue medical and dental insurance with the premiums paid by us after they leave the Board, until they are eligible for Medicare. In the event a director's coverage ends due to death or Medicare eligibility, we will pay 100% of the premium for the eligible spouse and eligible dependents until the spouse reaches Medicare age or upon death, if earlier.

    New directors elected on or after December 1, 2006, and their eligible dependents, are eligible to participate in our medical, dental and vision plans. We will pay 100% of the premium for the director and eligible dependents while the director is active on the Board. In the event a director leaves the Board prior to Medicare eligibility, premiums will be shared based on the following schedule:

Years of Service	Director	CHS
Up to 3	100%	0%
3 to 6	50%	50%
6+	0%	100%

    In the event a director's coverage ends due to death or Medicare eligibility, premiums for the eligible spouse and eligible dependents will be shared based on the same schedule until the spouse reaches Medicare age or upon death, if earlier.

Deferred Compensation Plan

    Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal year 2023, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Beckman, Mr. Clemensen, Mr. Erickson, Mr. Fritel, Mr. Johnsrud, Mr. Kehl, Mr. Meyer and Mr. Throener.

    Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

    Each year we will credit an amount to each director's retirement plan account under the Deferred Compensation Plan. The fiscal year 2023 credit to each director's retirement plan account was based on the following ROIC performance goals for fiscal years 2021-2023:

Amount Credited*	ROIC Performance
$100,000 (Superior performance)	7.5%
$50,000 (Maximum)	6.5%
$25,000 (Target, minimum contribution amount)	5.5%
*The amount credited for the fiscal years 2021-2023 performance period was required to be mathematically interpolated when results occurred between the superior performance, maximum and target ROIC performance levels. If results had been less than the target ROIC performance level, the amount credited would have been $25,000.

Actual ROIC performance for the fiscal years 2021-2023 performance period was 13.1% and, accordingly, $100,000 was credited to each director's retirement plan account under the Deferred Compensation Plan, except $75,000 was credited for newly elected director Mr. Stroh and $8,333 was credited for former director Mr. Riegel. This amount is reflected in the Director Compensation table.

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

2023 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
	(Dollars)
David Beckman	$108,258	$51	$119,158	$227,467
Clinton J. Blew	139,133	4,695	128,448	272,276
Hal Clemensen	127,633	376	119,965	247,974
Scott Cordes	122,383	5,041	101,780	229,204
Jon Erickson	128,883	308	119,784	248,975
Mark Farrell	111,133	1,464	102,832	215,429
Steve Fritel	127,383	15	119,981	247,379
Alan Holm	126,383	1,849	121,347	249,579
David Johnsrud	135,633	1,168	120,750	257,551
Tracy Jones	122,883	178	128,678	251,739
David Kayser	121,383	4,318	129,435	255,136
Russell Kehl	127,133	138	126,944	254,215
Perry Meyer	125,383	1,260	120,113	246,756
Steve Riegel	31,167	1,405	24,339	56,911
Daniel Schurr	149,383	1,328	128,670	279,381
Jerrad Stroh	91,633	—	94,404	186,037
Kevin Throener	118,383	19	129,026	247,428
Cortney Wagner	110,383	373	100,648	211,404

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Beckman, $18,332; Mr. Clemensen, $7,332; Mr. Erickson, $24,000; Mr. Fritel, $70,200; Mr. Johnsrud, $24,000; Mr. Kehl, $26,000; Mr. Meyer, $10,000; and Mr. Throener, $6,000.

(2) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above. The following directors had the following changes in pension values during fiscal 2023: Mr. Blew, $(1,797); Mr. Fritel, $(22,427); Mr. Kayser, $(15,368); Mr. Riegel, $(12,165); and Mr. Schurr, $(5,779). Negative values are not reflected in the sum reported in this column.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate on applicable funds as determined by the IRS. The following directors had above-market earnings during fiscal 2023: Mr. Beckman, $51; Mr. Blew, $4,695; Mr. Clemensen, $376; Mr. Cordes, $5,041; Mr. Erickson, $308; Mr. Farrell, $1,464; Mr. Fritel, $15; Mr. Holm, $1,849; Mr. Johnsrud, $1,168; Mr. Jones, $178; Mr. Kayser, $4,318; Mr. Kehl, $138; Mr. Meyer, $1,260; Mr. Riegel, $1,405; Mr. Schurr, $1,328; Mr. Stroh, $0; Mr. Throener, $19; and Ms. Wagner, $373.

(3) All other compensation includes health insurance premiums, travel accident insurance and related companion travel expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered. The health insurance premiums paid were less than $25,000 for each director, other than Mr. Blew, Mr. Jones, Mr. Kayser, Mr. Schurr and Mr. Throener, for whom we paid health insurance premiums of $27,800; and Mr. Kehl, for whom we paid health insurance premiums of $26,248.

All other compensation also includes fiscal 2023 director retirement plan Deferred Compensation Plan contributions of $100,000 for each director, except for newly elected director Mr. Stroh, $75,000; and for former director, Mr. Riegel, $8,333.

Compensation Committee Interlocks and Insider Participation

    Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO, and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2023, the members of the Executive Committee were Messrs. Schurr (chair), Cordes (first vice chair), Blew, Holm and Kehl, and the members of the Governance Committee were Mr. Jones (chair), Mr. Kehl (vice chair), and Messrs. Blew, Cordes, Farrell and Kayser. During fiscal 2022, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2023 are, or have been, officers or employees of CHS, other than Mr. Cordes, who was an employee of CHS Hedging until 2016.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Cordes, Erickson, Fritel, Johnsrud, Jones, Kayser, Kehl, Throener and Schurr who were a party to related-person transactions.

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

Respectfully submitted,

Executive Committee
Daniel Schurr, Chair
Clinton J. Blew
Scott Cordes
Alan Holm
Russell Kehl

Governance Committee
Tracy Jones, Chair
Clinton J. Blew
Scott Cordes
Mark Farrell
David Kayser
Russell Kehl

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 18, 2023, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Beckman	—	*	—	*
Clinton J. Blew	—	*	—	*
Hal Clemensen	—	*	—	*
Scott Cordes (3)	—	*	14,850	*
Jon Erickson	—	*	—	*
Mark Farrell	3,000	*	—	*
Steven Fritel	—	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russell Kehl	—	*	—	*
Perry Meyer (3)	120	*	6,000	*
Daniel Schurr	—	*	—	*
Jerrad Stroh	—	*	—	*
Kevin Throener	—	*	—	*
Cortney Wagner	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
John Griffith	—	*	—	*
Darin Hunhoff	676	*	—	*
Olivia Nelligan	—	*	—	*
Brandon Smith	—	*	—	*
All other executive officers	—	*	—	*
Directors and executive officers as a group	4,996	*	23,130	*
*Less than 1%.

(1) As of October 18, 2023, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 18, 2023, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2023, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Scott Cordes	$936,054	$4,425
Jon Erickson	551,135	12,906
David Johnsrud	3,258,655	40,449
Tracy Jones	4,705,785	56,800
David Kayser	1,295,657	20,999
Russell Kehl	8,388,913	168,872
Perry Meyer	265,993	—
Kevin Throener	2,071,531	23,740

    Additionally, Clemensen Farms, Inc., which is owned by our director Hal Clemensen, entered into a crop input loan with CHS Capital in November 2022 ("Clemensen Loan"). The Clemensen Loan has an interest rate of 0% per annum, and it matures in February 2024. The largest aggregate amount of principal outstanding under the Clemensen Loan during the year ended August 31, 2023, and the balance on August 31, 2023, was $232,466. In addition, Kehl Farms, LLC, which is owned by our director Russell Kehl, entered into two 2023 crop inputs loans with CHS Capital for the purchase of crop inputs, seeds, supplies and fuel in February 2023 ("Kehl Loans"). The Kehl Loans accrue interest at the rates of 11.4% and 2.5% per annum, payable upon maturity in February 2024. The largest aggregate amount of principal outstanding under the Kehl Loans during the year ended August 31, 2023, and the balance on August 31, 2023, was $4,587,017. During the year ended August 31, 2023, no principal or interest was paid on the Kehl Loans. Also, in December 2021, our director Kevin Throener entered into a crop inputs loan with CHS Capital with a maturity date in December 2023 ("Throener Loan"). The largest aggregate amount of principal outstanding under the Throener Loan during the year ended August 31, 2023, and the balance on August 31, 2023, was $212,263. During the year ended August 31, 2023, $514 in interest was paid on the Throener Loan. The terms of these financing arrangements were provided pursuant to financing programs widely available to our qualified customers.

In addition, our wholly-owned subsidiary, CHS Hedging, LLC, is a clearing broker, and from time to time our directors and their affiliates may place orders and clear trades with CHS Hedging in the ordinary course of business. CHS Hedging handles such trades on substantially the same terms and conditions as other similarly situated individuals who are not directors.

Review, Approval or Ratification of Related Party Transactions

    Pursuant to its amended and restated charter, our Audit Committee has responsibility for review and approval of all transactions between CHS and any related parties or affiliates of CHS, including its officers and directors, other than transactions in the ordinary course of business and on market terms.

    Related persons can include any of our directors or executive officers and any of their immediate family members, as defined by the SEC. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the Audit Committee. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officers or directors or their immediate family members have an interest. We also review our business records to identify potentially qualifying transactions between a related party and us. In addition, we have a written policy addressing related persons (included in our Code of Conduct) that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department of any such transactions.

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

    The following directors satisfy the definition of director independence set forth in the rules of The Nasdaq:

Independent Directors
David Beckman	Steve Fritel	Daniel Schurr
Clinton J. Blew	Alan Holm	Jerrad Stroh
Hal Clemensen	David Kayser	Kevin Throener
Jon Erickson	Russell Kehl	Cortney Wagner
Mark Farrell	Perry Meyer

    Further, although we do not need to rely upon an exemption for the Board of Directors as a whole, we are exempt pursuant to The Nasdaq rules from The Nasdaq director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. The Nasdaq exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent. All of the members of our Governance Committee and Executive Committee (the committees of our Board of Directors that perform the equivalent functions of a compensation committee) are independent other than Mr. Cordes and Mr. Jones.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2023 and 2022:

	2023	2022
	(Dollars in thousands)
Audit fees (1)	$5,270	$4,927
Audit-related fees (2)	57	254
Tax fees (3)	1,137	19
All other fees (4)	5	8
Total	$6,469	$5,208
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

    Our independent registered public accounting firm will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by our Audit Committee. Our Audit Committee approves in advance all nonaudit services to be performed by the independent auditors and the fees and compensation to be paid to the independent auditors. Our Audit Committee approved 100% of the services listed above in advance.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Annual Report on Form 10-K.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2023	$127,917	$2,348	$(53,638)	$76,627
2022	143,722	25,289	(41,094)	127,917
2021	165,540	10,175	(31,993)	143,722

Valuation allowance for deferred tax assets
2023	$189,685	$9,705	$(16,924)	$182,466
2022	208,810	18,341	(37,466)	189,685
2021	219,891	11,700	(22,781)	208,810
*Net of reserve adjustments.

    (a)(3) EXHIBITS

EXHIBIT INDEX

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (**)

3.1	Amended and Restated Articles of Incorporation of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2021).
3.2	Amended and Restated Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 6, 2022).
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
10.1A
Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020). (+)

10.1B
Amendment No. 2 to Employment Agreement, dated as of November 3, 2021, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021). (+)

10.1C
Amendment No. 3 to Employment Agreement, dated as of November 1, 2022, between CHS Inc. and Jay D. Debertin (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022). (+)

10.1D	Amendment No. 4 to Employment Agreement, dated as of November 7, 2023, between CHS Inc. and Jay D. Debertin. (*)(+)
10.2	CHS Inc. Supplemental Executive Retirement Plan (2023 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2023, filed April 5, 2023). (+)
10.3	CHS Inc. FY24 Annual Variable Pay Plan Master Plan Document (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2023, filed July 13, 2023). (+)
10.4	CHS Inc. Executive Long-Term Incentive Plan Document (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2023, filed July 13, 2023). (+)
10.4A	CHS Inc. Long-Term Incentive Plan Document. (*)(+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.8	CHS Inc. Deferred Compensation Plan Master Plan Document (2023 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended February 28, 2023, filed April 5, 2023). (+)
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
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

10.13A
Second Amended and Restated Limited Liability Company Agreement, dated April 1, 2023, between CHS Inc. and Cargill, Incorporated. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2023, filed July 13, 2023).

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

10.19
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

10.20
2015 Credit Agreement (10-Year Term Loan) dated as of September 4, 2015, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed September 11, 2015).

10.20A
Amendment No. 1 to 2015 Credit Agreement (10-Year Term Loan), dated as of June 30, 2016, by and between CHS Inc., CoBank, ACB, as a syndication party and as the administrative agent for the benefit of all present and future syndication parties, and the other syndication parties thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2016, filed July 7, 2016).

10.20B
Amendment No. 2 to 2015 Credit Agreement (10-Year Term Loan), dated as of July 16, 2019, by and between CHS Inc., CoBank, ACB, for its own benefit as a syndication party and as the administrative agent for the benefit of the present and future syndication parties, and the other syndication parties party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed July 19, 2019).

10.20C
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

10.20D
Amendment No. 4 to 2015 Credit Agreement (10-Year Term Loan), dated as of April 21, 2023, by and between CHS Inc., CoBank, ACB, for its own benefit as a lender and as the administrative agent for the benefit of the present and future lenders, and the other lenders party thereto. (Incorporated by reference to our Current Report on Form 8-K, filed April 25, 2023).

10.21
Note Purchase Agreement, dated as of January 14, 2016, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2016).

10.22	Note Purchase Agreement, dated as of August 14, 2020, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed August 14, 2020).
10.23
Note Purchase Agreement, dated as of January 24, 2023, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Current Report on Form 8-K, filed January 25, 2023).

10.24
Sale and Contribution Agreement, dated as of July 22, 2016, by and among CHS Inc., CHS Capital, LLC and Cofina Funding, LLC. (Incorporated by reference to our Form 10-K for the year ended August 31, 2016, filed November 3, 2016).

10.24A
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

10.24B
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

10.24C
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

10.24D
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

10.24E
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

10.24F
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

10.24G
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

10.24H
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

10.24I
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

10.25
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

10.25A
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

10.25B
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

10.25C
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

10.25D
Twelfth Amendment and Restated Receivables Purchase Agreement, dated as of July 11, 2023, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ. Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-Q for the quarterly report ended May 31, 2023, filed July 13, 2023).

10.25E	Thirteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 29, 2023, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer (*)
10.26
Performance Guaranty, dated as of July 22, 2016, executed by CHS Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020. filed November 5, 2020).

10.26A
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

10.27
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

10.27A	Amendment No. 1 to the Framework Agreement, dated as of July 23, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).

10.27B	Amendment No. 2 to the Framework Agreement, dated as of August 29, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.27C	Amendment No. 3 to the Framework Agreement, dated as of June 26, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.27D	Amendment No. 4 to the Framework Agreement, dated as of September 24, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.27E	Amendment No. 5 to the Framework Agreement, dated as of August 31, 2021. (Incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021).
10.27F	Amendment No. 6 to the Framework Agreement, dated as of August 30, 2022. (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 20222).
10.28
Master Framework Agreement, dated as of July 11, 2023 (the "Framework Agreement), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-Q for the quarterly report ended May 31, 2023, filed July 13, 2023).

10.29
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.29A
Amendment No. 1 to 1996 SIFMA Master Repurchase Agreement, dated as of June 26, 2020, between CHS Inc., as seller, and MUFG Bank Ltd., as buyer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).

10.30
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Capital, LLC and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.30A
Amendment No. 1 to 1996 SIFMA Master Repurchase Agreement, dated as of June 26, 2020, between CHS Capital, LLC, as seller, CHS Inc., as guarantor, and MUFG Bank Ltd., as buyer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).

10.31
Guaranty, dated as of September 4, 2018, by CHS Inc. in favor of the buyer under the Framework Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.32	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
10.33	Letter Agreement, dated January 1, 2021, between CHS Inc. and Brandon Smith. (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022). (+)
19.1	Insider Trading Policy. (*)
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document. (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed herewith.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

    (c) SCHEDULES

    None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2023.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 8, 2023:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer (principal financial officer)
Olivia Nelligan

/s/ Daniel Lehmann	Senior Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

*	Chair of the Board of Directors
Daniel Schurr

*	Director
David Beckman

*	Director
Clinton J. Blew

*	Director
Hal Clemensen

*	Director
Scott A. Cordes

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Steve Fritel

*	Director
Alan Holm

*	Director
David Johnsrud

*	Director
Tracy G. Jones

*	Director
David R. Kayser

*	Director
Russell A. Kehl

*	Director
Perry Meyer

*	Director
Jerrad Stroh

*	Director
Kevin Throener

*	Director
Cortney Wagner

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CHS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equities and of cash flows for each of the three years in the period ended August 31, 2023, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2023, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Grain Inventories and Grain Forward Commodity Purchase and Sales Contracts

As described in Notes 4, 15, and 16 to the consolidated financial statements, the Company's grain and oilseed inventories were $1,100.0 million as of August 31, 2023, and commodity derivatives in an asset and liability position were $280.4 million and $349.1 million, respectively, as of August 31, 2023, of which grain and oilseed make up the majority of forward commodity purchase and sales contracts. Management enters into various derivative instruments to manage the Company's exposure to movements primarily associated with agricultural and energy commodity prices. The net realizable value of grain inventories and fair value of grain forward commodity purchase and sales contracts are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter markets.

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
November 8, 2023

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2023	2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,765,286	$793,957
Receivables	3,105,811	3,548,315
Inventories	3,215,179	3,652,871
Other current assets	1,042,373	1,382,704
Total current assets	9,128,649	9,377,847
Investments	3,828,872	3,728,006
Property, plant and equipment	4,869,373	4,744,959
Other assets	1,130,524	973,995
Total assets	$18,957,418	$18,824,807
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$547,923	$606,719
Current portion of long-term debt	7,839	290,605
Accounts payable	2,930,607	3,063,310
Accrued expenses	773,054	784,317
Other current liabilities	1,639,771	2,207,018
Total current liabilities	5,899,194	6,951,969
Long-term debt	1,819,819	1,668,209
Other liabilities	786,016	743,363
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,911,649	5,391,236
Accumulated other comprehensive loss	(265,395)	(255,335)
Capital reserves	2,537,486	2,055,682
Total CHS Inc. equities	10,447,778	9,455,621
Noncontrolling interests	4,611	5,645
Total equities	10,452,389	9,461,266
Total liabilities and equities	$18,957,418	$18,824,807

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2023	2022	2021
	(Dollars in thousands)
Revenues	$45,590,004	$47,791,666	$38,448,033
Cost of goods sold	43,213,739	45,664,745	37,496,634
Gross profit	2,376,265	2,126,921	951,399
Marketing, general and administrative expenses	1,032,765	997,835	745,602
Operating earnings	1,343,500	1,129,086	205,797
Interest expense	137,442	114,156	104,565
Other income	(112,131)	(23,760)	(59,559)
Equity income from investments	(689,590)	(771,327)	(354,529)
Income before income taxes	2,007,779	1,810,017	515,320
Income tax expense (benefit)	107,655	132,116	(38,249)
Net income	1,900,124	1,677,901	553,569
Net loss attributable to noncontrolling interests	(314)	(861)	(383)
Net income attributable to CHS Inc.	$1,900,438	$1,678,762	$553,952

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$1,900,124	$1,677,901	$553,569
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	(5,285)	(27,255)	18,295
Cash flow hedges	(6,811)	4,019	(6,062)
Foreign currency translation adjustment	2,036	(15,708)	5,300
Other comprehensive (loss) income, net of tax	(10,060)	(38,944)	17,533
Comprehensive income	1,890,064	1,638,957	571,102
Comprehensive loss attributable to noncontrolling interests	(314)	(861)	(383)
Comprehensive income attributable to CHS Inc.	$1,890,378	$1,639,818	$571,485

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2023, 2022 and 2021
	Equity Certificates				Accumulated Other Comprehensive Income (Loss)
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2020	$3,724,187	$28,727	$1,408,696	$2,264,038	$(233,924)	$1,618,147	$9,302	$8,819,173
Reversal of prior year patronage and redemption estimates	28,000	—	(206,970)	—	—	241,970	—	63,000
Distribution of 2020 patronage refunds	—	—	214,733	—	—	(244,775)	—	(30,042)
Redemptions of equities	(67,403)	(290)	(11,688)	—	—	—	—	(79,381)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(873)	(6)	(165)	—	—	(6,360)	(454)	(7,858)
Net income (loss)	—	—	—	—	—	553,952	(383)	553,569
Other comprehensive income, net of tax	—	—	—	—	17,533	—	—	17,533
Estimated 2021 patronage refunds	—	—	230,290	—	—	(280,290)	—	(50,000)
Estimated 2021 equity redemptions	(100,000)	—	—	—	—	—	—	(100,000)
Balances, August 31, 2021	3,583,911	28,431	1,634,896	2,264,038	(216,391)	1,713,976	8,465	9,017,326
Reversal of prior year patronage and redemption estimates	100,000	—	(230,290)	—	—	280,290	—	150,000
Distribution of 2021 patronage refunds	—	—	235,576	—	—	(286,602)	—	(51,026)
Redemptions of equities	(101,420)	(501)	(9,897)	—	—	—	—	(111,818)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(4,163)	3	(7,971)	—	—	585	(1,959)	(13,505)
Net income (loss)	—	—	—	—	—	1,678,762	(861)	1,677,901
Other comprehensive loss, net of tax	—	—	—	—	(38,944)	—	—	(38,944)
Estimated 2022 patronage refunds	508,803	—	153,858	—	—	(1,162,661)	—	(500,000)
Estimated 2022 equity redemptions	(500,000)	—	—	—	—	—	—	(500,000)
Balances, August 31, 2022	3,587,131	27,933	1,776,172	2,264,038	(255,335)	2,055,682	5,645	9,461,266
Reversal of prior year patronage and redemption estimates	(8,803)	—	(153,858)	—	—	1,162,661	—	1,000,000
Distribution of 2022 patronage refunds	516,415	—	154,548	—	—	(1,174,020)	—	(503,057)
Redemptions of equities	(482,662)	(331)	(12,797)	—	—	—	—	(495,790)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(1,821)	(44)	(518)	—	—	1,677	(720)	(1,426)
Net income (loss)	—	—	—	—	—	1,900,438	(314)	1,900,124
Other comprehensive loss, net of tax	—	—	—	—	(10,060)	—	—	(10,060)
Estimated 2023 patronage refunds	706,125	—	169,159	—	—	(1,240,284)	—	(365,000)
Estimated 2023 equity redemptions	(365,000)	—	—	—	—	—	—	(365,000)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,900,124	$1,677,901	$553,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	539,521	536,493	535,498
Equity income from investments, net of distributions received	(81,272)	(48,847)	(40,035)
Provision for current expected credit losses	(15,624)	19,920	6,692
Gain/recovery on sale of business	300	(13,083)	(19,034)
LIFO liquidations	—	—	(35,258)
Deferred taxes	(6,429)	39,548	(11,957)
Other, net	(44,546)	(17,833)	(41,218)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	645,781	(547,564)	(568,752)
Inventories	437,692	(317,918)	(549,221)
Accounts payable and accrued expenses	(127,399)	555,446	1,007,229
Other, net	36,034	62,455	(79,702)
Net cash provided by operating activities	3,284,182	1,946,518	757,811
Cash flows from investing activities:
Acquisition of property, plant and equipment	(564,522)	(354,444)	(317,794)
Proceeds from disposition of property, plant and equipment	29,645	14,318	20,742
Expenditures for major maintenance	(217,413)	(24,768)	(40,922)
Proceeds from sale of business	64	73,152	81,366
Changes in CHS Capital notes receivable, net	(203,843)	(161,340)	132,268
Financing extended to customers	(137,091)	(83,514)	(1,926)
Payments from customer financing	148,690	94,388	6,892
Other investing activities, net	(5,721)	(14,876)	17,702
Net cash used in investing activities	(950,191)	(457,084)	(101,672)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	7,183,395	20,730,750	31,765,082
Payments on notes payable, long-term debt and finance lease obligations	(7,385,813)	(21,515,920)	(31,806,918)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(495,790)	(111,818)	(79,381)
Cash patronage dividends paid	(503,057)	(51,026)	(30,042)
Other financing activities, net	(25,535)	2,994	(6,658)
Net cash used in financing activities	(1,395,468)	(1,113,688)	(326,585)
Effect of exchange rate changes on cash and cash equivalents	2,590	(14,756)	(4,063)
Increase in cash and cash equivalents and restricted cash	941,113	360,990	325,491
Cash and cash equivalents and restricted cash at beginning of period	903,474	542,484	216,993
Cash and cash equivalents and restricted cash at end of period	$1,844,587	$903,474	$542,484
Supplemental cash flow information:
Cash paid for interest	$139,424	$113,726	$102,093
Cash paid (received) for income taxes, net of refunds	184,444	19,712	(8,842)
Other significant noncash investing and financing transactions:
Capital expenditures and major maintenance incurred but not yet paid	66,492	55,214	28,010
Finance lease obligations incurred	16,505	18,875	12,831
Accrual of patronage dividends and equity redemptions	730,000	1,000,000	150,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Organization, Basis of Presentation and Significant Accounting Policies

Organization

    CHS Inc. (referred to herein as "CHS," "company," "we," "us" or "our") is the nation's leading integrated agricultural cooperative. As a cooperative, CHS is owned by farmers and ranchers and member cooperatives ("members") across the United States. We also have preferred shareholders who own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("The Nasdaq"). See Note 12, Equities, for more detailed information.

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

Basis of Presentation

    The consolidated financial statements include the accounts of CHS and all our subsidiaries and limited liability companies in which we have control. The effects of all significant intercompany transactions have been eliminated.

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

    Restricted cash is included in our Consolidated Balance Sheets within other current assets and primarily relates to customer deposits for futures and option contracts associated with regulated commodities held in separate accounts as required under federal and other regulations. Pursuant to the requirements of the Commodity Exchange Act, such funds must be carried in separate accounts that are designated as segregated customer accounts, as applicable. Restricted cash also includes funds held in escrow pursuant to applicable regulations limiting their use.

    The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within our Consolidated Balance Sheets that aggregates to the amount presented in our Consolidated Statements of Cash Flows.

	August 31,
	2023	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$1,765,286	$793,957	$413,159
Restricted cash included in other current assets	79,301	109,517	129,325
Total cash and cash equivalents and restricted cash	$1,844,587	$903,474	$542,484

Recent Accounting Pronouncements

No recent accounting pronouncements are expected to have a material impact on our consolidated financial statements.

Note 2        Revenues

    We provide a wide variety of products and services, from agricultural inputs such as fuels, farm supplies and agronomy products, to agricultural outputs that include grain and oilseed, processed grains and oilseeds and food products, and renewable fuels production and marketing. We primarily conduct our operations and derive revenues within our Energy and Ag segments. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, refined soy oil and soyflour products; through production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, and feed and farm supplies. Corporate and Other primarily consists of our financing and hedging businesses.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

    Revenues are recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant governmental authority.

Contract Costs

    Commissions related to contracts with a duration of less than one year are expensed as incurred. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets we otherwise would have recognized is one year or less.

Disaggregation of Revenues

    The following table presents revenues recognized under ASC Topic 606, disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the years ended August 31, 2023, 2022 and 2021. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470 and ASC Topic 842, Leases ("ASC Topic 842"), that fall outside the scope of ASC Topic 606.

	Year ended August 31, 2023
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$8,996,149	$1,100,764	$—	$10,096,913
Ag	9,808,664	25,606,485	10,055	35,425,204
Corporate and Other	26,001	—	41,886	67,887
Total revenues	$18,830,814	$26,707,249	$51,941	$45,590,004

	Year ended August 31, 2022
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$9,302,400	$992,374	$—	$10,294,774
Ag	10,784,831	26,646,003	29,377	37,460,211
Corporate and Other	16,625	—	20,056	36,681
Total revenues	$20,103,856	$27,638,377	$49,433	$47,791,666

	Year ended August 31, 2021
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$5,680,391	$694,870	$—	$6,375,261
Ag	7,491,484	24,517,033	26,825	32,035,342
Corporate and Other	18,325	—	19,105	37,430
Total revenues	$13,190,200	$25,211,903	$45,930	$38,448,033
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Consolidated Balance Sheets and were $16.2 million and $17.2 million as of August 31, 2023 and 2022, respectively.

    Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $240.0 million and $541.5 million as of August 31, 2023 and 2022, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets, and are recognized as revenues within the next respective fiscal year.

Note 3        Receivables

    Receivables as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Trade accounts receivable	$2,010,162	$2,626,623
CHS Capital short-term notes receivable	845,192	644,875
Other	327,084	404,734
Gross receivables	3,182,438	3,676,232
Less allowances and reserves	76,627	127,917
Total receivables	$3,105,811	$3,548,315

Trade Accounts Receivable

    Trade accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses in accordance with ASC Topic 326, Financial Instruments - Credit Losses ("ASC Topic 326"). The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses. Receivables from related parties are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2023 or 2022.

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $61.1 million and $54.3 million as of August 31, 2023 and 2022, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2023 and 2022, commercial notes represented 15% and 25%, respectively, and producer notes represented 85% and 75%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2023, CHS Capital customers had additional available credit of $1.1 billion.

Allowance for Loan Losses

    CHS Capital maintains an allowance for loan losses that is an estimate of current expected losses inherent in the loans receivable portfolio. In accordance with ASC Topic 326, the allowance for loan losses is based on our current expectation for future losses, which takes into consideration historical loss experience, third-party industry forecasts, as well as other quantitative and qualitative factors addressing operational risks and industry trends. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance for loan losses. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2023 or 2022, and the allowance for loan losses related to CHS Capital notes were not material as of either date.

Interest Income

Interest income is recognized on the accrual basis using a method that computes simple interest on a daily basis. Accrual of interest on commercial loans receivable is discontinued at the time the receivable is 90 days past due unless the loan is well-collateralized and in process of collection. Past due status is based on contractual terms of the loan. Producer loans receivable are placed in nonaccrual status based on estimates and analysis due to the annual debt service terms inherent to CHS Capital's producer loans. In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

Troubled Debt Restructurings

    Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor, for economic reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or the acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings during the years ended August 31, 2023, 2022 and 2021, and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2023 or 2022.

Loan Participations

    For the years ended August 31, 2023 and 2022, CHS Capital sold $60.8 million and $64.2 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sales resulted in the removal of notes receivable from the Consolidated Balance Sheets. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to the servicing of notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

    Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops actually being produced. The financing is collateralized by future crops, land and physical assets of the farmers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred during the years ended August 31, 2023, 2022 and 2021, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2023 or 2022.

Note 4        Inventories

    Inventories as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Grain and oilseed	$1,099,956	$1,133,531
Energy	645,333	824,114
Agronomy	1,111,477	1,295,548
Processed grain and oilseed	141,360	292,992
Other	217,053	106,686
Total inventories	$3,215,179	$3,652,871

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

As of August 31, 2023 and 2022, we valued approximately 16% and 14%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $589.0 million and $678.3 million as of August 31, 2023 and 2022, respectively. There were no liquidations of LIFO inventories during fiscal 2023 or fiscal 2022.

Note 5        Other Current Assets

Other current assets as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Derivative assets (Note 15)	$320,119	$535,698
Margin and related deposits	342,872	390,782
Prepaid expenses	149,682	127,286
Supplier advance payments	136,304	198,753
Restricted cash (Note 1)	79,301	109,517
Other	14,095	20,668
Total other current assets	$1,042,373	$1,382,704

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

Prepaid Expenses and Supplier Advance Payments

Prepaid expenses and supplier advance payments are typically for periods less than 12 months and include amounts paid in advance for products and services. Supplier advance payments are primarily for grain purchases from suppliers and amounts paid to crop nutrient and crop protection product suppliers to lock in future supply, pricing and discounts.

Note 6        Investments

    Investments as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Equity method investments
CF Industries Nitrogen, LLC	$2,577,391	$2,641,604
Ventura Foods, LLC	519,169	410,093
Ardent Mills, LLC	265,146	250,857
Other equity method investments	337,281	298,722
Other investments	129,885	126,730
Total investments	$3,828,872	$3,728,006

Joint ventures and other investments in which we have significant ownership and influence but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen and Ventura Foods, LLC ("Ventura Foods"), which are summarized below. In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We had approximately $636.1 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2023.

    All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. We have elected to use the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions. Our share in the income or loss of these equity method investments is recorded within equity income from investments in the Consolidated Statements of Operations. Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. Investments in other cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in debt and equity instruments are carried at amounts that approximate fair values.

CF Nitrogen

We have a $2.6 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. The investment consists of an approximate 9% membership interest (based on product tons) in CF Nitrogen. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through fiscal 2096. Our purchases under the supply agreement are based on prevailing market prices and we receive semiannual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for the semiannual cash distributions. Cash distributions received from CF Nitrogen for the years ended August 31, 2023, 2022 and 2021, were $458.9 million, $618.7 million and $193.9 million, respectively.

    The following tables provide aggregate summarized financial information for CF Nitrogen for balance sheets as of August 31, 2023 and 2022, and statements of operations for the 12 months ended August 31, 2023, 2022 and 2021:

	2023	2022
	(Dollars in thousands)
Current assets	$899,246	$1,333,170
Noncurrent assets	5,355,732	5,787,921
Current liabilities	281,153	391,470
Noncurrent liabilities	1,128	1,895

	2023	2022	2021
	(Dollars in thousands)
Net sales	$5,070,489	$6,609,758	$2,975,983
Gross profit	2,194,363	3,318,189	866,880
Net earnings	2,173,715	3,249,005	809,536
Earnings attributable to CHS Inc.	394,678	593,182	198,439

Ventura Foods

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment and our share of the results of Ventura Foods is included in Corporate and Other.

    The following tables provide aggregate summarized financial information for our equity method investment in Ventura Foods for balance sheets as of August 31, 2023 and 2022, and statements of operations for the 12 months ended August 31, 2023, 2022 and 2021:

	2023	2022
	(Dollars in thousands)
Current assets	$1,041,799	$801,568
Noncurrent assets	609,021	618,310
Current liabilities	335,000	313,438
Noncurrent liabilities	303,209	311,982

	2023	2022	2021
	(Dollars in thousands)
Net sales	$3,552,194	$3,386,998	$2,584,532
Gross profit	547,107	333,368	350,708
Net earnings	406,271	117,666	151,196
Earnings attributable to CHS Inc.	203,136	58,833	78,519

    Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

Major classes of property, plant and equipment, including finance lease assets, are summarized in the table below as of August 31, 2023 and 2022.

	2023	2022
	(Dollars in thousands)
Land and land improvements	$350,703	$334,085
Buildings	1,242,913	1,192,571
Machinery and equipment	7,979,164	7,819,152
Office equipment and other	498,430	496,121
Construction in progress	630,542	339,043
Gross property, plant and equipment	10,701,752	10,180,972
Less accumulated depreciation and amortization	5,832,379	5,436,013
Total property, plant and equipment	$4,869,373	$4,744,959

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

    Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2023, 2022 and 2021, was $457.9 million, $458.2 million and $455.9 million, respectively.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted, estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal 2023, fiscal 2022 or fiscal 2021.

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

Note 8        Other Assets

    Other assets as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Goodwill	$179,976	$179,976
Customer lists, trademarks and other intangible assets	46,980	53,165
Notes receivable (Note 3)	76,919	46,012
Long-term derivative assets (Note 15)	1,119	8,546
Prepaid pension and other benefits (Note 13)	78,819	74,810
Capitalized major maintenance	289,377	147,521
Cash value life insurance	134,126	128,876
Operating lease right of use assets (Note 19)	254,844	242,859
Other	68,364	92,230
Total other assets	$1,130,524	$973,995

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

There were no changes in the net carrying amount of goodwill for the year ended August 31, 2023. Changes in the net carrying amount of goodwill for the year ended August 31, 2022, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2021	$552	$160,475	$10,574	$171,601
Goodwill acquired during the period	8,906	—	—	8,906
Goodwill disposed of during the period	—	(531)	—	(531)
Balances, August 31, 2022	$9,458	$159,944	$10,574	$179,976

No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method of accounting, and allocated expenses.

No goodwill impairments were identified as a result of our annual goodwill analyses performed as of July 31, 2023, 2022 or 2021. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future.

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

	August 31, 2023			August 31, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$85,341	$(41,374)	$43,967	$84,565	$(35,280)	$49,285
Trademarks and other intangible assets	11,332	(8,319)	3,013	11,902	(8,022)	3,880
Total intangible assets	$96,673	$(49,693)	$46,980	$96,467	$(43,302)	$53,165

    Intangible asset amortization expense for the years ended August 31, 2023, 2022 and 2021, was $6.7 million, $6.8 million and $6.9 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for future years is as follows:

(Dollars in thousands)
2024	$6,631
2025	6,415
2026	6,233
2027	6,178
2028	6,178
Thereafter	15,345
Total	$46,980

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2023, 2022 and 2021, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2023	$147,521	$216,762	$(74,906)	$289,377
2022	196,641	25,401	(74,521)	147,521
2021	228,511	41,899	(73,769)	196,641

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

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2023.

Notes Payable

Notes payable as of August 31, 2023 and 2022, consisted of the following:

	Weighted-average Interest Rate
	2023	2022	2023	2022
			(Dollars in thousands)
Notes payable	5.37%	4.41%	$375,932	$459,398
CHS Capital notes payable	4.24%	1.34%	171,991	147,321
Total notes payable			$547,923	$606,719

    On April 21, 2023, we amended and restated our primary line of credit, which is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of August 31, 2023. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

In addition to our facilities referenced above, our wholly-owned subsidiaries, CHS Europe S.a.r.l. and CHS Agronegocio Industria e Comercio Ltda have lines of credit with $185.9 million outstanding as of August 31, 2023, and our other international subsidiaries have lines of credit with $188.5 million outstanding as of August 31, 2023.

CHS Capital Notes Payable

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of August 31, 2023, total availability under the Securitization Facility was $950.2 million, of which no amount was utilized.

On July 11, 2023, we amended the Securitization Facility and entered into a repurchase facility ("Repurchase Facility"), under which we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. The amendments to the Securitization Facility were designed to remove from the securitization certain receivables and notes receivables to permit them to be sold under the Repurchase Facility. On August 29, 2023 the Securitization Facility was further amended to extend the term of the agreement and update pricing. No balance was outstanding under this Repurchase Facility as of August 31, 2023.

CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. The total commitments under the program were $100.0 million; however, no amounts were borrowed under these commitments as of August 31, 2023.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $172.0 million as of August 31, 2023.

Long-Term Debt

    During the year ended August 31, 2023, we repaid approximately $283.0 million of long-term debt. On January 24, 2023, we entered into a Note Purchase Agreement to borrow $150.0 million of long-term debt in the form of a note. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2023 and 2022, are presented in the table below:

	2023	2022
	(Dollars in thousands)
4.67% unsecured notes $130 million face amount, due in fiscal 2023	$—	$130,000
4.39% unsecured notes $152 million face amount, due in fiscal 2023	—	152,000
3.85% unsecured notes $80 million face amount, due in fiscal 2025	80,000	80,000
3.80% unsecured notes $100 million face amount, due in fiscal 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in fiscal 2025	150,000	150,000
4.82% unsecured notes $80 million face amount, due in fiscal 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
3.24% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
5.68% unsecured notes $150 million face amount, due in fiscal 2030	150,000	—
3.48% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
3.58% unsecured notes $65 million face amount, due in fiscal 2033	65,000	65,000
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
3.73% unsecured notes $115 million face amount, due in fiscal 2036	115,000	115,000
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
Private placement debt	1,413,000	1,545,000
6.93% unsecured term loan from cooperative and other banks, due in fiscal 2026 (a)	366,000	366,000
Term loan	366,000	366,000
Finance lease liabilities	49,235	44,773
Deferred financing costs	(3,127)	(3,535)
Other, including notes and contracts with interest rates from 4.0% to 9.0%	2,550	6,576
Total long-term debt	1,827,658	1,958,814
Less current portion	7,839	290,605
Long-term portion	$1,819,819	$1,668,209
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

    As of August 31, 2023, the fair value of our long-term debt is estimated to be $1.6 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

Long-term debt outstanding as of August 31, 2023, has aggregate maturities, excluding fair value adjustments and finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2024	$1,060
2025	330,187
2026	446,020
2027	58,021
2028	190,000
Thereafter	755,000
Total	$1,780,288

    Interest expense for the years ended August 31, 2023, 2022 and 2021, was $137.4 million, $114.2 million and $104.6 million, respectively, net of capitalized interest of $14.0 million, $6.1 million and $8.0 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Customer margin deposits and credit balances	$197,315	$283,234
Customer advance payments	356,760	525,003
Derivative liabilities (Note 15)	355,696	398,781
Dividends and equity payable (Note 12)	730,000	1,000,000
Total other current liabilities	$1,639,771	$2,207,018

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

The provision for (benefit from) income taxes for the years ended August 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
	(Dollars in thousands)
Current:
Federal	$66,672	$56,582	$(533)
State	36,925	24,224	2,943
Foreign	3,735	9,833	56
Total current	107,332	90,639	2,466
Deferred:
Federal	7,799	41,710	(24,676)
State	(7,661)	491	(15,666)
Foreign	185	(724)	(373)
Total deferred	323	41,477	(40,715)
Total	$107,655	$132,116	$(38,249)

    Domestic income before income taxes was $2.0 billion, $1.8 billion and $497.5 million for the years ended August 31, 2023, 2022 and 2021, respectively. Foreign income (loss) before income taxes was $55.4 million, ($4.9) million and $17.8 million for the years ended August 31, 2023, 2022 and 2021, respectively.

     Deferred tax assets and liabilities as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$51,960	$61,843
Postretirement health care and deferred compensation	51,635	46,008
Tax credit carryforwards	97,730	101,457
Loss carryforwards	111,963	110,018
Nonqualified equity	467,519	424,869
Lease obligations	62,225	60,329
Other	43,164	95,027
Deferred tax assets valuation allowance	(182,466)	(189,685)
Total deferred tax assets	703,730	709,866
Deferred tax liabilities:
Pension costs	10,596	14,600
Investments	129,683	169,970
Property, plant and equipment	625,403	605,463
Lease right of use assets	60,501	58,852
Total deferred tax liabilities	826,183	848,885
Net deferred tax liabilities	$122,453	$139,019

    We had total gross loss carryforwards of $587.3 million, as of August 31, 2023, of which $344.4 million will expire over periods ranging from fiscal 2023 to fiscal 2043. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2023. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. Our McPherson refinery's gross state tax credit carryforwards for income tax were approximately $116.6 million and $122.8 million as of August 31, 2023 and 2022, respectively. The refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis. Our state tax credits of $116.6 million will begin to expire during fiscal 2024.

    The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.1	1.1	(2.6)
Patronage earnings	(13.0)	(13.6)	(11.4)
Domestic production activities deduction	(3.2)	(3.2)	(8.2)
Export activities at rates other than the U.S. statutory rate	(0.2)	0.4	0.5
Intercompany transfer of business assets	—	(0.1)	(4.7)
Increase in unrecognized tax benefits	—	—	0.8
Valuation allowance	—	0.2	(0.2)
Other	(0.3)	1.5	(2.6)
Effective tax rate	5.4%	7.3%	(7.4)%

Primary drivers of fiscal 2023 and 2022 income tax expense were increased nonpatronage earnings and other nondeductible items, which were partially offset by the current Domestic Production Activities Deduction ("DPAD") benefit. Primary drivers of the fiscal 2021 income tax benefit were retaining the current DPAD benefit and from tax planning associated with certain assets.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Fiscal years 2007 through 2019 remain subject to examination for certain issues.

Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged and we may or may not prevail. If we determine that a tax position is more likely than not to be sustained upon audit, based on the technical merits of the position, we recognize the benefit by measuring the amount that is greater than 50% likely of being realized. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits for the periods is presented as follows:

	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$124,959	$122,149	$119,150
Additions attributable to current year tax positions	—	—	2,000
Additions attributable to prior year tax positions	894	2,810	15,974
Reductions attributable to prior year tax positions	—	—	(14,975)
Balance at end of period	$125,853	$124,959	$122,149

    If we were to prevail on all positions taken in relation to uncertain tax positions, $116.0 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

    We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized benefits of $0.8 million, $0.7 million and $1.4 million for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations for the years ended August 31, 2023, 2022 and 2021, respectively, and a related $3.7 million and $3.3 million interest payable on our Consolidated Balance Sheets as of August 31, 2023 and 2022, respectively.

Note 12        Equities

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2023 are estimated to be $1.2 billion, with the qualified cash portion estimated to be $365.0 million, estimated qualified equity distributions of $706.1 million and estimated nonqualified equity distributions of $169.2 million.

The following table presents estimated patronage distributions for the year ending August 31, 2023, and actual patronage distributions for the years ended August 31, 2022, 2021 and 2020:

	2024	2023	2022	2021
	(Dollars in millions)
Patronage distributed in cash	$365.0	$503.1	$51.0	$30.0
Patronage distributed in equity	875.3	670.9	235.6	214.8
Total patronage distributed	$1,240.3	$1,174.0	$286.6	$244.8

    Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2023, 2022 and 2021 be added to our capital reserves.

    Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for nonindividuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2023, which will be distributed in fiscal 2024, to be approximately $365.0 million. This amount is classified as a current liability on our August 31, 2023, Consolidated Balance Sheet. During the years ended August 31, 2023, 2022 and 2021, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $495.8 million, $111.8 million and $79.4 million, respectively.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of August 31, 2023, all shares of which are listed and traded on the Global Select Market of The Nasdaq:

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

Preferred Stock Dividends

    We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2023, 2022 and 2021. As of August 31, 2023, the Board of Directors had not authorized the issuance of any preferred shares that were not outstanding.

    The following is a summary of dividends per share by series of preferred stock for the years ended August 31, 2023 and 2022:

		Years Ended August 31,
	Nasdaq Symbol	2023	2022
		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88	1.88

Accumulated Other Comprehensive Loss

    Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2023, 2022 and 2021 are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2020, net of tax	$(159,680)	$10,886	$(85,130)	$(233,924)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	4,048	11,700	5,573	21,321
Amounts reclassified out	20,256	(19,753)	—	503
Total other comprehensive income (loss), before tax	24,304	(8,053)	5,573	21,824
Tax effect	(6,009)	1,991	(273)	(4,291)
Other comprehensive income (loss), net of tax	18,295	(6,062)	5,300	17,533
Balance as of August 31, 2021, net of tax	(141,385)	4,824	(79,830)	(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(52,163)	(2,161)	(15,809)	(70,133)
Amounts reclassified out	22,240	7,455	—	29,695
Total other comprehensive income (loss), before tax	(29,923)	5,294	(15,809)	(40,438)
Tax effect	2,668	(1,275)	101	1,494
Other comprehensive income (loss), net of tax	(27,255)	4,019	(15,708)	(38,944)
Balance as of August 31, 2022, net of tax	(168,640)	8,843	(95,538)	(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(13,596)	(25,024)	1,829	(36,791)
Amounts reclassified out	93	16,044	—	16,137
Total other comprehensive income (loss), before tax	(13,503)	(8,980)	1,829	(20,654)
Tax effect	8,218	2,169	207	10,594
Other comprehensive income (loss), net of tax	(5,285)	(6,811)	2,036	(10,060)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)

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

    Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2023 and 2022, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$759,173	$925,239	$18,257	$20,604	$24,524	$29,069
Service cost	38,579	46,275	1,840	926	670	996
Interest cost	30,588	17,167	741	281	1,035	503
Actuarial loss (gain):
Experience study and mortality updates	2,573	2,941	159	43	—	19
Other demographic experience*	5,181	9,875	1,999	1,313	(553)	717
Discount rate change	(45,216)	(164,543)	(876)	(2,892)	(1,312)	(4,979)
Plan amendments	490	132	—	—	—	—
Settlements	—	—	—	(1,327)	—	—
Benefits paid	(82,857)	(77,913)	(1,140)	(691)	(1,792)	(1,801)
Projected benefit obligation at end of period	$708,511	$759,173	$20,980	$18,257	$22,572	$24,524
Change in plan assets:
Fair value of plan assets at beginning of period	$787,422	$993,124	$—	$—	$—	$—
Actual (loss) gain on plan assets	(8,415)	(166,789)	—	—	—	—
Company contributions	40,000	39,000	1,140	2,018	1,792	1,801
Benefits paid	(82,857)	(77,913)	(1,140)	(2,018)	(1,792)	(1,801)
Fair value of plan assets at end of period	$736,150	$787,422	$—	$—	$—	$—
Funded status at end of period	$27,639	$28,249	$(20,980)	$(18,257)	$(22,572)	$(24,524)
Amounts recognized on balance sheet:
Noncurrent assets	$27,639	$28,249	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(2,880)	(2,300)	(2,170)	(2,290)
Noncurrent liabilities	—	—	(18,100)	(15,957)	(20,402)	(22,234)
Ending balance	$27,639	$28,249	$(20,980)	$(18,257)	$(22,572)	$(24,524)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$1,172	$831	$(160)	$(274)	$(1,380)	$(1,825)
Net loss (gain)	247,609	235,399	4,294	3,257	(18,096)	(17,846)
Ending balance	$248,781	$236,230	$4,134	$2,983	$(19,476)	$(19,671)
*Other demographic experience is comprised of all demographic experience different than anticipated, including terminations, retirements, deaths, pay, etc.

The accumulated benefit obligation of the qualified pension plans was $678.4 million and $728.9 million as of August 31, 2023 and 2022, respectively. The accumulated benefit obligation of the nonqualified pension plans was $20.9 million and $18.3 million as of August 31, 2023 and 2022, respectively.

    Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2023	2022
	(Dollars in thousands)
Projected benefit obligation	$20,980	$18,257
Accumulated benefit obligation	20,908	18,257

    Components of net periodic benefit costs for the years ended August 31, 2023, 2022 and 2021, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$38,579	$46,275	$45,229	$1,840	$926	$433	$670	$996	$1,186
Interest cost	30,588	17,167	16,563	741	281	273	1,035	503	493
Expected return on assets	(43,129)	(43,958)	(43,641)	—	—	—	—	—	—
Prior service cost (credit) amortization	149	174	178	(114)	(114)	(114)	(445)	(445)	(445)
Actuarial loss (gain) amortization	1,872	23,406	21,790	245	478	212	(1,615)	(1,259)	(1,365)
Net periodic benefit cost (benefit)	$28,059	$43,064	$40,119	$2,712	$1,571	$804	$(355)	$(205)	$(131)

    Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2023, 2022 and 2021, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$490	$132	$113	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	14,082	59,020	(4,408)	1,282	(1,537)	1,978	(1,865)	(4,243)	(1,163)
Amortization of actuarial (gain) loss	(1,872)	(23,406)	(21,790)	(245)	(478)	(212)	1,615	1,259	1,365
Amortization of prior service (credit) costs	(149)	(174)	(178)	114	114	114	445	445	445
Settlement of retiree obligations (a)	—	—	—	—	(307)	—	—	—	—
Total recognized in other comprehensive loss (income)	$12,551	$35,572	$(26,263)	$1,151	$(2,208)	$1,880	$195	$(2,539)	$647
(a) Reflects amounts reclassified from accumulated other comprehensive loss (income) to net earnings.

    Estimated amortization in fiscal 2024 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service costs (credit)	$178	$(114)	$(445)
Amortization of actuarial loss (gain)	1,796	380	(1,616)

Plan assumptions for the years ended August 31, 2023, 2022 and 2021, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average assumptions to determine the net periodic benefit cost:
Interest credit rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Discount rate	4.69%	2.80%	2.65%	4.48%	2.04%	2.07%	4.64%	2.57%	2.43%
Expected return on plan assets	4.88%	4.88%	4.90%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.93%	4.79%	4.99%	4.93%	4.79%	4.99%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Interest credit rate	4.80%	4.65%	4.65%	4.80%	4.65%	4.65%	N/A	N/A	N/A
Discount rate	5.38%	4.69%	2.78%	5.23%	4.49%	2.08%	5.33%	4.64%	2.57%
Rate of compensation increase	4.98%	4.93%	4.79%	4.98%	4.93%	4.79%	N/A	N/A	N/A

A significant assumption for pension costs and obligations is the discount rate. We use a full-yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The discount rate reflects the rate at which the associated benefits could be effectively settled as of the measurement date. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plans that receive high investment-grade ratings by recognized ratings agencies.

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

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2023. The rate was assumed to decrease gradually to 4.5% by 2031 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$170	$140
Effect on postretirement benefit obligation	1,400	1,300

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2023, we made a discretionary contribution of $40.0 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2023, we do not currently believe we will be required to contribute to these plans in fiscal 2024, although we may voluntarily elect to do so. We expect to pay $5.1 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2024.

    Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2024	$69,100	$2,880	$2,170
2025	69,600	3,020	2,280
2026	69,800	2,800	2,220
2027	71,200	2,480	2,180
2028	74,200	2,160	2,060
2029-2033	339,800	8,380	8,570

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

    Our pension plans' recurring fair value measurements by asset category as of August 31, 2023 and 2022, are presented in the tables below:

	2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$12,505	$—	$—	$12,505
Equities:
Common/collective trust at net asset value (1)	—	—	—	127,225
Fixed income securities:
Other investments	25,143	86,315	—	111,458
Common/collective trust at net asset value (1)	—	—	—	425,180
Partnership and joint venture interests measured at net asset value (1)	—	—	—	59,782
Total	$37,648	$86,315	$—	$736,150

	2022
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$7,472	$—	$—	$7,472
Equities:
Common/collective trust at net asset value (1)	—	—	—	142,730
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	550,046
Partnership and joint venture interests measured at net asset value (1)	—	—	—	87,174
Total	$7,472	$—	$—	$787,422
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

    Definitions for valuation levels are found in Note 16, Fair Value Measurements. We use the following valuation methodologies for assets measured at fair value:

    Common/collective trusts. Common/collective trusts primarily consist of equity and fixed income funds and are valued using other significant observable inputs, including quoted prices for similar investments, interest rates, prepayment speeds, credit risks, referenced indices, quoted prices in inactive markets, adjusted quoted prices in active markets, adjusted quoted prices on foreign equity securities that were adjusted in accordance with pricing procedures approved by the trust, etc.

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

Other investments. Other investments are comprised primarily of investments in various government agency obligations and U.S. Treasury securities which are valued using quoted market prices and classified within Level 1, as well as corporate, foreign government, and municipal issue fixed income marketable securities which are valued using institutional bond or broker quotes along with various other market and industry inputs and classified within Level 2.

    Partnership and joint venture interests. The net asset value of shares held by the plan at year-end is used to value these assets as a practical expedient for fair value. The net asset value is based on the fair value of the underlying assets owned by the trust, minus its liabilities, then divided by the number of units outstanding. Redemptions of these interests generally require a 45- to 60-day notice period.

We are one of approximately 400 employers contributing to the Co-op Retirement Plan ("Co-op Plan"), which is a defined benefit plan constituting a multiple employer plan under the Internal Revenue Code of 1986, as amended, and a multiemployer plan under the accounting standards. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•If we choose to stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The withdrawal liability associated with the multiemployer plan was approximately $22.7 million as of August 31, 2023.

    Our participation in the Co-op Plan for the years ended August 31, 2023, 2022 and 2021, is outlined in the table below:

		Contributions of CHS
		(Dollars in thousands)
Plan Name	EIN/Plan Number	2023	2022	2021	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Co-op Retirement Plan	01-0689331 / 001	$1,017	$955	$1,172	N/A	N/A

    Our contributions for the years stated above did not represent more than 5% of total contributions to the Co-op Plan as indicated in the Co-op Plan's most recently available annual report (Form 5500).

    Provisions of the Pension Protection Act of 2006 ("PPA") do not apply to the Co-op Plan because there is a special exemption for cooperative plans if the plan is maintained by more than one employer and at least 85% of the employers are rural cooperatives or cooperative organizations owned by agricultural producers. In the Co-op Plan, a zone status determination is not required, and therefore not determined. In addition, the accumulated benefit obligations and plan assets are not determined or allocated separately by individual employers. The most recent financial statements available in 2023 and 2022 are for the Co-op Plan's year-end at March 31, 2023 and 2022, respectively. In total, the Co-op Plan was at least 80% funded on those dates based on the total plan assets and accumulated benefit obligations.

    Because the provisions of the PPA do not apply to the Co-op Plan, funding improvement plans and surcharges are not applicable. Future contribution requirements are determined each year as part of the actuarial valuation of the plan and may change as a result of plan experience.

    In addition to the contributions to the Co-op Plan listed above, total contributions to individually insignificant multiemployer pension plans were immaterial in fiscal 2023, 2022 and 2021.

    We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $38.7 million, $35.0 million and $30.1 million, for the years ended August 31, 2023, 2022 and 2021, respectively.

Note 14        Segment Reporting

    We are an integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision maker, our Chief Executive Officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into three reportable segments: Energy, Ag and Nitrogen Production.

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen and allocated expenses. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and UAN annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consists of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods and Ardent Mills, LLC ("Ardent Mills") are also included in our Corporate and Other category.

    Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO, LLC ("TEMCO"). In our Nitrogen Production segment, this consists of our approximate 9% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 6, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

    Segment information for the years ended August 31, 2023, 2022 and 2021, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$10,761,503	$35,456,969	$—	$82,107	$(710,575)	$45,590,004
Intersegment revenues	(664,590)	(31,765)	—	(14,220)	710,575	—
Revenues, net of intersegment revenues	$10,096,913	$35,425,204	$—	$67,887	$—	$45,590,004
Operating earnings (loss)	1,071,492	346,137	(73,828)	(301)		1,343,500
Interest expense	7,672	71,115	60,090	31,487	(32,922)	137,442
Other income	(19,456)	(88,061)	—	(37,536)	32,922	(112,131)
Equity (income) losses from investments	7,833	(48,725)	(394,678)	(254,020)		(689,590)
Income before income taxes	$1,075,443	$411,808	$260,760	$259,768	$—	$2,007,779

Capital expenditures	$204,003	$308,690	$—	$51,829	$—	$564,522
Depreciation and amortization	$254,115	$166,982	$—	$43,518	$—	$464,615
Total assets as of August 31, 2023	$4,313,240	$7,095,283	$2,577,391	$4,971,504	$—	$18,957,418

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$10,964,304	$37,489,203	$—	$45,278	$(707,119)	$47,791,666
Intersegment revenues	(669,530)	(28,992)	—	(8,597)	707,119	—
Revenues, net of intersegment revenues	$10,294,774	$37,460,211	$—	$36,681	$—	$47,791,666
Operating earnings (loss)	633,832	588,070	(55,600)	(37,216)		1,129,086
Interest expense	6,768	59,118	48,110	5,105	(4,945)	114,156
Other (income) expense	(3,474)	(46,277)	11,487	9,559	4,945	(23,760)
Equity (income) losses from investments	13,987	(82,357)	(593,182)	(109,775)		(771,327)
Income before income taxes	$616,551	$657,586	$477,985	$57,895	$—	$1,810,017

Capital expenditures	$116,136	$203,851	$—	$34,457	$—	$354,444
Depreciation and amortization	$250,972	$173,488	$—	$37,512	$—	$461,972
Total assets as of August 31, 2022	$4,325,121	$8,159,191	$2,641,604	$3,698,891	$—	$18,824,807

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2021	(Dollars in thousands)
Revenues, including intersegment revenues	$6,812,478	$32,058,064	$—	$46,476	$(468,985)	$38,448,033
Intersegment revenues	(437,217)	(22,722)	—	(9,046)	468,985	—
Revenues, net of intersegment revenues	$6,375,261	$32,035,342	$—	$37,430	$—	$38,448,033
Operating earnings (loss)	(15,775)	265,362	(35,432)	(8,358)		205,797
Interest expense	1,113	65,099	44,461	1,804	(7,912)	104,565
Other income	(2,819)	(47,452)	(2,489)	(14,711)	7,912	(59,559)
Equity income from investments	(3,473)	(50,381)	(198,439)	(102,236)		(354,529)
Income (loss) before income taxes	$(10,596)	$298,096	$121,035	$106,785	$—	$515,320

Capital expenditures	$112,160	$148,770	$—	$56,864	$—	$317,794
Depreciation and amortization	$245,273	$182,210	$—	$34,247	$—	$461,730

    We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in thousands)
North America (a)	$43,376,177	$45,039,981	$36,540,178
South America	378,021	371,493	242,848
Europe, Middle East and Africa (EMEA)	930,052	1,093,974	955,605
Asia Pacific (APAC)	905,754	1,286,218	709,402
Total	$45,590,004	$47,791,666	$38,448,033
(a) Revenues in North America are substantially all attributed to revenues from the United States.

Tangible long-lived assets include our property, plant and equipment, finance lease assets and capitalized major maintenance costs. The following table presents tangible long-lived assets by geographical region based on physical location:

	2023	2022
	(Dollars in thousands)
United States	$5,088,366	$4,821,483
International	70,384	70,997
Total	$5,158,750	$4,892,480

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

Derivatives Not Designated as Hedging Instruments

The following tables present the gross fair values of derivative assets, derivative liabilities and related margin deposits (cash collateral) recorded on our Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP. Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain OTC contracts, we have elected to report our derivative instruments on a gross basis on our Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet - Offsetting.

	August 31, 2023
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$280,440	$—	$4,866	$275,574
Foreign exchange derivatives	32,402	—	12,330	20,072
Total	$312,842	$—	$17,196	$295,646
Derivative liabilities
Commodity derivatives	$349,131	$1,505	$4,866	$342,760
Foreign exchange derivatives	13,799	—	12,330	1,469
Total	$362,930	$1,505	$17,196	$344,229

	August 31, 2022
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$464,167	$—	$3,834	$460,333
Foreign exchange derivatives	52,923	—	8,901	44,022
Total	$517,090	$—	$12,735	$504,355
Derivative liabilities
Commodity derivatives	$378,291	$1,424	$12,574	$364,293
Foreign exchange derivatives	12,649	—	8,901	3,748
Total	$390,940	$1,424	$21,475	$368,041

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Consolidated Balance Sheets as of August 31, 2023 and 2022, was $1.1 million and $8.5 million, respectively. The amount of long-term derivative liabilities recorded on our Consolidated Balance Sheets as of August 31, 2023 and 2022, was $12.6 million and $4.0 million, respectively.

    The following table sets forth the pretax (losses) gains on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2023, 2022 and 2021:

Derivative Type	Location of (Loss) Gain	2023	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(360,937)	$(568,877)	$(971,581)
Foreign exchange derivatives	Cost of goods sold	(30,898)	9,587	25,277
Foreign exchange derivatives	Marketing, general and administrative expenses	(530)	577	1,105
Other derivatives	Other income	—	2,057	2,489
Total		$(392,365)	$(556,656)	$(942,710)

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

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed-price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges, but may include OTC derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through the use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.

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

    As of August 31, 2023 and 2022, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	2023		2022
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	506,654	630,803	609,300	773,239
Energy products (barrels)	11,839	8,085	10,541	5,706
Processed grain and oilseed (tons)	7,380	9,437	1,191	4,182
Crop nutrients (tons)	70	10	23	22
Ocean freight (metric tons)	40	—	60	—
Natural gas (MMBtu)	460	—	420	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.9 billion as of August 31, 2023 and 2022.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of August 31, 2023 and 2022, the aggregate notional amount of cash flow hedges was 4.1 million and 3.8 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2023 and 2022:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2023	2022	Balance Sheet Location	2023	2022
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$8,395	$27,154	Other current liabilities	$5,345	$11,818

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in thousands)
Commodity derivatives	$(12,285)	$(2,071)	$(7,824)

The following table presents the pretax (losses) gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2023, 2022 and 2021:

	Location of (Loss) Gain	2023	2022	2021
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(14,853)	$(6,254)	$21,262

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

    Level 1. Values are based on unadjusted quoted prices in active markets for identical assets or liabilities. These assets and liabilities may include exchange-traded derivative instruments, rabbi trust investments, segregated investments and marketable securities.

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

    Recurring fair value measurements as of August 31, 2023 and 2022, are as follows:

	2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,344	$283,491	$—	$288,835
Foreign currency derivatives	—	32,402	—	32,402
Segregated investments and marketable securities	225,715	—	—	225,715
Other assets	89,592	—	—	89,592
Total	$320,651	$315,893	$—	$636,544
Liabilities
Commodity derivatives	$7,501	$346,975	$—	$354,476
Foreign currency derivatives	—	13,799	—	13,799
Total	$7,501	$360,774	$—	$368,275

	2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$1,161	$490,160	$—	$491,321
Foreign currency derivatives	—	52,923	—	52,923
Segregated investments and marketable securities	238,124	—	—	238,124
Other assets	58,280	—	—	58,280
Total	$297,565	$543,083	$—	$840,648
Liabilities
Commodity derivatives	$10,256	$379,883	$—	$390,139
Foreign currency derivatives	—	12,649	—	12,649
Total	$10,256	$392,532	$—	$402,788

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $75.9 million were outstanding as of August 31, 2023. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2023.

Credit Commitments

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2023, CHS Capital customers had additional available credit of $1.1 billion.

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2023, minimum future payments required under long-term commitments that are noncancelable and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$451,943	$86,073	$64,134	$61,738	$47,795	$40,775	$151,428

    Total payments under these arrangements were $77.8 million, $75.2 million and $81.0 million for the years ended August 31, 2023, 2022 and 2021, respectively.

Note 18        Related Party Transactions

    We purchase and sell grain and other agricultural commodity products from certain equity investees, primarily CF Nitrogen, Ventura Foods, Ardent Mills and TEMCO. Sales to and purchases from related parties for the years ended August 31, 2023, 2022 and 2021, are as follows:

	2023	2022	2021
	(Dollars in thousands)
Sales	$1,653,125	$1,511,532	$2,744,482
Purchases	1,697,780	2,040,357	2,682,165

    Receivables due from and payables due to related parties as of August 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Due from related parties	$80,510	$78,600
Due to related parties	90,267	140,174

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

Right of use assets and liabilities for operating and finance leases are recognized under ASC Topic 842 at the lease commencement date for leases in excess of 12 months based on the present value of lease payments over the lease term. For measurement and classification of lease agreements, lease and nonlease components are grouped into a single lease component for all asset classes. Variable lease payments are excluded from measurement of right of use assets and liabilities and generally include payments for nonlease components such as maintenance costs, payments for leased assets beyond their noncancelable lease term and payments for other nonlease components such as sales tax. The discount rate used to calculate present value is our collateralized incremental borrowing rate or, if available, the rate implicit in the lease. The incremental borrowing rate is determined for each lease based primarily on its lease term. Certain lease arrangements include rental payments adjusted annually based on changes in an inflation index. Our lease arrangements generally do not contain residual value guarantees or material restrictive covenants.

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Consolidated Statements of Operations as of August 31, 2023, 2022 and 2021, are as follows:

	2023	2022	2021
	(Dollars in thousands)
Operating lease expense	$77,588	$71,209	$73,489
Finance lease expense:
Amortization of assets	8,966	8,967	8,065
Interest on lease liabilities	1,646	1,469	938
Short-term lease expense	20,068	16,915	16,955
Variable lease expense	650	1,699	2,300
Total net lease expense*	$108,918	$100,259	$101,747
*Income related to sublease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases as of August 31, 2023 and 2022, is as follows:

	Balance Sheet Location	2023	2022
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$254,844	$242,859
Liabilities
Current operating lease liabilities	Accrued expenses	$61,094	$54,702
Long-term operating lease liabilities	Other liabilities	200,758	194,250
Total operating lease liabilities		$261,852	$248,952

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$64,381	$57,932
Liabilities
Current finance lease liabilities	Current portion of long-term debt	$6,797	$7,609
Long-term finance lease liabilities	Long-term debt	42,438	37,164
Total finance lease liabilities		$49,235	$44,773

Information related to the lease term and discount rate for operating and finance leases as of August 31, 2023 and 2022, is as follows:

	2023	2022
Weighted average remaining lease term (in years)
Operating leases	7.0	7.6
Finance leases	9.6	10.4
Weighted average discount rate
Operating leases	3.50%	3.00%
Finance leases	3.78%	3.42%

    Supplemental cash flow and other information related to operating and finance leases as of August 31, 2023, 2022 and 2021, is as follows:

	2023	2022	2021
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$71,798	$61,750	$71,702
Operating cash flows from finance leases	1,646	1,469	938
Financing cash flows from finance leases	8,571	9,171	8,235

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	$69,837	$54,199	$43,991
Right of use asset modifications	28,614	12,887	27,664

    Maturities of lease liabilities by fiscal year as of August 31, 2023, were as follows:

	August 31, 2023
	Finance Leases	Operating Leases
	(Dollars in thousands)
2024	$8,548	$70,414
2025	6,885	57,904
2026	6,316	46,733
2027	5,943	31,407
2028	5,767	18,246
Thereafter	25,738	74,075
Total maturities of lease liabilities	59,197	298,779
Less amounts representing interest	9,962	36,927
Present value of future minimum lease payments	49,235	261,852
Less current obligations	6,797	61,094
Long-term obligations	$42,438	$200,758