Form 10-Q
period 2023-11-30
CHS INC
filed 2024-01-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2023
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2023. These factors may include: changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the ongoing war between Russia and Ukraine; the escalation of conflict in the Middle East; the impact of inflation; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions, casualty losses and supply chain issues; the impact of workforce factors; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices, including failures or delays in achieving our strategies or expectations related to climate change or other environmental matters; the impairment of long-lived assets; the impact of bank failures; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,349,757	$1,765,286
Receivables	3,772,527	3,105,811
Inventories	4,251,580	3,215,179
Other current assets	1,213,331	1,042,373
Total current assets	10,587,195	9,128,649
Investments	3,831,854	3,828,872
Property, plant and equipment	4,877,071	4,869,373
Other assets	1,136,765	1,130,524
Total assets	$20,432,885	$18,957,418
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$421,580	$547,923
Current portion of long-term debt	7,795	7,839
Accounts payable	4,331,301	2,930,607
Accrued expenses	597,196	773,054
Other current liabilities	1,608,546	1,639,771
Total current liabilities	6,966,418	5,899,194
Long-term debt	1,817,770	1,819,819
Other liabilities	951,308	786,016
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,818,526	5,911,649
Accumulated other comprehensive loss	(272,697)	(265,395)
Capital reserves	2,881,596	2,537,486
Total CHS Inc. equities	10,691,463	10,447,778
Noncontrolling interests	5,926	4,611
Total equities	10,697,389	10,452,389
Total liabilities and equities	$20,432,885	$18,957,418

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Revenues	$11,390,658	$12,765,839
Cost of goods sold	10,745,708	11,886,704
Gross profit	644,950	879,135
Marketing, general and administrative expenses	252,056	234,666
Operating earnings	392,894	644,469
Interest expense	29,628	33,250
Other income	(44,529)	(24,289)
Equity income from investments	(109,051)	(181,962)
Income before income taxes	516,846	817,470
Income tax (benefit) expense	(6,522)	34,554
Net income	523,368	782,916
Net income attributable to noncontrolling interests	445	318
Net income attributable to CHS Inc.	$522,923	$782,598

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Net income	$523,368	$782,916
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	17	8,524
Cash flow hedges	(4,161)	(20,207)
Foreign currency translation adjustment	(3,158)	(1,935)
Other comprehensive loss, net of tax	(7,302)	(13,618)
Comprehensive income	516,066	769,298
Comprehensive income attributable to noncontrolling interests	445	318
Comprehensive income attributable to CHS Inc.	$515,621	$768,980

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$523,368	$782,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	138,037	131,388
Equity income from investments, net of distributions received	807	(164,930)
Provision for current expected credit losses	5,009	2,961
Deferred taxes	(68,627)	(1,733)
Other, net	5,627	1,597
Changes in operating assets and liabilities:
Receivables	(749,650)	(779,455)
Inventories	(1,036,401)	(1,417,233)
Accounts payable and accrued expenses	1,232,312	1,441,469
Other, net	(198,067)	(177,172)
Net cash used in operating activities	(147,585)	(180,192)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(142,449)	(122,598)
Proceeds from disposition of property, plant and equipment	2,330	5,034
Expenditures for major maintenance	(8,274)	(27,398)
Changes in CHS Capital notes receivable, net	83,580	32,098
Financing extended to customers	(50,229)	(39,814)
Payments from customer financing	39,697	42,121
Other investing activities, net	(24,271)	(156)
Net cash used in investing activities	(99,616)	(110,713)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	975,374	2,054,507
Payments on notes payable, long-term debt and finance lease obligations	(1,106,904)	(1,887,483)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(11,236)	(12,941)
Other financing activities, net	10,429	18,044
Net cash (used in) provided by financing activities	(174,504)	129,960
Effect of exchange rate changes on cash and cash equivalents	(3,969)	1,415
Decrease in cash and cash equivalents and restricted cash	(425,674)	(159,530)
Cash and cash equivalents and restricted cash at beginning of period	1,844,587	903,474
Cash and cash equivalents and restricted cash at end of period	$1,418,913	$743,944

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1        Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Significant Accounting Policies

    No significant accounting policies were updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. This ASU is effective on a retrospective basis for our annual reporting beginning in fiscal 2025 and for interim period reporting beginning in fiscal 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides additional transparency for income tax disclosures. This ASU is effective for our annual reporting for fiscal 2026 on a prospective basis. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2023 and 2022. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2023	(Dollars in thousands)
Energy	$2,399,552	$318,388	$—	$2,717,940
Ag	2,226,423	6,414,632	11,110	8,652,165
Corporate and Other	6,776	—	13,777	20,553
Total revenues	$4,632,751	$6,733,020	$24,887	$11,390,658

Three Months Ended November 30, 2022
Energy	$2,802,155	$317,151	$—	$3,119,306
Ag	2,613,460	7,009,353	10,431	9,633,244
Corporate and Other	5,699	—	7,590	13,289
Total revenues	$5,421,314	$7,326,504	$18,021	$12,765,839

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $41.3 million and $16.2 million as of November 30, 2023, and August 31, 2023, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $268.4 million and $240.0 million as of November 30, 2023, and August 31, 2023, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2023 and 2022, we recognized revenues of $89.6 million and $122.0 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
Trade accounts receivable	$2,683,636	$2,010,162
CHS Capital short-term notes receivable	730,244	845,192
Other	439,747	327,084
Gross receivables	3,853,627	3,182,438
Less: allowances and reserves	81,100	76,627
Total receivables	$3,772,527	$3,105,811

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $95.3 million and $61.1 million as of November 30, 2023, and August 31, 2023, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2023, and August 31, 2023, commercial notes represented 26% and 15%, respectively, and producer notes represented 74% and 85%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of November 30, 2023, CHS Capital customers had additional available credit of $1.4 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2023, or August 31, 2023.

Note 4        Inventories

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
Grain and oilseed	$1,868,331	$1,099,956
Energy	814,028	645,333
Agronomy	1,179,326	1,111,477
Processed grain and oilseed	170,135	141,360
Other	219,760	217,053
Total inventories	$4,251,580	$3,215,179

    As of November 30, 2023, and August 31, 2023, we valued approximately 15% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $436.9 million and $589.0 million as of November 30, 2023, and August 31, 2023, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,640,655	$2,577,391
Ventura Foods, LLC	481,236	519,169
Ardent Mills, LLC	235,778	265,146
Other equity method investments	344,334	337,281
Other investments	129,851	129,885
Total investments	$3,831,854	$3,828,872

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our only significant equity method investment during the three months ended November 30, 2023 and 2022, was CF Industries Nitrogen, LLC ("CF Nitrogen"), which is summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $654.9 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of November 30, 2023.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the three months ended November 30, 2023 and 2022:

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Net sales	$878,045	$1,623,268
Gross profit	272,024	770,478
Net earnings	263,315	764,179
Earnings attributable to CHS Inc.	63,263	127,566

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of November 30, 2023. Notes payable as of November 30, 2023, and August 31, 2023, consisted of the following:

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
Notes payable	$258,944	$375,932
CHS Capital notes payable	162,636	171,991
Total notes payable	$421,580	$547,923

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of November 30, 2023, or August 31, 2023. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of November 30, 2023, total availability under the Securitization Facility was $974.2 million, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. No balance was outstanding under the Repurchase Facility as of November 30, 2023, or August 31, 2023.

The following table presents summarized long-term debt (including the current portion) as of November 30, 2023, and August 31, 2023:

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
Private placement debt	$1,413,000	$1,413,000
Term loan	366,000	366,000
Finance lease liabilities	47,518	49,235
Deferred financing costs	(3,015)	(3,127)
Other	2,062	2,550
Total long-term debt	1,825,565	1,827,658
Less current portion	7,795	7,839
Long-term portion	$1,817,770	$1,819,819

Interest expense for the three months ended November 30, 2023 and 2022, was $29.6 million and $33.3 million, respectively, net of capitalized interest of $5.0 million and $2.5 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended November 30, 2023, was (1.3)%, compared to 4.2% for the three months ended November 30, 2022. The income tax benefit during the three months ended November 30, 2023, resulted primarily from the recognition of research and development tax credits during the period. Our income tax (benefit) expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $130.4 million and $116.0 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of November 30, 2023, and August 31, 2023, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended November 30, 2023 and 2022, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior year redemption estimates	11,236	—	—	—	—		—	11,236
Redemptions of equities	(8,287)	(67)	(2,882)	—	—	—	—	(11,236)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	34	(3)	44	—	—	(1,281)	870	(336)
Net income	—	—		—	—	522,923	445	523,368
Other comprehensive loss, net of tax	—	—	—	—	(7,302)	—	—	(7,302)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(93,198)	—	(93,198)
Estimated 2024 equity redemptions	(93,198)	—	—	—	—	—	—	(93,198)
Balances, November 30, 2023	$3,861,170	$27,488	$1,929,868	$2,264,038	$(272,697)	$2,881,596	$5,926	$10,697,389

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year redemption estimates	12,941	—	—	—	—	—	—	12,941
Redemptions of equities	(10,021)	(58)	(2,862)	—	—	—	—	(12,941)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	291	—	57	—	—	20	(25)	343
Net income	—	—	—	—	—	782,598	318	782,916
Other comprehensive loss, net of tax	—	—	—	—	(13,618)	—	—	(13,618)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(208,864)	—	(208,864)
Estimated 2023 equity redemptions	(208,864)	—	—	—	—	—	—	(208,864)
Balances, November 30, 2022	$3,381,478	$27,875	$1,773,367	$2,264,038	$(268,953)	$2,545,102	$5,938	$9,728,845

Preferred Stock Dividends

    The following is a summary of dividends declared per share by series of preferred stock for the three months ended November 30, 2023 and 2022.

		Three Months Ended November 30,
	Nasdaq symbol	2023	2022
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.00	$1.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.98	$0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.88	$0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.84	$0.84
Class B Cumulative Redeemable, Series 4	CHSCL	$0.94	$0.94

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 30, 2023 and 2022, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,280	(3,350)	(1,070)
Amounts reclassified	23	(7,790)	—	(7,767)
Total other comprehensive income (loss), before tax	23	(5,510)	(3,350)	(8,837)
Tax effect	(6)	1,349	192	1,535
Other comprehensive income (loss), net of tax	17	(4,161)	(3,158)	(7,302)
Balance as of November 30, 2023, net of tax	$(173,908)	$(2,129)	$(96,660)	$(272,697)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(66)	(33,899)	(2,227)	(36,192)
Amounts reclassified	5,560	7,229	—	12,789
Total other comprehensive income (loss), before tax	5,494	(26,670)	(2,227)	(23,403)
Tax effect	3,030	6,463	292	9,785
Other comprehensive income (loss), net of tax	8,524	(20,207)	(1,935)	(13,618)
Balance as of November 30, 2022, net of tax	$(160,116)	$(11,364)	$(97,473)	$(268,953)

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

    Components of net periodic benefit costs for the three months ended November 30, 2023 and 2022, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$9,348	$9,645	$492	$460	$163	$168
Interest cost	8,982	7,647	261	185	286	259
Expected return on assets	(11,965)	(10,782)	—	—	—	—
Prior service cost (credit) amortization	45	37	(29)	(29)	(111)	(111)
Actuarial loss (gain) amortization	449	468	95	61	(404)	(404)
Net periodic benefit cost (benefit)	$6,859	$7,015	$819	$677	$(66)	$(88)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2023, and we do not anticipate being required to make contributions to our pension plans in fiscal 2024, although we may voluntarily elect to do so.

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

    Our Energy segment produces and provides primarily for wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our country operations business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen that records earnings and allocated expenses but not revenues. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consists of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Other category.

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

Segment information for the three months ended November 30, 2023 and 2022, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$2,919,123	$8,660,108	$—	$25,367	$(213,940)	$11,390,658
Intersegment revenues	(201,183)	(7,943)	—	(4,814)	213,940	—
Revenues, net of intersegment revenues	$2,717,940	$8,652,165	$—	$20,553	$—	$11,390,658
Operating earnings (loss)	258,847	140,341	(16,195)	9,901	—	392,894
Interest expense	(8,542)	15,957	10,609	16,989	(5,385)	29,628
Other income	(1,279)	(26,116)	—	(22,519)	5,385	(44,529)
Equity (income) loss from investments	1,833	(19,220)	(63,263)	(28,401)	—	(109,051)
Income before income taxes	$266,835	$169,720	$36,459	$43,832	$—	$516,846
Total assets as of November 30, 2023	$4,256,026	$9,088,813	$2,640,655	$4,447,391	$—	$20,432,885

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$3,337,125	$9,640,559	$—	$16,099	$(227,944)	$12,765,839
Intersegment revenues	(217,819)	(7,315)	—	(2,810)	227,944	—
Revenues, net of intersegment revenues	$3,119,306	$9,633,244	$—	$13,289	$—	$12,765,839
Operating earnings (loss)	398,659	263,502	(16,272)	(1,420)	—	644,469
Interest expense	2,056	18,567	14,421	4,125	(5,919)	33,250
Other income	(3,523)	(19,302)	—	(7,383)	5,919	(24,289)
Equity (income) loss from investments	3,532	(23,062)	(127,566)	(34,866)	—	(181,962)
Income before income taxes	$396,594	$287,299	$96,873	$36,704	$—	$817,470

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

Derivatives Not Designated as Hedging Instruments

The following tables present the gross fair values of derivative assets, derivative liabilities and related margin deposits (cash collateral) recorded on our Condensed Consolidated Balance Sheets, along with related amounts permitted to be offset in accordance with U.S. GAAP. Although we have certain netting arrangements for our exchange-traded futures and options contracts and certain over-the-counter ("OTC") contracts, we have elected to report our derivative instruments on a gross basis on our Condensed Consolidated Balance Sheets under ASC Topic 210-20, Balance Sheet-Offsetting.

	November 30, 2023
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$216,283	$—	$3,005	$213,278
Foreign exchange derivatives	24,252	—	7,169	17,083
Total	$240,535	$—	$10,174	$230,361
Derivative liabilities
Commodity derivatives	$275,972	$2,656	$3,905	$269,411
Foreign exchange derivatives	11,671	—	7,169	4,502
Total	$287,643	$2,656	$11,074	$273,913

	August 31, 2023
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$280,440	$—	$4,866	$275,574
Foreign exchange derivatives	32,402	—	12,330	20,072
Total	$312,842	$—	$17,196	$295,646
Derivative liabilities
Commodity derivatives	$349,131	$1,505	$4,866	$342,760
Foreign exchange derivatives	13,799	—	12,330	1,469
Total	$362,930	$1,505	$17,196	$344,229

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of November 30, 2023, and August 31, 2023, was $1.4 million and $1.1 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of November 30, 2023, and August 31, 2023, was $14.2 million and $12.6 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022:

		Three Months Ended November 30,
	Location of Gain (Loss)	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$8,184	$(135,686)
Foreign exchange derivatives	Cost of goods sold	(4,607)	(19,453)
Foreign exchange derivatives	Marketing, general and administrative expenses	820	237
Total		$4,397	$(154,902)

Commodity Contracts

    As of November 30, 2023, and August 31, 2023, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	November 30, 2023		August 31, 2023
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	502,650	719,364	506,654	630,803
Energy products (barrels)	7,166	6,097	11,839	8,085
Processed grain and oilseed (tons)	6,594	12,252	7,380	9,437
Crop nutrients (tons)	61	—	70	10
Ocean freight (metric tons)	10	—	40	—
Natural gas (metric million Btu)	180	—	460	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.4 billion and $1.9 billion as of November 30, 2023, and August 31, 2023, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of November 30, 2023, and August 31, 2023, the aggregate notional amounts of cash flow hedges were 5.1 million and 4.1 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2023	August 31, 2023	Balance Sheet Location	November 30, 2023	August 31, 2023
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$2,093	$8,395	Other current liabilities	$5,352	$5,345

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2023 and 2022:

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Commodity derivatives	$(6,310)	$(29,589)

    The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022:

		Three Months Ended November 30,
	Location of Gain (Loss)	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$8,082	$(6,929)

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

    Recurring fair value measurements as of November 30, 2023, and August 31, 2023, are as follows:

	November 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$2,624	$215,752	$—	$218,376
Foreign exchange derivatives	—	24,252	—	24,252
Segregated investments and marketable securities	172,665	—	—	172,665
Other assets	51,941	—	—	51,941
Total	$227,230	$240,004	$—	$467,234
Liabilities
Commodity derivatives	$2,320	$279,004	$—	$281,324
Foreign exchange derivatives	—	11,671	—	11,671
Total	$2,320	$290,675	$—	$292,995

	August 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$5,344	$283,491	$—	$288,835
Foreign exchange derivatives	—	32,402	—	32,402
Segregated investments and marketable securities	225,715	—	—	225,715
Other assets	89,592	—	—	89,592
Total	$320,651	$315,893	$—	$636,544
Liabilities
Commodity derivatives	$7,501	$346,975	$—	$354,476
Foreign exchange derivatives	—	13,799	—	13,799
Total	$7,501	$360,774	$—	$368,275

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

Note 13        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet our compliance requirements, we establish reserves for future costs of remediation associated with identified issues that are probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations and are included in cost of goods sold and marketing, general and administrative expenses in our Condensed Consolidated Statements of Operations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in laws or technology occur. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows during any fiscal year.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $158.6 million were outstanding on November 30, 2023. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2023.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of November 30, 2023, and August 31, 2023, are as follows:

	November 30, 2023	August 31, 2023
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$241,237	$320,119
Margin and related deposits	262,298	342,872
Prepaid expenses	187,036	149,682
Supplier advance payments	446,142	136,304
Restricted cash	69,156	79,301
Other	7,462	14,095
Total other current assets	$1,213,331	$1,042,373
Other current liabilities
Customer margin deposits and credit balances	$126,620	$197,315
Customer advance payments	442,181	356,760
Derivative liabilities (Note 11)	278,815	355,696
Dividends and equity payable	760,930	730,000
Total other current liabilities	$1,608,546	$1,639,771

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2024 First Quarter Highlights
•Fiscal 2024 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2023 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Overview

    CHS Inc. is a diversified company that provides grain, food, agronomy and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders who own our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We operate in the following three reportable segments:

•Energy. Produces and provides primarily for wholesale distribution and transportation of petroleum products.
•Ag. Purchases and further processes or resells grain and oilseed originated by our country operations and global grain and processing businesses, by our member cooperatives and by third parties. It also includes our renewable fuels business and serves as a wholesaler and retailer of agronomy products.
•Nitrogen Production. Produces and distributes nitrogen fertilizer. It consists of our equity method investment in CF Nitrogen, LLC ("CF Nitrogen"), and allocated expenses.

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

Fiscal 2024 First Quarter Highlights

•Earnings remained strong across our segments, although down from the record first quarter of fiscal 2023.
•Our Energy segment experienced favorable market conditions in our refined fuels business, including sustained global demand for energy products, but refining margins have decreased from the highs in the prior year as a result of trade flows returning to more normal levels.
•In our Ag segment, continued robust meal and oil demand drove strong earnings in our oilseed processing business that were offset by weak U.S. export demand for grain and oilseed.
•Equity method investments performed well, with our CF Nitrogen investment being the largest contributor.

Fiscal 2024 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during the remainder of fiscal 2024. These factors include the ongoing war between Russia and Ukraine and escalation of conflict in the Middle East, shifts in global trade flows for commodities, a higher interest rate environment, and inflationary pressures increasing costs of labor, freight and materials. In addition to these broad macroeconomic factors, other factors could impact the demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which remains volatile and could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect the imbalance between global supply and strong global demand for energy and agricultural commodities to continue to moderate through the remainder of fiscal 2024. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts to us in fiscal 2024. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2023 for additional impacts that these and other risks may have on our business operations and financial performance.

We will continue to execute our enterprise priorities for fiscal 2024, including empowering and investing in our people, accelerating our operating model to better serve owners and customers, navigating dynamic and changing market conditions, and elevating sustainable growth through empowered teams, an integrated operating model and a solid financial foundation.

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

	Three Months Ended November 30,
	2023	2022
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	105,172	89,415
All other crude oil	71,931	71,271
Other feedstocks and blendstocks	14,021	10,708
Total refinery throughput volumes	191,124	171,394
Refined fuel yields
Gasolines	85,760	76,014
Distillates	85,072	75,393

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs decreasing by 42% and 47%, respectively, during the three months ended November 30, 2023, compared to the same period during the prior year, which positively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased during the three months ended November 30, 2023, compared to the same period during the prior year, contributing to lower IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Three Months Ended November 30,
	2023	2022
Market indicators
WTI crude oil (dollars per barrel)	$84.09	$85.15
WTI - WCS crude oil discount (dollars per barrel)	$18.20	$25.16
Group 3 2:1:1 crack spread (dollars per barrel)*	$30.65	$44.76
Group 3 5:3:2 crack spread (dollars per barrel)*	$27.72	$40.40
D6 ethanol RIN (dollars per RIN)	$0.9687	$1.6733
D4 biodiesel RIN (dollars per RIN)	$0.9700	$1.8259
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices outside our control. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes that impacted our Ag segment for the three months ended November 30, 2023 and 2022:

		Three Months Ended November 30,
	Market Source*	2023	2022
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.72	$6.77
Soybeans (dollars per bushel)	Chicago Board of Trade	$13.02	$14.14
Wheat (dollars per bushel)	Chicago Board of Trade	$5.56	$8.58
Urea (dollars per ton)	Green Markets NOLA	$368.62	$589.27
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$250.78	$540.16
Ethanol (dollars per gallon)	Chicago Platts	$2.16	$2.50

Volumes
Grain and oilseed (thousands of bushels)		591,412	517,439
North American grain and oilseed port throughput (thousands of bushels)		178,700	161,715
Wholesale crop nutrients (thousands of tons)		1,870	1,612
Ethanol (thousands of gallons)		247,001	243,761
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended November 30, 2023 and 2022

	Three Months Ended November 30,
	2023	% of Revenues*	2022	% of Revenues*
	(Dollars in thousands)
Revenues	$11,390,658	100.0%	$12,765,839	100.0%
Cost of goods sold	10,745,708	94.3	11,886,704	93.1
Gross profit	644,950	5.7	879,135	6.9
Marketing, general and administrative expenses	252,056	2.2	234,666	1.8
Operating earnings	392,894	3.4	644,469	5.0
Interest expense	29,628	0.3	33,250	0.3
Other income	(44,529)	(0.4)	(24,289)	(0.2)
Equity income from investments	(109,051)	(1.0)	(181,962)	(1.4)
Income before income taxes	516,846	4.5	817,470	6.4
Income tax (benefit) expense	(6,522)	(0.1)	34,554	0.3
Net income	523,368	4.6	782,916	6.1
Net loss attributable to noncontrolling interests	445	—	318	—
Net income attributable to CHS Inc.	$522,923	4.6%	$782,598	6.1%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2023. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$266,835	$396,594	$(129,759)	(32.7%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended November 30, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Lower crack spreads and decreased WCS crude oil discounts resulted from global market conditions, which contributed to a $228.0 million decrease of IBIT.
•The overall decreased IBIT was partially offset by the following:
◦Decreased costs for RINs in our refined fuels business contributed to a $47.6 million cost reduction;
◦Higher margins for propane attributable to hedging-related impacts due to global market conditions affecting the price of propane contributed $40.9 million increased IBIT; and
◦Higher refined fuels production volumes during the current year increased the mix of higher-margin produced refined fuels compared to the prior year and contributed to a $32.4 million increase of IBIT.

Ag

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$169,720	$287,299	$(117,579)	(40.9%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended November 30, 2023, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins for our grain and oilseed and oilseed processing product categories, primarily as a result of the timing of the impact of mark-to-market adjustments associated with our commodity derivatives and weak U.S. export demand leading to compressed margins, contributed to $105.3 million and $34.8 million decreases of IBIT, respectively.
•Higher volumes of grain and oilseed resulted in a $20.5 million increase of IBIT due to more favorable weather conditions in parts of our trade territory relative to the prior year.

All Other Segments

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$36,459	$96,873	$(60,414)	(62.4%)
Corporate and Other IBIT	$43,832	$36,704	$7,128	19.4%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN, which was partially offset by decreased natural gas costs, all due to global supply and demand factors. Corporate and Other IBIT increased primarily due to increased interest income resulting from higher interest rates and a larger cash balance.

Revenues by Segment

Energy

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,717,940	$3,119,306	$(401,366)	(12.9%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended November 30, 2023, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $299.1 million and $50.9 million decreases in revenues for refined fuels and propane, respectively.
•Lower refined fuels and propane volumes contributed to $22.3 million and $17.3 million decreases in revenues, respectively, primarily driven by lower demand.

Ag

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Revenues	$8,652,165	$9,633,244	$(981,079)	(10.2%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended November 30, 2023, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across all of our Ag segment product categories during the first quarter of fiscal 2024, including:
◦$1.5 billion decrease for grain and oilseed primarily as a result of less favorable global market conditions;
◦$498.7 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices; and
◦$76.1 million decrease for renewable fuels due to global market conditions.
•Increased volumes for grain and oilseed contributed to a $929.7 million increase in revenues due to a combination of factors, including more favorable weather conditions in parts of our trade territory and stronger global demand for grain.
•Increased volumes of wholesale and retail agronomy products contributed to a $184.0 million increase in revenues, which experienced increased demand during the first quarter of fiscal 2024 as prices remained lower due to global market conditions.

All Other Segments

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$20,553	$13,289	$7,264	54.7%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the three months ended November 30, 2023, compared to the same period during the prior year, primarily due to increased interest income as a result of a larger notes receivable balance and higher interest rates.

Cost of Goods Sold by Segment

Energy

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,388,273	$2,654,729	$(266,456)	(10.0%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended November 30, 2023, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions, including reduced RIN costs, contributed to decreased costs for refined fuels and propane that drove $127.9 million and $90.1 million decreases in COGS, respectively.
•Lower volumes of propane and refined fuels resulting from decreased demand and global market conditions contributed to decreased COGS of $20.2 million and $18.4 million, respectively.

Ag

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,360,579	$9,232,728	$(872,149)	(9.4%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended November 30, 2023, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Lower costs across all of our Ag segment product categories during the first quarter of fiscal 2024, including:
◦$1.4 billion decrease for grain and oilseed primarily driven by less favorable global market conditions;
◦$482.5 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices; and
◦$102.1 million decrease for renewable fuels primarily resulting from lower input costs.
•Increased volumes for grain and oilseed contributed to a $909.2 million increase in COGS due to a combination of factors, including more favorable weather conditions in parts of our trade territory and stronger global demand for grain.
•Increased volumes of wholesale and retail agronomy products contributed to a $176.4 million increase in COGS, which experienced increased demand during the first quarter of fiscal 2024 as prices remained lower due to global market conditions.

All Other Segments

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$412	$428	$(16)	(3.7%)
Corporate and Other COGS	$(3,557)	$(1,181)	$(2,376)	(201.2%)

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended November 30, 2023, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$252,056	$234,666	$17,390	7.4%

    Marketing, general and administrative expenses increased during the three months ended November 30, 2023, primarily due to higher salary expenses, as well as higher consulting expenses primarily associated with our enterprise resource planning system implementation and other technologies to advance our operating model.

Interest Expense

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest expense	$29,628	$33,250	$(3,622)	(10.9%)

    Interest expense decreased during the three months ended November 30, 2023, as a result of decreased notes payable balances, which was partially offset by higher interest rates compared to the same period in the prior year.

Other Income

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Other income	$44,529	$24,289	$20,240	83.3%

    Other income increased during the three months ended November 30, 2023, primarily as a result of increased interest income due to higher interest rates and a larger cash balance.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$109,051	$181,962	$(72,911)	(40.1%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended November 30, 2023, compared to the same period during the prior year, primarily due to lower income associated with our equity method investment in CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors.

Income Tax (Benefit) Expense

	Three Months Ended November 30,		Change
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income tax (benefit) expense	$(6,522)	$34,554	$(41,076)	(118.9%)

    The income tax benefit during the three months ended November 30, 2023, resulted primarily from the recognition of research and development tax credits during the period. Effective tax rates for the three months ended November 30, 2023 and 2022, were (1.3)% and 4.2%, respectively. Federal and state statutory rates of 24.5% and 24.4% were applied to nonpatronage business activity for the three months ended November 30, 2023 and 2022, respectively. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

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

	November 30, 2023	August 31, 2023
	(Dollars in thousands)
Cash and cash equivalents	$1,349,757	$1,765,286
Notes payable	421,580	547,923
Long-term debt including current maturities	1,825,565	1,827,658
Total equities	10,697,389	10,452,389
Working capital	3,620,777	3,229,455
Current ratio*	1.5	1.5
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facility. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2024:

•Capital expenditures. We expect total capital expenditures for fiscal 2024 to be approximately $971.8 million compared to capital expenditures of $564.5 million in fiscal 2023. Increased capital expenditures for fiscal 2024 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. During the three months ended November 30, 2023, we acquired $142.4 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2024 to be approximately $22.0 million compared to major maintenance of $217.4 million in fiscal 2023. Decreased major maintenance for fiscal 2024 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our Laurel refinery during fiscal 2023. During the three months ended November 30, 2023, we paid $8.3 million in major maintenance.
•Debt and interest. We expect to repay approximately $9.6 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $88.3 million during fiscal 2024. During the three months ended November 30, 2023, we repaid $2.4 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of November 30, 2023. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2024. Dividends paid on our preferred stock during the three months ended November 30, 2023, were $42.2 million.
•Patronage. Our Board of Directors has authorized approximately $365.0 million of our fiscal 2023 patronage-sourced earnings to be paid to our member-owners during fiscal 2024.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $365.0 million to be distributed in fiscal 2024 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the three months ended November 30, 2023 we redeemed $11.2 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short- and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2023. Based on our current fiscal 2024 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of November 30, 2023, and August 31, 2023, was as follows:

	November 30, 2023	August 31, 2023	Change
	(Dollars in thousands)
Current assets	$10,587,195	$9,128,649	$1,458,546
Less current liabilities	6,966,418	5,899,194	1,067,224
Working capital	$3,620,777	$3,229,455	$391,322

As of November 30, 2023, working capital increased by $391.3 million compared with August 31, 2023. Current asset balance changes increased working capital by $1.5 billion, primarily driven by increases in inventories and receivables, which were driven by the fall harvest. Current liability balance changes decreased working capital by $1.1 billion, primarily due to increases in accounts payable, which were also driven by the fall harvest.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2023. No material changes occurred during the three months ended November 30, 2023.

Cash Flows

    The following table presents summarized cash flow data for the three months ended November 30, 2023:

	Three Months Ended November 30,
	2023	2022	Change
	(Dollars in thousands)
Net cash used in operating activities	$(147,585)	$(180,192)	$32,607
Net cash used in investing activities	(99,616)	(110,713)	11,097
Net cash (used in) provided by financing activities	(174,504)	129,960	(304,464)
Effect of exchange rate changes on cash and cash equivalents	(3,969)	1,415	(5,384)
Decrease in cash and cash equivalents and restricted cash	$(425,674)	$(159,530)	$(266,144)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $32.6 million decrease in cash used in operating activities primarily reflects inventory decreases, which resulted from reduced prices during the first three months of fiscal 2024 compared to the same period during fiscal 2023.

    The $11.1 million decrease of cash used in investing activities reflects timing differences in borrowings and payments for CHS Capital notes receivable partially offset by higher acquisitions of property, plant and equipment during the first three months of fiscal 2024, compared to the same period during fiscal 2023.

    The $304.5 million decrease in cash provided by financing activities relative to the previous year primarily reflects decreased net cash inflows associated with our notes payable due to lower short-term funding needs resulting from our balance sheet and cash earnings.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of November 30, 2023, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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
(b) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulates dividends at a rate of 7.10% per year until March 31, 2024, and then will fix at a rate of 7.10% based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.
(c) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulates dividends at a rate of 6.75% per year until September 30, 2024, and then will fix at a rate of 6.75% based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.
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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2023, have not materially changed during the three months ended November 30, 2023.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended November 30, 2023, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of November 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended November 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 5.     OTHER INFORMATION

On January 2, 2024, per the terms of our Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 and Series 3, and the Adjustable Interest Rate (LIBOR) Act, the stated rates of 7.10% and 6.75%, respectively, were fixed at 7.10% and 6.75% (the "Fixed Rates"), respectively. We will pay dividends on Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 after March 31, 2024, and on Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 after September 30, 2024, at the Fixed Rates until they are redeemed.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Amendment No. 4 to Employment Agreement, dated as of November 7, 2023, between CHS Inc. and Jay D. Debertin (incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 10, 2024	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer