Form 10-Q
period 2024-02-29
CHS INC
filed 2024-04-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 29, 2024
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 29, 2024.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$633,292	$1,765,286
Receivables	3,369,864	3,105,811
Inventories	3,931,631	3,215,179
Other current assets	1,388,321	1,042,373
Total current assets	9,323,108	9,128,649
Investments	3,780,129	3,828,872
Property, plant and equipment	4,961,507	4,869,373
Other assets	1,099,558	1,130,524
Total assets	$19,164,302	$18,957,418
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$412,800	$547,923
Current portion of long-term debt	157,394	7,839
Accounts payable	2,767,797	2,930,607
Accrued expenses	644,982	773,054
Other current liabilities	1,924,365	1,639,771
Total current liabilities	5,907,338	5,899,194
Long-term debt	1,671,241	1,819,819
Other liabilities	818,160	786,016
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,788,203	5,911,649
Accumulated other comprehensive loss	(267,269)	(265,395)
Capital reserves	2,976,811	2,537,486
Total CHS Inc. equities	10,761,783	10,447,778
Noncontrolling interests	5,780	4,611
Total equities	10,767,563	10,452,389
Total liabilities and equities	$19,164,302	$18,957,418

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(Dollars in thousands)
Revenues	$9,087,480	$11,306,848	$20,478,138	$24,072,687
Cost of goods sold	8,721,588	10,922,581	19,467,296	22,809,285
Gross profit	365,892	384,267	1,010,842	1,263,402
Marketing, general and administrative expenses	298,230	241,925	550,286	476,591
Operating earnings	67,662	142,342	460,556	786,811
Interest expense	25,460	35,967	55,088	69,217
Other income	(31,339)	(28,313)	(75,868)	(52,602)
Equity income from investments	(112,117)	(178,334)	(221,168)	(360,296)
Income before income taxes	185,658	313,022	702,504	1,130,492
Income tax expense	15,325	20,974	8,803	55,528
Net income	170,333	292,048	693,701	1,074,964
Net income (loss) attributable to noncontrolling interests	26	(273)	471	45
Net income attributable to CHS Inc.	$170,307	$292,321	$693,230	$1,074,919

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(Dollars in thousands)
Net income	$170,333	$292,048	$693,701	$1,074,964
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	51	(3,973)	68	4,551
Cash flow hedges	6,303	15,143	2,142	(5,064)
Foreign currency translation adjustment	(926)	620	(4,084)	(1,315)
Other comprehensive income (loss), net of tax	5,428	11,790	(1,874)	(1,828)
Comprehensive income	175,761	303,838	691,827	1,073,136
Comprehensive income (loss) attributable to noncontrolling interests	26	(273)	471	45
Comprehensive income attributable to CHS Inc.	$175,735	$304,111	$691,356	$1,073,091

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 29, 2024	February 28, 2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$693,701	$1,074,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	278,239	265,873
Equity income from investments, net of distributions received	67,804	(51,267)
Provision for current expected credit losses	2,820	(15,555)
Deferred taxes	(67,345)	(16,522)
Other, net	(6,012)	(496)
Changes in operating assets and liabilities:
Receivables	(484,287)	(52,159)
Inventories	(716,452)	(1,205,388)
Accounts payable and accrued expenses	(260,275)	(97,026)
Other, net	94,598	114,146
Net cash (used in) provided by operating activities	(397,209)	16,570
Cash flows from investing activities:
Acquisition of property, plant and equipment	(346,092)	(236,290)
Proceeds from disposition of property, plant and equipment	7,708	12,642
Expenditures for major maintenance	(10,659)	(39,400)
Changes in CHS Capital notes receivable, net	174,858	(171,937)
Financing extended to customers	(95,549)	(76,142)
Payments from customer financing	88,223	86,678
Other investing activities, net	(3,843)	(9,038)
Net cash used in investing activities	(185,354)	(433,487)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	1,885,088	4,887,148
Payments on notes payable, long-term debt and finance lease obligations	(2,025,935)	(4,288,434)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(16,458)	(17,746)
Cash patronage dividends paid	(300,750)	(381,890)
Other financing activities, net	(7,556)	(11,242)
Net cash (used in) provided by financing activities	(549,945)	103,502
Effect of exchange rate changes on cash and cash equivalents	(2,780)	(205)
Decrease in cash and cash equivalents and restricted cash	(1,135,288)	(313,620)
Cash and cash equivalents and restricted cash at beginning of period	1,844,587	903,474
Cash and cash equivalents and restricted cash at end of period	$709,299	$589,854

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 29, 2024, and February 28, 2023. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 29, 2024	(Dollars in thousands)
Energy	$1,621,474	$135,248	$—	$1,756,722
Ag	1,478,304	5,824,710	8,097	7,311,111
Corporate and Other	6,387	—	13,260	19,647
Total revenues	$3,106,165	$5,959,958	$21,357	$9,087,480

Three Months Ended February 28, 2023
Energy	$1,993,065	$175,836	$—	$2,168,901
Ag	1,849,095	7,270,241	1,134	9,120,470
Corporate and Other	6,787	—	10,690	17,477
Total revenues	$3,848,947	$7,446,077	$11,824	$11,306,848

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Six Months Ended February 29, 2024	(Dollars in thousands)
Energy	$4,021,026	$453,636	$—	$4,474,662
Ag	3,704,727	12,239,342	19,207	15,963,276
Corporate and Other	13,163	—	27,037	40,200
Total revenues	$7,738,916	$12,692,978	$46,244	$20,478,138

Six Months Ended February 28, 2023
Energy	$4,795,220	$492,987	$—	$5,288,207
Ag	4,462,555	14,279,594	11,565	18,753,714
Corporate and Other	12,486	—	18,280	30,766
Total revenues	$9,270,261	$14,772,581	$29,845	$24,072,687

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $21.0 million and $16.2 million as of February 29, 2024, and August 31, 2023, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $775.1 million and $240.0 million as of February 29, 2024, and August 31, 2023, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 29, 2024, and February 28, 2023, we recognized revenues of $79.2 million and $70.2 million related to contract liabilities, respectively. For the six months ended February 29, 2024, and February 28, 2023, we recognized revenues of $168.8 million and $192.2 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
Trade accounts receivable	$2,441,723	$2,010,162
CHS Capital short-term notes receivable	615,824	845,192
Other	389,494	327,084
Gross receivables	3,447,041	3,182,438
Less: allowances and reserves	77,177	76,627
Total receivables	$3,369,864	$3,105,811

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $118.1 million and $61.1 million as of February 29, 2024, and August 31, 2023, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 29, 2024, and August 31, 2023, commercial notes represented 32% and 15%, respectively, and producer notes represented 68% and 85%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of February 29, 2024, CHS Capital customers had additional available credit of $1.3 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 29, 2024, or August 31, 2023.

Note 4        Inventories

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
Grain and oilseed	$1,194,084	$1,099,956
Energy	809,879	645,333
Agronomy	1,586,034	1,111,477
Processed grain and oilseed	132,847	141,360
Other	208,787	217,053
Total inventories	$3,931,631	$3,215,179

    As of February 29, 2024, and August 31, 2023, we valued approximately 18% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $432.4 million and $589.0 million as of February 29, 2024, and August 31, 2023, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,565,318	$2,577,391
Ventura Foods, LLC	488,751	519,169
Ardent Mills, LLC	237,104	265,146
Other equity method investments	347,217	337,281
Other investments	141,739	129,885
Total investments	$3,780,129	$3,828,872

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our only significant equity method investment during the six months ended February 29, 2024, and February 28, 2023, was CF Industries Nitrogen, LLC ("CF Nitrogen"), which is summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $601.6 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of February 29, 2024.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 29, 2024, and February 28, 2023:

	Six Months Ended
	February 29, 2024	February 28, 2023
	(Dollars in thousands)
Net sales	$1,776,394	$3,124,839
Gross profit	525,846	1,435,598
Net earnings	507,848	1,428,713
Earnings attributable to CHS Inc.	131,592	242,580

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of February 29, 2024. Notes payable as of February 29, 2024, and August 31, 2023, consisted of the following:

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
Notes payable	$288,710	$375,932
CHS Capital notes payable	124,090	171,991
Total notes payable	$412,800	$547,923

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of February 29, 2024, or August 31, 2023. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of February 29, 2024, total availability under the Securitization Facility was $781.8 million, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. No balance was outstanding under the Repurchase Facility as of February 29, 2024, or August 31, 2023.

The following table presents summarized long-term debt (including the current portion) as of February 29, 2024, and August 31, 2023:

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
Private placement debt	$1,413,000	$1,413,000
Term loan	366,000	366,000
Finance lease liabilities	49,669	49,235
Deferred financing costs	(2,884)	(3,127)
Other	2,850	2,550
Total long-term debt	1,828,635	1,827,658
Less current portion	157,394	7,839
Long-term portion	$1,671,241	$1,819,819

Interest expense for the three months ended February 29, 2024, and February 28, 2023, was $25.5 million and $36.0 million, respectively, net of capitalized interest of $6.5 million and $3.3 million, respectively. Interest expense for the six months ended February 29, 2024, and February 28, 2023, was $55.1 million and $69.2 million, respectively, net of capitalized interest of $11.5 million and $5.7 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended February 29, 2024, was 8.3%, compared to 6.7% for the three months ended February 28, 2023. Our effective tax rate for the six months ended February 29, 2024, was 1.3%, compared to 4.9% for the six months ended February 28, 2023. Decreased income tax expense during the six months ended February 29, 2024, resulted primarily from the recognition of research and development tax credits as well as lower nonpatronage income during the period. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $130.4 million and $116.0 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of February 29, 2024, and August 31, 2023, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended February 29, 2024, and February 28, 2023, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2023	$3,861,170	$27,488	$1,929,868	$2,264,038	$(272,697)	$2,881,596	$5,926	$10,697,389
Reversal of prior year patronage and redemption estimates	(700,904)	—	(169,159)	—	—	1,175,367	—	305,304
Distribution of 2023 patronage refunds	707,394	—	169,051	—	—	(1,177,195)	—	(300,750)
Redemptions of equities	(3,858)	(28)	(1,336)	—	—	—	—	(5,222)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(56)	—	(28)	—	—	302	(172)	46
Net income	—	—	—	—	—	170,307	26	170,333
Other comprehensive income, net of tax	—	—	—	—	5,428	—	—	5,428
Estimated 2024 cash patronage refunds	—	—	—	—	—	(31,399)	—	(31,399)
Estimated 2024 equity redemptions	(31,399)	—	—	—	—	—	—	(31,399)
Balances, February 29, 2024	$3,832,347	$27,460	$1,928,396	$2,264,038	$(267,269)	$2,976,811	$5,780	$10,767,563

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2022	$3,381,478	$27,875	$1,773,367	$2,264,038	$(268,953)	$2,545,102	$5,938	$9,728,845
Reversal of prior year patronage and redemption estimates	(503,999)	—	(153,858)	—	—	1,043,301	—	385,444
Distribution of 2022 patronage refunds	513,631	—	153,258	—	—	(1,048,779)	—	(381,890)
Redemptions of equities	(3,889)	(14)	(902)	—	—	—	—	(4,805)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(3)	—	(21)	—	—	807	(573)	210
Net income (loss)	—	—	—	—	—	292,321	(273)	292,048
Other comprehensive income, net of tax	—	—	—	—	11,790	—	—	11,790
Estimated 2023 cash patronage refunds	—	—	—	—	—	(80,078)	—	(80,078)
Estimated 2023 equity redemptions	(80,078)	—	—	—	—	—	—	(80,078)
Balances, February 28, 2023	$3,307,140	$27,861	$1,771,844	$2,264,038	$(257,163)	$2,710,507	$5,092	$9,829,319

Change in equities for the six months ended February 29, 2024, and February 28, 2023, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior year patronage and redemption estimates	(689,668)	—	(169,159)	—	—	1,175,367	—	316,540
Distribution of 2023 patronage refunds	707,394	—	169,051	—	—	(1,177,195)	—	(300,750)
Redemptions of equities	(12,145)	(95)	(4,218)	—	—	—	—	(16,458)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(22)	(3)	16	—	—	(979)	698	(290)
Net income	—	—	—	—	—	693,230	471	693,701
Other comprehensive loss, net of tax	—	—	—	—	(1,874)	—	—	(1,874)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(124,597)	—	(124,597)
Estimated 2024 equity redemptions	(124,597)	—	—	—	—	—	—	(124,597)
Balances, February 29, 2024	$3,832,347	$27,460	$1,928,396	$2,264,038	$(267,269)	$2,976,811	$5,780	$10,767,563

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year patronage and redemption estimates	(491,058)	—	(153,858)	—	—	1,043,301	—	398,385
Distribution of 2022 patronage refunds	513,631	—	153,258	—	—	(1,048,779)	—	(381,890)
Redemptions of equities	(13,910)	(72)	(3,764)	—	—	—	—	(17,746)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	288	—	36	—	—	827	(598)	553
Net income	—	—	—	—	—	1,074,919	45	1,074,964
Other comprehensive loss, net of tax	—	—	—	—	(1,828)	—	—	(1,828)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(288,942)	—	(288,942)
Estimated 2023 equity redemptions	(288,942)	—	—	—	—	—	—	(288,942)
Balances, February 28, 2023	$3,307,140	$27,861	$1,771,844	$2,264,038	$(257,163)	$2,710,507	$5,092	$9,829,319

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three and six months ended February 29, 2024, and February 28, 2023.

		Three Months Ended		Six Months Ended
	Nasdaq symbol	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended February 29, 2024, and February 28, 2023, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2023, net of tax	$(173,908)	$(2,129)	$(96,660)	$(272,697)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	10,641	(752)	9,889
Amounts reclassified	67	(2,294)	—	(2,227)
Total other comprehensive income (loss), before tax	67	8,347	(752)	7,662
Tax effect	(16)	(2,044)	(174)	(2,234)
Other comprehensive income (loss), net of tax	51	6,303	(926)	5,428
Balance as of February 29, 2024, net of tax	$(173,857)	$4,174	$(97,586)	$(267,269)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2022, net of tax	$(160,116)	$(11,364)	$(97,473)	$(268,953)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	269	10,558	739	11,566
Amounts reclassified	(5,513)	9,428	—	3,915
Total other comprehensive income (loss), before tax	(5,244)	19,986	739	15,481
Tax effect	1,271	(4,843)	(119)	(3,691)
Other comprehensive income (loss), net of tax	(3,973)	15,143	620	11,790
Balance as of February 28, 2023, net of tax	$(164,089)	$3,779	$(96,853)	$(257,163)

Changes in accumulated other comprehensive income (loss) by component for the six months ended February 29, 2024, and February 28, 2023, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	12,921	(4,102)	8,819
Amounts reclassified	90	(10,084)	—	(9,994)
Total other comprehensive income (loss), before tax	90	2,837	(4,102)	(1,175)
Tax effect	(22)	(695)	18	(699)
Other comprehensive income (loss), net of tax	68	2,142	(4,084)	(1,874)
Balance as of February 29, 2024, net of tax	$(173,857)	$4,174	$(97,586)	$(267,269)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	203	(23,341)	(1,488)	(24,626)
Amounts reclassified	47	16,657	—	16,704
Total other comprehensive income (loss), before tax	250	(6,684)	(1,488)	(7,922)
Tax effect	4,301	1,620	173	6,094
Other comprehensive income (loss), net of tax	4,551	(5,064)	(1,315)	(1,828)
Balance as of February 28, 2023, net of tax	$(164,089)	$3,779	$(96,853)	$(257,163)

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

    Components of net periodic benefit costs for the three and six months ended February 29, 2024, and February 28, 2023, are as follows:

	Three Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$9,348	$9,645	$492	$460	$163	$168
Interest cost	8,982	7,647	261	185	286	259
Expected return on assets	(11,965)	(10,782)	—	—	—	—
Prior service cost (credit) amortization	45	37	(29)	(29)	(111)	(111)
Actuarial loss (gain) amortization	449	468	95	61	(404)	(404)
Net periodic benefit cost (benefit)	$6,859	$7,015	$819	$677	$(66)	$(88)

	Six Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$18,696	$19,290	$984	$920	$325	$335
Interest cost	17,964	15,294	522	371	572	518
Expected return on assets	(23,930)	(21,565)	—	—	—	—
Prior service cost (credit) amortization	89	75	(57)	(57)	(223)	(223)
Actuarial loss (gain) amortization	898	936	190	123	(808)	(808)
Net periodic benefit cost (benefit)	$13,717	$14,030	$1,639	$1,357	$(134)	$(178)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 29, 2024, and we do not anticipate being required to make contributions to our pension plans in fiscal 2024, although we may voluntarily elect to do so.

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

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income before income taxes ("IBIT") generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our country operations business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

Segment information for the three and six months ended February 29, 2024, and February 28, 2023, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 29, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$1,874,077	$7,314,067	$—	$22,233	$(122,897)	$9,087,480
Intersegment revenues	(117,355)	(2,956)	—	(2,586)	122,897	—
Revenues, net of intersegment revenues	$1,756,722	$7,311,111	$—	$19,647	$—	$9,087,480
Operating earnings (loss)	45,432	36,231	(18,475)	4,474	—	67,662
Interest expense	(1,370)	14,904	15,814	658	(4,546)	25,460
Other income	(4,629)	(22,696)	(2,969)	(5,591)	4,546	(31,339)
Equity income from investments	(148)	(12,828)	(68,329)	(30,812)	—	(112,117)
Income before income taxes	$51,579	$56,851	$37,009	$40,219	$—	$185,658

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$2,314,601	$9,127,526	$—	$20,479	$(155,758)	$11,306,848
Intersegment revenues	(145,700)	(7,056)	—	(3,002)	155,758	—
Revenues, net of intersegment revenues	$2,168,901	$9,120,470	$—	$17,477	$—	$11,306,848
Operating earnings (loss)	260,344	(98,889)	(18,097)	(1,016)	—	142,342
Interest expense	2,485	18,434	15,184	7,205	(7,341)	35,967
Other income	(5,489)	(20,285)	—	(9,880)	7,341	(28,313)
Equity income from investments	(1,474)	(15,472)	(115,014)	(46,374)	—	(178,334)
Income (loss) before income taxes	$264,822	$(81,566)	$81,733	$48,033	$—	$313,022

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 29, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$4,793,200	$15,974,175	$—	$47,600	$(336,837)	$20,478,138
Intersegment revenues	(318,538)	(10,899)	—	(7,400)	336,837	—
Revenues, net of intersegment revenues	$4,474,662	$15,963,276	$—	$40,200	$—	$20,478,138
Operating earnings (loss)	304,279	176,572	(34,670)	14,375	—	460,556
Interest expense	(9,912)	30,861	26,423	17,647	(9,931)	55,088
Other income	(5,908)	(48,812)	(2,969)	(28,110)	9,931	(75,868)
Equity (income) loss from investments	1,685	(32,048)	(131,592)	(59,213)	—	(221,168)
Income before income taxes	$318,414	$226,571	$73,468	$84,051	$—	$702,504
Total assets as of February 29, 2024	$4,325,720	$8,647,251	$2,565,318	$3,626,013	$—	$19,164,302

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$5,651,726	$18,768,085	$—	$36,578	$(383,702)	$24,072,687
Intersegment revenues	(363,519)	(14,371)	—	(5,812)	383,702	—
Revenues, net of intersegment revenues	$5,288,207	$18,753,714	$—	$30,766	$—	$24,072,687
Operating earnings (loss)	659,003	164,613	(34,369)	(2,436)	—	786,811
Interest expense	4,541	37,001	29,605	11,330	(13,260)	69,217
Other income	(9,012)	(39,587)	—	(17,263)	13,260	(52,602)
Equity (income) loss from investments	2,058	(38,534)	(242,580)	(81,240)	—	(360,296)
Income before income taxes	$661,416	$205,733	$178,606	$84,737	$—	$1,130,492

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

	February 29, 2024
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$251,437	$—	$12,052	$239,385
Foreign exchange derivatives	16,880	—	3,796	13,084
Total	$268,317	$—	$15,848	$252,469
Derivative liabilities
Commodity derivatives	$274,317	$1,574	$12,052	$260,691
Foreign exchange derivatives	4,179	—	3,796	383
Total	$278,496	$1,574	$15,848	$261,074

	August 31, 2023
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$280,440	$—	$4,866	$275,574
Foreign exchange derivatives	32,402	—	12,330	20,072
Total	$312,842	$—	$17,196	$295,646
Derivative liabilities
Commodity derivatives	$349,131	$1,505	$4,866	$342,760
Foreign exchange derivatives	13,799	—	12,330	1,469
Total	$362,930	$1,505	$17,196	$344,229

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 29, 2024, and August 31, 2023, was $1.5 million and $1.1 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of February 29, 2024, and August 31, 2023, was $1.6 million and $12.6 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2024, and February 28, 2023:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$30,703	$31	$38,887	$(135,655)
Foreign exchange derivatives	Cost of goods sold	(1,001)	17,414	(5,608)	(2,039)
Foreign exchange derivatives	Marketing, general and administrative expenses	(849)	11	(29)	248
Total		$28,853	$17,456	$33,250	$(137,446)

Commodity Contracts

    As of February 29, 2024, and August 31, 2023, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	February 29, 2024		August 31, 2023
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	381,999	545,845	506,654	630,803
Energy products (barrels)	10,099	11,137	11,839	8,085
Processed grain and oilseed (tons)	866	2,017	7,380	9,437
Crop nutrients (tons)	57	—	70	10
Ocean freight (metric tons)	—	—	40	—
Natural gas (metric million Btu)	1,400	500	460	—

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

agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.2 billion and $1.9 billion as of February 29, 2024, and August 31, 2023, respectively.

Interest Rate Contracts

In the second quarter of fiscal 2024, we entered into forward-starting interest rate swaps with an aggregate notional amount of $150.0 million as an economic hedge for the expected variability of future interest payments on our anticipated issuance of fixed-rate debt.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of February 29, 2024, and August 31, 2023, the aggregate notional amounts of cash flow hedges were 3.6 million and 4.1 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 29, 2024	August 31, 2023	Balance Sheet Location	February 29, 2024	August 31, 2023
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$5,518	$8,395	Other current liabilities	$845	$5,345

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 29, 2024, and February 28, 2023:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(Dollars in thousands)
Commodity derivatives	$7,932	$20,830	$1,622	$(8,759)

    The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2024, and February 28, 2023:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$2,585	$(9,129)	$10,667	$(16,058)

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

    Recurring fair value measurements as of February 29, 2024, and August 31, 2023, are as follows:

	February 29, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$4,954	$252,001	$—	$256,955
Foreign exchange derivatives	—	16,880	—	16,880
Segregated investments and marketable securities	150,673	—	—	150,673
Other assets	149,236	—	—	149,236
Total	$304,863	$268,881	$—	$573,744
Liabilities
Commodity derivatives	$5,415	$269,747	$—	$275,162
Foreign exchange derivatives	—	4,179	—	4,179
Total	$5,415	$273,926	$—	$279,341

	August 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$5,344	$283,491	$—	$288,835
Foreign exchange derivatives	—	32,402	—	32,402
Segregated investments and marketable securities	225,715	—	—	225,715
Other assets	89,592	—	—	89,592
Total	$320,651	$315,893	$—	$636,544
Liabilities
Commodity derivatives	$7,501	$346,975	$—	$354,476
Foreign exchange derivatives	—	13,799	—	13,799
Total	$7,501	$360,774	$—	$368,275

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $161.5 million were outstanding on February 29, 2024. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 29, 2024.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of February 29, 2024, and August 31, 2023, are as follows:

	February 29, 2024	August 31, 2023
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$272,325	$320,119
Margin and related deposits	210,484	342,872
Prepaid expenses	165,885	149,682
Supplier advance payments	653,109	136,304
Restricted cash	76,007	79,301
Other	10,511	14,095
Total other current assets	$1,388,321	$1,042,373
Other current liabilities
Customer margin deposits and credit balances	$94,642	$197,315
Customer advance payments	992,231	356,760
Derivative liabilities (Note 11)	277,746	355,696
Dividends and equity payable	559,746	730,000
Total other current liabilities	$1,924,365	$1,639,771

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
•Fiscal 2024 Second Quarter Highlights
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

Fiscal 2024 Second Quarter Highlights

•Financial performance was solid across our segments, although down from the record second quarter of fiscal 2023.
•In our Ag segment, earnings were higher as agronomy markets were stronger compared to the prior year and grain and oilseed margins were stable.
•Our Energy segment margins declined from the highs in the prior year due to changing market conditions including the impact of a historically warm winter.
•Equity method investments continued to perform well, with our CF Nitrogen investment being the largest contributor.

Fiscal 2024 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during the remainder of fiscal 2024. These factors include the ongoing war between Russia and Ukraine and any escalation of conflict in the Middle East; shifts in global trade flows for commodities; a higher interest rate environment; and inflationary pressures increasing costs of labor, freight and materials. In addition to these broad macroeconomic factors, other factors could impact the demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which remains volatile and could continue to negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect the imbalance between global supply and strong global demand for energy and agricultural commodities to continue to moderate through the remainder of fiscal 2024. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts to us in fiscal 2024. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2023 for additional impacts that these and other risks may have on our business operations and financial performance.

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

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	107,662	102,880	106,417	96,111
All other crude oil	68,169	69,371	70,050	70,326
Other feedstocks and blendstocks	5,309	9,477	9,665	10,096
Total refinery throughput volumes	181,140	181,728	186,132	176,533
Refined fuel yields
Gasolines	78,076	80,722	81,918	78,355
Distillates	85,243	82,208	85,158	78,782

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs decreasing by 59% and 60%, respectively, during the three months ended February 29, 2024, compared to the same period during the prior year, which positively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased during the three and six months ended February 29, 2024, compared to the same period during the prior year, contributing to lower IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Market indicators
WTI crude oil (dollars per barrel)	$74.20	$77.18	$79.14	$81.17
WTI - WCS crude oil discount (dollars per barrel)	$21.84	$27.77	$20.02	$25.09
Group 3 2:1:1 crack spread (dollars per barrel)*	$17.10	$30.46	$23.87	$37.61
Group 3 5:3:2 crack spread (dollars per barrel)*	$15.32	$28.12	$21.52	$34.26
D6 ethanol RIN (dollars per RIN)	$0.6678	$1.6194	$0.8183	$1.6463
D4 biodiesel RIN (dollars per RIN)	$0.6742	$1.6857	$0.8221	$1.7558
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices outside our control. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes that impacted our Ag segment:

		Three Months Ended		Six Months Ended
	Market Source*	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.45	$6.63	$4.59	$6.70
Soybeans (dollars per bushel)	Chicago Board of Trade	$12.15	$15.16	$12.58	$14.65
Wheat (dollars per bushel)	Chicago Board of Trade	$6.00	$7.48	$5.78	$8.03
Urea (dollars per ton)	Green Markets NOLA	$326.54	$396.83	$348.42	$499.12
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$239.97	$392.96	$245.59	$469.85
Ethanol (dollars per gallon)	Chicago Platts	$1.59	$2.19	$1.87	$2.34

Volumes
Grain and oilseed (thousands of bushels)		612,682	567,198	1,204,094	1,084,637
North American grain and oilseed port throughput (thousands of bushels)		197,816	174,876	376,516	336,591
Wholesale crop nutrients (thousands of tons)		1,540	1,373	3,410	2,985
Ethanol (thousands of gallons)		186,415	237,642	433,416	481,403
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended February 29, 2024, and February 28, 2023

	Three Months Ended
	February 29, 2024	% of Revenues*	February 28, 2023	% of Revenues*
	(Dollars in thousands)
Revenues	$9,087,480	100.0%	$11,306,848	100.0%
Cost of goods sold	8,721,588	96.0	10,922,581	96.6
Gross profit	365,892	4.0	384,267	3.4
Marketing, general and administrative expenses	298,230	3.3	241,925	2.1
Operating earnings	67,662	0.7	142,342	1.3
Interest expense	25,460	0.3	35,967	0.3
Other income	(31,339)	(0.3)	(28,313)	(0.3)
Equity income from investments	(112,117)	(1.2)	(178,334)	(1.6)
Income before income taxes	185,658	2.0	313,022	2.8
Income tax expense	15,325	0.2	20,974	0.2
Net income	170,333	1.9	292,048	2.6
Net income (loss) attributable to noncontrolling interests	26	—	(273)	—
Net income attributable to CHS Inc.	$170,307	1.9%	$292,321	2.6%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended February 29, 2024. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment
Energy

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$51,579	$264,822	$(213,243)	(80.5%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended February 29, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Lower crack spreads and decreased WCS crude oil discounts resulted from less favorable global market conditions compared to the same period during the prior year, which contributed to a $235.8 million decrease of IBIT.
•Lower margins for propane and refined fuels attributable to hedging-related impacts due to global market conditions affecting the price of these products contributed $29.4 million and $9.4 million of decreased IBIT, respectively.
•The overall decreased IBIT was partially offset by decreased costs for RINs in our refined fuels business, which contributed to reduced costs of $66.8 million.

Ag

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$56,851	$(81,566)	$138,417	169.7%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended February 29, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins for our wholesale and retail agronomy products due to improved market conditions contributed to a $112.9 million increase of IBIT, including the impact of a $57.2 million noncash charge to reduce our inventories to their net realizable value during the second quarter of fiscal 2023, which did not reoccur in the current period.
•Increased margins for our grain and oilseed product category resulted primarily from the timing of the impact of mark-to-market adjustments associated with our commodity derivatives and contributed to a $85.2 million increase of IBIT.

All Other Segments

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$37,009	$81,733	$(44,724)	(54.7%)
Corporate and Other IBIT	$40,219	$48,033	$(7,814)	(16.3%)
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN, which was partially offset by decreased natural gas costs, all due to global supply and demand factors. Corporate and Other IBIT decreased primarily due to lower equity income from Ventura Foods, LLC ("Ventura Foods"), which experienced less favorable market conditions for edible oils during the second quarter of fiscal 2024 compared to the same period during the prior year.

Revenues by Segment

Energy

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,756,722	$2,168,901	$(412,179)	(19.0%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended February 29, 2024, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $279.6 million and $66.7 million decreases in revenues for refined fuels and propane, respectively.
•Lower propane and refined fuels volumes contributed to $34.9 million and $24.8 million decreases in revenues, respectively, primarily driven by lower demand associated with the warm winter weather conditions across much of our trade territory.

Ag

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,311,111	$9,120,470	$(1,809,359)	(19.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended February 29, 2024, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories during the second quarter of fiscal 2024, including:
◦$1.9 billion decrease for grain and oilseed primarily as a result of less favorable pricing due to global market conditions;
◦$243.1 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices; and
◦$124.9 million decrease for oilseed processing due to global market conditions.
•Increased volumes for grain and oilseed contributed to a $546.0 million increase in revenues, primarily due to stronger global demand for grain and oilseed as prices have declined.

All Other Segments

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$19,647	$17,477	$2,170	12.4%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the three months ended February 29, 2024, compared to the same period during the prior year, primarily due to increased interest income as a result of a larger average notes receivable balance and higher interest rates.

Cost of Goods Sold by Segment

Energy

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,630,422	$1,831,252	$(200,830)	(11.0%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended February 29, 2024, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions, including reduced RIN costs within our refined fuels business, contributed to decreased costs for refined fuels and propane that drove $103.4 million and $43.2 million decreases in COGS, respectively.
•Lower volumes of propane and refined fuels resulting from decreased demand associated with the warm winter weather conditions across much of our trade territory and global market conditions contributed to decreased COGS of $29.3 million and $20.9 million, respectively.

Ag

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$7,091,565	$9,091,307	$(1,999,742)	(22.0%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended February 29, 2024, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Lower costs across most of our Ag segment product categories during the second quarter of fiscal 2024, including:
◦$2.0 billion decrease for grain and oilseed primarily driven by lower pricing due to global market conditions;
◦$356.0 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices and the impact of a $57.2 million noncash charge to reduce our inventories to their net realizable value during the second quarter of fiscal 2023 that did not reoccur in the current period; and
◦$140.9 million decrease for oilseed processing due to global market conditions.
•Increased volumes for grain and oilseed contributed to a $544.9 million increase in COGS, primarily due to stronger global demand for grain and oilseed as prices have declined.

All Other Segments

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$419	$424	$(5)	(1.2%)
Corporate and Other COGS	$(818)	$(402)	$(416)	(103.5%)

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended February 29, 2024, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$298,230	$241,925	$56,305	23.3%

    Marketing, general and administrative expenses increased during the three months ended February 29, 2024, primarily due to higher compensation and benefit expenses during the current fiscal year, as well as a recovery of certain receivables during the same period of the prior year that had been previously reserved.

Interest Expense

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Interest expense	$25,460	$35,967	$(10,507)	(29.2%)

    Interest expense decreased during the three months ended February 29, 2024, as a result of decreased notes payable balances, which was partially offset by higher interest rates compared to the same period in the prior year.

Other Income

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Other income	$31,339	$28,313	$3,026	10.7%

    Other income increased during the three months ended February 29, 2024, primarily as a result of increased interest income due to a larger average cash balance and higher interest rates.

Equity Income from Investments

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$112,117	$178,334	$(66,217)	(37.1%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended February 29, 2024, compared to the same period during the prior year, primarily due to lower income associated with our equity method investments in CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors and Ventura Foods due to less favorable market conditions for edible oils during the second quarter of fiscal 2024 compared to the same period during the prior year.

Income Tax Expense

	Three Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$15,325	$20,974	$(5,649)	(26.9%)

    Decreased income tax expense during the three months ended February 29, 2024, resulted primarily from lower nonpatronage earnings during the period. Effective tax rates for the three months ended February 29, 2024, and February 28, 2023, were 8.3% and 6.7%, respectively. Federal and state statutory rates of 24.5% and 24.4% were applied to nonpatronage business activity for the three months ended February 29, 2024, and February 28, 2023, respectively. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

Results of Operations

Six Months Ended February 29, 2024, and February 28, 2023

	Six Months Ended
	2024	% of Revenues*	2023	% of Revenues*
	(Dollars in thousands)
Revenues	$20,478,138	100.0%	$24,072,687	100.0%
Cost of goods sold	19,467,296	95.1	22,809,285	94.8
Gross profit	1,010,842	4.9	1,263,402	5.2
Marketing, general and administrative expenses	550,286	2.7	476,591	2.0
Operating earnings	460,556	2.2	786,811	3.3
Interest expense	55,088	0.3	69,217	0.3
Other income	(75,868)	(0.4)	(52,602)	(0.2)
Equity income from investments	(221,168)	(1.1)	(360,296)	(1.5)
Income before income taxes	702,504	3.4	1,130,492	4.7
Income tax expense	8,803	—	55,528	0.2
Net income	693,701	3.4	1,074,964	4.5
Net income attributable to noncontrolling interests	471	—	45	—
Net income attributable to CHS Inc.	$693,230	3.4%	$1,074,919	4.5%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the six months ended February 29, 2024. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$318,414	$661,416	$(343,002)	(51.9%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the six months ended February 29, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Lower crack spreads and decreased WCS crude oil discounts resulted from global market conditions, which contributed to a $427.6 million decrease of IBIT.
•The overall decreased IBIT was partially offset by decreased costs for RINs in our refined fuels business, which contributed to a $114.4 million cost reduction.

Ag

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$226,571	$205,733	$20,838	10.1%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the six months ended February 29, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Increased margins for our wholesale and retail agronomy products due to improved market conditions contributed to a $91.4 million increase of IBIT, including the impact of a $68.2 million noncash charge to reduce our inventories to their net realizable value during the first half of fiscal 2023, which did not reoccur in the current period.
•Higher volumes of grain and oilseed resulted in a $17.4 million increase of IBIT, primarily due to stronger global demand for grain as prices have declined.

All Other Segments

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$73,468	$178,606	$(105,138)	(58.9%)
Corporate and Other IBIT	$84,051	$84,737	$(686)	(0.8%)
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN, which was partially offset by decreased natural gas costs, all due to global supply and demand factors. Corporate and other IBIT remained flat as lower equity income from Ventura Foods due to less favorable market conditions for edible oils during the first half of fiscal 2024 compared to the same period during the prior year was mostly offset by increased interest income resulting from higher interest rates and a larger cash balance.

Revenues by Segment

Energy

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$4,474,662	$5,288,207	$(813,545)	(15.4%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the six months ended February 29, 2024, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $577.5 million and $117.7 million decreases in revenues for refined fuels and propane, respectively.
•Lower propane and refined fuels volumes contributed to $52.1 million and $48.4 million decreases in revenues, respectively, primarily driven by lower demand due to warm winter weather conditions across much of our trade territory.

Ag

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$15,963,276	$18,753,714	$(2,790,438)	(14.9%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the six months ended February 29, 2024, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories during the first half of fiscal 2024, including:
◦$3.3 billion decrease for grain and oilseed primarily as a result of less favorable pricing due to global market conditions;
◦$745.2 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices;
◦$178.3 million decrease for oilseed processing due to global market conditions; and
◦$170.0 million decrease for renewable fuels resulting from lower ethanol prices due to decreased demand.
•Increased volumes for grain and oilseed contributed to a $1.5 billion increase in revenues, primarily due to stronger global demand for grain and oilseed as prices have declined.
•Increased volumes of wholesale and retail agronomy products, which experienced increased demand during the first half of fiscal 2024 as prices continued to remain lower due to global market conditions, contributed to a $238.5 million increase in revenues.

All Other Segments

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$40,200	$30,766	$9,434	30.7%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the six months ended February 29, 2024, compared to the same period during the prior year, primarily due to increased interest income as a result of a larger average notes receivable balance and higher interest rates.

Cost of Goods Sold by Segment

Energy

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$4,018,695	$4,485,981	$(467,286)	(10.4%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the six months ended February 29, 2024, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions, including reduced RIN costs, contributed to decreased costs for refined fuels and propane that drove $230.4 million and $132.5 million decreases in COGS, respectively.
•Lower propane and refined fuels volumes contributed to $50.3 million and $40.2 million decreases in COGS, respectively, primarily driven by lower demand due to warm winter weather conditions across much of our trade territory.

Ag

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$15,452,145	$18,324,035	$(2,871,890)	(15.7%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the six months ended February 29, 2024, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Lower costs across most of our Ag segment product categories during the first half of fiscal 2024, including:
◦$3.3 billion decrease for grain and oilseed primarily driven by lower pricing due to global market conditions;
◦$836.6 million decrease for wholesale and retail agronomy products driven by lower urea and UAN prices and the impact of a $68.2 million noncash charge to reduce our inventories to their net realizable value during the first half of fiscal 2023 that did not reoccur in the current period;
◦$202.2 million decrease for renewable fuels primarily resulting from lower input costs; and
◦$156.2 million decrease for oilseed processing due to global market conditions.
•Increased volumes for grain and oilseed contributed to a $1.4 billion increase in COGS, primarily due to stronger global demand for grain and oilseed as prices have declined.
•Increased volumes of wholesale and retail agronomy products, which experienced increased demand during the first half of fiscal 2024 as prices continued to remain lower due to global market conditions, contributed to a $248.1 million increase in COGS.

All Other Segments

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$831	$852	$(21)	(2.5%)
Corporate and Other COGS	$(4,375)	$(1,583)	$(2,792)	(176.4%)

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the six months ended February 29, 2024, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$550,286	$476,591	$73,695	15.5%

    Marketing, general and administrative expenses increased during the six months ended February 29, 2024, primarily due to higher compensation and benefit expenses during the current fiscal year, as well as a recovery of certain receivables during the same period of the prior year that had been previously reserved.

Interest Expense

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Interest expense	$55,088	$69,217	$(14,129)	(20.4%)

    Interest expense decreased during the six months ended February 29, 2024, as a result of decreased notes payable balances, which was partially offset by higher interest rates compared to the same period in the prior year.

Other Income

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Other income	$75,868	$52,602	$23,266	44.2%

    Other income increased during the six months ended February 29, 2024, primarily as a result of increased interest income due to a larger average cash balance and higher interest rates.

Equity Income from Investments

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$221,168	$360,296	$(139,128)	(38.6%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the six months ended February 29, 2024, compared to the same period during the prior year, primarily due to lower income associated with our equity method investments in CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors and Ventura Foods due to less favorable market conditions for edible oils during the first half of fiscal 2024 compared to the same period during the prior year.

Income Tax Expense

	Six Months Ended		Change
	February 29, 2024	February 28, 2023	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$8,803	$55,528	$(46,725)	(84.1%)

    Decreased income tax expense during the six months ended February 29, 2024, resulted primarily from the recognition of research and development tax credits as well as lower nonpatronage income during the period. Effective tax rates for the six months ended February 29, 2024, and February 28, 2023, were 1.3% and 4.9%, respectively. Federal and state statutory rates of 24.5% and 24.4% were applied to nonpatronage business activity for the six months ended February 29, 2024, and February 28, 2023, respectively. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

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

	February 29, 2024	August 31, 2023
	(Dollars in thousands)
Cash and cash equivalents	$633,292	$1,765,286
Notes payable	412,800	547,923
Long-term debt including current maturities	1,828,635	1,827,658
Total equities	10,767,563	10,452,389
Working capital	3,415,770	3,229,455
Current ratio*	1.6	1.5
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2024:

•Capital expenditures. We expect total capital expenditures for fiscal 2024 to be approximately $953.0 million compared to capital expenditures of $564.5 million in fiscal 2023. Increased capital expenditures for fiscal 2024 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. During the six months ended February 29, 2024, we acquired $346.1 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2024 to be approximately $20.0 million compared to major maintenance of $217.4 million in fiscal 2023. Decreased major maintenance for fiscal 2024 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our Laurel refinery during fiscal 2023. During the six months ended February 29, 2024, we paid $10.7 million in major maintenance.
•Debt and interest. We expect to repay approximately $9.6 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $88.3 million during fiscal 2024. During the six months ended February 29, 2024, we repaid $4.5 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of February 29, 2024. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2024. Dividends paid on our preferred stock during the six months ended February 29, 2024, were $84.3 million.
•Patronage. Our Board of Directors has authorized approximately $365.0 million of our fiscal 2023 patronage-sourced earnings to be paid to our member-owners during fiscal 2024. During the six months ended February 29, 2024, we distributed $300.8 million of cash patronage related to the year ended August 31, 2023, with the remaining amount expected to be distributed in the third quarter of fiscal 2024.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $365.0 million to be distributed in fiscal 2024 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the six months ended February 29, 2024, we redeemed $16.5 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short- and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 29, 2024. Based on our current fiscal 2024 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of February 29, 2024, and August 31, 2023, was as follows:

	February 29, 2024	August 31, 2023	Change
	(Dollars in thousands)
Current assets	$9,323,108	$9,128,649	$194,459
Less current liabilities	5,907,338	5,899,194	8,144
Working capital	$3,415,770	$3,229,455	$186,315

As of February 29, 2024, working capital increased by $186.3 million compared with August 31, 2023. Current asset balance changes increased working capital by $194.5 million, primarily driven by increases in inventories, supplier advance payments and receivables, which were partially offset by a decrease in our cash balance, all of which were driven by seasonality in our business. Current liability balance changes decreased working capital by $8.1 million, primarily due to increases in customer advance payments, which were also driven by seasonality in our business.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2023. No material changes occurred during the six months ended February 29, 2024.

Cash Flows

    The following table presents summarized cash flow data for the six months ended February 29, 2024, and February 28, 2023:

	Six Months Ended
	February 29, 2024	February 28, 2023	Change
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(397,209)	$16,570	$(413,779)
Net cash used in investing activities	(185,354)	(433,487)	248,133
Net cash (used in) provided by financing activities	(549,945)	103,502	(653,447)
Effect of exchange rate changes on cash and cash equivalents	(2,780)	(205)	(2,575)
Decrease in cash and cash equivalents and restricted cash	$(1,135,288)	$(313,620)	$(821,668)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $413.8 million increase in cash used in operating activities primarily reflects increased receivables and decreased net income during the first half of fiscal 2024 compared to the same period during fiscal 2023, which was partially offset by decreased inventories primarily due to market-driven price declines.

    The $248.1 million decrease of cash used in investing activities reflects timing differences in borrowings and payments for CHS Capital notes receivable partially offset by higher acquisitions of property, plant and equipment during the first half of fiscal 2024, compared to the same period during fiscal 2023.

    The $653.4 million decrease in cash provided by financing activities relative to the previous year primarily reflects decreased net cash inflows associated with our notes payable due to lower short-term funding needs resulting from decreased working capital needs and strong cash earnings. The decrease is partially offset by decreased cash outflows for patronage paid during the first half of fiscal 2024, compared to the same period during fiscal 2023.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of February 29, 2024, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2023, have not materially changed during the six months ended February 29, 2024.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended February 29, 2024, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of February 29, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended February 29, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CHS Inc.
(Registrant)

Date:	April 3, 2024	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer