Form 10-Q
period 2024-05-31
CHS INC
filed 2024-07-10
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	May 31, 2024
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2023. These factors may include changes in commodity prices; the impact of government policies, mandates, regulations and trade agreements; global and regional political, economic, legal and other risks of doing business globally; the ongoing war between Russia and Ukraine; the escalation of conflict in the Middle East; the impact of inflation; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance by contractual counterparties; changes in federal income tax laws or our tax status; the impact of compliance or noncompliance with applicable laws and regulations; the impact of any governmental investigations; the impact of environmental liabilities and litigation; actual or perceived quality, safety or health risks associated with our products; the impact of seasonality; the effectiveness of our risk management strategies; business interruptions, casualty losses and supply chain issues; the impact of workforce factors; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; technological improvements that decrease the demand for our agronomy and energy products; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; security breaches or other disruptions to our information technology systems or assets; the impact of our environmental, social and governance practices, including failures or delays in achieving our strategies or expectations related to climate change or other environmental matters; the impairment of long-lived assets; the impact of bank failures; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$310,128	$1,765,286
Receivables	3,817,151	3,105,811
Inventories	3,305,167	3,215,179
Other current assets	1,027,818	1,042,373
Total current assets	8,460,264	9,128,649
Investments	3,893,649	3,828,872
Property, plant and equipment	5,032,713	4,869,373
Other assets	1,071,289	1,130,524
Total assets	$18,457,915	$18,957,418
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$337,538	$547,923
Current portion of long-term debt	157,181	7,839
Accounts payable	2,696,898	2,930,607
Accrued expenses	864,484	773,054
Other current liabilities	1,153,091	1,639,771
Total current liabilities	5,209,192	5,899,194
Long-term debt	1,669,212	1,819,819
Other liabilities	665,194	786,016
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,736,833	5,911,649
Accumulated other comprehensive loss	(270,861)	(265,395)
Capital reserves	3,178,615	2,537,486
Total CHS Inc. equities	10,908,625	10,447,778
Noncontrolling interests	5,692	4,611
Total equities	10,914,317	10,452,389
Total liabilities and equities	$18,457,915	$18,957,418

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Revenues	$9,608,983	$12,026,051	$30,087,121	$36,098,738
Cost of goods sold	9,141,188	11,351,711	28,608,484	34,160,996
Gross profit	467,795	674,340	1,478,637	1,937,742
Marketing, general and administrative expenses	316,435	273,238	866,721	749,829
Operating earnings	151,360	401,102	611,916	1,187,913
Interest expense	23,425	36,949	78,513	106,166
Other income	(29,934)	(31,027)	(105,802)	(83,629)
Equity income from investments	(151,999)	(162,940)	(373,167)	(523,236)
Income before income taxes	309,868	558,120	1,012,372	1,688,612
Income tax expense	12,613	10,777	21,416	66,305
Net income	297,255	547,343	990,956	1,622,307
Net (loss) income attributable to noncontrolling interests	(19)	(156)	452	(111)
Net income attributable to CHS Inc.	$297,274	$547,499	$990,504	$1,622,418

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$297,255	$547,343	$990,956	$1,622,307
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	49	130	117	4,681
Cash flow hedges	(681)	(2,531)	1,461	(7,595)
Foreign currency translation adjustment	(2,960)	(707)	(7,044)	(2,022)
Other comprehensive loss, net of tax	(3,592)	(3,108)	(5,466)	(4,936)
Comprehensive income	293,663	544,235	985,490	1,617,371
Comprehensive (loss) income attributable to noncontrolling interests	(19)	(156)	452	(111)
Comprehensive income attributable to CHS Inc.	$293,682	$544,391	$985,038	$1,617,482

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$990,956	$1,622,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	421,721	400,474
Equity income from investments, net of distributions received	(46,576)	(167,940)
Provision for current expected credit losses	8,623	(10,592)
Deferred taxes	(102,718)	(65,839)
Other, net	(2,885)	(3,853)
Changes in operating assets and liabilities:
Receivables	(774,470)	(206,328)
Inventories	(89,988)	372,049
Accounts payable and accrued expenses	(81,183)	214,410
Other, net	(163,747)	(184,963)
Net cash provided by operating activities	159,733	1,969,725
Cash flows from investing activities:
Acquisition of property, plant and equipment	(541,411)	(374,230)
Proceeds from disposition of property, plant and equipment	12,669	22,823
Expenditures for major maintenance	(14,784)	(184,435)
Changes in CHS Capital notes receivable, net	39,383	(120,657)
Financing extended to customers	(111,403)	(138,407)
Payments from customer financing	101,269	152,323
Other investing activities, net	(5,195)	(8,505)
Net cash used in investing activities	(519,472)	(651,088)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	2,575,799	6,124,177
Payments on notes payable, long-term debt and finance lease obligations	(2,806,167)	(6,104,543)
Preferred stock dividends paid	(126,501)	(126,501)
Redemptions of equities	(342,147)	(480,435)
Cash patronage dividends paid	(365,952)	(502,938)
Other financing activities, net	(30,590)	(56,924)
Net cash used in financing activities	(1,095,558)	(1,147,164)
Effect of exchange rate changes on cash and cash equivalents	538	(16)
(Decrease) increase in cash and cash equivalents and restricted cash	(1,454,759)	171,457
Cash and cash equivalents and restricted cash at beginning of period	1,844,587	903,474
Cash and cash equivalents and restricted cash at end of period	$389,828	$1,074,931

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and nine months ended May 31, 2024 and 2023. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended May 31, 2024	(Dollars in thousands)
Energy	$1,875,368	$191,810	$—	$2,067,178
Ag	2,680,506	4,836,245	6,905	7,523,656
Corporate and Other	5,647	—	12,502	18,149
Total revenues	$4,561,521	$5,028,055	$19,407	$9,608,983

Three Months Ended May 31, 2023
Energy	$1,980,243	$283,844	$—	$2,264,087
Ag	3,295,312	6,444,559	4,105	9,743,976
Corporate and Other	6,388	—	11,600	17,988
Total revenues	$5,281,943	$6,728,403	$15,705	$12,026,051

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Nine Months Ended May 31, 2024	(Dollars in thousands)
Energy	$5,896,394	$645,446	$—	$6,541,840
Ag	6,385,233	17,075,587	26,112	23,486,932
Corporate and Other	18,810	—	39,539	58,349
Total revenues	$12,300,437	$17,721,033	$65,651	$30,087,121

Nine Months Ended May 31, 2023
Energy	$6,775,463	$776,831	$—	$7,552,294
Ag	7,757,867	20,724,153	15,670	28,497,690
Corporate and Other	18,874	—	29,880	48,754
Total revenues	$14,552,204	$21,500,984	$45,550	$36,098,738

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $10.2 million and $16.2 million as of May 31, 2024, and August 31, 2023, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $281.8 million and $240.0 million as of May 31, 2024, and August 31, 2023, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended May 31, 2024 and 2023, we recognized revenues of $54.0 million and $93.1 million related to contract liabilities, respectively. For the nine months ended May 31, 2024 and 2023, we recognized revenues of $222.8 million and $285.3 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
Trade accounts receivable	$2,696,868	$2,010,162
CHS Capital short-term notes receivable	775,210	845,192
Other	427,941	327,084
Gross receivables	3,900,019	3,182,438
Less: allowances and reserves	82,868	76,627
Total receivables	$3,817,151	$3,105,811

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Illinois, Minnesota and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $101.1 million and $61.1 million as of May 31, 2024, and August 31, 2023, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of May 31, 2024, and August 31, 2023, commercial notes represented 27% and 15%, respectively, and producer notes represented 73% and 85%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of May 31, 2024, CHS Capital customers had additional available credit of $1.3 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of May 31, 2024, or August 31, 2023.

Note 4        Inventories

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
Grain and oilseed	$1,089,436	$1,099,956
Energy	849,708	645,333
Agronomy	1,028,520	1,111,477
Processed grain and oilseed	128,717	141,360
Other	208,786	217,053
Total inventories	$3,305,167	$3,215,179

    As of May 31, 2024, and August 31, 2023, we valued approximately 22% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $463.7 million and $589.0 million as of May 31, 2024, and August 31, 2023, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,652,631	$2,577,391
Ventura Foods, LLC	504,454	519,169
Ardent Mills, LLC	236,350	265,146
Other equity method investments	360,107	337,281
Other investments	140,107	129,885
Total investments	$3,893,649	$3,828,872

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our only significant equity method investment during the nine months ended May 31, 2024 and 2023, was CF Industries Nitrogen, LLC ("CF Nitrogen"), which is summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $723.3 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of May 31, 2024.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the nine months ended May 31, 2024 and 2023:

	Nine Months Ended May 31,
	2024	2023
	(Dollars in thousands)
Net sales	$2,739,479	$4,200,120
Gross profit	956,835	1,898,265
Net earnings	922,400	1,884,666
Earnings attributable to CHS Inc.	218,905	330,855

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of May 31, 2024. Notes payable as of May 31, 2024, and August 31, 2023, consisted of the following:

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
Notes payable	$218,204	$375,932
CHS Capital notes payable	119,334	171,991
Total notes payable	$337,538	$547,923

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of May 31, 2024, or August 31, 2023. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of May 31, 2024, total availability under the Securitization Facility was $1.0 billion, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. No balance was outstanding under the Repurchase Facility as of May 31, 2024, or August 31, 2023. On July 8, 2024, the Repurchase Facility was amended to extend the facility expiration date to August 28, 2024.

On April 18, 2024, we entered into a Note Purchase Agreement to borrow $700.0 million of debt in the form of notes. The notes under this Note Purchase Agreement are structured in four series with maturities ranging from eight to 15 years and interest accruing at rates ranging from 5.84% to 6.13%. The funding of these notes will take place on July 16, 2024. The funding will be used for general corporate purposes, including funding capital expenditures and investments.

The following table presents summarized long-term debt (including the current portion) as of May 31, 2024, and August 31, 2023:

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
Private placement debt	$1,413,000	$1,413,000
Term loan	366,000	366,000
Finance lease liabilities	49,125	49,235
Deferred financing costs	(2,795)	(3,127)
Other	1,063	2,550
Total long-term debt	1,826,393	1,827,658
Less current portion	157,181	7,839
Long-term portion	$1,669,212	$1,819,819

Interest expense for the three months ended May 31, 2024 and 2023, was $23.4 million and $36.9 million, respectively, net of capitalized interest of $6.8 million and $4.1 million, respectively. Interest expense for the nine months ended May 31, 2024 and 2023, was $78.5 million and $106.2 million, respectively, net of capitalized interest of $18.3 million and $9.8 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended May 31, 2024, was 4.1%, compared to 1.9% for the three months ended May 31, 2023. Our effective tax rate for the nine months ended May 31, 2024, was 2.1%, compared to 3.9% for the nine months ended May 31, 2023. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $50.1 million and $116.0 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of May 31, 2024, and August 31, 2023, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended May 31, 2024 and 2023, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 29, 2024	$3,832,347	$27,460	$1,928,396	$2,264,038	$(267,269)	$2,976,811	$5,780	$10,767,563
Reversal of prior year patronage and redemption estimates	325,690	—	—	—	—	64,917	—	390,607
Distribution of 2023 patronage refunds	614	—	156	—	—	(65,972)	—	(65,202)
Redemptions of equities	(319,738)	(124)	(5,827)	—	—	—	—	(325,689)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	225	—	(9)	—	—	109	(69)	256
Net income (loss)	—	—	—	—	—	297,274	(19)	297,255
Other comprehensive loss, net of tax	—	—	—	—	(3,592)	—	—	(3,592)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(52,357)	—	(52,357)
Estimated 2024 equity redemptions	(52,357)	—	—	—	—	—	—	(52,357)
Balances, May 31, 2024	$3,786,781	$27,336	$1,922,716	$2,264,038	$(270,861)	$3,178,615	$5,692	$10,914,317

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 28, 2023	$3,307,140	$27,861	$1,771,844	$2,264,038	$(257,163)	$2,710,507	$5,092	$9,829,319
Reversal of prior year patronage and redemption estimates	462,690	—	—	—	—	119,360	—	582,050
Distribution of 2022 patronage refunds	2,615	—	1,226	—	—	(124,889)	—	(121,048)
Redemptions of equities	(457,679)	(112)	(4,898)	—	—	—	—	(462,689)
Other, net	(678)	(44)	(115)	—	—	574	(16)	(279)
Net income (loss)	—	—	—	—	—	547,499	(156)	547,343
Other comprehensive loss, net of tax	—	—	—	—	(3,108)	—	—	(3,108)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(144,105)	—	(144,105)
Estimated 2023 equity redemptions	(144,105)	—	—	—	—	—	—	(144,105)
Balances, May 31, 2023	$3,169,983	$27,705	$1,768,057	$2,264,038	$(260,271)	$3,108,946	$4,920	$10,083,378

Change in equities for the nine months ended May 31, 2024 and 2023, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior year patronage and redemption estimates	(363,978)	—	(169,159)	—	—	1,240,284	—	707,147
Distribution of 2023 patronage refunds	708,008	—	169,207	—	—	(1,243,167)	—	(365,952)
Redemptions of equities	(331,883)	(219)	(10,045)	—	—	—	—	(342,147)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	203	(3)	7	—	—	(870)	629	(34)
Net income	—	—	—	—	—	990,504	452	990,956
Other comprehensive loss, net of tax	—	—	—	—	(5,466)	—	—	(5,466)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(176,954)	—	(176,954)
Estimated 2024 equity redemptions	(176,954)	—	—	—	—	—	—	(176,954)
Balances, May 31, 2024	$3,786,781	$27,336	$1,922,716	$2,264,038	$(270,861)	$3,178,615	$5,692	$10,914,317

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year patronage and redemption estimates	(28,368)	—	(153,858)	—	—	1,162,661	—	980,435
Distribution of 2022 patronage refunds	516,246	—	154,484	—	—	(1,173,668)	—	(502,938)
Redemptions of equities	(471,589)	(184)	(8,662)	—	—	—	—	(480,435)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(390)	(44)	(79)	—	—	1,401	(614)	274
Net income (loss)	—	—	—	—	—	1,622,418	(111)	1,622,307
Other comprehensive loss, net of tax	—	—	—	—	(4,936)	—	—	(4,936)
Estimated 2023 cash patronage refunds	—	—	—	—	—	(433,047)	—	(433,047)
Estimated 2023 equity redemptions	(433,047)	—	—	—	—	—	—	(433,047)
Balances, May 31, 2023	$3,169,983	$27,705	$1,768,057	$2,264,038	$(260,271)	$3,108,946	$4,920	$10,083,378

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three and nine months ended May 31, 2024 and 2023. The timing of dividend declarations throughout the fiscal year changed during fiscal 2024 such that dividends historically declared during the fourth quarter were declared during the third quarter of fiscal 2024.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Nasdaq symbol	2024	2023	2024	2023
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$—	$2.00	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$—	$1.97	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$—	$1.78	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$—	$1.69	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$—	$1.88	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended May 31, 2024 and 2023, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 29, 2024, net of tax	$(173,857)	$4,174	$(97,586)	$(267,269)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	20	2,209	(3,104)	(875)
Amounts reclassified	45	(3,111)	—	(3,066)
Total other comprehensive income (loss), before tax	65	(902)	(3,104)	(3,941)
Tax effect	(16)	221	144	349
Other comprehensive income (loss), net of tax	49	(681)	(2,960)	(3,592)
Balance as of May 31, 2024, net of tax	$(173,808)	$3,493	$(100,546)	$(270,861)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 28, 2023, net of tax	$(164,089)	$3,779	$(96,853)	$(257,163)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	148	(1,051)	(800)	(1,703)
Amounts reclassified	23	(2,289)	—	(2,266)
Total other comprehensive income (loss), before tax	171	(3,340)	(800)	(3,969)
Tax effect	(41)	809	93	861
Other comprehensive income (loss), net of tax	130	(2,531)	(707)	(3,108)
Balance as of May 31, 2023, net of tax	$(163,959)	$1,248	$(97,560)	$(260,271)

Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 31, 2024 and 2023, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	20	15,130	(7,206)	7,944
Amounts reclassified	135	(13,195)	—	(13,060)
Total other comprehensive income (loss), before tax	155	1,935	(7,206)	(5,116)
Tax effect	(38)	(474)	162	(350)
Other comprehensive income (loss), net of tax	117	1,461	(7,044)	(5,466)
Balance as of May 31, 2024, net of tax	$(173,808)	$3,493	$(100,546)	$(270,861)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	351	(24,392)	(2,288)	(26,329)
Amounts reclassified	70	14,368	—	14,438
Total other comprehensive income (loss), before tax	421	(10,024)	(2,288)	(11,891)
Tax effect	4,260	2,429	266	6,955
Other comprehensive income (loss), net of tax	4,681	(7,595)	(2,022)	(4,936)
Balance as of May 31, 2023, net of tax	$(163,959)	$1,248	$(97,560)	$(260,271)

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

    Components of net periodic benefit costs for the three and nine months ended May 31, 2024 and 2023, are as follows:

	Three Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$9,348	$9,645	$492	$460	$163	$168
Interest cost	8,982	7,647	261	185	286	259
Expected return on assets	(11,965)	(10,782)	—	—	—	—
Prior service cost (credit) amortization	45	37	(29)	(29)	(111)	(111)
Actuarial loss (gain) amortization	449	468	95	61	(404)	(404)
Net periodic benefit cost (benefit)	$6,859	$7,015	$819	$677	$(66)	$(88)

	Nine Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$28,044	$28,934	$1,476	$1,380	$488	$503
Interest cost	26,946	22,941	783	556	858	776
Expected return on assets	(35,895)	(32,347)	—	—	—	—
Prior service cost (credit) amortization	134	112	(86)	(86)	(334)	(334)
Actuarial loss (gain) amortization	1,347	1,404	285	184	(1,212)	(1,211)
Net periodic benefit cost (benefit)	$20,576	$21,044	$2,458	$2,034	$(200)	$(266)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the nine months ended May 31, 2024, and we do not anticipate being required to make contributions to our pension plans in fiscal 2024, although we may voluntarily elect to do so.

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

Segment information for the three and nine months ended May 31, 2024 and 2023, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$2,189,301	$7,526,468	$—	$22,088	$(128,874)	$9,608,983
Intersegment revenues	(122,123)	(2,812)	—	(3,939)	128,874	—
Revenues, net of intersegment revenues	$2,067,178	$7,523,656	$—	$18,149	$—	$9,608,983
Operating earnings (loss)	92,718	80,889	(22,087)	(160)	—	151,360
Interest expense	(1,527)	16,248	15,321	94	(6,711)	23,425
Other income	(4,013)	(25,446)	(2,461)	(4,725)	6,711	(29,934)
Equity (income) loss from investments	408	(18,448)	(87,313)	(46,646)	—	(151,999)
Income before income taxes	$97,850	$108,535	$52,366	$51,117	$—	$309,868

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$2,433,108	$9,752,861	$—	$21,996	$(181,914)	$12,026,051
Intersegment revenues	(169,021)	(8,885)	—	(4,008)	181,914	—
Revenues, net of intersegment revenues	$2,264,087	$9,743,976	$—	$17,988	$—	$12,026,051
Operating earnings (loss)	198,015	219,333	(17,393)	1,147	—	401,102
Interest expense	2,662	20,677	14,619	8,410	(9,419)	36,949
Other income	(4,922)	(25,001)	—	(10,523)	9,419	(31,027)
Equity (income) loss from investments	1,280	(9,858)	(88,275)	(66,087)	—	(162,940)
Income before income taxes	$198,995	$233,515	$56,263	$69,347	$—	$558,120

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$6,982,501	$23,500,643	$—	$69,688	$(465,711)	$30,087,121
Intersegment revenues	(440,661)	(13,711)	—	(11,339)	465,711	—
Revenues, net of intersegment revenues	$6,541,840	$23,486,932	$—	$58,349	$—	$30,087,121
Operating earnings (loss)	396,997	257,461	(56,757)	14,215	—	611,916
Interest expense	(11,439)	47,109	41,744	17,741	(16,642)	78,513
Other income	(9,921)	(74,258)	(5,430)	(32,835)	16,642	(105,802)
Equity (income) loss from investments	2,093	(50,496)	(218,905)	(105,859)	—	(373,167)
Income before income taxes	$416,264	$335,106	$125,834	$135,168	$—	$1,012,372
Total assets as of May 31, 2024	$4,342,937	$7,674,976	$2,652,631	$3,787,371	$—	$18,457,915

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$8,084,834	$28,520,946	$—	$58,574	$(565,616)	$36,098,738
Intersegment revenues	(532,540)	(23,256)	—	(9,820)	565,616	—
Revenues, net of intersegment revenues	$7,552,294	$28,497,690	$—	$48,754	$—	$36,098,738
Operating earnings (loss)	857,018	383,946	(51,762)	(1,289)	—	1,187,913
Interest expense	7,203	57,678	44,224	19,740	(22,679)	106,166
Other income	(13,934)	(64,588)	—	(27,786)	22,679	(83,629)
Equity (income) loss from investments	3,338	(48,392)	(330,855)	(147,327)	—	(523,236)
Income before income taxes	$860,411	$439,248	$234,869	$154,084	$—	$1,688,612

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

	May 31, 2024
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$194,035	$—	$1,094	$192,941
Foreign exchange derivatives	13,858	—	10,124	3,734
Total	$207,893	$—	$11,218	$196,675
Derivative liabilities
Commodity derivatives	$180,016	$1,588	$2,662	$175,766
Foreign exchange derivatives	22,592	—	10,124	12,468
Total	$202,608	$1,588	$12,786	$188,234

	August 31, 2023
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$280,440	$—	$4,866	$275,574
Foreign exchange derivatives	32,402	—	12,330	20,072
Total	$312,842	$—	$17,196	$295,646
Derivative liabilities
Commodity derivatives	$349,131	$1,505	$4,866	$342,760
Foreign exchange derivatives	13,799	—	12,330	1,469
Total	$362,930	$1,505	$17,196	$344,229

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2024, and August 31, 2023, was $7.4 million and $1.1 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of May 31, 2024, and August 31, 2023, was $6.1 million and $12.6 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2024 and 2023:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2024	2023	2024	2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$35,591	$(59,177)	$74,478	$(194,832)
Foreign exchange derivatives	Cost of goods sold	(19,803)	(21,753)	(25,411)	(23,792)
Foreign exchange derivatives	Marketing, general and administrative expenses	(1,555)	556	(1,584)	804
Total		$14,233	$(80,374)	$47,483	$(217,820)

Commodity Contracts

    As of May 31, 2024, and August 31, 2023, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	May 31, 2024		August 31, 2023
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	428,843	631,359	506,654	630,803
Energy products (barrels)	9,216	8,940	11,839	8,085
Processed grain and oilseed (tons)	2,791	5,603	7,380	9,437
Crop nutrients (tons)	16	34	70	10
Ocean freight (metric tons)	—	—	40	—
Natural gas (metric million Btu)	2,050	500	460	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact o exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S.

agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $2.2 billion and $1.9 billion as of May 31, 2024, and August 31, 2023, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of May 31, 2024, and August 31, 2023, the aggregate notional amounts of cash flow hedges were 1.7 million and 4.1 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2024	August 31, 2023	Balance Sheet Location	May 31, 2024	August 31, 2023
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$4,399	$8,395	Other current liabilities	$400	$5,345

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2024 and 2023:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Commodity derivatives	$(674)	$(3,430)	$948	$(12,189)

    The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2024 and 2023:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2024	2023	2024	2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$3,403	$2,590	$14,070	$(13,468)

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

    Recurring fair value measurements as of May 31, 2024, and August 31, 2023, are as follows:

	May 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$1,067	$197,367	$—	$198,434
Foreign exchange derivatives	—	13,858	—	13,858
Segregated investments and marketable securities	150,648	—	—	150,648
Other assets	155,808	—	—	155,808
Total	$307,523	$211,225	$—	$518,748
Liabilities
Commodity derivatives	$3,311	$177,105	$—	$180,416
Foreign exchange derivatives	—	22,592	—	22,592
Total	$3,311	$199,697	$—	$203,008

	August 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$5,344	$283,491	$—	$288,835
Foreign exchange derivatives	—	32,402	—	32,402
Segregated investments and marketable securities	225,715	—	—	225,715
Other assets	89,592	—	—	89,592
Total	$320,651	$315,893	$—	$636,544
Liabilities
Commodity derivatives	$7,501	$346,975	$—	$354,476
Foreign exchange derivatives	—	13,799	—	13,799
Total	$7,501	$360,774	$—	$368,275

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $97.0 million were outstanding on May 31, 2024. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2024.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of May 31, 2024, and August 31, 2023, are as follows:

	May 31, 2024	August 31, 2023
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$204,846	$320,119
Margin and related deposits	209,471	342,872
Prepaid expenses	130,622	149,682
Supplier advance payments	306,759	136,304
Restricted cash	79,700	79,301
Other	96,420	14,095
Total other current assets	$1,027,818	$1,042,373
Other current liabilities
Customer margin deposits and credit balances	$93,272	$197,315
Customer advance payments	443,939	356,760
Derivative liabilities (Note 11)	196,951	355,696
Dividends and equity payable	418,929	730,000
Total other current liabilities	$1,153,091	$1,639,771

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
•Fiscal 2024 Third Quarter Highlights
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

Fiscal 2024 Third Quarter Highlights

•Financial performance remained solid across our segments, although down from historically strong results in fiscal 2023.
•In our Ag segment, earnings declined compared to the prior year due to weaker grain and oilseed demand.
•Our Energy segment margins declined from the prior year due to changing market conditions including the impact of less favorable refining margins.
•Equity method investments continued to perform well, with our CF Nitrogen investment being the largest contributor.

Fiscal 2024 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate that various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during the remainder of fiscal 2024. These factors include the ongoing war between Russia and Ukraine and any escalation of conflict in the Middle East; shifts in global trade flows for commodities; a higher interest rate environment; and inflationary pressures increasing costs of labor, freight and materials. In addition to these broad macroeconomic factors, other factors could impact the demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which have experienced volatility in recent years and could positively or negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We have experienced reduced profitability through the first nine months of fiscal year 2024 in both our Energy and Ag segments due to declining margins. In our Energy segment, margins have been adversely impacted by increased industry capacity utilization rates bringing additional refined fuel supply to the market, driving decreased refining margins. In our Ag segment, margins have eroded due to waning demand for U.S. grain and oilseed as global trade flows continue to shift away from the U.S. and to other markets around the world. We are unable to predict how long the current environment will last or the severity of the financial and operational impacts to us; however, we currently expect the moderation of margins for energy and agricultural commodities to persist during the remainder of fiscal 2024 and into fiscal 2025, which could negatively impact our profitability. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2023, for additional impacts these and other risks may have on our business operations and financial performance.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	111,740	80,994	108,204	90,878
All other crude oil	68,217	71,037	69,434	70,704
Other feedstocks and blendstocks	12,943	14,543	10,766	11,594
Total refinery throughput volumes	192,900	166,574	188,404	173,176
Refined fuel yields*
Gasolines	88,631	79,690	84,172	78,805
Distillates	86,002	69,460	85,441	75,640
*Lower refinery throughput volumes and refined fuel yields experienced during the three and nine months ended May 31, 2023, were primarily due to a planned shutdown to perform major maintenance at our Laurel, Montana, refinery during the third quarter of fiscal 2023.

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs decreasing by 67% and 68%, respectively, during the three months ended May 31, 2024, compared to the same period during the prior year, which positively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased during the three and nine months ended May 31, 2024, compared to the same period during the prior year, contributing to lower IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Market indicators
WTI crude oil (dollars per barrel)	$81.14	$74.81	$79.81	$79.05
WTI - WCS crude oil discount (dollars per barrel)	$15.96	$17.24	$18.67	$22.48
Group 3 2:1:1 crack spread (dollars per barrel)*	$21.37	$32.74	$23.04	$35.99
Group 3 5:3:2 crack spread (dollars per barrel)*	$20.82	$32.12	$21.29	$33.54
D6 ethanol RIN (dollars per RIN)	$0.4986	$1.5263	$0.7117	$1.6063
D4 biodiesel RIN (dollars per RIN)	$0.5020	$1.5593	$0.7154	$1.6903
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

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2024	2023	2024	2023
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.43	$6.30	$4.53	$6.57
Soybeans (dollars per bushel)	Chicago Board of Trade	$11.81	$14.17	$12.32	$14.49
Wheat (dollars per bushel)	Chicago Board of Trade	$6.08	$6.35	$5.88	$7.47
Urea (dollars per ton)	Green Markets NOLA	$329.21	$351.04	$341.53	$448.50
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$256.07	$268.92	$249.35	$396.93
Ethanol (dollars per gallon)	Chicago Platts	$1.67	$2.37	$1.81	$2.35

Volumes
Grain and oilseed (thousands of bushels)		540,067	544,908	1,744,161	1,629,545
North American grain and oilseed port throughput (thousands of bushels)		147,167	135,329	523,683	471,920
Wholesale crop nutrients (thousands of tons)		2,196	2,113	5,606	5,098
Ethanol (thousands of gallons)		140,791	236,035	574,207	717,438
*Market source information represents the average month-end price during the period.

Results of Operations

Three Months Ended May 31, 2024 and 2023

	Three Months Ended May 31,
	2024	% of Revenues*	2023	% of Revenues*
	(Dollars in thousands)
Revenues	$9,608,983	100.0%	$12,026,051	100.0%
Cost of goods sold	9,141,188	95.1	11,351,711	94.4
Gross profit	467,795	4.9	674,340	5.6
Marketing, general and administrative expenses	316,435	3.3	273,238	2.3
Operating earnings	151,360	1.6	401,102	3.3
Interest expense	23,425	0.2	36,949	0.3
Other income	(29,934)	(0.3)	(31,027)	(0.3)
Equity income from investments	(151,999)	(1.6)	(162,940)	(1.4)
Income before income taxes	309,868	3.2	558,120	4.6
Income tax expense	12,613	0.1	10,777	0.1
Net income	297,255	3.1	547,343	4.6
Net income (loss) attributable to noncontrolling interests	(19)	—	(156)	—
Net income attributable to CHS Inc.	$297,274	3.1%	$547,499	4.6%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended May 31, 2024. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$97,850	$198,995	$(101,145)	(50.8%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended May 31, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Lower crack spreads and decreased WCS crude oil discounts resulted from less favorable global market conditions compared to the same period during the prior year, which contributed to a $152.7 million decrease of IBIT.
•Increased repairs and maintenance expense due to planned and unplanned maintenance at our Laurel, Montana, and McPherson, Kansas, refineries contributed to $12.2 million of decreased IBIT.
•The IBIT decrease was partially offset by lower costs for RINs in our refined fuels business, which contributed to lower costs of $65.6 million.

Ag

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$108,535	$233,515	$(124,980)	(53.5%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended May 31, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins across most of our Ag segment product categories during the year, including:
◦$81.8 million decrease for oilseed processing due to weaker meal and oil demand resulting in lower crush margins compared to the prior year;
◦$37.9 million decrease for wholesale and retail agronomy that resulted primarily from market-driven price decreases; and
◦$30.8 million decrease for grain and oilseed due to a competitive global grain market that compressed margins.
•The IBIT decrease was partially offset by higher volumes of wholesale and retail agronomy products, which contributed to a $35.4 million increase of IBIT due to increased demand as prices declined due to global market conditions.

All Other Segments

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$52,366	$56,263	$(3,897)	(6.9%)
Corporate and Other IBIT	$51,117	$69,347	$(18,230)	(26.3%)
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased slightly from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN, which was mostly offset by decreased natural gas costs, all due to global supply and demand factors. Corporate and Other IBIT decreased primarily due to lower equity income from Ventura Foods, LLC ("Ventura Foods"), which experienced less favorable market conditions for oil-based food products during the third quarter of fiscal 2024 compared to the same period during the prior year.

Revenues by Segment

Energy

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,067,178	$2,264,087	$(196,909)	(8.7%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended May 31, 2024, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $102.0 million and $13.4 million decreases in revenues for refined fuels and propane, respectively.
•Lower refined fuels and propane volumes contributed to $44.8 million and $29.2 million decreases in revenues, respectively, primarily driven by lower demand as a result of unfavorable weather conditions across much of our trade territory.

Ag

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,523,656	$9,743,976	$(2,220,320)	(22.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended May 31, 2024, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions during the third quarter of fiscal 2024, including:
◦$1.3 billion decrease for grain and oilseed;
◦$553.8 million decrease for wholesale and retail agronomy products;
◦$138.6 million decrease for oilseed processing; and
◦$95.4 million decrease for renewable fuels.
•Decreased volumes resulted primarily from lower global demand for renewable fuels that contributed to a $222.9 million decrease in revenues. The decrease was partially offset by increased volumes of wholesale and retail agronomy products compared to the same period of the prior fiscal year.

All Other Segments

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$18,149	$17,988	$161	0.9%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

There were no significant changes on a dollar basis to Corporate and Other revenues during the three months ended May 31, 2024, compared to the same period during the prior year.

Cost of Goods Sold by Segment

Energy

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,885,415	$1,989,646	$(104,231)	(5.2%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended May 31, 2024, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Lower refined fuels and propane volumes contributed to decreased COGS of $38.8 million and $31.0 million, respectively, primarily driven by lower demand as a result of unfavorable weather conditions across much of our trade territory.
•Decreased costs resulting from global market conditions contributed to $17.2 million and $9.0 million decreases in COGS for propane and refined fuels, respectively.

Ag

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$7,257,861	$9,365,319	$(2,107,458)	(22.5%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended May 31, 2024, compared to the same period during the prior year:

The change in Ag segment COGS reflects the following:
•Lower costs across most of our Ag segment product categories during the third quarter of fiscal 2024, including:
◦$1.3 billion decrease for grain and oilseed primarily driven by lower pricing due to global market conditions;
◦$515.8 million decrease for wholesale and retail agronomy products driven by lower prices; and
◦$95.2 million decrease for renewable fuels resulting from lower input costs.
•Decreased volumes resulted primarily from lower global demand for renewable fuels that contributed to a $221.4 million decrease in COGS. The decrease was partially offset by increased volumes of wholesale and retail agronomy products compared to the same period of the prior fiscal year.

All Other Segments

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$430	$424	$6	1.4%
Corporate and Other COGS	$(2,518)	$(3,678)	$1,160	31.5%

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended May 31, 2024, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$316,435	$273,238	$43,197	15.8%

    Marketing, general and administrative expenses increased during the three months ended May 31, 2024, primarily due to higher compensation expenses during the current fiscal year, including elevated expenses for performance-based incentive compensation driven by the timing of the change of payout assumptions compared with the prior fiscal year, as well as higher consulting expenses primarily associated with our enterprise resource planning system implementation and other technologies to advance our operating model.

Interest Expense

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest expense	$23,425	$36,949	$(13,524)	(36.6%)

    Interest expense decreased during the three months ended May 31, 2024, as a result of decreased notes payable balances, which was partially offset by higher interest rates compared to the same period in the prior year.

Other Income

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Other income	$29,934	$31,027	$(1,093)	(3.5%)

    There were no significant changes to other income during the three months ended May 31, 2024.

Equity Income from Investments

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$151,999	$162,940	$(10,941)	(6.7%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended May 31, 2024, compared to the same period during the prior year, primarily due to lower income associated with our equity method investment in Ventura Foods due to less favorable market conditions for oil-based food products during the third quarter of fiscal 2024.

Income Tax Expense

	Three Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$12,613	$10,777	$1,836	17.0%

    Income tax expense increased during the three months ended May 31, 2024, which resulted primarily from a lower Domestic Production Activities Deduction ("DPAD") compared to the same period of the prior year. Effective tax rates for the three months ended May 31, 2024 and 2023, were 4.1% and 1.9%, respectively. Federal and state statutory rates of 24.5% and 24.7% were applied to nonpatronage business activity for the three months ended May 31, 2024 and 2023, respectively. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

Results of Operations

Nine Months Ended May 31, 2024 and 2023

	Nine Months Ended May 31,
	2024	% of Revenues*	2023	% of Revenues*
	(Dollars in thousands)
Revenues	$30,087,121	100.0%	$36,098,738	100.0%
Cost of goods sold	28,608,484	95.1	34,160,996	94.6
Gross profit	1,478,637	4.9	1,937,742	5.4
Marketing, general and administrative expenses	866,721	2.9	749,829	2.1
Operating earnings	611,916	2.0	1,187,913	3.3
Interest expense	78,513	0.3	106,166	0.3
Other income	(105,802)	(0.4)	(83,629)	(0.2)
Equity income from investments	(373,167)	(1.2)	(523,236)	(1.4)
Income before income taxes	1,012,372	3.4	1,688,612	4.7
Income tax expense	21,416	0.1	66,305	0.2
Net income	990,956	3.3	1,622,307	4.5
Net income attributable to noncontrolling interests	452	—	(111)	—
Net income attributable to CHS Inc.	$990,504	3.3%	$1,622,418	4.5%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the nine months ended May 31, 2024. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$416,264	$860,411	$(444,147)	(51.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the nine months ended May 31, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Lower crack spreads and decreased WCS crude oil discounts resulted from global market conditions, which contributed to a $573.9 million decrease of IBIT.
•Lower margins from premiums on seasonal refined fuels products contributed $22.3 million of decreased IBIT.
•The IBIT decrease was partially offset by lower costs for RINs in our refined fuels business, which contributed to a $180.0 million cost reduction.

Ag

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$335,106	$439,248	$(104,142)	(23.7%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the nine months ended May 31, 2024, compared to the same period during the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins of $105.2 million for oilseed processing due to weaker meal and oil demand resulting in lower crush margins compared to the prior year.
•Decreased margins of $47.5 million for grain and oilseed due to a competitive global grain market that compressed margins.
•Decreased Ag margins were partially offset by increased margins for wholesale and retail agronomy products driven by improved market conditions which contributed to a $64.2 million increase of IBIT.
•The IBIT decrease was partially offset by higher volumes of grain and oilseed and wholesale and retail agronomy products, which collectively contributed to a $32.5 million increase of IBIT resulting from increased demand as prices declined due to global market conditions.

All Other Segments

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$125,834	$234,869	$(109,035)	(46.4%)
Corporate and Other IBIT	$135,168	$154,084	$(18,916)	(12.3%)
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior year due to lower equity income attributed to decreased selling prices of urea and UAN, which was partially offset by decreased natural gas costs, all due to global supply and demand factors. Corporate and other IBIT decreased primarily due to lower equity income from Ventura Foods, which experienced less favorable market conditions for oil-based food products during the nine months ended May 31, 2024, compared to the same period during the prior year.

Revenues by Segment

Energy

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,541,840	$7,552,294	$(1,010,454)	(13.4%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the nine months ended May 31, 2024, compared to the same period during the prior year:
The change in Energy segment revenues reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $677.6 million and $128.5 million decreases in revenues for refined fuels and propane, respectively.
•Lower refined fuels and propane volumes contributed to $95.0 million and $83.8 million decreases in revenues, respectively, primarily driven by lower demand as a result of unfavorable weather conditions across much of our trade territory.

Ag

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$23,486,932	$28,497,690	$(5,010,758)	(17.6%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the nine months ended May 31, 2024, compared to the same period during the prior year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions during the first nine months of fiscal 2024, including:
◦$4.6 billion decrease for grain and oilseed;
◦$1.2 billion decrease for wholesale and retail agronomy products;
◦$315.4 million decrease for oilseed processing; and
◦$265.6 million decrease for renewable fuels.
•Increased volumes for grain and oilseed contributed to a $1.4 billion increase in revenues, primarily due to stronger global demand for grain and oilseed as prices declined.

All Other Segments

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$58,349	$48,754	$9,595	19.7%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Corporate and Other revenues increased during the nine months ended May 31, 2024, compared to the same period during the prior year, primarily due to increased interest income as a result of a larger average notes receivable balance and higher interest rates.

Cost of Goods Sold by Segment

Energy

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,904,110	$6,475,627	$(571,517)	(8.8%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the nine months ended May 31, 2024, compared to the same period during the prior year:
The change in Energy segment COGS reflects the following:
•Global market conditions, including reduced RIN costs, contributed to decreased costs for refined fuels and propane that drove $238.3 million and $148.5 million decreases in COGS, respectively.
•Lower propane and refined fuels volumes contributed to $82.6 million and $80.1 million decreases in COGS, respectively, primarily driven by lower demand as a result of unfavorable weather conditions across much of our trade territory.

Ag

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$22,710,005	$27,689,354	$(4,979,349)	(18.0%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the nine months ended May 31, 2024, compared to the same period during the prior year:
The change in Ag segment COGS reflects the following:
•Lower costs across most of our Ag segment product categories during the first nine months of fiscal 2024, including:
◦$4.5 billion decrease for grain and oilseed primarily driven by lower pricing due to global market conditions;
◦$1.3 billion decrease for wholesale and retail agronomy products driven by lower prices;
◦$298.3 million decrease for renewable fuels primarily resulting from lower input costs; and
◦$210.3 million decrease for oilseed processing due to global market conditions.
•Increased volumes for grain and oilseed contributed to a $1.3 billion increase in COGS, primarily due to stronger global demand for grain and oilseed as prices declined.

All Other Segments

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,261	$1,276	$(15)	(1.2%)
Corporate and Other COGS	$(6,892)	$(5,261)	$(1,631)	(31.0%)

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the nine months ended May 31, 2024, compared to the same period during the prior year.

Marketing, General and Administrative Expenses

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$866,721	$749,829	$116,892	15.6%

    Marketing, general and administrative expenses increased during the nine months ended May 31, 2024, primarily due to higher compensation and benefit expenses, as well as higher consulting expenses primarily associated with our enterprise resource planning system implementation and other technologies to advance our operating model.

Interest Expense

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest expense	$78,513	$106,166	$(27,653)	(26.0%)

    Interest expense decreased during the nine months ended May 31, 2024, as a result of decreased notes payable balances, which was partially offset by higher interest rates compared to the same period in the prior year.

Other Income

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Other income	$105,802	$83,629	$22,173	26.5%

    Other income increased during the nine months ended May 31, 2024, primarily as a result of increased interest income due to a larger average cash balance and higher interest rates.

Equity Income from Investments

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$373,167	$523,236	$(150,069)	(28.7%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the nine months ended May 31, 2024, compared to the same period during the prior year, primarily due to lower income associated with our equity method investments in CF Nitrogen as a result of lower prices of urea and UAN due to global supply and demand factors and in Ventura Foods due to less favorable market conditions for oil-based food products during the nine months ended May 31, 2024.

Income Tax Expense

	Nine Months Ended May 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$21,416	$66,305	$(44,889)	(67.7%)

    Decreased income tax expense during the nine months ended May 31, 2024, resulted primarily from the recognition of research and development tax credits as well as lower nonpatronage income during the period. Effective tax rates for the nine months ended May 31, 2024 and 2023, were 2.1% and 3.9%, respectively. Federal and state statutory rates of 24.5% and 24.7% were applied to nonpatronage business activity for the nine months ended May 31, 2024 and 2023, respectively. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

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

	May 31, 2024	August 31, 2023
	(Dollars in thousands)
Cash and cash equivalents	$310,128	$1,765,286
Notes payable	337,538	547,923
Long-term debt including current maturities	1,826,393	1,827,658
Total equities	10,914,317	10,452,389
Working capital	3,251,072	3,229,455
Current ratio*	1.6	1.5
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facility. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. On April 18, 2024, we entered into a Note Purchase Agreement to borrow $700.0 million of debt in the form of notes; the funding of these notes will take place on July 16, 2024. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2024:

•Capital expenditures. We expect total capital expenditures for fiscal 2024 to be approximately $825.0 million compared to capital expenditures of $564.5 million in fiscal 2023. Increased capital expenditures for fiscal 2024 are for investments in our infrastructure to meet the evolving needs of our owners and customers, enhance value for the cooperative system and propel sustainable growth. During the nine months ended May 31, 2024, we acquired $541.4 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2024 to be approximately $22.0 million compared to major maintenance of $217.4 million in fiscal 2023. Decreased major maintenance for fiscal 2024 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our Laurel refinery during fiscal 2023. During the nine months ended May 31, 2024, we paid $14.8 million in major maintenance.
•Debt and interest. We expect to repay approximately $9.6 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $88.3 million during fiscal 2024. During the nine months ended May 31, 2024, we repaid $6.5 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of May 31, 2024. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2024. Dividends paid on our preferred stock during the nine months ended May 31, 2024, were $126.5 million.
•Patronage. Our Board of Directors has authorized approximately $365.0 million of our fiscal 2023 patronage-sourced earnings to be paid to our member-owners during fiscal 2024. During the nine months ended May 31, 2024, we distributed $366.0 million of cash patronage related to the year ended August 31, 2023.
•Equity redemptions. Our Board of Directors has authorized equity redemptions of up to $365.0 million to be distributed in fiscal 2024 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the nine months ended May 31, 2024, we redeemed $342.1 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short- and long-term operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2024. Based on our current fiscal 2024 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of May 31, 2024, and August 31, 2023, was as follows:

	May 31, 2024	August 31, 2023	Change
	(Dollars in thousands)
Current assets	$8,460,264	$9,128,649	$(668,385)
Less current liabilities	5,209,192	5,899,194	(690,002)
Working capital	$3,251,072	$3,229,455	$21,617

As of May 31, 2024, working capital increased by $21.6 million compared to August 31, 2023. Current asset balance changes decreased working capital by $668.4 million, primarily driven by a decrease in our cash balance, which was partially offset by increases in receivables and supplier advance payments, all of which were driven by seasonality in our business. Current liability balance changes increased working capital by $690.0 million, primarily due to a decrease in dividends and equities payable as payments were made, as well as notes and accounts payable, which were driven by seasonality in our business.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2023. No material changes occurred during the nine months ended May 31, 2024.

Cash Flows

    The following table presents summarized cash flow data for the nine months ended May 31, 2024 and 2023:

	Nine Months Ended May 31,
	2024	2023	Change
	(Dollars in thousands)
Net cash provided by operating activities	$159,733	$1,969,725	$(1,809,992)
Net cash used in investing activities	(519,472)	(651,088)	131,616
Net cash used in financing activities	(1,095,558)	(1,147,164)	51,606
Effect of exchange rate changes on cash and cash equivalents	538	(16)	554
(Decrease) increase in cash and cash equivalents and restricted cash	$(1,454,759)	$171,457	$(1,626,216)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $1.8 billion decrease in cash provided by operating activities primarily reflects increased receivables and inventories, as well as decreased net income during the first nine months of fiscal 2024 compared to the same period during fiscal 2023.

    The $131.6 million decrease of cash used in investing activities primarily reflects lower expenditures for major maintenance during the first nine months of fiscal 2024, compared to the same period during fiscal 2023, as well as timing differences in borrowings and payments for CHS Capital notes receivable. Decreases were partially offset by higher acquisitions of property, plant and equipment during the first nine months of fiscal 2024, compared to the same period during fiscal 2023.

    The $51.6 million decrease of cash used in financing activities primarily reflects decreased cash outflows for patronage and equity redemptions paid during the first nine months of fiscal 2024, compared to the same period during fiscal 2023.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of May 31, 2024, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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
(b) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulated dividends at a rate of 7.10% per year until March 31, 2024, and subsequently fixed at a rate of 7.10% based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.
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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2023, have not materially changed during the nine months ended May 31, 2024.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended May 31, 2024, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended May 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

On July 8, 2024, we amended our repurchase facility ("Repurchase Facility"), under which we can obtain repurchase financing up to $200.0 million for certain eligible receivables and notes receivables. The amendment to the Repurchase Facility extends the scheduled facility expiration date to August 28, 2024.

Effective as of September 1, 2024, the CHS Inc. Executive Long-Term Incentive Plan was amended and restated (the "ELTI Plan") with changes to vesting, deferral and other administrative provisions. This description of the ELTI Plan as amended and restated does not purport to be complete and is qualified in its entirety by reference to the full text of the ELTI Plan, a copy of which is attached hereto as Exhibit 10.3, and which is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Note Purchase Agreement, dated April 18, 2024, among CHS Inc. and each of the Purchasers signatory thereto.
10.2	Amendment No. 1 to Master Framework Agreement, dated as of July 8, 2024 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers.
10.3	CHS Inc. Executive Long-Term Incentive Plan (2024 Restatement).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 10, 2024	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer