Form 10-K
period 2024-08-31
CHS INC
filed 2024-11-06
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

    CHS Inc. (referred to herein as "CHS," "company," "we," "us" or "our") is the nation's leading integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders who own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other nonmember customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, a proportionate share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2024, our total revenues were $39.3 billion and net income attributable to CHS was $1.1 billion.

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

    Our internet address is www.chsinc.com. Our periodic and current reports on Form 10-K, 10-Q, 8-K and other filings, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission ("SEC") are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC, free of charge. The information contained on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. In addition, the SEC maintains a website that contains reports and other information regarding issuers, where you may obtain a copy of all information we file publicly with the SEC. The SEC website address is www.sec.gov.

ENERGY
Overview

    We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); blending, sale and distribution of lubricants; and wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,250 sites, the majority of which are convenience stores marketing Cenex brand fuels and owned by our member cooperatives. For fiscal 2024, our Energy revenues, after elimination of intersegment revenues, were $8.8 billion and were primarily from gasoline, diesel fuel and propane.

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

    Our Laurel refinery processes approximately 65,000 barrels of crude oil per day to produce refined products that consist of approximately 38% gasoline, 43% diesel fuel and other distillates, 12% asphalt, 6% petroleum coke and 1% other products. Refined fuels produced at our Laurel refinery are available via railcars and via the Yellowstone Pipeline to western Montana terminals and to Spokane, Washington; south via common carrier pipelines to Wyoming terminals and Denver, Colorado; and east via our wholly-owned Cenex Pipeline, LLC, to Glendive, Montana, and to Minot, Prosper and Fargo, North Dakota.

    McPherson refinery. Our McPherson, Kansas, refinery processes approximately 58% low- and medium-sulfur crude oil and approximately 42% heavy-sulfur crude oil into gasoline, diesel fuel and other distillates, petroleum coke and other products. The refinery sources its crude oil through its own pipelines, as well as through joint venture and common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-sulfur crude oil is sourced from Canada and Wyoming.

    Our McPherson refinery processes approximately 114,000 barrels of crude oil per day to produce refined products that consist of approximately 49% gasoline, 45% diesel fuel and other distillates, 5% petroleum coke and 1% other products. These products are loaded into trucks at the McPherson refinery or shipped via common carrier pipelines to other markets.

Other energy operations. We operate nine propane terminals, four asphalt terminals, eight refined product terminals and two lubricants blending and packaging facilities. We also own and lease a fleet of liquid and pressure trailers and tractors, which transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

    Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products, and also provides transportation services. In addition to selling products refined at our Laurel and McPherson refineries, we purchase refined petroleum products from third parties as the need arises. For fiscal 2024, we produced approximately 81% of the refined petroleum products we sold at our Laurel and McPherson refineries and obtained approximately 19% from third parties. The percentage of refined petroleum products that we obtain from third parties is dependent on refinery production volumes and will vary from year to year, primarily based on our planned major maintenance schedule.

Sales and Marketing: Customers

    We market approximately 76% of our refined fuel products to members, with the balance sold to nonmembers. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex brand. We sold approximately 1.5 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2024. We also blend, package and wholesale auto and farm equipment lubricants to members and nonmembers. We are one of the nation's largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural use. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

Industry: Competition

    The petroleum business is highly cyclical. Demand for crude oil and energy products is driven by the condition of local and worldwide economies, local and regional weather patterns and taxation relative to other energy sources, which can significantly affect the price of refined fuel products. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products in the spring, summer and early fall when gasoline and diesel fuel use by our agricultural customers is highest and is subject to domestic supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and crop-drying seasons. More fuel-efficient equipment, reduced crop tillage, depressed prices for crops, weather conditions and government programs that encourage idle acres may all reduce demand for our energy products.

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

    Competition. The petroleum refining and wholesale fuels business is highly competitive. Among our competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. We also compete with smaller domestic refiners and marketers in the midwestern and northwestern United States, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Given the commodity nature of the end products, profitability in the industry depends largely on margins, operating efficiency, product mix and costs of product distribution and transportation. Our retail gasoline competitors are much larger than CHS and have greater brand recognition and distribution outlets throughout the country and world than we do. We also are experiencing increased competition from regional and unbranded retailers.

    We market refined fuel products in five principal geographic regions. The first region includes the Midwest and Northern Plains. Competition at the wholesale level in this area includes major oil companies, as well as independent refiners and wholesale brokers and/or suppliers. This region has a robust spot market and is influenced by the large refinery center along the Gulf Coast.

    A second unique marketing region centers near Chicago, Illinois, and includes Illinois, Indiana and eastern Wisconsin. In this region, we principally compete with the major oil companies, as well as independent refiners and wholesale brokers and/or suppliers.

    Another market region includes Arkansas, Missouri and northern Texas. Competition in this region includes the major oil companies and independent refiners. This region is principally supplied by the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance.

    Another geographic region includes Colorado, Idaho, Montana, western North Dakota, western South Dakota, Utah and Wyoming. Competition at the wholesale level in this region includes the major oil companies and independent refiners.

    The fifth region includes much of Oregon and Washington. We compete with the major oil companies in this region, which is known for volatile prices and an active spot market.

AG
Overview

    Our Ag segment includes global grain and processing, ag retail (formerly referred to as country operations) and wholesale agronomy businesses. These businesses work together to facilitate production, purchase, sale and eventual use of grain and other agricultural products within the United States and internationally. In fiscal 2024, revenues in our Ag segment were $30.4 billion after elimination of intersegment revenues.

Operations

Global grain and processing. We are the nation's largest cooperative marketer of grain and oilseed based on grain sales. Our global grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our ag retail business. Purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitating its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Middle East, the Pacific Rim and South America for marketing, merchandising and/or sourcing grains and crop nutrients. We primarily conduct our global grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC ("TEMCO"), a 50%-owned joint venture with Cargill, Incorporated ("Cargill"), that focuses on exports, primarily to Asia.

Our processing business includes our oilseed processing and renewable fuels production businesses. Oilseed processing is conducted at facilities that crush approximately 144 million bushels of soybeans and canola on an annual basis, producing approximately 3 million short tons of meal and flour and 1.9 billion pounds of edible and inedible oil annually. We purchase oilseeds to be processed from members, other CHS businesses and third parties that have tightly integrated connections with our global grain marketing operations and ag retail business. Our renewable fuels business produces 261 million gallons of fuel-grade ethanol, 70 million pounds of inedible corn oil and 658,000 tons of dried distillers grains with solubles ("DDGS") annually. Renewable fuels produced by our production plants are marketed by our global grain marketing business, along with more than 450 million gallons of ethanol and 5 million tons of DDGS annually under marketing agreements with ethanol production plants.

Ag retail. Our ag retail business operates 420 agri-operations locations through 27 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through nine owned plants and three limited liability companies.

Wholesale agronomy. Our wholesale agronomy business includes our wholesale crop nutrients and wholesale crop protection businesses. Our wholesale crop nutrients business delivers products directly to our customers and our ag retail business from the manufacturer or through our 11 warehouse terminals and other nonowned storage facilities located throughout the United States. To supplement what is purchased domestically, our Galveston, Texas, deepwater port and terminal receives fertilizer from vessels originating in Europe and Asia where significant volumes of urea are produced. The fertilizer is then shipped by rail to destinations within crop-producing regions of the United States. Our wholesale crop protection business operates out of our network of 28 warehouses from which we deliver products directly to our member cooperatives and independent retailers. We also operate a bulk chemical rail terminal in Brooten, Minnesota, where we handle and store crop protection products for some of the crop protection industry's largest chemical manufacturers. This facility has more than 6 million gallons of chemical storage capacity.

Products and Services

    Our Ag segment provides member cooperatives and farmers with the inputs and services they need to produce grain and raise livestock. These include seed, crop nutrients, crop protection products, animal feed, animal health products, refined fuels and propane. We also buy and merchandise grain in both domestic and international markets. With a portion of the grain we purchase, we produce renewable fuels, including ethanol, and DDGS. We also produce refined soy and canola oils, soybean meal, canola meal and soyflour at our processing facilities.

Sales and Marketing: Customers

    Our Ag segment provides products and services to a wide range of customers, primarily in the United States. These customers include member and nonmember producers, member cooperatives, elevators, grain dealers, grain processors and crop nutrient and crop protection retailers. We sell our edible soy and canola oils and soyflour to food companies and our inedible oils may be sold to energy companies. The soybean meal and canola meal we produce is sold to integrated livestock producers and feed mills. The ethanol and DDGS we produce are sold throughout the United States and to international customers.

Industry: Competition

Most of the business activities in our Ag segment are highly seasonal and, consequently, the operating results for our Ag segment vary throughout the year. For example, our ag retail business generally experiences higher volumes and revenues during the spring planting and fall harvest seasons and our agronomy business generally experiences higher volumes and revenues during the spring planting season. In addition, our Ag segment operations may be adversely affected by relative levels of supply and demand, both domestic and international, commodity price levels and transportation costs and conditions. Supply is affected by weather conditions, plant disease, insect damage, acreage planted, wars and civil unrest, and government regulations and policies. Demand may be affected by foreign governments and their programs, relationships of foreign countries with the United States, affluence of foreign countries, wars and civil unrest, currency exchange fluctuations and substitution of commodities. Demand may also be affected by changes in eating habits, population growth, per capita consumption of some products, federal and state policies, and renewable fuels production levels and state and federal incentives.

Regulation. Our Ag operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, DOT and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party that sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Our global grain and processing and ag retail businesses are also subject to laws and related regulations and rules administered by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other federal, state, local and foreign governmental agencies that govern processing, packaging, storage, distribution, advertising, labeling, and quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible product recalls. The hedging transactions and activities of our global grain and processing and ag retail businesses are subject to the rules and regulations of the exchanges we use and to the governing bodies, such as the CME, the Chicago Board of Trade ("CBOT"), the Minneapolis Grain Exchange ("MGEX") and the CFTC.

Competition. In our Ag segment, we have significant competition in the businesses in which we operate based principally on price, services, quality, patronage and alternative products. Our businesses depend on relationships with member cooperatives and private retailers; proximity to customers and producers; competitive pricing; and safety of food, feed and grain products. We compete with other large distributors of agricultural products, as well as with regional or local distributors, cooperatives, retailers and manufacturers.

NITROGEN PRODUCTION
Overview

    Our Nitrogen Production segment consists of our approximate 8.4% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"), and allocated expenses. In connection with our investment in CF Nitrogen, we entered into a supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually for ratable delivery through fiscal 2096. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method. On August 31, 2024, our investment was approximately $2.5 billion. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

We believe our investment in CF Nitrogen positions CHS and our members for long-term, dependable fertilizer supply, supply chain efficiency and production economics. In addition, the ability to source products from CF Nitrogen production facilities under our supply agreement benefits our members and customers through strategically positioned access to essential fertilizer products.

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

Sales and Marketing: Customers

    CF Nitrogen has three customers, which are CHS and two consolidated subsidiaries of CF Industries.

Industry: Competition

Regulation. CF Nitrogen is subject to laws and related regulations and rules designed to protect the environment administered by the EPA and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; handling and disposal of wastes and other materials; and investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party that sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault.

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

Foods. Ventura Foods is a joint venture between CHS and Mitsui & Co., with each company owning 50% interest. Ventura Foods produces and distributes edible oil-based products. We account for our investment in Ventura Foods using the equity method of accounting, and the investment balance was equal to $511.2 million on August 31, 2024. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Wheat milling. Ardent Mills, the largest flour miller in the United States, is a joint venture of CHS, Cargill and Conagra Brands, Inc. ("Conagra"). In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence by appointing a member of the board of shareholders and board of managers of Ardent Mills. On August 31, 2024, our investment in Ardent Mills was $234.0 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

HUMAN CAPITAL RESOURCES

Our human capital resources objectives include identifying, attracting, retaining, developing, incentivizing and onboarding our current and new employees. We monitor our progress toward these objectives by measuring human capital metrics such as engagement, total and regrettable turnover, hiring statistics and overall cost of human resources delivery. In addition to these objectives, we also promote a culture focused on our value of inclusion, provide learning and development opportunities, help maintain the health and safety of our employees, encourage community involvement and offer competitive pay and benefits. Additional information regarding our employee population and human capital strategies is described below.

Employee population. On August 31, 2024, we had 10,730 full-time, part-time, temporary and seasonal employees, primarily in the United States. Of that total, 2,426 were employed in our Energy segment, 5,859 were employed in our Ag segment and 2,445 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for or support our joint ventures, including CF Nitrogen in our Nitrogen Production segment and Ventura Foods and Ardent Mills in our Corporate and Other category, and are not included in these totals. As of August 31, 2024, we had 11 collective bargaining agreements with unions covering approximately 8% of our employees in the United States and expiring on various dates through May 31, 2027. We believe our relations with our employees are strong. We value our employees and believe that employee passion for our work and employee engagement are key elements of our operating performance.

Inclusion and diversity. The CHS value of inclusion compels us to create a work environment where excellence and growth stem from diverse thinking. Our goal is to foster a workplace where diverse thinking, voices and backgrounds yield better employee experiences, business performance and business outcomes. In addition to working on modeling inclusive behaviors that positively impact our workplace and communities, we follow our enterprisewide strategic plan to improve inclusion and diversity at CHS. We sponsor and support employee resource groups made up of individuals who join together to promote inclusion and diversity, while providing our employees opportunities to strengthen relationships, learn through educational and networking opportunities that focus on development, help local communities and engage with others across CHS. These employee resource groups include Harvest Pride, which promotes a safe, connected and empowered LGBTQA+ community across CHS; Mozaiko, which promotes ethnic diversity and inclusion at CHS while supporting an inclusive environment for all employees; VERG, which provides support, camaraderie and resources for employees formerly or currently serving in the military and their families; Women in Leadership, which supports women in the workplace to grow personally and professionally; and CultivateHER, a cohort within Women in Leadership, which supports women across our Ag segment.

Learning and development. We are committed to investing in our employees to help them build knowledge, develop skills and achieve their career goals. In addition to regular performance evaluations and annual development plans that provide employees with feedback and growth opportunities, employees at CHS have access to learning tools, programs and other opportunities for growth. These include access to on-demand learning modules; internal and external training programs that cover topics such as continuous improvement, public speaking, professional sales skills and change management; participation in a mentoring program and development coaching; tuition and professional certification reimbursement; as well as other opportunities focused on developing current and future leaders of CHS.

Health and safety. Safety is one of our core values. At CHS, safety is about more than just following the rules; it is about doing things the right way and remembering that no job is so critical that it warrants safety risks. In addition to safety programs designed specifically for individual facilities with operational hazards related to grain, feed, seed, agronomy, petroleum, warehouses and retail operations, we also provide certain employee groups with additional training opportunities such as a defensive driving program. Beyond developing defined safety programs and training opportunities, we monitor our incident rates in comparison to previous years and industry averages, as published by the Bureau of Labor Statistics. During fiscal 2024, our Occupational Safety and Health Administration ("OSHA") incident rate was 2.7 incidents per 100 full-time workers, as compared to an average of 2.9 incidents per 100 full-time workers during the three previous years, a reduction of 8%. Additionally, our lost-time injury rate was 0.9 incidents per 100 full-time workers, which matches our three-year average, and our DOT crash rate remained in the top 10% (most favorable) of all carriers in our industry segment for the third consecutive year.

Community involvement. As a cooperative, we are committed to making a measurable impact in our communities through our giving investments. In addition to our charitable foundation and annual giving campaign, which provide financial support to our communities, eligible employees also receive paid time off to make a difference in our communities through volunteer activities. During fiscal 2024, we gave approximately $7.3 million in charitable donations through our charitable foundation and corporate giving activities.

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

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, industry labor availability, outbreaks of disease, inflation, government regulation and policies, global trade disputes, international conflicts and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. For example, fluctuations in commodity prices may result in significant noncash losses being incurred on our commodity-based derivatives, which may in turn materially and adversely affect our operating results. In addition, changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and/or selling prices of those products can affect revenues and operating earnings.

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
•levels of energy conservation efforts;
•level of demand from consumers, agricultural producers and other customers;
•price and availability of alternative fuels;
•availability of pipeline capacity; and
•domestic and foreign governmental regulations and taxes.

    Many of these factors have resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices. We expect that volatility to continue in fiscal 2025. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time. Our renewable fuels business produces ethanol, which is closely related to, or may be substituted for, petroleum products, and may be blended into gasoline to increase octane content. Therefore, the selling price of ethanol can be impacted by the selling prices of gasoline, diesel fuel and other octane enhancers. A significant decrease in the price of gasoline, diesel fuel or other octane enhancers could result in a significant decrease in the selling price of ethanol, which could adversely affect our revenues and operating earnings. In addition, we expect the volume of renewable fuels produced by our competitors to increase going forward. As the market for renewable fuels becomes more competitive, or if there are changes in the regulations, policies or standards affecting the demand for renewable fuels, our renewable fuels business may experience increased volatility in product margins, which could adversely affect our operating earnings.

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

In February 2022, Russia invaded Ukraine and in October 2023, conflict escalated in the Middle East between Israel and Hamas, along with the Red Sea. The war between Russia and Ukraine and escalation of conflict in the Middle East have resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities and crude oil. In response to the Russia-Ukraine war, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, announced economic sanctions targeting Russia and certain Russian citizens and enterprises, including several large banks. Continuation of the war may trigger a series of additional economic and other sanctions enacted by the United States, other NATO member states and other countries. In response, Russia has announced export bans on various products, including agricultural commodities. Although we do not maintain operations in Russia, it is a significant source of fertilizer for global markets. Such sanctions have caused inflationary pressures and impacted our ability to purchase fertilizer in the global market. If our ability to purchase fertilizer in the global market continues to be impacted by those sanctions or by other factors, it could have a material adverse effect on our business and operations. In addition, such sanctions put us at increased risk of inadvertently trading with a sanctioned partner.

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

The risk of cybersecurity incidents has also increased in connection with the ongoing war between Russia and Ukraine, including cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. Proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

The war between Russia and Ukraine and escalation of conflict in the Middle East could also draw military or other intervention from additional countries, which could lead to much larger wars, conflicts and/or additional sanctions imposed by the United States government and other governments that restrict business with specific persons, organizations or countries with respect to certain products or services. If such escalation should occur or such sanctions are imposed, supply chains, trade routes and markets currently served by us could be adversely affected, which in turn could materially adversely affect our business operations and financial performance. Furthermore, the actions undertaken by western nations in response to Russia's actions have had, and may continue to have, adverse impacts on global financial markets.

We may also experience negative reactions from our members, shareholders, lenders, employees, customers or other stakeholders as a result of our action or inaction related to the war between Russia and Ukraine or the escalation of conflict in the Middle East.

Even if the war and global conflicts moderate or resolutions are reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from these conflicts for the foreseeable future. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against participants in the war and global conflicts and its citizens and enterprises may continue for a period of time after any resolution has been reached.

Our business and operations and demand for our products are highly dependent on certain global and regional factors that are outside our control and could adversely impact our business.

    Demand for our products is affected by global and regional demographics and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth or recessionary conditions in major geographic regions may lead to reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Weak global economic conditions and adverse conditions in financial and capital markets may adversely impact the financial condition and liquidity of some of our customers, suppliers, the financial institutions that serve as our lenders and other counterparties, which could have a material adverse effect on our customers' abilities to pay for our products and on our business, financial condition, liquidity, results of operations and prospects.

    Additionally, planted acreage and consequently the volume of crop nutrient and crop protection products applied, is partially dependent on government programs, grain prices and the perception held by producers of demand for production, all of which are outside our control. Moreover, our business and operations may be affected by fluctuations in freight and logistics costs, disruptions in supply channels between parties and locations that include our suppliers, production and storage facilities, tolling and packaging partners, distributors and customers, and weather conditions, including those due to climate change, that are outside our control. The following are examples of factors that could impact our businesses.

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
•Significant changes in water levels (up or down, as a result of flooding, drought or otherwise), including recent low water levels in the U.S. river system and in the Panama Canal (which have delayed shipping in these locations resulting in an increase in shipping costs), may cause changes in agricultural activity, which could require changes to our operating and distribution activities, as well as significant capital improvements to our facilities.
•Climate change may cause changes in weather patterns and conditions, including changes in rainfall and storm patterns and intensities, water shortages, changes in sea levels and changes in temperature levels, all of which could adversely impact our costs and business operations; the location, cost and competitiveness of commodity agricultural production; related storage and processing facilities; dock availability; and demand for agricultural commodities, and may result in incidents of stranded physical assets. The frequency and severity of the effects of climate change and changes in weather patterns have been increasing. These effects could significantly reduce demand for the products we sell to or buy from agricultural producers and local cooperatives, and therefore could adversely impact our results of operations, liquidity or capital resources.
•We may experience increased insurance premiums and deductibles or decreases in available coverage for our assets in areas subject to adverse weather conditions.

    Additionally, there will likely be increased strains on and risks to the integrity, reliability and resilience of electrical grids and increased volatility and tightness in natural gas and electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies and may cause sporadic outages disrupting our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence, computer processing, cryptocurrency mining and cloud storage and the data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges. Emerging sustainability, new regulations and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. These priorities could also impact demand for our grain and energy products, and may require us to incur additional costs for increased due diligence and reporting. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Inflation may result in increased costs, which could have a material and adverse effect on our results of operations.

We have experienced and anticipate continued effects of inflation on costs such as labor, freight, natural gas and materials. In response to global inflationary pressures, the U.S. Federal Reserve and foreign equivalents have maintained higher interest rates, which has resulted in continued uncertainty and volatility in global financial markets and increased borrowing costs under certain of our credit facilities, including our five-year revolving credit facility and our 10-year term loan facility. Inflation and its impacts, many of which are beyond our control, could escalate in the future. To mitigate commodity cost increases, we have implemented various strategies that include, among other things, entering into contracted pricing with certain vendors, procuring commodities in periods of favorable market conditions and entering into various derivative instruments. These actions may, in part, mitigate these increased costs, but even by increasing our product prices and passing some or all of our increased costs to customers or implementing cost saving efforts, we may not be able to fully offset these increased costs. Additionally, increased prices may not be sustainable over time and may result in reduced sales volumes. Accordingly, inflationary pressures could have a material and adverse effect on our results of operations. There can be no guarantee that our efforts to mitigate commodity cost increases due to inflationary pressures will be effective or, if they are effective, that they will have a material impact on maintaining or reducing costs.

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

We do not have an exclusive relationship with our members, and our members are not obligated to supply us with their products or purchase products from us. Our members often have a variety of distribution outlets and product sources available to them. If our members were to sell their products to other purchasers or purchase products from other sellers, our revenues and margins would decline and our results of operations and cash flows could be materially and adversely affected.

If our customers choose alternatives to our refined petroleum products, our revenues, results of operations and cash flows could be materially and adversely affected.

Numerous energy sources could serve as alternatives to our gasoline, diesel fuel and other refined petroleum products. If any of these alternative products become more economically viable or preferable to our customers for environmental or other reasons, demand for our energy products would decline. In addition, many governments have imposed, and in the future may impose, policies and regulations aimed at decreasing reliance on petroleum-based products, which could reduce demand for our energy products. In addition, a number of companies have announced their intention to phase out production of gasoline- and diesel-powered light-duty vehicles by the mid-2030s. While these phaseouts primarily impact light-duty vehicles outside our primary markets, they are expected to accelerate the decline in demand for gasoline, diesel fuel and other refined petroleum products. Declining demand for our energy products, particularly diesel fuel sold for farming and other heavy-duty equipment applications, could materially and adversely affect our revenues, results of operations and cash flows.

Consolidation among producers of products we purchase and customers for products we sell could materially and adversely affect our revenues, results of operations and cash flows.

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

In seed, crop nutrient and crop protection markets, consolidation at both the producer and wholesale customer levels has increased potential for direct sales from input manufacturers to cooperative customers and/or individual agricultural producers, which would remove us from the supply chain and could have a material and adverse effect on our revenues, results of operations and cash flows.

We are exposed to risk of nonperformance and nonpayment by counterparties.

We are exposed to risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes the inability or refusal of a counterparty to pay us; the inability or refusal to perform because of a counterparty's financial condition and liquidity, operational failures, labor issues, cybersecurity events, outbreaks of disease or for any other reason; and risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than current market prices. In the event we experience significant nonperformance or nonpayment by counterparties, our financial condition, results of operations and cash flows could be materially and adversely affected. For example, we store inventory in third-party warehouses, and the operators of these warehouses may not adequately store or secure our inventory, or they may improperly sell that inventory to someone else, which could expose us to loss of the value of that inventory. In the event we experience any such nonperformance by a third-party warehouse operator, our financial condition, results of operations and cash flows could be materially and adversely affected. As another example, if any of our counterparties experience a cybersecurity breach or system failure or does not respond or perform effectively in connection with such cybersecurity breach or system failure, their businesses could be negatively impacted, and it may result in disruption to our supply chain or distribution channels, which could have a material adverse effect on our business.

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

Our business is affected by fluctuations in commodity prices, transportation costs, energy prices, foreign currency exchange rates and interest rates. We monitor position limits, accounts receivables and other exposures and engage in other strategies and controls to manage these risks. Our monitoring efforts may not be effective at detecting a significant risk exposure and our controls and strategies may not be effective in adequately managing against occurrence of a significant loss relating to a risk exposure. If our controls and strategies are not successful in mitigating or preventing our financial exposure to losses due to the fluctuations or failures mentioned above, it could significantly and adversely affect our operating results.

Actual or perceived quality, safety or health risks associated with our products could subject us to significant liability and damage our business and reputation.

If any of our food or animal feed products were to become adulterated or misbranded, we may need to recall those items and could experience product liability claims if either consumers or customers' livestock or pets were injured or were claimed to be injured as a result. A widespread product recall or a significant product liability judgment could cause our products to be unavailable for a period of time or could cause a loss of consumer or customer confidence in our products. Even if a product liability claim were unsuccessful or were not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our business and reputation with existing and potential consumers and customers and our corporate and brand image. The growing use of social and digital media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media could seriously damage our brands and reputation. Moreover, product liability claims or liabilities might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. In addition, general public perceptions regarding the quality, safety or health risks associated with particular food or animal feed products, such as concerns regarding genetically modified crops, could reduce demand and prices for some of the products associated with our businesses. To the extent that consumer preferences evolve away from products produced by CHS or our members for health or other reasons, such as the growing demand for organic food products and products that are sustainably grown and made, including low-carbon grain and oilseed, and we are unable to develop or procure products that satisfy new consumer preferences, there will be decreased demand for our products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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
•Our transportation operations, equipment and services could experience disruptions such as adverse operating conditions on the inland waterway system or on the seas with respect to oceangoing vessels.
•Someone may accidentally or intentionally introduce malware to our information technology systems or breach our computer systems or other cybersecurity resources.
•Occurrence of a pandemic or epidemic disease, such as the COVID-19 pandemic, could affect a substantial part of our workforce or our customers and interrupt our business operations.

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

Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments.

    Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments could have an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel; labor shortages and increased turnover; temporary closures of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows. Precautionary measures we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The impact of such developments may also exacerbate the other risks discussed in this Item 1A, any of which could have a material effect on us.

We are subject to workforce factors that could adversely affect our business and financial condition.

    Like most companies in the agricultural industry, we are continuously challenged to hire, develop and retain a sufficient number of employees to operate our businesses throughout our operating geographies. We may have difficulty recruiting and retaining employees with adequate qualifications and experience. The challenge of hiring new employees is exacerbated by the rural nature of our business, which provides a smaller pool of skilled employable candidates. A number of other factors may adversely affect the labor force available to us, including changes in the labor market as a result of the COVID-19 pandemic and other socioeconomic and demographic changes, high employment levels, federal unemployment subsidies and other government regulations, unemployment programs and volatility in macroeconomic factors impacting the labor market. Moreover, there continues to be a tight labor market despite the COVID-19 pandemic having largely subsided. Increases in remote work opportunities have also amplified the competition for employees and contractors. To hire new employees, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor. Furthermore, when we hire new employees, lengthy training and orientation periods might be required before they are able to achieve necessary productivity levels, and we may be unable to successfully transfer our other employees' institutional knowledge and skills to them or fail to execute on internal succession plans. In addition, a competitive labor market may lead to increased turnover rates within our employee base. Increased employee turnover results in significant time and expense relating to identifying recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may further deplete our institutional knowledge base and erode our competitiveness. These or other workforce factors could negatively impact our business, financial condition or results of operations.

Technological improvements and sustainability initiatives could decrease demand for our agronomy and energy products.

Technological advances in agriculture, as well as sustainability initiatives and practices, could decrease the demand for crop nutrients, energy and other crop input products and services we provide. Genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could affect the demand for our seed, crop nutrients and crop protection products. Demand for fuel we sell could decline as technology allows for more efficient usage of equipment or should alternative energy sources become more viable due to technological advances. Declining demand for our products could materially and adversely affect our revenues, results of operations and cash flows.

We utilize information technology systems to support our business. The ongoing multiyear implementation of an enterprisewide resource planning system, reliance on multiple legacy business systems as well as third-party data management providers and other vendors, security breaches or other disruptions to our information technology systems or assets could interfere with our operations, compromise the security of our customers' or suppliers' information and expose us to liability that could adversely impact our business and reputation.

Our operations rely on certain key information technology ("IT") systems, many of which are legacy in nature or may depend on third-party services to provide critical connections of data, information and services for internal and external users.

Over the past several years, we have been implementing a new enterprise resource planning system ("ERP"), and we expect this ERP implementation to continue for the next several years. This ERP implementation has required and will continue to require significant capital and human resources to deploy. Changes we have experienced in the implementation timeline and scope likely have impacted the capital and operating expense amounts required to complete the implementation, and there can be no assurance that the actual costs for completing the ERP implementation will not exceed our current estimates or that the ERP will not take longer to implement than we currently expect. In addition, potential flaws in implementing the ERP or in the failure of any portion/module of the ERP to meet our needs or provide appropriate controls may pose risks to our ability to operate successfully and efficiently and with an effective system of internal controls.

There may be other challenges and risks to both our aging and current IT systems over time due to any number of causes, such as catastrophic events, availability of resources, power outages, security breaches or social engineering and cyberattacks. Additionally, development of new technologies such as generative artificial intelligence ("AI") is progressing at an unprecedented pace, which brings risks that could subject us to loss through various technical, legal and opportunistic-related risks. These challenges and risks could result in legal claims or proceedings, liability or penalties, disruption in operations, loss of valuable data, increased costs and damage to our reputation, all of which could adversely affect our business. Our ongoing IT investments include those relating to cybersecurity, including technology, hired expertise and cybersecurity risk mitigation actions. In addition, IT investments in new technology that could result in greater operational efficiency may further expose our IT systems to the risk of cyberattacks, especially as use of AI increases sophistication and effectiveness of social engineering and cyberattacks.

The third-party data management providers and other vendors we rely on and cloud-based services we utilize may have or may develop security problems or security vulnerabilities which may also affect our systems or data. We cannot guarantee a data security or privacy breach of their systems or other form of cyber-based attack will not occur in the future. The increase in hybrid working situations, where employees, including third-party employees, access technology infrastructure remotely, increases information technology and data security risks. Like many companies, we continue to experience an increase in the number of sophisticated attempts by external parties to access and/or disrupt our networks without authorization, such as denial of service attacks, attempted malware infections, scanning activity and phishing e-mails. There is no assurance the measures we have taken to protect our information systems will prevent or limit the impact of a future cybersecurity incident. We may incur significant costs protecting against or remediating cyber-based attacks or other cybersecurity incidents and may suffer representational harm. While we maintain a cybersecurity insurance policy that provides coverage for security incidents, we cannot be certain our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim.

In addition, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach or as a result of adoption of emerging technologies, such as AI, could subject us to legal claims, regulatory penalties and damage to our reputation. For example, the SEC recently adopted the rule, "Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure," enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under the new rule, we will be required to identify any material cybersecurity incidents on a Form 8-K and make annual disclosures describing our processes for identifying and managing material cybersecurity risks, management's role in assessing and managing such risks and the Board of Directors' oversight of cybersecurity risks. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training and management. Furthermore, the requirement to report cybersecurity incidents within such a short time frame could mean there will be insufficient time to halt a breach before having to report it, potentially giving hackers an advantage, and failure to promptly disclose such material incidents as required by law may result in additional financial or regulatory consequences.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices and disclosures, including practices and disclosures related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. Investor advocacy groups, private litigants, government agencies, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments and whether companies should engage in ESG activities. Across industries, investors' and other stakeholders' increased focus and activism related to ESG and similar matters may hinder access to capital or financing, as investors or lenders may determine to reallocate capital or not commit capital as a result of their assessment of a company's ESG practices and disclosures. In addition, following recent Supreme Court decisions regarding diversity and inclusion activities those opposed to ESG initiatives have begun challenging ESG activities of other companies. If we do not adapt or comply with investor, lender, private litigant, government agency or stakeholder ESG expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing focus on ESG issues and opposition to ESG issues, regardless of whether there is a legal requirement to do so, we may suffer reputational damage and our business or financial condition could be materially and adversely affected. Conversely, if we comply with evolving investor, lender and stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, increased strain on our resources and heightened legal and regulatory risk, and could also threaten our credibility with other investors, lenders, private litigants, government agencies and stakeholders. Investors, lenders and other stakeholders are also increasingly focused on issues related to environmental justice. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which in turn could adversely affect our reputation, business and financial performance. In addition, ESG has become an increasingly politically charged issue, and "anti-ESG" sentiment and increased scrutiny and skepticism of ESG policies and practices have resulted in, and could continue to result in, additional demands and strains on companies.

Failures or delays in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.

Our ability to achieve any of our strategies or expectations related to climate change and other environmental matters is subject to numerous factors and conditions, many of which are outside our control. Examples of such factors include, but are not limited to, evolving regulatory and other standards, processes and assumptions; the pace of scientific and technological developments; increased costs and the availability of requisite financing; market trends that may alter business opportunities; conduct of third-party counterparties; constraint or disruptions to our supply chain; and changes in carbon markets or carbon taxes. We may be required to expend significant resources to achieve these strategies and expectations, which could significantly increase our operational costs. There can be no assurance of the extent to which any of our strategies or expectations will be achieved or that any future investments we make in furtherance of achieving these strategies or expectations will meet customer or investor expectations.

While we continue to take steps toward mitigation of climate risk and impact on climate change, transitioning our business to adapt to and comply with evolving policy, legal, and regulatory changes may impose substantial operational and compliance burdens. As a result, climate change could negatively affect our business and operations. Collecting, measuring and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve. Additionally, we may face increased pressure from customers, consumers, investors, activists, lenders and other stakeholders to modify our products or operations away from ingredients or activities that are considered to have greater negative impact on climate change.

Such changes to methodologies or lack of progress and failures or delays in our strategies, whether actual or perceived, in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations and reputation, and increase risk of litigation.

Acquisitions, strategic alliances, joint ventures, mergers, divestitures and other nonordinary course-of-business events resulting from portfolio management actions and other evolving business strategies could affect future results.

We monitor our business portfolio and organizational structure and have made and may continue to make acquisitions, strategic alliances, joint ventures, mergers, divestitures and changes to our organizational structure. With respect to acquisitions or mergers, future results will be affected by our ability to identify suitable acquisition or merger candidates, to adequately finance any acquisitions or mergers and to integrate acquired or merged businesses quickly and obtain the anticipated financial returns, including synergies. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture. Additionally, we may fail to consummate proposed acquisitions, mergers, divestitures, joint ventures or strategic alliances after incurring expenses and devoting substantial resources, including management time, to such transactions or foregoing other strategic opportunities.

Several parts of our business, including our nitrogen production business, our foods business and portions of our global grain marketing and wheat milling operations, are operated through joint ventures with third parties where we do not have majority control of the venture. By operating a business through a joint venture, we have less control over business decisions than we have in our subsidiaries and limited liability companies in which we have a controlling interest. In particular, we generally cannot act on major business initiatives in our joint ventures without the consent of the other party or parties in those ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that co-venturers might experience business or financial stresses that impact their ability to effectively operate the joint venture or might become bankrupt or fail to fund their share of the business; in which case the joint venture may be unable to access needed growth capital without funding from us and/or any other remaining co-venturers. Co-venturers may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Our co-venturers may take actions that are not within our control and that may expose our investments in joint ventures to the risk of lower values or returns. Joint venture investments may also lead to impasses. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our day-to-day business. In addition, we may in certain circumstances, be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

We have made certain assumptions and projections regarding the future of the markets served by our joint venture investments that include projected raw materiality availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. For example, assumptions we made in connection with our investment in CF Nitrogen may not align with future demand for nitrogen-based products or the cost or availability of natural gas, the primary feedstock utilized for CF Nitrogen's nitrogen-based products.

Risks Related to Laws and Regulations

Government policies, mandates, regulations and trade agreements could adversely affect our operations and profitability.

    Our business is subject to numerous government policies, mandates and regulations that could have an adverse effect on our operations or profitability. For example, government policies, mandates and regulations related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, and renewable and low-carbon fuels could have an adverse effect on our operations or profitability by, among other things, influencing planting of certain crops, location and extent of crop production, trade of processed and unprocessed commodity products, volumes and types of imports and exports, availability and competitiveness of feedstocks as raw materials, and viability and volume of certain of our products. In our Energy segment, government policies, mandates and regulations designed to stop or impede development or production of petroleum-based products, such as those limiting or banning use of hydraulic fracturing, drilling or oilsands production or restricting the sale of new combustion-engine vehicles, could adversely affect our operations and profitability.

We could be the target of claims of false or deceptive advertising under U.S. federal and state laws, as well as foreign laws, including consumer protection statutes of some states. Food product marketing has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front-of-pack labeling and serving size regulations) or evolving interpretations of existing legal or regulatory requirements may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. The EU deforestation-free regulation ("EUDR"), effective December 2024, will require companies trading in certain commodities, including soybeans, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation or breaches of local laws after December 31, 2020, in order to sell such products in the European Union. Failure to comply with the regulation could have serious consequences, including civil, administrative and criminal penalties, as well as negative impact on our reputation, business, cash flows and results of operations.

    In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. In many countries around the world, historical free trade relationships are being challenged, and it is unclear what changes, if any, will be made to international trade agreements that are relevant to our business activities. These actions and uncertainties have led to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, all of which have resulted in reduced volumes of grain exports overall and have presented challenges and uncertainties for our business. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers, and we cannot predict the effects of future trade policies, disputes or agreements on our business. Tariffs and trade restrictions that are implemented on products that we buy and/or sell could increase the cost of those products or adversely affect market access. These cost increases and market changes could adversely affect demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries, such as the economic sanctions that were imposed by the U.S. government on Russia and certain of its citizens and enterprises in connection with Russia's war with Ukraine. These restrictions and those of other governments could limit our ability to gain access to business opportunities in various countries.

Changes in federal income tax laws or in our tax status, or changes to tax rules in jurisdictions in which we operate, could increase our tax liability and reduce our net income significantly.

Current federal income tax laws, regulations and interpretations, including those specific to taxation of cooperatives, provide us certain income tax benefits such as allowing us to exclude income generated through business with or for a member (patronage-sourced income) from our taxable income to the extent it is distributed back to our members. We continue to monitor potential changes to federal income tax laws, regulations or interpretations, such as the Inflation Reduction Act of 2022, H.R. 5376, to evaluate their potential impact on our business, tax position and financial results. If in the future, for example, we were to be subject to a corporate alternative minimum tax, or we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

We incur significant costs in complying with applicable laws and regulations. Any failure to comply with these laws and regulations, or to make capital or other investments necessary to comply with these laws and regulations, could expose us to unanticipated expenditures and liabilities.

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. For example, the compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") and related regulations continue to evolve, as federal agencies have implemented and continue to implement the act's many provisions through regulation. These efforts to change regulation of financial markets subject users of derivatives, such as CHS, to extensive oversight and regulation by the CFTC. Such initiatives have imposed and may continue to impose additional costs on us, including operating and compliance costs, and the cost of fines or penalties in the event we do not comply, and could materially affect the availability, as well as the cost and terms, of certain transactions. Certain federal regulations addressing Dodd-Frank are still being implemented and others are being finalized. We will continue to monitor these developments. In addition, new laws and regulations that are applicable to us or our businesses may be adopted, and a change in the U.S. government's administration and its policies may increase the likelihood of such legal and regulatory developments. If new laws or regulations become applicable to us or our businesses, our compliance costs could increase. Any of the above matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, criminal fines and penalties, and recalls of our products. For example, we regularly maintain hedges to manage price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and governing bodies, including the CME, NYMEX, CBOT, MGEX and CFTC. All exchanges have broad powers to review required records, to investigate and enforce compliance and to punish noncompliance by entities subject to their jurisdiction. Failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial fines or penalties or limitations on our related operations. In addition, any investigation or proceeding by an exchange or the CFTC, whether successful or unsuccessful, could result in substantial costs, diversion of resources, including management time, and potential harm to our reputation, all of which could have a material adverse effect on our business financial condition, liquidity, results of operations and prospects.

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

New and current environmental and energy laws and regulations, including regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing environmental and energy laws and regulations, increased governmental enforcement of environmental and energy laws and regulations, or other developments in these areas could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or cause unforeseen changes to our operations, either of which could adversely affect us. For example, in December 2015, 195 countries adopted a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures below 2 degrees Celsius above preindustrial levels and to pursue efforts to limit the temperature increase to 1.5 degrees Celsius above preindustrial levels. Participation in the Paris Agreement is subject to the concurrence of the United States government executive branch administration then in office. As a result, adherence to the Paris Agreement may vary by administration. The current administration is supportive of the Paris Agreement. Executive orders issued by the current administration, actions by various U.S. federal regulatory agencies, enactment of the Inflation Reduction Act of 2022 and the current administration's announced goal of halving U.S. greenhouse gas ("GHG") emissions by 2030 and reaching net-zero emissions by 2050 are also evidence of the current United States administration's intent to undertake numerous initiatives in an effort to reduce GHGs. New federal legislation or regulatory programs that restrict emissions of GHGs, such as cap and trade regimes, carbon taxes, windfall taxes, penalties on fossil fuel companies, restrictive permitting, increased fuel efficiency standards or mandates for renewable energy, or comparable new state legislation or programs or customer requirements in areas where we or our customers conduct business could adversely affect our operations and the demand for our energy products, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Some customers and third-parties we do business with have begun requesting product-specific GHG emissions disclosures from us in connection with their own GHG emissions reporting.

In addition, new legislation, regulatory programs, reporting requirements or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment, as well as increased compliance costs. We are or may be obligated to comply with new climate-related reporting requirements under SEC rules, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive ("CSRD") and other laws and regulations, which may require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face and the strategies we pursue to reduce and adapt to the impacts of climate change. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions and sustain harm to our reputation. Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year, which affects the domestic market for ethanol. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. In recent years, the price of RINs has been extremely volatile. Continued RIN volatility could have a negative impact on our future refined fuels margins. In addition, certain states have established proposed laws around low-carbon fuel standards that require refiners to sell fuel with carbon intensity values at certain established benchmarks or purchase a sufficient number of credits on the open market to meet the benchmark.

Environmental liabilities and litigation could have a material adverse effect on us.

Many of our current and former facilities have been in operation for many years. Over that time, we and other operators of those facilities have generated, used, stored and disposed of substances or wastes, including liquid fertilizers, chemicals and fuels stored in underground and aboveground tanks, that are or might be considered hazardous under applicable or future environmental laws. Any past or future actions in violation of applicable environmental laws could subject us to administrative penalties, fines, injunctions or other costs, such as capital expenditures. In addition, an owner or operator of contaminated property and a party that sends hazardous materials to such a site for treatment, storage, disposal or recycling can be liable for the cost of investigation and remediation under environmental laws. In some instances, such liability exists regardless of fault. Moreover, future or unknown past releases of hazardous substances could subject us to private lawsuits claiming damages, including for bodily injury or property damage, and to adverse publicity, which could have a material adverse effect on us. Liabilities, including legal costs, related to remediation of contaminated properties are not recognized by us until the related costs are considered probable and can be reasonably estimated.

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

We face increased climate-change-related litigation risk with respect to our operations. In particular, governmental and other entities in various U.S. states have filed lawsuits against companies in the coal, oil and gas industries, alleging damages as a result of climate change, with the plaintiffs in such lawsuits seeking damages and abatement under various tort theories. Additionally, governmental and other entities are increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements regarding ESG-related matters and practices by companies are false or misleading greenwashing that violate deceptive trade practices and consumer protection statutes. Similar issues can also arise relating to aspirational statements such as net-zero or carbon reduction targets that are made without adequate basis to support such statements. Although we are not currently a party to any of these lawsuits, they present a high degree of uncertainty regarding the extent to which we face increased risk of liability stemming from climate change or ESG disclosures and practices.

Risks Related to Our Financial Position and Financing Our Business

Our financial results are susceptible to seasonality.

Many of our business activities are highly seasonal and operating results vary throughout the year. Our revenues generally trend lower during the second and fourth fiscal quarters and are highest during the first and third fiscal quarters. For example, in our Ag segment, our ag retail business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons and our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices and demand, and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter-heating and crop-drying seasons.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established processes for identifying, assessing and managing material risks from cybersecurity threats associated with our key information technology systems. These processes have been integrated into our overall risk management strategies, as overseen by our Board of Directors, primarily through the board's Corporate Risk Committee and Audit Committee. These processes also include identifying and overseeing risks from cybersecurity threats associated with the use of third-party service providers. We conduct security assessments of certain third-party providers before engagement and have established monitoring procedures to mitigate risks related to data breaches or other security incidents originating from third parties. In addition, we conduct employee training on information security topics designed to address phishing and e-mail security, password security and data-handling security. We use e-mail security, endpoint security, logging and monitoring, remote access, application security and other tools to deter threat actors, block malicious/phishing e-mails and avoid IT system interruptions. From time to time, we engage third-party consultants, legal advisors, and audit firms to evaluate and test our risk management systems and assess and remediate cybersecurity threats and incidents as appropriate. Additionally, our Enterprise Risk Management ("ERM") team analyzes cybersecurity risks, emerging industry trends and identification of mitigation, as part of a holistic analysis of risks across CHS.

Governance

Management

Under the oversight of the Corporate Risk Committee of our Board of Directors, the chief information officer ("CIO") and chief information security officer ("CISO") are primarily responsible for assessment and management of material cybersecurity risks, with the CIO being responsible for strategic direction and management of information technology systems and the CISO being responsible for security of such systems, as described further below. The CIO has more than 30 years of experience with global technology organizations across multiple industries. The CISO has more than 20 years of experience in information security, risk management and compliance and is a certified information systems security professional. The CIO and CISO are also supported by an incident response team ("IRT") comprised of selected members of senior management and responsible for providing cross-functional support and response facilitation for cybersecurity incidents.

Our CISO oversees our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats, including aligning programs with industry standards, conducting tabletop exercises, providing education/training and taking other preventive measures. Our CISO coordinates with legal counsel and third party experts to assess and manage material risks from cybersecurity threats. Our CISO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes. Our CISO or a delegate informs the IRT of cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The CISO, in collaboration with legal counsel, is primarily responsible for advising our chief executive officer ("CEO") and chief financial officer ("CFO") regarding cybersecurity disclosures in public filings. The CISO also notifies the Audit Committee chair of any material cybersecurity incident.

As of the date of this Annual Report on Form 10-K, we have not detected any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company, including its business strategy, results of operations or financial condition. For further discussion of the risks associated with cybersecurity incidents, refer to Item 1A. Risk Factors in this Annual Report on Form 10-K.

Board of Directors

The Corporate Risk Committee of our Board of Directors oversees our information technology systems, including information security, compliance and privacy. Additionally, the Audit Committee of our Board of Directors oversees adequacy and effectiveness of our controls and procedures, including those designed to assess, identify and manage material risks from cybersecurity threats and incidents. Further, at least once per quarter, our CIO and/or CISO report on cybersecurity matters to the Corporate Risk Committee, and updates are provided to our Board of Directors at regular board meetings. The CIO also provides updates annually or more frequently as appropriate to our Board of Directors. Our ERM team reports annually on the company's risks to our Board of Directors, which includes progress related to mitigation activities and risk conditions.

ITEM 2.    PROPERTIES

    We own or lease energy, agronomy, grain-handling and processing facilities and other real estate throughout the United States and internationally. Below is a summary of these locations by segment and related business, the majority of which are owned.

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	9 locations in Colorado, Iowa, Minnesota, Missouri, North Dakota, Washington and Wisconsin
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	12 locations in Kansas, Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Zip Trip corporate headquarters	Spokane, Washington
Convenience stores/gas stations	39 locations in Colorado, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming
Lubricant plants/warehouses	3 locations in Inver Grove Heights, Minnesota; Kenton, Ohio; and Amarillo, Texas

Description	Location(s)
Ag
Global Grain and Processing
Grain terminals	14 locations in the United States, including sites in Illinois, Iowa, Louisiana, Minnesota, Mississippi, Texas and Wisconsin
5 locations in Brazil
3 locations in Europe, including in Hungary and Romania
Fertilizer terminal	Argentina
Grain marketing offices	2 locations in the United States, including in Minnesota and Nebraska
16 locations in South America, including in Argentina, Brazil and Uruguay
8 locations in Europe, including in Bulgaria, Hungary, Italy, Romania, Serbia, Spain, Switzerland and Ukraine
4 locations in Asia, including in China, Singapore, South Korea and Taiwan
Oilseed facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing plants	Fargo and Grandin, North Dakota
Storage and warehouse facilities	Joliette, North Dakota; and Winkler, Canada
Ethanol plants	Annawan and Rochelle, Illinois
Ag Retail
Agri-operations facilities	Approximately 420 community locations located in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin
Feed manufacturing facilities	9 locations in Iowa, Montana, North Dakota, Oregon and South Dakota
Wholesale Agronomy
Deepwater port	Galveston, Texas
Terminals	11 locations in Illinois, Iowa, Kentucky, Louisiana, Minnesota, South Dakota and Texas
Bulk chemical rail terminal facility	Brooten, Minnesota
Distribution warehouses	28 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin
Research and development center	Randolph, Minnesota
Corporate and Other
Corporate headquarters	A 33-acre campus in Inver Grove Heights, Minnesota, consisting of a building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Washington, District of Columbia

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As a cooperative, we do not have common stock that is traded or otherwise outstanding. We did not sell any equity securities during the three years ended August 31, 2024, that were not registered under the Securities Act of 1933.

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
•Fiscal 2024 Highlights
•Fiscal 2025 Outlook
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
•Ag. Purchases and further processes or resells grain and oilseed originated by our ag retail and global grain and processing businesses, by our member cooperatives and by third parties. It also includes our renewable fuels business and serves as a wholesaler and retailer of agronomy products.
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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our ag retail business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, global demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.

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

Fiscal 2024 Highlights

•Financial performance remained solid across our segments, although down from historically strong results in the prior year.
•Our Energy segment results declined from the prior year due to evolving market conditions, including the impact of less favorable refining margins.
•In our Ag segment, earnings declined compared to the prior year as a result of softening oilseed crush margins and global market conditions that drove down margins for U.S. grain and oilseed exports.
•Equity method investments continued to perform well, with our CF Nitrogen investment being the largest contributor.

Fiscal 2025 Outlook

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2025. These factors include, among others, the ongoing war between Russia and Ukraine and further escalation of conflict in the Middle East, shifts in global trade flows for commodities, including global competitiveness giving rise to a weak export market for U.S. sourced agricultural products, potential changes in U.S. trade policy following the U.S. general election in November, a changing interest rate environment, and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global supply and demand factors impacting energy and agricultural commodities to be less favorable for us in fiscal 2025. Further, in light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of reduced margins for energy and agricultural commodities to persist in fiscal 2025. Refer to Item 1A of this Annual Report on Form 10-K for additional consideration these risks may have on our business operations and financial performance.

We will continue to execute our enterprise priorities for fiscal 2025, including pursuing growth through strategic investments and cooperative connections and leveraging our financial strength and resilience as we navigate less favorable market conditions for energy and agricultural commodities.

Operating Metrics

Energy

    Our Energy segment operations primarily include our refineries in Laurel, Montana, and McPherson, Kansas, which process crude oil to produce refined products, including gasolines, distillates and other products. To ensure the reliability of our refineries, we perform major maintenance activities every two to five years, which require a temporary shutdown of operations. These planned shutdowns allow us to extend the life, increase the capacity and improve the safety and efficiency of our refinery processing assets. They also minimize unplanned business interruptions and are essential to the long-term reliability and profitability of our Energy segment.

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

	Years Ended August 31,
	2024	2023
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	108,713	94,692
All other crude oil	69,137	70,397
Other feedstocks and blendstocks	11,574	11,804
Total refinery throughput volumes	189,424	176,893
Refined fuel yields
Gasolines	85,210	81,006
Distillates	84,739	76,613
*Lower refinery throughput volumes and refined fuel yields experienced during fiscal 2023 were primarily due to a planned shutdown to perform major maintenance at our Laurel, Montana, refinery.

    We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs decreasing by 57% and 58%, respectively, during fiscal 2024 compared to the prior year, which positively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased in fiscal 2024, compared to the prior year, contributing to decreased IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Years Ended August 31,
	2024	2023
Market indicators*
WTI crude oil (dollars per barrel)	$79.41	$78.25
WTI - WCS crude oil discount (dollars per barrel)	$17.24	$19.94
Group 3 2:1:1 crack spread (dollars per barrel)	$21.97	$36.17
Group 3 5:3:2 crack spread (dollars per barrel)	$20.60	$34.25
D6 ethanol RIN (dollars per RIN)	$0.6801	$1.5725
D4 biodiesel RIN (dollars per RIN)	$0.6829	$1.6380
*Market source information represents the average month-end price during the period. Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices outside our control. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes that impacted our Ag segment for the years ended August 31, 2024 and 2023:

		Years Ended August 31,
	Market Source*	2024	2023
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.37	$6.19
Soybeans (dollars per bushel)	Chicago Board of Trade	$11.88	$14.50
Wheat (dollars per bushel)	Chicago Board of Trade	$5.76	$7.17
Urea (dollars per ton)	Green Markets NOLA	$332.46	$420.06
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$238.84	$349.87
Ethanol (dollars per gallon)	Chicago Platts	$1.83	$2.36

Volumes
Grain and oilseed (thousands of bushels)		2,382,219	2,108,183
North American grain and oilseed port throughput (thousands of bushels)		664,025	557,414
Wholesale crop nutrients (thousands of tons)		7,245	6,628
Ethanol (thousands of gallons)		711,451	968,516
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2024		2023
	Dollars	% of Revenues*	Dollars	% of Revenues*
	(In thousands)		(In thousands)
Revenues	$39,261,229	100.0%	$45,590,004	100.0%
Cost of goods sold	37,509,902	95.5	43,213,739	94.8
Gross profit	1,751,327	4.5	2,376,265	5.2
Marketing, general and administrative expenses	1,166,969	3.0	1,032,765	2.3
Operating earnings	584,358	1.5	1,343,500	2.9
Interest expense	104,064	0.3	137,442	0.3
Other income	(137,630)	(0.4)	(112,131)	(0.2)
Equity income from investments	(479,863)	(1.2)	(689,590)	(1.5)
Income before income taxes	1,097,787	2.8	2,007,779	4.4
Income tax (benefit) expense	(4,872)	—	107,655	0.2
Net income	1,102,659	2.8	1,900,124	4.2
Net loss attributable to noncontrolling interests	340	—	(314)	—
Net income attributable to CHS Inc.	$1,102,319	2.8%	$1,900,438	4.2%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for fiscal 2024. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Income Before Income Taxes by Segment

Energy

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$429,053	$1,075,443	$(646,390)	(60.1)%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the year ended August 31, 2024, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT for fiscal 2024 reflects the following:
•Lower crack spreads and decreased WCS crude oil discounts resulted from global market conditions, which contributed to an $803.8 million decrease of IBIT.
•Increased repairs and maintenance expense primarily due to unplanned maintenance at our Laurel, Montana, and McPherson, Kansas refineries contributed to $44.2 million of decreased IBIT.
•Lower margins from premiums on seasonal refined fuels products contributed $28.0 million of decreased IBIT.
•The overall IBIT decrease was partially offset by lower costs for RINs in our refined fuels business, which contributed to a $247.2 million cost reduction.

Ag

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$342,677	$411,808	$(69,131)	(16.8)%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the year ended August 31, 2024, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT for fiscal 2024 reflects the following:
•Decreased margins of $120.2 million for oilseed processing due to a higher supply of canola and soybean meal and oil across global markets, resulting in lower crush margins and decreased margins of $34.1 million for grain and oilseed due to competitive global grain markets that compressed margins, compared to the prior year.
•The margin decrease was partially offset by increased margins for wholesale and retail agronomy products driven by improved market conditions, which contributed to a $61.3 million increase of IBIT.
•Higher volumes of wholesale and retail agronomy products contributed to a $27.2 million increase of IBIT due to increased demand as prices declined due to global market conditions.
•Higher volumes for grain and oilseed and oilseed processing products collectively contributed to $52.2 million of increased IBIT as a result of favorable weather conditions and logistical and operational efficiencies at the oilseed crush plants.

All Other Segments

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$151,235	$260,760	$(109,525)	(42.0)%
Corporate and Other IBIT	$174,822	$259,768	$(84,946)	(32.7)%
*See Note 6, Investments, of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

    Our Nitrogen Production segment IBIT decreased from the prior year as a result of lower equity income attributed to decreased selling prices of urea and UAN, which was partially offset by decreased natural gas costs, all due to global supply and demand factors. Corporate and Other IBIT decreased primarily due to lower equity income from our Ventura Foods investment as a result of less favorable market conditions for oil-based food products experienced during the current year compared to the prior year and a gain associated with the sale of certain assets in the prior year that did not recur in the current year.

Revenues by Segment

Energy

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$8,766,495	$10,096,913	$(1,330,418)	(13.2)%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the year ended August 31, 2024, compared to the prior year:
The change in Energy segment revenues for fiscal 2024 reflects the following:
•Decreased selling prices resulting from global market conditions contributed to $1.0 billion and $121.3 million decreases in revenues for refined fuels and propane, respectively.
•Lower propane and refined fuels volumes contributed to $93.9 million and $64.0 million decreases in revenues, respectively, primarily driven by lower demand as a result of unfavorable weather conditions across much of our trade territory.

Ag

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$30,416,859	$35,425,204	$(5,008,345)	(14.1)%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the year ended August 31, 2024, compared to the prior year:
The change in Ag segment revenues for fiscal 2024 reflects the following:
•Decreased selling prices across all of our Ag segment product categories due to global market conditions during fiscal 2024, including:
◦$6.0 billion decrease for grain and oilseed;
◦$1.2 billion decrease for wholesale and retail agronomy products;
◦$484.1 million decrease for oilseed processing; and
◦$331.6 million decrease for renewable fuels.
•Increased volumes for grain and oilseed contributed to a $3.1 billion increase in revenues, primarily due to more favorable weather conditions in fiscal 2024.

All Other Segments*

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues	$77,875	$67,887	$9,988	14.7%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

Corporate and Other revenues increased during fiscal 2024 compared to the prior year primarily as a result of increased interest income in our financing business due to higher interest rates and a larger average notes receivable balance.

Cost of Goods Sold by Segment

Energy

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,041,588	$8,718,224	$(676,636)	(7.8)%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the year ended August 31, 2024, compared to the prior year:
The change in Energy segment COGS for fiscal 2024 reflects the following:
•Global market conditions, including reduced RIN costs, contributed to decreased costs for refined fuels and propane that drove $368.1 million and $124.7 million decreases in COGS, respectively.
•Lower propane and refined fuels volumes contributed to $90.5 million and $54.7 million decreases in COGS, respectively, primarily driven by lower demand as a result of unfavorable weather conditions across much of our trade territory.

Ag

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$29,478,231	$34,501,163	$(5,022,932)	(14.6)%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the year ended August 31, 2024, compared to the prior year:
The change in Ag segment COGS for fiscal 2024 reflects the following:
•Lower costs across all of our Ag segment product categories due to global market conditions during fiscal 2024, including:
◦$5.9 billion decrease for grain and oilseed;
◦$1.3 billion decrease for wholesale and retail agronomy products;
◦$376.1 million decrease for renewable fuels; and
◦$363.8 million decrease for oilseed processing.
•Increased volumes for grain and oilseed contributed to a $3.1 billion increase in COGS, primarily due to more favorable weather conditions in fiscal 2024.

All Other Segments

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$138	$1,693	$(1,555)	(91.8)%
Corporate and Other COGS	$(10,055)	$(7,341)	$(2,714)	(37.0)%

    There were no significant changes on a dollar basis to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2024 compared to the prior year.

Marketing, General and Administrative Expenses

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$1,166,969	$1,032,765	$134,204	13.0%

    Marketing, general and administrative expenses increased during fiscal 2024 primarily due to higher compensation and benefit expenses, as well as higher consulting expenses primarily associated with our enterprise resource planning system implementation and other technologies to advance our operating model.

Interest Expense

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest expense	$104,064	$137,442	$(33,378)	(24.3)%

    Interest expense decreased during fiscal 2024 as a result of decreased notes payable balances compared to the prior year, which was partially offset by higher interest rates compared to the prior year.

Other Income

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Other income	$137,630	$112,131	$25,499	22.7%

    Other income increased during fiscal 2024 primarily as a result of increased interest income due to a larger average cash balance and higher interest rates.

Equity Income from Investments

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$479,863	$689,590	$(209,727)	(30.4)%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Equity income from investments decreased during fiscal 2024 compared to the prior year, primarily due to lower income associated with our equity method investments in CF Nitrogen and Ventura Foods. Equity income decreased for CF Nitrogen as a result of lower selling prices for urea and UAN due to global supply and demand factors. Equity income decreased for Ventura Foods as a result of less favorable market conditions for oil-based food products and a gain associated with the sale of certain assets in the prior year that did not reoccur in the current year.

Income Tax (Benefit) Expense

	Years Ended August 31,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income tax (benefit) expense	$(4,872)	$107,655	$(112,527)	(104.5)%

    Lower income tax expense during fiscal 2024 resulted primarily from lower nonpatronage income compared to fiscal 2023, recognition of research and development tax credits during fiscal 2024 and increased Domestic Production Activities Deduction ("DPAD") benefit. Effective tax rates for the years ended August 31, 2024 and 2023, were (0.4)% and 5.4%, respectively. Federal and state statutory rate of 24.5% was applied to nonpatronage business activity for the years ended August 31, 2024 and 2023. Income taxes and effective tax rates vary each year based upon profitability and nonpatronage business activity.

Comparison of Results of Operations for the Years Ended August 31, 2023 and 2022

    For a discussion of results of operations for fiscal 2023 compared to fiscal 2022, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2023, filed with the SEC on November 8, 2023.

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

	August 31,
	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$794,865	$1,765,286
Notes payable	306,831	547,923
Long-term debt including current maturities	2,161,460	1,827,658
Total equities	10,761,924	10,452,389
Working capital	3,307,969	3,229,455
Current ratio*	1.6	1.5
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions ("Securitization Facility"). We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. On April 18, 2024, we entered into a Note Purchase Agreement to borrow $700.0 million of debt in the form of notes; the funding of these notes took place on July 16, 2024. On October 29, 2024, we amended our 10-year term loan facility reducing the size to $300.0 million and adding a converting revolver feature. See Note 9, Notes Payable and Long-Term Debt, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our short-term borrowings and long-term debt, including tables with summarized long-term debt outstanding. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

Annually, our Board of Directors approves our capital expenditure budget. Our fiscal 2025 capital expenditure priorities include maintaining our assets through repairs and maintenance; complying with environmental, health and safety requirements; enhancing information technology capabilities; improving productivity; and growth. Our refining business requires continued investment in our refining process to maintain its safety, operational reliability and profitability. In addition, our Board of Directors approved our cash patronage and equity redemptions to be paid in fiscal 2025, based on fiscal 2024 financial performance. The following is a summary of our primary expected cash requirements for fiscal 2025:

•Capital expenditures. We expect total capital expenditures for fiscal 2025 to be approximately $837.3 million, compared to capital expenditures of $808.8 million in fiscal 2024, as we continue to invest in capital expenditures projects to meet the evolving needs of our owners and customers, enhance value for the cooperative system and unlock growth during fiscal 2025. In addition, we expect over $200.0 million of incremental expenditures for potential business acquisitions during fiscal 2025.
•Major maintenance. We expect total major maintenance for fiscal 2025 to be approximately $256.9 million, compared to major maintenance of $22.7 million in fiscal 2024. Increased major maintenance expectation for fiscal 2025 is due to a scheduled turnaround at our McPherson refinery during fiscal 2025 compared to minimal turnaround activities at our refineries during fiscal 2024.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2024. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2025.

•Patronage. Our Board of Directors authorized approximately $300.0 million of our fiscal 2024 patronage-sourced earnings to be paid to our member-owners during fiscal 2025.
•Equity redemptions. Our Board of Directors authorized approximately $300.0 million of equity redemptions to be distributed in fiscal 2025 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2025 with respect to the amounts it has authorized for redemption during the fiscal year.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term operations (beyond the next 12 months). Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of August 31, 2024. Based on our current 2025 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our Consolidated Balance Sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Working capital as of August 31, 2024 and 2023, was as follows:

	2024	2023	Change
	(Dollars in thousands)
Current assets	$8,708,783	$9,128,649	$(419,866)
Less current liabilities	(5,400,814)	(5,899,194)	498,380
Working capital	$3,307,969	$3,229,455	$78,514

As of August 31, 2024, working capital increased by $78.5 million compared with August 31, 2023. Current asset balance changes decreased working capital by $419.9 million, primarily driven by a decrease in our cash balance due to a decline in cash provided by operations from year end 2023, which was partially offset by increases in receivables. Current liabilities balance changes increased working capital by $498.4 million, primarily due to a decrease in accounts and notes payable, which were driven by changes in working capital needs and lower commodity prices.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

Our estimated future contractual obligations as of August 31, 2024, include both current and long-term obligations. During fiscal 2025, we have a current obligation to repay $330.6 million of long-term debt, as well as $101.7 million of interest related to long-term debt. Beyond fiscal 2025, our long-term debt obligation is $1.8 billion and interest payments related to long-term debt of $747.4 million. For finance leases, we have a current and long-term obligation of $9.0 million and $49.3 million, respectively. For operating leases, we have a current and long-term obligation of $71.3 million and $176.0 million, respectively. See Note 9, Notes Payable and Long-Term Debt, and Note 19, Leases, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our long-term debt and leases, respectively. We enter into purchase obligations that are legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. Our current and long-term obligation for such arrangements is $4.8 billion and $569.8 million, respectively.

Cash Flows

	Years Ended August 31,
	2024	2023	Change
	(Dollars in thousands)
Net cash provided by operating activities	$1,272,880	$3,284,182	$(2,011,302)
Net cash used in investing activities	(1,431,588)	(950,191)	(481,397)
Net cash used in financing activities	(814,253)	(1,395,468)	581,215
Effect of exchange rate changes on cash and cash equivalents	2,236	2,590	(354)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(970,725)	$941,113	$(1,911,838)

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $2.0 billion decrease in cash provided by operating activities in fiscal 2024 primarily reflects decreased net income, as well as decreased cash provided by receivables and inventories during fiscal 2024.

The $481.4 million increase in cash used in investing activities in fiscal 2024 reflects increased investments and higher expenditures for property, plant and equipment during fiscal 2024 compared to fiscal 2023.

The $581.2 million decrease in cash used in financing activities in fiscal 2024 primarily reflects increased net proceeds from long-term debt and decreased cash outflows for patronage paid and equity redemptions during fiscal 2024 compared to fiscal 2023.

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

Based on our net fair market value calculation as of August 31, 2024, a 10% adverse change in market prices would not materially affect our results of operations. While we use commodity futures and forward contracts as economic hedges of price risk, and our operations have effective economic hedging requirements as a general practice, we cannot ensure that these risk management activities will offset all financial impact resulting from an adverse change in market prices. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, volatility of the commodity markets and availability of hedging instruments. Utilization of derivatives and hedging activities is described more fully in Note 15, Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	Expected Maturity Date						Total	Fair Value Liability
	2025	2026	2027	2028	2029	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$163,136	$—	$—	$—	$—	$—	$163,136	$163,136
Average interest rate	3.6%	—	—	—	—	—	3.6%	—
Variable rate CHS Capital short-term notes payable	$143,695	$—	$—	$—	$—	$—	$143,695	$143,695
Average interest rate	4.3%	—	—	—	—	—	4.3%	—
Fixed rate long-term debt	$330,620	$80,620	$58,621	$190,600	$150	$1,455,000	$2,115,611	$2,144,170
Average interest rate	4.2%	4.8%	4.7%	4.0%	3.9%	5.3%	5.0%	—
Variable rate long-term debt	$—	$1,000	$—	$—	$—	$—	$1,000	$1,016
Average interest rate (a)	—	6.8%	—	—	—	—	6.8%	—
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

Foreign Currency Risk

    We were exposed to risk regarding foreign currency fluctuations during fiscal 2024 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amount of our foreign exchange derivative contracts was $1.5 billion and $1.9 billion as of August 31, 2024 and 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of

1934, as amended ("Exchange Act")), as of August 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management's assessment using this framework, management concluded that, as of August 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended August 31, 2024, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

    The table below provides certain information regarding each of our directors, as of August 31, 2024:

Name	Age	Director Region	Director Since
David Beckman	64	8	2018
Clinton J. Blew	47	8	2010
Hal Clemensen	64	4	2019
Scott Cordes	63	1	2017
Jon Erickson	64	3	2011
Mark Farrell	65	5	2016
Steve Fritel	69	3	2003
Alan Holm	64	1	2013
David Johnsrud	70	1	2012
Tracy Jones	61	5	2017
David Kayser	65	4	2006
Russell Kehl	49	6	2017
Anthony Rossman	52	1	2023
Daniel Schurr	59	7	2006
Jerrad Stroh	54	8	2022
Kevin Throener	52	3	2019
Cortney Wagner	46	2	2020

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

    David Beckman has been a member of the CHS Board of Directors since 2018. He is chair of the Audit Committee and a member of the Capital Committee. He is a former secretary of the Nebraska Cooperative Council and former board chair for Central Valley Ag Cooperative in York, Nebraska. He holds a bachelor's degree in agronomy from the University of Nebraska-Lincoln. Mr. Beckman's principal occupation has been farming for more than five years. In partnership with his family, he raises irrigated corn and soybeans and operates a custom hog-feeding operation near Elgin, Nebraska.

    Clinton J. Blew, First Vice Chair, has been a member of the CHS Board of Directors since 2010. He serves on the Governance and Corporate Risk committees. Mr. Blew has also served as second vice chair of the Executive Committee of the Board. He is a former member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Arthur Capper Cooperative Center Advisory Council, CoBank board restructuring committee, Hutchinson Community College Ag Advisory Board, Kansas Livestock Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in south-central Kansas.

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

    Scott Cordes, Second Vice Chair, has been a member of the CHS Board of Directors since 2017. He is a member of the Corporate Risk and Governance committees. He serves as a director and past chair of Security State Bank of Wanamingo. Previously, he served as a director of Cooperative Network, the Minneapolis Grain Exchange and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than five years. Prior to his current occupation, he was a CHS employee from 1995 to 2016, serving as president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS from 2000 to 2016. He co-owns and operates a corn and soybean farm near Wanamingo, Minnesota.

    Jon Erickson has been a member of the CHS Board of Directors since 2011. He is a member of the Audit and Corporate Risk committees and previously served as second vice chair of the Executive Committee of the Board. He is an advisory board member for the Quentin Burdick Center for Cooperatives, a member of the Grand Farm board of directors, a board member of the State Historical Society of North Dakota Foundation, a council member of Rural Leadership North Dakota and a member of the North Dakota Farmers Union and North Dakota Stockmen's Association. He holds a bachelor's degree in agricultural economics from North Dakota State University. Mr. Erickson's principal occupation has been farming for more than five years, and he raises grain and oilseed and operates a commercial Hereford-Angus cow-calf business near Minot, North Dakota.

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

    Steve Fritel has been a member of the CHS Board of Directors since 2003. He chairs the Corporate Risk Committee and is a member of the Audit Committee. Mr. Fritel previously served as first vice chair, second vice chair and secretary-treasurer of the Executive Committee of the Board. He earned an associate degree from North Dakota State College of Science. Mr. Fritel's principal occupation has been farming for more than five years. He raises spring wheat, durum wheat, soybeans, edible beans, corn and canola near Rugby, North Dakota, selling some of his edible beans to local family-owned restaurants. He also runs a family business providing on-farm grain storage equipment.

    Alan Holm, Assistant Secretary-Treasurer, has been a member of the CHS Board of Directors since 2013. Since 2021, he has been assistant secretary-treasurer of the Executive Committee of the Board. He is vice chair of the Government Relations Committee and a member of the Capital Committee. He also serves on the board for Citizens Bank of Minnesota and is former board chair of River Region Cooperative. He holds an associate degree in machine tool technology from Mankato (Minnesota) Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and owns and manages a cow-calf operation near Sleepy Eye, Minnesota.

    David Johnsrud has been a member of the CHS Board of Directors since 2012. He serves as chair of the Capital Committee and as a member of the Government Relations Committee. Previously, he served as board chair of AgCountry Farm Credit Services and as board chair of the Cooperative Network and on the boards of the Minnesota Farm Credit Legislative Committee, Farmers Union Oil, CHS Prairie Lakes, Mid-Minnesota Association and Minnesota State Co-op Directors Association, including terms as board secretary for Farmers Union Oil and CHS Prairie Lakes. Mr. Johnsrud's principal occupation has been farming for more than five years. He raises corn and soybeans near Starbuck, Minnesota.

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

    David Kayser has been a member of the CHS Board of Directors since 2006. He serves as vice chair of the Corporate Risk Committee and as a member of the Governance Committee. Mr. Kayser is a previous director and chair of CHS Farmers Alliance and South Dakota Association of Cooperatives and former chair of the Mitchell (South Dakota) Technical College

Foundation Board. Mr. Kayser's principal occupation has been farming for more than five years. He raises corn, soybeans and hay near Alexandria, South Dakota, and operates a cow-calf and feeder-calf business.

Russell Kehl, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2017. Since 2019, Mr. Kehl has served as secretary-treasurer of the Executive Committee of the Board. He is vice chair of the Governance Committee and a member of the Capital Committee. He previously was a director of CHS SunBasin Growers and vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his family operate a farm near Quincy, Washington, that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns and operates dry bean processing facilities, a custom farming business and a trucking and logistics company.

    Anthony Rossman has been a member of the CHS Board of Directors since 2023. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. Mr. Rossman previously served as president of the CHS ag retail producer board based in Rochester, Minnesota. He is active in emerging technology and sustainability initiatives for production agriculture and is a member of state corn and soybean growers associations. He holds a bachelor's degree in animal science from North Dakota State University. Mr. Rossman's principal occupation has been farming for more than five years. He operates and manages a crop and livestock operation near Oronoco, Minnesota, and manages genetic alliances in the beef industry.

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

Jerrad Stroh has been a member of the CHS Board of Directors since 2022. He is vice chair of the Audit Committee and is a member of the CHS Foundation Board of Trustees. He serves on the board of Cooperative Producers, Inc., and has completed the Nebraska Cooperative Council Director Certification Program. Mr. Stroh’s principal occupation has been farming for more than five years. He and his family raise corn and soybeans near Juniata, Nebraska.

Kevin Throener has been a member of the CHS Board of Directors since 2019. He chairs the CHS Foundation Board of Trustees and is a member of the Audit Committee. He has served on the board of directors of CHS Dakota Plains and has been a member of Full Circle Ag, James Valley Ag and Agtegra cooperatives. He is an advisory board member for the Quentin Burdick Center for Cooperatives and a member of the North Dakota Stockmen's Association. He attended North Dakota State University, majoring in agricultural systems management. Mr. Throener's principal occupation has been farming for more than five years. He and his wife and family raise corn, soybeans, alfalfa and cattle near Cogswell, North Dakota, and they also operate a beef backgrounding and finishing enterprise and a custom forage harvesting business.

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
The following positions on the Board of Directors will be up for election at the 2024 Annual Meeting of Members:

Region	Incumbent
Region 3 (North Dakota)	Open Seat
Region 4 (South Dakota)	David Kayser
Region 6 (Alaska, Arizona, California, Hawaii, Idaho, Nevada, Oregon, Washington and Utah)	Russell Kehl
Region 7 (Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Mississippi, Missouri, North Carolina, South Carolina and Tennessee)	Open Seat
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas)	David Beckman

    Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are also Class A or Class C members of CHS.

EXECUTIVE OFFICERS

    The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2024:

Name	Age	Position
Jay Debertin	64	President and Chief Executive Officer
David Black	58	Executive Vice President, Enterprise Transformation and Chief Information Officer
Richard Dusek	60	Executive Vice President, Ag Retail, Distribution and Transportation
John Griffith	55	Executive Vice President, Ag Business and CHS Hedging
Gary Halvorson	51	Executive Vice President, Enterprise Customer Development
Darin Hunhoff	54	Executive Vice President, Energy
Mary Kaul-Hottinger	60	Executive Vice President, Chief Human Resources Officer
Olivia Nelligan	49	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	44	Executive Vice President, General Counsel

    Jay Debertin has been president and chief executive officer ("CEO") of CHS since May 2017. Mr. Debertin joined CHS in 1984 in the petroleum division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of energy and foods, where he led energy, transportation and processing at CHS. Mr. Debertin serves as chair of the board for Ventura Foods, LLC, and the National Council of Farmer Cooperatives. He also serves on the board of directors for the Federal Reserve Bank of Minneapolis and Securian Financial. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin-Madison.

David Black has been executive vice president, enterprise transformation, and chief information officer for CHS since December 2022. He is responsible for enterprise transformation, marketing and communications, innovation, facilities and CHS global information technology. Mr. Black leads enterprise transformation efforts, driving ongoing companywide efficiency and opportunities for profitable growth, as well as strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide. He also oversees our owner and employee communications, advertising and public relations. Mr. Black serves on the boards of Ventura Foods and Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. He is former board chair of Ag Gateway, a nonprofit consortium of 300-plus businesses, which strives to promote, enable and expand e-business in agriculture. Mr. Black joined CHS in 2014 and previously worked at Monsanto Company, where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC, and was responsible for new business development. Mr. Black earned a bachelor's degree in computer science from Tarkio College.

Richard Dusek has been executive vice president, ag retail, distribution and transportation, since November 2017. He leads CHS ag retail operations and wholesale distribution assets that serve as a critical channel for our core businesses, aligning an enterprise supply chain for energy, agronomy, animal nutrition and grain product lines to serve our owners, and driving growth and efficiency through a customer-focused solutions platform. Mr. Dusek also oversees the enterprise transportation function, which includes all modes serving our product lines. He is a former board member of The Fertilizer Institute and the Minneapolis Grain Exchange. He joined CHS in 1988 as a wheat trader. Prior to leading our ag retail business, Mr. Dusek held roles as vice president in our grain marketing and agronomy divisions. He earned a bachelor of science degree in agricultural economics from North Dakota State University and is a graduate of the Harvard Business School Advanced Management Program.

John Griffith has been executive vice president, ag business and CHS Hedging, since January 2021. He leads CHS trading and risk management for global grain, oilseeds, crop nutrients and crop protection. Mr. Griffith also serves as board chair for CHS Hedging, a commodities brokerage subsidiary of CHS, and represents CHS on the CF Nitrogen Board of Managers. He previously chaired the North American Export Grain Association board and served on the Minneapolis Grain Exchange board of directors. Mr. Griffith worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing, including senior vice president, CHS global grain marketing and CHS Hedging, and vice president, grain marketing North America. He earned a bachelor's degree from St. John's University and a master of business administration degree from Rockhurst University.

Gary Halvorson has been executive vice president, enterprise customer development, since December 2022. He is responsible for efforts across all product lines to deliver a focused and coordinated customer experience for owners and customers. Mr. Halvorson serves on the advisory council for Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Mr. Halvorson has served on the National FFA Sponsors Board, the Agricultural Retailers Association board of directors and The Fertilizer Institute (TFI) board of directors. He joined CHS more than 20 years ago. Most recently, he led the CHS agronomy business. Prior to that, Mr. Halvorson held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for CHS country operations. He earned a bachelor's degree in business from Concordia University.

Darin Hunhoff has been executive vice president, energy, since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, as well as refined fuels, propane and lubricants product lines. In addition, he oversees sustainability at CHS, which is focused on a long-term view on people, communities, economic viability and environmental success, as well as the CHS strategic sourcing function. Mr. Hunhoff previously served on the board of directors for Ardent Mills. He joined CHS more than 25 years ago as a petroleum specialist. He has also been chief strategy officer for CHS and has spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

Mary Kaul-Hottinger has been executive vice president, chief human resources officer, for CHS since January 2023. Ms. Kaul-Hottinger sets direction and strategy to help CHS achieve key priorities with a focus on helping the organization attract, develop and retain high-performing and diverse talent to drive business growth and the company’s strategies. She also has responsibility for the company’s community giving and employee volunteerism. Ms. Kaul-Hottinger has more than 38 years of experience in human resources. She joined CHS in 2018 as the senior vice president, chief human resources officer, after serving 11 years at Ecolab as vice president of human resources for Ecolab’s global businesses, where she and her team supported multiple business units with more than 30,000 employees in the Americas, Europe, the Middle East, Africa and Asia Pacific. Prior to joining Ecolab in 2007, she served in human resources leadership roles supporting operating divisions at General Mills and Pillsbury. She also held human resources roles at Securian Financial, formerly Minnesota Life. Ms. Kaul-Hottinger serves as board co-chair of Together We Grow, a consortium of major agribusiness and food interests building the workforce of tomorrow, and on the board of directors for the Greater Twin Cities United Way. She earned a bachelor’s degree in business administration from the University of St. Thomas.

Olivia Nelligan is executive vice president, chief financial officer and chief strategy officer for CHS, joining the organization in January 2020. She leads all finance and strategic planning activities across CHS, being a key advisor to the CEO and the CHS Board of Directors. Ms. Nelligan serves on the Board of Directors for Ardent Mills, a strategic joint venture of CHS and a leading flour milling and food ingredient manufacturer. She also serves on the board of directors for Cooperative Ventures, a CHS joint venture and corporate venture capital fund that focuses on innovative solutions and emerging technologies that positively impact farming. Before joining CHS, Ms. Nelligan held executive positions in multiple organizations. Her past experience includes serving as chief executive officer of Nasco, LLC, a private equity-owned company. Ms. Nelligan spent more than a decade with Kerry Group plc, serving as global chief financial and strategic planning officer of its Taste and Nutrition division. She holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from University College Cork, Ireland, and a master of business administration degree from the University of Wisconsin-Madison. She is a fellow of Chartered Accountants Ireland and an associate member of the Institute of Taxation in Ireland.

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

Based solely on a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2024, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2024.

CODE OF ETHICS

    We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC. This code of ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. It is part of our broader CHS Code of Conduct, which is posted on our website, www.chsinc.com. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on the our website. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the SEC.

AUDIT COMMITTEE MATTERS

    The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2024, the Audit Committee was comprised of Mr. Beckman (chair from December 8, 2023, to present), Mr. Erickson, Mr. Fritel and Mr. Meyer (chair and member from September 1, 2023 to December 7, 2023), Mr. Rossman (from December 8, 2023, to present), Mr. Stroh and Mr. Throener, each of whom was an independent director during service on the Audit Committee. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

    This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") during the year ended August 31, 2024:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	Executive Vice President, General Counsel
Darin Hunhoff	Executive Vice President, Energy
John Griffith	Executive Vice President, Ag Business and CHS Hedging

    CHS creates connections to empower agriculture for our producer and member cooperative owners and the communities in which we and our owners live and operate. Our executive compensation program is intentionally aligned with both operational objectives and long-term business strategy. The following discussion and analysis outlines the objectives and principles underlying our executive compensation and benefit programs and explains the compensation decisions impacting the CEO and other Named Executive Officers in fiscal 2024.

Compensation Philosophy and Objectives

    The CHS executive compensation philosophy focuses on these key objectives:

•Attract and retain exceptional talent who demonstrate the CHS capabilities and values and are engaged and committed to the long-term success of CHS by providing market-competitive compensation and benefit programs;
•Align executive rewards to quantifiable annual and long-term performance goals that drive enterprise results and provide competitive returns to our member-owners;
•Emphasize pay for performance by linking executive performance goals to business strategy and differentiating rewards based on company and individual performance; and
•Ensure compliance with government mandates and regulations.

Our overall compensation philosophy and practices are grounded in our commitment to fair and equitable pay. This includes a regular review of employee compensation as well as compensation practices.

Governance of Executive Compensation

     The Governance Committee and the Executive Committee of our Board of Directors have engaged a third-party consultant, Pay Governance LLC, to advise on the executive compensation program applicable to our executives, including our Named Executive Officers.

The Executive Committee oversees the design and administration of the CEO's compensation. Pay Governance, LLC provides guidance to the Executive Committee regarding market-competitive levels of base pay, short-term incentive, long-term incentive and the overall compensation package for our CEO. The data and analysis are shared with the Executive Committee, who consider these elements as part of the CEO pay review. The Executive Committee recommends to our Board of Directors pay actions relative to our CEO and approves annual and long-term incentive awards for our CEO based on individual performance and company performance against the preestablished financial goals. The Board of Directors makes final decisions regarding our CEO's base pay, short-term incentive pay and long-term incentive pay, as well as the allocation of these components. There are no formal policies for allocation between long-term and short-term compensation other than the intention to be competitive with the external market for comparable positions and to be consistent with our compensation philosophy and objectives. Our CEO is not involved with the selection of the third-party consultant and does not participate in or observe Executive Committee meetings that concern CEO compensation matters.

The Governance Committee assists the Board of Directors in fulfilling its responsibilities regarding matters that relate to governing the organization, including reviewing and making recommendations to the Board with respect to the establishment, material modification to, or amendment of incentive, bonus or other similar compensation plans in which Named Executive Officers are eligible participants. Annually, the Governance Committee recommends incentive plan goals applicable to the Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. The Board of Directors makes final decisions regarding these incentive plan goals.

Based on compensation market data provided by our human resources department (survey sources and methodology are explained below under "Components of Executive Compensation and Benefits") and with input from the third-party consultant if necessary, our CEO makes compensation decisions for the other Named Executive Officers and communicates them accordingly. The day-to-day design and administration of compensation and benefit plans are managed by our human resources, finance and legal departments.

Components of Executive Compensation and Benefits

    Our executive compensation and benefit program consists of five components.

Pay Component	Description	Objective
Base Pay	Competitive salary considering market benchmarks and internal pay structure and relative to individual skills, experience, knowledge and contributions	Provide the fixed element of compensation for the core duties, scope and level of responsibilities of the job
Short-Term Incentive	Short-term performance-based variable pay incentive for achieving predetermined annual financial and individual performance goals	Provide a direct link between pay and annual business performance, achievement of critical business initiatives and financial results
Long-Term Incentive	Long-term performance-based variable pay incentive for achieving predetermined three-year Return on Invested Capital ("ROIC") goals	Provide a direct link between executive pay and long-term business performance to align management and member-owner interests while driving executive retention
Profit Sharing	Performance-based annual award for achieving predetermined enterprise-level financial goals	Reward employees for company profitability
Benefits	Medical, dental, vision, life insurance, short-term disability and long-term disability, qualified and non-qualified retirement plans, and other benefits	Provide competitive total rewards program to attract and retain executives

Market Competitiveness of Executive Compensation

Each component is designed to be competitive with the external market. In determining competitive compensation levels, we analyze independent compensation survey information, including comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2024, information from the following sources was considered:

•Willis Towers Watson General Industry Executive (U.S.)
•Willis Towers Watson Custom Peer Comparator Group Executive (U.S.; includes the portion of the 17 peer companies that elected to participate in the survey)
•US Mercer Benchmark Database/Total Remuneration Survey (Executive)
•Radford/Aon Global Compensation Database (Executive)

The survey and database data include a range of competitive pay levels, including median market rates for base salary, short-term incentive, total cash compensation, long-term incentive and total direct compensation. Companies included in the surveys and databases vary by industry, revenue and number of employees, and represent both public and private ownership, as well as nonprofit, government and mutual organizations.

In determining competitive compensation levels for the CEO, various factors were considered including market data from surveys and publicly available proxy compensation data from a specific comparator group of peer companies, which consists of 17 public companies in the agriculture, energy, food and transportation industries. Our Board annually reviews the peer group comparator companies and adjusts as needed to ensure the comparator group represents a reasonable external perspective for pay benchmarking. The Board approved the following changes to the comparator group for 2024:
•Removal of three private companies (Cargill, Koch Industries and Land O’ Lakes) due to lack of publicly disclosed pay data
•Removal of Williams Companies due to decreased relevance in business scope
•Addition of five companies based on industry and business mix, size and overall reasonableness for pay benchmarking

2024 Comparator Group
ADM	C.H. Robinson*	HF Sinclair Corporation	Marathon Petroleum	Valero Energy
Bayer*	Conagra Brands	Hormel Foods*	Mosaic
Bunge	Corteva*	Ingredion Incorporated*	Nutrien
CF Industries	General Mills	Kinder Morgan	Phillips 66
*New company added to the comparator group for 2024

The objective is to provide our executives with an overall total compensation package that is competitive in comparable industries, companies and markets. We target around market median compensation levels for base pay, target total cash and target total direct compensation, and around the 75th percentile for actual total direct compensation when our performance is well above target goals and below market median levels if performance is below target goals.

    For the Named Executive Officers excluding the CEO in 2024, target total compensation was, on average, aligned to the desired competitive range. Base pay, on average, was slightly below the market median while total cash compensation and total direct compensation yielded around 75th percentile of market, on average, due to actual earned short-term incentive awards at the maximum level of performance and actual earned long-term incentive awards for the fiscal 2022-2024 performance period at the superior level of performance.

For fiscal 2024, the CEO's base pay, target total cash compensation and target total direct compensation were set to be aligned to the desired competitive range. Based on a review of the market benchmarks, consideration of the CEO's outstanding sustained performance and long service, and to further emphasize performance-based incentive award opportunities, target pay was increased for fiscal 2024 primarily in the long-term incentive target award opportunity to align to our multi-year performance. From an actual pay perspective, with strong company performance over the past three fiscal years (2022 - 2024), his actual total direct compensation for fiscal 2024 was above both target levels and market median due to outperformance of the preestablished goals.

Target Pay Mix

    The objectives of our executive compensation program require a suitable mix of base pay, short-term incentive and long-term incentive that will engage the executive officers to achieve both short-term results as well as strategic results that benefit our member-owners' interests over the long term while maintaining alignment with the competitive talent market.

The charts below illustrate the mix of base salary, short-term incentive target pay and long-term incentive target pay based on the 2024 Grants of Plan-Based Awards values (see the Summary Compensation Table) for our CEO and the other Named Executive Officers as a group. The increase in the CEO's target award opportunity for the long-term incentive for performance periods beginning with the award granted in fiscal 2024 resulted in a shift to the pay mix with more of his target total compensation weighted towards long-term business performance, which aligns with our overall executive compensation objectives and market practices.
Base Pay

    Base pay of our Named Executive Officers represents a fixed element of compensation paid as a salary on a semimonthly basis. Salaries are generally set around the median level of market data collected through our benchmarking process against other equivalent positions of comparable companies. The individual's actual salary relative to the market median is based on a number of factors, which include, but are not limited to, scope and level of responsibilities, individual skills, experience and performance.

    Salaries for our Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in salaries are determined through review of competitive market data, as well as individual performance and contribution, internal equity and other factors. Changes are not governed by preestablished weighting factors or a specific merit matrix. Our CEO is responsible for the annual salary review process for the other Named Executive Officers. The Executive Committee is responsible for the annual salary review process for our CEO.

Mr. Debertin received an approximate 6.2% salary increase effective December 1, 2023. Our Board of Directors approved the increase to reward Mr. Debertin for exceptional performance and align his base pay relative to market considering his long tenure as CEO. Ms. Nelligan, Mr. Smith, Mr. Hunhoff, and Mr. Griffith received salary increases of 5%, 3.5%, 3% and 4%, respectively, to reward them for strong performance and maintain market pay competitiveness.

Overview of Performance-Based Incentive Plans

    We operate our diversified global businesses to maximize value, in the near-term and long-term, for our member cooperatives, farmer-owners and customers. Our executive compensation program reflects this key objective by emphasizing performance-based incentive opportunities, through the short-term and long-term incentive plans that are discussed in detail below, with awards earned commensurate with financial results. The actual payouts for the incentive cycles ended in fiscal 2024 reflect the team's outstanding execution relative to our business strategy in key areas including revenues, earnings and capital management, which are, collectively, captured in our primary financial measure of ROIC.

Short-Term Incentive Pay

    Named Executive Officers participate in the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other management and professional employees, and based on the plan provisions, when they are hired or retire they receive awards prorated to the period of time they were eligible. Each Named Executive Officer was eligible to participate in the AVP for the entirety of fiscal 2024. Target AVP award levels are set with reference to various factors including internal equity and competitive market compensation levels and are intended to motivate our executives by providing short-term incentive awards for the achievement of annual goals. For fiscal 2024, the AVP incentive was weighted 70% on enterprise-level financial performance and 30% on individual performance.

•The financial performance component was based on preestablished ROIC goals at the enterprise level. The threshold, target and maximum ROIC goals approved by the Board of Directors for fiscal 2024 are set forth in the table below.
•The individual performance component was based on achievement of specific goals relating to areas such as business profitability, execution of strategic initiatives and/or talent acquisition, development and retention. In conjunction with the annual performance review process for our CEO, the Board of Directors reviews the individual goals and, in turn, determines and approves this portion of the short-term incentive award based upon completion or partial completion of the previously specified goals and principal job accountabilities. Likewise, our CEO uses a similar process for determining individual goal achievement for the other Named Executive Officers.

CHS financial performance goals and award opportunities under our fiscal 2024 AVP were as follows:

Performance Level	CHS ROIC Goal	Target Award Multiple
Maximum	9.0%	2.0x
Target	7.5%	1.0x
Threshold	6.0%	0.5x
Below threshold	<6.0%	0.0x

    ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

    ROIC is a measurement of how efficiently we use capital and the level of return on that capital. It is calculated by dividing adjusted net operating profit after tax by average funded debt plus beginning equity. We define adjusted net operating profit after tax as earnings before taxes excluding the impact of certain non-recurring business events, plus net interest generated from investing and financing activities, and the result is multiplied by the effective tax rate. For purposes of the fiscal 2024 AVP, we define funded debt as the sum of the average of beginning and end of year long-term debt, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2023 and 2024, respectively, and the total beginning of year equity as of July 31, 2023, respectively. Further, for purposes of the fiscal 2024 AVP, we excluded the impacts of a pension plan withdrawal liability, an impairment charge and a severance accrual as non-recurring events.

    ROIC results for fiscal 2024 were 9.5%, resulting in award payouts at 2.0x target for the financial performance component. Although adjusted net operating profit after tax decreased in fiscal 2024 from the record results in the previous year due to the commodity cycle downturn, profitability was elevated from historical averages. The less favorable market conditions negatively impacted refining margins in our Energy segment and oilseed crush margins in our Ag segment, but both segments still performed well and were able to deliver solid financial results. Mr. Debertin, the other Named Executive Officers, and our other CHS employees were able to consistently execute to meet the needs of our customers and member-owners. The CEO and each Named Executive Officer's performance was determined by the Board of Directors or the CEO, respectively, to have been strong against their individual goals, and therefore, each Named Executive Officer was awarded an above target payout for the 30% individual performance component. Short-term incentive awards that were earned under the AVP for fiscal 2024 for the Named Executive Officers are as follows:

Name	Position	2024 AVP Awards
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$4,350,000
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,569,992
Brandon Smith	Executive Vice President, General Counsel	1,431,731
Darin Hunhoff	Executive Vice President, Energy	1,402,657
John Griffith	Executive Vice President, Ag Business and CHS Hedging	1,392,144

Long-Term Incentive Pay

    Each Named Executive Officer was eligible to participate in the CHS Inc. Executive Long-Term Incentive Plan ("ELTIP"). The purpose of the ELTIP is to align executive pay with long-term business performance, maximize long-term value for our member-owners and retain key executives. The ELTIP consists of three-year performance periods to ensure consideration is made for our long-term financial performance and strategic execution, with a new performance period beginning every fiscal year. Our Board of Directors approves the ELTIP goals for each three-year period.

    Earned awards from the ELTIP are contributed to the Deferred Compensation Plan after the end of each performance period. These awards vest over an additional 28-month period following the performance period end date. Participants who leave CHS prior to retirement for reasons other than death or disability forfeit all unearned and unvested ELTIP award balances. Participants who meet retirement criteria, die or become disabled receive prorated awards following the ELTIP provisions. Like the AVP, target award levels for the ELTIP are set with regard to various factors including internal equity and market competitive considerations. The target ELTIP award is 1.25x base salary for Named Executive Officers other than Mr. Debertin for performance periods beginning on or after September 1, 2021 (including the three-year ELTIP performance period ending in fiscal 2024). Mr. Debertin's target ELTIP award is 3.0x his base salary for performance periods beginning on or after September 1, 2021 (including the three-year ELTIP performance period ending in fiscal 2024) and increases to 5.0x his base salary for performance periods beginning on or after September 1, 2023.

    For the three-year ELTIP period ended in fiscal 2024, the ELTIP performance measure was ROIC. As stated above in the AVP section, ROIC is a measurement of how efficiently we use capital and the level of return on that capital and is calculated by dividing adjusted net operating profit after tax by average funded debt plus total equity at the beginning of the year. For purposes of the fiscal 2022-2024 performance period, we define funded debt as the sum of the average of long-term debt at the beginning and end of the year, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2021, 2022, 2023 and 2024, respectively, and the total beginning of year equity as of July 31, 2021, 2022, and 2023, respectively. Further, for purposes of calculating adjusted net operating profit for the fiscal 2022-2024 performance period, we excluded the impacts of a pension plan withdrawal liability, an impairment charge and a severance accrual as non-recurring events.

Award opportunities for the fiscal 2022-2024 ELTIP performance period are expressed as a multiple of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet a three-year period threshold level of ROIC performance for any participant to earn an award. As indicated in the table below, the threshold, target, maximum and superior maximum ROIC goals for the fiscal 2022-2024 performance period are as follows:

Performance Level	CHS Three-Year ROIC Goal	Target Award Multiple
Superior Maximum (1)	9.7%	4.0x (1)
Maximum	7.7%	2.0x
Target	6.7%	1.0x
Threshold	5.7%	0.5x
Below threshold	<5.7%	0.0x
(1) The Superior Maximum performance level and target award multiple do not apply to the CEO.

Business conditions in the agriculture and energy industries were favorable during the 2022-2024 performance period. Our ability to execute in this environment with strong operational performance resulted in ROIC of 16.1%, 16.4% and 9.5% in fiscal 2022, fiscal 2023 and fiscal 2024, respectively. Overall ROIC performance for the fiscal 2022-2024 performance period was 13.9%, resulting in superior maximum performance level awards equivalent to 4.0x the target for Named Executive Officers other than the CEO and a maximum performance level award equivalent to 2.0x the target for the CEO. ELTIP payments for the fiscal 2022-2024 ELTIP for the Named Executive Officers are as follows:

Name	Position	2022-2024 ELTIP Award
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$8,257,328
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	3,255,000
Brandon Smith	Executive Vice President, General Counsel	3,049,452
Darin Hunhoff	Executive Vice President, Energy	3,049,172
John Griffith	Executive Vice President, Ag Business and CHS Hedging	2,948,334

    The fiscal 2024 award grant values associated with the fiscal 2024-2026 ELTIP performance period, which continue to measure three-year ROIC, are provided in the "2024 Grants of Plan-Based Awards" table.

Profit-Sharing

Each Named Executive Officer was eligible to participate in our Profit-Sharing Plan, which is also available to other employees. The purpose of the Profit-Sharing Plan is to reward employees for our profitability. Annual profit-sharing contributions for executives are calculated as a percent of base pay and annual variable pay (total calendar year earnings) and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The profit-sharing amount varies in relation to CHS ROIC performance. The fiscal 2024 Profit-Sharing Plan ROIC goals and contribution as a percent of total earnings are displayed in the following table:

Performance Level	CHS ROIC Goal	Profit-Sharing Award
Maximum	9.0%	5%
	8.3%	4%
Target	7.5%	3%
	6.8%	2%
Threshold	6.0%	1%

ROIC results for fiscal 2024 were 9.5%. Accordingly, each Named Executive Officer earned a 5% Profit-Sharing award.

Retirement Benefits

    We provide the following retirement and deferral programs to Named Executive Officers:

•CHS Inc. Pension Plan
•CHS Inc. 401(k) Plan
•CHS Inc. Supplemental Executive Retirement Plan
•CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

    The CHS Inc. Pension Plan ("Pension Plan") is a tax-qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the Pension Plan after three years of vesting service. The Pension Plan provides for a lump sum payment of the participant’s account balance once the Named Executive Officer reaches normal retirement age (or, alternatively, for a monthly annuity for the Named Executive Officer's lifetime if elected by the Named Executive Officer). The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer, the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. Compensation and benefits are limited based on limits imposed by the Internal Revenue Code.

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

Investment Credits

    We credit a Named Executive Officer's account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year Treasury bills for the four-month period from August 1 through November 30 of the prior year. The minimum interest rate under the Pension Plan is 4.65%, and the maximum is 10%.

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

    Certain Named Executive Officers may have accumulated nonqualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance as of August 31, 2024, of $37.5 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

    The DCP allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be paid. During the year ended August 31, 2024, all of the Named Executive Officers were eligible to participate in the DCP. Mr. Debertin, Ms. Nelligan and Mr. Griffith participated in the elective portion of the DCP.

    Benefits from the DCP are primarily funded in a rabbi trust, with a balance as of August 31, 2024, of $162.5 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health and Welfare Benefits

    The Named Executive Officers are eligible to participate in benefits under our comprehensive health and welfare program on the same basis as other eligible full-time employees. The health and welfare program includes benefits such as medical, dental, vision, life insurance, short-term disability, spending accounts, travel accident and identity theft protection. Like non-executive full-time employees, participation in some of these benefit plans varies based on each Named Executive Officer's annual benefit elections.

Additional Benefits
    Additional benefits such as executive long-term disability, executive physical examinations and limited financial and tax planning assistance are also available to our Named Executive Officers. These are provided as part of an overall executive rewards package that strives to be competitive and retain executive talent. More details can be found in the "All Other Compensation" section of the Summary Compensation Table.

Incentive Compensation Recovery Policy

    On September 6, 2023, our Board of Directors approved an amendment to our Incentive Compensation Recovery Policy ("Recovery Policy") effective as of December 1, 2023. The purpose of the amendment to the Recovery Policy was to bring the Recovery Policy into compliance with newly adopted listing rule 5608 by Nasdaq and to provide general updates to the policy to reflect what we believe are best practices. Specifically, the Recovery Policy applies to our current and former directors, employees, and employees who are or were identified by us as an "officer" which for purposes of the Recovery Policy includes any person that performs policy-making functions for CHS or any subsidiary of CHS ("Recovery Party").
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

Agreements With Named Executive Officers

Mr. Debertin

    On May 22, 2017, Mr. Debertin was elected as our President and CEO, and in connection therewith entered into an employment agreement with us on that date (the "Employment Agreement"). The Employment Agreement, as amended, has a term expiring August 31, 2026, provided that the Employment Agreement will thereafter automatically renew for an additional one-year period, unless either party notifies the other in writing, at least 120 days in advance of the relevant renewal date, of its intent not to renew the agreement for the additional one-year period.

Pursuant to the terms of the amended Employment Agreement Mr. Debertin is entitled to, among other things:

•an annual base salary of $1,150,000, which has subsequently been increased by our Board of Directors to $1,450,000 and which is subject to further increase by our Board of Directors from time to time;
•a target annual incentive compensation opportunity of 1.5x his annual base salary with a maximum opportunity equal to twice the target opportunity, based on achievement of performance goals set by our Board of Directors;
•a target long-term incentive compensation award opportunity of 3.0x his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold opportunity equal to one-half of the target opportunity and a maximum opportunity equal to twice the target opportunity. Prior to the execution of Employment Agreement Amendment No. 2, the Employment Agreement provided Mr. Debertin with a target long-term incentive compensation award opportunity of 1.5x his average annual base salary over each three-year performance period applicable to that award opportunity with a maximum opportunity equal to three and one-third times his target award opportunity; and
•welfare benefit continuation for two years following the termination of his employment, if Mr. Debertin chooses to retire from the Company on or after August 31, 2025.

Pursuant to an amendment in November 2023, in order to, among other things, recognize his outstanding performance and long tenure and to further emphasize performance-based incentive award opportunities that can be earned for long term strategy execution as reflected in our results relative to goals set at the start of the multi-year performance period, we agreed to provide Mr. Debertin the following for ELTIP awards for the 2024-2026 performance period (and any ELTIP performance period thereafter):

•a target ELTIP award opportunity of 5x his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold ELTIP award opportunity equal to one-half of the target ELTIP award opportunity and a maximum ELTIP award opportunity equal to twice the target ELTIP award opportunity; and
•if Mr. Debertin's employment ends due to death or permanent disability (as defined in our ELTIP) or if he is employed for at least 6 months of such a performance period and his employment ends due to retirement approved (such approval not to be unreasonably withheld) by our Board of Directors, then upon completion and certification of performance results for such performance period, he will be eligible for a vested full grant participation in the applicable ELTIP award with the payout factor calculated at the same time as other participants.

The Employment Agreement and the compensation payable thereunder is subject to the Recovery Policy and the Detrimental Conduct Policy, each of which is described above.

    The severance pay and benefits to which Mr. Debertin would be entitled under the Employment Agreement if we terminated his employment without cause or, if he terminated his employment for "good reason" are described below under "Post Employment."

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

Mr. Smith

Mr. Smith's compensation is set forth in a letter agreement we entered into with him on January 1, 2021 (the "Smith Letter Agreement"). The Smith Letter Agreement provides Mr. Smith with an initial annual base salary of $570,000 and a hiring bonus in the gross amount of $1,500,000 ("Hiring Bonus"). The Smith Letter Agreement provides for the payment of the Hiring Bonus in three installments of $400,000, which were paid in previous years, and a final installment of $300,000 paid in 2024.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Nonequity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4-10)	Total
		(Dollars)
Jay Debertin President and Chief Executive Officer	2024	$1,428,900	—	$12,607,328	$1,255,762	$483,074	$15,775,064
	2023	1,348,088	—	10,685,281	1,109,326	458,759	13,601,454
	2022	1,300,316	—	12,145,152	661,879	372,610	14,479,957
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	2024	684,750	—	4,824,992	212,287	205,169	5,927,198
	2023	640,000	—	4,324,000	146,672	177,920	5,288,592
	2022	590,000	—	3,677,444	114,130	139,019	4,520,593
Brandon Smith Executive Vice President, General Counsel	2024	626,628	300,000	4,481,183	190,030	181,590	5,779,431
	2023	602,767	400,000	4,114,852	138,124	176,677	5,432,420
	2022	581,400	400,000	3,124,550	121,053	241,139	4,468,142
Darin Hunhoff Executive Vice President, Energy	2024	624,134	—	4,451,829	477,198	192,954	5,746,115
	2023	603,730	—	4,124,032	228,585	176,585	5,132,932
	2022	584,659	—	4,391,964	49,859	150,806	5,177,288
John Griffith Executive Vice President, Ag Business and CHS Hedging	2024	618,000	—	4,340,478	364,125	183,925	5,506,528
	2023	581,667	—	3,902,332	230,942	169,553	4,884,494
	2022	545,000	—	3,357,742	54,067	124,456	4,081,265

(1) Includes hiring bonus payments to Mr. Smith of $400,000 in 2022, $400,000 in 2023 and $300,000 in 2024.

(2) Amounts include retention awards earned in fiscal 2022, annual variable pay awards and long-term incentive awards.

The Board of Directors approved a retention award for certain senior officers, including each of the Named Executive Officers who were both active participants in the 2016-2018 ELTIP and active employees on the date the retention award was approved. Pursuant to its original terms, the retention award would generally be earned only if the participant continued active employment through January 1, 2021. In November 2020, our Board of Directors modified the terms of the retention award to provide that it would generally only be earned if the applicable participant continued active employment through January 1, 2022. The actual retention award value was distributed as follows in fiscal 2022: Mr. Debertin, $1,768,125, Mr. Hunhoff, $371,000 and Mr. Griffith, $180,400. Because Ms. Nelligan and Mr. Smith were not active participants in the 2016-2018 ELTIP or actively employed by us on the date the retention award was approved, they were not granted a retention award.

The actual annual variable pay award value was as follows in fiscal 2024, 2023 and 2022, respectively: Mr. Debertin, $4,350,000,$4,096,800 and $3,939,192; Ms. Nelligan, $1,569,992, $1,518,000 and $1,380,000; Mr. Smith, $1,431,731, $1,404,380 and $1,350,330; Mr. Hunhoff, $1,402,657, $1,403,920 and $1,357,900; and Mr. Griffith, $1,392,144, $1,380,000 and $1,253,500.

The actual long-term incentive award value was as follows in fiscal 2024, 2023 and 2022, respectively: Mr. Debertin, $8,257,328, $6,588,481 and $6,437,835; Ms. Nelligan, $3,255,000, $2,806,000 and $2,297,444; Mr. Smith, $3,049,452, $2,710,472 and $1,774,220; Mr. Hunhoff, $3,049,172, $2,720,112 and $2,663,064; and Mr. Griffith, $2,948,334, $2,522,332 and $1,923,842.

(3) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2024, 2023 and 2022, respectively: Mr. Debertin, $1,255,762, $973,758 and $334,447; Ms. Nelligan, $212,287, $135,559 and $88,098; Mr. Smith, $190,030, $129,192 and $112,719; Mr. Hunhoff, $477,198, $210,620 and $(320,238); and Mr. Griffith, $364,125, $228,368 and $48,145. Negative values are not reflected in the sum reported in the column.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds and were as follows in fiscal 2024, 2023 and 2022, respectively: Mr. Debertin,

$0, $135,568 and $327,432; Ms. Nelligan, $0, $11,113 and $26,032; Mr. Smith, $0, $8,932 and $8,334; Mr. Hunhoff, $0, $17,965 and $49,859; and Mr. Griffith, $0, $2,574 and $5,922.

(4) Includes fiscal 2024 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $446,752; Ms. Nelligan, $167,214; Mr. Smith, $153,275, Mr. Hunhoff, $153,197; and Mr. Griffith, $150,320.

(5) Includes fiscal 2024 employer contribution to the 401(k) Plan: Mr. Debertin, $18,296; Ms. Nelligan, $18,233; Mr. Smith, $18,400; Mr. Hunhoff, $18,675; and Mr. Griffith, $15,375.

(6) For fiscal 2024, includes executive LTD, travel accident insurance, executive physical, financial planning, commemorative gift and companion travel for Mr. Debertin.

(7) For fiscal 2024, includes executive LTD, travel accident insurance, executive physical, financial planning and wellness program incentive for Ms. Nelligan.

(8) For fiscal 2024, includes executive LTD, travel accident insurance and wellness program incentive for Mr. Smith.

(9) For fiscal 2024, includes executive LTD, travel accident insurance, executive physical, financial planning, wellness program incentive, and companion travel for Mr. Hunhoff.

(10) For fiscal 2024, includes executive LTD, travel accident insurance, executive physical, financial planning, wellness program incentive and companion travel for Mr. Griffith.

2024 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin President and Chief Executive Officer	9/7/2023 (1)	$1,024,200	$2,048,400	$4,096,800
	9/7/2023 (2)	3,414,000	6,828,000	13,656,000
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	9/7/2023 (3)	379,500	759,000	1,518,000
	9/7/2023 (4)	412,500	825,000	3,300,000
Brandon Smith Executive Vice President, General Counsel	9/7/2023 (3)	351,095	702,190	1,404,380
	9/7/2023 (4)	381,625	763,250	3,053,000
Darin Hunhoff Executive Vice President, Energy	9/7/2023 (3)	350,980	701,960	1,403,920
	9/7/2023 (4)	381,500	763,000	3,052,000
John Griffith Executive Vice President, Ag Business and CHS Hedging	9/7/2023 (3)	345,000	690,000	1,380,000
	9/7/2023 (4)	375,000	750,000	3,000,000

(1) Represents range of possible awards under our fiscal 2024 Annual Variable Pay Plan for Mr. Debertin based on target award opportunity at 1.5x base salary.

(2) Represents range of possible awards under our ELTIP for the fiscal 2024-2026 performance period for Mr. Debertin. Values for Mr. Debertin reflect the amendments to his long-term incentive compensation opportunity made pursuant to Employment Agreement Amendment No. 4, including ELTIP target award opportunity at 5.0x base salary. Awards are measured over a three-year period and vest over an additional 28-month period.

(3) Represents range of possible awards under our fiscal 2024 Annual Variable Pay Plan for the other NEOs based on target award opportunity at 1.15x base salary.

(4) Represents range of possible awards under our ELTIP for the fiscal 2024-2026 performance period for the other NEOs. Values include ELTIP target award opportunity at 1.25x base salary. Awards are measured over a three-year period and vest over an additional 28-month period.

The material terms of annual variable pay and long-term incentive awards that are disclosed in the above table, including the vesting schedule, are described under "Compensation Discussion and Analysis" above.

2024 Pension Benefits

Name and Principal Position	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits
		(Years)	(Dollars)
Jay Debertin(1) President and Chief Executive Officer	Pension Plan	40.2500	$1,444,574
	SERP	40.2500	7,792,347
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	Pension Plan	4.5833	73,809
	SERP	4.5833	518,530
Brandon Smith Executive Vice President, General Counsel	Pension Plan	3.4167	57,437
	SERP	3.4167	402,547
Darin Hunhoff Executive Vice President, Energy	Pension Plan	32.2500	899,939
	SERP	32.2500	1,842,161
John Griffith(1) Executive Vice President, Ag Business and CHS Hedging	Pension Plan	23.1667	427,684
	SERP	23.1667	1,018,068
(1) Mr. Debertin and Mr. Griffith are eligible for early retirement in both the Pension Plan and the SERP.

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

•a discount rate of 5.04% for the Pension Plan and 4.75% for the SERP;
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

2024 Nonqualified Deferred Compensation

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End (5)
	(Dollars)
Jay Debertin President and Chief Executive Officer	$4,332,528	$7,024,734	$5,008,208	$8,806,418	$44,275,940
Olivia Nelligan Executive Vice President, Chief Executive Officer and Chief Strategy Officer	161,700	2,966,641	1,272,344	—	9,706,639
Brandon Smith Executive Vice President, General Counsel	—	2,856,997	224,613	—	5,639,589
Darin Hunhoff Executive Vice President, Energy	—	2,866,542	2,046,305	—	16,293,910
John Griffith Executive Vice President, Ag Business and CHS Hedging	138,000	2,665,921	990,117	—	9,405,426
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay from September 1, 2023 through August 31, 2024. Deferred salary contributions were reported as fiscal 2024 compensation in the Summary Compensation Table, and deferred annual incentive pay was reported as fiscal 2023 compensation in the Summary Compensation Table.

(2) Includes contributions made by us into the Deferred Compensation Plan on behalf of Named Executive Officers representing retirement contributions for Profit-Sharing and 401(k) match on amounts exceeding IRS compensation limits (which were reported as fiscal 2024 compensation in the Summary Compensation Table) and ELTIP contributions (which were reported as fiscal 2023 compensation in the Summary Compensation Table) from September 1, 2023 through August 31, 2024.

(3) Includes aggregate earnings on Named Executive Officer Deferred Compensation Plan accounts from September 1, 2023 through August 31, 2024, which are not required to be reported as compensation in the Summary Compensation Table. Deferred Compensation Plan earnings are based on investment elections made by the Named Executive Officer from thirteen market-based notional investments and a fixed rate fund. The investment returns for fiscal 2024 were as follows:

Fund Name	Investment Return
Vanguard Federal Money Market Fund	5.42%
Vanguard LifeStrategy Income Fund	10.17%
Vanguard LifeStrategy Conservative Growth Fund	13.30%
Vanguard LifeStrategy Moderate Growth Fund	16.39%
Vanguard LifeStrategy Growth Fund	19.53%
Vanguard International Value Fund	13.28%
PRIMECAP Fund Admiral	22.92%
International Growth Fund Admiral	16.70%
Institutional Index Fund Institutional Plus	27.11%
Extended Market Index Institutional	20.42%
Total International Stock Index Fund Institutional Shares	17.76%
Janus Henderson Triton Fund Class N	15.52%
American Century Small Cap Value Fund R6 Class	17.33%
Fixed Rate Fund	5.00%

(4) Includes payments of previously deferred amounts made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability, or death.

(5) Represents the aggregate balance of non-qualified deferred compensation as of August 31, 2024. Amounts vary by Named Executive Officer in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals over time. To the extent that an executive was an NEO for a reported year, these amounts, other than the portion attributable to earnings, were disclosed as compensation in the year of the NEO’s deferral or registrant’s contribution, as applicable.

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

    During fiscal 2024, Mr. Hunhoff and Mr. Griffith were covered by a broad-based employee severance program that provides executives with a lump sum payment of 26 weeks of pay, plus one week of pay per year of service, with a 12-month cap, in the event their positions are eliminated.

    The severance pay that the Named Executive Officers would have been entitled to in the specific events noted above, in each case, as of the last business day of fiscal 2024 is as follows:

Name	Position	Severance Pay Amount
		(Dollars)
Jay Debertin (1)(2)	President and Chief Executive Officer	$7,306,448
Olivia Nelligan (3)	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,489,950
Brandon Smith (3)	Executive Vice President, General Counsel	1,358,738
Darin Hunhoff	Executive Vice President, Energy	592,440
John Griffith	Executive Vice President, Ag Business and CHS Hedging	444,000

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

CEO Pay Ratio

    The following pay ratio and supporting information compares the annual total compensation of our CEO to our median employee, as required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC. For fiscal 2024:

•The median employee's compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, was $86,345. This calculation includes a reasonable assumption regarding the median employee's achievement of individual performance goals for a portion of the annual incentive award based on historical performance.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $15,775,064.
•The ratio of the annual total compensation of our CEO to the median employee was 183:1.

A new median employee was selected for 2024. We identified our median employee as of June 1, 2024 by analyzing the regular, bonus and overtime wages (or their equivalents) paid in the prior 12 months for the entire employee population excluding the CEO and certain international employees as permitted by the SEC de minimus exclusion rule (details below). We changed to this process of using the entire population instead of using a statistical sampling methodology because we believe it is a more accurate approach to identifying the median employee.

As of June 1, 2024, our employee population consisted of approximately 10,662 individuals, 9,872 of whom were located in the United States and 790 of whom were located outside of the United States. This population consisted of our full-time, part-time, temporary and seasonal employees. From this population, we excluded 363 individuals who were located in the following countries: Argentina (49), Bulgaria (5), Canada (5), China (32), Hungary (18), Italy (5), Mexico (3), Romania (122), Serbia (6), Singapore (18), South Korea (3), Spain (34), Switzerland (19), Taiwan (3), Ukraine (28) and Uruguay (13). Excluding these employees, our employee population that was used to determine the median employee consisted of 10,299 individuals.

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

Director Compensation

Overview

    Our Board of Directors met seven times during the fiscal year ended August 31, 2024. Each director (other than the chair of the Board) is a member of two Board committees. At a minimum, each Board committee meets during each of the Board's five regular meetings. For fiscal 2024, each non-employee director was provided compensation as follows:

•a monthly retainer equivalent to $93,700 per year from September 1, 2023, through December 31, 2023, and equivalent to $98,500 per year from January 1, 2024, through August 31, 2024, paid in 12 monthly payments;
•actual expenses and a travel allowance;
•additional annual compensation, as applicable, for board leadership, including $24,000 for the chair of the Board, $9,000 for the first vice chair and the secretary-treasurer, $9,000 for all Board committee chairs, and $6,000 for members of the Executive Committee who are not eligible for other premiums;
•a per diem meeting fee of $500 plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting; and
•a meeting fee of $250 for conference calls or other short virtual meetings other than regular Board meetings.

The number of days spent at meetings other than regular Board meetings and the CHS Annual Meeting may not exceed 55 days annually for purposes of the per diem meeting fee, except that the chair of the Board is exempt from this limit. There is no cap on meeting fees permitted for conference calls or other short virtual meetings.

The non-employee director compensation package was determined based on the market analysis of director compensation conducted for the Governance Committee by Mercer (U.S.), a global compensation consulting firm, in fiscal 2019. Each year thereafter, market updates have been provided by Mercer, and annual adjustments have been considered. Effective as of January 1, 2024, our Board of Directors approved increasing annual director compensation from $93,700 to $98,500, increasing the first vice chair and secretary-treasurer additional annual compensation from $6,000 to $9,000 and increasing the additional annual compensation for members of the Executive Committee who are not eligible for other premiums from $3,000 to $6,000.

Further, directors are eligible to participate in the Deferred Compensation Plan. Other than direct contributions, contributions to a retirement plan account in the Deferred Compensation Plan are made based on our three-year ROIC performance, with ROIC defined in the same manner as for the ELTIP. Driven by our unique cooperative structure, we believe that using the ROIC performance metric for this purpose aligns the interests of our directors with the interests of our management and member-owners. The ROIC performance goal levels are established and approved by our Board of Directors prior to each three-year performance period. Deferred Compensation Plan credits are based on ROIC performance results, as detailed on the following pages.

The amounts paid to our Board of Directors are subject to the Recovery Policy.

Director Retirement and Health Care Benefits

    Members of our Board of Directors were eligible for certain retirement and health care benefits in fiscal 2024 based on their election date.

Directors elected prior to September 1, 2011 participate in a defined benefit retirement plan that provides for a monthly benefit for the director's lifetime, beginning at age 60. Benefits are immediately vested, and the monthly benefit is determined according to the following formula: $250 times years of service on the Board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment is made to the retired director's beneficiary in the event of the director's death before 120 payments are made. Effective August 31, 2011, future accruals under the director retirement plan were frozen. Retirement benefits are funded by a rabbi trust, with a balance of $7.2 million as of August 31, 2024.

    Directors and their eligible dependents were eligible to participate in our medical, dental and vision plans in fiscal 2024. We paid 100% of the premium for each director and their eligible dependents while the director was actively serving on the Board. Directors who departed the Board before September 1, 2024 and prior to Medicare eligibility were eligible to continue participation in our medical plan, along with their eligible dependents, with premiums paid up to 100% by CHS depending on the director's years of service to the Board.

Director Deferred Compensation Plan

    Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal 2024, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Beckman, Mr. Clemensen, Mr. Erickson, Mr. Fritel, Mr. Johnsrud, Mr. Kehl, Mr. Meyer and Mr. Throener.

    In addition to any voluntary director deferrals, the company may also credit a retirement contribution to each director's Deferred Compensation Plan. The fiscal 2024 credit to each director's retirement plan account was based on the following ROIC performance goals for fiscal years 2022-2024:

Performance Level	Amount Credited*	CHS Three-Year ROIC Goal
Superior Maximum	$100,000	9.7%
Maximum	$50,000	7.7%
Target	$25,000	6.7%

*The amount credited for the fiscal 2022-2024 performance period was required to be mathematically interpolated when results occurred between the superior performance, maximum and target ROIC performance levels. If results had been less than the target ROIC performance level, the amount credited would have been $25,000.

Actual ROIC performance for the fiscal 2022-2024 performance period was 13.9% and, accordingly, $100,000 was credited for fiscal 2024 to each director's retirement plan account under the Deferred Compensation Plan, except $66,667 was credited for newly elected director Mr. Rossman and $8,333 was credited for former director Mr. Meyer. This amount is reflected in the Director Compensation table.

Upon leaving our Board of Directors during fiscal 2024, a director's credit for that partial fiscal year is the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who joined our Board of Directors during fiscal 2024 received credit for that partial fiscal year based on the actual ROIC performance for the performance period ending in fiscal 2024, prorated from the first of the month following the month in which the director joined our Board of Directors to the end of the fiscal year.

Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

2024 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
	(Dollars)
David Beckman	$125,275	$—	$120,220	$245,495
Clinton J. Blew	143,900	2,198	129,659	275,757
Hal Clemensen	135,150	—	120,653	255,803
Scott Cordes	128,150	—	100,670	228,820
Jon Erickson	109,150	—	120,557	229,707
Mark Farrell	115,150	—	101,419	216,569
Steve Fritel	131,150	1,988	120,459	253,597
Alan Holm	127,400	—	120,630	248,030
David Johnsrud	123,400	—	117,692	241,092
Tracy Jones	127,900	—	126,547	254,447
David Kayser	113,650	2,473	129,869	245,992
Russell Kehl	136,150	—	127,875	264,025
Perry Meyer	36,733	—	15,129	51,862
Anthony Rossman	93,975	—	86,725	180,700
Daniel Schurr	149,900	17,699	122,721	290,320
Jerrad Stroh	126,400	—	130,201	256,601
Kevin Throener	129,650	—	129,879	259,529
Cortney Wagner	125,733	—	100,399	226,132

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Beckman, $13,000; Mr. Clemensen, $16,000; Mr. Erickson, $8,000; Mr. Fritel, $70,200; Mr. Johnsrud, $24,000; Mr. Kehl, $28,000; Mr. Meyer, $4,000; and Mr. Throener, $10,000.

(2) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under his retirement program, and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors including age, service, pension benefit elected (lump sum or annuity), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above. The following directors had the following changes in pension values during fiscal 2024: Mr. Blew, $2,198; Mr. Fritel, $1,988; Mr. Kayser, $2,473; and Mr. Schurr, $17,699.

Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate on applicable funds as determined by the IRS. No directors had above-market earnings during fiscal 2024.

(3) All other compensation includes health insurance premiums, travel accident insurance and related companion travel expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered. The health insurance premiums paid were less than $25,000 for each director, other than Mr. Blew, Mr. Jones, Mr. Kayser, Mr. Kehl, Mr. Stroh and Mr. Throener, for whom we paid health insurance premiums of $29,260, $26,148, $29,260, $27,476, $29,260 and $29,260, respectively.

All other compensation also includes fiscal 2024 director retirement plan Deferred Compensation Plan contributions of $100,000 for each director, except for newly elected director Mr. Rossman, $66,667; and for former director, Mr. Meyer, $8,333.

Compensation Committee Interlocks and Insider Participation

    Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO, and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2024, the members of the Executive Committee were Messrs. Schurr (chair), Blew (first vice chair), Cordes (second vice chair), Holm and Kehl, and the members of the Governance Committee were Mr. Jones (chair), Mr. Kehl (vice chair), and Messrs. Blew, Cordes, Farrell and Kayser. During fiscal 2024, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2024 are, or have been, officers or employees of CHS, other than Mr. Cordes, who was an employee of CHS Hedging until 2016.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Cordes, Clemensen, Erickson, Fritel, Johnsrud, Jones, Kayser, Kehl, Rossman, Throener and Schurr who were a party to related-person transactions.

Compensation Committee Report

The Executive Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee with respect to our CEO) and the Governance Committee (the committee of our Board of Directors that performs the equivalent functions of a compensation committee, other than with respect to our CEO) have each reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC with management and, based on such review and discussions, the Executive Committee and the Governance Committee each recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Executive Committee
Daniel Schurr, Chair
Clinton J. Blew
Scott Cordes
Alan Holm
Russell Kehl

Governance Committee
Tracy Jones, Chair
Clinton J. Blew
Scott Cordes
Mark Farrell
David Kayser
Russell Kehl

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 16, 2024, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Beckman	—	*	—	*
Clinton J. Blew	—	*	—	*
Hal Clemensen	—	*	—	*
Scott Cordes (3)	—	*	14,850	*
Jon Erickson	—	*	—	*
Mark Farrell	3,000	*	—	*
Steven Fritel	—	*	—	*
Alan Holm	—	*	—	*
David Johnsrud	—	*	1,650	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russell Kehl	—	*	—	*
Anthony Rossman	—	*	—	*
Daniel Schurr	—	*	—	*
Jerrad Stroh	—	*	—	*
Kevin Throener	—	*	—	*
Cortney Wagner	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
John Griffith	—	*	—	*
Darin Hunhoff	676	*	—	*
Olivia Nelligan	—	*	—	*
Brandon Smith	—	*	—	*
All other executive officers	—	*	—	*
Directors and executive officers as a group	4,876	*	17,130	*
*Less than 1%.

(1) As of October 16, 2024, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 16, 2024, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2024, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of such director) and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Scott Cordes	$618,611	$1,036
Jon Erickson	422,186	5,083
David Johnsrud	3,089,318	24,125
Tracy Jones	3,774,558	35,748
David Kayser	1,148,643	8,314
Russell Kehl	9,598,957	33,919
Perry Meyer	588,041	2,334
Anthony Rossman	1,746,701	23,521
Kevin Throener	2,150,121	17,369

    Clemensen Farms, Inc., which is owned by our director Hal Clemensen, entered into two crop input loans with CHS Capital in November 2022 ("2022 Clemensen Loans") and one crop input loan in November 2023 ("2023 Clemensen Loan"). The 2022 Clemensen Loans have an interest rate of 0% per annum, and mature in February 2025. The 2023 Clemensen Loan has an interest rate of 0% per annum and matures in February 2025. The largest aggregate amount of principal outstanding under the 2022 Clemensen Loans during the year ended August 31, 2024, was $148,902, and the balance on August 31, 2024, was $109,147. The largest aggregate amount of principal outstanding under the 2023 Clemensen Loan during the year ended August 31, 2024, and the balance outstanding on August 31, 2024, was $57,256. During the year ended August 31, 2024, no principal or interest was paid on the 2022 Clemensen Loans or the 2023 Clemensen Loan.

Jones Farm Partnership, which is owned by our director Tracy Jones, entered into three 2024 crop inputs loans with CHS Capital in January 2024 ("Jones Loans"). The Jones Loans accrue interest at the rates of 5.0%, 1.9% and 0% per annum, payable upon maturity in January 2025. The largest aggregate amount of principal outstanding under the Jones Loans during the year ended August 31, 2024, and the balance on August 31, 2024 was $804,852. During the year ended August 31, 2024, no principal or interest was paid on the Jones Loans.

Our director David Kayser entered into a crop input loan with CHS Capital in December 2021 with a maturity date of January 2025 ("Kayser Loan"). The Kayser Loan accrues interest at the rate of 1.9% per annum, payable upon maturity. The largest aggregate amount of principal outstanding under the Kayser Loan during the year ended August 31, 2024 and the balance on August 31, 2024, was $140,000. During the year ended August 31, 2024, no principal or interest was paid on the Kayser Loan.

Kehl Farms, LLC, which is owned by our director Russell Kehl, entered into three 2024 crop inputs loans with CHS Capital in April 2024 with a maturity date of March 2025 ("Kehl Loans"). The Kehl Loans accrue interest at the rates of 11.4%, 5.0% and 1.9% per annum. During the year ended August 31, 2024, $1,425 in interest was paid on the Kehl Loans. The largest aggregate amount of principal outstanding under the Kehl Loans during the year ended August 31, 2024, and the balance on August 31, 2024, was $6,848,732.
In December 2021, our director Kevin Throener entered into two crop inputs loans with CHS Capital with a maturity date in December 2024 ("Throener Loans"). The Throener Loans accrue interest at the rates of 1.9% per annum. The largest aggregate amount of principal outstanding under the Throener Loan during the year ended August 31, 2024, and the balance on August 31, 2024, was $250,000. During the year ended August 31, 2024, no principal or interest was paid on the Throener Loans.

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

    Related persons include any of our directors or executive officers and any of their immediate family members, as defined by the SEC. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of the Audit Committee. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of CHS. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with CHS in which the officers or directors or their immediate family members have an interest. We also review our business records to identify potentially qualifying transactions between a related party and us. In addition, we have a written policy addressing related persons (included in our Code of Conduct) that describes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department of any such transactions.

Director Independence

    We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting of members. Nominations for director elections are made by the voting members at each regional caucus held during our annual meeting of members. Neither the Board of Directors nor management of CHS participates in the nomination process. Accordingly, we have no nominating committee.

    The following directors satisfy the definition of director independence set forth in the rules of The Nasdaq:

Independent Directors
David Beckman	Steve Fritel	Daniel Schurr
Clinton J. Blew	Alan Holm	Jerrad Stroh
Hal Clemensen	David Kayser	Kevin Throener
Jon Erickson	Russell Kehl	Cortney Wagner
Mark Farrell	Anthony Rossman

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2024 and 2023:

	2024	2023
	(Dollars in thousands)
Audit fees (1)	$5,370	$5,270
Audit-related fees (2)	86	57
Tax fees (3)	544	1,137
All other fees (4)	2	5
Total	$6,002	$6,469
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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Annual Report on Form 10-K.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2024	$76,627	$8,359	$(5,177)	$79,809
2023	127,917	2,348	(53,638)	76,627
2022	143,722	25,289	(41,094)	127,917

Valuation allowance for deferred tax assets
2024	$182,466	$6,745	$(22,621)	$166,590
2023	189,685	9,705	(16,924)	182,466
2022	208,810	18,341	(37,466)	189,685
*Net of reserve adjustments.

    (a)(3) EXHIBITS

EXHIBIT INDEX

2.1
Second Amended and Restated Limited Liability Company Agreement dated as of December 18, 2015 between CHS Inc. and CF Industries Sales, LLC. (Incorporated by reference to our Current Report on Form 8-K, filed December 21, 2015). (**)

3.1	Amended and Restated Articles of Incorporation of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2021).
3.2	Amended and Restated Bylaws of CHS Inc. (Incorporated by reference to our Current Report on Form 8-K, filed December 11, 2023).
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
10.1A
Amendment No. 1 to Employment Agreement, dated as of November 5, 2020, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020). (+)

10.1B
Amendment No. 2 to Employment Agreement, dated as of November 3, 2021, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021). (+)

10.1C
Amendment No. 3 to Employment Agreement, dated as of November 1, 2022, between CHS Inc. and Jay D. Debertin (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022). (+)

10.1D
Amendment No. 4 to Employment Agreement, dated as of November 7, 2023, between CHS Inc. and Jay D. Debertin. (Incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023). (+)

10.2	CHS Inc. Supplemental Executive Retirement Plan (2024 Restatement). (*)(+)
10.3	CHS Inc. FY25 Annual Variable Pay Plan Master Plan Document. (*)(+)
10.4	CHS Inc. Executive Long-Term Incentive Plan Document (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2024, filed July 10, 2024). (+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.8	CHS Inc. Deferred Compensation Plan Master Plan Document (2024 Restatement). (*)(+)
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
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

10.20E
Fifth Amendment, dated as of October 29, 2024, to that certain Credit Agreement (5-Year Term Revolver Loan) (previously referred to as the 2015 Credit Agreement (10-Year Term Loan)), dated as of September 4, 2015, as amended. (Incorporated by reference to our Current Report on Form 8-K, filed October 31, 2024).

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

10.24
Note Purchase Agreement, dated April 18, 2024, among CHS Inc. and each of the Purchasers signatory thereto. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2024, filed July 10, 2024).

10.25
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

10.25B
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

10.25C
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

10.25D
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

10.25E
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

10.25F
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

10.25G
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

10.25H
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

10.25I
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

10.26
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

10.26A
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

10.26B
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

10.26C
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

10.26D
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

10.26E
Thirteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 29, 2023, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023).

10.26F	Fourteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 28, 2024, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (*)
10.27
Performance Guaranty, dated as of July 22, 2016, executed by CHS Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020. filed November 5, 2020).

10.27A
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

10.28
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

10.28A	Amendment No. 1 to the Framework Agreement, dated as of July 23, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.28B	Amendment No. 2 to the Framework Agreement, dated as of August 29, 2019. (Incorporated by reference to our Form 10-Q for the quarterly period ended November 30, 2019, filed January 8, 2020).
10.28C	Amendment No. 3 to the Framework Agreement, dated as of June 26, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.28D	Amendment No. 4 to the Framework Agreement, dated as of September 24, 2020. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).
10.28E	Amendment No. 5 to the Framework Agreement, dated as of August 31, 2021. (Incorporated by reference to our Form 10-K for the year ended August 31, 2021, filed November 4, 2021).
10.28F	Amendment No. 6 to the Framework Agreement, dated as of August 30, 2022. (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022).
10.29
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

10.29A
Amendment No. 1 to Master Framework Agreement, dated as of July 8, 2024 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2024, filed July 10, 2024).

10.29B
Amendment No. 2 to Master Framework Agreement, dated as of August 28, 2024 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (*)

10.30
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

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

10.31A
Amendment No. 1 to 1996 SIFMA Master Repurchase Agreement, dated as of June 26, 2020, between CHS Capital, LLC, as seller, CHS Inc., as guarantor, and MUFG Bank Ltd., as buyer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2020, filed November 5, 2020).

10.32
Guaranty, dated as of September 4, 2018, by CHS Inc. in favor of the buyer under the Framework Agreement. (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

10.33	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
10.34	Letter Agreement, dated January 1, 2021, between CHS Inc. and Brandon Smith. (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022). (+)
19.1	Insider Trading Policy. (Incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023).
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
97.1	CHS Inc. Incentive Compensation Recovery Policy. (*)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document. (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed herewith.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

    (c) SCHEDULES

    None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2024.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 6, 2024:

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
Anthony Rossman

*	Director
Jerrad Stroh

*	Director
Kevin Throener

*	Director
Cortney Wagner

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CHS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equities and of cash flows for each of the three years in the period ended August 31, 2024, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2024, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Grain and Oilseed Inventories and Grain and Oilseed Forward Commodity Purchase and Sales Contracts

As described in Notes 4, 15, and 16 to the consolidated financial statements, the Company's grain and oilseed inventories were $888.8 million as of August 31, 2024, and commodity derivatives in an asset and liability position were $165.7 million and $221.8 million, respectively, as of August 31, 2024, of which grain and oilseed make up the majority of forward commodity purchase and sales contracts. Management enters into various derivative instruments to manage the Company's exposure to movements primarily associated with agricultural and energy commodity prices. The net realizable value of grain and oilseed inventories and fair value of grain and oilseed forward commodity purchase and sales contracts are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter markets.

The principal considerations for our determination that performing procedures relating to the valuation of grain and oilseed inventories and grain and oilseed forward commodity purchase and sales contracts is a critical audit matter are (i) the significant judgment by management to determine the net realizable value of grain and oilseed inventories and the fair value of grain and oilseed forward commodity purchase and sales contracts and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's inputs related to exchange traded prices and/or recent market bids and offers, including location-specific adjustments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management's process for determining the net realizable value of grain and oilseed inventories and the fair value of grain and oilseed forward commodity purchase and sales contracts; (ii) evaluating the appropriateness of the valuation models; (iii) testing the accuracy of the underlying data used in the valuations; and (iv) evaluating the reasonableness of inputs used by management related to the exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Evaluating management's inputs related to the exchange traded prices and/or recent market bids and offers, including location-specific adjustments involved (i) comparing the exchange traded prices and/or recent market bids and location-specific inputs to third-party information; and (ii) comparing the location-specific adjustments to broker or dealer quotations or market transactions in either listed or over-the-counter markets.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 6, 2024

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2024	2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$794,865	$1,765,286
Receivables	3,549,917	3,105,811
Inventories	3,067,415	3,215,179
Other current assets	1,296,586	1,042,373
Total current assets	8,708,783	9,128,649
Investments	3,780,967	3,828,872
Property, plant and equipment	5,177,355	4,869,373
Other assets	1,047,970	1,130,524
Total assets	$18,715,075	$18,957,418
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$306,831	$547,923
Current portion of long-term debt	337,266	7,839
Accounts payable	2,697,290	2,930,607
Accrued expenses	783,945	773,054
Other current liabilities	1,275,482	1,639,771
Total current liabilities	5,400,814	5,899,194
Long-term debt	1,824,194	1,819,819
Other liabilities	728,143	786,016
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,982,369	5,911,649
Accumulated other comprehensive loss	(296,542)	(265,395)
Capital reserves	2,805,526	2,537,486
Total CHS Inc. equities	10,755,391	10,447,778
Noncontrolling interests	6,533	4,611
Total equities	10,761,924	10,452,389
Total liabilities and equities	$18,715,075	$18,957,418

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2024	2023	2022
	(Dollars in thousands)
Revenues	$39,261,229	$45,590,004	$47,791,666
Cost of goods sold	37,509,902	43,213,739	45,664,745
Gross profit	1,751,327	2,376,265	2,126,921
Marketing, general and administrative expenses	1,166,969	1,032,765	997,835
Operating earnings	584,358	1,343,500	1,129,086
Interest expense	104,064	137,442	114,156
Other income	(137,630)	(112,131)	(23,760)
Equity income from investments	(479,863)	(689,590)	(771,327)
Income before income taxes	1,097,787	2,007,779	1,810,017
Income tax (benefit) expense	(4,872)	107,655	132,116
Net income	1,102,659	1,900,124	1,677,901
Net income (loss) attributable to noncontrolling interests	340	(314)	(861)
Net income attributable to CHS Inc.	$1,102,319	$1,900,438	$1,678,762

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$1,102,659	$1,900,124	$1,677,901
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	(22,048)	(5,285)	(27,255)
Cash flow hedges	(255)	(6,811)	4,019
Foreign currency translation adjustment	(8,844)	2,036	(15,708)
Other comprehensive loss, net of tax	(31,147)	(10,060)	(38,944)
Comprehensive income	1,071,512	1,890,064	1,638,957
Comprehensive income (loss) attributable to noncontrolling interests	340	(314)	(861)
Comprehensive income attributable to CHS Inc.	$1,071,172	$1,890,378	$1,639,818

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2024, 2023 and 2022
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2021	$3,583,911	$28,431	$1,634,896	$2,264,038	$(216,391)	$1,713,976	$8,465	$9,017,326
Reversal of prior year patronage and redemption estimates	100,000	—	(230,290)	—	—	280,290	—	150,000
Distribution of 2021 patronage refunds	—	—	235,576	—	—	(286,602)	—	(51,026)
Redemptions of equities	(101,420)	(501)	(9,897)	—	—	—	—	(111,818)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(4,163)	3	(7,971)	—	—	585	(1,959)	(13,505)
Net income (loss)	—	—	—	—	—	1,678,762	(861)	1,677,901
Other comprehensive loss, net of tax	—	—	—	—	(38,944)	—	—	(38,944)
Estimated 2022 patronage refunds	508,803	—	153,858	—	—	(1,162,661)	—	(500,000)
Estimated 2022 equity redemptions	(500,000)	—	—	—	—	—	—	(500,000)
Balances, August 31, 2022	3,587,131	27,933	1,776,172	2,264,038	(255,335)	2,055,682	5,645	9,461,266
Reversal of prior year patronage and redemption estimates	(8,803)	—	(153,858)	—	—	1,162,661	—	1,000,000
Distribution of 2022 patronage refunds	516,415	—	154,548	—	—	(1,174,020)	—	(503,057)
Redemptions of equities	(482,662)	(331)	(12,797)	—	—	—	—	(495,790)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(1,821)	(44)	(518)	—	—	1,677	(720)	(1,426)
Net income (loss)	—	—	—	—	—	1,900,438	(314)	1,900,124
Other comprehensive loss, net of tax	—	—	—	—	(10,060)	—	—	(10,060)
Estimated 2023 patronage refunds	706,125	—	169,159	—	—	(1,240,284)	—	(365,000)
Estimated 2023 equity redemptions	(365,000)	—	—	—	—	—	—	(365,000)
Balances, August 31, 2023	3,951,385	27,558	1,932,706	2,264,038	(265,395)	2,537,486	4,611	10,452,389
Reversal of prior year patronage and redemption estimates	(341,125)	—	(169,159)	—	—	1,240,284	—	730,000
Distribution of 2023 patronage refunds	708,106	—	169,232	—	—	(1,243,350)	—	(366,012)
Redemptions of equities	(342,298)	(288)	(13,339)	—	—	—	—	(355,925)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	13	(9)	(106)	—	—	(2,852)	1,582	(1,372)
Net income	—	—	—	—	—	1,102,319	340	1,102,659
Other comprehensive loss, net of tax	—	—	—	—	(31,147)	—	—	(31,147)
Estimated 2024 patronage refunds	77,262	—	282,431	—	—	(659,693)	—	(300,000)
Estimated 2024 equity redemptions	(300,000)	—	—	—	—	—	—	(300,000)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2024	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,102,659	$1,900,124	$1,677,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	569,891	539,521	536,493
Equity income from investments, net of distributions received	64,332	(81,272)	(48,847)
Provision for current expected credit losses	5,631	(15,624)	19,920
Gain/recovery on sale of business	—	300	(13,083)
Deferred taxes	(109,846)	(6,429)	39,548
Other, net	(35,427)	(44,546)	(17,833)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(335,974)	645,781	(547,564)
Inventories	147,764	437,692	(317,918)
Accounts payable and accrued expenses	(213,788)	(127,399)	555,446
Other, net	77,638	36,034	62,455
Net cash provided by operating activities	1,272,880	3,284,182	1,946,518
Cash flows from investing activities:
Acquisition of property, plant and equipment	(808,763)	(564,522)	(354,444)
Proceeds from disposition of property, plant and equipment	15,819	29,645	14,318
Expenditures for major maintenance	(22,748)	(217,413)	(24,768)
Proceeds from sale of business	—	64	73,152
Purchases of investments	(500,179)	—	—
Changes in CHS Capital notes receivable, net	(100,184)	(203,843)	(161,340)
Other investing activities, net	(15,533)	5,878	(4,002)
Net cash used in investing activities	(1,431,588)	(950,191)	(457,084)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	3,842,339	7,183,395	20,730,750
Payments on notes payable, long-term debt and finance lease obligations	(3,768,121)	(7,385,813)	(21,515,920)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(355,925)	(495,790)	(111,818)
Cash patronage dividends paid	(366,012)	(503,057)	(51,026)
Other financing activities, net	2,134	(25,535)	2,994
Net cash used in financing activities	(814,253)	(1,395,468)	(1,113,688)
Effect of exchange rate changes on cash and cash equivalents	2,236	2,590	(14,756)
(Decrease) increase in cash and cash equivalents and restricted cash	(970,725)	941,113	360,990
Cash and cash equivalents and restricted cash at beginning of period	1,844,587	903,474	542,484
Cash and cash equivalents and restricted cash at end of period	$873,862	$1,844,587	$903,474
Supplemental cash flow information:
Cash paid for interest	$100,542	$139,424	$113,726
Cash paid for income taxes, net of refunds	129,065	184,444	19,712
Other significant noncash investing and financing transactions:
Capital expenditures and major maintenance incurred but not yet paid	$54,807	$66,492	$55,214
Finance lease obligations incurred	8,772	16,505	18,875
Accrual of patronage dividends and equity redemptions	600,000	730,000	1,000,000

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

	August 31,
	2024	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$794,865	$1,765,286	$793,957
Restricted cash included in other current assets	78,997	79,301	109,517
Total cash and cash equivalents and restricted cash	$873,862	$1,844,587	$903,474

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosure about certain costs and expenses in the notes to financial statements. This ASU is effective for our annual reporting for fiscal 2028 on either a prospective or retrospective basis and for interim reporting periods beginning in fiscal 2029. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Shipping and Handling Costs

    Shipping and handling amounts billed to a customer as part of a sales transaction under ASC Topic 606 are included in revenues, and the related costs are included in cost of goods sold. Shipping and handling is treated as a fulfillment activity, rather than a promised service, and therefore is not considered a separate performance obligation.

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

Disaggregation of Revenues

    The following table presents revenues recognized under ASC Topic 606, disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the years ended August 31, 2024, 2023 and 2022. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470 and ASC Topic 842, Leases ("ASC Topic 842"), that fall outside the scope of ASC Topic 606.

	Year ended August 31, 2024
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$7,882,666	$883,829	$—	$8,766,495
Ag	8,833,872	21,571,954	11,033	30,416,859
Corporate and Other	24,649	—	53,226	77,875
Total revenues	$16,741,187	$22,455,783	$64,259	$39,261,229

	Year ended August 31, 2023
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$8,996,149	$1,100,764	$—	$10,096,913
Ag	9,808,664	25,606,485	10,055	35,425,204
Corporate and Other	26,001	—	41,886	67,887
Total revenues	$18,830,814	$26,707,249	$51,941	$45,590,004

	Year ended August 31, 2022
Reportable Segment*	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$9,302,400	$992,374	$—	$10,294,774
Ag	10,784,831	26,646,003	29,377	37,460,211
Corporate and Other	16,625	—	20,056	36,681
Total revenues	$20,103,856	$27,638,377	$49,433	$47,791,666
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Consolidated Balance Sheets and were $34.7 million and $16.2 million as of August 31, 2024 and 2023, respectively.

    Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $248.8 million and $240.0 million as of August 31, 2024 and 2023, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets, and are recognized as revenues within the next respective fiscal year.

Note 3        Receivables

    Receivables as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Trade accounts receivable	$2,232,203	$2,010,162
CHS Capital short-term notes receivable	944,861	845,192
Other	452,662	327,084
Gross receivables	3,629,726	3,182,438
Less allowances and reserves	79,809	76,627
Total receivables	$3,549,917	$3,105,811

Trade Accounts Receivable

    Trade accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses in accordance with ASC Topic 326, Financial Instruments - Credit Losses ("ASC Topic 326"). The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses. Receivables from related parties are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2024 or 2023.

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $74.6 million and $61.1 million as of August 31, 2024 and 2023, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31, 2024 and 2023, commercial notes represented 18% and 15%, respectively, and producer notes represented 82% and 85%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2024, CHS Capital customers had additional available credit of $1.2 billion.

Allowance for Loan Losses

    CHS Capital maintains an allowance for loan losses that is an estimate of current expected losses inherent in the loans receivable portfolio. In accordance with ASC Topic 326, the allowance for loan losses is based on our current expectation for future losses, which takes into consideration historical loss experience, third-party industry forecasts, as well as other quantitative and qualitative factors addressing operational risks and industry trends. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance for loan losses. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2024 or 2023, and the allowance for loan losses related to CHS Capital notes were not material as of either date.

Interest Income

Interest income is recognized on the accrual basis using a method that computes simple interest on a daily basis. Accrual of interest on commercial loans receivable is discontinued at the time the receivable is 90 days past due unless the loan is well-collateralized and in process of collection. Past due status is based on contractual terms of the loan. Producer loans receivable are placed in nonaccrual status based on estimates and analysis due to the annual debt service terms inherent to CHS Capital producer loans. In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

Troubled Debt Restructurings

    Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor, for economic reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or the acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings during the years ended August 31, 2024, 2023 and 2022, and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2024 or 2023.

Loan Participations

    For the years ended August 31, 2024 and 2023, CHS Capital sold $47.9 million and $60.8 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sales resulted in the removal of notes receivable from the Consolidated Balance Sheets. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to the servicing of notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

    Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements, we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops being produced. The financing is collateralized by future crops, land and physical assets of the farmers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred during the years ended August 31, 2024, 2023 and 2022, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2024 or 2023.

Note 4        Inventories

    Inventories as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Grain and oilseed	$888,768	$1,099,956
Energy	720,636	645,333
Agronomy	1,126,916	1,111,477
Processed grain and oilseed	124,686	141,360
Other	206,409	217,053
Total inventories	$3,067,415	$3,215,179

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

As of August 31, 2024 and 2023, we valued approximately 18% and 16%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $456.3 million and $589.0 million as of August 31, 2024 and 2023, respectively. There were no liquidations of LIFO inventories during fiscal 2024 or fiscal 2023.

Note 5        Other Current Assets

Other current assets as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Short-term investments	$500,921	$—
Derivative assets (Note 15)	177,111	320,119
Margin and related deposits	176,821	342,872
Prepaid expenses	202,392	149,682
Supplier advance payments	133,678	136,304
Restricted cash (Note 1)	78,997	79,301
Other	26,666	14,095
Total other current assets	$1,296,586	$1,042,373

Short-Term Investments

Our short-term investments balance is comprised of time deposits with a maturity of greater than 90 days and less than 12 months at the date of acquisition.

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

Note 6        Investments

    Investments as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Equity method investments
CF Industries Nitrogen, LLC	$2,544,530	$2,577,391
Ventura Foods, LLC	511,231	519,169
Ardent Mills, LLC	234,021	265,146
Other equity method investments	353,413	337,281
Other investments	137,772	129,885
Total investments	$3,780,967	$3,828,872

Joint ventures and other investments in which we have significant ownership and influence but not control, are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen and Ventura Foods, LLC ("Ventura Foods"), which are summarized below. In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We had approximately $612.2 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2024.

    All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. We have elected to use the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions. Our share in the income or loss of our equity method investments is recorded within equity income from investments in the Consolidated Statements of Operations. Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs requiring an adjustment. Investments in other cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, plus patronage dividends received in the form of capital stock and other equities. Patronage dividends are recorded as a reduction to cost of goods sold at the time qualified written notices of allocation are received. Investments in debt and equity instruments are carried at amounts that approximate fair values.

CF Nitrogen

We have a $2.5 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. The investment consists of an approximate 8.4% membership interest (based on product tons) in CF Nitrogen. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through fiscal 2096. Our purchases under the supply agreement are based on prevailing market prices and we receive semiannual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for the semiannual cash distributions. Cash distributions received from CF Nitrogen for the years ended August 31, 2024, 2023 and 2022, were $308.4 million, $458.9 million and $618.7 million, respectively.

    The following tables provide aggregate summarized financial information for CF Nitrogen for balance sheets as of August 31, 2024 and 2023, and statements of operations for the 12 months ended August 31, 2024, 2023 and 2022:

	2024	2023
	(Dollars in thousands)
Current assets	$604,466	$899,246
Noncurrent assets	4,929,772	5,355,732
Current liabilities	244,867	281,153
Noncurrent liabilities	1,935	1,128

	2024	2023	2022
	(Dollars in thousands)
Net sales	$3,588,649	$5,070,489	$6,609,758
Gross profit	1,232,346	2,194,363	3,318,189
Net earnings	1,186,890	2,173,715	3,249,005
Earnings attributable to CHS Inc.	275,531	394,678	593,182

Ventura Foods

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment and our share of the results of Ventura Foods is included in Corporate and Other.

    The following tables provide aggregate summarized financial information for our equity method investment in Ventura Foods for balance sheets as of August 31, 2024 and 2023, and statements of operations for the 12 months ended August 31, 2024, 2023 and 2022:

	2024	2023
	(Dollars in thousands)
Current assets	$792,468	$1,041,799
Noncurrent assets	886,673	609,021
Current liabilities	426,281	335,000
Noncurrent liabilities	256,126	303,209

	2024	2023	2022
	(Dollars in thousands)
Net sales	$3,172,061	$3,552,194	$3,386,998
Gross profit	468,028	547,107	333,368
Net earnings	216,042	406,271	117,666
Earnings attributable to CHS Inc.	108,021	203,136	58,833

    Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

Major classes of property, plant and equipment, including finance lease assets, are summarized in the table below as of August 31, 2024 and 2023.

	2024	2023
	(Dollars in thousands)
Land and land improvements	$404,465	$350,703
Buildings	1,394,911	1,242,913
Machinery and equipment	8,223,650	7,979,164
Office equipment and other	548,368	498,430
Construction in progress	859,039	630,542
Gross property, plant and equipment	11,430,433	10,701,752
Less accumulated depreciation and amortization	6,253,078	5,832,379
Total property, plant and equipment	$5,177,355	$4,869,373

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

    Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2024, 2023 and 2022, was $474.8 million, $457.9 million and $458.2 million, respectively.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted, estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal 2024, fiscal 2023 or fiscal 2022.

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

Note 8        Other Assets

    Other assets as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Goodwill	$179,976	$179,976
Customer lists, trademarks and other intangible assets	42,105	46,980
Notes receivable (Note 3)	94,325	76,919
Long-term derivative assets (Note 15)	2,853	1,119
Prepaid pension and other benefits (Note 13)	75,935	78,819
Capitalized major maintenance	223,119	289,377
Cash value life insurance	152,772	134,126
Operating lease right of use assets (Note 19)	218,844	254,844
Other	58,041	68,364
Total other assets	$1,047,970	$1,130,524

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

There were no changes in the net carrying amount of goodwill during fiscal 2024 or fiscal 2023.

No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method of accounting, and allocated expenses.

No goodwill impairments were identified as a result of our annual goodwill analyses performed as of July 31, 2024, 2023 or 2022. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future.

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

	August 31, 2024			August 31, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$86,389	$(46,480)	$39,909	$85,341	$(41,374)	$43,967
Trademarks and other intangible assets	11,051	(8,855)	2,196	11,332	(8,319)	3,013
Total intangible assets	$97,440	$(55,335)	$42,105	$96,673	$(49,693)	$46,980

Intangible asset amortization expense for the years ended August 31, 2024, 2023 and 2022, was $6.9 million, $6.7 million and $6.8 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for future years is as follows:

(Dollars in thousands)
2025	$6,694
2026	6,513
2027	6,458
2028	6,341
2029	4,706
Thereafter	11,393
Total	$42,105

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2024, 2023 and 2022, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2024	$289,377	$21,909	$(88,167)	$223,119
2023	147,521	216,762	(74,906)	289,377
2022	196,641	25,401	(74,521)	147,521

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

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2024.

Notes Payable

Notes payable as of August 31, 2024 and 2023, consisted of the following:

	Weighted-Average Interest Rate
	2024	2023	2024	2023
			(Dollars in thousands)
Notes payable	3.64%	5.37%	$163,136	$375,932
CHS Capital notes payable	4.34%	4.24%	143,695	171,991
Total notes payable			$306,831	$547,923

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of August 31, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

In addition to our facilities referenced above, our international subsidiaries have lines of credit with $162.7 million outstanding as of August 31, 2024.

CHS Capital Notes Payable

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of August 31, 2024, total availability under the Securitization Facility was $778.4 million, of which no amount was utilized.

We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. No balance was outstanding under the Repurchase Facility as of August 31, 2024.

On August 28, 2024, we amended both the Securitization and Repurchase Facilities to extend the terms of the facilities to August 27, 2025.

CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. The total commitments under the program were $100.0 million; however, no amounts were borrowed under these commitments as of August 31, 2024.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $143.7 million as of August 31, 2024.

Long-Term Debt

    During the year ended August 31, 2024, we repaid approximately $366.1 million of long-term debt consisting of scheduled debt maturities and optional prepayments. On April 18, 2024, we entered into a Note Purchase Agreement to borrow $700.0 million of long-term debt in the form of notes; the funding of these notes took place on July 16, 2024. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2024 and 2023, are presented in the table below:

	2024	2023
	(Dollars in thousands)
3.85% unsecured notes $80 million face amount, due in fiscal 2025	$80,000	$80,000
3.80% unsecured notes $100 million face amount, due in fiscal 2025	100,000	100,000
4.58% unsecured notes $150 million face amount, due in fiscal 2025	150,000	150,000
4.82% unsecured notes $80 million face amount, due in fiscal 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
3.24% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
5.68% unsecured notes $150 million face amount, due in fiscal 2030	150,000	150,000
3.48% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
5.84% unsecured notes $150 million face amount, due in fiscal 2032	150,000	—
3.58% unsecured notes $65 million face amount, due in fiscal 2033	65,000	65,000
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
5.93% unsecured notes $150 million face amount, due in fiscal 2034	150,000	—
3.73% unsecured notes $115 million face amount, due in fiscal 2036	115,000	115,000
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
6.05% unsecured notes $150 million face amount, due in fiscal 2037	150,000	—
6.13% unsecured notes $250 million face amount, due in fiscal 2039	250,000	—
Private placement debt	2,113,000	1,413,000
6.85% unsecured term loan from cooperative and other banks, due in fiscal 2026 (a)	1,000	366,000
Term loan	1,000	366,000
Finance lease liabilities	49,511	49,235
Deferred financing costs	(4,562)	(3,127)
Other, including notes and contracts with interest rates from 3.9% to 9.0%	2,511	2,550
Total long-term debt	2,161,460	1,827,658
Less current portion	337,266	7,839
Long-term portion	$1,824,194	$1,819,819
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

    As of August 31, 2024, the fair value of our long-term debt is estimated to be $2.1 billion based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

On October 29, 2024, we amended our 10-year term loan facility (the “Facility”). The amendment reduced the size of the Facility to $300.0 million, and converted it into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2025. On October 29, 2025, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on October 29, 2029. The Facility does have an option to extend the revolving period for an additional year at our choosing. Any extension would not change the final payable date of October 29, 2029. There was $1.0 million outstanding under this facility as of August 31, 2024.

Long-term debt outstanding as of August 31, 2024, has aggregate maturities, excluding fair value adjustments and finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2025	$330,620
2026	81,620
2027	58,621
2028	190,600
2029	150
Thereafter	1,455,000
Total	$2,116,611

    Interest expense for the years ended August 31, 2024, 2023 and 2022, was $104.1 million, $137.4 million and $114.2 million, respectively, net of capitalized interest of $25.7 million, $14.0 million and $6.1 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Customer margin deposits and credit balances	$95,369	$197,315
Customer advance payments	337,045	356,760
Derivative liabilities (Note 15)	243,068	355,696
Dividends and equity payable (Note 12)	600,000	730,000
Total other current liabilities	$1,275,482	$1,639,771

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

The provision for (benefit from) income taxes for the years ended August 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
	(Dollars in thousands)
Current:
Federal	$21,608	$66,672	$56,582
State	23,750	36,925	24,224
Foreign	30,338	3,735	9,833
Total current	75,696	107,332	90,639
Deferred:
Federal	(63,605)	7,799	41,710
State	(15,686)	(7,661)	491
Foreign	(1,277)	185	(724)
Total deferred	(80,568)	323	41,477
Total	$(4,872)	$107,655	$132,116

    Domestic income before income taxes was $1.0 billion, $2.0 billion and $1.8 billion for the years ended August 31, 2024, 2023 and 2022, respectively. Foreign income (loss) before income taxes was $66.9 million, $55.4 million and ($4.9) million for the years ended August 31, 2024, 2023 and 2022, respectively.

     Deferred tax assets and liabilities as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$56,062	$51,960
Postretirement health care and deferred compensation	58,866	51,635
Tax credit carryforwards	91,114	97,730
Loss carryforwards	88,887	111,963
Nonqualified equity	533,784	467,519
Lease obligations	52,980	62,225
Capitalized research and development	69,556	17,941
Other	19,592	25,223
Deferred tax assets valuation allowance	(166,590)	(182,466)
Total deferred tax assets	804,251	703,730
Deferred tax liabilities:
Pension costs	7,003	10,596
Investments	130,171	129,683
Property, plant and equipment	618,419	625,403
Lease right of use assets	51,872	60,501
Total deferred tax liabilities	807,465	826,183
Net deferred tax liabilities	$3,214	$122,453

    We had total gross loss carryforwards of $275.5 million, as of August 31, 2024, of which $62.8 million will expire over periods ranging from fiscal 2025 to fiscal 2035. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2024. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. Our McPherson refinery's gross state tax credit carryforwards for income tax were approximately $115.3 million and $116.6 million as of August 31, 2024 and 2023, respectively. The refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis. Our state tax credits of $115.3 million will begin to expire during fiscal 2025.

    The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	0.5	1.1	1.1
Patronage earnings	(12.6)	(13.0)	(13.6)
Domestic production activities deduction	(6.8)	(3.2)	(3.2)
Export activities at rates other than the U.S. statutory rate	1.4	(0.2)	0.4
Intercompany transfer of business assets	—	—	(0.1)
Increase in unrecognized tax benefits	2.7	—	—
Valuation allowance	(0.1)	—	0.2
Tax credits	(6.2)	—	—
Other	(0.3)	(0.3)	1.5
Effective tax rate	(0.4)%	5.4%	7.3%

Primary drivers of fiscal 2024 income tax benefit were decreased nonpatronage earnings compared to fiscal 2023, recognition of research and development tax credits and the current Domestic Production Activities Deduction ("DPAD") benefit. Primary drivers of the fiscal 2023 and 2022 income tax expense were increased nonpatronage earnings and other nondeductible items, which were partially offset by the current DPAD benefit.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Fiscal years 2017 and 2019 remain subject to examination for certain issues.

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

	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$125,853	$124,959	$122,149
Additions attributable to current year tax positions	2,027	—	—
Additions attributable to prior year tax positions	32,569	894	2,810
Reductions attributable to prior year tax positions	(85,513)	—	—
Reductions attributable to statute expiration	(9,821)	—	—
Balance at end of period	$65,115	$125,853	$124,959

    If we were to prevail on all positions taken in relation to uncertain tax positions, $65.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

    We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized benefits of $2.1 million, $0.8 million and $0.7 million for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations for the years ended August 31, 2024, 2023 and 2022, respectively, and a related $6.2 million and $3.7 million interest payable on our Consolidated Balance Sheets as of August 31, 2024 and 2023, respectively.

Note 12        Equities

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2024 are estimated to be $659.7 million, with the qualified cash portion estimated to be $300.0 million, estimated qualified equity distributions of $77.3 million and estimated nonqualified equity distributions of $282.4 million.

The following table presents estimated patronage distributions for the year ending August 31, 2024, and actual patronage distributions for the years ended August 31, 2023, 2022 and 2021:

	2025	2024	2023	2022
	(Dollars in millions)
Patronage distributed in cash	$300.0	$366.0	$503.1	$51.0
Patronage distributed in equity	359.7	877.3	670.9	235.6
Total patronage distributed	$659.7	$1,243.3	$1,174.0	$286.6

    Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 10% of the earnings from patronage business for fiscal 2024, 2023 and 2022 be added to our capital reserves.

    Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for nonindividuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2024, which will be distributed in fiscal 2025, to be approximately $300.0 million. This amount is classified as a current liability on our August 31, 2024, Consolidated Balance Sheet. During the years ended August 31, 2024, 2023 and 2022, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $355.9 million, $495.8 million and $111.8 million, respectively.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of August 31, 2024, all shares of which are listed on the Global Select Market of The Nasdaq:

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

(b) The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 2 accumulated dividends at a rate of 7.10% per year until March 31, 2024, and subsequently fixed at a rate of 7.10%, based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.

(c) The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulated dividends at a rate of 6.75% per year until September 30, 2024, and subsequently fixed at a rate of 6.75%,based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.

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

Preferred Stock Dividends

    We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2024, 2023 and 2022. As of August 31, 2024, the Board of Directors had not authorized the issuance of any preferred shares that were not outstanding.

    The following is a summary of dividends per share by series of preferred stock for the years ended August 31, 2024 and 2023:

		Years Ended August 31,
	Nasdaq Symbol	2024	2023
		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88	1.88

Accumulated Other Comprehensive Loss

    Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2024, 2023 and 2022 are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2021, net of tax	$(141,385)	$4,824	$(79,830)	$(216,391)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(52,163)	(2,161)	(15,809)	(70,133)
Amounts reclassified out	22,240	7,455	—	29,695
Total other comprehensive income (loss), before tax	(29,923)	5,294	(15,809)	(40,438)
Tax effect	2,668	(1,275)	101	1,494
Other comprehensive income (loss), net of tax	(27,255)	4,019	(15,708)	(38,944)
Balance as of August 31, 2022, net of tax	(168,640)	8,843	(95,538)	(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(13,596)	(25,024)	1,829	(36,791)
Amounts reclassified out	93	16,044	—	16,137
Total other comprehensive income (loss), before tax	(13,503)	(8,980)	1,829	(20,654)
Tax effect	8,218	2,169	207	10,594
Other comprehensive income (loss), net of tax	(5,285)	(6,811)	2,036	(10,060)
Balance as of August 31, 2023, net of tax	(173,925)	2,032	(93,502)	(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(29,445)	14,950	(10,249)	(24,744)
Amounts reclassified out	180	(15,287)	1,227	(13,880)
Total other comprehensive loss, before tax	(29,265)	(337)	(9,022)	(38,624)
Tax effect	7,217	82	178	7,477
Other comprehensive loss, net of tax	(22,048)	(255)	(8,844)	(31,147)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)

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

    Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2024 and 2023, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$708,511	$759,173	$20,980	$18,257	$22,572	$24,524
Service cost	37,391	38,579	1,968	1,840	650	670
Interest cost	35,928	30,588	1,043	741	1,144	1,035
Actuarial loss (gain):
Experience study and mortality updates	2,988	2,573	244	159	—	—
Other demographic experience*	18,647	5,181	3,217	1,999	1,465	(553)
Discount rate change	21,372	(45,216)	626	(876)	681	(1,312)
Plan amendments	223	490	—	—	—	—
Benefits paid	(64,297)	(82,857)	(1,635)	(1,140)	(1,725)	(1,792)
Projected benefit obligation at end of period	$760,763	$708,511	$26,443	$20,980	$24,787	$22,572
Change in plan assets:
Fair value of plan assets at beginning of period	$736,150	$787,422	$—	$—	$—	$—
Actual (loss) gain on plan assets	67,559	(8,415)	—	—	—	—
Company contributions	42,000	40,000	1,635	1,140	1,725	1,792
Benefits paid	(64,297)	(82,857)	(1,635)	(1,140)	(1,725)	(1,792)
Fair value of plan assets at end of period	$781,412	$736,150	$—	$—	$—	$—
Funded status at end of period	$20,649	$27,639	$(26,443)	$(20,980)	$(24,787)	$(22,572)
Amounts recognized on balance sheet:
Noncurrent assets	$20,649	$27,639	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(3,950)	(2,880)	(2,080)	(2,170)
Noncurrent liabilities	—	—	(22,493)	(18,100)	(22,707)	(20,402)
Ending balance	$20,649	$27,639	$(26,443)	$(20,980)	$(24,787)	$(22,572)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$1,216	$1,172	$(47)	$(160)	$(935)	$(1,380)
Net loss (gain)	269,122	247,609	8,001	4,294	(14,335)	(18,096)
Ending balance	$270,338	$248,781	$7,954	$4,134	$(15,270)	$(19,476)
*Other demographic experience is comprised of all demographic experience different than anticipated, including terminations, retirements, deaths, pay, etc.

The accumulated benefit obligation of the qualified pension plans was $727.9 million and $678.4 million as of August 31, 2024 and 2023, respectively. The accumulated benefit obligation of the nonqualified pension plans was $26.2 million and $20.9 million as of August 31, 2024 and 2023, respectively.

    Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2024	2023
	(Dollars in thousands)
Projected benefit obligation	$26,443	$20,980
Accumulated benefit obligation	26,173	20,908

    Components of net periodic benefit costs for the years ended August 31, 2024, 2023 and 2022, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$37,391	$38,579	$46,275	$1,968	$1,840	$926	$650	$670	$996
Interest cost	35,928	30,588	17,167	1,043	741	281	1,144	1,035	503
Expected return on assets	(47,860)	(43,129)	(43,958)	—	—	—	—	—	—
Prior service cost (credit) amortization	178	149	174	(114)	(114)	(114)	(445)	(445)	(445)
Actuarial loss (gain) amortization	1,796	1,872	23,406	380	245	478	(1,616)	(1,615)	(1,259)
Net periodic benefit cost (benefit)	$27,433	$28,059	$43,064	$3,277	$2,712	$1,571	$(267)	$(355)	$(205)

    Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2024, 2023 and 2022, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$223	$490	$132	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	23,309	14,082	59,020	4,087	1,282	(1,537)	2,145	(1,865)	(4,243)
Amortization of actuarial (gain) loss	(1,796)	(1,872)	(23,406)	(380)	(245)	(478)	1,616	1,615	1,259
Amortization of prior service (credit) costs	(178)	(149)	(174)	114	114	114	445	445	445
Settlement of retiree obligations (a)	—	—	—	—	—	(307)	—	—	—
Total recognized in other comprehensive loss (income)	$21,558	$12,551	$35,572	$3,821	$1,151	$(2,208)	$4,206	$195	$(2,539)
(a) Reflects amounts reclassified from accumulated other comprehensive loss (income) to net earnings.

    Estimated amortization in fiscal 2025 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service costs (credit)	$199	$(47)	$(445)
Amortization of actuarial loss (gain)	12,815	799	(1,192)

Plan assumptions for the years ended August 31, 2024, 2023 and 2022, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average assumptions to determine the net periodic benefit cost:
Interest credit rate	4.80%	4.65%	4.65%	4.80%	4.65%	4.65%	N/A	N/A	N/A
Discount rate	5.38%	4.69%	2.80%	5.22%	4.48%	2.04%	5.33%	4.64%	2.57%
Expected return on plan assets	5.64%	4.88%	4.88%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.98%	4.93%	4.79%	4.98%	4.93%	4.79%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Interest credit rate	4.68%	4.80%	4.65%	4.68%	4.80%	4.65%	N/A	N/A	N/A
Discount rate	5.09%	5.38%	4.69%	4.78%	5.23%	4.49%	5.01%	5.33%	4.64%
Rate of compensation increase	4.98%	4.98%	4.93%	4.98%	4.98%	4.93%	N/A	N/A	N/A

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

For measurement purposes, an 8.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2024. The rate was assumed to decrease gradually to 4.5% by 2034 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$190	$160
Effect on postretirement benefit obligation	1,600	1,400

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2024, we made a discretionary contribution of $42.0 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2024, we do not currently believe we will be required to contribute to these plans in fiscal 2025, although we may voluntarily elect to do so. We expect to pay $6.0 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2025.

    Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2025	$69,800	$3,950	$2,080
2026	72,100	4,080	2,020
2027	73,200	3,870	1,990
2028	75,900	3,560	1,870
2029	78,600	3,330	1,780
2030-2034	366,500	14,350	8,690

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

    Our pension plans' recurring fair value measurements by asset category as of August 31, 2024 and 2023, are presented in the tables below:

	2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$12,416	$—	$—	$12,416
Equities:
Common/collective trust at net asset value (1)	—	—	—	156,462
Fixed income securities:
Other investments	31,298	93,763	—	125,061
Common/collective trust at net asset value (1)	—	—	—	464,611
Partnership and joint venture interests measured at net asset value (1)	—	—	—	22,862
Total	$43,714	$93,763	$—	$781,412

	2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$12,505	$—	$—	$12,505
Equities:
Common/collective trust at net asset value (1)	—	—	—	127,225
Fixed income securities:
Other investments	25,143	86,315	—	111,458
Common/collective trust at net asset value (1)	—	—	—	425,180
Partnership and joint venture interests measured at net asset value (1)	—	—	—	59,782
Total	$37,648	$86,315	$—	$736,150
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

Other investments. Other investments are comprised primarily of investments in U.S. Treasury securities which are valued using quoted market prices and classified within Level 1, as well as various government agency obligations and corporate, foreign government and municipal issue fixed income marketable securities which are valued using institutional bond or broker quotes along with various other market and industry inputs and classified within Level 2.

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

    During fiscal 2024 we ceased our participation in the Co-op Retirement Plan, which is a defined benefit plan constituting a multiple employer plan under the Internal Revenue Code of 1986, as amended, and a multiemployer plan under the accounting standards.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $43.5 million, $38.7 million and $35.0 million, for the years ended August 31, 2024, 2023 and 2022, respectively.

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

    Our Energy segment produces and provides primarily for the wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our ag retail (formerly referred to as country operations) business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen that records earnings and allocated expenses but not revenues. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and UAN annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consists of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods and Ardent Mills, LLC ("Ardent Mills") are also included in our Corporate and Other category.

    Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our ag retail business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

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

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we hold ownership interests of 50% or less or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this includes our 50% interest in TEMCO, LLC ("TEMCO") and our 50% interest in Producer Ag, LLC ("Producer Ag"). In our Nitrogen Production segment, this consists of our approximate 8.4% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 6, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

    Segment information for the years ended August 31, 2024, 2023 and 2022, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$9,339,079	$30,432,758	$—	$94,113	$(604,721)	$39,261,229
Intersegment revenues	(572,584)	(15,899)	—	(16,238)	604,721	—
Revenues, net of intersegment revenues	$8,766,495	$30,416,859	$—	$77,875	$—	$39,261,229
Operating earnings (loss)	403,854	241,327	(71,530)	10,707	—	584,358
Interest expense	(16,773)	61,982	61,942	22,027	(25,114)	104,064
Other income	(11,283)	(98,142)	(9,176)	(44,143)	25,114	(137,630)
Equity (income) losses from investments	2,857	(65,190)	(275,531)	(141,999)	—	(479,863)
Income before income taxes	$429,053	$342,677	$151,235	$174,822	$—	$1,097,787

Capital expenditures	$204,151	$426,291	$—	$178,321	$—	$808,763
Depreciation and amortization	$255,795	$178,400	$—	$47,529	$—	$481,724
Total assets as of August 31, 2024	$4,262,974	$7,279,846	$2,544,530	$4,627,725	$—	$18,715,075

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$10,761,503	$35,456,969	$—	$82,107	$(710,575)	$45,590,004
Intersegment revenues	(664,590)	(31,765)	—	(14,220)	710,575	—
Revenues, net of intersegment revenues	$10,096,913	$35,425,204	$—	$67,887	$—	$45,590,004
Operating earnings (loss)	1,071,492	346,137	(73,828)	(301)	—	1,343,500
Interest expense	7,672	71,115	60,090	31,487	(32,922)	137,442
Other income	(19,456)	(88,061)	—	(37,536)	32,922	(112,131)
Equity (income) losses from investments	7,833	(48,725)	(394,678)	(254,020)	—	(689,590)
Income before income taxes	$1,075,443	$411,808	$260,760	$259,768	$—	$2,007,779

Capital expenditures	$204,003	$308,690	$—	$51,829	$—	$564,522
Depreciation and amortization	$254,115	$166,982	$—	$43,518	$—	$464,615
Total assets as of August 31, 2023	$4,313,240	$7,095,283	$2,577,391	$4,971,504	$—	$18,957,418

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2022	(Dollars in thousands)
Revenues, including intersegment revenues	$10,964,304	$37,489,203	$—	$45,278	$(707,119)	$47,791,666
Intersegment revenues	(669,530)	(28,992)	—	(8,597)	707,119	—
Revenues, net of intersegment revenues	$10,294,774	$37,460,211	$—	$36,681	$—	$47,791,666
Operating earnings (loss)	633,832	588,070	(55,600)	(37,216)	—	1,129,086
Interest expense	6,768	59,118	48,110	5,105	(4,945)	114,156
Other (income) expense	(3,474)	(46,277)	11,487	9,559	4,945	(23,760)
Equity (income) losses from investments	13,987	(82,357)	(593,182)	(109,775)	—	(771,327)
Income before income taxes	$616,551	$657,586	$477,985	$57,895	$—	$1,810,017

Capital expenditures	$116,136	$203,851	$—	$34,457	$—	$354,444
Depreciation and amortization	$250,972	$173,488	$—	$37,512	$—	$461,972

    We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2024, 2023 and 2022:

	2024	2023	2022
	(Dollars in thousands)
North America (a)	$36,876,847	$43,376,177	$45,039,981
South America	515,177	378,021	371,493
Europe, Middle East and Africa (EMEA)	693,454	930,052	1,093,974
Asia Pacific (APAC)	1,175,751	905,754	1,286,218
Total	$39,261,229	$45,590,004	$47,791,666
(a) Revenues in North America are substantially all attributed to revenues from the United States.

Tangible long-lived assets include our property, plant and equipment, finance lease assets and capitalized major maintenance costs. The following table presents tangible long-lived assets by geographical region based on physical location:

	2024	2023
	(Dollars in thousands)
United States	$5,330,168	$5,088,366
International	70,306	70,384
Total	$5,400,474	$5,158,750

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

	August 31, 2024
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$165,709	$—	$2,522	$163,187
Foreign exchange derivatives	9,029	—	7,100	1,929
Total	$174,738	$—	$9,622	$165,116
Derivative liabilities
Commodity derivatives	$221,803	$1,601	$2,522	$217,680
Foreign exchange derivatives	24,476	—	7,100	17,376
Total	$246,279	$1,601	$9,622	$235,056

	August 31, 2023
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$280,440	$—	$4,866	$275,574
Foreign exchange derivatives	32,402	—	12,330	20,072
Total	$312,842	$—	$17,196	$295,646
Derivative liabilities
Commodity derivatives	$349,131	$1,505	$4,866	$342,760
Foreign exchange derivatives	13,799	—	12,330	1,469
Total	$362,930	$1,505	$17,196	$344,229

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Consolidated Balance Sheets as of August 31, 2024 and 2023, was $2.9 million and $1.1 million, respectively. The amount of long-term derivative liabilities recorded on our Consolidated Balance Sheets as of August 31, 2024 and 2023, was $6.0 million and $12.6 million, respectively.

    The following table sets forth the pretax (losses) gains on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2024, 2023 and 2022:

Derivative Type	Location of (Loss) Gain	2024	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$5,380	$(360,937)	$(568,877)
Foreign exchange derivatives	Cost of goods sold	(31,874)	(30,898)	9,587
Foreign exchange derivatives	Marketing, general and administrative expenses	(2,897)	(530)	577
Other derivatives	Other income	—	—	2,057
Total		$(29,391)	$(392,365)	$(556,656)

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

    As of August 31, 2024 and 2023, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	2024		2023
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	385,426	517,883	506,654	630,803
Energy products (barrels)	8,438	5,014	11,839	8,085
Processed grain and oilseed (tons)	3,600	6,193	7,380	9,437
Crop nutrients (tons)	73	14	70	10
Ocean freight (metric tons)	—	—	40	—
Natural gas (MMBtu)	2,350	500	460	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.5 billion and $1.9 billion as of August 31, 2024 and 2023.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of August 31, 2024 and 2023, the aggregate notional amount of cash flow hedges was 5.5 million and 4.1 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2024 and 2023:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2024	2023	Balance Sheet Location	2024	2023
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$5,226	$8,395	Other current liabilities	$2,781	$5,345

    The following table presents the pretax losses recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2024, 2023 and 2022:

	2024	2023	2022
	(Dollars in thousands)
Commodity derivatives	$(605)	$(12,285)	$(2,071)

The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2024, 2023 and 2022:

	Location of Gain (Loss)	2024	2023	2022
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$16,454	$(14,853)	$(6,254)

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

    Level 2. Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. These assets and liabilities include interest rate, foreign exchange and commodity swaps; forward commodity contracts with a fixed-price component; and other OTC derivatives whose values are determined with inputs that are based on exchange traded prices, adjusted for location-specific inputs that are primarily observable in the market or can be derived principally from, or corroborated by, observable market data.

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

    Recurring fair value measurements as of August 31, 2024 and 2023, are as follows:

	2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,454	$168,481	$—	$170,935
Foreign currency derivatives	—	9,029	—	9,029
Segregated investments and marketable securities	15,069	136,258	—	151,327
Time deposits	—	500,921	—	500,921
Other assets	83,008	—	—	83,008
Total	$100,531	$814,689	$—	$915,220
Liabilities
Commodity derivatives	$1,641	$222,943	$—	$224,584
Foreign currency derivatives	—	24,476	—	24,476
Total	$1,641	$247,419	$—	$249,060

	2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$5,344	$283,491	$—	$288,835
Foreign currency derivatives	—	32,402	—	32,402
Segregated investments and marketable securities	225,715	—	—	225,715
Other assets	89,592	—	—	89,592
Total	$320,651	$315,893	$—	$636,544
Liabilities
Commodity derivatives	$7,501	$346,975	$—	$354,476
Foreign currency derivatives	—	13,799	—	13,799
Total	$7,501	$360,774	$—	$368,275

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

    Segregated investments and marketable securities, time deposits and other assets. Our segregated investments and marketable securities and other assets are comprised primarily of investments in U.S. Treasury securities, money market funds, various government agencies, time deposits and rabbi trust assets. U.S. Treasury securities and money market funds are valued using quoted market prices and classified within Level 1. Investments in various government agency obligations, time deposits and rabbit trust assets are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and classified within Level 2.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $70.2 million were outstanding as of August 31, 2024. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2024.

Credit Commitments

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2024, CHS Capital customers had additional available credit of $1.2 billion.

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2024, minimum future payments required under long-term commitments that are noncancelable and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$447,231	$85,140	$79,357	$64,942	$57,748	$55,115	$104,929

Total payments under these arrangements were $84.6 million, $77.8 million and $75.2 million for the years ended August 31, 2024, 2023 and 2022, respectively.

Note 18        Related Party Transactions

    We purchase and sell grain and other agricultural commodity products from certain equity investees, primarily CF Nitrogen, Ventura Foods, Ardent Mills, TEMCO and Producer Ag. Sales to and purchases from related parties for the years ended August 31, 2024, 2023 and 2022, are as follows:

	2024	2023	2022
	(Dollars in thousands)
Sales	$2,396,916	$1,653,125	$1,511,532
Purchases	1,590,955	1,697,780	2,040,357

    Receivables due from and payables due to related parties as of August 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Due from related parties	$334,778	$80,510
Due to related parties	113,081	90,267

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

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Consolidated Statements of Operations as of August 31, 2024, 2023 and 2022, are as follows:

	2024	2023	2022
	(Dollars in thousands)
Operating lease expense	$84,826	$77,588	$71,209
Finance lease expense:
Amortization of assets	9,506	8,966	8,967
Interest on lease liabilities	1,964	1,646	1,469
Short-term lease expense	25,753	20,068	16,915
Variable lease expense	833	650	1,699
Total net lease expense*	$122,882	$108,918	$100,259
*Income related to sublease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases as of August 31, 2024 and 2023, is as follows:

	Balance Sheet Location	2024	2023
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$218,844	$254,844
Liabilities
Current operating lease liabilities	Accrued expenses	$61,796	$61,094
Long-term operating lease liabilities	Other liabilities	161,494	200,758
Total operating lease liabilities		$223,290	$261,852

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$63,229	$64,381
Liabilities
Current finance lease liabilities	Current portion of long-term debt	$7,116	$6,797
Long-term finance lease liabilities	Long-term debt	42,395	42,438
Total finance lease liabilities		$49,511	$49,235

Information related to the lease term and discount rate for operating and finance leases as of August 31, 2024 and 2023, is as follows:

	2024	2023
Weighted average remaining lease term (in years)
Operating leases	5.1	7.0
Finance leases	8.6	9.6
Weighted average discount rate
Operating leases	3.85%	3.50%
Finance leases	3.99%	3.78%

    Supplemental cash flow and other information related to operating and finance leases as of August 31, 2024, 2023 and 2022, is as follows:

	2024	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$78,614	$71,798	$61,750
Operating cash flows from finance leases	1,964	1,646	1,469
Financing cash flows from finance leases	7,716	8,571	9,171

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	$73,183	$69,837	$54,199
Right of use asset modifications	12,277	28,614	12,887

    Maturities of lease liabilities by fiscal year as of August 31, 2024, were as follows:

	August 31, 2024
	Finance Leases	Operating Leases
	(Dollars in thousands)
2025	$8,956	$71,326
2026	8,308	60,192
2027	7,648	43,430
2028	7,037	28,675
2029	6,320	15,907
Thereafter	19,992	27,770
Total maturities of lease liabilities	58,261	247,300
Less amounts representing interest	8,750	24,010
Present value of future minimum lease payments	49,511	223,290
Less current obligations	7,116	61,796
Long-term obligations	$42,395	$161,494