Form 10-Q
period 2024-11-30
CHS INC
filed 2025-01-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2024
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward- looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward- looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2024. These factors may include changes in commodity prices; political, economic, legal and other risks of doing business globally; ongoing wars and global conflicts; global and regional factors impacting demand for our products; the impact of inflation; the impact of competitive business markets; any loss of members who choose to do business with other companies instead of us; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance or nonpayment by contractual counterparties; deterioration in credit quality of third parties who owe us money; the effectiveness of our risk management strategies; actual or perceived quality, safety or health risks associated with our products; business interruptions, casualty losses and supply chain issues; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments; the impact of workforce factors; technological improvements and sustainability initiatives that decrease demand for our products; security breaches or other disruptions in our information technology systems or assets; increased scrutiny and changing expectations with respect to environmental, social and governance practices; failures or delays in achieving strategies or expectations related to climate change or other environmental matters; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; the impact of government policies, mandates, regulations and trade agreements; changes in federal income tax laws or our tax status; the impact and costs of compliance or noncompliance with applicable laws and regulations; the costs of compliance with environmental and energy laws and regulations; the impact of environmental liabilities and litigation; the impact of seasonality; the impairment of long-lived assets; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; limits on our ability to access equity capital due to our cooperative structure; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$450,491	$794,865
Receivables	3,740,766	3,549,917
Inventories	3,901,294	3,067,415
Other current assets	1,265,673	1,296,586
Total current assets	9,358,224	8,708,783
Investments	3,864,186	3,780,967
Property, plant and equipment	5,239,387	5,177,355
Other assets	1,114,291	1,047,970
Total assets	$19,576,088	$18,715,075
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$331,689	$306,831
Current portion of long-term debt	337,380	337,266
Accounts payable	3,495,276	2,697,290
Accrued expenses	603,629	783,945
Other current liabilities	1,301,413	1,275,482
Total current liabilities	6,069,387	5,400,814
Long-term debt	1,821,746	1,824,194
Other liabilities	866,567	728,143
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,933,353	5,982,369
Accumulated other comprehensive loss	(304,802)	(296,542)
Capital reserves	2,919,830	2,805,526
Total CHS Inc. equities	10,812,419	10,755,391
Noncontrolling interests	5,969	6,533
Total equities	10,818,388	10,761,924
Total liabilities and equities	$19,576,088	$18,715,075

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Revenues	$9,294,112	$11,390,658
Cost of goods sold	8,893,436	10,745,708
Gross profit	400,676	644,950
Marketing, general and administrative expenses	262,850	252,056
Operating earnings	137,826	392,894
Interest expense	27,648	29,628
Other income	(26,364)	(44,529)
Equity income from investments	(122,295)	(109,051)
Income before income taxes	258,837	516,846
Income tax expense (benefit)	13,244	(6,522)
Net income	245,593	523,368
Net income attributable to noncontrolling interests	803	445
Net income attributable to CHS Inc.	$244,790	$522,923

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Net income	$245,593	$523,368
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	2,118	17
Cash flow hedges	1,481	(4,161)
Foreign currency translation adjustment	(11,859)	(3,158)
Other comprehensive loss, net of tax	(8,260)	(7,302)
Comprehensive income	237,333	516,066
Comprehensive income attributable to noncontrolling interests	803	445
Comprehensive income attributable to CHS Inc.	$236,530	$515,621

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$245,593	$523,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	147,684	138,037
Equity income from investments, net of distributions received	(85,532)	807
Provision for current expected credit losses	(3,103)	5,009
Deferred taxes	(33,374)	(68,627)
Other, net	(5,002)	5,627
Changes in operating assets and liabilities:
Receivables	(263,432)	(749,650)
Inventories	(833,878)	(1,036,401)
Accounts payable and accrued expenses	623,107	1,232,312
Other, net	(86,047)	(198,067)
Net cash used in operating activities	(293,984)	(147,585)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(192,663)	(142,449)
Proceeds from disposition of property, plant and equipment	7,394	2,330
Expenditures for major maintenance	(11,070)	(8,274)
Proceeds from sale of investments	162,131	—
Changes in CHS Capital notes receivable, net	26,254	83,580
Other investing activities, net	1,287	(34,803)
Net cash used in investing activities	(6,667)	(99,616)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	1,079,976	975,374
Payments on notes payable, long-term debt and finance lease obligations	(1,063,689)	(1,106,904)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(9,831)	(11,236)
Other financing activities, net	(331)	10,429
Net cash used in financing activities	(36,042)	(174,504)
Effect of exchange rate changes on cash and cash equivalents	(2,553)	(3,969)
Decrease in cash and cash equivalents and restricted cash	(339,246)	(425,674)
Cash and cash equivalents and restricted cash at beginning of period	873,862	1,844,587
Cash and cash equivalents and restricted cash at end of period	$534,616	$1,418,913

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1        Basis of Presentation, Significant Accounting Policies and Subsequent Events

Basis of Presentation

    These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Significant Accounting Policies

    No significant accounting policies were updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2024.

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

Subsequent Events

On January 2, 2025, we completed our acquisition of West Central Ag Services, a cooperative based in Ulen, Minnesota, that offers grain and agronomy services at locations in west-central Minnesota.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2024 and 2023. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2024	(Dollars in thousands)
Energy	$1,891,088	$240,071	$—	$2,131,159
Ag	1,983,341	5,157,174	1,599	7,142,114
Corporate and Other	6,022	—	14,817	20,839
Total revenues	$3,880,451	$5,397,245	$16,416	$9,294,112

Three Months Ended November 30, 2023
Energy	$2,399,552	$318,388	$—	$2,717,940
Ag	2,226,423	6,414,632	11,110	8,652,165
Corporate and Other	6,776	—	13,777	20,553
Total revenues	$4,632,751	$6,733,020	$24,887	$11,390,658

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $18.3 million and $34.7 million as of November 30, 2024, and August 31, 2024, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $266.3 million and $248.8 million as of November 30, 2024, and August 31, 2024, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2024 and 2023, we recognized revenues of $127.6 million and $89.6 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
Trade accounts receivable	$2,352,370	$2,232,203
CHS Capital short-term notes receivable	875,175	944,861
Other	588,209	452,662
Gross receivables	3,815,754	3,629,726
Less: allowances and reserves	74,988	79,809
Total receivables	$3,740,766	$3,549,917

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $123.5 million and $74.6 million as of November 30, 2024, and August 31, 2024, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2024, and August 31, 2024, commercial notes represented 31% and 18%, respectively, and producer notes represented 69% and 82%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of November 30, 2024, CHS Capital customers had additional available credit of $1.3 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2024, or August 31, 2024.

Note 4        Inventories

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
Grain and oilseed	$1,520,504	$888,768
Energy	847,001	720,636
Agronomy	1,198,902	1,126,916
Processed grain and oilseed	119,872	124,686
Other	215,015	206,409
Total inventories	$3,901,294	$3,067,415

    As of November 30, 2024, and August 31, 2024, we valued approximately 17% and 18%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $361.7 million and $456.3 million as of November 30, 2024, and August 31, 2024, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,601,348	$2,544,530
Ventura Foods, LLC	512,370	511,231
Ardent Mills, LLC	240,543	234,021
Other equity method investments	370,874	353,413
Other investments	139,051	137,772
Total investments	$3,864,186	$3,780,967

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments during the three months ended November 30, 2024 and 2023, consist of CF Industries Nitrogen, LLC ("CF Nitrogen") and Ventura Foods, LLC ("Ventura Foods"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $719.2 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of November 30, 2024.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Net sales	$787,948	$878,045
Gross profit	215,712	272,024
Net earnings	199,497	263,315
Earnings attributable to CHS Inc.	56,817	63,263

Ventura Foods

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment and our share of the results of Ventura Foods is included in Corporate and Other.

    The following table provides summarized unaudited financial information for our equity method investment in Ventura Foods for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Net sales	$798,723	$825,773
Gross profit	120,948	102,302
Net earnings	41,857	40,045
Earnings attributable to CHS Inc.	20,929	20,023

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of November 30, 2024. Notes payable as of November 30, 2024, and August 31, 2024, consisted of the following:

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
Notes payable	$221,379	$163,136
CHS Capital notes payable	110,310	143,695
Total notes payable	$331,689	$306,831

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of November 30, 2024, or August 31, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of November 30, 2024, total availability under the Securitization Facility was $779.7 million, of which no amount was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. No balance was outstanding under the Repurchase Facility as of November 30, 2024, or August 31, 2024.

On October 29, 2024, we amended our 10-year term loan facility (the “Facility”). The amendment reduced the size of the Facility to $300.0 million, and converted it into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2025. On October 29, 2025, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on October 29, 2029. The Facility includes an option to extend the revolving period for an additional year at our choosing. Any extension would not change the final payable date of October 29, 2029. There was no amount outstanding under this facility as of November 30, 2024.

The following table presents summarized long-term debt (including the current portion) as of November 30, 2024, and August 31, 2024:

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
Private placement debt	$2,113,000	$2,113,000
Term loan	—	1,000
Finance lease liabilities	48,457	49,511
Deferred financing costs	(4,410)	(4,562)
Other	2,079	2,511
Total long-term debt	2,159,126	2,161,460
Less current portion	337,380	337,266
Long-term portion	$1,821,746	$1,824,194

Interest expense for the three months ended November 30, 2024 and 2023, was $27.6 million and $29.6 million, respectively, net of capitalized interest of $7.5 million and $5.0 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended November 30, 2024, was 5.1%, compared to (1.3)% for the three months ended November 30, 2023. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $68.8 million and $65.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of November 30, 2024, and August 31, 2024, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended November 30, 2024 and 2023, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924
Reversal of prior fiscal year redemption estimates	9,831	—	—	—	—	—	—	9,831
Redemptions of equities	(7,138)	(156)	(2,537)	—	—	—	—	(9,831)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(5)	—	—	—	—	2,859	(1,367)	1,487
Net income	—	—	—	—	—	244,790	803	245,593
Other comprehensive loss, net of tax	—	—	—	—	(8,260)	—	—	(8,260)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(49,011)	—	(49,011)
Estimated 2025 equity redemptions	(49,011)	—	—	—	—	—	—	(49,011)
Balances, November 30, 2024	$3,707,020	$27,105	$2,199,228	$2,264,038	$(304,802)	$2,919,830	$5,969	$10,818,388

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior fiscal year redemption estimates	11,236	—	—	—	—	—	—	11,236
Redemptions of equities	(8,287)	(67)	(2,882)	—	—	—	—	(11,236)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	34	(3)	44	—	—	(1,281)	870	(336)
Net income	—	—	—	—	—	522,923	445	523,368
Other comprehensive loss, net of tax	—	—	—	—	(7,302)	—	—	(7,302)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(93,198)	—	(93,198)
Estimated 2024 equity redemptions	(93,198)	—	—	—	—	—	—	(93,198)
Balances, November 30, 2023	$3,861,170	$27,488	$1,929,868	$2,264,038	$(272,697)	$2,881,596	$5,926	$10,697,389

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three months ended November 30, 2024 and 2023.

		Three Months Ended November 30,
	Nasdaq symbol	2024	2023
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.00	$1.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.98	$0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.88	$0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.84	$0.84
Class B Cumulative Redeemable, Series 4	CHSCL	$0.94	$0.94

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 30, 2024 and 2023, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	6,200	(11,913)	(5,713)
Amounts reclassified	2,805	(4,238)	—	(1,433)
Total other comprehensive income (loss), before tax	2,805	1,962	(11,913)	(7,146)
Tax effect	(687)	(481)	54	(1,114)
Other comprehensive income (loss), net of tax	2,118	1,481	(11,859)	(8,260)
Balance as of November 30, 2024, net of tax	$(193,855)	$3,258	$(114,205)	$(304,802)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	2,280	(3,350)	(1,070)
Amounts reclassified	23	(7,790)	—	(7,767)
Total other comprehensive income (loss), before tax	23	(5,510)	(3,350)	(8,837)
Tax effect	(6)	1,349	192	1,535
Other comprehensive income (loss), net of tax	17	(4,161)	(3,158)	(7,302)
Balance as of November 30, 2023, net of tax	$(173,908)	$(2,129)	$(96,660)	$(272,697)

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

    Components of net periodic benefit costs for the three months ended November 30, 2024 and 2023, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$10,932	$9,348	$757	$492	$211	$163
Interest cost	8,725	8,982	289	261	285	286
Expected return on assets	(11,744)	(11,965)	—	—	—	—
Prior service cost (credit) amortization	50	45	(12)	(29)	(111)	(111)
Actuarial loss (gain) amortization	3,204	449	200	95	(309)	(404)
Net periodic benefit cost (benefit)	$11,167	$6,859	$1,234	$819	$76	$(66)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2024, and we do not anticipate being required to make contributions to our pension plans in fiscal 2025, although we may voluntarily elect to do so.

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

    Our Energy segment produces and provides primarily for wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our ag retail business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen that records earnings and allocated expenses but not revenues. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Other category.

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

Segment information for the three months ended November 30, 2024 and 2023, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$2,279,053	$7,143,859	$—	$26,558	$(155,358)	$9,294,112
Intersegment revenues	(147,894)	(1,745)	—	(5,719)	155,358	—
Revenues, net of intersegment revenues	$2,131,159	$7,142,114	$—	$20,839	$—	$9,294,112
Operating earnings (loss)	14,094	134,704	(17,063)	6,091	—	137,826
Interest expense	(2,185)	16,662	18,154	776	(5,759)	27,648
Other income	(4,331)	(16,711)	(3,641)	(7,440)	5,759	(26,364)
Equity (income) loss from investments	847	(31,899)	(56,817)	(34,426)	—	(122,295)
Income before income taxes	$19,763	$166,652	$25,241	$47,181	$—	$258,837
Total assets as of November 30, 2024	$4,305,638	$8,536,442	$2,601,348	$4,132,660	$—	$19,576,088

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended November 30, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$2,919,123	$8,660,108	$—	$25,367	$(213,940)	$11,390,658
Intersegment revenues	(201,183)	(7,943)	—	(4,814)	213,940	—
Revenues, net of intersegment revenues	$2,717,940	$8,652,165	$—	$20,553	$—	$11,390,658
Operating earnings (loss)	258,847	140,341	(16,195)	9,901	—	392,894
Interest expense	(8,542)	15,957	10,609	16,989	(5,385)	29,628
Other income	(1,279)	(26,116)	—	(22,519)	5,385	(44,529)
Equity (income) loss from investments	1,833	(19,220)	(63,263)	(28,401)	—	(109,051)
Income before income taxes	$266,835	$169,720	$36,459	$43,832	$—	$516,846

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

	November 30, 2024
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$170,286	$—	$3,489	$166,797
Foreign exchange derivatives	16,418	—	13,046	3,372
Total	$186,704	$—	$16,535	$170,169
Derivative liabilities
Commodity derivatives	$154,214	$1,499	$4,905	$147,810
Foreign exchange derivatives	41,890	—	13,046	28,844
Total	$196,104	$1,499	$17,951	$176,654

	August 31, 2024
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$165,709	$—	$2,522	$163,187
Foreign exchange derivatives	9,029	—	7,100	1,929
Total	$174,738	$—	$9,622	$165,116
Derivative liabilities
Commodity derivatives	$221,803	$1,601	$2,522	$217,680
Foreign exchange derivatives	24,476	—	7,100	17,376
Total	$246,279	$1,601	$9,622	$235,056

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of November 30, 2024, and August 31, 2024, was $2.2 million and $2.9 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of November 30, 2024, and August 31, 2024, was $5.0 million and $6.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2024 and 2023:

		Three Months Ended November 30,
	Location of Gain (Loss)	2024	2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$72,456	$8,184
Foreign exchange derivatives	Cost of goods sold	(8,841)	(4,607)
Foreign exchange derivatives	Marketing, general and administrative expenses	(2,259)	820
Total		$61,356	$4,397

Commodity Contracts

    As of November 30, 2024, and August 31, 2024, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	November 30, 2024		August 31, 2024
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	429,549	725,393	385,426	517,883
Energy products (barrels)	8,301	5,740	8,438	5,014
Processed grain and oilseed (tons)	2,857	4,945	3,600	6,193
Crop nutrients (tons)	77	27	73	14
Natural gas (metric million Btu)	1,320	300	2,350	500

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.4 billion and $1.5 billion as of November 30, 2024, and August 31, 2024, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of November 30, 2024, and August 31, 2024, the aggregate notional amounts of cash flow hedges were 6.6 million and 5.5 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2024	August 31, 2024	Balance Sheet Location	November 30, 2024	August 31, 2024
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$6,700	$5,226	Other current liabilities	$2,432	$2,781

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Commodity derivatives	$1,823	$(6,310)

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2024 and 2023:

		Three Months Ended November 30,
	Location of Gain	2024	2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$4,529	$8,082

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

    Recurring fair value measurements as of November 30, 2024, and August 31, 2024, are as follows:

	November 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$604	$176,382	$—	$176,986
Foreign exchange derivatives	—	16,418	—	16,418
Segregated investments and marketable securities	15,114	135,055	—	150,169
Time deposits	—	345,152	—	345,152
Other assets	156,720	—	—	156,720
Total	$172,438	$673,007	$—	$845,445
Liabilities
Commodity derivatives	$2,792	$153,854	$—	$156,646
Foreign exchange derivatives	—	41,890	—	41,890
Total	$2,792	$195,744	$—	$198,536

	August 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$2,454	$168,481	$—	$170,935
Foreign exchange derivatives	—	9,029	—	9,029
Segregated investments and marketable securities	15,069	136,258	—	151,327
Time deposits	—	500,921	—	500,921
Other assets	83,008	—	—	83,008
Total	$100,531	$814,689	$—	$915,220
Liabilities
Commodity derivatives	$1,641	$222,943	$—	$224,584
Foreign exchange derivatives	—	24,476	—	24,476
Total	$1,641	$247,419	$—	$249,060

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

    Segregated investments and marketable securities, time deposits and other assets. Our segregated investments and marketable securities and other assets are comprised primarily of investments in U.S. Treasury securities, money market funds, various government agencies, time deposits and rabbi trust assets. U.S. Treasury securities and money market funds are valued using quoted market prices and classified within Level 1. Investments in various government agency obligations, time deposits and rabbi trust assets are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and classified within Level 2.

Note 13        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations incidental to our normal business operations. To meet our compliance requirements, we establish reserves for future costs of remediation associated with identified issues that are probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations and are included in cost of goods sold and marketing, general and administrative expenses in our Condensed Consolidated Statements of Operations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in laws or technology occur. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows for any fiscal year.

Other Litigation and Claims

    We are involved as a defendant in various lawsuits, claims and disputes, which are in the normal course of our business. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows for any fiscal year.

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $165.9 million were outstanding on November 30, 2024. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2024.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of November 30, 2024, and August 31, 2024, are as follows:

	November 30, 2024	August 31, 2024
Other current assets	(Dollars in thousands)
Short-term investments	$345,152	$500,921
Derivative assets (Note 11)	191,204	177,111
Margin and related deposits	184,369	176,821
Prepaid expenses	188,360	202,392
Supplier advance payments	251,801	133,678
Restricted cash	84,125	78,997
Other	20,662	26,666
Total other current assets	$1,265,673	$1,296,586
Other current liabilities
Customer margin deposits and credit balances	$103,704	$95,369
Customer advance payments	371,801	337,045
Derivative liabilities (Note 11)	193,572	243,068
Dividends and equity payable	632,336	600,000
Total other current liabilities	$1,301,413	$1,275,482

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2025 First Quarter Highlights
•Fiscal 2025 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2024 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Fiscal 2025 First Quarter Highlights

•Despite strong volumes, our Energy segment earnings declined substantially from the prior fiscal year due to evolving market conditions that negatively impacted refining margins.
•In our Ag segment, earnings were moderately lower due to softening oilseed crush margins compared to historically high margins in the first quarter of the prior fiscal year.
•Equity method investments continued to perform well, with our CF Nitrogen investment being the largest contributor.

Fiscal 2025 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2025. These factors include, among others, the ongoing war between Russia and Ukraine and further escalation of conflict in the Middle East; shifts in global trade flows for commodities, including global competitiveness giving rise to a weak export market for U.S. sourced agricultural products; potential changes in U.S. trade policy under the new U.S. administration taking office in January 2025; a changing interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which have experienced volatility in recent years and could positively or negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to continue to be less favorable for us during the remainder of fiscal 2025, as compared to fiscal 2024. Further, in light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of significantly reduced margins for energy and agricultural commodities to persist or accelerate through the remainder of fiscal 2025. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2024, for additional impacts these and other risks may have on our business operations and financial performance.

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

	Three Months Ended November 30,
	2024	2023
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	110,330	105,172
All other crude oil	69,313	71,931
Other feedstocks and blendstocks	18,465	14,021
Total refinery throughput volumes	198,108	191,124
Refined fuel yields*
Gasolines	93,936	85,760
Distillates	86,518	85,072

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs both decreasing by 32% during the three months ended November 30, 2024, compared to the same period during the prior fiscal year, which positively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased during the three months ended November 30, 2024, compared to the same period during the prior fiscal year, contributing to lower IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Three Months Ended November 30,
	2024	2023
Market indicators
WTI crude oil (dollars per barrel)	$70.13	$84.09
WTI - WCS crude oil discount (dollars per barrel)	$13.05	$18.20
Group 3 2:1:1 crack spread (dollars per barrel)*	$16.88	$30.65
Group 3 5:3:2 crack spread (dollars per barrel)*	$16.15	$27.72
D6 ethanol RIN (dollars per RIN)	$0.6632	$0.9687
D4 biodiesel RIN (dollars per RIN)	$0.6632	$0.9700
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

		Three Months Ended November 30,
	Market Source*	2024	2023
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.20	$4.72
Soybeans (dollars per bushel)	Chicago Board of Trade	$10.10	$13.02
Wheat (dollars per bushel)	Chicago Board of Trade	$5.62	$5.56
Urea (dollars per ton)	Green Markets NOLA	$318.29	$368.62
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$216.22	$250.78
Ethanol (dollars per gallon)	Chicago Platts	$1.63	$2.16

Volumes
Grain and oilseed (thousands of bushels)		628,025	591,412
North American grain and oilseed port throughput (thousands of bushels)		201,469	178,700
Wholesale crop nutrients (thousands of tons)		1,830	1,870
Ethanol (thousands of gallons)		136,747	247,001
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Three Months Ended November 30, 2024 and 2023

	Three Months Ended November 30,
	2024	% of Revenues*	2023	% of Revenues*
	(Dollars in thousands)
Revenues	$9,294,112	100.0%	$11,390,658	100.0%
Cost of goods sold	8,893,436	95.7	10,745,708	94.3
Gross profit	400,676	4.3	644,950	5.7
Marketing, general and administrative expenses	262,850	2.8	252,056	2.2
Operating earnings	137,826	1.5	392,894	3.4
Interest expense	27,648	0.3	29,628	0.3
Other income	(26,364)	(0.3)	(44,529)	(0.4)
Equity income from investments	(122,295)	(1.3)	(109,051)	(1.0)
Income before income taxes	258,837	2.8	516,846	4.5
Income tax expense (benefit)	13,244	0.1	(6,522)	(0.1)
Net income	245,593	2.6	523,368	4.6
Net income attributable to noncontrolling interests	803	—	445	—
Net income attributable to CHS Inc.	$244,790	2.6%	$522,923	4.6%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended November 30, 2024. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income Before Income Taxes by Segment

Energy

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$19,763	$266,835	$(247,072)	(92.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended November 30, 2024, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Significantly lower crack spreads and decreased WCS crude oil discounts resulted from less favorable global market conditions, including the impact of higher U.S. refinery capacity utilization and global production, compared to the same period of the prior fiscal year, which contributed to a $237.8 million decrease of IBIT.
•Increased repairs and maintenance expense due to planned and unplanned maintenance at our Laurel, Montana, and McPherson, Kansas, refineries contributed to $11.0 million of decreased IBIT.
•The IBIT decrease was partially offset by lower costs for RINs in our refined fuels business, which contributed to a $23.4 million cost reduction.

Ag

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$166,652	$169,720	$(3,068)	(1.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended November 30, 2024, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•A $62.8 million decrease for oilseed processing due to a higher supply of canola and soybean meal and oil across global markets, resulting in lower crush margins compared to the prior fiscal year;
•An $11.1 million decrease for wholesale and retail agronomy that resulted primarily from market-driven price decreases; and
•Decreased margins were partially offset by $64.0 million of temporary mark-to-market adjustments associated with our commodity derivatives.

All Other Segments

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$25,241	$36,459	$(11,218)	(30.8%)
Corporate and Other IBIT	$47,181	$43,832	$3,349	7.6%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior fiscal year due to lower equity income attributed to decreased selling prices of urea and higher interest expense, which were partially offset by decreased natural gas costs, all due to global supply and demand factors. There were no significant changes on a dollar basis to IBIT in Corporate and Other during the three months ended November 30, 2024, compared to the same period during the prior fiscal year.

Revenues by Segment

Energy

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,131,159	$2,717,940	$(586,781)	(21.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended November 30, 2024, compared to the same period during the prior fiscal year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to decreased selling prices for refined fuels that resulted in a $554.7 million decrease in revenues.
•Lower propane volumes contributed to a $36.0 million decrease in revenues driven by lower propane demand due to an unseasonably warm and dry fall season, which was partially offset by increased refined fuels volumes that contributed to a $20.6 million increase in revenues, primarily driven by higher refined fuels demand due to more favorable weather conditions, compared to the prior fiscal year harvest.

Ag

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,142,114	$8,652,165	$(1,510,051)	(17.5%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended November 30, 2024, compared to the same period during the prior fiscal year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions experienced during the first quarter of fiscal 2025, including:
◦$1.3 billion decrease for grain and oilseed;
◦$151.7 million decrease for oilseed processing;
◦$78.6 million decrease for renewable fuels; and
◦$20.5 million decrease for wholesale and retail agronomy products.
•Increased volumes for grain and oilseed resulted from more favorable weather conditions, which contributed to a $374.2 million increase in revenues and which was partially offset by decreased volumes of renewable fuels that contributed to a $237.0 million decrease in revenues compared to the same period of the prior fiscal year.

All Other Segments

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$20,839	$20,553	$286	1.4%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

There were no significant changes on a dollar basis to Corporate and Other revenues during the three months ended November 30, 2024, compared to the same period during the prior fiscal year.

Cost of Goods Sold by Segment

Energy

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$2,038,827	$2,388,273	$(349,446)	(14.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended November 30, 2024, compared to the same period during the prior fiscal year:
The change in Energy segment COGS reflects the following:
•Decreased costs resulting from global market conditions contributed to a $314.4 million decrease in COGS for refined fuels.
•Lower propane volumes contributed to a $35.4 million decrease in COGS driven by lower propane demand due to an unseasonably warm and dry fall season, which was partially offset by increased refined fuels volumes that contributed to an $18.0 million increase in COGS, primarily driven by higher refined fuels demand due to more favorable weather conditions, compared to the prior fiscal year harvest.

Ag

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,857,319	$8,360,579	$(1,503,260)	(18.0%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended November 30, 2024, compared to the same period during the prior fiscal year:

The change in Ag segment COGS reflects the following:
•Lower costs across most of our Ag segment product categories during the first quarter of fiscal 2025, including:
◦$1.4 billion decrease for grain and oilseed primarily driven by lower pricing due to global market conditions;
◦$113.1 million and $75.3 million decreases for oilseed processing and renewable fuels, respectively, resulting from lower input costs; and
◦$9.4 million decrease for wholesale and retail agronomy products driven by lower prices.
•Increased volumes for grain and oilseed resulted from more favorable weather conditions, which contributed to a $370.6 million increase in COGS and which was partially offset by decreased volumes of renewable fuels that contributed to a $219.6 million decrease in COGS compared to the same period of the prior fiscal year.

All Other Segments

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$415	$412	$3	0.7%
Corporate and Other COGS	$(3,125)	$(3,557)	$432	12.1%

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended November 30, 2024, compared to the same period during the prior fiscal year.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$262,850	$252,056	$10,794	4.3%

    Marketing, general and administrative expenses increased during the three months ended November 30, 2024, primarily due to higher compensation and benefit expenses during the current fiscal year.

Interest Expense

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest expense	$27,648	$29,628	$(1,980)	(6.7%)

    Interest expense decreased during the three months ended November 30, 2024, as a result of lower interest rates, which was partially offset by a higher long-term debt balance compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Other income	$26,364	$44,529	$(18,165)	(40.8%)

    Other income decreased during the three months ended November 30, 2024, primarily due to decreased interest income as a result of a smaller cash balance and lower interest rates compared to the same period in the prior fiscal year.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$122,295	$109,051	$13,244	12.1%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended November 30, 2024, compared to the same period during the prior fiscal year, primarily due to a newly expanded joint venture which operated for one month of the first quarter of fiscal 2024 compared to a full quarter in fiscal 2025.

Income Tax Expense (Benefit)

	Three Months Ended November 30,		Change
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income tax expense (benefit)	$13,244	$(6,522)	$19,766	(303.1%)

    Increased income tax expense during the three months ended November 30, 2024, resulted primarily from the recognition of fewer research and development tax credits during the current fiscal year and the impact of equity management assumptions compared to the same period of the prior year, which were partially offset by lower nonpatronage earnings. Effective tax rates for the three months ended November 30, 2024 and 2023, were 5.1% and (1.3)%, respectively. A federal and state statutory rate of 24.5% was applied to nonpatronage business activity for the three months ended November 30, 2024 and 2023. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

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

	November 30, 2024	August 31, 2024
	(Dollars in thousands)
Cash and cash equivalents	$450,491	$794,865
Notes payable	331,689	306,831
Long-term debt including current maturities	2,159,126	2,161,460
Total equities	10,818,388	10,761,924
Working capital	3,288,837	3,307,969
Current ratio*	1.5	1.6
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2025:

•Capital expenditures. We expect total capital expenditures for fiscal 2025 to be approximately $837.3 million, compared to capital expenditures of $808.8 million in fiscal 2024, as we continue to invest in capital projects to meet the evolving needs of our owners and customers, enhance value for the cooperative system and focus on targeted growth during fiscal 2025. In addition, we expect more than $225.0 million in incremental expenditures for business acquisitions during fiscal 2025. During the three months ended November 30, 2024, we acquired $192.7 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2025 to be approximately $256.9 million, compared to major maintenance of $22.7 million in fiscal 2024. Increased major maintenance expectations for fiscal 2025 is due to a scheduled turnaround at our McPherson refinery. During the three months ended November 30, 2024, we paid $11.1 million in major maintenance.
•Debt and interest. We expect to repay approximately $339.6 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $101.7 million during fiscal 2025. During the three months ended November 30, 2024, we repaid $1.1 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of November 30, 2024. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2025. Dividends paid on our preferred stock during the three months ended November 30, 2024, were $42.2 million.
•Patronage. Our Board of Directors authorized approximately $300.0 million of our fiscal 2024 patronage-sourced earnings to be paid to our member-owners during fiscal 2025.
•Equity redemptions. Our Board of Directors authorized approximately $300.0 million of equity redemptions to be distributed in fiscal 2025 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the three months ended November 30, 2024, we redeemed $9.8 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond 12 months) operations.

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2024. Based on our current fiscal 2025 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of November 30, 2024, and August 31, 2024, was as follows:

	November 30, 2024	August 31, 2024	Change
	(Dollars in thousands)
Current assets	$9,358,224	$8,708,783	$649,441
Less current liabilities	6,069,387	5,400,814	668,573
Working capital	$3,288,837	$3,307,969	$(19,132)

As of November 30, 2024, working capital decreased by $19.1 million compared to August 31, 2024. Current asset balance changes increased working capital by $649.4 million, primarily driven by increases in inventories and receivables, which were driven by the fall harvest. Current liability balance changes decreased working capital by $668.6 million, primarily due to increases in accounts payable, which were also driven by the fall harvest.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2024. No material changes occurred during the three months ended November 30, 2024.

Cash Flows

    The following table presents summarized cash flow data for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023	Change
	(Dollars in thousands)
Net cash used in operating activities	$(293,984)	$(147,585)	$(146,399)
Net cash used in investing activities	(6,667)	(99,616)	92,949
Net cash used in financing activities	(36,042)	(174,504)	138,462
Effect of exchange rate changes on cash and cash equivalents	(2,553)	(3,969)	1,416
Decrease in cash and cash equivalents and restricted cash	$(339,246)	$(425,674)	$86,428

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $146.4 million increase in cash used in operating activities primarily reflects decreased accounts payable, as well as decreased net income, which was partially offset by a decrease in receivables, during the first three months of fiscal 2025 compared to the same period during fiscal 2024.
    The $92.9 million decrease of cash used in investing activities primarily reflects increased proceeds from the sale of investments. Decreases were partially offset by timing differences in borrowings and payments for CHS Capital notes receivable, as well as higher acquisitions of property, plant and equipment during the first three months of fiscal 2025, compared to the same period during fiscal 2024.

    The $138.5 million decrease of cash used in financing activities relative to the previous year primarily reflects increased net cash inflows associated with our notes payable due to increased short-term funding needs for working capital.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of November 30, 2024, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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
(c) Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulated dividends at a rate of 6.75% per year until September 30, 2024, and subsequently fixed at a rate of 6.75% based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.
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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2024, have not materially changed during the three months ended November 30, 2024.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended November 30, 2024, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of November 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended November 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2024.

ITEM 5.     OTHER INFORMATION

During the three months ended November 30, 2024, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Fifth Amendment, dated as of October 29, 2024, to that certain Credit Agreement (5-Year Term Revolver Loan) (previously referred to as the 2015 Credit Agreement (10-Year Term Loan)), dated as of September 4, 2015, as amended. (Incorporated by reference to our Current Report on Form 8-K, filed October 31, 2024).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	January 8, 2025	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer