Form 10-K/A
period 2024-08-31
CHS INC
filed 2025-03-03
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this "Amendment") of CHS Inc. ("CHS") amends CHS's Annual Report on Form 10-K for the year ended August 31, 2024, which CHS filed with the Securities and Exchange Commission ("SEC") on November 6, 2024 (the "Original Form 10-K"). CHS is filing this Amendment to amend Item 15 of the Original Form 10-K to include the consolidated financial statements of its equity investee, CF Industries Nitrogen, LLC ("CF Nitrogen"), as of December 31, 2024 and 2023, and for the three years ended December 31, 2024 (the "CF Nitrogen Financial Statements"), pursuant to Rule 3-09 of SEC Regulation S-X.

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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) FINANCIAL STATEMENTS

    The financial statements of CHS listed in Item 15(a)(1) of the Original Form 10-K are set forth beginning on page F-1 of the Original Form 10-K. The CF Nitrogen Financial Statements are set forth beginning on page 4 of Exhibit 99.1.

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

10.33	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
10.34	Letter Agreement, dated January 1, 2021, between CHS Inc. and Brandon Smith. (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022). (+)
19.1	Insider Trading Policy. (Incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023).
21.1	Subsidiaries of the Registrant. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
23.2	Consent of KPMG LLP, independent registered public accounting firm. (***)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (***)
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (***)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (***)
32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (***)
97.1	CHS Inc. Incentive Compensation Recovery Policy. (*)
99.1
CF Nitrogen consolidated financial statements as of December 31, 2024 and 2023, and for the three years ended December 31, 2024; and Independent Registered Public Accounting Firm's Report for the three years ended December 31, 2024. (***)

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
(*) Filed with the Original Form 10-K on November 6, 2024, incorporated herein by reference.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(***) Filed herewith.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Amendment are being filed herewith.

    (c) SCHEDULES

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2025.

CHS INC.

By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer