Form 10-Q
period 2025-02-28
CHS INC
filed 2025-04-02
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 28, 2025
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward- looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward- looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2024. These factors may include changes in commodity prices; political, economic, legal and other risks of doing business globally; ongoing wars and global conflicts; global and regional factors impacting demand for our products; the impact of government policies, mandates, regulations and trade agreements; the impact of inflation; the impact of competitive business markets; any loss of members who choose to do business with other companies instead of us; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance or nonpayment by contractual counterparties; deterioration in credit quality of third parties who owe us money; the effectiveness of our risk management strategies; actual or perceived quality, safety or health risks associated with our products; business interruptions, casualty losses and supply chain issues; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments; the impact of workforce factors; technological improvements and sustainability initiatives that decrease demand for our products; security breaches or other disruptions in our information technology systems or assets; increased scrutiny and changing expectations with respect to environmental, social and governance practices; failures or delays in achieving strategies or expectations related to climate change or other environmental matters; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; changes in federal income tax laws or our tax status; the impact and costs of compliance or noncompliance with applicable laws and regulations; the costs of compliance with environmental and energy laws and regulations; the impact of environmental liabilities and litigation; the impact of seasonality; the impairment of long-lived assets; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; limits on our ability to access equity capital due to our cooperative structure; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$433,300	$794,865
Receivables	3,392,512	3,549,917
Inventories	4,644,319	3,067,415
Other current assets	1,226,613	1,296,586
Total current assets	9,696,744	8,708,783
Investments	3,768,144	3,780,967
Property, plant and equipment	5,417,114	5,177,355
Other assets	1,217,359	1,047,970
Total assets	$20,099,361	$18,715,075
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,751,386	$306,831
Current portion of long-term debt	187,873	337,266
Accounts payable	2,543,654	2,697,290
Accrued expenses	591,747	783,945
Other current liabilities	1,708,156	1,275,482
Total current liabilities	6,782,816	5,400,814
Long-term debt	1,828,641	1,824,194
Other liabilities	773,776	728,143
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,914,479	5,982,369
Accumulated other comprehensive loss	(302,352)	(296,542)
Capital reserves	2,832,758	2,805,526
Total CHS Inc. equities	10,708,923	10,755,391
Noncontrolling interests	5,205	6,533
Total equities	10,714,128	10,761,924
Total liabilities and equities	$20,099,361	$18,715,075

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(Dollars in thousands)
Revenues	$7,796,191	$9,087,480	$17,090,303	$20,478,138
Cost of goods sold	7,719,876	8,721,588	16,613,312	19,467,296
Gross profit	76,315	365,892	476,991	1,010,842
Marketing, general and administrative expenses	248,268	298,230	511,118	550,286
Operating (loss) earnings	(171,953)	67,662	(34,127)	460,556
Interest expense	25,205	25,460	52,853	55,088
Other income	(20,376)	(31,339)	(46,740)	(75,868)
Equity income from investments	(92,070)	(112,117)	(214,365)	(221,168)
(Loss) income before income taxes	(84,712)	185,658	174,125	702,504
Income tax (benefit) expense	(8,709)	15,325	4,535	8,803
Net (loss) income	(76,003)	170,333	169,590	693,701
Net (loss) income attributable to noncontrolling interests	(249)	26	554	471
Net (loss) income attributable to CHS Inc.	$(75,754)	$170,307	$169,036	$693,230

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(Dollars in thousands)
Net income (loss)	$(76,003)	$170,333	$169,590	$693,701
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	2,461	51	4,579	68
Cash flow hedges	258	6,303	1,739	2,142
Foreign currency translation adjustment	(269)	(926)	(12,128)	(4,084)
Other comprehensive income (loss), net of tax	2,450	5,428	(5,810)	(1,874)
Comprehensive income (loss)	(73,553)	175,761	163,780	691,827
Comprehensive income (loss) attributable to noncontrolling interests	(249)	26	554	471
Comprehensive income (loss) attributable to CHS Inc.	$(73,304)	$175,735	$163,226	$691,356

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28, 2025	February 29, 2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$169,590	$693,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	302,712	278,239
Equity income from investments, net of distributions received	12,087	67,804
Provision for current expected credit losses	(3,461)	2,820
Deferred taxes	(10,985)	(67,345)
Other, net	(4,000)	(6,012)
Changes in operating assets and liabilities:
Receivables	(13,951)	(484,287)
Inventories	(1,358,021)	(716,452)
Accounts payable and accrued expenses	(565,901)	(260,275)
Other, net	140,106	94,598
Net cash used in operating activities	(1,331,824)	(397,209)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(357,570)	(346,092)
Proceeds from disposition of property, plant and equipment	8,181	7,708
Expenditures for major maintenance	(45,732)	(10,659)
Proceeds from sale and maturity of investments	508,415	—
Changes in CHS Capital notes receivable, net	88,682	174,858
Business acquisitions, net of cash acquired	(236,461)	—
Other investing activities, net	(11,398)	(11,169)
Net cash used in investing activities	(45,883)	(185,354)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	7,571,556	1,885,088
Payments on notes payable, long-term debt and finance lease obligations	(6,207,861)	(2,025,935)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(16,327)	(16,458)
Cash patronage dividends paid	(229,470)	(300,750)
Other financing activities, net	(1,385)	(7,556)
Net cash provided by (used in) financing activities	1,032,179	(549,945)
Effect of exchange rate changes on cash and cash equivalents	(600)	(2,780)
Decrease in cash and cash equivalents and restricted cash	(346,128)	(1,135,288)
Cash and cash equivalents and restricted cash at beginning of period	873,862	1,844,587
Cash and cash equivalents and restricted cash at end of period	$527,734	$709,299

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

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 28, 2025, and February 29, 2024. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 28, 2025	(Dollars in thousands)
Energy	$1,537,215	$154,025	$—	$1,691,240
Ag	1,614,865	4,469,459	1,143	6,085,467
Corporate and Other	5,516	—	13,968	19,484
Total revenues	$3,157,596	$4,623,484	$15,111	$7,796,191

Three Months Ended February 29, 2024
Energy	$1,621,474	$135,248	$—	$1,756,722
Ag	1,478,304	5,824,710	8,097	7,311,111
Corporate and Other	6,387	—	13,260	19,647
Total revenues	$3,106,165	$5,959,958	$21,357	$9,087,480

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Six Months Ended February 28, 2025	(Dollars in thousands)
Energy	$3,428,303	$394,096	$—	$3,822,399
Ag	3,598,206	9,626,633	2,742	13,227,581
Corporate and Other	11,538	—	28,785	40,323
Total revenues	$7,038,047	$10,020,729	$31,527	$17,090,303

Six Months Ended February 29, 2024
Energy	$4,021,026	$453,636	$—	$4,474,662
Ag	3,704,727	12,239,342	19,207	15,963,276
Corporate and Other	13,163	—	27,037	40,200
Total revenues	$7,738,916	$12,692,978	$46,244	$20,478,138

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $18.4 million and $34.7 million as of February 28, 2025, and August 31, 2024, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $813.4 million and $248.8 million as of February 28, 2025, and August 31, 2024, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 28, 2025, and February 29, 2024, we recognized revenues of $38.7 million and $79.2 million related to contract liabilities, respectively. For the six months ended February 28, 2025, and February 29, 2024, we recognized revenues of $166.3 million and $168.8 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
Trade accounts receivable	$2,352,598	$2,232,203
CHS Capital short-term notes receivable	708,618	944,861
Other	405,404	452,662
Gross receivables	3,466,620	3,629,726
Less: allowances and reserves	74,108	79,809
Total receivables	$3,392,512	$3,549,917

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Illinois and North Dakota. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $135.1 million and $74.6 million as of February 28, 2025, and August 31, 2024, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 28, 2025, and August 31, 2024, commercial notes represented 42% and 18%, respectively, and producer notes represented 58% and 82%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of February 28, 2025, CHS Capital customers had additional available credit of $1.2 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 28, 2025, or August 31, 2024.

Note 4        Inventories

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
Grain and oilseed	$1,527,652	$888,768
Energy	921,280	720,636
Agronomy	1,868,305	1,126,916
Processed grain and oilseed	114,094	124,686
Other	212,988	206,409
Total inventories	$4,644,319	$3,067,415

    As of February 28, 2025, and August 31, 2024, we valued approximately 17% and 18%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $405.4 million and $456.3 million as of February 28, 2025, and August 31, 2024, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,527,092	$2,544,530
Ventura Foods, LLC	485,131	511,231
Ardent Mills, LLC	242,726	234,021
Producer Ag, LLC	39,904	15,274
Other equity method investments	321,915	338,139
Other investments	151,376	137,772
Total investments	$3,768,144	$3,780,967

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments during the six months ended February 28, 2025, and February 29, 2024, consist of CF Industries Nitrogen, LLC ("CF Nitrogen"), Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills") and Producer Ag, LLC ("Producer Ag"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $613.8 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of February 28, 2025.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 28, 2025, and February 29, 2024:

	Six Months Ended
	February 28, 2025	February 29, 2024
	(Dollars in thousands)
Net sales	$1,702,088	$1,776,394
Gross profit	462,475	525,846
Net earnings	431,053	507,848
Earnings attributable to CHS Inc.	111,779	131,592

Ventura Foods, Ardent Mills and Producer Ag

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes edible oil-based products. We also have a 12% interest in Ardent Mills, which is a joint venture with Cargill, Incorporated ("Cargill"), and Conagra Brands, Inc., and is the largest flour miller in the United States. In addition, we have a noncontrolling interest of approximately 57% in Producer Ag, a grain marketing joint venture with Mid-Kansas Cooperative. We account for Ventura Foods, Ardent Mills and Producer Ag as equity method investments. Our shares of the results of Ventura Foods and Ardent Mills are included in Corporate and Other and our share of the results of Producer Ag are included in our Ag segment.

    The following table provides summarized unaudited financial information for our equity method investments in Ventura Foods, Ardent Mills and Producer Ag for the six months ended February 28, 2025, and February 29, 2024:

	Six Months Ended
	February 28, 2025	February 29, 2024
	(Dollars in thousands)
Net sales	$4,057,799	$4,173,355
Gross profit	609,805	520,243
Net earnings	307,665	280,843
Earnings attributable to CHS Inc.	83,543	77,820

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of February 28, 2025. Notes payable as of February 28, 2025, and August 31, 2024, consisted of the following:

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
Notes payable	$1,048,469	$163,136
CHS Capital notes payable	702,917	143,695
Total notes payable	$1,751,386	$306,831

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were $451.0 million and no borrowings outstanding on this facility as of February 28, 2025, and August 31, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of February 28, 2025, total availability under the Securitization Facility was $595.4 million, of which $500.0 million was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. As of February 28, 2025, total availability under the Repurchase Facility was $127.5 million, of which $121.3 million was utilized.

On October 29, 2024, we amended our 10-year term loan facility (the “Facility”). The amendment reduced the size of the Facility to $300.0 million, and converted it into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2025. On October 29, 2025, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on October 29, 2029. The Facility includes an option to extend the revolving period for an additional year at our choosing. Any extension would not change the final payable date of October 29, 2029. There was no amount outstanding under this facility as of February 28, 2025.

The following table presents summarized long-term debt (including the current portion) as of February 28, 2025, and August 31, 2024:

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
Private placement debt	$1,963,000	$2,113,000
Term loan	—	1,000
Finance lease liabilities	56,292	49,511
Deferred financing costs	(4,236)	(4,562)
Other	1,458	2,511
Total long-term debt	2,016,514	2,161,460
Less current portion	187,873	337,266
Long-term portion	$1,828,641	$1,824,194

Interest expense for the three months ended February 28, 2025, and February 29, 2024, was $25.2 million and $25.5 million, respectively, net of capitalized interest of $7.1 million and $6.5 million, respectively. Interest expense for the six months ended February 28, 2025, and February 29, 2024, was $52.9 million and $55.1 million, respectively, net of capitalized interest of $14.6 million and $11.5 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended February 28, 2025, was 10.3%, compared to 8.3% for the three months ended February 29, 2024. Our effective tax rate for the six months ended February 28, 2025, was 2.6%, compared to 1.3% for the six months ended February 29, 2024. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $70.2 million and $65.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of February 28, 2025, and August 31, 2024, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended February 28, 2025, and February 29, 2024, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2024	$3,707,020	$27,105	$2,199,228	$2,264,038	$(304,802)	$2,919,830	$5,969	$10,818,388
Reversal of prior fiscal year patronage and redemption estimates	(70,765)	—	(282,431)	—	—	589,196	—	236,000
Distribution of 2024 patronage refunds	75,884	—	283,766	—	—	(589,120)	—	(229,470)
Redemptions of equities	(5,007)	(54)	(1,435)	—	—	—	—	(6,496)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(3)	(16)	(15)	—	—	(6,086)	(515)	(6,635)
Net loss	—	—	—	—	—	(75,754)	(249)	(76,003)
Other comprehensive income, net of tax	—	—	—	—	2,450	—	—	2,450
Estimated 2025 cash patronage refunds	—	—	—	—	—	36,859	—	36,859
Estimated 2025 equity redemptions	(18,798)	—	—	—	—	—	—	(18,798)
Balances, February 28, 2025	$3,688,331	$27,035	$2,199,113	$2,264,038	$(302,352)	$2,832,758	$5,205	$10,714,128

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2023	$3,861,170	$27,488	$1,929,868	$2,264,038	$(272,697)	$2,881,596	$5,926	$10,697,389
Reversal of prior fiscal year patronage and redemption estimates	(700,904)	—	(169,159)	—	—	1,175,367	—	305,304
Distribution of 2023 patronage refunds	707,394	—	169,051	—	—	(1,177,195)	—	(300,750)
Redemptions of equities	(3,858)	(28)	(1,336)	—	—	—	—	(5,222)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(56)	—	(28)	—	—	302	(172)	46
Net income	—	—	—	—	—	170,307	26	170,333
Other comprehensive income, net of tax	—	—	—	—	5,428	—	—	5,428
Estimated 2024 cash patronage refunds	—	—	—	—	—	(31,399)	—	(31,399)
Estimated 2024 equity redemptions	(31,399)	—	—	—	—	—	—	(31,399)
Balances, February 29, 2024	$3,832,347	$27,460	$1,928,396	$2,264,038	$(267,269)	$2,976,811	$5,780	$10,767,563

Changes in equities for the six months ended February 28, 2025, and February 29, 2024, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924
Reversal of prior fiscal year patronage and redemption estimates	(60,934)	—	(282,431)	—	—	589,196	—	245,831
Distribution of 2024 patronage refunds	75,884	—	283,766	—	—	(589,120)	—	(229,470)
Redemptions of equities	(12,145)	(210)	(3,972)	—	—	—	—	(16,327)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(8)	(16)	(15)	—	—	(3,227)	(1,882)	(5,148)
Net income	—	—	—	—	—	169,036	554	169,590
Other comprehensive loss, net of tax	—	—	—	—	(5,810)	—	—	(5,810)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(12,152)	—	(12,152)
Estimated 2025 equity redemptions	(67,809)	—	—	—	—	—	—	(67,809)
Balances, February 28, 2025	3,688,331	$27,035	$2,199,113	$2,264,038	$(302,352)	$2,832,758	$5,205	$10,714,128

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior fiscal year patronage and redemption estimates	(689,668)	—	(169,159)	—	—	1,175,367	—	316,540
Distribution of 2023 patronage refunds	707,394	—	169,051	—	—	(1,177,195)	—	(300,750)
Redemptions of equities	(12,145)	(95)	(4,218)	—	—	—	—	(16,458)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(22)	(3)	16	—	—	(979)	698	(290)
Net income	—	—	—	—	—	693,230	471	693,701
Other comprehensive loss, net of tax	—	—	—	—	(1,874)	—	—	(1,874)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(124,597)	—	(124,597)
Estimated 2024 equity redemptions	(124,597)	—	—	—	—	—	—	(124,597)
Balances, February 29, 2024	$3,832,347	$27,460	$1,928,396	$2,264,038	$(267,269)	$2,976,811	$5,780	$10,767,563

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three and six months ended February 28, 2025, and February 29, 2024.

		Three Months Ended		Six Months Ended
	Nasdaq symbol	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended February 28, 2025, and February 29, 2024, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2024, net of tax	$(193,855)	$3,258	$(114,205)	$(304,802)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	3,619	(504)	3,115
Amounts reclassified	3,260	(3,277)	—	(17)
Total other comprehensive income (loss), before tax	3,260	342	(504)	3,098
Tax effect	(799)	(84)	235	(648)
Other comprehensive income (loss), net of tax	2,461	258	(269)	2,450
Balance as of February 28, 2025, net of tax	$(191,394)	$3,516	$(114,474)	$(302,352)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2023, net of tax	$(173,908)	$(2,129)	$(96,660)	$(272,697)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	10,641	(752)	9,889
Amounts reclassified	67	(2,294)	—	(2,227)
Total other comprehensive income (loss), before tax	67	8,347	(752)	7,662
Tax effect	(16)	(2,044)	(174)	(2,234)
Other comprehensive income (loss), net of tax	51	6,303	(926)	5,428
Balance as of February 29, 2024, net of tax	$(173,857)	$4,174	$(97,586)	$(267,269)

Changes in accumulated other comprehensive income (loss) by component for the six months ended February 28, 2025, and February 29, 2024, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	9,819	(12,417)	(2,598)
Amounts reclassified	6,065	(7,515)	—	(1,450)
Total other comprehensive income (loss), before tax	6,065	2,304	(12,417)	(4,048)
Tax effect	(1,486)	(565)	289	(1,762)
Other comprehensive income (loss), net of tax	4,579	1,739	(12,128)	(5,810)
Balance as of February 28, 2025, net of tax	$(191,394)	$3,516	$(114,474)	$(302,352)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	12,921	(4,102)	8,819
Amounts reclassified	90	(10,084)	—	(9,994)
Total other comprehensive income (loss), before tax	90	2,837	(4,102)	(1,175)
Tax effect	(22)	(695)	18	(699)
Other comprehensive income (loss), net of tax	68	2,142	(4,084)	(1,874)
Balance as of February 29, 2024, net of tax	$(173,857)	$4,174	$(97,586)	$(267,269)

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

    Components of net periodic benefit costs for the three and six months ended February 28, 2025, and February 29, 2024, are as follows:

	Three Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$10,932	$9,348	$757	$492	$211	$163
Interest cost	8,725	8,982	289	261	285	286
Expected return on assets	(11,744)	(11,965)	—	—	—	—
Prior service cost (credit) amortization	50	45	(12)	(29)	(111)	(111)
Actuarial loss (gain) amortization	3,204	449	200	95	(309)	(404)
Net periodic benefit cost (benefit)	$11,167	$6,859	$1,234	$819	$76	$(66)

	Six Months Ended
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$21,864	$18,696	$1,514	$984	$422	$325
Interest cost	17,449	17,964	577	522	570	572
Expected return on assets	(23,488)	(23,930)	—	—	—	—
Prior service cost (credit) amortization	100	89	(24)	(57)	(223)	(223)
Actuarial loss (gain) amortization	6,408	898	400	190	(617)	(808)
Net periodic benefit cost (benefit)	$22,333	$13,717	$2,467	$1,639	$152	$(134)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 28, 2025, and we do not anticipate being required to make contributions to our pension plans in fiscal 2025, although we may voluntarily elect to do so.

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

    Our Energy segment produces and provides primarily for wholesale distribution of petroleum products and transportation of those products. Our Ag segment purchases and further processes or resells grain and oilseed originated by our ag retail business, by our member cooperatives and by third parties; serves as a wholesaler and retailer of crop inputs; and produces and markets ethanol. Our Nitrogen Production segment consists of our equity method investment in CF Nitrogen that records earnings and allocated expenses but not revenues. Our supply agreement with CF Nitrogen entitles us to purchase up to a specified quantity of granular urea and urea ammonium nitrate ("UAN") annually from CF Nitrogen. Corporate and Other represents our financing and hedging businesses, which primarily consist of a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for commodities hedging and financial services related to crop production. Our nonconsolidated investments in Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Other category. All other nonconsolidated investments are included in our Energy and Ag segments.

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and income before income taxes ("IBIT") generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our ag retail business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseed, crop nutrients, edible oils and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability and adequacy of supply, demand variability, availability of reliable rail, river, truck and ocean transportation networks, outbreaks of disease, government regulations and policies, global trade disputes, wars and civil unrest, and general political and economic conditions.

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

Segment information for the three and six months ended February 28, 2025, and February 29, 2024, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 28, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$1,795,494	$6,086,909	$—	$18,606	$(104,818)	$7,796,191
Intersegment revenues	(104,254)	(1,442)	—	878	104,818	—
Revenues, net of intersegment revenues	$1,691,240	$6,085,467	$—	$19,484	$—	$7,796,191
Operating loss	(85,286)	(65,880)	(17,109)	(3,678)	—	(171,953)
Interest expense	(1,493)	13,762	17,509	2,847	(7,420)	25,205
Other income	163	(21,613)	—	(6,346)	7,420	(20,376)
Equity income from investments	(487)	(12,477)	(54,962)	(24,144)	—	(92,070)
(Loss) income before income taxes	$(83,469)	$(45,552)	$20,344	$23,965	$—	$(84,712)

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended February 29, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$1,874,077	$7,314,067	$—	$22,233	$(122,897)	$9,087,480
Intersegment revenues	(117,355)	(2,956)	—	(2,586)	122,897	—
Revenues, net of intersegment revenues	$1,756,722	$7,311,111	$—	$19,647	$—	$9,087,480
Operating earnings (loss)	45,432	36,231	(18,475)	4,474	—	67,662
Interest expense	(1,370)	14,904	15,814	658	(4,546)	25,460
Other income	(4,629)	(22,696)	(2,969)	(5,591)	4,546	(31,339)
Equity income from investments	(148)	(12,828)	(68,329)	(30,812)	—	(112,117)
Income before income taxes	$51,579	$56,851	$37,009	$40,219	$—	$185,658

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 28, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$4,074,547	$13,230,768	$—	$45,164	$(260,176)	$17,090,303
Intersegment revenues	(252,148)	(3,187)	—	(4,841)	260,176	—
Revenues, net of intersegment revenues	$3,822,399	$13,227,581	$—	$40,323	$—	$17,090,303
Operating (loss) earnings	(71,192)	68,824	(34,172)	2,413	—	(34,127)
Interest expense	(3,678)	30,424	35,663	3,623	(13,179)	52,853
Other income	(4,168)	(38,324)	(3,641)	(13,786)	13,179	(46,740)
Equity (income) loss from investments	360	(44,376)	(111,779)	(58,570)	—	(214,365)
(Loss) income before income taxes	$(63,706)	$121,100	$45,585	$71,146	$—	$174,125
Total assets as of February 28, 2025	$4,443,641	$9,457,804	$2,527,092	$3,670,824	$—	$20,099,361

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Six Months Ended February 29, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$4,793,200	$15,974,175	$—	$47,600	$(336,837)	$20,478,138
Intersegment revenues	(318,538)	(10,899)	—	(7,400)	336,837	—
Revenues, net of intersegment revenues	$4,474,662	$15,963,276	$—	$40,200	$—	$20,478,138
Operating earnings (loss)	304,279	176,572	(34,670)	14,375	—	460,556
Interest expense	(9,912)	30,861	26,423	17,647	(9,931)	55,088
Other income	(5,908)	(48,812)	(2,969)	(28,110)	9,931	(75,868)
Equity (income) loss from investments	1,685	(32,048)	(131,592)	(59,213)	—	(221,168)
Income before income taxes	$318,414	$226,571	$73,468	$84,051	$—	$702,504

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

	February 28, 2025
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$170,511	$—	$750	$169,761
Foreign exchange derivatives	19,978	—	16,138	3,840
Total	$190,489	$—	$16,888	$173,601
Derivative liabilities
Commodity derivatives	$177,591	$550	$750	$176,291
Foreign exchange derivatives	30,731	—	16,138	14,593
Total	$208,322	$550	$16,888	$190,884

	August 31, 2024
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$165,709	$—	$2,522	$163,187
Foreign exchange derivatives	9,029	—	7,100	1,929
Total	$174,738	$—	$9,622	$165,116
Derivative liabilities
Commodity derivatives	$221,803	$1,601	$2,522	$217,680
Foreign exchange derivatives	24,476	—	7,100	17,376
Total	$246,279	$1,601	$9,622	$235,056

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 28, 2025, and August 31, 2024, was $3.1 million and $2.9 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of February 28, 2025, and August 31, 2024, was $1.4 million and $6.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2025, and February 29, 2024:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(22,912)	$30,703	$49,544	$38,887
Foreign exchange derivatives	Cost of goods sold	12,851	(1,001)	4,010	(5,608)
Foreign exchange derivatives	Marketing, general and administrative expenses	2,191	(849)	(68)	(29)
Total		$(7,870)	$28,853	$53,486	$33,250

Commodity Contracts

    As of February 28, 2025, and August 31, 2024, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	February 28, 2025		August 31, 2024
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	514,479	960,135	385,426	517,883
Energy products (barrels)	5,757	6,389	8,438	5,014
Processed grain and oilseed (tons)	838	2,173	3,600	6,193
Crop nutrients (tons)	8	42	73	14
Natural gas (metric million Btu)	—	—	2,350	500

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.7 billion and $1.5 billion as of February 28, 2025, and August 31, 2024, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. The aggregate notional amounts of cash flow hedges were 5.5 million as of February 28, 2025, and August 31, 2024, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2025	August 31, 2024	Balance Sheet Location	February 28, 2025	August 31, 2024
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$5,438	$5,226	Other current liabilities	$1,164	$2,781

    The following table presents the pretax gains recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2025, and February 29, 2024:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(Dollars in thousands)
Commodity derivatives	$6	$7,932	$1,829	$1,622

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2025, and February 29, 2024:

		Three Months Ended		Six Months Ended
	Location of Gain	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$3,568	$2,585	$8,097	$10,667

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

    Recurring fair value measurements as of February 28, 2025, and August 31, 2024, are as follows:

	February 28, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$2,452	$173,497	$—	$175,949
Foreign exchange derivatives	—	19,978	—	19,978
Segregated investments and marketable securities	15,001	135,334	—	150,335
Other assets	249,626	—	—	249,626
Total	$267,079	$328,809	$—	$595,888
Liabilities
Commodity derivatives	$558	$178,197	$—	$178,755
Foreign exchange derivatives	—	30,731	—	30,731
Total	$558	$208,928	$—	$209,486

	August 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$2,454	$168,481	$—	$170,935
Foreign exchange derivatives	—	9,029	—	9,029
Segregated investments and marketable securities	15,069	136,258	—	151,327
Time deposits	—	500,921	—	500,921
Other assets	83,008	—	—	83,008
Total	$100,531	$814,689	$—	$915,220
Liabilities
Commodity derivatives	$1,641	$222,943	$—	$224,584
Foreign exchange derivatives	—	24,476	—	24,476
Total	$1,641	$247,419	$—	$249,060

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

Note 13        Commitments and Contingencies

Environmental

    We are required to comply with various environmental laws and regulations applicable to our normal business operations. To meet our compliance requirements, we establish reserves for future costs of remediation associated with identified issues that are probable and can be reasonably estimated. Estimates of environmental costs are based on current available facts, existing technology, undiscounted site-specific costs and currently enacted laws and regulations and are included in cost of goods sold and marketing, general and administrative expenses in our Condensed Consolidated Statements of Operations. Recoveries, if any, are recorded in the period in which recovery is received. Liabilities are monitored and adjusted as new facts or changes in laws or technology occur. The resolution of any such matters may affect consolidated net income for any fiscal period; however, we currently believe any resulting liabilities, individually or in aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows for any fiscal year.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $145.3 million were outstanding on February 28, 2025. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2025.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of February 28, 2025, and August 31, 2024, are as follows:

	February 28, 2025	August 31, 2024
Other current assets	(Dollars in thousands)
Short-term investments	$—	$500,921
Derivative assets (Note 11)	192,863	177,111
Margin and related deposits	210,844	176,821
Prepaid expenses	191,346	202,392
Supplier advance payments	508,330	133,678
Restricted cash	94,434	78,997
Other	28,796	26,666
Total other current assets	$1,226,613	$1,296,586
Other current liabilities
Customer margin deposits and credit balances	$139,025	$95,369
Customer advance payments	935,427	337,045
Derivative liabilities (Note 11)	208,099	243,068
Dividends and equity payable	425,605	600,000
Total other current liabilities	$1,708,156	$1,275,482

Note 15        Acquisition

On January 2, 2025, we completed our acquisition of West Central Ag Services ("WCAS"), a cooperative based in Ulen, Minnesota, that offers grain and agronomy services at locations in west-central Minnesota. The cash purchase price is estimated to be $321.6 million, which includes $107.3 million estimated for working capital that will be finalized later in the fiscal year. Prior to completing this acquisition, we also held a 50% ownership interest in Central Plains Ag Services ("CPAS"), a joint venture between CHS and WCAS that operates in eastern North Dakota and is now a wholly owned subsidiary of CHS.

By acquiring WCAS and the remaining 50% ownership of CPAS, we were able to expand our grain and agronomy platforms in west-central Minnesota and eastern North Dakota, as well as add value for our owners.

    The acquisition-date fair value of the previous equity interest in CPAS was $18.8 million and is included in the measurement of consideration transferred. Preliminary allocation of the estimated purchase price for this transaction includes $60.5 million for goodwill, which is nondeductible for tax purposes, and $46.5 million for definite-lived intangible assets. As this acquisition is not considered to have a material impact on our financial statements, pro forma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our consolidated results of operations. Purchase accounting has not been finalized and preliminary fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$85,105
Other current assets	351,184
Property, plant and equipment	138,976
Goodwill	60,538
Other intangible assets	46,500
Other noncurrent assets	7,934
Current liabilities	(314,802)
Noncurrent liabilities	(34,971)
Total net assets acquired	$340,464

    Operating results for WCAS are included in our Consolidated Statements of Operations from the day of the acquisition on January 2, 2025, through February 28, 2025, including revenues and loss before income taxes of $23.3 million and $2.8 million, respectively.

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
•Fiscal 2025 Second Quarter Highlights
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

    In addition, our financing and hedging businesses, along with our nonconsolidated food production and distribution and wheat milling joint ventures, are aggregated within our Corporate and Other category.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Ag segment, our ag retail business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively. Additionally, our agronomy business generally experiences higher volumes and revenues during the spring planting season. Our global grain and processing operations are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, global demand and international trade relationships. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The graphs below depict the seasonality inherent in our businesses.

Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grain, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather, crop damage due to plant disease or insects, drought, availability/adequacy of supply of a commodity, availability of reliable rail, river, truck and ocean transportation networks, disease outbreaks, government regulations and policies, global trade disputes, wars and civil unrest, and general political and/or economic conditions.

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

Fiscal 2025 Second Quarter Highlights

•Despite strong volumes, our Energy segment earnings declined substantially from the prior fiscal year due to evolving market conditions that negatively impacted refining margins.
•Our Ag segment earnings were weaker due to lower grain and oilseed margins, attributed to a more competitive global marketplace and the timing impact of mark-to-market adjustments.
•Equity method investments continued to perform well, with our CF Nitrogen investment being the largest contributor.

Fiscal 2025 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2025. These factors include, among others, changes and uncertainty of potential changes in U.S. trade policy, including tariffs and resulting retaliatory actions from other countries on products we purchase or sell, resulting in U.S. commodity exports being less competitive in global markets; the ongoing war between Russia and Ukraine and further escalation of conflict in the Middle East; shifts in global trade flows for commodities, including global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products; an uncertain interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form or combination of them, could cause significant margin pressure and lower profitability. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which have experienced volatility in recent years and could positively or negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to continue to be less favorable during the remainder of fiscal 2025, as compared to fiscal 2024. Further, in light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of significantly reduced margins for energy and agricultural commodities to persist or accelerate through the remainder of fiscal 2025. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2024, for additional impacts these and other risks may have on our business operations and financial performance.

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

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28 2025	February 29 2024
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	106,692	107,662	108,521	106,417
All other crude oil	67,369	68,169	68,346	70,050
Other feedstocks and blendstocks	14,095	5,309	16,292	9,665
Total refinery throughput volumes	188,156	181,140	193,159	186,132
Refined fuel yields
Gasolines	87,303	78,076	90,638	81,918
Distillates	83,054	85,243	84,796	85,158

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs increased by 5% and 8%, respectively, during the three months ended February 28, 2025, compared to the same period during the prior fiscal year. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased during the three and six months ended February 28, 2025, compared to the same period during the prior fiscal year, contributing to significantly lower IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28 2025	February 29 2024
Market indicators
WTI crude oil (dollars per barrel)	$72.00	$74.20	$71.06	$79.14
WTI - WCS crude oil discount (dollars per barrel)	$12.11	$21.84	$12.58	$20.02
Group 3 2:1:1 crack spread (dollars per barrel)*	$14.31	$17.10	$15.59	$23.87
Group 3 5:3:2 crack spread (dollars per barrel)*	$13.44	$15.32	$14.79	$21.52
D6 ethanol RIN (dollars per RIN)	$0.7025	$0.6678	$0.6828	$0.8183
D4 biodiesel RIN (dollars per RIN)	$0.7276	$0.6742	$0.6954	$0.8221
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

		Three Months Ended		Six Months Ended
	Market Source*	February 28, 2025	February 29, 2024	February 28 2025	February 29 2024
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.65	$4.45	$4.42	$4.59
Soybeans (dollars per bushel)	Chicago Board of Trade	$10.17	$12.15	$10.13	$12.58
Wheat (dollars per bushel)	Chicago Board of Trade	$5.49	$6.00	$5.56	$5.78
Urea (dollars per ton)	Green Markets NOLA	$358.58	$326.54	$337.63	$348.42
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$256.00	$239.97	$235.32	$245.59
Ethanol (dollars per gallon)	Chicago Platts	$1.68	$1.59	$1.66	$1.87

Volumes
Grain and oilseed (thousands of bushels)		573,766	612,682	1,201,791	1,204,094
North American grain and oilseed port throughput (thousands of bushels)		184,162	197,816	385,631	376,516
Wholesale crop nutrients (thousands of tons)		1,656	1,540	3,486	3,410
Ethanol (thousands of gallons)		143,265	186,415	280,012	433,416
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Three Months Ended February 28, 2025, and February 29, 2024

	Three Months Ended
	February 28 2025	% of Revenues*	February 29 2024	% of Revenues*
	(Dollars in thousands)
Revenues	$7,796,191	100.0%	$9,087,480	100.0%
Cost of goods sold	7,719,876	99.0	8,721,588	96.0
Gross profit	76,315	1.0	365,892	4.0
Marketing, general and administrative expenses	248,268	3.2	298,230	3.3
Operating (loss) earnings	(171,953)	(2.2)	67,662	0.7
Interest expense	25,205	0.3	25,460	0.3
Other income	(20,376)	(0.3)	(31,339)	(0.3)
Equity income from investments	(92,070)	(1.2)	(112,117)	(1.2)
(Loss) income before income taxes	(84,712)	(1.1)	185,658	2.0
Income tax (benefit) expense	(8,709)	(0.1)	15,325	0.2
Net (loss) income	(76,003)	(1.0)	170,333	1.9
Net (loss) income attributable to noncontrolling interests	(249)	—	26	—
Net (loss) income attributable to CHS Inc.	$(75,754)	(1.0%)	$170,307	1.9%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended February 28, 2025. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

(Loss) Income Before Income Taxes by Segment

Energy

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(83,469)	$51,579	$(135,048)	(261.8%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended February 28, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Significantly lower WCS crude oil discounts and crack spreads resulted from less favorable global market conditions, including the impact of higher U.S. refinery capacity utilization, global production and additional export opportunities for Canadian crude oil, compared to the same period of the prior fiscal year, which contributed to a $128.2 million decrease of IBIT; and
•Lower margins for propane and refined fuels, mostly attributable to the timing of hedging-related impacts associated with global market conditions affecting the price of these products, contributed $15.7 million and $11.1 million of decreased IBIT, respectively.

Ag

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(45,552)	$56,851	$(102,403)	(180.1%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended February 28, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins for our grain and oilseed product category, primarily the result of the timing impact of mark-to-market adjustments and market conditions in South America, contributed to a $101.4 million decrease in IBIT; and
•Decreased margins for our oilseed processing product category, due to higher global supply of canola and soybean meal and oil, resulting in lower crush margins compared to the prior fiscal year, and the timing impact of mark-to-market adjustments, contributed to a $34.9 million decrease in IBIT.

All Other Segments

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$20,344	$37,009	$(16,665)	(45.0%)
Corporate and Other IBIT	$23,965	$40,219	$(16,254)	(40.4%)
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior fiscal year due to lower equity income primarily attributed to increased natural gas costs, due to global supply and demand factors. Corporate and Other IBIT decreased primarily as a result of lower income from our equity investment Ventura Foods, LLC ("Ventura Foods"), from less favorable market conditions for oil-based food products, during the three months ended February 28, 2025, compared to the same period during the prior fiscal year.

Revenues by Segment

Energy

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,691,240	$1,756,722	$(65,482)	(3.7%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended February 28, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to decreased selling prices for refined fuels that resulted in a $101.4 million decrease in revenues, which was partially offset by increased selling prices for propane resulting from colder weather that drove a $21.4 million increase in revenues.
•Higher propane volumes contributed to a $53.5 million increase in revenues, which was partially offset by lower refined fuels volumes contributing to a $22.1 million decrease in revenues. Both the increased propane demand and decreased refined fuels demand were attributable to colder winter weather conditions experienced during the second quarter of fiscal 2025 compared to the same period in the prior year.

Ag

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$6,085,467	$7,311,111	$(1,225,644)	(16.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended February 28, 2025, compared to the same period during the prior fiscal year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions experienced during the second quarter of fiscal 2025, including:
◦$701.0 million decrease for grain and oilseed;
◦$135.2 million decrease for oilseed processing; and
◦$40.0 million decrease for wholesale and retail agronomy.
•Decreased volumes for grain and oilseed as a result of weaker export demand and decreased volumes of renewable fuels contributed to decreased revenues of $348.1 million and $68.4 million, respectively. The decreases were partially offset by increased volumes of agronomy products, as strategic initiatives to grow the business have been successful.

All Other Segments

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$19,484	$19,647	$(163)	(0.8%)
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

There were no significant changes to Corporate and Other revenues during the three months ended February 28, 2025, compared to the same period during the prior fiscal year.

Cost of Goods Sold by Segment

Energy

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,707,374	$1,630,422	$76,952	4.7%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended February 28, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment COGS reflects the following:
•Increased costs resulting from global market conditions contributed to $36.6 million and $34.7 million increases in COGS for refined fuels and propane, respectively.
•Higher propane volumes contributed to a $47.6 million increase in COGS, which was partially offset by lower refined fuels volumes contributing to a $20.8 million decrease in COGS. Both the increased propane demand and decreased refined fuels demand were attributable to colder winter weather conditions experienced during the second quarter of fiscal 2025 compared to the prior year.

Ag

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$6,008,927	$7,091,565	$(1,082,638)	(15.3%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended February 28, 2025, compared to the same period during the prior fiscal year:

The change in Ag segment COGS reflects the following:
•Decreased costs across most of our Ag segment product categories due to global market conditions experienced during the second quarter of fiscal 2025, including:
◦$599.7 million decrease for grain and oilseed;
◦$100.3 million decrease for oilseed processing; and
◦$33.2 million decrease for wholesale and retail agronomy.
•Decreased volumes for grain and oilseed as a result of weaker export demand and decreased volumes of renewable fuels contributed to decreased costs of $341.7 million and $67.1 million, respectively. The decreases were partially offset by increased volumes of agronomy products, as strategic initiatives to grow business have been successful.

All Other Segments

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$419	$419	$—	—%
Corporate and Other COGS	$3,156	$(818)	$3,974	485.8%

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended February 28, 2025, compared to the same period during the prior fiscal year.

Marketing, General and Administrative Expenses

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$248,268	$298,230	$(49,962)	(16.8%)

    Marketing, general and administrative expenses decreased during the three months ended February 28, 2025, primarily due to lower expenses for performance-based incentive compensation with the lower profitability of the company during the current fiscal year quarter.

Interest Expense

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$25,205	$25,460	$(255)	(1.0%)

    Interest expense decreased during the three months ended February 28, 2025, as a result of lower interest rates, which was mostly offset by higher notes payable and long-term debt balances compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Other income	$20,376	$31,339	$(10,963)	(35.0%)

    Other income decreased during the three months ended February 28, 2025, primarily due to decreased interest income as a result of a smaller cash balance and lower interest rates compared to the same period in the prior fiscal year.

Equity Income from Investments

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$92,070	$112,117	$(20,047)	(17.9%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended February 28, 2025, compared to the same period during the prior fiscal year, primarily due to lower equity income from our investments in CF Nitrogen as a result of increased natural gas costs, due to global supply and demand factors, and in Ventura Foods as a result of less favorable market conditions for oil-based food products.

Income Tax (Benefit) Expense

	Three Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Income tax (benefit) expense	$(8,709)	$15,325	$(24,034)	(156.8%)

    Decreased income tax expense during the three months ended February 28, 2025, resulted primarily from lower year-to-date earnings. Effective tax rates for the three months ended February 28, 2025, and February 29, 2024, were 10.3% and 8.3%, respectively. A federal and state statutory rate of 24.5% was applied to nonpatronage business activity for the three months ended February 28, 2025, and February 29, 2024. Income tax (benefit) expense and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

Results of Operations

Six Months Ended February 28, 2025, and February 29, 2024

	Six Months Ended
	February 28, 2025	% of Revenues*	February 29, 2024	% of Revenues*
	(Dollars in thousands)
Revenues	$17,090,303	100.0%	$20,478,138	100.0%
Cost of goods sold	16,613,312	97.2	19,467,296	95.1
Gross profit	476,991	2.8	1,010,842	4.9
Marketing, general and administrative expenses	511,118	3.0	550,286	2.7
Operating (loss) earnings	(34,127)	(0.2)	460,556	2.2
Interest expense	52,853	0.3	55,088	0.3
Other income	(46,740)	(0.3)	(75,868)	(0.4)
Equity income from investments	(214,365)	(1.3)	(221,168)	(1.1)
Income before income taxes	174,125	1.0	702,504	3.4
Income tax expense	4,535	—	8,803	—
Net income	169,590	1.0	693,701	3.4
Net income attributable to noncontrolling interests	554	—	471	—
Net income attributable to CHS Inc.	$169,036	1.0%	$693,230	3.4%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the six months ended February 28, 2025. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(63,706)	$318,414	$(382,120)	(120.0%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the six months ended February 28, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Significantly lower crack spreads and WCS crude oil discounts resulted from less favorable global market conditions, including the impact of higher U.S. refinery capacity utilization, global production and additional export opportunities for Canadian crude oil, compared to the same period of the prior fiscal year, which contributed to a $366.0 million decrease of IBIT.
•Lower margins for refined fuels and propane, mostly attributable to the timing of hedging-related impacts associated with global market conditions affecting the price of these products, contributed $19.8 million and $12.9 million of decreased IBIT, respectively.
•The IBIT decrease was partially offset by lower costs for RINs in our refined fuels business, which contributed to a $23.4 million cost reduction.

Ag

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$121,100	$226,571	$(105,471)	(46.6%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the six months ended February 28, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins for our oilseed processing product category, due to higher global supply of canola and soybean meal and oil, resulting in lower crush margins compared to the prior fiscal year, contributed to a $73.0 million decrease in IBIT.
•Decreased margins for our grain and oilseed product category, primarily the result of market conditions in South America, contributed to a $51.6 million decrease in IBIT; and
•Decreased margins for wholesale and retail agronomy products resulted from market-driven price decreases, contributed to a $14.8 million decrease of IBIT.

All Other Segments

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$45,585	$73,468	$(27,883)	(38.0%)
Corporate and Other IBIT	$71,146	$84,051	$(12,905)	(15.4%)
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior fiscal year primarily due to lower equity income attributed to decreased selling prices of urea and UAN, as well as higher natural gas costs, all due to global supply and demand factors. Corporate and Other IBIT decreased primarily as a result of lower income from our equity investment in Ventura Foods from less favorable market conditions for oil-based food products, during the six months ended February 28, 2025, compared to the same period during the prior fiscal year.

Revenues by Segment

Energy

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$3,822,399	$4,474,662	$(652,263)	(14.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the six months ended February 28, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to decreased selling prices for refined fuels that resulted in a $650.2 million decrease in revenues.
•The decrease was partially offset by increased selling prices for propane resulting from colder weather that drove a $27.3 million increase in revenues.

Ag

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$13,227,581	$15,963,276	$(2,735,695)	(17.1%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the six months ended February 28, 2025, compared to the same period during the prior fiscal year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions experienced during the first half of fiscal 2025, including:
◦$2.0 billion decrease for grain and oilseed;
◦$285.8 million decrease for oilseed processing;
◦$87.2 million decrease associated with renewable fuels; and
◦$76.3 million decrease for wholesale and retail agronomy products.
•Decreased volumes of renewable fuels contributed to decreased revenues of $292.8 million. The decrease was partially offset by increased volumes of agronomy products, which contributed to a $122.5 million increase in revenues and were a result of more favorable weather conditions and strategic initiatives to grow the business.

All Other Segments

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$40,323	$40,200	$123	0.3%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

There were no significant changes on a dollar basis to Corporate and Other revenues during the six months ended February 28, 2025, compared to the same period during the prior fiscal year.

Cost of Goods Sold by Segment

Energy

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$3,746,201	$4,018,695	$(272,494)	(6.8%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the six months ended February 28, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment COGS reflects the following:
•Decreased costs resulting from global market conditions contributed to a $274.3 million decrease in COGS for refined fuels.
•The decrease was partially offset by increased costs for propane resulting from colder weather that drove a $32.9 million increase in COGS.

Ag

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$12,866,246	$15,452,145	$(2,585,899)	(16.7%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the six months ended February 28, 2025, compared to the same period during the prior fiscal year:

The change in Ag segment COGS reflects the following:
•Decreased costs across most of our Ag segment product categories due to global market conditions experienced during the first half of fiscal 2025, including:
◦$1.9 billion decrease for grain and oilseed;
◦$212.9 million decrease for oilseed processing;
◦$84.3 million decrease for renewable fuels; and
◦$61.5 million decrease for wholesale and retail agronomy.
•Decreased volumes of renewable fuels contributed to decreased COGS of $277.0 million. The decrease was partially offset by increased volumes of agronomy products, which contributed to a $100.0 million increase in COGS and were a result of more favorable weather conditions and strategic initiatives to grow the business.

All Other Segments

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$834	$831	$3	0.4%
Corporate and Other COGS	$31	$(4,375)	$4,406	100.7%

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the six months ended February 28, 2025, compared to the same period during the prior fiscal year.

Marketing, General and Administrative Expenses

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$511,118	$550,286	$(39,168)	(7.1%)

    Marketing, general and administrative expenses decreased during the six months ended February 28, 2025, primarily due to lower expenses for performance-based incentive compensation with the lower profitability of the company during the current fiscal year.

Interest Expense

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$52,853	$55,088	$(2,235)	(4.1%)

    Interest expense decreased during the six months ended February 28, 2025, as a result of lower interest rates, which was partially offset by higher notes payable and long-term debt balances compared to the same period in the prior fiscal year.

Other Income

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Other income	$46,740	$75,868	$(29,128)	(38.4%)

    Other income decreased during the six months ended February 28, 2025, primarily due to decreased interest income as a result of a smaller cash balance and lower interest rates compared to the same period in the prior fiscal year.

Equity Income from Investments

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$214,365	$221,168	$(6,803)	(3.1%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the six months ended February 28, 2025, compared to the same period during the prior fiscal year, primarily due to lower equity income from our CF Nitrogen investment attributed to decreased selling prices of urea and UAN, as well as higher natural gas costs, all due to global supply and demand factors.

Income Tax Expense

	Six Months Ended		Change
	February 28, 2025	February 29, 2024	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$4,535	$8,803	$(4,268)	(48.5%)

    Decreased income tax expense during the six months ended February 28, 2025, resulted primarily from lower earnings during the current fiscal year, which was partially offset by the recognition of fewer research and development tax credits and the impact of equity management assumptions compared to the same period of the prior year. Effective tax rates for the six months ended February 28, 2025, and February 29, 2024, were 2.6% and 1.3%, respectively. A federal and state statutory rate of 24.5% was applied to nonpatronage business activity for the three months ended February 28, 2025, and February 29, 2024. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, meeting debt maturity obligations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions, and taking advantage of strategic opportunities that benefit our member-owners:

	February 28, 2025	August 31, 2024
	(Dollars in thousands)
Cash and cash equivalents	$433,300	$794,865
Notes payable	1,751,386	306,831
Long-term debt including current maturities	2,016,514	2,161,460
Total equities	10,714,128	10,761,924
Working capital	2,913,928	3,307,969
Current ratio*	1.4	1.6
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2025:

•Capital expenditures. We expect total capital expenditures for fiscal 2025 to be approximately $764.3 million, compared to capital expenditures of $808.8 million in fiscal 2024, as we continue to invest in capital projects to meet the evolving needs of our owners and customers, enhance value for the cooperative system and focus on targeted growth during fiscal 2025. During the six months ended February 28, 2025, we acquired $357.6 million of property, plant and equipment. In addition, we acquired WCAS for $321.6 million. This acquisition expands our grain and agronomy platforms in west-central Minnesota and eastern North Dakota. and adds value for our owners. See Note 15, Acquisition, of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
•Major maintenance. We expect total major maintenance for fiscal 2025 to be approximately $247.5 million, compared to major maintenance of $22.7 million in fiscal 2024. Increased major maintenance expectations for fiscal 2025 is due to a scheduled turnaround at our McPherson refinery. During the six months ended February 28, 2025, we paid $45.7 million in major maintenance.
•Debt and interest. We expect to repay approximately $339.6 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $101.7 million during fiscal 2025. During the six months ended February 28, 2025, we repaid $155.7 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of February 28, 2025. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2025. Dividends paid on our preferred stock during the six months ended February 28, 2025, were $84.3 million.
•Patronage. Our Board of Directors authorized approximately $300.0 million of our fiscal 2024 patronage-sourced earnings to be paid to our member-owners during fiscal 2025. During the six months ended February 28, 2025, we distributed $229.5 million of cash patronage related to the year ended August 31, 2024, with the remaining amount expected to be distributed in the third quarter of fiscal 2025.
•Equity redemptions. Our Board of Directors authorized approximately $300.0 million of equity redemptions to be distributed in fiscal 2025 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the six months ended February 28, 2025, we redeemed $16.3 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond 12 months) operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2025. Based on our current fiscal 2025 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of February 28, 2025, and August 31, 2024, was as follows:

	February 28, 2025	August 31, 2024	Change
	(Dollars in thousands)
Current assets	$9,696,744	$8,708,783	$987,961
Less current liabilities	6,782,816	5,400,814	1,382,002
Working capital	$2,913,928	$3,307,969	$(394,041)

As of February 28, 2025, working capital decreased by $394.0 million compared to August 31, 2024. Current asset balance changes increased working capital by $988.0 million, primarily due to an increase in inventories, which were driven by seasonality in our business. Current liability balance changes decreased working capital by $1.4 billion, primarily due to increases in notes payable, which were also driven by seasonality in our business as well as decreased profitability.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2024. No material changes occurred during the six months ended February 28, 2025.

Cash Flows

    The following table presents summarized cash flow data for the six months ended February 28, 2025, and February 29, 2024:

	Six Months Ended
	February 28, 2025	February 29, 2024	Change
	(Dollars in thousands)
Net cash used in operating activities	$(1,331,824)	$(397,209)	$(934,615)
Net cash used in investing activities	(45,883)	(185,354)	139,471
Net cash used in financing activities	1,032,179	(549,945)	1,582,124
Effect of exchange rate changes on cash and cash equivalents	(600)	(2,780)	2,180
Decrease in cash and cash equivalents and restricted cash	$(346,128)	$(1,135,288)	$789,160

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $934.6 million increase in cash used in operating activities primarily reflects increased inventories, decreased accounts payable and decreased net income, which were partially offset by decreased receivables, during the first six months of fiscal 2025 compared to the same period during fiscal 2024.

    The $139.5 million decrease in cash used in investing activities primarily reflects increased proceeds from the sale and maturity of investments, which were partially offset by cash used for the acquisition of WCAS.

    The $1.6 billion decrease in cash used in financing activities primarily reflects increased net cash inflows associated with our notes payable due to increased short-term funding needs for working capital.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of February 28, 2025, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2024, have not materially changed during the six months ended February 28, 2025.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended February 28, 2025, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of February 28, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended February 28, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

During the three months ended February 28, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

CHS Inc.
(Registrant)

Date:	April 2, 2025	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer