Form 10-Q
period 2025-05-31
CHS INC
filed 2025-07-09
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	May 31, 2025
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of May 31, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$323,862	$794,865
Receivables	4,197,885	3,549,917
Inventories	3,451,379	3,067,415
Other current assets	954,021	1,296,586
Total current assets	8,927,147	8,708,783
Investments	3,901,119	3,780,967
Property, plant and equipment	5,454,678	5,177,355
Other assets	1,403,738	1,047,970
Total assets	$19,686,682	$18,715,075
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,849,828	$306,831
Current portion of long-term debt	190,075	337,266
Accounts payable	2,707,401	2,697,290
Accrued expenses	694,107	783,945
Other current liabilities	918,958	1,275,482
Total current liabilities	6,360,369	5,400,814
Long-term debt	1,826,072	1,824,194
Other liabilities	711,980	728,143
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	5,806,451	5,982,369
Accumulated other comprehensive loss	(303,363)	(296,542)
Capital reserves	3,017,699	2,805,526
Total CHS Inc. equities	10,784,825	10,755,391
Noncontrolling interests	3,436	6,533
Total equities	10,788,261	10,761,924
Total liabilities and equities	$19,686,682	$18,715,075

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Revenues	$9,766,421	$9,608,983	$26,856,724	$30,087,121
Cost of goods sold	9,436,610	9,141,188	26,049,922	28,608,484
Gross profit	329,811	467,795	806,802	1,478,637
Marketing, general and administrative expenses	258,850	316,435	769,968	866,721
Operating earnings	70,961	151,360	36,834	611,916
Interest expense	44,109	23,425	96,962	78,513
Other income	(27,398)	(29,934)	(74,138)	(105,802)
Equity income from investments	(204,605)	(151,999)	(418,970)	(373,167)
Income before income taxes	258,855	309,868	432,980	1,012,372
Income tax expense	27,175	12,613	31,710	21,416
Net income	231,680	297,255	401,270	990,956
Net (loss) income attributable to noncontrolling interests	(504)	(19)	50	452
Net income attributable to CHS Inc.	$232,184	$297,274	$401,220	$990,504

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$231,680	$297,255	$401,270	$990,956
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	2,241	49	6,820	117
Cash flow hedges	(1,015)	(681)	724	1,461
Foreign currency translation adjustment	(2,237)	(2,960)	(14,365)	(7,044)
Other comprehensive loss, net of tax	(1,011)	(3,592)	(6,821)	(5,466)
Comprehensive income	230,669	293,663	394,449	985,490
Comprehensive (loss) income attributable to noncontrolling interests	(504)	(19)	50	452
Comprehensive income attributable to CHS Inc.	$231,173	$293,682	$394,399	$985,038

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$401,270	$990,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	462,082	421,721
Equity income from investments, net of distributions received	(112,246)	(46,576)
Provision for current expected credit losses	6,035	8,623
Deferred taxes	(22,633)	(102,718)
Other, net	(4,990)	(2,885)
Changes in operating assets and liabilities:
Receivables	(671,223)	(774,470)
Inventories	(234,213)	(89,988)
Accounts payable and accrued expenses	(265,576)	(81,183)
Other, net	(193,778)	(163,747)
Net cash (used in) provided by operating activities	(635,272)	159,733
Cash flows from investing activities:
Acquisition of property, plant and equipment	(533,473)	(541,411)
Proceeds from disposition of property, plant and equipment	14,578	12,669
Expenditures for major maintenance	(274,062)	(14,784)
Proceeds from sale and maturity of investments	508,415	—
Changes in CHS Capital notes receivable, net	(12,230)	39,383
Business acquisitions, net of cash acquired	(236,601)	—
Other investing activities, net	(18,787)	(15,329)
Net cash used in investing activities	(552,160)	(519,472)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	15,365,239	2,575,799
Payments on notes payable, long-term debt and finance lease obligations	(13,943,812)	(2,806,167)
Preferred stock dividends paid	(126,501)	(126,501)
Redemptions of equities	(271,034)	(342,147)
Cash patronage dividends paid	(300,340)	(365,952)
Other financing activities, net	1,140	(30,590)
Net cash provided by (used in) financing activities	724,692	(1,095,558)
Effect of exchange rate changes on cash and cash equivalents	(6,973)	538
Decrease in cash and cash equivalents and restricted cash	(469,713)	(1,454,759)
Cash and cash equivalents and restricted cash at beginning of period	873,862	1,844,587
Cash and cash equivalents and restricted cash at end of period	$404,149	$389,828

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. This ASU is effective on a retrospective basis for our annual reporting beginning in fiscal 2025 and for interim period reporting beginning in fiscal 2026. We are adopting this ASU as part of our Annual Report on Form 10-K to be filed for fiscal 2025. As this ASU relates to disclosures only, there will be no impact on our consolidated financial statements.

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

Subsequent Events

On July 4, 2025, H.R.1 - One Big Beautiful Bill ("the Bill") was enacted into law. The Bill provides for significant U.S. tax law changes and modifications including making permanent the Qualified Business Income Deduction. The Qualified Business Income Deduction contains specific provisions for agricultural and horticultural cooperatives similar to the former Domestic Production Activities Deduction. Prior to enactment of the Bill, the Qualified Business Income Deduction was set to sunset on December 31, 2025. Although there is no effect on the current year’s financial statements, making the Qualified Business Income Deduction permanent will provide significant future income tax benefits to the company.

Note 2        Revenues

    The following table presents revenues recognized under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by reportable segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and nine months ended May 31, 2025 and 2024. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended May 31, 2025	(Dollars in thousands)
Energy	$1,637,092	$148,657	$—	$1,785,749
Ag	3,093,180	4,865,777	3,297	7,962,254
Corporate and Other	5,096	—	13,322	18,418
Total revenues	$4,735,368	$5,014,434	$16,619	$9,766,421

Three Months Ended May 31, 2024
Energy	$1,875,368	$191,810	$—	$2,067,178
Ag	2,680,506	4,836,245	6,905	7,523,656
Corporate and Other	5,647	—	12,502	18,149
Total revenues	$4,561,521	$5,028,055	$19,407	$9,608,983

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Nine Months Ended May 31, 2025	(Dollars in thousands)
Energy	$5,065,395	$542,753	$—	$5,608,148
Ag	6,691,386	14,492,410	6,039	21,189,835
Corporate and Other	16,634	—	42,107	58,741
Total revenues	$11,773,415	$15,035,163	$48,146	$26,856,724

Nine Months Ended May 31, 2024
Energy	$5,896,394	$645,446	$—	$6,541,840
Ag	6,385,233	17,075,587	26,112	23,486,932
Corporate and Other	18,810	—	39,539	58,349
Total revenues	$12,300,437	$17,721,033	$65,651	$30,087,121

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $17.9 million and $34.7 million as of May 31, 2025, and August 31, 2024, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $274.1 million and $248.8 million as of May 31, 2025, and August 31, 2024, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended May 31, 2025 and 2024, we recognized revenues of $26.3 million and $54.0 million related to contract liabilities, respectively. For the nine months ended May 31, 2025 and 2024, we recognized revenues of $192.6 million and $222.8 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
Trade accounts receivable	$2,926,247	$2,232,203
CHS Capital short-term notes receivable	885,725	944,861
Other	468,773	452,662
Gross receivables	4,280,745	3,629,726
Less: allowances and reserves	82,860	79,809
Total receivables	$4,197,885	$3,549,917

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of North Dakota, Minnesota, Illinois and Montana. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $118.8 million and $74.6 million as of May 31, 2025, and August 31, 2024, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of May 31, 2025, and August 31, 2024, commercial notes represented 34% and 18%, respectively, and producer notes represented 66% and 82%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of May 31, 2025, CHS Capital customers had additional available credit of $1.2 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of May 31, 2025, or August 31, 2024.

Note 4        Inventories

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
Grain and oilseed	$1,110,891	$888,768
Energy	794,692	720,636
Agronomy	1,145,236	1,126,916
Processed grain and oilseed	129,771	124,686
Other	270,789	206,409
Total inventories	$3,451,379	$3,067,415

    As of May 31, 2025, and August 31, 2024, we valued approximately 20% and 18%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $324.8 million and $456.3 million as of May 31, 2025, and August 31, 2024, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,614,328	$2,544,530
Ventura Foods, LLC	518,774	511,231
Ardent Mills, LLC	238,388	234,021
Producer Ag, LLC	35,890	15,274
Other equity method investments	341,856	338,139
Other investments	151,883	137,772
Total investments	$3,901,119	$3,780,967

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments during the nine months ended May 31, 2025 and 2024, consist of CF Industries Nitrogen, LLC ("CF Nitrogen"), Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills"), and Producer Ag, LLC ("Producer Ag"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $749.0 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of May 31, 2025.

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

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the nine months ended May 31, 2025 and 2024:

	Nine Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Net sales	$2,843,733	$2,739,479
Gross profit	903,074	956,835
Net earnings	857,461	922,400
Earnings attributable to CHS Inc.	199,014	218,905

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment is included in Corporate and Other.

The following table provides aggregate summarized unaudited financial information for our equity method investment in Ventura Foods for the nine months ended May 31, 2025 and 2024. The net earnings increase was largely a result of a gain on the sale of a business.

	Nine Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Net sales	$2,336,711	$2,356,397
Gross profit	350,818	333,016
Net earnings	232,199	152,535
Earnings attributable to CHS Inc.	116,100	76,268

Ardent Mills and Producer Ag

We have a 12% interest in Ardent Mills, which is a joint venture with Cargill, Incorporated ("Cargill"), and Conagra Brands, Inc., and is the largest flour miller in the United States. In addition, we have a noncontrolling interest of approximately 57% in Producer Ag, a grain marketing joint venture with Mid-Kansas Cooperative. We account for Ardent Mills and Producer Ag as equity method investments. Our share of the results of Ardent Mills is included in Corporate and Other and our share of the results of Producer Ag is included in our Ag segment.

    The following table provides summarized unaudited financial information for our equity method investments in Ardent Mills and Producer Ag for the nine months ended May 31, 2025 and 2024:

	Nine Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Net sales	$3,708,788	$3,859,882
Gross profit	594,830	499,366
Net earnings	361,635	274,707
Earnings attributable to CHS Inc.	69,405	45,728

    Our investments in other equity method investees are not significant in relation to our condensed consolidated financial statements, either individually or in aggregate.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of May 31, 2025. Notes payable as of May 31, 2025, and August 31, 2024, consisted of the following:

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
Notes payable	$770,197	$163,136
CHS Capital notes payable	1,079,631	143,695
Total notes payable	$1,849,828	$306,831

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were no borrowings outstanding on this facility as of May 31, 2025, and August 31, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of May 31, 2025, total availability under the Securitization Facility was $1.1 billion, of which $846.0 million was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $200.0 million for certain eligible receivables and notes receivables of the Originators. As of May 31, 2025, total availability under the Repurchase Facility was $189.3 million, of which $159.7 million was utilized.

On October 29, 2024, we amended our 10-year term loan facility (the “Facility”). The amendment reduced the size of the Facility to $300.0 million, and converted it into a revolving loan, which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2025. On October 29, 2025, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on October 29, 2029. The Facility includes an option to extend the revolving period for an additional year at our choosing. Any extension would not change the final payable date of October 29, 2029. There was no amount outstanding under this facility as of May 31, 2025.

The following table presents summarized long-term debt (including the current portion) as of May 31, 2025, and August 31, 2024:

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
Private placement debt	$1,963,000	$2,113,000
Term loan	—	1,000
Finance lease liabilities	55,840	49,511
Deferred financing costs	(4,056)	(4,562)
Other	1,363	2,511
Total long-term debt	2,016,147	2,161,460
Less current portion	190,075	337,266
Long-term portion	$1,826,072	$1,824,194

Interest expense for the three months ended May 31, 2025 and 2024, was $44.1 million and $23.4 million, respectively, net of capitalized interest of $8.2 million and $6.8 million, respectively. Interest expense for the nine months ended May 31, 2025 and 2024, was $97.0 million and $78.5 million, respectively, net of capitalized interest of $22.8 million and $18.3 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended May 31, 2025, was 10.5%, compared to 4.1% for the three months ended May 31, 2024. Our effective tax rate for the nine months ended May 31, 2025, was 7.3%, compared to 2.1% for the nine months ended May 31, 2024. Increased income tax expense during the three months ended May 31, 2025, resulted primarily from a change in state law that reduces the future utilization of state income tax credits. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity management assumptions. Income taxes and effective tax rates vary each year based on profitability, changes in tax law, income tax credits, nonpatronage business activity and current equity management assumptions.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $71.7 million and $65.1 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of May 31, 2025, and August 31, 2024, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended May 31, 2025 and 2024, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 28, 2025	$3,688,331	$27,035	$2,199,113	$2,264,038	$(302,352)	$2,832,758	$5,205	$10,714,128
Reversal of prior fiscal year patronage and redemption estimates	254,707	—	—	—	—	70,497	—	325,204
Distribution of 2024 patronage refunds	116	—	381	—	—	(71,367)	—	(70,870)
Redemptions of equities	(249,887)	(51)	(4,769)	—	—	—	—	(254,707)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(401)	(35)	(207)	—	—	15,128	(1,265)	13,220
Net income (loss)	—	—	—	—	—	232,184	(504)	231,680
Other comprehensive loss, net of tax	—	—	—	—	(1,011)	—	—	(1,011)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(19,334)	—	(19,334)
Estimated 2025 equity redemptions	(107,882)	—	—	—	—	—	—	(107,882)
Balances, May 31, 2025	$3,584,984	$26,949	$2,194,518	$2,264,038	$(303,363)	$3,017,699	$3,436	$10,788,261

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, February 29, 2024	$3,832,347	$27,460	$1,928,396	$2,264,038	$(267,269)	$2,976,811	$5,780	$10,767,563
Reversal of prior fiscal year patronage and redemption estimates	325,690	—	—	—	—	64,917	—	390,607
Distribution of 2023 patronage refunds	614	—	156	—	—	(65,972)	—	(65,202)
Redemptions of equities	(319,738)	(124)	(5,827)	—	—	—	—	(325,689)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	225	—	(9)	—	—	109	(69)	256
Net income (loss)	—	—	—	—	—	297,274	(19)	297,255
Other comprehensive loss, net of tax	—	—	—	—	(3,592)	—	—	(3,592)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(52,357)	—	(52,357)
Estimated 2024 equity redemptions	(52,357)	—	—	—	—	—	—	(52,357)
Balances, May 31, 2024	$3,786,781	$27,336	$1,922,716	$2,264,038	$(270,861)	$3,178,615	$5,692	$10,914,317

Changes in equities for the nine months ended May 31, 2025 and 2024, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924
Reversal of prior fiscal year patronage and redemption estimates	193,773	—	(282,431)	—	—	659,693	—	571,035
Distribution of 2024 patronage refunds	76,000	—	284,147	—	—	(660,487)	—	(300,340)
Redemptions of equities	(262,032)	(261)	(8,741)	—	—	—	—	(271,034)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(409)	(51)	(222)	—	—	11,901	(3,147)	8,072
Net income	—	—	—	—	—	401,220	50	401,270
Other comprehensive loss, net of tax	—	—	—	—	(6,821)	—	—	(6,821)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(31,486)	—	(31,486)
Estimated 2025 equity redemptions	(175,691)	—	—	—	—	—	—	(175,691)
Balances, May 31, 2025	3,584,984	$26,949	$2,194,518	$2,264,038	$(303,363)	$3,017,699	$3,436	$10,788,261

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2023	$3,951,385	$27,558	$1,932,706	$2,264,038	$(265,395)	$2,537,486	$4,611	$10,452,389
Reversal of prior fiscal year patronage and redemption estimates	(363,978)	—	(169,159)	—	—	1,240,284	—	707,147
Distribution of 2023 patronage refunds	708,008	—	169,207	—	—	(1,243,167)	—	(365,952)
Redemptions of equities	(331,883)	(219)	(10,045)	—	—	—	—	(342,147)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	203	(3)	7	—	—	(870)	629	(34)
Net income	—	—	—	—	—	990,504	452	990,956
Other comprehensive loss, net of tax	—	—	—	—	(5,466)	—	—	(5,466)
Estimated 2024 cash patronage refunds	—	—	—	—	—	(176,954)	—	(176,954)
Estimated 2024 equity redemptions	(176,954)	—	—	—	—	—	—	(176,954)
Balances, May 31, 2024	$3,786,781	$27,336	$1,922,716	$2,264,038	$(270,861)	$3,178,615	$5,692	$10,914,317

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three and nine months ended May 31, 2025 and 2024.

		Three Months Ended May 31,		Nine Months Ended May 31,
	Nasdaq symbol	2025	2024	2025	2024
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$2.00	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.97	$1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.78	$1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.69	$1.69
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.88	$1.88

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended May 31, 2025 and 2024, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 28, 2025, net of tax	$(191,394)	$3,516	$(114,474)	$(302,352)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(64)	849	(2,797)	(2,012)
Amounts reclassified	3,032	(2,193)	859	1,698
Total other comprehensive income (loss), before tax	2,968	(1,344)	(1,938)	(314)
Tax effect	(727)	329	(299)	(697)
Other comprehensive income (loss), net of tax	2,241	(1,015)	(2,237)	(1,011)
Balance as of May 31, 2025, net of tax	$(189,153)	$2,501	$(116,711)	$(303,363)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of February 29, 2024, net of tax	$(173,857)	$4,174	$(97,586)	$(267,269)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	20	2,209	(3,104)	(875)
Amounts reclassified	45	(3,111)	—	(3,066)
Total other comprehensive income (loss), before tax	65	(902)	(3,104)	(3,941)
Tax effect	(16)	221	144	349
Other comprehensive income (loss), net of tax	49	(681)	(2,960)	(3,592)
Balance as of May 31, 2024, net of tax	$(173,808)	$3,493	$(100,546)	$(270,861)

Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 31, 2025 and 2024, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(64)	10,668	(15,214)	(4,610)
Amounts reclassified	9,097	(9,708)	859	248
Total other comprehensive income (loss), before tax	9,033	960	(14,355)	(4,362)
Tax effect	(2,213)	(236)	(10)	(2,459)
Other comprehensive income (loss), net of tax	6,820	724	(14,365)	(6,821)
Balance as of May 31, 2025, net of tax	$(189,153)	$2,501	$(116,711)	$(303,363)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2023, net of tax	$(173,925)	$2,032	$(93,502)	$(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	20	15,130	(7,206)	7,944
Amounts reclassified	135	(13,195)	—	(13,060)
Total other comprehensive income (loss), before tax	155	1,935	(7,206)	(5,116)
Tax effect	(38)	(474)	162	(350)
Other comprehensive income (loss), net of tax	117	1,461	(7,044)	(5,466)
Balance as of May 31, 2024, net of tax	$(173,808)	$3,493	$(100,546)	$(270,861)

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

    Components of net periodic benefit costs for the three and nine months ended May 31, 2025 and 2024, are as follows:

	Three Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$10,932	$9,348	$757	$492	$211	$163
Interest cost	8,725	8,982	289	261	285	286
Expected return on assets	(11,744)	(11,965)	—	—	—	—
Prior service cost (credit) amortization	50	45	(12)	(29)	(111)	(111)
Actuarial loss (gain) amortization	3,204	449	200	95	(309)	(404)
Net periodic benefit cost (benefit)	$11,167	$6,859	$1,234	$819	$76	$(66)

	Nine Months Ended May 31,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$32,795	$28,044	$2,270	$1,476	$633	$488
Interest cost	26,174	26,946	866	783	855	858
Expected return on assets	(35,232)	(35,895)	—	—	—	—
Prior service cost (credit) amortization	149	134	(35)	(86)	(334)	(334)
Actuarial loss (gain) amortization	9,611	1,347	599	285	(926)	(1,212)
Net periodic benefit cost (benefit)	$33,497	$20,576	$3,700	$2,458	$228	$(200)

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the nine months ended May 31, 2025, and we do not anticipate being required to make contributions to our pension plans in fiscal 2025, although we may voluntarily elect to do so.

Note 10        Segment Reporting

    We are an integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, to reflect the manner in which our chief operating decision-maker, our chief executive officer, evaluates performance and allocates resources in managing the business. We have aggregated those operating segments into three reportable segments: Energy, Ag and Nitrogen Production.

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

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseed, crop nutrients, edible oils and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather; crop damage due to plant disease or insects; drought; availability and adequacy of supply; demand variability; availability of reliable rail, river, truck and ocean transportation networks; outbreaks of disease; government regulations and policies; global trade disputes; wars and civil unrest; and general political and economic conditions.

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we do not have a controlling interest or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Nitrogen Production segment, this consists of our approximate 8.4% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50%

ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three and nine months ended May 31, 2025 and 2024, is presented in the tables below:

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$1,900,122	$7,963,921	$—	$20,139	$(117,761)	$9,766,421
Intersegment revenues	(114,373)	(1,667)	—	(1,721)	117,761	—
Revenues, net of intersegment revenues	$1,785,749	$7,962,254	$—	$18,418	$—	$9,766,421
Operating (loss) earnings	(51,817)	134,032	(15,855)	4,601	—	70,961
Interest expense	(1,019)	30,849	16,770	4,444	(6,935)	44,109
Other income	(512)	(27,539)	—	(6,282)	6,935	(27,398)
Equity income from investments	(198)	(20,318)	(87,235)	(96,854)	—	(204,605)
(Loss) income before income taxes	$(50,088)	$151,040	$54,610	$103,293	$—	$258,855

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Three Months Ended May 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$2,189,301	$7,526,468	$—	$22,088	$(128,874)	$9,608,983
Intersegment revenues	(122,123)	(2,812)	—	(3,939)	128,874	—
Revenues, net of intersegment revenues	$2,067,178	$7,523,656	$—	$18,149	$—	$9,608,983
Operating earnings (loss)	92,718	80,889	(22,087)	(160)	—	151,360
Interest expense	(1,527)	16,248	15,321	94	(6,711)	23,425
Other income	(4,013)	(25,446)	(2,461)	(4,725)	6,711	(29,934)
Equity (income) loss from investments	408	(18,448)	(87,313)	(46,646)	—	(151,999)
Income before income taxes	$97,850	$108,535	$52,366	$51,117	$—	$309,868

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$5,974,669	$21,194,689	$—	$65,303	$(377,937)	$26,856,724
Intersegment revenues	(366,521)	(4,854)	—	(6,562)	377,937	—
Revenues, net of intersegment revenues	$5,608,148	$21,189,835	$—	$58,741	$—	$26,856,724
Operating (loss) earnings	(123,009)	202,856	(50,027)	7,014	—	36,834
Interest expense	(4,697)	61,273	52,433	8,067	(20,114)	96,962
Other income	(4,680)	(65,863)	(3,641)	(20,068)	20,114	(74,138)
Equity (income) loss from investments	162	(64,694)	(199,014)	(155,424)	—	(418,970)
(Loss) income before income taxes	$(113,794)	$272,140	$100,195	$174,439	$—	$432,980
Total assets as of May 31, 2025	$4,570,666	$8,456,292	$2,614,328	$4,045,396	$—	$19,686,682

	Energy	Ag	Nitrogen Production	Corporate and Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$6,982,501	$23,500,643	$—	$69,688	$(465,711)	$30,087,121
Intersegment revenues	(440,661)	(13,711)	—	(11,339)	465,711	—
Revenues, net of intersegment revenues	$6,541,840	$23,486,932	$—	$58,349	$—	$30,087,121
Operating earnings (loss)	396,997	257,461	(56,757)	14,215	—	611,916
Interest expense	(11,439)	47,109	41,744	17,741	(16,642)	78,513
Other income	(9,921)	(74,258)	(5,430)	(32,835)	16,642	(105,802)
Equity (income) loss from investments	2,093	(50,496)	(218,905)	(105,859)	—	(373,167)
Income before income taxes	$416,264	$335,106	$125,834	$135,168	$—	$1,012,372

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

	May 31, 2025
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$123,756	$—	$4,774	$118,982
Foreign exchange derivatives	35,355	—	6,956	28,399
Total	$159,111	$—	$11,730	$147,381
Derivative liabilities
Commodity derivatives	$164,410	$482	$4,774	$159,154
Foreign exchange derivatives	7,627	—	6,956	671
Total	$172,037	$482	$11,730	$159,825

	August 31, 2024
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$165,709	$—	$2,522	$163,187
Foreign exchange derivatives	9,029	—	7,100	1,929
Total	$174,738	$—	$9,622	$165,116
Derivative liabilities
Commodity derivatives	$221,803	$1,601	$2,522	$217,680
Foreign exchange derivatives	24,476	—	7,100	17,376
Total	$246,279	$1,601	$9,622	$235,056

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of May 31, 2025, and August 31, 2024, was $4.8 million and $2.9 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of May 31, 2025, and August 31, 2024, was $1.3 million and $6.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2025 and 2024:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain (Loss)	2025	2024	2025	2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(32,997)	$35,591	$16,547	$74,478
Foreign exchange derivatives	Cost of goods sold	33,703	(19,803)	37,713	(25,411)
Foreign exchange derivatives	Marketing, general and administrative expenses	2,927	(1,555)	2,859	(1,584)
Total		$3,633	$14,233	$57,119	$47,483

Commodity Contracts

    As of May 31, 2025, and August 31, 2024, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	May 31, 2025		August 31, 2024
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	411,548	688,875	385,426	517,883
Energy products (barrels)	9,790	6,387	8,438	5,014
Processed grain and oilseed (tons)	682	2,604	3,600	6,193
Crop nutrients (tons)	16	74	73	14
Natural gas (metric million Btu)	—	—	2,350	500

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $2.3 billion and $1.5 billion as of May 31, 2025, and August 31, 2024, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. The aggregate notional amounts of cash flow hedges were 6.5 million and 5.5 million barrels as of May 31, 2025, and August 31, 2024, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	May 31, 2025	August 31, 2024	Balance Sheet Location	May 31, 2025	August 31, 2024
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$8,152	$5,226	Other current liabilities	$4,719	$2,781

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and nine months ended May 31, 2025 and 2024:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Commodity derivatives	$(841)	$(674)	$988	$948

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2025 and 2024:

		Three Months Ended May 31,		Nine Months Ended May 31,
	Location of Gain	2025	2024	2025	2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$2,485	$3,403	$10,582	$14,070

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

    Recurring fair value measurements as of May 31, 2025, and August 31, 2024, are as follows:

	May 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$1,223	$130,685	$—	$131,908
Foreign exchange derivatives	—	35,355	—	35,355
Segregated investments and marketable securities	15,155	135,613	—	150,768
Other assets	179,484	—	—	179,484
Total	$195,862	$301,653	$—	$497,515
Liabilities
Commodity derivatives	$969	$168,160	$—	$169,129
Foreign exchange derivatives	—	7,627	—	7,627
Total	$969	$175,787	$—	$176,756

	August 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$2,454	$168,481	$—	$170,935
Foreign exchange derivatives	—	9,029	—	9,029
Segregated investments and marketable securities	15,069	136,258	—	151,327
Time deposits	—	500,921	—	500,921
Other assets	83,008	—	—	83,008
Total	$100,531	$814,689	$—	$915,220
Liabilities
Commodity derivatives	$1,641	$222,943	$—	$224,584
Foreign exchange derivatives	—	24,476	—	24,476
Total	$1,641	$247,419	$—	$249,060

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $89.4 million were outstanding on May 31, 2025. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of May 31, 2025.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of May 31, 2025, and August 31, 2024, are as follows:

	May 31, 2025	August 31, 2024
Other current assets	(Dollars in thousands)
Short-term investments	$—	$500,921
Derivative assets (Note 11)	162,509	177,111
Margin and related deposits	214,103	176,821
Prepaid expenses	163,207	202,392
Supplier advance payments	229,879	133,678
Restricted cash	80,287	78,997
Other	104,036	26,666
Total other current assets	$954,021	$1,296,586
Other current liabilities
Customer margin deposits and credit balances	$110,539	$95,369
Customer advance payments	354,694	337,045
Derivative liabilities (Note 11)	175,415	243,068
Dividends and equity payable	278,310	600,000
Total other current liabilities	$918,958	$1,275,482

Note 15        Acquisition

On January 2, 2025, we completed our acquisition of West Central Ag Services ("WCAS"), a cooperative based in Ulen, Minnesota, that offers grain and agronomy services at locations in west-central Minnesota. The cash purchase price is estimated to be $322.1 million, which includes $107.5 million estimated for working capital that will be finalized later in the fiscal year. Prior to completing this acquisition, we also held a 50% ownership interest in Central Plains Ag Services ("CPAS"), a joint venture between CHS and WCAS that operates in eastern North Dakota and is now a wholly owned subsidiary of CHS. By acquiring WCAS and the remaining 50% ownership of CPAS, we were able to expand our grain and agronomy platforms in west-central Minnesota and eastern North Dakota, as well as add value for our owners.

    The acquisition-date fair value of the previous equity interest in CPAS was $23.8 million and is included in the measurement of consideration transferred. Preliminary allocation of the estimated purchase price for this transaction includes $59.4 million for goodwill, which is nondeductible for tax purposes, and $53.5 million for definite-lived intangible assets. As this acquisition is not considered to have a material impact on our financial statements, pro forma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our consolidated results of operations. Purchase accounting has not been finalized and preliminary fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$85,464
Other current assets	350,754
Property, plant and equipment	138,071
Goodwill	59,447
Other intangible assets	53,500
Other noncurrent assets	8,109
Current liabilities	(316,031)
Noncurrent liabilities	(34,048)
Total net assets acquired	$345,266

    Operating results for WCAS are included in our Condensed Consolidated Statements of Operations from the day of the acquisition on January 2, 2025, through May 31, 2025, including revenues and income before income taxes of $225.0 million and $4.9 million, respectively.

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
•Fiscal 2025 Third Quarter Highlights
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

Overview

    CHS Inc. is a diversified company that provides grain, food, agronomy and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders who own our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC. We operate in the following three reportable segments:

•Energy. Produces and provides petroleum products primarily for wholesale distribution and transportation.
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

Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grain, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather; crop damage due to plant disease or insects; drought; availability/adequacy of supply of a commodity; availability of reliable rail, river, truck and ocean transportation networks; disease outbreaks; government regulations and policies; global trade disputes; wars and civil unrest; and general political and/or economic conditions.

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

Fiscal 2025 Third Quarter Highlights

•Our Ag segment earnings were stronger due to higher volumes and margins in wholesale and retail agronomy products, driven by favorable market conditions, partially offset by decreased margins for our grain and oilseed and oilseed processing product categories.
•We conducted planned major maintenance at the McPherson, Kansas, refinery in the third quarter of fiscal year 2025, which resulted in expected lower sales of produced, higher-margin refined products, driving lower Energy segment earnings.
•Equity method investments continued to provide solid contributions to CHS income, including strong results from our investments in Ventura Foods and CF Nitrogen.

Fiscal 2025 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2025. These factors include, among others, changes and uncertainty of potential changes in U.S. trade policy, including tariffs and resulting retaliatory actions from other countries on products we purchase or sell, resulting in U.S. commodity exports being less competitive in global markets; the ongoing war between Russia and Ukraine and further escalation of conflict in the Middle East with associated impacts on energy markets; shifts in global trade flows for commodities, including global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products; an uncertain interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form or combination of them, could cause significant margin pressure and lower profitability. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which have experienced volatility in recent years and could positively or negatively impact our profitability, and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to continue to be less favorable during the remainder of fiscal 2025, as compared to fiscal 2024. In light of uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of significantly reduced margins for energy and agricultural commodities to persist through at least the remainder of fiscal 2025. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2024, for additional impacts these and other risks may have on our business operations and financial performance.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	82,160	111,740	99,637	108,204
All other crude oil	30,767	68,217	55,682	69,434
Other feedstocks and blendstocks	3,560	12,943	12,002	10,766
Total refinery throughput volumes	116,487	192,900	167,321	188,404
Refined fuel yields*
Gasolines	50,506	88,631	77,114	84,172
Distillates	50,226	86,002	73,146	85,441
*Lower refinery throughput volumes and refined fuels yields experienced during the three and nine months ended May 31, 2025, were primarily due to a planned shutdown to perform major maintenance at our McPherson, Kansas, refinery during the third quarter of fiscal 2025.

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In June 2023, the EPA issued a final renewable volume obligation ("RVO") for calendar years 2020 through 2025. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs increasing by 85% and 97%, respectively, during the three months ended May 31, 2025, compared to the same period during the prior fiscal year. Estimates of our RIN expenses are calculated using an average RIN price each month.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Supply and demand in the global and North American refined product markets resulted in increased crack spreads during the three months ended May 31, 2025, compared to the same period of the prior year; however, these same factors also drove a decrease to the WCS differential. Both remain below the prior period for the nine months ended May 31, 2025, contributing to significantly lower IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Market indicators
WTI crude oil (dollars per barrel)	$63.99	$81.14	$68.71	$79.81
WTI - WCS crude oil discount (dollars per barrel)	$11.69	$15.96	$12.28	$18.67
Group 3 2:1:1 crack spread (dollars per barrel)*	$23.88	$21.37	$18.35	$23.04
Group 3 5:3:2 crack spread (dollars per barrel)*	$23.40	$20.82	$17.66	$21.29
D6 ethanol RIN (dollars per RIN)	$0.9242	$0.4986	$0.7633	$0.7117
D4 biodiesel RIN (dollars per RIN)	$0.9899	$0.5020	$0.7935	$0.7154
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

		Three Months Ended May 31,		Nine Months Ended May 31,
	Market Source*	2025	2024	2025	2024
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.56	$4.43	$4.47	$4.53
Soybeans (dollars per bushel)	Chicago Board of Trade	$10.30	$11.81	$10.19	$12.32
Wheat (dollars per bushel)	Chicago Board of Trade	$5.28	$6.08	$5.47	$5.88
Urea (dollars per ton)	Green Markets NOLA	$397.00	$329.21	$355.93	$341.53
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$326.95	$256.07	$267.40	$249.35
Ethanol (dollars per gallon)	Chicago Platts	$1.73	$1.67	$1.68	$1.81

Volumes
Grain and oilseed (thousands of bushels)		604,009	540,067	1,805,800	1,744,161
North American grain and oilseed port throughput (thousands of bushels)		190,979	147,167	576,610	523,683
Wholesale crop nutrients (thousands of tons)		2,316	2,196	5,802	5,606
Ethanol (thousands of gallons)		138,254	140,791	418,266	574,207
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Three Months Ended May 31, 2025 and 2024

	Three Months Ended May 31,
	2025	% of Revenues*	2024	% of Revenues*
	(Dollars in thousands)
Revenues	$9,766,421	100.0%	$9,608,983	100.0%
Cost of goods sold	9,436,610	96.6	9,141,188	95.1
Gross profit	329,811	3.4	467,795	4.9
Marketing, general and administrative expenses	258,850	2.7	316,435	3.3
Operating earnings	70,961	0.7	151,360	1.6
Interest expense	44,109	0.5	23,425	0.2
Other income	(27,398)	(0.3)	(29,934)	(0.3)
Equity income from investments	(204,605)	(2.1)	(151,999)	(1.6)
Income before income taxes	258,855	2.7	309,868	3.2
Income tax expense	27,175	0.3	12,613	0.1
Net income	231,680	2.4	297,255	3.1
Net (loss) attributable to noncontrolling interests	(504)	—	(19)	—
Net income attributable to CHS Inc.	$232,184	2.4%	$297,274	3.1%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the three months ended May 31, 2025. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

(Loss) Income Before Income Taxes by Segment

Energy

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(50,088)	$97,850	$(147,938)	(151.2%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the three months ended May 31, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT reflects the following:
•Although sales volumes increased, decreased refined fuels production volumes, primarily due to planned major maintenance at our McPherson refinery, reduced the sales mix of higher-margin, produced refined fuels products relative to lower-margin, purchased refined fuels products. These sales mix impacts decreased IBIT by $118.4 million.
•Higher costs for RINs in our refined fuels business resulted in $32.6 million of decreased IBIT.

Ag

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$151,040	$108,535	$42,505	39.2%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the three months ended May 31, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Higher volumes and margins of wholesale and retail agronomy products, due to favorable market conditions, contributed to a $76.5 million increase of IBIT.
•Decreased margins for our grain and oilseed and oilseed processing product categories, primarily the result of the timing impact of mark-to-market adjustments and market conditions, contributed to a $45.2 million decrease in IBIT.

All Other Segments

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$54,610	$52,366	$2,244	4.3%
Corporate and Other IBIT	$103,293	$51,117	$52,176	102.1%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT increased slightly from the prior fiscal year due to higher equity income primarily attributed to favorable market conditions associated with urea. Corporate and Other IBIT increased largely as a result of a gain on the sale of a business by our equity investment Ventura Foods.

Revenues by Segment

Energy

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,785,749	$2,067,178	$(281,429)	(13.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the three months ended May 31, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment revenues reflects the following:
•Global market conditions caused an oversupply in the market, which drove decreased selling prices for refined fuels that resulted in a $277.9 million decrease in revenues.
•The overall decrease was partially offset by higher refined fuels volumes driven by more favorable weather conditions relative to the same period on the prior year, which contributed to a $38.2 million increase in revenues.

Ag

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,962,254	$7,523,656	$438,598	5.8%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the three months ended May 31, 2025, compared to the same period during the prior fiscal year:
The change in Ag segment revenues reflects the following:
•Increased volumes for grain and oilseed, as a result of higher demand due to lower prices, contributed to increased revenues of $538.5 million. Increased volumes for wholesale and retail agronomy products, primarily due to the West Central Ag Services acquisition and strategic initiatives, contributed to increased revenues of $392.4 million.
•Decreased selling prices across much of our Ag segment product categories, due to global market conditions and decreased commodity prices, were experienced during the third quarter of fiscal 2025, including:
◦$295.5 million decrease for grain and oilseed;
◦$93.2 million decrease for oilseed processing; and
◦$81.1 million decrease for wholesale and retail agronomy products.

All Other Segments

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$18,418	$18,149	$269	1.5%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

There were no significant changes to Corporate and Other revenues during the three months ended May 31, 2025, compared to the same period during the prior fiscal year.

Cost of Goods Sold by Segment

Energy

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$1,760,043	$1,885,415	$(125,372)	(6.6%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the three months ended May 31, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment COGS reflects the following:
•Decreased costs driven by an oversupply in the market resulting from global economic conditions contributed to a $116.8 million decrease of COGS for refined fuels.
•The overall decrease was partially offset by higher refined fuels volumes driven by more favorable weather conditions compared to the same period of the prior year, which contributed to a $34.7 million increase in COGS.

Ag

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$7,676,093	$7,257,861	$418,232	5.8%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the three months ended May 31, 2025, compared to the same period during the prior fiscal year:

The change in Ag segment COGS reflects the following:
•Increased volumes for grain and oilseed, as a result of higher demand due to lower prices, contributed to increased costs of $531.5 million. Increased volumes for wholesale and retail agronomy products, primarily due to the West Central Ag Services acquisition and strategic initiatives, contributed to increased costs of $333.7 million.
•Decreased costs across most of our Ag segment product categories due to global market conditions and decreased commodity prices were experienced during the third quarter of fiscal 2025, including:
◦$265.8 million decrease for grain and oilseed;
◦$77.6 million decrease for oilseed processing; and
◦$99.0 million decrease for wholesale and retail agronomy.

All Other Segments

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$424	$430	$(6)	(1.4%)
Corporate and Other COGS	$50	$(2,518)	$2,568	102.0%

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the three months ended May 31, 2025, compared to the same period during the prior fiscal year.

Marketing, General and Administrative Expenses

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$258,850	$316,435	$(57,585)	(18.2%)

    Marketing, general and administrative expenses decreased during the three months ended May 31, 2025, primarily due to lower expenses for performance-based incentive compensation with the lower profitability of the company during the current fiscal year.

Interest Expense

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$44,109	$23,425	$20,684	88.3%

    Interest expense increased during the three months ended May 31, 2025, as a result of a higher short-term notes payable balance compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Other income	$27,398	$29,934	$(2,536)	(8.5%)

    Other income decreased during the three months ended May 31, 2025, primarily due to decreased interest income as a result of a smaller cash balance compared to the same period in the prior fiscal year.

Equity Income from Investments

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$204,605	$151,999	$52,606	34.6%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended May 31, 2025, as compared to the same period during the prior fiscal year, primarily due to a gain on the sale of a business recognized by our equity investment Ventura Foods in the current quarter.

Income Tax Expense

	Three Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$27,175	$12,613	$14,562	115.5%

    Increased income tax expense during the three months ended May 31, 2025, resulted primarily from a change in state law that reduces future utilization of state income tax credits. Effective tax rates for the three months ended May 31, 2025 and 2024, were 10.5% and 4.1%, respectively. A federal and state statutory rate of 24.5% was applied to nonpatronage business activity for the three months ended May 31, 2025 and 2024. Income tax (benefit) expense and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

Results of Operations

Nine Months Ended May 31, 2025 and 2024

	Nine Months Ended May 31,
	2025	% of Revenues*	2024	% of Revenues*
	(Dollars in thousands)
Revenues	$26,856,724	100.0%	$30,087,121	100.0%
Cost of goods sold	26,049,922	97.0	28,608,484	95.1
Gross profit	806,802	3.0	1,478,637	4.9
Marketing, general and administrative expenses	769,968	2.9	866,721	2.9
Operating (loss) earnings	36,834	0.1	611,916	2.0
Interest expense	96,962	0.4	78,513	0.3
Other income	(74,138)	(0.3)	(105,802)	(0.4)
Equity income from investments	(418,970)	(1.6)	(373,167)	(1.2)
Income before income taxes	432,980	1.6	1,012,372	3.4
Income tax expense	31,710	0.1	21,416	0.1
Net income	401,270	1.5	990,956	3.3
Net income attributable to noncontrolling interests	50	—	452	—
Net income attributable to CHS Inc.	$401,220	1.5%	$990,504	3.3%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by reportable segment for the nine months ended May 31, 2025. Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

Income (Loss) Before Income Taxes by Segment

Energy

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income taxes	$(113,794)	$416,264	$(530,058)	(127.3%)

    The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the nine months ended May 31, 2025, compared to the same period during the prior fiscal year:
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
•Decreased refined fuels production volumes primarily due to planned major maintenance at our McPherson refinery reduced the sales mix of higher-margin produced refined fuels products relative to lower-margin purchased refined fuels products and contributed to a $93.5 million decrease in IBIT.
•Lower margins for refined fuels and propane, mostly attributable to the timing of hedging-related impacts associated with global market conditions affecting the price of these products, contributed to $37.5 million and $10.9 million of decreased IBIT, respectively.

Ag

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$272,140	$335,106	$(62,966)	(18.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the nine months ended May 31, 2025, compared to the same period during the prior fiscal year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT reflects the following:
•Decreased margins for our oilseed processing product category, due to higher global supply of soybean and canola meal and oil, resulting in lower crush margins compared to the prior fiscal year, contributed to a $87.6 million decrease in IBIT.
•Decreased margins for our grain and oilseed product category, primarily the result of unfavorable market conditions in Europe and South America, contributed to a $82.3 million decrease in IBIT.
•Increased margins for certain wholesale and retail agronomy products contributed to a $46.2 million increase in IBIT.

All Other Segments

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$100,195	$125,834	$(25,639)	(20.4%)
Corporate and Other IBIT	$174,439	$135,168	$39,271	29.1%
*For additional information, see Note 5, Investments, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Our Nitrogen Production segment IBIT decreased from the prior fiscal year primarily due to lower equity income attributed to higher natural gas input costs, which was partially offset by favorable market conditions associated with urea. Corporate and Other IBIT increased largely as a result of a gain on the sale of a business recognized by our equity investment Ventura Foods during the nine months ended May 31, 2025, which did not occur in the same period of the prior fiscal year.

Revenues by Segment

Energy

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,608,148	$6,541,840	$(933,692)	(14.3%)

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the nine months ended May 31, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment revenues reflects the following:
•Global market conditions contributed to decreased selling prices for refined fuels that resulted in a $929.4 million decrease in revenues.
•The decrease was partially offset by increased selling prices for propane that drove a $28.9 million increase in revenues and increased refined fuels volumes that contributed to a $32.1 million increase in revenues, both of which were driven by more favorable weather conditions compared to the same period of the prior year.

Ag

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$21,189,835	$23,486,932	$(2,297,097)	(9.8%)

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the nine months ended May 31, 2025, compared to the same period during the prior fiscal year:
The change in Ag segment revenues reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions were experienced during the first nine months of fiscal 2025, including:
◦$2.3 billion decrease for grain and oilseed;
◦$377.5 million decrease for oilseed processing;
◦$172.5 million decrease for wholesale and retail agronomy products; and
◦$86.0 million decrease associated with renewable fuels.
•Increased volumes of grain and oilseed as a result of higher demand due to lower prices contributed to increased revenues of $564.8 million.

All Other Segments

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues*	$58,741	$58,349	$392	0.7%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses but not revenues.

There were no significant changes to Corporate and Other revenues during the nine months ended May 31, 2025, compared to the same period during the prior fiscal year.

Cost of Goods Sold by Segment

Energy

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$5,506,244	$5,904,110	$(397,866)	(6.7%)

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the nine months ended May 31, 2025, compared to the same period during the prior fiscal year:
The change in Energy segment COGS reflects the following:
•Decreased costs resulting from global market conditions contributed to a $391.5 million decrease in COGS for refined fuels.
•The decrease was partially offset by increased costs for propane that drove a $36.1 million increase in COGS and increased refined fuels volumes that contributed to a $28.9 million increase in COGS, both of which were driven by more favorable weather conditions compared to the same period of the prior year.

Ag

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$20,542,339	$22,710,005	$(2,167,666)	(9.5%)

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the nine months ended May 31, 2025, compared to the same period during the prior fiscal year:

The change in Ag segment COGS reflects the following:
•Decreased costs across most of our Ag segment product categories due to global market conditions were experienced during the first nine months of fiscal 2025, including:
◦$2.3 billion decrease for grain and oilseed;
◦$289.8 million decrease for oilseed processing;
◦$178.8 million decrease for wholesale and retail agronomy products; and
◦$78.4 million decrease associated with renewable fuels.
•Increased volumes of grain and oilseed as a result of higher demand due to lower prices contributed to increased COGS of $557.1 million.

All Other Segments

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,258	$1,261	$(3)	(0.2%)
Corporate and Other COGS	$81	$(6,892)	$6,973	101.2%

    There were no significant changes on a dollar basis to COGS in our Nitrogen Production segment or Corporate and Other during the nine months ended May 31, 2025, compared to the same period during the prior fiscal year.

Marketing, General and Administrative Expenses

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$769,968	$866,721	$(96,753)	(11.2%)

    Marketing, general and administrative expenses decreased during the nine months ended May 31, 2025, primarily due to lower expenses for performance-based incentive compensation with the lower profitability of the company during the current fiscal year.

Interest Expense

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$96,962	$78,513	$18,449	23.5%

    Interest expense increased during the nine months ended May 31, 2025, as a result of a higher short-term notes payable balance compared to the same period in the prior fiscal year.

Other Income

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Other income	$74,138	$105,802	$(31,664)	(29.9%)

    Other income decreased during the nine months ended May 31, 2025, primarily due to decreased interest income as a result of a smaller cash balance compared to the same period in the prior fiscal year.

Equity Income from Investments

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$418,970	$373,167	$45,803	12.3%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the nine months ended May 31, 2025, as compared to the same period during the prior fiscal year, primarily due to a gain on the sale of a business recognized by our equity investment Ventura Foods.

Income Tax Expense

	Nine Months Ended May 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$31,710	$21,416	$10,294	48.1%

    Increased income tax expense during the nine months ended May 31, 2025, resulted primarily from a reduction in research and development tax credits, a change in state law and the impact of equity management assumptions. Effective tax rates for the nine months ended May 31, 2025 and 2024, were 7.3% and 2.1%, respectively. A federal and state statutory rate of 24.5% was applied to nonpatronage business activity for the three months ended May 31, 2025 and 2024. Income taxes and effective tax rates vary each year based on profitability, income tax credits, nonpatronage business activity and current equity management assumptions.

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

	May 31, 2025	August 31, 2024
	(Dollars in thousands)
Cash and cash equivalents	$323,862	$794,865
Notes payable	1,849,828	306,831
Long-term debt including current maturities	2,016,147	2,161,460
Total equities	10,788,261	10,761,924
Working capital	2,566,778	3,307,969
Current ratio*	1.4	1.6
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions and our repurchase facility. We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations and by issuing long-term debt. On October 29, 2024, we amended our 10-year term loan facility, reducing the size to $300.0 million and adding a converting revolver feature. See Note 6, Notes Payable and Long-Term Debt, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q for additional information on our short-term borrowings and long-term debt. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2025:

•Capital expenditures. We expect total capital expenditures for fiscal 2025 to be approximately $735.4 million, compared to capital expenditures of $808.8 million in fiscal 2024, as we continue to invest in capital projects to meet the evolving needs of our owners and customers, enhance value for the cooperative system and focus on targeted growth during fiscal 2025. During the nine months ended May 31, 2025, we acquired $533.5 million of property, plant and equipment.
•Acquisitions. We acquired WCAS for an estimated cash purchase price of $322.1 million, which includes $107.5 million estimated for working capital that will be finalized later in the fiscal year. This acquisition expands our grain and agronomy platforms in west-central Minnesota and eastern North Dakota and adds value for our owners. See Note 15, Acquisition, of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
•Major maintenance. During the nine months ended May 31, 2025, we had $274.1 million in major maintenance, compared to major maintenance of $22.7 million in fiscal 2024. Increased major maintenance for fiscal 2025 is due to the previously planned turnaround at our McPherson refinery completed during the third quarter of fiscal 2025.
•Debt and interest. We expect to repay approximately $339.6 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $101.7 million during fiscal 2025. During the nine months ended May 31, 2025, we repaid $158.5 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of May 31, 2025. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2025. Dividends paid on our preferred stock during the nine months ended May 31, 2025, were $126.5 million.
•Patronage. Our Board of Directors authorized approximately $300.0 million of our fiscal 2024 patronage-sourced earnings to be paid to our member-owners during fiscal 2025. During the nine months ended May 31, 2025, we distributed $300.3 million of cash patronage related to the year ended August 31, 2024.
•Equity redemptions. Our Board of Directors authorized approximately $300.0 million of equity redemptions to be distributed in fiscal 2025 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the nine months ended May 31, 2025, we redeemed $271.0 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond 12 months) operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of May 31, 2025. Based on our current fiscal 2025 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and may not be computed the same as similarly titled measures used by other companies. Working capital as of May 31, 2025, and August 31, 2024, was as follows:

	May 31, 2025	August 31, 2024	Change
	(Dollars in thousands)
Current assets	$8,927,147	$8,708,783	$218,364
Less current liabilities	6,360,369	5,400,814	959,555
Working capital	$2,566,778	$3,307,969	$(741,191)

As of May 31, 2025, working capital decreased by $741.2 million compared to August 31, 2024. Current asset balance changes increased working capital by $218.4 million, primarily due to increases in receivables and inventories, which were driven by seasonality in our business. Current liability balance changes decreased working capital by $959.6 million, primarily due to increases in notes payable, which were also driven by seasonality in our business, as well as decreased profitability.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2024. No material changes occurred during the nine months ended May 31, 2025.

Cash Flows

    The following table presents summarized cash flow data for the nine months ended May 31, 2025 and 2024:

	Nine Months Ended May 31,
	2025	2024	Change
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(635,272)	$159,733	$(795,005)
Net cash used in investing activities	(552,160)	(519,472)	(32,688)
Net cash provided by (used in) financing activities	724,692	(1,095,558)	1,820,250
Effect of exchange rate changes on cash and cash equivalents	(6,973)	538	(7,511)
Decrease in cash and cash equivalents and restricted cash	$(469,713)	$(1,454,759)	$985,046

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $795.0 million year-over-year increase in cash used in operating activities primarily reflects decreased net income, decreased accounts payable and increased inventories, which were partially offset by decreased receivables, during the first nine months of fiscal 2025 compared to the same period during fiscal 2024.

    The $32.7 million increase in cash used in investing activities primarily reflects the major maintenance at our McPherson refinery during the third quarter and cash used for the acquisition of WCAS, offset by increased proceeds from the sale and maturity of investments.

    The $1.8 billion increase in cash provided by financing activities primarily reflects increased net cash inflows associated with our notes payable due to increased short-term funding needs for working capital.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of May 31, 2025, all shares of which are listed on the Global Select Market of The Nasdaq Stock Market LLC:

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2024, have not materially changed during the nine months ended May 31, 2025.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended May 31, 2025, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended May 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

During the three months ended May 31, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	First Amendment of CHS Inc. Deferred Compensation Plan (2024 Restatement).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHS Inc.
(Registrant)

Date:	July 9, 2025	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer