Form 10-K
period 2025-08-31
CHS INC
filed 2025-11-05
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	August 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.    BUSINESS

THE COMPANY

    CHS Inc. (referred to herein as "CHS," "company," "we," "us" or "our") is the nation's leading integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. As a cooperative, we are owned by farmers and ranchers and member cooperatives (referred to herein as "members") across the United States. We also have preferred shareholders who own shares of our five series of preferred stock, all of which are listed and traded on the Global Select Market of The Nasdaq Stock Market LLC ("Nasdaq"). We buy commodities from and provide products and services to individual agricultural producers, local cooperatives and other companies (including our members and other nonmember customers), both domestically and internationally. We provide a wide variety of products and services, ranging from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. A portion of our operations are conducted through equity investments and joint ventures whose operating results are not fully consolidated with our results; rather, our share of the income or loss from those equity investments and joint ventures is included as a component of our net income using the equity method of accounting. For the year ended August 31, 2025, our total revenues were $35.5 billion and net income attributable to CHS was $597.9 million.

    We have aligned our segments based on an assessment of how our businesses operate and the products and services they sell. Our Energy segment derives its revenues through refining, wholesaling and retailing of petroleum products. Our Ag segment derives its revenues through origination and marketing of grain, including service activities conducted at export terminals; through wholesale agronomy sales of crop nutrient and crop protection products; from sales of soybean meal, refined soy oil and soyflour products; through the production and marketing of renewable fuels; and through retail sales of petroleum and agronomy products, processed sunflowers, feed and farm supplies. Our Ag segment also records equity income from our grain export joint venture and other investments. Our Nitrogen Production segment consists of our equity method investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses. Our other business operations, primarily our financing and hedging businesses, are included in Corporate and Other because of the nature of their products and services, as well as the relative amounts of revenue from those businesses. In addition, our nonconsolidated food production and distribution joint venture, Ventura Foods, LLC ("Ventura Foods"), and our nonconsolidated wheat milling joint venture, Ardent Mills, LLC
("Ardent Mills"), are included in Corporate and Other.

    As required under our bylaws and Minnesota cooperative law, our earnings from cooperative business are allocated to our members and to a limited extent to nonmembers with which we have agreed to do business on a patronage basis based on the volume of business they do with us. We allocate these earnings to our patrons in the form of patronage refunds, which are also called patronage dividends, and which may be in cash, patrons' equities in the form of capital equity certificates or both. Patrons' equities may be redeemed over time solely at the discretion of our Board of Directors. Earnings derived from nonmembers, which are not treated as patronage, are taxed at federal and state statutory corporate rates and are retained by us as unallocated capital reserves. We also receive patronage refunds from the cooperatives in which we are a member, if those cooperatives have earnings to distribute and if we qualify for patronage refunds from them.

    Our origins date back to the late 1920s with the founding of our predecessor companies, which became Cenex, Inc., and Harvest States Cooperatives. CHS Inc. emerged as the result of the merger of Cenex and Harvest States Cooperative in 1998 and is headquartered in Inver Grove Heights, Minnesota.

    Our website address is www.chsinc.com. Our periodic and current reports on Form 10-K, 10-Q, 8-K and other filings, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission ("SEC") are available on our website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. In addition, the SEC maintains a website that contains reports and other information regarding issuers, where you may obtain a copy of all information we file publicly with the SEC. The SEC website address is www.sec.gov.

ENERGY
Overview

    We are the nation's largest cooperative energy company based on revenues and identifiable assets, with operations that include petroleum refining and pipelines; supply, marketing and distribution of refined fuels (gasoline, diesel fuel and other energy products); blending, sale and distribution of lubricants; and wholesale supply of propane and other natural gas liquids. Our Energy segment processes crude oil into refined petroleum products at our refineries in Laurel, Montana, and McPherson, Kansas, and sells those products under the Cenex® brand to member cooperatives and other independent retailers through a network of nearly 1,200 sites, the majority of which are convenience stores marketing Cenex brand fuels and owned by our member cooperatives. For fiscal 2025, our Energy revenues, after elimination of intersegment revenues, were $7.6 billion and were primarily from gasoline, diesel fuel and propane.

Operations

    Laurel refinery. Our Laurel, Montana, refinery processes medium- and high-sulfur crude oil into refined petroleum products that primarily include gasoline, diesel fuel, asphalt and petroleum coke. Our Laurel refinery sources approximately 96% of its crude oil supply from Canada, with the remaining balance obtained from domestic sources. We have access to Canadian and northwest Montana crude oil through our wholly-owned Front Range Pipeline, LLC, and other common carrier pipelines. Our Laurel refinery also has access to Wyoming crude oil via common carrier pipelines from the south.

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

    McPherson refinery. Our McPherson, Kansas, refinery processes approximately 60% low- and medium-sulfur crude oil and approximately 40% heavy-high-sulfur crude oil into gasoline, diesel fuel and other distillates, petroleum coke and other products. The refinery sources its crude oil through its own pipelines, as well as through joint venture and common carrier pipelines. Low- and medium-sulfur crude oil is sourced from Kansas, Colorado, North Dakota, Oklahoma and Texas, and heavy-high-sulfur crude oil is sourced from Canada and Wyoming.

    Our McPherson refinery processes approximately 115,000 barrels of crude oil per day to produce refined products that consist of approximately 50% gasoline, 43% diesel fuel and other distillates, 5% petroleum coke and 2% other products. These products are loaded into trucks at the McPherson refinery or shipped via common carrier pipelines to other markets.

Other energy operations. We operate 10 refined product terminals, nine propane terminals, three asphalt terminals and one lubricants blending and packaging facility. We also own and lease a fleet of liquid and pressure trailers and tractors, which transport refined fuels, propane, anhydrous ammonia and other products.

Products and Services

    Our Energy segment produces and sells (primarily wholesale) gasoline, diesel fuel, propane, asphalt, lubricants and other related products, and also provides transportation services. In addition to selling products refined at our Laurel and McPherson refineries, we purchase refined petroleum products from third parties as the need arises. For fiscal 2025, approximately 75% of the refined petroleum products we sold were produced at our Laurel and McPherson refineries and approximately 25% were obtained from third parties. The percentage of refined petroleum products we obtain from third parties is dependent on refinery production volumes and varies from year to year, primarily based on our planned major maintenance schedule.

Sales and Marketing: Customers

    We market approximately 75% of our refined fuel products to members, with the balance sold to nonmembers. Sales are made wholesale to member cooperatives and through a network of independent retailers that operate convenience stores under the Cenex brand. We sold approximately 1.5 billion gallons of gasoline and approximately 1.7 billion gallons of diesel fuel in fiscal 2025. We also blend, package and wholesale auto and farm equipment lubricants to members and nonmembers. We are one of the nation's largest propane wholesalers based on revenues. Most of the propane sold in rural areas is for heating and agricultural use. Annual sales volumes of propane vary greatly depending on weather patterns and crop conditions.

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

    Regulation. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on our Energy segment. Our Energy segment operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Transportation ("DOT"), the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, the Federal Energy Regulatory Commission and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible product recalls. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and to governing bodies, such as the Chicago Mercantile Exchange ("CME"), the New York Mercantile Exchange ("NYMEX") and the U.S. Commodity Futures Trading Commission ("CFTC").

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

    We market refined fuel products in five principal geographic regions. The first region includes the Midwest and Northern Plains. Competition at the wholesale level in this area includes major oil companies, as well as independent refiners and wholesale brokers and/or suppliers. This region has a robust spot market and is influenced by the large refinery center along the Gulf Coast. A second unique marketing region centers near Chicago, Illinois, and includes Illinois, Indiana and eastern Wisconsin. In this region, we principally compete with the major oil companies, as well as independent refiners and wholesale brokers and/or suppliers. Another market region includes Arkansas, Missouri and northern Texas. Competition in this region includes the major oil companies and independent refiners. This region is principally supplied by the Gulf Coast refinery center and is also driven by a strong spot market that reacts quickly to changes in the international and national supply balance. The fourth geographic region includes Colorado, Idaho, Montana, western North Dakota, western South Dakota, Utah and Wyoming. Competition at the wholesale level in this region includes the major oil companies and independent refiners. The fifth region includes much of Oregon and Washington. We compete with the major oil companies in this region, which is known for volatile prices and an active spot market.

AG
Overview

    Our Ag segment includes global grain and processing, ag retail and wholesale agronomy businesses. These businesses work together to facilitate production, purchase, sale and eventual use of grain and other agricultural products within the United States and internationally. In fiscal 2025, revenues in our Ag segment were $27.7 billion after elimination of intersegment revenues.

Operations

Global grain and processing. We are the nation's largest cooperative marketer of grain and oilseed based on grain sales. Our global grain marketing operations purchase grain directly from agricultural producers and elevator operators primarily in the midwestern and western United States and indirectly through our ag retail business. Purchased grain is typically contracted for sale for future delivery at a specified location, and we are responsible for handling the grain and either arranging for or facilitating its transportation to that location. We own and operate export terminals, river terminals and elevators throughout the United States to handle and transport grain and grain products. We also maintain locations in Europe, the Pacific Rim, Latin America and South America for marketing, merchandising and/or sourcing grains and crop nutrients. We primarily conduct our global grain marketing operations directly, but do conduct some of our operations through joint ventures, including TEMCO, LLC ("TEMCO"), a 50%-owned joint venture with Cargill, Incorporated ("Cargill"), that focuses on exports, primarily to Asia.

Our processing business includes our oilseed processing and renewable fuels production businesses. Oilseed processing is conducted at facilities that crush approximately 147 million bushels of soybeans and canola on an annual basis, producing approximately 3.1 million short tons of meal and flour and 1.9 billion pounds of edible and inedible oil annually. We purchase oilseeds to be processed from members, other CHS businesses and third parties that have tightly integrated connections with our global grain marketing operations and ag retail business. Our renewable fuels business annually produces 267 million gallons of fuel-grade ethanol, 71 million pounds of inedible corn oil and 645,000 tons of dried distillers grains with solubles ("DDGS"). Renewable fuels produced by our production plants are marketed by our global grain business, along with more than 300 million gallons of ethanol and 5.1 million tons of DDGS annually under marketing agreements with ethanol production plants.

Ag retail. Our ag retail business operates approximately 400 agri-operations locations through 28 business units dispersed throughout the midwestern and western United States. Most of these locations purchase grain from farmers and sell agronomy, energy, feed and seed products to those same producers and others, although not all locations provide every product and service. We also manufacture animal feed through nine owned plants and three limited liability companies.

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

Regulation. Our Ag operations are subject to laws and related regulations and rules designed to protect the environment that are administered by the EPA, DOT and similar government agencies. These laws, regulations and rules govern, among other things, discharge of materials into the environment, including air and water; reporting storage of hazardous wastes and other hazardous materials; transportation, handling and disposal of wastes and other materials; labeling of pesticides and similar substances; and investigation and remediation of the release of hazardous materials. In addition, environmental laws impose a liability on owners and operators for investigation and remediation of contaminated property and on a party that sends hazardous materials to those contaminated properties for treatment, storage, disposal or recycling. In some instances, that liability exists regardless of fault. Our global grain and processing and ag retail businesses are also subject to laws and related regulations and rules administered by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other federal, state, local and foreign governmental agencies that govern processing, packaging, storage, distribution, advertising, labeling, and quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible product recalls. The hedging transactions and activities of our global grain and processing and ag retail businesses are subject to the rules and regulations of the exchanges we use and to the governing bodies, such as the CME, the Chicago Board of Trade ("CBOT"), the MIAX Futures Exchange ("MIAX") and the CFTC.

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

NITROGEN PRODUCTION
Overview

    Our Nitrogen Production segment consists of our approximate 8.38% membership interest (based on product tons) in CF Nitrogen, our strategic venture with CF Industries Holdings, Inc. ("CF Industries"), and allocated expenses. In connection with our investment in CF Nitrogen, we entered into a supply agreement with CF Nitrogen that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually for ratable delivery through fiscal 2096. We account for our CF Nitrogen investment using the hypothetical liquidation at book value method. On August 31, 2025, our investment was approximately $2.5 billion. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Competition. CF Nitrogen competes primarily on delivered price and, to a lesser extent, on customer service and product quality. CF Nitrogen competes domestically with large companies in the fertilizer industry. There also is significant competition from products sourced from other regions of the world.

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

CHS Hedging. Our wholly-owned commodity brokerage subsidiary, CHS Hedging, LLC ("CHS Hedging"), is a registered, CFTC-regulated futures commission merchant ("FCM") and a clearing member of the CBOT, CME, NYMEX and MIAX. CHS Hedging provides commodity risk management services primarily in the grains, oilseeds, fertilizer, livestock, dairy and energy markets. CHS Hedging is also the FCM for the majority of our commodity futures trading.

CHS Market Advisors. Our wholly-owned commodity trading advisor ("CTA"), CHS Market Advisors, LLC ("CHS Market Advisors"), is registered with the CFTC and a member of the National Futures Association ("NFA"). It provides global research and analysis, fertilizer consulting and energy consulting to agricultural producers and agribusinesses. These services are designed to help customers navigate market volatility and make informed risk management decisions.

Foods. Ventura Foods is a joint venture between CHS and Mitsui & Co., Ltd., with each company owning 50% interest. Ventura Foods produces and distributes edible oil-based products. We account for our investment in Ventura Foods using the equity method of accounting, and the investment balance was equal to $527.2 million on August 31, 2025. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Wheat milling. Ardent Mills, the largest flour miller in the United States, is a joint venture of CHS, Cargill and Conagra Brands, Inc. ("Conagra"). In connection with the Ardent Mills joint venture, CHS, Cargill and Conagra have various ancillary and noncompete agreements including, among other things, an agreement for us to supply Ardent Mills with certain wheat and durum products. We hold a 12% interest in Ardent Mills and account for our investment as an equity method investment due to our ability to exercise significant influence by appointing a member of the board of shareholders and board of managers of Ardent Mills. On August 31, 2025, our investment in Ardent Mills was $237.1 million. See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

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

Employee population. On August 31, 2025, we had 10,683 full-time, part-time, temporary and seasonal employees, primarily in the United States. Of that total, 2,047 were employed in our Energy segment, 5,604 were employed in our Ag segment and 3,032 were employed in Corporate and Other. In addition to those individuals directly employed by us, many individuals work for or support our joint ventures, including CF Nitrogen in our Nitrogen Production segment and Ventura

Foods and Ardent Mills in our Corporate and Other category, and are not included in these totals. As of August 31, 2025, we had 11 collective bargaining agreements with unions covering approximately 8% of our employees in the United States and expiring on various dates through February 29, 2028. We believe our relations with our employees are strong. We value our employees and believe that employee passion for our work and employee engagement are key elements of our operating performance.

Inclusion. The CHS value of inclusion compels us to create a work environment where excellence and growth stem from diverse thinking. Our goal is to foster an inclusive culture where everyone is welcomed, respected and empowered to succeed. We believe different perspectives and experiences enable innovation, collaboration, and drive growth. We live our value of inclusion by empowering both leaders and employees to model inclusive behaviors - creating openness, welcoming differences, and leading with bravery. Engagement is further strengthened through our five Employee Resource Groups (ERGs), which are voluntary, employee-led groups open to all employees. These groups promote an inclusive and cooperative work environment by creating opportunities to network and build relationships. Externally, we partner with organizations to create awareness about CHS and build a broad talent pipeline for agriculture. We know that we must attract the best new talent to serve global markets effectively.

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

Health and safety. Safety is one of our core values. At CHS, safety is about more than just following the rules; it is about doing things the right way and remembering that no job is so critical that it warrants safety risks. In addition to safety programs designed specifically for individual facilities with operational hazards related to grain, feed, seed, agronomy, petroleum, warehouses and retail operations, we also provide certain employee groups with additional training opportunities such as a defensive driving program. Beyond developing defined safety programs and training opportunities, we monitor our incident rates in comparison to previous years and industry averages, as published by the Bureau of Labor Statistics. During fiscal 2025, our Occupational Safety and Health Administration ("OSHA") incident rate was 2.7 incidents per 100 full-time workers, as compared to an average of 2.9 incidents per 100 full-time workers during the three previous years, a reduction of 8%. Additionally, our lost-time injury rate was 1.0 incidents per 100 full-time workers, in line with our three-year average.

Community involvement. As a cooperative, we are committed to making a measurable impact in our communities through our giving investments. In addition to our charitable foundation and annual giving campaign, which provide financial support to our communities, eligible employees also receive paid time off to make a difference in our communities through volunteer activities. During fiscal 2025, we gave approximately $8.7 million in charitable donations through our charitable foundation, corporate giving activities, and employee volunteer time-off program.

Compensation and benefits. We have designed our compensation and benefits programs to attract and retain qualified employees and to motivate employees to optimize member-owner returns and to achieve our short- and long-term strategies. In addition to offering competitive compensation that includes annual variable pay linked to company and individual employee performance, we also offer a wide array of benefits programs for qualifying employees that include health insurance and wellness benefits; retirement benefits, including a company-matched 401(k) contribution, profit sharing and a pension; paid time off and paid leaves; adoption assistance; and employee assistance programs, including an employee support fund.

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

Our revenues, results of operations and cash flows are affected by market prices for commodities such as crude oil, natural gas, ethanol, fertilizer, grain, oilseed, flour, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, plant disease, insect damage, drought, availability and adequacy of supply, availability of reliable rail and river transportation networks, industry labor availability, outbreaks of disease, inflation, increased or fluctuating tariffs, government regulation and policies, global trade disputes, international conflicts and general political and economic conditions. We are also exposed to fluctuating commodity prices as the result of our inventories of commodities, typically grain, fertilizer and petroleum products, and purchase and sale contracts at fixed or partially fixed prices. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies, such as hedging, to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. For example, fluctuations in commodity prices may result in significant noncash losses being incurred on our commodity-based derivatives, which may in turn materially and adversely affect our operating results. In addition, changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and/or selling prices of those products can affect revenues and operating earnings.

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

    Many of these factors have resulted in significant volatility in crude oil, refined petroleum products and natural gas supplies and prices. We expect that volatility to continue in fiscal 2026. The long-term effects of this volatility and other conditions on the prices of crude oil, refined petroleum products and natural gas are uncertain and ever-changing. Increases in crude oil prices without a corresponding increase in the prices of our refined petroleum products, and decreases in crude oil prices with larger corresponding decreases in the prices of our refined petroleum products, would reduce our net income. Accordingly, we expect our margins and the profitability of our energy business to fluctuate, possibly significantly, over time. Our renewable fuels business produces ethanol, which is closely related to, or may be substituted for, petroleum products, and may be blended into gasoline to increase octane content. Therefore, the selling price of ethanol can be impacted by the selling prices of gasoline, diesel fuel and other octane enhancers. A significant decrease in the price of gasoline, diesel fuel or other octane enhancers could result in a significant decrease in the selling price of ethanol, which could adversely affect our revenues and operating earnings. In addition, we expect the volume of renewable fuels produced by our competitors to increase going forward. As the market for renewable fuels becomes more competitive, or if there are changes in the regulations, policies or standards affecting the demand for renewable fuels, our renewable fuels business may experience increased volatility in product margins, which could adversely affect our operating earnings.

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

Conflicts in Ukraine, the Middle East, the Red Sea and other regions have resulted in significant uncertainty and instability in the global commodities markets, including agricultural commodities and crude oil. In response to the invasion of Ukraine, the United States and other North Atlantic Treaty Organization ("NATO") member states, as well as nonmember states, announced economic sanctions targeting Russia and certain Russian citizens and enterprises, including several large banks. Continuation of escalation could lead to additional economic and other sanctions imposed by the United States, NATO member states and other countries. Although we do not maintain operations in Russia, sanctions have caused inflationary pressures and impacted our ability to purchase fertilizer in the global market and put us at increased risk of inadvertently trading with a sanctioned partner.

Global conflicts also increase the risk of cybersecurity incidents. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations. Proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions or involvement in global conflicts could adversely affect our operations and heighten the risk of cyberattacks against the U.S. and global companies and infrastructure.

In addition, these global conflicts could also draw military or other intervention from additional countries and/or additional sanctions imposed by governments that restrict business with specific persons, organizations or countries with respect to certain products or services. If such escalation should occur or such sanctions are imposed, supply chains, trade routes and markets currently served by us could be adversely affected, which in turn could materially and adversely affect our business operations and financial performance. Furthermore, the actions undertaken by various nations in response to these conflicts have had, and may continue to have, adverse impacts on global financial markets.

We may also experience negative reactions from our members, shareholders, lenders, employees, customers or other stakeholders as a result of our action or inaction related to global conflicts. Even if the wars and global conflicts moderate or resolutions are reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from these conflicts for the foreseeable future. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against participants in the wars and global conflicts and their citizens and enterprises may continue for a period of time after any resolution has been reached.

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

The economic health of the agricultural industry is influenced by numerous factors, including farm income levels. Farm income is influenced by numerous factors outside our control, including commodity prices, crop yields, input costs, farmland values, government policies and subsidies, debt and financing costs, and weather and climate conditions. Declines in farm income, including those experienced recently as a result of trade policy or other global and regulatory factors, can reduce producers’ cash flows, pressure farmland values, and limit investment in equipment and related products. Downturns in the agricultural industry of this nature have in the past resulted in, and may in the future result in, our members exiting their farming and other agricultural business activities, which could in the future materially and adversely affect our business, results of operations and financial condition.

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

    Additionally, there will likely be increased strains on and risks to the integrity, reliability and resilience of electrical grids and increased volatility and tightness in natural gas and electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies and may cause sporadic outages disrupting our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence, computer processing, cryptocurrency mining, cloud storage, data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges. Emerging sustainability, new regulations and other environmental priorities outside our control could also affect agricultural practices and future demand for agronomy products applied to crops and the volume of any such application. These priorities could also impact demand for our grain and energy products, and may require us to incur additional costs for increased due diligence and reporting. Accordingly, factors outside our control could materially and adversely affect our revenues, results of operations and cash flows.

Inflation may result in increased costs, which could have a material and adverse effect on our results of operations.

We have experienced and anticipate continued effects of inflation on costs such as labor, freight, natural gas and materials. In response to global inflationary pressures, the U.S. Federal Reserve and foreign equivalents have maintained higher interest rates, which has resulted in continued uncertainty and volatility in global financial markets and increased borrowing costs under certain of our credit facilities. Inflation and its impacts, many of which are beyond our control, could escalate in the future. To mitigate commodity cost increases, we have implemented various strategies that include, among other things, entering into contracted pricing with certain vendors, procuring commodities in periods of favorable market conditions and entering into various derivative instruments. These actions may, in part, mitigate these increased costs, but even by increasing our product prices and passing some or all of our increased costs to customers or implementing cost saving efforts, we may not be able to fully offset these increased costs. Additionally, increased prices may not be sustainable over time and may result in reduced sales volumes. Accordingly, inflationary pressures could have a material and adverse effect on our results of operations. There can be no guarantee that our efforts to mitigate commodity cost increases due to inflationary pressures will be effective or, if they are effective, that they will have a material impact on maintaining or reducing costs.

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

We do not have an exclusive relationship with our members, and our members are not obligated to supply us with their products or purchase products from us. Our members often have a variety of distribution outlets and product sources available to them. If our members were to sell their products to other purchasers or purchase products from other sellers, our revenues, margins, results of operations and cash flows could be materially and adversely affected.

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
•Our transportation operations, equipment and services could experience disruptions such as adverse operating conditions on the inland waterway system or on the seas with respect to oceangoing vessels, including risks from piracy and other maritime security threats.
•Someone may accidentally or intentionally introduce malware to our information technology systems or breach our computer systems or other cybersecurity resources.
•Occurrence of a pandemic or epidemic disease could affect a substantial part of our workforce or our customers and interrupt our business operations.

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

    Like most companies in the agricultural industry, we are continuously challenged to hire, develop and retain a sufficient number of employees to operate our businesses throughout our operating geographies. We may have difficulty recruiting and retaining employees with adequate qualifications and experience. The challenge of hiring new employees is exacerbated by the rural nature of our business, which provides a smaller pool of skilled employable candidates. A number of other factors may adversely affect the labor force available to us, including socioeconomic and demographic changes, high employment levels, federal unemployment subsidies and other government regulations, unemployment programs and volatility in macroeconomic factors impacting the labor market. Increases in remote work opportunities have also amplified the competition for employees and contractors. To hire new employees, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor. Furthermore, when we hire new employees, lengthy training and orientation periods might be required before they are able to achieve necessary productivity levels, and we may be unable to successfully transfer our other employees' institutional knowledge and skills to them or fail to execute on internal succession plans. In addition, a competitive labor market may lead to increased turnover rates within our employee base. Increased employee turnover results in significant time and expense relating to identifying recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may further deplete our institutional knowledge base and erode our competitiveness. These or other workforce factors could negatively impact our business, financial condition or results of operations.

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

Artificial Intelligence (“AI”), including generative AI, advancements are progressing at an unprecedented pace, which brings risks that could subject us to loss through various technical, legal, and opportunistic-related risks.

We continue to advance in the development and integration of AI systems across our operations. AI systems may fail to perform as expected under certain conditions or become vulnerable to adversarial attacks that manipulate the AI’s output. As AI becomes more integrated into our operations, the risks of system failure or malfunction increase, potentially disrupting our business processes. Additionally, use of AI may further expose computer systems to the risk of cyberattacks, and may create the need for rapid modifications to our cybersecurity program.

AI systems rely heavily on vast amounts of data, which could include sensitive personal or proprietary information. If not managed and protected properly, AI systems could become targets for data breaches, exposing critical information to unauthorized access. Additionally, our service providers and vendors are also increasingly using and offering platforms powered by AI. While we advise our employees and contractors to refrain from providing confidential or sensitive information to any AI models or AI-powered platforms and limit our vendors’ processing of any confidential or sensitive information in an AI model, we cannot predict how an AI model will process our data or if it will inadvertently provide our data to a third-party in its outputs. Any input of our confidential or sensitive data into an AI model for development or use purposes could result in inadvertent disclosure of this data at any time to an unknown third-party, which could subject us to litigation or regulatory actions or cause us to breach our contractual obligations. Additionally, datasets can inadvertently introduce bias if the data is not sufficiently diverse or representative leading to AI-driven decisions that may be unfair or discriminatory, potentially harming both individuals and our reputation.

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

The third-party data management providers and other vendors we rely on and cloud-based services we utilize may have or may develop security problems or security vulnerabilities which may also affect our systems or data. We cannot guarantee a data security or privacy breach of their systems or other form of cyber-based attack will not occur in the future. The increase in hybrid working situations, where employees, including third-party employees, access technology infrastructure remotely, increases information technology and data security risks. Like many companies, we continue to experience an increase sophisticated attempts by external parties to access and/or disrupt our networks without authorization, such as denial of service attacks, attempted malware infections, scanning activity and phishing e-mails. We and vendors on our behalf monitor our information technology systems on a 24/7 basis in an effort to detect cyberattacks, security breaches or unauthorized access. There is no assurance the measures we have taken to protect our information systems will prevent or limit the impact of a future cybersecurity incident. We may incur significant costs protecting against or remediating cyber-based attacks or other cybersecurity incidents and may suffer representational harm. While we maintain a cybersecurity insurance policy that provides coverage for security incidents, we cannot be certain our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim.

In addition, we are subject to laws and regulations in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to collection, storage, handling, use, disclosure, transfer and security of personal data. These laws and regulations pose increasingly complex compliance challenges and will require us to incur costs to achieve and maintain compliance; some of those costs may be significant. Any violation of such laws and regulations, including as a result of a security or privacy breach or adoption of emerging technologies, such as AI, could subject us to legal claims, regulatory penalties and reputational damage. Furthermore, the requirement to report material cybersecurity incidents within such a short time frame could mean there will be insufficient time to halt a breach before having to report it, potentially giving hackers an advantage, and failure to promptly disclose such material incidents as required by law may result in additional financial or regulatory consequences.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices and disclosures, including practices and disclosures related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. At the same time, our stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including our operations and ESG-related matters. If we fail or are perceived to fail, in any number of ESG matters, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation may suffer.

If we do not adapt or comply with evolving ESG expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing focus on ESG issues and opposition to ESG issues, regardless of whether there is a legal requirement to do so, we may suffer reputational damage and our business or financial condition could be materially and adversely affected. Conversely, if we comply with evolving stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, increased strain on our resources and heightened legal and regulatory risk, and could also threaten our credibility with other stakeholders. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which in turn could adversely affect our reputation, business and financial performance.

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

We have made certain assumptions and projections regarding the future of the markets served by our joint venture investments that include projected raw materiality availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. For example, assumptions we made in connection with our investment in CF Nitrogen may not align with future demand for nitrogen-based products or the cost or availability of natural gas, the primary feedstock utilized for CF Nitrogen's nitrogen-based products. Supply of nitrogen products is affected primarily by available production capacity and operating rates, raw material costs and availability, energy prices, government policies and global trade. Demand for nitrogen products is affected by planted acreage, crop selection and fertilizer application rates, driven by population changes, economic growth, changes in dietary habits and non-food use of crops, such as production of ethanol and other biofuels. Demand also includes industrial uses of nitrogen, for example chemical manufacturing and emissions reductants such as diesel exhaust fluid (DEF). Many factors affecting supply and demand of global nitrogen products are out of our control and could significantly impact our business, financial condition, results of operations and cash flows.

Risks Related to Laws and Regulations

Government policies, mandates, regulations, trade agreements, domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control could adversely affect our operations and profitability.

    Our business is subject to numerous government policies, mandates and regulations that may impact our operations or profitability. For example, those related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, and renewable and low-carbon fuels may influence crop planting, production levels and location, trade flows, feedstock availability and competitiveness, volumes and types of imports and exports, and product viability. In our Energy segment, government policies, mandates and regulations designed to stop or impede development or production of petroleum-based products, such as those limiting or banning use of hydraulic fracturing, drilling or oilsands production or restricting the sale of new combustion-engine vehicles, could adversely affect our operations and profitability.

We could be the target of claims of false or deceptive advertising under U.S. federal and state laws, as well as foreign laws, including consumer protection statutes of some states. The food industry has experienced heightened scrutiny and an increasing number of claims related to labeling and marketing practices. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front-of-pack labeling and serving size regulations) or evolving interpretations of existing legal or regulatory requirements may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. The EU deforestation-free regulation ("EUDR"), which is to become effective in December 2025, will require companies trading in certain commodities, including soybeans, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation, forest degradation or breaches of local laws after December 31, 2020, to qualify for sale in the European Union. Failure to comply could have serious consequences, including civil, administrative and criminal penalties, as well as negative impacts on our reputation, business, cash flows and results of operations.

    In addition, changes in international trade agreements and trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. In many countries around the world, historical free trade relationships are being challenged, and it is unclear what changes, if any, will be made to international trade agreements affecting our operations. Resulting volatility in commodity prices, historical trade flows planting patterns, particularly in the United States and South America, has reduced grain export volumes and increased business uncertainty. Changes in trade policy, withdrawals from or material modifications to relevant international trade agreements and continued uncertainty could depress economic activity and restrict our access to suppliers and customers, and we cannot predict the effects of future trade policies, disputes or agreements on our business. Tariffs and trade restrictions on products that we buy and/or sell could increase the cost of those products or adversely affect market access. These cost increases and market changes could adversely affect demand for our products and reduce margins, which could have a material adverse effect on our business and our earnings. In addition, the U.S. government can prevent or restrict us from doing business in or with other countries, such as the economic sanctions imposed by the U.S. government on Russia and certain of its citizens and enterprises in connection with Russia's war with Ukraine. These restrictions and those of other governments could limit our ability to gain access to business opportunities in various countries.

The U.S. government recently implemented changes to its trade policies, including significant tariff increases on imports and potential changes to existing trade agreements, creating a dynamic and uncertain trade environment. Such measures can be adopted with little or no notice, and retaliatory actions by other countries may further increase costs and disrupt global supply chains. Higher tariffs or trade restrictions may raise the cost of inventory and products sold by our customers, vendors, partners, and suppliers, reducing demand, compressing margins, and impairing their financial performance and ability to meet obligations. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets and economic conditions. Disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In particular, the changes in trade policies have had significant impacts on our sales into China. The Chinese government is currently limiting imports through a variety of measures. For example, in May 2025, China’s General Administration of Customers suspended soybean imports from us and certain other U.S. companies in connection with the broader trade policy changes between the U.S. and China. A number of factors could encourage China to increase product capacity utilization or expand exports of nitrogen fertilizers, including changes in Chinese government policy, devaluation of the Chinese renminbi, the relaxation of Chinese environmental standards or decreases in Chinese producers’ underlying costs such as the price of Chinese coal. Any inability to sell our products into China, including soybeans, could have a material adverse effect on our business, financial condition and results of operations.

Changes in federal income tax laws or in our tax status, or changes to tax rules in jurisdictions in which we operate, could increase our tax liability and reduce our net income significantly.

Current federal income tax laws, regulations and interpretations, including those specific to taxation of cooperatives, provide us certain income tax benefits such as allowing us to exclude income generated through business with or for a member (patronage-sourced income) from our taxable income to the extent it is distributed back to our members. We continue to monitor potential changes to federal income tax laws, regulations or interpretations to evaluate their potential impact on our business, tax position and financial results. The change in administration and regulatory leadership has created additional uncertainty with respect to federal tax policy. The current administration has proposed, and may propose further, changes that could alter, narrow or repeal provisions of federal tax law relevant to cooperatives. These changes, and any administrative or judicial challenges to them or further changes by future administrations, create uncertainty for our business and may affect our ability to receive anticipated tax credits or other benefits, which in turn could reduce the profitability of certain projects and increase our overall tax burden. If in the future, for example, we were to be subject to a corporate alternative minimum tax, or we were not eligible to be taxed as a cooperative, our tax liability would significantly increase and our net income would significantly decrease.

We incur significant costs in complying with applicable laws and regulations. Any failure to comply with these laws and regulations, or to make capital or other investments necessary to comply with these laws and regulations, could expose us to unanticipated expenditures and liabilities.

We are subject to numerous federal, state and local provisions regulating our business and operations. We incur and expect to incur significant capital and operating expenses to comply with these laws and regulations. We may be unable to pass on those expenses to customers without experiencing volume and margin losses. Ongoing changes in financial-market regulation have subjected derivatives users, such as CHS to increased CFTC oversight and compliance obligations, raising operating costs and potential exposure to fines or penalties for noncompliance. In addition, new laws and regulations or shifts in government policy may increase the likelihood of such legal and regulatory developments. If new laws or regulations become applicable to us or our businesses, our compliance costs could increase. Any of the above matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We establish reserves for the future cost of known compliance obligations, such as remediation of identified environmental issues. However, these reserves may prove inadequate to meet our actual liability. Moreover, amended, new or more stringent requirements, stricter interpretations of existing requirements or discovery of currently unknown compliance issues may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Furthermore, our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines and injunctions, criminal fines and penalties, and recalls of our products. For example, we regularly maintain hedges to manage price risks associated with our commercial operations. These transactions typically take place on exchanges such as the CME. Our hedging transactions and activities are subject to the rules and regulations of the exchanges we use and governing bodies, including the CME, NYMEX, CBOT, MIAX and CFTC. All exchanges have broad powers to review required records, to investigate and enforce compliance and to punish noncompliance by entities subject to their jurisdiction. Failure to comply with such rules and regulations could lead to restrictions on our trading activities or subject us to enforcement action by the CFTC or a disciplinary action by the exchanges, which could lead to substantial fines or penalties or limitations on our related operations. In addition, any investigation or proceeding by an exchange or the CFTC, whether successful or unsuccessful, could result in substantial costs, diversion of resources, including management time, and potential harm to our reputation, all of which could have a material adverse effect on our business financial condition, liquidity, results of operations and prospects.

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

New and current environmental and energy laws and regulations, including relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement, or other developments could require us to make additional unforeseen expenditures on technologies and/or other assets to continue our operations or cause unforeseen changes to our operations, either of which could adversely affect us. For example, in December 2015, 195 countries adopted a new international agreement known as the Paris Agreement. U.S. participation in the Paris Agreement and other greenhouse gas (“GHG”) commitments may vary by administration.

Accordingly, future emission reduction targets and other provisions of legislative or regulatory initiatives could be reintroduced by future administrations. In the absence of federal action, states and other jurisdictions may also continue to take legislative or regulatory steps aimed at climate change and minimizing GHG emissions. This creates ongoing uncertainty for our operations, compliance obligations, and potential costs.

In addition, new legislation, regulatory programs, reporting requirements or customer or other stakeholder expectations could require substantial expenditures for installation and operation of systems and equipment or for substantial modifications to existing equipment, as well as increased compliance costs. We are or may be obligated to comply with new climate-related reporting requirements under SEC rules, laws of member states of the European Union implementing the EU Corporate Sustainability Reporting Directive ("CSRD") and other laws and regulations, which may require us to provide, at least annually, detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face and the strategies we pursue to reduce and adapt to the impacts of climate change. If we fail to compile, assess and report the required operating and accounting information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions and sustain harm to our reputation. Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel

Standard ("RFS"), which requires refiners to blend renewable fuels, such as ethanol and biodiesel, with their petroleum fuels or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year, which affects the domestic market for ethanol. In June 2025, the EPA proposed standards for compliance years 2026 and 2027, which as of the date of this Report have not yet been adopted. The proposal includes a sizable increase in renewable fuel percentage standards from those in 2025 and, if implemented as proposed, could result in a significant increase in our compliance costs for these periods. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity, and RINs must be purchased on the open market. In recent years, the price of RINs has been extremely volatile. Continued RIN volatility could have a negative impact on our future refined fuels margins. In addition, certain states have established proposed laws around low-carbon fuel standards that require refiners to sell fuel with carbon intensity values at certain established benchmarks or purchase a sufficient number of credits on the open market to meet the benchmark.

Federal, state and international authorities continue to adopt or propose new environmental, health, safety and climate-related requirements that could materially increase our compliance costs and operational burdens, including emerging contaminant regulation (such as PFAS), more stringent refinery and process safety rules, the EPA’s “Good Neighbor Plan” for ozone emissions, new vehicle and fuel efficiency standards, and expanded reporting obligations under U.S. and EU climate disclosure regimes. At the same time, reductions in staffing or funding at regulatory agencies may delay the review of submissions and re-registrations, further prolonging the time to commercialize products or implement compliance measures. Many of these rules and initiatives are subject to ongoing litigation or could be revised or rescinded by future administrations, creating significant uncertainty. Compliance with these evolving standards could have a material and adverse effect on our results of operations and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established processes for identifying, assessing and managing material risks from cybersecurity threats associated with our key information technology systems. These processes have been integrated into our overall risk management strategies, as overseen by our Board of Directors, primarily through the Corporate Risk Committee and Audit Committee. These processes also include identifying and overseeing risks from cybersecurity threats associated with the use of third-party service providers. We conduct security assessments of certain third-party providers before engagement and have established monitoring procedures to mitigate risks related to data breaches or other security incidents originating from third parties. In addition, we conduct employee training on information security topics designed to address phishing and e-mail security, password security and data-handling security. We use e-mail security, endpoint security, logging and monitoring, remote access, application security and other tools to deter threat actors, block malicious/phishing e-mails and avoid IT system interruptions. From time to time, we engage third-party consultants, legal advisors, and audit firms to evaluate and test our risk management systems and assess and remediate cybersecurity threats and incidents as appropriate. Additionally, our Enterprise Risk Management ("ERM") team analyzes cybersecurity risks, emerging industry trends and identification of mitigation, as part of a holistic analysis of risks across CHS.

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

Our CISO oversees our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats, including aligning programs with industry standards, conducting tabletop exercises, providing education/training and taking other preventive measures. Our CISO coordinates with legal counsel and third-party experts to assess and manage material risks from cybersecurity threats. Our CISO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes. Our CISO or a delegate informs the IRT of cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The CISO, in collaboration with legal counsel, is primarily responsible for advising our chief executive officer ("CEO") and chief financial officer ("CFO") regarding cybersecurity disclosures in public filings. The CISO also notifies the Audit Committee chair of any material cybersecurity incident.

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

Board of Directors

The Corporate Risk Committee of our Board of Directors oversees our information technology systems, including information security, compliance and privacy. Additionally, the Audit Committee of our Board of Directors oversees adequacy and effectiveness of our controls and procedures, including those designed to assess, identify and manage material risks from cybersecurity threats and incidents. Further, at least bi-annually, our CIO and/or CISO report on cybersecurity matters to the Corporate Risk Committee, and updates are provided to our Board of Directors at regular board meetings. The CIO also provides updates annually or more frequently as appropriate to our Board of Directors. Our ERM team reports annually on the company's risks to our Board of Directors, which includes progress related to mitigation activities and risk conditions.

ITEM 2.    PROPERTIES

    We own or lease energy, agronomy, grain-handling and processing facilities and other real estate throughout the United States and internationally. Below is a summary of these locations by segment and related business, the majority of which are owned.

Description	Location(s)
Energy
Refineries	Laurel, Montana, and McPherson, Kansas
Propane terminals	9 locations in Colorado, Iowa, Minnesota, Missouri, North Dakota, Washington and Wisconsin
Transportation terminals/repair facilities	12 locations in Iowa, Kansas, Minnesota, Montana, North Dakota, South Dakota, Washington and Wisconsin
Petroleum and asphalt terminals/storage facilities	12 locations in Kansas, Montana, North Dakota and Wisconsin
Pipelines:
Cenex Pipeline, LLC	Laurel, Montana, to Fargo, North Dakota
Front Range Pipeline, LLC	Canadian border to Laurel, Montana
Jayhawk Pipeline, LLC	Throughout Kansas, with branches in Nebraska, Oklahoma and Texas
Conway Pipeline	McPherson, Kansas, to Conway, Kansas
Kaw Pipe Line Company	Locations throughout Kansas
Osage Pipe Line Company, LLC	Oklahoma to Kansas (50% owned by CHS)
Cenex Zip Trip® corporate headquarters	Spokane, Washington
Convenience stores/gas stations	39 locations in Colorado, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming
Lubricant plants/warehouses	2 locations in Inver Grove Heights, Minnesota, and Kenton, Ohio
Ag
Global Grain and Processing
Grain terminals	13 locations in the United States in Illinois, Iowa, Louisiana, Minnesota, Mississippi and Texas 5 locations in Brazil 3 locations in Europe in Hungary and Romania
Fertilizer terminal	Argentina
Grain marketing offices	2 locations in the United States in Minnesota and Nebraska
17 locations in Latin and South America in Mexico, Argentina, Brazil and Uruguay
8 locations in Europe in Bulgaria, Hungary, Italy, Romania, Serbia, Spain, Switzerland and Ukraine
4 locations in Asia in China, Singapore, South Korea and Taiwan
Oilseed processing facilities	Fairmont, Hallock and Mankato, Minnesota
Sunflower processing facilities	Fargo and Grandin, North Dakota
Storage and warehouse facility	Joliette, North Dakota
Ethanol plants	Annawan and Rochelle, Illinois
Ag Retail
Agri-operations facilities	Approximately 400 community locations in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin
Feed manufacturing facilities	9 locations in Iowa, Montana, North Dakota, Oregon and South Dakota
Wholesale Agronomy
Deepwater port	Galveston, Texas
Terminals	11 locations in Illinois, Iowa, Kentucky, Louisiana, Minnesota, South Dakota and Texas
Bulk chemical rail terminal facility	Brooten, Minnesota
Distribution warehouses	28 locations in Arkansas, Idaho, Illinois, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Washington and Wisconsin
Research and development center	Randolph, Minnesota

Description	Location(s)
Corporate and Other
Corporate headquarters	33-acre campus in Inver Grove Heights, Minnesota, consisting of a building with approximately 320,000 square feet of office space and two smaller buildings with approximately 13,400 and 9,000 square feet of space
Office facilities	Washington, District of Columbia, and Kansas City, Missouri

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As a cooperative, we do not have common stock that is traded or otherwise outstanding. We did not sell any equity securities during the three years ended August 31, 2025, that were not registered under the Securities Act of 1933.

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
•Fiscal 2025 Highlights
•Fiscal 2026 Outlook
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

Overview

    CHS Inc. is a diversified company that provides grain, food, agronomy and energy resources to businesses and consumers on a global scale. As a cooperative, we are owned by farmers, ranchers and member cooperatives across the United States. We also have preferred shareholders who own our five series of preferred stock, all of which are listed and traded on Nasdaq. We operate in the following three reportable segments:

•Energy. Produces and provides petroleum products primarily for wholesale distribution and transportation.
•Ag. Purchases and further processes or resells grain and oilseed originated by our ag retail and global grain and processing businesses, by our member cooperatives and by third parties. This segment also includes our renewable fuels business and serves as a wholesaler and retailer of agronomy products.
•Nitrogen Production. Produces and distributes nitrogen fertilizer. This segment consists of our equity method investment in CF Nitrogen and allocated expenses.

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

    Management's Focus. When evaluating our operating performance, management focuses on income before income taxes ("IBIT"). As a company that operates heavily in global commodities, there is significant unpredictability and volatility in pricing, costs and global trade volumes. Consequently, we focus on managing the margin we can earn and the resulting IBIT. We also focus on ensuring balance sheet strength through appropriate management of financial liquidity, leverage, capital allocation and cash flow optimization.

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

Fiscal 2025 Highlights

•Our Ag segment performed well, although down from strong results in the prior year. This was mainly due to softening grain and oilseed product margins, lower oilseed crush margins, declining commodity prices and global market conditions.
•Despite strong volumes, our Energy segment results declined significantly from the prior year. This was driven by decreased Western Canadian Select crude oil discounts, unfavorable crack spreads and expected lower sales of produced, higher-margin refined products as a result of our planned major maintenance at our McPherson, Kansas refinery in the third quarter of fiscal year 2025.
•Equity method investments continued to provide solid contributions to CHS income, including strong results from our investments in CF Nitrogen and Ventura Foods.

Fiscal 2026 Outlook

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2026. These factors include, among others, the ongoing war between Russia and Ukraine and further conflict in the Middle East, shifts in global trade flows for commodities, including global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products, potential changes in U.S. trade policy, increased or fluctuating tariffs, a changing interest rate environment, and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global supply and demand factors impacting energy and agricultural commodities to be unfavorable for us in fiscal 2026. Further, in light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of reduced margins for energy and agricultural commodities to persist in fiscal 2026. Refer to Item 1A of this Annual Report on Form 10-K for additional consideration these risks may have on our business operations and financial performance.

We will continue to execute our enterprise priorities for fiscal 2026, including maximizing our platforms through our integrated supply chains and capitalizing on domestic and global opportunities, as we navigate less favorable market conditions for energy and agricultural commodities.

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

	Years Ended August 31,
	2025	2024
Refinery throughput volumes*	(Barrels per day)
Heavy, high-sulfur crude oil	100,029	108,713
All other crude oil	61,776	69,137
Other feedstocks and blendstocks	13,032	11,574
Total refinery throughput volumes	174,837	189,424
Refined fuel yields
Gasolines	81,030	85,210
Distillates	76,297	84,739
*Lower refinery throughput volumes and refined fuel yields experienced during fiscal 2025 were primarily due to a planned shutdown to perform major maintenance at our McPherson, Kansas, refinery during the third quarter of fiscal 2025.

    We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs increasing by 24% and 29%, respectively, during fiscal 2025, compared to the prior year, which negatively impacted our earnings. Estimates of our RIN expenses are calculated using an average RIN price each month.

During the fourth quarter of fiscal 2025, we received notice from the EPA that our petitions seeking an extension of the small refinery exemption ("SRE") under the Renewable Fuels Standard for our Laurel, Montana, refinery were granted in full or in part for compliance years 2019 through 2024. This action by the EPA reduced our renewable volume obligation ("RVO") for production at our Laurel, Montana, refinery for those specific years and resulted in a benefit of approximately $90 million during the fourth quarter of fiscal year 2025. We may be eligible for exemptions for compliance years 2025 and beyond, but this is highly dependent on volumes of crude oil average throughput at that time and the EPA's evaluation of those potential future petitions. Further, we may incur future liabilities that partially or fully offset those benefits if the EPA reallocates the RVOs waived through the SRE process by increasing the blending requirements for larger refineries, including our McPherson, Kansas, refinery, in future years.

    In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Crack spreads and WCS crude oil discounts both decreased in fiscal 2025, compared to the prior year, contributing to significantly decreased IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment:

	Years Ended August 31,
	2025	2024
Market indicators
WTI crude oil (dollars per barrel)	$68.08	$79.41
WTI - WCS crude oil discount (dollars per barrel)	$11.57	$17.24
Group 3 2:1:1 crack spread (dollars per barrel)*	$19.91	$21.97
Group 3 5:3:2 crack spread (dollars per barrel)*	$19.12	$20.60
D6 ethanol RIN (dollars per RIN)	$0.8428	$0.6801
D4 biodiesel RIN (dollars per RIN)	$0.8823	$0.6829
*Group 3 refers to the oil refining and distribution system serving the Midwest markets from the Gulf Coast through the Plains states.

Ag

    Our Ag segment operations work together to facilitate the production, purchase, sale and eventual use of grain and other agricultural commodities within the United States and internationally. Profitability in our Ag segment is mostly driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices outside our control. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes that impacted our Ag segment for the years ended August 31, 2025 and 2024:

		Years Ended August 31,
	Market Source*	2025	2024
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.36	$4.37
Soybeans (dollars per bushel)	Chicago Board of Trade	$10.16	$11.88
Wheat (dollars per bushel)	Chicago Board of Trade	$5.40	$5.76
Urea (dollars per ton)	Green Markets NOLA	$368.95	$332.46
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$285.44	$238.84
Ethanol (dollars per gallon)	Chicago Platts	$1.70	$1.83

Volumes
Grain and oilseed (thousands of bushels)		2,433,258	2,382,219
North American grain and oilseed port throughput (thousands of bushels)		770,867	664,025
Wholesale crop nutrients (thousands of tons)		7,311	7,245
Ethanol (thousands of gallons)		565,835	711,451
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Consolidated Statements of Operations

	Years Ended August 31,
	2025		2024
	Dollars	% of Revenues*	Dollars	% of Revenues*
	(In thousands)		(In thousands)
Revenues	$35,462,608	100.0%	$39,261,229	100.0%
Cost of goods sold	34,325,794	96.8	37,509,902	95.5
Gross profit	1,136,814	3.2	1,751,327	4.5
Marketing, general and administrative expenses	1,046,059	2.9	1,166,969	3.0
Operating earnings	90,755	0.3	584,358	1.5
Interest expense	146,079	0.4	104,064	0.3
Other income	(100,431)	(0.3)	(137,630)	(0.4)
Equity income from investments	(569,665)	(1.6)	(479,863)	(1.2)
Income before income taxes	614,772	1.7	1,097,787	2.8
Income tax (benefit) expense	16,777	—	(4,872)	—
Net income	597,995	1.7	1,102,659	2.8
Net loss attributable to noncontrolling interests	78	—	340	—
Net income attributable to CHS Inc.	$597,917	1.7%	$1,102,319	2.8%
*Amounts less than 0.1% are shown as zero percent. Percentage subtotals may not sum due to rounding.

    The charts below detail revenues, net of intersegment revenues, and IBIT by segment for fiscal 2025. Our Nitrogen Production segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

(Loss) Income Before Income Taxes by Segment

Energy

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
(Loss) Income before income taxes	$(7,042)	$429,053	$(436,095)	(101.6)%

The following waterfall analysis and commentary presents the changes in our Energy segment IBIT for the year ended August 31, 2025, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Energy segment IBIT for fiscal 2025 reflects the following:
•Significantly lower WCS crude oil discounts and crack spreads compared to the prior fiscal year, due to less favorable global market conditions, including higher U.S. refinery capacity utilization and global production, as well as additional export opportunities for Canadian crude oil, contributed to a $308.1 million decrease of IBIT.
•     Decreased refined fuels production volumes contributed to a $88.5 million decrease in IBIT, primarily due to planned major maintenance at our McPherson refinery which reduced the sales mix of higher-margin, produced refined fuels products relative to lower-margin, purchased refined fuels products.
•The overall IBIT decrease was partially offset by an approximately $90 million favorable impact due to the small refinery exemption. During the fourth quarter of fiscal 2025, we received notice from the EPA that our petitions seeking an extension of the small refinery exemption under the Renewable Fuels Standard for our Laurel, Montana, refinery were granted in full or in part for compliance years 2019 through 2024. This action by the EPA reduced our renewable volume obligation for production at our Laurel, Montana, refinery for those specific years and resulted in a benefit during the fourth quarter of fiscal year 2025.
•    Higher costs for RINs, exclusive of the small refinery exemption, contributed to a $45.7 million decrease of IBIT.

Ag

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income taxes	$245,660	$342,677	$(97,017)	(28.3)%

    The following waterfall analysis and commentary presents the changes in our Ag segment IBIT for the year ended August 31, 2025, compared to the prior year:
*See commentary related to these changes in the marketing, general and administrative expenses, interest expense, other income and equity income from investments sections of this Results of Operations.

The change in Ag segment IBIT for fiscal 2025 reflects the following:
•Decreased margins for our grain and oilseed product category are primarily a result of unfavorable market conditions in North America, South America and Europe, costs associated with closing our Superior, Wisconsin, grain facility and the timing impact of mark-to-market adjustments, collectively contributed to a $118.8 million decrease in IBIT.
•Decreased margins for our oilseed processing product category, due to a higher global supply of soybean and canola meal and oil, resulted in lower crush margins compared to the prior fiscal year and contributed to a $105.3 million decrease in IBIT.

All Other Segments

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production IBIT*	$159,541	$151,235	$8,306	5.5%
Corporate and Other IBIT	$216,613	$174,822	$41,791	23.9%
*See Note 6, Investments, of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

    Our Nitrogen Production segment IBIT increased slightly from the prior fiscal year due to higher equity income primarily attributed to favorable market conditions associated with urea. Corporate and Other IBIT increased largely as a result of a gain on the sale of a business, recognized by our equity investment Ventura Foods, during the year ended August 31, 2025.

Revenues by Segment

Energy

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$7,635,033	$8,766,495	$(1,131,462)	(12.9)%

    The following waterfall analysis and commentary presents the changes in our Energy segment revenues for the year ended August 31, 2025, compared to the prior year:
The change in Energy segment revenues for fiscal 2025 reflects the following:
•Global market conditions contributed to decreased selling prices for refined fuels that resulted in a $1.1 billion decrease in revenues.

Ag

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$27,748,481	$30,416,859	$(2,668,378)	(8.8)%

    The following waterfall analysis and commentary presents the changes in our Ag segment revenues for the year ended August 31, 2025, compared to the prior year:
The change in Ag segment revenues for fiscal 2025 reflects the following:
•Decreased selling prices across most of our Ag segment product categories due to global market conditions were experienced during fiscal 2025, including:
◦$2.7 billion decrease for grain and oilseed;
◦     $453.5 million decrease for oilseed processing; and
◦     $111.3 million decrease associated with renewable fuels.
•Increased volumes were realized across most of our Ag segment product categories, including:
◦$590.7 million for wholesale and retail agronomy products as a result of more favorable weather conditions and strategic initiatives to grow the business and;
◦$446.7 million for grain and oilseed as a result of higher demand due to lower prices.
◦These increases were partially offset by decreased volumes of renewable fuels as a result of unfavorable global market conditions, which contributed to decreased revenues of $272.6 million.

All Other Segments*

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Other revenues	$79,094	$77,875	$1,219	1.6%
*Our Nitrogen Production reportable segment represents an equity method investment that records earnings and allocated expenses, but not revenues.

There were no significant changes to Corporate and Other revenues during fiscal 2025 compared to the prior year.

Cost of Goods Sold by Segment

Energy

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$7,339,336	$8,041,588	$(702,252)	(8.7)%

    The following waterfall analysis and commentary presents the changes in our Energy segment COGS for the year ended August 31, 2025, compared to the prior year:
The change in Energy segment COGS for fiscal 2025 reflects the following:
•Decreased costs for refined fuels, due to global market conditions, contributed to a $618.7 million decrease in COGS.
•COGS was further decreased by an approximately $90 million favorable impact due to the small refinery exemption. During the fourth quarter of fiscal 2025, we received notice from the EPA that our petitions seeking an extension of the small refinery exemption under the Renewable Fuels Standard for our Laurel, Montana, refinery were granted in full or in part for compliance years 2019 through 2024. This action by the EPA reduced our renewable volume obligation for production at our Laurel, Montana, refinery for those specific years and resulted in a benefit during the fourth quarter of fiscal year 2025.
•     The overall COGS decrease was partially offset by increased costs for propane of $36.9 million, which were a result of higher product volumes and hedging impacts.

Ag

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$26,985,759	$29,478,231	$(2,492,472)	(8.5)%

    The following waterfall analysis and commentary presents the changes in our Ag segment COGS for the year ended August 31, 2025, compared to the prior year:
The change in Ag segment COGS for fiscal 2025 reflects the following:
•Decreased costs across most of our Ag segment product categories due to global market conditions were experienced during fiscal 2025, including:
◦$2.5 billion decrease for grain and oilseed;
◦     $348.2 million decrease for oilseed processing; and
◦     $101.0 million decrease associated with renewable fuels.
•Increased volumes were realized across most of our Ag segment product categories, including:
◦$493.5 million for wholesale and retail agronomy products as a result of more favorable weather conditions and strategic initiatives to grow the business and;
◦$441.6 million for grain and oilseed as a result of higher demand due to lower prices.
◦These increases were partially offset by decreased volumes of renewable fuels as a result of unfavorable global market conditions, which contributed to decreased COGS of $258.3 million.

All Other Segments

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Nitrogen Production COGS	$1,673	$138	$1,535	1,112.3%
Corporate and Other COGS	$(974)	$(10,055)	$9,081	90.3%

    There were no significant changes on a dollar basis to COGS for our Nitrogen Production segment or Corporate and Other during fiscal 2025 compared to the prior year.

Marketing, General and Administrative Expenses

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$1,046,059	$1,166,969	$(120,910)	(10.4)%

    Marketing, general and administrative expenses decreased during fiscal 2025 primarily due to lower expenses for performance-based incentive compensation associated with our lower profitability during the current fiscal year.

Interest Expense

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$146,079	$104,064	$42,015	40.4%

    Interest expense increased during fiscal 2025, as a result of a higher short-term notes payable balance, along with higher weighted-average interest rates, compared to the prior fiscal year.

Other Income

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Other income	$100,431	$137,630	$(37,199)	(27.0)%

    Other income decreased during fiscal 2025 primarily due to decreased interest income as a result of a smaller cash balance compared to the prior fiscal year.

Equity Income from Investments

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$569,665	$479,863	$89,802	18.7%
*See Note 6, Investments, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information.

Equity income from investments increased during fiscal 2025 compared to the prior year, primarily due to a gain on the sale of a business recognized by our equity investment Ventura Foods.

Income Tax (Benefit) Expense

	Years Ended August 31,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income tax (benefit) expense	$16,777	$(4,872)	$21,649	(444.4)%

    Increased income tax expense during fiscal 2025 resulted primarily from lower research and development tax credits, a change in a state law and a fluctuation between taxable and nontaxable patronage income. Effective tax rates for the years ended August 31, 2025 and 2024, were 2.7% and (0.4)%, respectively. Federal and state statutory rates of 24.3% and 24.5% were applied to nonpatronage business activity for the years ended August 31, 2025 and 2024, respectively. Income taxes and effective tax rates vary each year based on profitability and nonpatronage business activity.

Comparison of Results of Operations for the Years Ended August 31, 2024 and 2023

    For a discussion of results of operations for fiscal 2024 compared to fiscal 2023, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2024, filed with the SEC on November 6, 2024.

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

	August 31,
	2025	2024
	(Dollars in thousands)
Cash and cash equivalents	$327,826	$794,865
Notes payable	1,152,457	306,831
Long-term debt including current maturities	1,835,833	2,161,460
Total equities	11,080,174	10,761,924
Working capital	2,803,865	3,307,969
Current ratio*	1.5	1.6
*Current ratio is defined as current assets divided by current liabilities.

Summary of Our Major Sources of Cash and Cash Equivalents

We fund our current operations primarily through our cash flows from operations and with short-term borrowings through our committed and uncommitted revolving credit facilities, including our securitization facility with certain unaffiliated financial institutions ("Securitization Facility"). We fund certain of our long-term capital needs, primarily those related to acquisitions of property, plant and equipment, with cash flows from operations, our revolving term loan facility and by issuing long-term debt. See Note 9, Notes Payable and Long-Term Debt, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K for additional information on our short-term borrowings and long-term debt, including tables with summarized long-term debt outstanding. We will continue to consider opportunities to further diversify and enhance our sources and amounts of liquidity.

Summary of Our Major Uses of Cash and Cash Equivalents

Annually, our Board of Directors approves our capital expenditure budget. Our fiscal 2026 capital expenditure priorities include maintaining our assets through repairs and maintenance; complying with environmental, health and safety requirements; enhancing information technology capabilities; improving productivity; and growth. Our refining business requires continued investment in our refining process to maintain its safety, operational reliability and profitability. In addition, our Board of Directors approved our cash patronage and equity redemptions to be paid in fiscal 2026, based on fiscal 2025 financial performance. The following is a summary of our primary expected cash requirements for fiscal 2026:

•Capital expenditures. We expect total capital expenditures for fiscal 2026 to be approximately $575.1 million, compared to capital expenditures of $728.6 million in fiscal 2025, as we continue to invest in capital expenditures projects to meet the evolving needs of our owners and customers and enhance value for the cooperative system during fiscal 2026.
•Major maintenance. We expect total major maintenance for fiscal 2026 to be approximately $53.3 million, compared to major maintenance of $271.4 million in fiscal 2025. Decreased major maintenance expectation for fiscal 2026 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our McPherson refinery during fiscal 2025.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of August 31, 2025. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2026.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2025 patronage-sourced earnings to be paid to our member-owners during fiscal 2026.
•Equity redemptions. Our Board of Directors authorized approximately $90.0 million of equity redemptions to be distributed in fiscal 2026 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. The Board of Directors will continue to periodically evaluate the level of equity redemption activity throughout fiscal 2026 with respect to the amounts it has authorized for redemption during the fiscal year.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond the next 12 months) operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all our debt covenants and restrictions as of August 31, 2025. Based on our current 2026 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our Consolidated Balance Sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Working capital as of August 31, 2025 and 2024, was as follows:

	2025	2024	Change
	(Dollars in thousands)
Current assets	$8,086,351	$8,708,783	$(622,432)
Less current liabilities	5,282,486	5,400,814	(118,328)
Working capital	$2,803,865	$3,307,969	$(504,104)

As of August 31, 2025, working capital decreased by $504.1 million compared with August 31, 2024. Current asset balance changes decreased working capital by $622.4 million, primarily driven by a lower cash balance due to a decline in cash provided by operations during fiscal year 2025. Current liabilities balance changes increased working capital by $118.3 million, primarily due to a decrease in dividends and equity payable for lower cash patronage and equity redemptions expected to be distributed during fiscal year 2026 compared to fiscal year 2025.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

Below is a summary of our estimated future contractual obligations as of August 31, 2025 that are expected to be paid within the next year (short-term) and thereafter (long-term).

	Payments Due by Period
	Short-Term	Long-Term	Total
	(Dollars in thousands)
Long-term debt	$80,778	$1,703,751	$1,784,529
Interest payments related to long-term debt (1)	91,232	656,054	747,286
Finance lease (2)	10,984	54,763	65,747
Operating lease (2)	75,886	190,573	266,459
Purchase obligations (3)	4,694,972	1,154,109	5,849,081
Total	$4,953,852	$3,759,250	$8,713,102
(1) Based on interest rates and long-term debt balances as of August 31, 2025.
(2) Finance and operating lease obligations are described in Note 19, Leases, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K. Operating and finance lease obligations reflected in this table include related interest expense.
(3) Purchase obligations are legally binding and enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement.

Cash Flows

	Years Ended August 31,
	2025	2024	Change
	(Dollars in thousands)
Net cash provided by operating activities	$635,787	$1,272,880	$(637,093)
Net cash used in investing activities	(880,595)	(1,431,588)	550,993
Net cash used in financing activities	(230,567)	(814,253)	583,686
Effect of exchange rate changes on cash and cash equivalents	773	2,236	(1,463)
Net decrease in cash and cash equivalents and restricted cash	$(474,602)	$(970,725)	$496,123

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $637.1 million decrease in cash provided by operating activities in fiscal 2025 primarily reflects decreased net income, as well as decreased cash provided by inventories during fiscal 2025.

The $551.0 million decrease in cash used in investing activities in fiscal 2025 reflects increased proceeds from the sale and maturity of investments and lower expenditures for property, plant and equipment during fiscal 2025 compared to fiscal 2024.

The $583.7 million decrease in cash used in financing activities in fiscal 2025 primarily reflects increased net proceeds from long-term debt and decreased cash outflows for patronage paid and equity redemptions during fiscal 2025 compared to fiscal 2024.

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

    We have other assets that we may be obligated to dismantle at the end of the corresponding lease terms subject to the lessor's discretion for which we have recorded an asset retirement obligation. Based on our estimates of the timing, cost and probability of removal, this obligation is not material.

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

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements, but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed-price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges, but may include over-the-counter derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.
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
Based on our net fair market value calculation as of August 31, 2025, a 10% adverse change in market prices would not materially affect our results of operations. While we use commodity futures and forward contracts as economic hedges of price risk, and our operations have effective economic hedging requirements as a general practice, we cannot ensure that these risk management activities will offset all financial impact resulting from an adverse change in market prices. Factors that could impact the effectiveness of our hedging activities include the accuracy of our forecasts, volatility of the commodity markets and availability of hedging instruments. Utilization of derivatives and hedging activities is described more fully in Note 15,

Derivative Financial Instruments and Hedging Activities, and Note 16, Fair Value Measurements, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

	Expected Maturity Date						Total	Fair Value Liability
	2026	2027	2028	2029	2030	Thereafter
	(Dollars in thousands)
Liabilities:
Variable rate miscellaneous short-term notes payable	$584,226	$—	$—	$—	$—	$—	$584,226	$584,226
Average interest rate	5.0%	—	—	—	—	—	5.0%	—
Variable rate CHS Capital short-term notes payable	$568,231	$—	$—	$—	$—	$—	$568,231	$568,231
Average interest rate	4.8%	—	—	—	—	—	4.8%	—
Fixed rate long-term debt	$80,778	$58,601	$190,150	$—	$150,000	$1,305,000	$1,784,529	$1,848,616
Average interest rate	4.8%	4.7%	4.0%	—	5.7%	5.2%	5.1%	—

Foreign Currency Risk

    We were exposed to risk regarding foreign currency fluctuations during fiscal 2025 and in prior years even though a substantial amount of our international sales were denominated in U.S. dollars. In addition to specific transactional exposure, foreign currency fluctuations can impact the ability of foreign buyers to purchase U.S. agricultural products and competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. From time to time, we enter into foreign currency hedge contracts to minimize the impact of currency fluctuations on our transactional exposures. The notional amount of our foreign exchange derivative contracts was $1.7 billion and $1.5 billion as of August 31, 2025 and 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements listed in Item 15(a)(1) of this Annual Report on Form 10-K are set forth beginning on page F-1. Financial statement schedules are included in Schedule II in Item 15(a)(2) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of August 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on management's assessment using this framework, management concluded that, as of August 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended August 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended August 31, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

    The table below provides certain information regarding each of our directors, as of August 31, 2025:

Name	Age	Director Region	Director Since
David Beckman	65	8	2018
Clinton J. Blew	48	8	2010
Hal Clemensen	65	4	2019
Scott Cordes	64	1	2017
Christopher Edgington	63	7	2024
Jon Erickson	65	3	2011
Mark Farrell	66	5	2016
Alan Holm	65	1	2013
Tracy Jones	62	5	2017
David Kayser	66	4	2006
Russell Kehl	50	6	2017
Anthony Rossman	53	1	2023
Daniel Schurr	60	7	2006
Trent Sherven	40	3	2024
Jerrad Stroh	55	8	2022
Kevin Throener	53	3	2019
Cortney Wagner	47	2	2020

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

In April 2025, the Board of Directors approved the formation of a Nominating Committee effective as of the date of the annual meeting of members, which is currently scheduled for December 5, 2025. Thereafter, the Nominating Committee will nominate one or two candidates for each seat up for election at the annual meeting, which may be in addition to any candidates nominated by petition or from the floor. The initial members of the Nominating Committee will be elected by members at the 2025 annual meeting of members, who will vote on the committee member candidates selected by the Board of Directors. Each member of the Nominating Committee must be a Class A individual member of CHS or a member of a cooperative association member and cannot be an employee of any CHS member cooperative or current CHS director or employee. Accordingly, except for the Board's selection of Nominating Committee member candidates, neither management nor the incumbent directors have any control over the nominating process for directors.

As described below under "Director Elections and Voting," to be eligible for service as a director, a nominee must, among other things, (i) be an active farmer or rancher, (ii) be a Class A individual member of CHS or a member of a cooperative association member and (iii) reside in the geographic region from which he or she is nominated. In general, our directors operate large commercial agricultural enterprises, which require expertise in all areas of management, including financial oversight. Nearly all directors also have experience serving on local cooperative association boards and all participate in a variety of agricultural and community organizations. Our directors complete a robust new director orientation and the National Association of Corporate Directors comprehensive Director Professionalism course and earn the Certificate of Director Education. In addition, our Board of Directors has adopted a Director Continuing Education Program, which encourages directors to participate in ongoing continuing education to further strengthen their knowledge and effectiveness. We provide learning opportunities during board meetings and other scheduled sessions, with prioritized topics of interest covered by management or outside experts. We also support directors in attending programs provided by third parties. We believe that each of our directors meets the aforementioned eligibility requirements and qualifications described under "Director Elections and Voting" to serve on the Board of Directors.

    David Beckman has been a member of the CHS Board of Directors since 2018. He is chair of the Audit Committee and a member of the Capital Committee. He is a former secretary of the Nebraska Cooperative Council and former board chair for Central Valley Ag Cooperative in York, Nebraska. He holds a bachelor's degree in agronomy from the University of Nebraska-Lincoln. Mr. Beckman's principal occupation has been farming for more than five years. In partnership with his family, he raises irrigated corn and soybeans and operates a custom hog-feeding operation in Nebraska.

    Clinton J. Blew, First Vice Chair, has been a member of the CHS Board of Directors since 2010. He serves on the Governance and Corporate Risk committees. Mr. Blew has also served as second vice chair of the Executive Committee of the Board. He is a former member of the board of directors of Mid Kansas Coop, Moundridge, Kansas, and is a member of the Arthur Capper Cooperative Center Advisory Council, CoBank board restructuring committee, Hutchinson Community College Ag Advisory Board, Kansas Livestock Association and Red Angus Association of America. He holds an applied science degree in farm and ranch management from Hutchinson (Kansas) Community College. Mr. Blew's principal occupation has been farming for more than five years, and he farms and ranches in a family partnership in Kansas.

Hal Clemensen has been a member of the CHS Board of Directors since 2019. He is chair of the Government Relations Committee and vice chair of the Capital Committee. He is a former member of the Agtegra Cooperative board and previously served as a director of the South Dakota Value Added Agriculture Development Center, South Dakota Soybean Association and Redfield Farmers Union Oil Company and has served on the Avera Rural Cancer Advisory Board. He holds a bachelor's degree in agricultural economics and agricultural business from South Dakota State University. Mr. Clemensen's principal occupation has been farming for more than five years. He and his wife raise corn, soybeans and wheat in South Dakota.

    Scott Cordes, Second Vice Chair, has been a member of the CHS Board of Directors since 2017. He is a member of the Corporate Risk and Governance committees. He serves as a director and past chair of Security State Bank of Wanamingo. Previously, he served as a director of Cooperative Network, the Minneapolis Grain Exchange and National Futures Association. He holds a bachelor's degree in agricultural economics from the University of Minnesota. Mr. Cordes' principal occupation has been farming for more than five years. Prior to his current occupation, he was a CHS employee from 1995 to 2016, serving as president of CHS Hedging, LLC, a commodities brokerage subsidiary of CHS from 2000 to 2016. He co-owns and operates a Minnesota corn and soybean farm.

Christopher Edgington has been a member of the CHS Board of Directors since 2024. He is a member of the Capital and Government Relations committees. He chairs Rural Development Partners and is former president of the National Corn Growers Association, former president of the Iowa Corn Promotion Board and former chair of Golden Oval Eggs. He holds a bachelor’s degree in animal science from Iowa State University and is a graduate of the Iowa Corn I-Lead program. Mr. Edgington’s principal occupation has been farming for more than five years. He and his family operate a multi-generational farm in Iowa, where they raise corn and soybeans and have a custom cattle-feeding enterprise.

    Jon Erickson has been a member of the CHS Board of Directors since 2011. He is a member of the Audit and Corporate Risk committees and previously served as second vice chair of the Executive Committee of the Board. He is an advisory board member for the Quentin Burdick Center for Cooperatives, a member of the Grand Farm board of directors, a board member of the State Historical Society of North Dakota Foundation, a council member of Rural Leadership North Dakota and a member of the North Dakota Farmers Union and North Dakota Stockmen's Association. He holds a bachelor's degree in agricultural economics from North Dakota State University. Mr. Erickson's principal occupation has been farming for more than five years. He raises grain and oilseed and operates a commercial Hereford-Angus cow-calf business in North Dakota.

    Mark Farrell has been a member of the CHS Board of Directors since 2016. He is vice chair of the CHS Foundation Board of Trustees and a member of the Governance Committee. Previously, he served as a director and president of the Premier Cooperative board and as a director of Mount Horeb Farmers Co-op and United Ethanol. He graduated from the University of Wisconsin-Madison Agricultural & Life Sciences Farm & Industry Short Course. Mr. Farrell's principal occupation has been farming for more than five years. He raises corn and soybeans in Wisconsin.

    Alan Holm, Assistant Secretary-Treasurer, has been a member of the CHS Board of Directors since 2013. Since 2021, he has been assistant secretary-treasurer of the Executive Committee of the Board. He is chair of the Capital Committee and vice chair of the Government Relations Committee. He also serves on the board for Citizens Bank of Minnesota and is former board chair of River Region Cooperative. He holds an associate degree in machine tool technology from Mankato (Minnesota) Technical College. Mr. Holm's principal occupation has been farming for more than five years. He raises corn, soybeans, sweet corn, peas and hay and owns and manages a cow-calf operation in Minnesota.

    Tracy Jones has been a member of the CHS Board of Directors since 2017. He is chair of the Governance Committee and a member of the Capital Committee. He has served on the DeKalb County Board and on the boards of CHS Elburn, the former Elburn Co-op, DeKalb County Farm Bureau, DeKalb Kane Cattlemen's Association and DeKalb County Corn Growers. He earned an associate degree in farm management from Kishwaukee College in Malta, Illinois. Mr. Jones' principal occupation has been farming for more than five years. He operates a fourth-generation Illinois family farm, that raises corn, soybeans and wheat and feeds cattle.

    David Kayser has been a member of the CHS Board of Directors since 2006. He serves as chair of the Corporate Risk Committee and is a member of the Governance Committee. Mr. Kayser is a previous director and chair of CHS Farmers Alliance and South Dakota Association of Cooperatives and former chair of the Mitchell (South Dakota) Technical College Foundation Board. Mr. Kayser's principal occupation has been farming for more than five years. He raises corn, soybeans and hay and operates a cow-calf and feeder-calf business in South Dakota.

Russell Kehl, Secretary-Treasurer, has been a member of the CHS Board of Directors since 2017. Since 2019, Mr. Kehl has served as secretary-treasurer of the Executive Committee of the Board. He is vice chair of the Governance Committee and a member of the Capital Committee. He previously was a director of CHS SunBasin Growers and vice chair of the Columbia Basin Seed Association. Mr. Kehl's primary occupation has been farming for more than five years. He and his family operate a Washington farm that produces crops, primarily potatoes and dry beans, and includes a cow-calf herd. His family also owns and operates dry bean processing facilities that serve international and domestic customers, a custom farming business and a trucking and logistics company.

    Anthony Rossman has been a member of the CHS Board of Directors since 2023. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. Mr. Rossman previously served as president of the CHS ag retail producer board based in Rochester, Minnesota. He is active in emerging technology and sustainability initiatives for production agriculture and is a member of state corn and soybean growers associations. He holds a bachelor's degree in animal science from North Dakota State University. Mr. Rossman's principal occupation has been farming for more than five years. He operates and manages a crop and livestock operation in Minnesota and manages genetic alliances in the beef industry.

Daniel Schurr, Chair, has been a member of the CHS Board of Directors since 2006. Since 2017, Mr. Schurr has served as chair of the Executive Committee of the Board. He serves on the Blackhawk Bank and Trust board and audit and loan committees and previously served on the Silos and Smokestacks National Heritage Area board. He holds a bachelor's degree in agricultural business with a minor in economics from Iowa State University. Mr. Schurr's principal occupation has been farming for more than five years. He raises corn and soybeans and operates a commercial trucking business in Iowa.

Trent Sherven has been a member of the CHS Board of Directors since 2024. He is a member of the Audit Committee and the CHS Foundation Board of Trustees. He is a former member of the CHS SunPrairie producer board. He earned a bachelor’s degree in math education from Minot State University and a master’s degree in educational leadership from Arizona State University. Mr. Sherven’s principal occupation has been farming for more than five years. He operates family farms in North Dakota, producing flax, peas and spring wheat.

Jerrad Stroh has been a member of the CHS Board of Directors since 2022. He is vice chair of the Audit Committee and a member of the Corporate Risk Committee. He serves on the board of Cooperative Producers, Inc., and has completed the Nebraska Cooperative Council Director Certification Program. He earned a bachelor’s degree in physics from Hastings College and a bachelor’s degree in mechanical engineering from Washington University. Mr. Stroh’s principal occupation has been farming for more than five years. He and his family raise corn and soybeans in Nebraska.

Kevin Throener has been a member of the CHS Board of Directors since 2019. He chairs the CHS Foundation Board of Trustees and is a member of the Audit Committee. He has served on the board of directors of CHS Dakota Plains and has been a member of Full Circle Ag, James Valley Ag and Agtegra cooperatives. He is an advisory board member for the Quentin Burdick Center for Cooperatives and a member of the North Dakota Stockmen's Association. He attended North Dakota State University, majoring in agricultural systems management. Mr. Throener's principal occupation has been farming for more than five years. He and his wife and family raise corn, soybeans, alfalfa and cattle and operate a beef backgrounding and finishing business in North Dakota.

Cortney Wagner has been a member of the CHS Board of Directors since 2020. She is vice chair of the Corporate Risk Committee and a member of the Government Relations Committee. She has served on the board of the Montana Council of Cooperatives. She holds a real estate license and previously worked in commercial investment and risk management. She earned an associate of arts degree from Williston State College and attended the University of North Dakota, majoring in business finance and psychology. Ms. Wagner's principal occupation has been farming for more than five years. She is a first-generation cattle and hay producer based in Montana.

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
The following positions on the Board of Directors will be up for election at the 2025 Annual Meeting of Members:

Region	Incumbent
Region 1 (Minnesota)	Al Holm
Region 3 (North Dakota)	Kevin Throener
Region 4 (South Dakota)	Hal Clemensen
Region 5 (Connecticut, Delaware, Illinois, Indiana, Kentucky, Ohio, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin)	Mark Farrell
Region 8 (Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas)	Jerrad Stroh

    Voting rights, including those in regard to director elections, arise by virtue of membership in CHS, not because of ownership of any equity or debt instruments; therefore, our preferred shareholders cannot recommend nominees to our Board of Directors nor vote in regard to director elections unless they are also Class A or Class C members of CHS.

EXECUTIVE OFFICERS

    The table below lists our executive officers as appointed by the CHS Board of Directors as of August 31, 2025:

Name	Age	Position
Jay Debertin	65	President and Chief Executive Officer
David Black	59	Executive Vice President, Enterprise Transformation, and Chief Information Officer
Richard Dusek	61	Executive Vice President, Ag Retail, Distribution and Transportation
John Griffith	56	Executive Vice President, Ag Business and CHS Hedging
Gary Halvorson	52	Executive Vice President, Enterprise Customer Development
Darin Hunhoff	55	Executive Vice President, Energy
Mary Kaul-Hottinger	61	Executive Vice President, Chief Human Resources Officer
Olivia Nelligan	50	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	45	Executive Vice President, General Counsel

    Jay Debertin has been president and chief executive officer ("CEO") of CHS since 2017. Mr. Debertin joined CHS in 1984 in the energy division and held a variety of positions in its energy marketing operations before being named vice president of crude oil supply in 1998. In 2001, his responsibilities expanded to include crude oil supply, refining, pipelines and terminals, trading and risk management, and transportation. From 2005 to 2010, Mr. Debertin was executive vice president and chief operating officer for processing at CHS. From 2010 to 2017, he served as executive vice president and chief operating officer of energy and foods, where he led energy, transportation and processing at CHS. Mr. Debertin serves as chair of the board for Ventura Foods, LLC, and also serves on the board of directors for the Federal Reserve Bank of Minneapolis, Securian Financial and the National Council of Farmer Cooperatives. He earned a bachelor's degree in economics from the University of North Dakota and a master of business administration degree from the University of Wisconsin-Madison.

David Black has been executive vice president, enterprise transformation, and chief information officer for CHS since December 2022. He is responsible for enterprise transformation, marketing, communications, innovation, facilities and CHS global information technology. Mr. Black leads enterprise transformation efforts, driving ongoing companywide efficiency and opportunities for profitable growth, as well as strategy, implementation, delivery and operation of information technology for all CHS businesses worldwide. He also oversees our owner and employee communications, advertising and public relations. Mr. Black serves on the boards of Ventura Foods and Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. He is former board chair of Ag Gateway, a nonprofit consortium of 300-plus businesses, which strives to promote, enable and expand e-business in agriculture. Mr. Black joined CHS in 2014 and previously worked at Monsanto Company, where he served as vice president, information technology, overseeing all aspects of information technology for its global commercial businesses. During his 20 years with Monsanto, he also served as vice president, corporate strategy, and president, Monsanto Agro-Services, LLC, and was responsible for new business development. Mr. Black earned a bachelor's degree in computer science from Tarkio College.

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

John Griffith has been executive vice president, ag business and CHS Hedging, since January 2021. He leads CHS trading and risk management for global grain, oilseeds, crop nutrients and crop protection. Mr. Griffith also serves as board chair for CHS Hedging, a commodities brokerage subsidiary of CHS, and represents CHS on the CF Nitrogen Board of Managers. He also serves on the board of Producer Ag, LLC, a grain marketing joint venture between CHS and MKC, and on the board of CHS/MKC, LLC. He previously chaired the North American Export Grain Association board and served on the Minneapolis Grain Exchange board of directors. Mr. Griffith worked for CHS early in his career as a grain merchandiser and rejoined CHS at a leadership level in January 2013. Since that time, he has held various leadership roles within global grain marketing, including senior vice president, CHS global grain marketing and CHS Hedging, and vice president, grain marketing North America. He earned a bachelor's degree from St. John's University and a master of business administration degree from Rockhurst University.

Gary Halvorson has been executive vice president, enterprise customer development, since December 2022. He is responsible for efforts across all product lines to deliver a focused and coordinated customer experience for owners and customers. Mr. Halvorson serves on the board of Cooperative Ventures, a venture capital fund joint venture between CHS and Growmark that focuses on innovative solutions and emerging technologies that positively impact farming. Mr. Halvorson has served on the National FFA Sponsors Board, the Agricultural Retailers Association board of directors and The Fertilizer Institute (TFI) board of directors. He joined CHS more than 20 years ago. Most recently, he led the CHS agronomy business. Prior to that, Mr. Halvorson held various leadership roles with CHS at locations in North Dakota before becoming general manager for CHS Ag Services in Warren, Minnesota. Mr. Halvorson also served as vice president of farm supply for the CHS ag retail business. He earned a bachelor's degree in business from Concordia University.

Darin Hunhoff has been executive vice president, energy, since May 2017. He leads CHS energy operations including refineries, pipelines and terminals, as well as refined fuels, propane and lubricants product lines. In addition, he oversees sustainability at CHS, which is focused on a long-term view on people, communities, economic viability and environmental success, as well as the CHS strategic sourcing function. Mr. Hunhoff serves on the board for Ventura Foods, LLC, and Together for Good, a nonprofit organization focused on stabilizing families in crisis. He previously served on the board of directors for Ardent Mills. He has also been chief strategy officer for CHS and spent several years in energy leadership roles, including time as senior vice president of refined fuels and vice president of propane. He joined CHS more than 30 years ago as a petroleum specialist. Mr. Hunhoff earned a bachelor's degree in marketing and business management from Southwest Minnesota State University.

Mary Kaul-Hottinger has been executive vice president, chief human resources officer, for CHS since January 2023, joining the organization in 2018. Ms. Kaul-Hottinger sets direction and strategy to help CHS achieve key priorities with a focus on helping the organization attract, develop and retain high-performing and diverse talent to drive business growth and the company’s strategies. She also has responsibility for the company’s community giving and employee volunteerism. Ms. Kaul-Hottinger has nearly four decades of experience in human resources. Before joining CHS, she served 11 years at Ecolab as vice president of human resources for Ecolab’s global businesses, where she and her team supported multiple business units with more than 30,000 employees in the Americas, Europe, the Middle East, Africa and Asia Pacific. Prior to joining Ecolab in 2007, she served in human resources leadership roles supporting operating divisions at General Mills and Pillsbury. She also held human resources roles at Securian Financial, formerly Minnesota Life. Ms. Kaul-Hottinger serves as board co-chair of Together We Grow, a consortium of major agribusiness and food interests building the workforce of tomorrow, and on the board of directors for the Greater Twin Cities United Way. She earned a bachelor’s degree in business administration from the University of St. Thomas.

Olivia Nelligan is executive vice president, chief financial officer and chief strategy officer for CHS, joining the organization in January 2020. She leads all finance and strategic planning activities across CHS, being a key advisor to the CEO and the CHS Board of Directors. Before joining CHS, Ms. Nelligan held executive positions in multiple organizations. Her past experience includes serving as chief executive officer of Nasco, LLC, a private equity-owned company. Ms. Nelligan spent more than a decade with Kerry Group plc, serving as global chief financial and strategic planning officer of its Taste and Nutrition division. Ms. Nelligan serves on the board of directors for Ardent Mills, a strategic joint venture of CHS and a leading flour milling and food ingredient manufacturer, and for Dana Incorporated, a leader in the design and manufacture of propulsion and energy-management solutions that power vehicles and machines in mobility markets across the globe. She holds a bachelor's degree in civil law and a higher diploma in business and financial information systems from University College Cork, Ireland, and a master of business administration degree from the University of Wisconsin-Madison. She is a fellow of Chartered Accountants Ireland and an associate member of the Institute of Taxation in Ireland.

    Brandon Smith has been executive vice president, general counsel for CHS since March 2021. He provides counsel to CHS leadership and the Board of Directors on company strategy, government affairs, corporate governance, corporate compliance, federal securities reporting and compliance, and disclosure and investor communications. In addition to overseeing the legal, compliance and government affairs departments, Mr. Smith oversees the CHS corporate security, internal audit, corporate environment, health and safety, and enterprise risk management functions. He previously worked at Tenneco Inc., a multinational industrial company based in Lake Forest, Illinois, for more than 12 years in various legal and leadership roles, most recently as senior vice president, general counsel and corporate secretary. Prior to joining Tenneco, Mr. Smith worked for the Kirkland & Ellis LLP law firm in Chicago, Illinois. He earned a juris doctor degree from Cornell Law School and a bachelor's degree in business management from Hiram College.

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

Based solely on a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to the fiscal year ended August 31, 2025, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during fiscal 2025.

CODE OF ETHICS

    We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC. This code of ethics applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. It is part of our broader CHS Code of Conduct, which is posted on our website, www.chsinc.com. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on our website. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the SEC.

AUDIT COMMITTEE MATTERS

    The Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. In fiscal 2025, the Audit Committee was comprised of Mr. Beckman (Chair), Mr. Stroh (Vice Chair), Mr. Erickson, Mr. Throener, Mr. Rossman, Mr. Sherven (from December 6, 2024, to present) and Mr. Fritel (from September 1, 2024, to December 5, 2024), each of whom was an independent director during service on the Audit Committee. The Audit Committee has oversight responsibility to our member-owners relating to our financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by us to any governmental or regulatory body, the systems of internal accounting and financial controls, the internal audit function and the annual independent audit of our financial statements. The Audit Committee assures that the corporate information gathering and reporting systems developed by management represent a good faith attempt to provide senior management and the Board of Directors with information regarding material acts, events and conditions within CHS. In addition, the Audit Committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm.

    We do not believe any member of the Audit Committee is an "audit committee financial expert" as defined in the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder. As a cooperative, members of our Board of Directors are nominated and elected by our members. To ensure geographic representation of our members, the Board of Directors represents eight regions in which our members are located. The voting members in each region nominate and elect the number of directors for that region as set forth in our bylaws. To be eligible for service as a director, a nominee must among other things, (i) be an active farmer or rancher, (ii) be a Class A individual member of CHS or member of a cooperative association and (iii) reside in the geographic region from which he or she is nominated. Neither management nor the incumbent directors have any control over the nominating process for directors. Because of the nomination procedure and the election process, we cannot ensure that an elected director serving on our Audit Committee will be an audit committee financial expert. However, many of our directors, including all Audit Committee members, are financially sophisticated and have experience or background in which they have had significant financial management or oversight responsibilities. The current Audit Committee includes directors who have served as presidents or chairs of local cooperative association boards. Members of the Board of Directors, including the Audit Committee, also operate large commercial enterprises requiring expertise in all areas of management, including financial oversight.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Overview

    This Compensation Discussion and Analysis describes the material elements of compensation awarded to each of the following executive officers ("Named Executive Officers") during the year ended August 31, 2025:

Name	Position
Jay Debertin	President and Chief Executive Officer
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer
Brandon Smith	Executive Vice President, General Counsel
Darin Hunhoff	Executive Vice President, Energy
John Griffith	Executive Vice President, Ag Business and CHS Hedging

    CHS creates connections to empower agriculture for our producer and member cooperative owners and the communities in which we and our owners live and operate. Our executive compensation program is intentionally aligned with both operational objectives and long-term business strategy. The following discussion and analysis outlines the objectives and principles underlying our executive compensation and benefit programs and explains the compensation decisions impacting the CEO and other Named Executive Officers in fiscal 2025.

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
•Emphasize a culture of performance and accountability by linking executive performance goals to business strategy and differentiating rewards based on company and individual performance; and
•Ensure compliance with government mandates and regulations.

Our overall compensation philosophy and practices are grounded in our commitment to fair and equitable pay. This includes a regular review of employee compensation as well as compensation practices.

Governance of Executive Compensation

     The Governance Committee and the Executive Committee of our Board of Directors have engaged a third-party consultant, Pay Governance LLC ("Pay Governance"), to advise on the executive compensation program applicable to our executives, including our Named Executive Officers.

The Executive Committee oversees the design and administration of the CEO's compensation. Pay Governance provides guidance to the Executive Committee regarding market-competitive levels of base pay, short-term incentive, long-term incentive and the overall compensation package for our CEO. The data and analysis are shared with the Executive Committee, who consider these elements as part of the CEO pay review. The Executive Committee recommends to our Board of Directors pay actions relative to our CEO and approves annual and long-term incentive awards for our CEO based on individual performance and company performance against the preestablished financial goals. The Board of Directors makes final decisions regarding our CEO's base pay, short-term incentive pay and long-term incentive pay, as well as allocation of these components. There are no formal policies for allocation between long-term and short-term compensation other than the intention to be competitive with the external market for comparable positions and to be consistent with our compensation philosophy and objectives. Our CEO is not involved with selection of the third-party consultant and does not participate in or observe Executive Committee meetings that concern CEO compensation matters.

The Governance Committee assists the Board of Directors in fulfilling its responsibilities regarding matters that relate to governing the organization, including reviewing and making recommendations to the Board with respect to establishment, material modification to, or amendment of incentive, bonus or other similar compensation plans in which Named Executive Officers are eligible participants. Annually, the Governance Committee recommends incentive plan goals applicable to the Named Executive Officers under the incentive compensation plans to which they and other employees are eligible. The Board of Directors makes final decisions regarding these incentive plan goals.

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

Components of Executive Compensation and Benefits

    Our executive compensation and benefit program consists of five components.

Pay Component	Description	Objective
Base Pay	Competitive salary considering market benchmarks and internal pay structure and relative to individual skills, experience, knowledge and contributions	Provide the fixed element of compensation for the core duties, scope and level of responsibilities of the job
Short-Term Incentive	Short-term performance-based variable pay incentive for achieving predetermined annual financial and individual performance goals	Provide a direct link between pay and annual performance, including company financial performance, achievement of business goals, individual goals and CHS capabilities
Long-Term Incentive	Long-term performance-based variable pay incentive for achieving predetermined three-year Return on Invested Capital ("ROIC") goals	Provide a direct link between executive pay and long-term business performance to align management and member-owner interests, while driving executive retention
Profit Sharing	Performance-based annual award for achieving predetermined enterprise-level financial goals	Reward employees for company profitability
Benefits	Medical, dental, vision, life insurance, short-term disability and long-term disability, qualified and non-qualified retirement plans, and other benefits	Provide competitive total rewards program to attract and retain executives

Market Competitiveness of Executive Compensation

Each component is designed to be competitive with the external market. In determining competitive compensation levels, we analyze independent compensation survey information, including comparable industries, markets, revenues and companies that compete with us for executive talent. In fiscal 2025, information from the following sources was considered:

•Willis Towers Watson General Industry Executive (U.S.)
•Willis Towers Watson Custom Peer Comparator Group Executive (U.S.; includes the portion of the 17 peer companies that elected to participate in the survey)
•US Mercer Benchmark Database/Total Remuneration Survey (Executive)
•Radford/Aon Global Compensation Database (Executive)

The survey and database data include a range of competitive pay levels, including median market rates for base salary, short-term incentive, total cash compensation, long-term incentive and total direct compensation. Companies included in the surveys and databases vary by industry, revenue and number of employees and represent both public and private ownership, as well as nonprofit, government and mutual organizations.

In determining competitive compensation levels for the CEO, various factors were considered including market data from surveys and publicly available proxy compensation data from a specific comparator group of peer companies. The comparator group consists of 17 public companies in the agriculture, energy, food and transportation industries. Our Board annually reviews the peer group comparator companies and adjusts as needed to ensure the comparator group represents a reasonable external perspective for pay benchmarking. After a thorough review and consultation with Pay Governance, the Board determined the peer group continues to be appropriate for executive compensation benchmarking and approved the same comparator group for 2025:

2025 Comparator Group
ADM	C.H. Robinson	HF Sinclair Corporation	Marathon Petroleum	Valero Energy
Bayer	Conagra Brands	Hormel Foods	Mosaic
Bunge	Corteva	Ingredion Incorporated	Nutrien
CF Industries	General Mills	Kinder Morgan	Phillips 66

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

    For the Named Executive Officers excluding the CEO in 2025, target total compensation was, on average, aligned to the desired competitive range around the market median. Actual total cash compensation, on average, was below market median due to actual earned short-term incentive awards achieved just above threshold and significantly below target. Actual total direct compensation was above market median, on average, due to high performance in the long-term incentive awards for the fiscal 2023-2025 performance period.

For the CEO in 2025, target total cash compensation and target total direct compensation were aligned to the desired competitive range. From an actual pay perspective, company financial performance in fiscal 2025 was below target, resulting in actual total cash compensation below market median. Actual total direct compensation was near market median due to high performance in the long-term incentive awards for the three-year performance period ended in fiscal 2025.

Target Pay Mix

    The objectives of our executive compensation program require a suitable mix of base pay, short-term incentive and long-term incentive that will engage the executive officers to achieve both short-term results as well as strategic results that benefit our member-owners' interests over the long term while maintaining alignment with the competitive talent market.

The charts below illustrate the target pay mix of base salary, short-term incentive target pay and long-term incentive target pay based on the 2025 Grants of Plan-Based Awards values (see the Summary Compensation Table) for our CEO and the other Named Executive Officers as a group. The CEO has a proportionately higher target award opportunity for the long-term incentive resulting in target total compensation that is weighted more toward long-term business performance, which aligns with our overall executive compensation objectives and market practices.

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

    Salaries for our Named Executive Officers are reviewed on an annual basis or at the time of significant changes in scope and level of responsibilities. Changes in salaries are determined through review of competitive market data, as well as individual performance and contribution, internal equity and other factors. Changes are not governed by preestablished weighting factors. Our CEO is responsible for the annual salary review process for the other Named Executive Officers. The Board of Directors Executive Committee is responsible for the annual salary review process for our CEO.

Due to increasingly challenging conditions in our primary markets and market benchmarking indicating the Named Executive Officers are within our desired competitive range for base salary, the Board decided not to make any changes to the CEO’s base salary for fiscal 2025, and the CEO decided the same for the other Named Executive Officers.

Overview of Performance-Based Incentive Plans

    We operate our diversified global businesses to maximize value, in the near term and long term, for our member cooperatives, farmer-owners and customers. Our executive compensation program reflects this key objective by emphasizing performance-based incentive opportunities through the short-term and long-term incentive plans that are discussed in detail below, with awards earned commensurate with financial results. Actual payouts for the incentive cycles ended in fiscal 2025 reflect the team’s ability to manage costs, maintain a strong balance sheet, and capitalize on opportunities when markets were advantageous, while navigating through a challenging commodity downturn, which are, collectively, captured in our primary financial measure of ROIC.

Short-Term Incentive Pay

    Named Executive Officers participate in the same CHS Annual Variable Pay Plan ("Annual Variable Pay Plan" or "AVP") as other management and professional employees. Each Named Executive Officer was eligible to participate in the AVP for the entirety of fiscal 2025. Target AVP award levels are set with reference to various factors including internal equity and competitive market compensation levels and are intended to motivate our executives by providing short-term incentive awards for the achievement of annual goals. The target AVP award is 1.15x base salary for Named Executive Officers other than Mr. Debertin, who has a target AVP award of 1.5x base salary.

For fiscal 2025, the AVP incentive was weighted 70% on enterprise-level financial performance and 30% on individual performance, and participants could earn a payout ranging from 50% of target for performance at the threshold level to 200% of target for performance at or above the maximum level. For a Named Executive Officer to earn any portion of the award, including any payout based on individual performance, CHS must achieve at least the predetermined threshold level of ROIC performance.

•The financial performance component was based on preestablished ROIC goals at the enterprise level. The threshold, target and maximum ROIC goals approved by the Board of Directors for fiscal 2025 are set forth in the table below.
•The individual performance component was based on demonstration of CHS capabilities and achievement of specific goals relating to areas such as business profitability, execution of strategic initiatives and/or talent management. In conjunction with the annual performance review process for our CEO, the Board of Directors reviews the individual goals and, in turn, determines and approves this portion of the short-term incentive award based upon completion or partial completion of the previously specified goals and principal job accountabilities. Likewise, our CEO uses a similar process for determining individual performance for the other Named Executive Officers.

CHS financial performance goals and award opportunities under our fiscal 2025 AVP were as follows:

Performance Level	CHS ROIC Goal	Target Award Multiple
Maximum	8.0%	2.0x
Target	6.5%	1.0x
Threshold	5.7%	0.5x
Below threshold	<5.7%	0.0x

    ROIC is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

    ROIC is a measurement of how efficiently we use capital and the level of return on that capital. It is calculated by dividing adjusted net operating profit after tax by average funded debt plus beginning equity. We define adjusted net operating profit after tax as earnings before taxes excluding the impact of certain nonrecurring business events, plus net interest generated from investing and financing activities, and the result is multiplied by the effective tax rate. For purposes of the fiscal 2025 AVP, we defined funded debt as the sum of the average of beginning and end of year long-term debt, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2024 and 2025, respectively, and the total beginning of year equity as of July 31, 2024, respectively. Further, for purposes of the fiscal 2025 AVP, we excluded the impacts of a location exit and a severance accrual as nonrecurring events.

    ROIC results for fiscal 2025 were 5.7%, resulting in award payouts at 0.5x target for the financial performance component. Although adjusted net operating profit after tax decreased in fiscal 2025 from the strong results in the previous year due to the commodity cycle downturn, profitability was elevated compared to similar historical down cycles. The less favorable market conditions negatively impacted refining margins in our Energy segment, oilseed crush margins and grain margins in our Ag segment. Mr. Debertin, the other Named Executive Officers, and our other CHS employees were able to consistently execute to meet the needs of our customers and member-owners, including record or near record volumes in a number of our product lines.

The CEO and each Named Executive Officer's individual performance was determined by the Board of Directors or the CEO, respectively, to have been successful against their individual goals; therefore, each Named Executive Officer achieved at least target payout for the 30% individual performance component. However, in light of the challenging operating environment that pressured financial results for fiscal 2025, the Board approved payouts with the individual performance component adjusted downward to yield overall achievement at threshold.

As a result, short-term incentive awards that were earned under the AVP for fiscal 2025 for the Named Executive Officers are as follows:

Name	Position	2025 AVP Payouts
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$1,506,965
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	531,680
Brandon Smith	Executive Vice President, General Counsel	491,087
Darin Hunhoff	Executive Vice President, Energy	476,160
John Griffith	Executive Vice President, Ag Business and CHS Hedging	460,290

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

    Like the AVP, target award levels for the ELTIP are set with regard to various factors including internal equity and market competitive considerations. The target ELTIP award is 1.25x base salary for Named Executive Officers other than Mr. Debertin. Mr. Debertin's target ELTIP award is 3.0x his base salary for performance periods beginning on or after September 1, 2021 (including the three-year ELTIP performance period ended in fiscal 2025) and increased to 5.0x his base salary for performance periods beginning on or after September 1, 2023.

Changes to ELTIP awards granted in fiscal 2025 and beyond

The Board approved changes to deferral, vesting, timing of grant and pro-ration provisions of the ELTIP to better align with competitive market practices, enhance plan agility and talent mobility, and reduce complexity, supporting a primary executive compensation program objective to attract and retain exceptional talent. The changes are summarized below:

Provision	For awards granted prior to fiscal 2025	For awards granted in fiscal 2025 and beyond
Deferral	Earned awards are contributed to the Deferred Compensation Plan after the end of each performance period.	Earned awards from the ELTIP are paid in cash unless the participant elects to defer all or a portion of the award.
Vesting	Awards vest over an additional 28-month period following the performance period end date.	No additional vesting is required after completion of the three-year performance period.
Timing of grant	Participant must be eligible pursuant to the terms of the plan for a minimum of six months of the three-year performance period and on the date the performance period ends.	Participant must be eligible pursuant to the terms of the plan on or before August 31 of the first year of the three-year performance period and on the date the performance period ends.
Pro-ration of awards	Award opportunity is pro-rated based upon full months of participation out of the three-year performance period.	Award opportunity is determined as of August 31 of the first year of the three-year performance period; any earned award is paid in full.

ELTIP awards granted before fiscal 2025

For the three-year ELTIP period ended in fiscal 2025, the ELTIP performance measure was ROIC. As stated above in the AVP section, ROIC is a measurement of how efficiently we use capital and the level of return on that capital. It is calculated by dividing the adjusted net operating profit after tax by average funded debt plus total equity at the beginning of the year. We define adjusted net operating profit after tax as earnings before taxes excluding the impact of certain nonrecurring business events, plus net interest generated from investing and financing activities, and the result is multiplied by the effective tax rate. For purposes of the fiscal 2023-2025 performance period, we define funded debt as the sum of the average of long-term debt at the beginning and end of the year, including the current portion thereof, plus any guarantees thereof, using balances as of July 31, 2022, 2023, 2024 and 2025, respectively, and the total beginning of year equity as of July 31, 2022, 2023 and 2024, respectively. Further, for purposes of calculating adjusted net operating profit for the fiscal 2023-2025 performance period, we excluded the impacts of a location exit and a severance accrual as nonrecurring events.

Award opportunities for the fiscal 2023-2025 ELTIP performance period are expressed as a multiple of a participant's average base salary as of August 31 for each of the three years in the performance period. We must meet a three-year period threshold level of ROIC performance for any participant to earn an award. As indicated in the table below, the threshold, target, maximum and superior maximum ROIC goals for the fiscal 2023-2025 performance period are as follows:

Performance Level	CHS Three-Year ROIC Goal	Target Award Multiple
Superior Maximum (1)	12.0%	4.0x (1)
Maximum	10.0%	2.0x
Target	8.5%	1.0x
Threshold	7.0%	0.5x
Below threshold	<7.0%	0.0x
(1) The Superior Maximum performance level and target award multiple do not apply to the CEO; his maximum award is capped at 2.0x target.

Business conditions in the agriculture and energy industries were favorable during the early years of the 2023-2025 performance period. Our ability to execute with strong operational performance in both the favorable and challenging environments resulted in ROIC of 16.4%, 9.5% and 5.7% in fiscal 2023, fiscal 2024 and fiscal 2025, respectively. Overall ROIC performance for the fiscal 2023-2025 performance period was 10.35%, resulting in above maximum performance level awards equal to approximately 2.35x the target for Named Executive Officers other than the CEO and a maximum performance level award equivalent to 2.0x the target for the CEO. ELTIP payments for the fiscal 2023-2025 ELTIP for the Named Executive Officers are as follows:

Name	Position	2023-2025 ELTIP Awards
		(Dollars)
Jay Debertin	President and Chief Executive Officer	$8,531,200
Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	2,003,461
Brandon Smith	Executive Vice President, General Counsel	1,835,568
Darin Hunhoff	Executive Vice President, Energy	1,828,989
John Griffith	Executive Vice President, Ag Business and CHS Hedging	1,809,577

    The fiscal 2025 award grant values associated with the fiscal 2025-2027 ELTIP performance period, which continue to measure three-year ROIC, are provided in the "2025 Grants of Plan-Based Awards" table.

Profit-Sharing

Each Named Executive Officer was eligible to participate in our Profit-Sharing Plan, which is also available to other employees. The purpose of the Profit-Sharing Plan is to reward employees for our profitability. Annual profit-sharing contributions for executives are calculated as a percent of base pay and annual variable pay (total calendar year earnings) and are made to the CHS Inc. 401(k) Plan ("401(k) Plan") account and CHS Inc. Deferred Compensation Plan ("Deferred Compensation Plan") account of each Named Executive Officer. The profit-sharing amount varies in relation to CHS ROIC performance. The fiscal 2025 Profit-Sharing Plan ROIC goals and contribution as a percent of total earnings are displayed in the following table:

Performance Level	CHS ROIC Goal	Profit-Sharing Award
Maximum	8.0%	5%
	7.3%	4%
Target	6.5%	3%
	6.1%	2%
Threshold	5.7%	1%

ROIC results for fiscal 2025 were 5.7%. Accordingly, each Named Executive Officer earned a 1% Profit-Sharing award.

Retirement Benefits

    We provide the following retirement and deferral programs to Named Executive Officers:

•CHS Inc. Pension Plan
•CHS Inc. 401(k) Plan
•CHS Inc. Supplemental Executive Retirement Plan
•CHS Inc. Deferred Compensation Plan

CHS Inc. Pension Plan

    The CHS Inc. Pension Plan ("Pension Plan") is a tax-qualified defined benefit pension plan. All Named Executive Officers participate in the Pension Plan. A Named Executive Officer is fully vested in the Pension Plan after three years of vesting service. The Pension Plan provides for a lump sum payment of the Named Executive Officer's account balance (or, alternatively, for a monthly annuity for the Named Executive Officer's lifetime if elected by the Named Executive Officer). The normal form of benefit for a single Named Executive Officer is a life annuity, and for a married Named Executive Officer, the normal form of benefit is a 50% joint and survivor annuity. Other annuity forms are also available on an actuarial equivalent basis. Compensation and benefits are governed by limits imposed by the Internal Revenue Code.

    A Named Executive Officer's benefit under the Pension Plan depends on pay credits to his or her account, which are based on the Named Executive Officer's total salary and annual variable pay for each year of employment, date of hire, age at date of hire, length of service, and investment credits, which are computed using the interest crediting rate and the Named Executive Officer's account balance at the beginning of the plan year.

The amount of pay credits added to a Named Executive Officer's account each year is a percentage of the Named Executive Officer’s eligible compensation, primarily consisting of base salary and annual variable. The pay credits percentage received is determined on a yearly basis, based on the years of benefit service completed as of December 31 of each year. A Named Executive Officer receives one year of benefit service for every calendar year of employment in which the Named Executive Officer completed at least 1,000 hours of service.

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

Investment Credits

    We credit a Named Executive Officer's account at the end of the calendar year with an investment credit based on the balance at the beginning of the year. The investment credit is based on the average return for one-year Treasury bills for the four-month period from August 1 through November 30 of the prior year. For fiscal 2025, the minimum interest rate under the Pension Plan was 4.65%, and the maximum was 10%.

CHS Inc. 401(k) Plan

    The 401(k) Plan is a tax-qualified, defined contribution retirement plan. The Named Executive Officers are eligible to participate in the 401(k) Plan on the same basis as other eligible employees. Participants may contribute between 1% and 50% of their pay on a pretax and/or Roth basis. We match 100% of the first 1% and 50% of the next 5% of pay contributed each year (maximum 3.5%). Our Board of Directors may elect to reduce or eliminate matching contributions for any year or any portion thereof.

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

    Certain Named Executive Officers may have accumulated nonqualified plan balances or benefits that have been carried over from predecessor companies as a result of past mergers and acquisitions. Benefits from the SERP are primarily funded in a rabbi trust, with a balance as of August 31, 2025, of $39.2 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

The DCP allows eligible Named Executive Officers to voluntarily defer receipt of up to 75% of their base salary and up to 100% of their annual variable pay. The election must occur prior to the beginning of the calendar year in which the compensation will be paid. During the year ended August 31, 2025, all Named Executive Officers were eligible to participate in the DCP. Mr. Debertin and Ms. Nelligan participated in the elective portion of the DCP.

    Benefits from the DCP are primarily funded in a rabbi trust, with a balance as of August 31, 2025, of $176.1 million. Benefits from the plan do not qualify for special tax treatment under the Internal Revenue Code.

Health and Welfare Benefits

    The Named Executive Officers are eligible to participate in benefits under our comprehensive health and welfare program on the same basis as other eligible full-time employees. The health and welfare program includes benefits such as medical, dental, vision, life insurance, short-term disability, spending accounts, travel accident and identity theft protection. Like nonexecutive full-time employees, participation in some of these benefit plans varies based on each Named Executive Officer's annual benefit elections.

Additional Benefits
    Additional benefits such as executive long-term disability, executive physical examinations, limited financial and tax planning assistance and identity theft protection and cybersecurity services are also available to our Named Executive Officers. Named Executive Officers’ spouses are also entitled to executive physical examinations, for which we only pay the $1,500 per person participation fee. In addition, commencing in fiscal 2025 with consideration to rising threats of personal security for corporate executives, we began covering certain physical security costs for our CEO. These additional benefits are provided as part of an overall executive rewards package that strives to be competitive and retain executive talent. More details can be found in the "All Other Compensation" section of the Summary Compensation Table.

Incentive Compensation Recovery Policy

    The Incentive Compensation Recovery Policy ("Recovery Policy") effective as of December 1, 2023, complies with listing rule 5608 by Nasdaq and reflects what we believe are best practices. Specifically, the Recovery Policy applies to our current and former directors, employees and employees who are or were identified by us as an "officer," which for purposes of the Recovery Policy includes any person that performs policymaking functions for CHS or any subsidiary of CHS ("Recovery Party").
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

Detrimental Conduct Policy

The Detrimental Conduct Policy effective as of December 1, 2023, applies to current and former officers and employees of CHS and its affiliated companies (each a "Covered Person").

    The Detrimental Conduct Policy also provides that, in the event our Board of Directors determines in good faith that a Covered Person has engaged in detrimental conduct, we may, (i) require the Covered Person to reimburse or forfeit all or a portion of the Covered Person's incentive compensation with such forfeited amounts to be determined by our Board of Directors, (ii) conduct disciplinary action up to and including termination and (iii) report such Covered Person to applicable governmental authorities for possible criminal prosecution. For purposes of the Detrimental Conduct Policy, detrimental conduct includes:
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
•Commission of any felony or gross misconduct in the performance of duties that results in economic harm to us;
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
•Knowingly encouraging or directing others to violate any CHS policies prohibiting discrimination and harassment (whether sexual or otherwise); and
•Failing to cooperate with CHS in the investigation of any potential violations of the Code of Conduct or other applicable policies.

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

Pursuant to the terms of the amended Employment Agreement Mr. Debertin is entitled to, among other things:

•Annual base salary of $1,150,000, which has subsequently been increased by our Board of Directors to $1,450,000 and which is subject to further increase by our Board of Directors from time to time;
•Target annual incentive compensation opportunity of 1.5x his annual base salary with a maximum opportunity equal to twice the target opportunity, based on achievement of performance goals set by our Board of Directors;
•Target ELTIP award opportunity of 3x his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold opportunity equal to one-half of the target opportunity and a maximum opportunity equal to twice the target opportunity. Prior to the execution of Employment Agreement Amendment No. 2, the Employment Agreement provided Mr. Debertin with a target long-term incentive compensation award opportunity of 1.5x his average annual base salary over each three-year performance period applicable to that award opportunity with a maximum opportunity equal to three and one-third times his target award opportunity; and
•Welfare benefit continuation for two years following the termination of his employment, if Mr. Debertin chooses to retire from the Company on or after August 31, 2025.

Pursuant to an amendment in November 2023, in order to, among other things, recognize his outstanding performance and long tenure and to further emphasize performance-based incentive award opportunities that can be earned for long-term strategy execution as reflected in our results relative to goals set at the start of the multi-year performance period, we agreed to provide Mr. Debertin the following for ELTIP awards for the 2024-2026 performance period (and any ELTIP performance period thereafter):

•Target ELTIP award opportunity of 5x his average annual base salary over each three-year performance period applicable to that award opportunity, with a threshold ELTIP award opportunity equal to one-half of the target ELTIP award opportunity and a maximum ELTIP award opportunity equal to twice the target ELTIP award opportunity; and
•If Mr. Debertin's employment ends due to death or permanent disability (as defined in our ELTIP) or if he is employed for at least six months of such a performance period and his employment ends due to retirement approved (such approval not to be unreasonably withheld) by our Board of Directors, then upon completion and certification of performance results for such performance period, he will be eligible for a vested full grant participation in the applicable ELTIP award with the payout factor calculated at the same time as other participants.

The Employment Agreement and the compensation payable thereunder is subject to the Recovery Policy and the Detrimental Conduct Policy, each of which is described above.

    The severance pay and benefits to which Mr. Debertin would be entitled under the Employment Agreement if we terminated his employment without cause or if he terminated his employment for "good reason" are described below under "Post Employment."

Ms. Nelligan

Ms. Nelligan's compensation is set forth in a letter agreement we entered into with her on January 7, 2020 (the "Nelligan Letter Agreement"). The Nelligan Letter Agreement provides that Ms. Nelligan's target award for purposes of the Annual Variable Pay Plan will be no less than 1.15x her annual base salary on August 31 of each year. The Nelligan Letter Agreement and the compensation payable thereunder is subject to the Recovery Policy and the Detrimental Conduct Policy, each of which is described above.

The severance pay and benefits to which Ms. Nelligan would be entitled under the Nelligan Letter Agreement if we terminated her employment without cause or if she terminated her employment for "good reason" are described below under "Post Employment."

Mr. Smith

Mr. Smith's compensation is set forth in a letter agreement we entered into with him on January 1, 2021 (the "Smith Letter Agreement"). The Smith Letter Agreement provides Mr. Smith with an initial annual base salary of $570,000 and a hiring bonus in the gross amount of $1,500,000 ("Hiring Bonus"). The Smith Letter Agreement provides for the payment of the Hiring Bonus in three installments of $400,000 paid in previous years and a final installment of $300,000 paid in 2024.

The Smith Letter Agreement provides that Mr. Smith's target award for purposes of the Annual Variable Pay Plan will be no less than 1.15x his annual base salary on August 31 of each year. The Smith Letter Agreement provides that Mr. Smith's initial target award for purposes of the ELTIP will be equal to 1.15x the average of his annual base salary on August 31 of each year in the applicable three-year performance period, and that any award he receives under the ELTIP will be prorated by the number of full months (credited to September 1, 2020) he is eligible for participation in the ELTIP during the respective three-year performance period.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Nonequity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4-10)	Total
		(Dollars)
Jay Debertin President and Chief Executive Officer	2025	$1,450,000	$—	$10,038,165	$1,283,605	$570,196	$13,341,966
	2024	1,428,900	—	12,607,328	1,255,762	483,074	15,775,064
	2023	1,348,088	—	10,685,281	1,109,326	458,759	13,601,454
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	2025	693,000	—	2,535,141	142,660	211,051	3,581,852
	2024	684,750	—	4,824,992	212,287	205,169	5,927,198
	2023	640,000	—	4,324,000	146,672	177,920	5,288,592
Brandon Smith Executive Vice President, General Counsel	2025	631,971	—	2,326,655	115,672	207,557	3,281,855
	2024	626,628	300,000	4,481,183	190,030	181,590	5,779,431
	2023	602,767	400,000	4,114,852	138,124	176,677	5,432,420
Darin Hunhoff Executive Vice President, Energy	2025	628,712	—	2,305,149	233,157	199,720	3,366,738
	2024	624,134	—	4,451,829	477,198	192,954	5,746,115
	2023	603,730	—	4,124,032	228,585	176,585	5,132,932
John Griffith Executive Vice President, Ag Business and CHS Hedging	2025	624,000	—	2,269,867	259,824	195,416	3,349,107
	2024	618,000	—	4,340,478	364,125	183,925	5,506,528
	2023	581,667	—	3,902,332	230,942	169,553	4,884,494

(1) Includes hiring bonus payments to Mr. Smith of $400,000 in 2023 and $300,000 in 2024.

(2) Amounts include annual variable pay awards and long-term incentive awards.

The actual annual variable pay award value was as follows in fiscal 2025, 2024 and 2023, respectively: Mr. Debertin, $1,506,965, $4,350,000 and $4,096,800; Ms. Nelligan, $531,680, $1,569,992 and $1,518,000; Mr. Smith, $491,087, $1,431,731 and $1,404,380; Mr. Hunhoff, $476,160, $1,402,657 and $1,403,920; and Mr. Griffith, $460,290, $1,392,144 and $1,380,000.

The actual long-term incentive award value was as follows in fiscal 2025, 2024 and 2023, respectively: Mr. Debertin, $8,531,200, $8,257,328 and $6,588,481; Ms. Nelligan, $2,003,461, $3,255,000 and $2,806,000; Mr. Smith, $1,835,568, $3,049,452 and $2,710,472; Mr. Hunhoff, $1,828,989, $3,049,172 and $2,720,112; and Mr. Griffith, $1,809,577, $2,948,334 and $2,522,332.

(3) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the Named Executive Officer's benefit under his or her retirement program and nonqualified earnings, if applicable.

The aggregate change in the actuarial present value was as follows in fiscal 2025, 2024 and 2023, respectively: Mr. Debertin, $1,283,605, $1,255,762 and $973,758; Ms. Nelligan, $142,660, $212,287 and $135,559; Mr. Smith, $115,672, $190,030 and $129,192; Mr. Hunhoff, $233,157, $477,198 and $210,620; and Mr. Griffith, $259,824, $364,125 and $228,368.

Above-market earnings on deferred compensation represent earnings exceeding 120% of the Federal Reserve long-term rate as determined by the Internal Revenue Service ("IRS") on applicable funds and were as follows in fiscal 2025, 2024 and 2023, respectively: Mr. Debertin, $0, $0 and $135,568; Ms. Nelligan, $0, $0 and $11,113; Mr. Smith, $0, $0 and $8,932; Mr. Hunhoff, $0, $0 and $17,965; and Mr. Griffith, $0, $0 and $2,574.

(4) Includes fiscal 2025 employer contributions to the Deferred Compensation Plan: Mr. Debertin, $474,025; Ms. Nelligan, $173,379; Mr. Smith, $156,440, Mr. Hunhoff, $153,691; and Mr. Griffith, $152,397.

(5) Includes fiscal 2025 employer contribution to the 401(k) Plan: Mr. Debertin, $19,121; Ms. Nelligan, $20,308; Mr. Smith, $19,225; Mr. Hunhoff, $19,150; and Mr. Griffith, $18,065.

(6) For fiscal 2025 includes $47,485 in expenses paid to enhance the security of his primary residence; also includes executive LTD, travel accident insurance, executive physical, reimbursement of participation fee for spouse executive physical, financial planning, companion travel and cybersecurity benefit for Mr. Debertin.

(7) For fiscal 2025 includes executive LTD, travel accident insurance, wellness program incentive and cybersecurity benefit for Ms. Nelligan.

(8) For fiscal 2025 includes executive LTD, travel accident insurance, financial planning, wellness program incentive and cybersecurity benefit for Mr. Smith.

(9) For fiscal 2025 includes executive LTD, travel accident insurance, executive physical, financial planning, wellness program incentive, companion travel, and cybersecurity benefit for Mr. Hunhoff.

(10) For fiscal 2025 includes executive LTD, travel accident insurance, executive physical, financial planning, wellness program incentive and cybersecurity benefit for Mr. Griffith.

2025 Grants of Plan-Based Awards

		Estimated Future Payouts Under Nonequity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target	Maximum
		(Dollars)
Jay Debertin President and Chief Executive Officer	9/5/2024 (1)	$1,087,500	$2,175,000	$4,350,000
	8/31/2025 (2)	3,625,000	7,250,000	14,500,000
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	9/5/2024 (3)	398,475	796,950	1,593,900
	8/31/2025 (4)	433,125	866,250	3,465,000
Brandon Smith Executive Vice President, General Counsel	9/5/2024 (3)	363,383	726,767	1,453,533
	8/31/2025 (4)	394,982	789,964	3,159,855
Darin Hunhoff Executive Vice President, Energy	9/5/2024 (3)	361,509	723,019	1,446,038
	8/31/2025 (4)	392,945	785,890	3,143,560
John Griffith Executive Vice President, Ag Business and CHS Hedging	9/5/2024 (3)	358,800	717,600	1,435,200
	8/31/2025 (4)	390,000	780,000	3,120,000

(1) Represents range of possible awards under our fiscal 2025 Annual Variable Pay Plan for Mr. Debertin based on target award opportunity at 1.5x base salary.

(2) Represents range of possible awards under our ELTIP for the fiscal 2025-2027 performance period for Mr. Debertin. Values for Mr. Debertin reflect the amendments to his long-term incentive compensation opportunity made pursuant to Employment Agreement Amendment No. 4, including ELTIP target award opportunity at 5.0x base salary.

(3) Represents range of possible awards under our fiscal 2025 Annual Variable Pay Plan for the other NEOs based on target award opportunity at 1.15x base salary.

(4) Represents range of possible awards under our ELTIP for the fiscal 2025-2027 performance period for the other NEOs. Values include ELTIP target award opportunity at 1.25x base salary.

The material terms of annual variable pay and long-term incentive awards that are disclosed in the above table are described under "Compensation Discussion and Analysis" above.

2025 Pension Benefits

Name and Principal Position	Plan Name	Years of Credited Service	Present Value of Accumulated Benefits
		(Years)	(Dollars)
Jay Debertin(1) President and Chief Executive Officer	Pension Plan	41.2500	$1,556,601
	SERP	41.2500	8,963,925
Olivia Nelligan Executive Vice President, Chief Financial Officer and Chief Strategy Officer	Pension Plan	5.5833	88,088
	SERP	5.5833	646,911
Brandon Smith Executive Vice President, General Counsel	Pension Plan	4.4167	68,422
	SERP	4.4167	507,234
Darin Hunhoff(2) Executive Vice President, Energy	Pension Plan	33.2500	909,508
	SERP	33.2500	2,065,749
John Griffith(2) Executive Vice President, Ag Business and CHS Hedging	Pension Plan	24.1667	454,289
	SERP	24.1667	1,251,287
(1) Mr. Debertin is eligible for normal retirement in both the Pension Plan and the SERP.
(2) Mr. Hunhoff and Mr. Griffith are eligible for early retirement in both the Pension Plan and the SERP.

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

The present value of accumulated benefits is determined in accordance with the same assumptions outlined in Note 13, Benefit Plans, of the notes to the consolidated financial statements that are included in this Annual Report on Form 10-K:

•A discount rate of 5.48% for the Pension Plan and 4.92% for the SERP;
•Each Named Executive Officer is assumed to retire at age 65. The early retirement benefit under the cash balance plan formula is equal to the participant’s account balance; and
•Payments under the cash balance formula of the Pension Plan assume a lump sum payment. SERP benefits are payable as a lump sum.

    All Named Executive Officers' retirement benefits at normal retirement age will be equal to their accumulated benefits under the Pension Plan and the SERP, as described under "Compensation Discussion and Analysis" above.

2025 Nonqualified Deferred Compensation

Name and Principal Position	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last Fiscal Year End (5)
	(Dollars)
Jay Debertin President and Chief Executive Officer	$2,271,667	$8,720,213	$3,853,838	$—	$59,270,801
Olivia Nelligan Executive Vice President, Chief Executive Officer and Chief Strategy Officer	219,450	3,421,209	1,533,860	—	14,881,158
Brandon Smith Executive Vice President, General Counsel	—	3,198,603	403,571	—	9,241,764
Darin Hunhoff Executive Vice President, Energy	—	3,195,626	2,033,483	—	21,523,020
John Griffith Executive Vice President, Ag Business and CHS Hedging	—	3,097,150	571,364	790,832	12,283,108
(1) Includes contributions into the Deferred Compensation Plan by the Named Executive Officers representing deferred salary and deferred annual incentive pay from September 1, 2024, through August 31, 2025. Deferred salary contributions were reported as fiscal 2025 compensation in the Summary Compensation Table, and deferred annual incentive pay was reported as fiscal 2024 compensation in the Summary Compensation Table.

(2) Includes contributions made by us into the Deferred Compensation Plan on behalf of Named Executive Officers representing retirement contributions for Profit-Sharing and 401(k) match on amounts exceeding IRS compensation limits (which were reported as fiscal 2025 compensation in the Summary Compensation Table) and ELTIP contributions (which were reported as fiscal 2024 compensation in the Summary Compensation Table) from September 1, 2024, through August 31, 2025.

(3) Includes aggregate earnings on Named Executive Officer Deferred Compensation Plan accounts from September 1, 2024, through August 31, 2025, which are not required to be reported as compensation in the Summary Compensation Table. Deferred Compensation Plan earnings are based on investment elections made by the Named Executive Officer from 13 market-based notional investments and a fixed rate fund. The investment returns for fiscal 2025 were as follows:

Fund Name	Investment Return
Vanguard Federal Money Market Fund	4.49%
Vanguard LifeStrategy Income Fund	5.87%
Vanguard LifeStrategy Conservative Growth Fund	8.50%
Vanguard LifeStrategy Moderate Growth Fund	10.96%
Vanguard LifeStrategy Growth Fund	13.50%
Vanguard International Value Fund	12.78%
PRIMECAP Fund Admiral	9.17%
International Growth Fund Admiral	14.29%
Institutional Index Fund Institutional Plus	15.85%
Extended Market Index Institutional	15.91%
Total International Stock Index Fund Institutional Shares	15.94%
Janus Henderson Triton Fund Class N	4.20%
American Century Small Cap Value Fund R6 Class	1.22%
Fixed Rate Fund	5.00%

(4) Includes payments of previously deferred amounts made in accordance with elections by the Named Executive Officer and in accordance with Section 409A under the Internal Revenue Code. Payments under the Deferred Compensation Plan may be made at a specified date elected by the Named Executive Officer or deferred until retirement, disability or death.

(5) Represents the aggregate balance of non-qualified deferred compensation as of August 31, 2025. Amounts vary by Named Executive Officer in accordance with individual pension plan provisions and voluntary employee deferrals and withdrawals over time. To the extent that an executive was an NEO for a reported year, these amounts, other than the portion attributable to earnings, were disclosed as compensation in the year of the NEO’s deferral or registrant’s contribution, as applicable.

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

Post Employment

    Pursuant to the terms of his Employment Agreement, Mr. Debertin, our President and CEO, is entitled to severance in the event that his employment is terminated by us without cause or by him with "good reason." Specifically, severance under the Employment Agreement would consist of:

•Annual incentive compensation Mr. Debertin would have been entitled to receive for the year in which his termination occurred as if he had continued until the end of that fiscal year, determined based on our actual performance for that fiscal year relative to the performance goals applicable to Mr. Debertin (with that portion of the annual incentive compensation based on completion or partial completion of previously specified personal goals equal to 30% of the target annual incentive), prorated for the number of days in the fiscal year through Mr. Debertin’s termination date and generally payable in a cash lump sum at the time that incentive awards are payable to other participants;
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

    During fiscal 2025, Mr. Hunhoff and Mr. Griffith were covered by a broad-based employee severance program that provides executives with a lump sum payment of 26 weeks of pay, plus one week of pay per year of service, with a 12-month cap, in the event their positions are eliminated. Also, according to the terms of the Annual Variable Pay Plan, Mr. Hunhoff and Mr. Griffith would receive prorated annual variable pay in the event their positions are eliminated.

The severance pay that the Named Executive Officers would have been entitled to in the specific events noted above, in each case, as of the last business day of fiscal 2025 is as follows:

Name	Position	Severance Pay Amount
		(Dollars)
Jay Debertin (1)(2)	President and Chief Executive Officer	$7,289,912
Olivia Nelligan (3)	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	1,489,950
Brandon Smith (3)	Executive Vice President, General Counsel	1,358,738
Darin Hunhoff (3)	Executive Vice President, Energy	1,327,550
John Griffith (3)	Executive Vice President, Ag Business and CHS Hedging	1,173,600

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

    No other severance benefits are offered to our Named Executive Officers, except up to 12 months of career transition services and government mandated benefits such as COBRA. Except as otherwise set forth above, the method of payment would be a lump sum. Named Executive Officers not covered by employment agreements are not offered special postretirement health and welfare benefits that are not offered to other similarly situated (i.e., age and service) salaried employees. The compensation payable to the Named Executive Officers is subject to the Recovery Policy and the Detrimental Conduct Policy, as applicable.

CEO Pay Ratio

    The following pay ratio and supporting information compares the annual total compensation of our CEO to our median employee, as required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated by the SEC. For fiscal 2025:

•The median employee's compensation, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, was $79,563. This calculation includes a reasonable assumption regarding the median employee's achievement of individual performance for a portion of the annual incentive award based on historical performance.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table set forth above, was $13,341,966.
•The ratio of the annual total compensation of our CEO to the median employee was 168:1.

Instruction 2 to Item 402(u) of Regulation S-K requires identification of a median employee only once every three years, provided that there were no changes to our employee population or employee compensation arrangement that we reasonably believe would significantly affect our pay ratio disclosure. Accordingly, we used the same median employee identified as of June 1, 2024, since we believe that there were no significant changes to our employee population or the employee compensation program that would significantly impact our fiscal 2025 pay ratio. Similarly, there were no significant changes to the median employee’s compensation arrangements during the fiscal year that would significantly impact the pay ratio disclosure. For more detail on how we identified the median employee, please refer to the pay ratio disclosure in our Form 10-K for fiscal year ended August 31, 2024.

In adopting the pay ratio rule, the SEC expressly sought to provide flexibility to each company to determine the methodology that best suits its own facts and circumstances. Our pay ratio should not be compared to other companies' pay ratios, because it is based on a methodology specific to us, and certain material assumptions, adjustments and estimates have been made in calculation of the ratio.

Director Compensation

Overview

    Our Board of Directors met seven times during the fiscal year ended August 31, 2025. Each director (other than the Board chair) is a member of two Board committees. At a minimum, each Board committee meets during each of the Board's five regular meetings.

Changes to director compensation beginning January 1, 2025

The Board engaged a third-party consultant, Pay Governance, to conduct a benchmarking study of our peers and advise on potential changes to our director compensation program. Based on the comprehensive analysis and recommendations, the Board approved the following changes to director compensation effective January 1, 2025:
•Increase annual retainer
•Increase per diem meeting fees
•Increase committee and board leadership premiums
•Replace director retirement contribution with performance-based compensation to eliminate the guaranteed threshold contribution amount and better align a portion of director compensation with the interests of member-owners and other CHS stakeholders and to provide CHS directors some directional pay similarities to stock-based awards granted to directors at public companies.

In addition to the changes described above, the Board approved elimination of health insurance and other benefits for directors and their dependents effective December 31, 2024. Elimination of benefits from the director compensation package better aligns to market practices. The annual retainer and other pay elements, as listed above, were increased to maintain a competitive total pay package.

For fiscal 2025, each non-employee director was provided compensation as follows:

Compensation component	September 1, 2024, through December 31, 2024	From January 1, 2025, forward
Annual retainer, paid in monthly payments	Equivalent to $98,500 per year, paid in 12 monthly installments of $8,208.33	Equivalent to $137,500 per year, paid in 12 monthly installments of $11,458.33
Additional annual compensation for board leadership, as applicable, paid in monthly payments
Paid monthly:
$24,000 annual for the chair,
$9,000 annual for the first vice chair and secretary-treasurer,
$9,000 annual for all Board committee chairs, and
$6,000 annual for members of the Executive Committee who are not eligible for other premiums

Paid monthly:
$30,000 annual for the chair,
$10,000 annual for the first vice chair and secretary-treasurer,
$10,000 annual for all Board committee chairs, and
$6,000 annual for members of the Executive Committee who are not eligible for other premiums

Per diem meeting fee, plus actual expenses and travel allowance for each day spent at meetings other than regular Board meetings and the CHS Annual Meeting	$500/day	$600/day
Meeting fee for conference calls or other short virtual meetings other than regular Board meetings	$250/partial day	$300/partial day
Participation in medical, dental and vision plans	Directors and their eligible dependents could participate at no cost to the director	Directors and their eligible dependents are no longer eligible to participate

The number of days spent at meetings other than regular Board meetings and the CHS Annual Meeting may not exceed 55 days annually for purposes of the per diem meeting fee, except the Board chair is exempt from this limit. There is no cap on meeting fees permitted for conference calls or other short virtual meetings.

For performance periods beginning with fiscal 2025 and beyond, the Board approved a new performance-based compensation plan for directors. This performance-based compensation plan replaces the director retirement contribution described below in the Director Deferred Compensation Plan section. The directors' performance-based compensation plan provides the opportunity for a director to receive compensation based on our three-year ROIC performance, with ROIC defined in the same manner as for the ELTIP. Driven by our unique cooperative structure, we believe that using the ROIC performance metric for this purpose aligns the interests of our directors with the interests of our management and member-owners. The ROIC performance goal levels are established and approved by our Board of Directors prior to each three-year performance period.

The amounts paid to our Board of Directors are subject to the Recovery Policy.

Director Retirement and Health Care Benefits

    Members of our Board of Directors were eligible for certain retirement and health care benefits through December 31, 2024, based on their election date.

Directors elected prior to September 1, 2011, participated in a defined benefit retirement plan that provides for a monthly benefit for the director's lifetime, beginning at age 60. Benefits are immediately vested, and the monthly benefit is determined according to the following formula: $250 times years of service on the Board (up to a maximum of 15 years). Under no event will the benefit payment be payable for less than 120 months. Payment is made to the retired director's beneficiary in the event of the director's death before 120 payments are made. Effective August 31, 2011, future accruals under the director retirement plan were frozen. Retirement benefits are funded by a rabbi trust, with a balance of $7.1 million as of August 31, 2025.

    Directors and their eligible dependents were eligible to participate in our medical, dental and vision plans through December 31, 2024. We paid 100% of the premium for each director and their eligible dependents while the director was actively serving on the Board. Directors who departed the Board before September 1, 2024, and prior to Medicare eligibility were eligible to continue participation in our medical plan, along with their eligible dependents, with premiums paid up to 100% by CHS depending on the director's years of service to the Board. Directors who were participating in CHS medical coverage as of September 1, 2024 and leave the Board before reaching age 65 with at least six years of service are eligible to receive a payment of $37,000 per year until the exiting director reaches age 65 or is deceased.

Director Deferred Compensation Plan

    Directors are eligible to participate in the Deferred Compensation Plan. Each participating director may elect to defer up to 100% of his or her monthly director fees into the Deferred Compensation Plan. This must be done prior to the beginning of the calendar year in which the fees will be earned, or in the case of newly elected directors, upon election to the Board. During fiscal 2025, the following directors deferred Board fees pursuant to the Deferred Compensation Plan: Mr. Beckman, Mr. Clemensen, Mr. Edgington, Mr. Fritel, Mr. Johnsrud, Mr. Kehl and Mr. Throener.

    In addition to any voluntary director deferrals, for performance periods beginning prior to fiscal 2025, the company may also credit a retirement contribution to each director's Deferred Compensation Plan. The fiscal 2025 credit to each director's retirement plan account was based on the following ROIC performance goals for the performance period spanning fiscal years 2023-2025:

Performance Level	Amount Credited*	CHS Three-Year ROIC Goal
Superior Maximum	$100,000	12.0%
Maximum	$50,000	10.0%
Target	$25,000	8.5%

*The amount credited for the fiscal 2023-2025 performance period was required to be mathematically interpolated when results occurred between the superior performance, maximum and target ROIC performance levels. If results had been less than the target ROIC performance level, the amount credited would have been $25,000.

Actual ROIC performance for the fiscal 2023-2025 performance period was 10.35% and, accordingly, $58,753 (approximately 2.35x target amount) was credited for fiscal 2025 to each director's retirement plan account under the Deferred Compensation Plan, except $39,168 was credited for newly elected directors Mr. Edgington and Mr. Sherven, and $8,333 was credited for former directors Mr. Fritel and Mr. Johnsrud. These amounts are reflected in the Director Compensation table.

Upon leaving our Board of Directors during fiscal 2025, a director's credit for that partial fiscal year is the target amount ($25,000) prorated through the end of the month in which the director departs. Directors who joined our Board of Directors during fiscal 2025 received credit for that partial fiscal year based on the actual ROIC performance for the performance period ending in fiscal 2025, prorated from the first of the month following the month in which the director joined our Board of Directors to the end of the fiscal year.

Benefits are funded in a rabbi trust. The Deferred Compensation Plan rabbi trust balance reported elsewhere in this Annual Report on Form 10-K includes amounts deferred by the directors.

2025 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
	(Dollars)
Alan Holm	$162,917	$—	$66,245	$229,162
Anthony Rossman	149,000	—	69,293	218,293
Chris Edgington	105,925	—	39,687	145,612
Clinton Blew	165,167	—	69,293	234,460
Cortney Wagner	139,400	—	59,397	198,797
Daniel Schurr	171,900	—	66,250	238,150
David Beckman	153,600	—	66,256	219,856
David Kayser	139,267	—	70,459	209,726
Hal Clemensen	152,167	—	66,314	218,481
Jerrad Stroh	152,650	—	69,814	222,464
Kevin Throener	157,567	—	69,408	226,975
Jon Erickson	147,350	—	66,452	213,802
Mark Farrell	136,800	—	60,342	197,142
Russell Kehl	156,867	—	68,685	225,552
Scott Cordes	148,750	—	59,536	208,286
Tracy Jones	145,567	—	67,098	212,665
Trent Sherven	120,675	—	39,811	160,486
Steve Fritel	40,083	—	32,251	72,334
David Johnsrud	37,833	—	9,007	46,840

(1) Of this amount, the following directors deferred the succeeding amounts to the Deferred Compensation Plan: Mr. Beckman, $12,000; Mr. Clemensen, $28,000; Mr. Edgington, $23,100; Mr. Fritel, $23,400; Mr. Johnsrud, $8,000; Mr. Kehl, $34,000; and Mr. Throener, $12,000.

(2) This column represents both changes in pension value and above-market earnings on deferred compensation. Change in pension value is the aggregate change in the actuarial present value of the director's benefit under their retirement program and nonqualified earnings, if applicable. The change in pension value will vary by director based on several factors, including age, service, pension benefit elected (lump sum or annuity), discount rate and mortality factor used to calculate the benefit due. Future accruals under the plan were frozen as of August 31, 2011, as stated above. The following directors had the following changes in pension values during fiscal 2025: Mr. Blew, $(291); Mr. Kayser, $(8,063); Mr. Schurr, $(4,651); and Mr. Fritel, $(12,051). Negative values are not reflected in the sum reported in this column.
Above-market earnings represent earnings exceeding 120% of the Federal Reserve long-term rate on applicable funds as determined by the IRS. No directors had above-market earnings during fiscal 2025.

(3) All other compensation includes health insurance premiums through December 31, 2024, travel accident insurance and related companion travel expenses for trips made with a director on CHS business. Total amounts vary primarily due to the variations in health insurance premiums, which are due to the number of dependents covered.

All other compensation also includes fiscal 2025 director retirement contributions to the Deferred Compensation Plan of $58,753 for each director, except for newly elected directors Mr. Edgington and Mr. Sherven, $39,168; and for former directors, Mr. Fritel and Mr. Johnsrud, $8,333.

All other compensation also includes director retirement payment of $15,500 for Mr. Fritel from the director defined benefit retirement plan (explained above for directors elected prior to September 1, 2011).

Compensation Committee Interlocks and Insider Participation

    Our Board of Directors does not have a compensation committee. The Executive Committee performs the equivalent functions of a compensation committee with respect to our CEO, and the Governance Committee performs the equivalent functions of a compensation committee, other than with respect to our CEO.

During fiscal 2025, the members of the Executive Committee were Messrs. Schurr (chair), Blew (first vice chair), Cordes (second vice chair), Holm and Kehl, and the members of the Governance Committee were Messrs. Jones (chair), Kehl (vice chair), Blew, Cordes, Farrell and Kayser. During fiscal 2025, no executive officer of CHS served on the compensation committee (or other board committee performing equivalent functions) or board of directors of any other entity that had any executive officer who also served on the Executive Committee, the Governance Committee or our Board of Directors. None of the directors who served as a member of the Executive Committee or Governance Committee during fiscal 2025 are, or have been, officers or employees of CHS, other than Mr. Cordes, who was an employee of CHS Hedging until 2016.

See Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for directors, including Messrs. Clemensen, Cordes, Edgington, Erickson, Fritel, Holm, Johnsrud, Jones, Kayser, Kehl, Rossman, Throener, Sherven and Schurr who were a party to related-person transactions.

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
Mark Farrell
David Kayser
Russell Kehl

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Beneficial ownership of our equity securities by each member of our Board of Directors, each of our Named Executive Officers and all members of our Board of Directors and executive officers as a group as of October 15, 2025, is shown below. Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

Title of Class
	8% Cumulative Redeemable Preferred Stock		Class B Cumulative Redeemable Preferred Stock
Name of Beneficial Owner	Amount of Beneficial Ownership	% of Class (1)	Amount of Beneficial Ownership	% of Class (2)
Directors:	(Shares)		(Shares)
David Beckman	—	*	—	*
Clinton J. Blew	—	*	—	*
Hal Clemensen	—	*	—	*
Scott Cordes (3)	—	*	14,850	*
Christopher Edgington	—	*	—	*
Jon Erickson	—	*	—	*
Mark Farrell	3,000	*	—	*
Alan Holm	—	*	—	*
Tracy Jones	—	*	—	*
David Kayser	—	*	630	*
Russell Kehl	—	*	—	*
Anthony Rossman	—	*	—	*
Daniel Schurr	—	*	—	*
Trent Sherven	—	*	—	*
Jerrad Stroh	—	*	—	*
Kevin Throener	—	*	—	*
Cortney Wagner	—	*	—	*
Named Executive Officers:
Jay Debertin (3)	1,200	*	—	*
John Griffith	—	*	—	*
Darin Hunhoff	676	*	—	*
Olivia Nelligan	—	*	—	*
Brandon Smith	—	*	—	*
All other executive officers	—	*	—	*
Directors and executive officers as a group	4,876	*	15,480	*
*Less than 1%.

(1) As of October 15, 2025, there were 12,272,003 shares of 8% Cumulative Redeemable Preferred Stock outstanding.

(2) As of October 15, 2025, there were 78,659,066 shares of Class B Cumulative Redeemable Preferred Stock outstanding with 21,459,066, 16,800,000, 19,700,000 and 20,700,000 attributed to Series 1, Series 2, Series 3 and Series 4, respectively.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Because our directors must be active patrons of CHS or of an affiliated association, transactions between us and our directors are customary and expected. Transactions include the sales of commodities to us and the purchases of products and services from us, as well as patronage refunds and equity redemptions received from us. During the year ended August 31, 2025, the value of those transactions between a particular director (and any immediate family member of a director, which includes any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person [other than a tenant or employee] sharing the household of such director) and us in which the total amount involved exceeded $120,000 is shown below.

	Transaction Type
Name	Transactions with CHS	Cash Patronage Dividends
	(Dollars)
Scott Cordes	$213,900	$2
Chris Edgington	2,508,062	8,239
Steve Fritel	299,172	519
David Johnsrud	2,474,385	28,027
Tracy Jones	3,467,123	23,527
David Kayser	829,630	10,813
Russell Kehl	15,452,990	42,328
Anthony Rossman	1,874,348	7,559
Kevin Throener	1,808,674	25,430
Trent Sherven	2,344,240	17,415

    Clemensen Farms, Inc., which is owned by our director Hal Clemensen, had crop input loans with CHS Capital ("Clemensen Loans”) during the year ended August 31, 2025. The Clemensen Loans have interest rates ranging from 0.0% per annum to 8.75% per annum, and mature in February 2026. The largest aggregate amount of principal outstanding under the Clemensen Loans during the year ended August 31, 2025 was $210,424, which was also the outstanding balance on August 31, 2025. During the year ended August 31, 2025, principal payments of $166,403 were made, all of which related to loans originated for the 2024 crop year. No interest payments were made during the year ended August 31, 2025.

Jones Farm Partnership, which is owned by our director Tracy Jones, had crop input loans with CHS Capital ("Jones Loans") during the year ended August 31, 2025. The Jones Loans have interest rates ranging from 1.9% per annum to 4.25% per annum, and mature in January 2026. The largest aggregate amount of principal outstanding under the Jones Loans during the year ended August 31, 2025 was $805,009, and the balance on August 31, 2025 was $721,530. During the year ended August 31, 2025, principal payments of $805,009 and interest payments of $20,163 were made, all of which related to loans originated for the 2024 crop year.

Our director David Kayser had a crop input loan with CHS Capital ("Kayser Loan") during the year ended August 31, 2025. The Kayser Loan has an interest rate of 1.9% per annum, and matures in January 2026. The largest aggregate amount of principal outstanding under the Kayser Loan during the year ended August 31, 2025 was $140,000, and the balance on August 31, 2025 was $100,000. During the year ended August 31, 2025, principal payments of $140,000 and interest payments of $2,179 were made, all of which related to loans originated for the 2024 crop year.

Kehl Farms, LLC, which is owned by our director Russell Kehl, had crop input loans with CHS Capital ("Kehl Loans") during the year ended August 31, 2025. The Kehl Loans have interest rates ranging from 1.9% per annum to of 10.7% per annum, and mature in March 2026. The largest aggregate amount of principal outstanding under the Kehl Loans during the year ended August 31, 2025 was $7,682,122, which was also the outstanding balance on August 31, 2025. During the year ended August 31, 2025, principal payments of $7,196,701 and interest payments of $439,802 were made, all of which related to loans originated for the 2024 crop year.

Our director Anthony Rossman had a crop input loan with CHS Capital (“Rossman Loan”) during the year ended August 31, 2025. The Rossman Loan has an interest rate of 1.9% per annum, and matures in January 2026. The largest aggregate amount of principal outstanding under the Rossman Loan during the year ended August 31, 2025 was $337,937, and the balance on August 31, 2025 was $316,922. During the year ended August 31, 2025, principal payments of $36,267 and interest payments of $2,265 were made, all of which related to loans originated for the 2024 and 2025 crop years.

Our director Kevin Throener had crop input loans with CHS Capital ("Throener Loans") during the year ended August 31, 2025. The Throener Loans have interest rates ranging from 1.9% per annum to 4.25% per annum, and mature in January 2026. The largest aggregate amount of principal outstanding under the Throener Loans during the year ended August 31, 2025 was $366,284, which was also the outstanding balance on August 31, 2025. During the year ended August 31, 2025, principal payments of $250,000 and interest payments of $2,077 were made, all of which related to loans originated for the 2024 crop year.

Our director Trent Sherven had a crop input loan with CHS Capital (“Sherven Loan”) during the year ended August 31, 2025. The Sherven Loan has an interest rate of 2.7% per annum, and matures in January 2026. The largest aggregate amount of principal outstanding under the Sherven Loan during the year ended August 31, 2025 was $165,359, and the balance on August 31, 2025, was $140,163. During the year ended August 31, 2025, principal payments of $165,359 and interest payments of $4,397 were made, all of which related to loans originated for the 2024 crop year.

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

Director Independence

    We are a Minnesota cooperative corporation managed by a Board of Directors made up of 17 members. Nomination and election of the directors is done by eight separate regions. In addition to meeting other requirements for directorship, candidates must reside in the region from which they are elected. Directors are elected for three-year terms. The terms of directors are staggered and no more than seven director positions are elected at an annual meeting of members. Nominations for director elections are made by the voting members at each regional caucus held during our annual meeting of members. Neither the Board of Directors nor management of CHS participates in the nomination process. Accordingly, for fiscal year 2025, we had no nominating committee. Please see Part III of Item 10 for further detail regarding our newly established Nominating Committee.

    The following directors satisfy the definition of director independence set forth in the rules of Nasdaq:

Independent Directors
David Beckman	Alan Holm	Trent Sherven
Clinton J. Blew	David Kayser	Jerrad Stroh
Hal Clemensen	Russell Kehl	Kevin Throener
Jon Erickson	Anthony Rossman	Cortney Wagner
Mark Farrell	Daniel Schurr

    Further, although we do not need to rely upon an exemption for the Board of Directors as a whole, we are exempt pursuant to Nasdaq rules from Nasdaq director independence requirements as they relate to the makeup of the Board of Directors as a whole and the makeup of the committee performing the functions of a compensation committee. Nasdaq exemption applies to cooperatives that are structured to comply with relevant state law and federal tax law and that do not have a publicly traded class of common stock. All of the members of our Audit Committee are independent. All members of our Governance Committee and Executive Committee (the committees of our Board of Directors that perform the equivalent functions of a compensation committee) are independent other than Mr. Cordes and Mr. Jones.

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

Board of Directors' Role in Risk Oversight

    It is senior management's responsibility to identify, assess and manage our exposures to risk. Our Board of Directors plays an important and significant role in overseeing the overall risk management approach, including the review and, where appropriate, approval of guidelines and policies that govern our risk management process. Our management and Board of Directors have jointly identified multiple broad categories of risk exposure, each of which could impact operations and affect results at an enterprise level. Each such significant enterprise level risk is reviewed periodically by management with the Board of Directors and/or a committee of the Board as appropriate. The review includes an analysis by management of the continued applicability of the risk, our performance in managing or mitigating the risk and possible additional or emerging risks to consider. As additional areas of risk are identified, our Board of Directors and/or a committee of the Board provide a review and oversight of management's actions to identify, assess and manage that risk. We continue to develop a formal enterprise risk management program intended to support integration of the risk assessment and management discipline and controls into major decision-making and business processes. The Corporate Risk Committee is involved in reviewing and approving the enterprise risk management framework and is responsible for overseeing its effectiveness on an ongoing basis. When appropriate, the Corporate Risk Committee meets jointly with the Audit Committee to discuss common financial or other risks across CHS that may have potential material impact to our financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered during the years ended August 31, 2025 and 2024:

	2025	2024
	(Dollars in thousands)
Audit fees (1)	$5,559	$5,370
Audit-related fees (2)	322	86
Tax fees (3)	38	544
All other fees (4)	2	2
Total	$5,921	$6,002
(1) Includes fees for audit of annual financial statements and reviews of the related quarterly financial statements and certain statutory audits.

(2) Includes fees for agreed-upon and audit procedures for regulatory filings, greenhouse gas limited assurance and internal control and system audit procedures.

(3) Includes fees related to tax compliance, tax advice and tax planning.

(4) Includes fees for the annual license fee for accounting and disclosure software.

    In accordance with the CHS Inc. Audit Committee Charter, as amended, our Audit Committee adopted the following policies and procedures for approval of engagement of an independent registered public accounting firm for audit, review or attest services and for preapproval of certain permissible nonaudit services, all to ensure auditor independence.

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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Annual Report on Form 10-K.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses*	Deductions: Write-offs, Net of Recoveries	Balance at End of Year
	(Dollars in thousands)
Allowances for doubtful accounts
2025	$79,809	$4,850	$(2,947)	$81,712
2024	76,627	8,359	(5,177)	79,809
2023	127,917	2,348	(53,638)	76,627

Valuation allowance for deferred tax assets
2025	$166,590	$47,387	$(8,340)	$205,637
2024	182,466	6,745	(22,621)	166,590
2023	189,685	9,705	(16,924)	182,466
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

10.2	CHS Inc. Supplemental Executive Retirement Plan (2024 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2024, filed November 6, 2024). (+)
10.3	CHS Inc. FY26 Annual Variable Pay Plan Master Plan Document. (*)(+)
10.4	CHS Inc. Executive Long-Term Incentive Plan Document (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2024, filed July 10, 2024). (+)
10.5	CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
10.5A	Amendment No. 1 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2011, filed November 14, 2011). (+)
10.5B	Amendment No. 2 to the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2012, filed November 7, 2012). (+)
10.6	Trust Under the CHS Inc. Nonemployee Director Retirement Plan. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2010, filed July 8, 2010). (+)
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

10.8	CHS Inc. Deferred Compensation Plan Master Plan Document (2024 Restatement). (Incorporated by reference to our Form 10-K for the year ended August 31, 2024, filed November 6, 2024). (+)
10.8A	First Amendment of CHS Inc. Deferred Compensation Plan (2024 Restatement). (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2025, filed July 9, 2025). (+)
10.9	Beneficiary Designation Form for the CHS Inc. Deferred Compensation Plan. (Incorporated by reference to our Form 10-K for the year ended August 31, 2009, filed November 10, 2009). (+)
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

10.26D
Twelfth Amendment and Restated Receivables Purchase Agreement, dated as of July 11, 2023, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer and as originator, CHS Capital, LLC, as an originator, each of the conduit purchasers, committed purchasers and purchaser agents set forth on the signature pages thereto and MUFG Bank Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ. Ltd., New York Branch, as administrative agent. (Incorporated by reference to our Form 10-Q for the quarterly report ended May 31, 2023, filed July 13, 2023). (^)

10.26E
Thirteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 29, 2023, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023). (^)

10.26F
Fourteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 28, 2024, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (Incorporated by reference to our Form 10-K for the year ended August 31, 2024, filed November 6, 2024). (^)

10.26G	Fifteenth Amendment and Restated Receivables Purchase Agreement, dated as of August 27, 2025, by and among Cofina Funding, LLC, as seller, CHS Inc., as servicer. (*)(^)
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
10.29
Master Framework Agreement, dated as of July 11, 2023 (the "Framework Agreement), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-Q for the quarterly report ended May 31, 2023, filed July 13, 2023). (^)

10.29A
Amendment No. 1 to Master Framework Agreement, dated as of July 8, 2024 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-Q for the quarterly period ended May 31, 2024, filed July 10, 2024).

10.29B
Amendment No. 2 to Master Framework Agreement, dated as of August 28, 2024 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (Incorporated by reference to our Form 10-K for the year ended August 31, 2024, filed November 6, 2024).

10.29C
Amendment No. 3 to Master Framework Agreement, dated as of August 27, 2025 (the "Framework Agreement"), by and among Coöperatieve Rabobank, U.A., New York Branch, a Dutch coöperatieve acting through its New York Branch, as buyer, CHS Inc. and CHS Capital, LLC, as sellers, and CHS Inc., as agent for the sellers. (*)(^)

10.30
1996 SIFMA Master Repurchase Agreement, dated as of September 4, 2018, between CHS Inc. and the buyer under the Framework Agreement, including Annex I thereto (and as amended thereby). (Incorporated by reference to our Form 10-K for the year ended August 31, 2018, filed December 3, 2018).

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

10.33	Letter Agreement, dated January 7, 2020, between CHS Inc. and Olivia Nelligan. (Incorporated by reference to our Current Report on Form 8-K, filed January 21, 2020). (+)
10.34	Letter Agreement, dated January 1, 2021, between CHS Inc. and Brandon Smith. (Incorporated by reference to our Form 10-K for the year ended August 31, 2022, filed November 2, 2022). (+)
19.1	Insider Trading Policy. (Incorporated by reference to our Form 10-K for the year ended August 31, 2023, filed November 8, 2023).
21.1	Subsidiaries of the Registrant. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)
24.1	Power of Attorney. (*)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
97.1	CHS Inc. Incentive Compensation Recovery Policy. (Incorporated by reference to our Form 10-K for the year ended August 31, 2024, filed November 6, 2024).
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	XBRL Taxonomy Extension Schema Document. (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (*)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(*) Filed herewith.

(**) Portions of Exhibits 2.1 and 10.17 have been omitted pursuant to a confidential treatment order under the Exchange Act.

(^) Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

(+) Indicates management contract or compensatory plan or arrangement.

(b) EXHIBITS

    The exhibits shown in Item 15(a)(3) of this Annual Report on Form 10-K are being filed herewith.

    (c) SCHEDULES

    None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2025.

CHS INC.

By:	/s/ Jay D. Debertin
Jay D. Debertin
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 5, 2025:

Signature	Title

/s/ Jay D. Debertin	President and Chief Executive Officer (principal executive officer)
Jay D. Debertin

/s/ Olivia Nelligan	Executive Vice President, Chief Financial Officer and Chief Strategy Officer (principal financial officer)
Olivia Nelligan

/s/ Daniel Lehmann	Senior Vice President Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Daniel Lehmann

*	Chair of the Board of Directors
Daniel Schurr

*	Director
David Beckman

*	Director
Clinton J. Blew

*	Director
Hal Clemensen

*	Director
Scott A. Cordes

*	Director
Christopher Edgington

*	Director
Jon Erickson

*	Director
Mark Farrell

*	Director
Alan Holm

*	Director
Tracy G. Jones

*	Director
David R. Kayser

*	Director
Russell A. Kehl

*	Director
Anthony Rossman

*	Director
Trent Sherven

*	Director
Jerrad Stroh

*	Director
Kevin Throener

*	Director
Cortney Wagner

*By	/s/ Jay D. Debertin
Jay D. Debertin Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CHS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CHS Inc. and its subsidiaries (the "Company") as of August 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equities and of cash flows for each of the three years in the period ended August 31, 2025, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2025, appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Grain and Oilseed Inventories and Grain and Oilseed Forward Commodity Purchase and Sales Contracts

As described in Notes 4, 15, and 16 to the consolidated financial statements, the Company's grain and oilseed inventories were $957.9 million as of August 31, 2025, and commodity derivatives in an asset and liability position were $130.5 million and $166.1 million, respectively, as of August 31, 2025, of which grain and oilseed make up the majority of forward commodity purchase and sales contracts. Management enters into various derivative instruments to manage the Company's exposure to movements primarily associated with agricultural and energy commodity prices. The net realizable value of grain and oilseed inventories and fair value of grain and oilseed forward commodity purchase and sales contracts are determined using inputs that are generally based on exchange traded prices and/or recent market bids and offers, including location-specific adjustments. Location-specific inputs are driven by local market supply and demand and are generally based on broker or dealer quotations or market transactions in either listed or over-the-counter markets.

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
November 5, 2025

We have served as the Company's auditor since 1998.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,
	2025	2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$327,826	$794,865
Receivables	3,686,585	3,549,917
Inventories	3,270,350	3,067,415
Other current assets	801,590	1,296,586
Total current assets	8,086,351	8,708,783
Investments	3,846,062	3,780,967
Property, plant and equipment	5,501,294	5,177,355
Other assets	1,430,142	1,047,970
Total assets	$18,863,849	$18,715,075
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,152,457	$306,831
Current portion of long-term debt	90,447	337,266
Accounts payable	2,717,648	2,697,290
Accrued expenses	695,965	783,945
Other current liabilities	625,969	1,275,482
Total current liabilities	5,282,486	5,400,814
Long-term debt	1,745,386	1,824,194
Other liabilities	755,803	728,143
Commitments and contingencies (Note 17)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	6,103,605	5,982,369
Accumulated other comprehensive loss	(306,372)	(296,542)
Capital reserves	3,015,424	2,805,526
Total CHS Inc. equities	11,076,695	10,755,391
Noncontrolling interests	3,479	6,533
Total equities	11,080,174	10,761,924
Total liabilities and equities	$18,863,849	$18,715,075

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2025	2024	2023
	(Dollars in thousands)
Revenues	$35,462,608	$39,261,229	$45,590,004
Cost of goods sold	34,325,794	37,509,902	43,213,739
Gross profit	1,136,814	1,751,327	2,376,265
Marketing, general and administrative expenses	1,046,059	1,166,969	1,032,765
Operating earnings	90,755	584,358	1,343,500
Interest expense	146,079	104,064	137,442
Other income	(100,431)	(137,630)	(112,131)
Equity income from investments	(569,665)	(479,863)	(689,590)
Income before income taxes	614,772	1,097,787	2,007,779
Income tax expense (benefit)	16,777	(4,872)	107,655
Net income	597,995	1,102,659	1,900,124
Net income (loss) attributable to noncontrolling interests	78	340	(314)
Net income attributable to CHS Inc.	$597,917	$1,102,319	$1,900,438

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$597,995	$1,102,659	$1,900,124
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefits	(3,605)	(22,048)	(5,285)
Cash flow hedges	986	(255)	(6,811)
Foreign currency translation adjustment	(7,211)	(8,844)	2,036
Other comprehensive loss, net of tax	(9,830)	(31,147)	(10,060)
Comprehensive income	588,165	1,071,512	1,890,064
Comprehensive income (loss) attributable to noncontrolling interests	78	340	(314)
Comprehensive income attributable to CHS Inc.	$588,087	$1,071,172	$1,890,378

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITIES

	Years Ended August 31, 2025, 2024 and 2023
	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2022	$3,587,131	$27,933	$1,776,172	$2,264,038	$(255,335)	$2,055,682	$5,645	$9,461,266
Reversal of prior year patronage and redemption estimates	(8,803)	—	(153,858)	—	—	1,162,661	—	1,000,000
Distribution of 2022 patronage refunds	516,415	—	154,548	—	—	(1,174,020)	—	(503,057)
Redemptions of equities	(482,662)	(331)	(12,797)	—	—	—	—	(495,790)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(1,821)	(44)	(518)	—	—	1,677	(720)	(1,426)
Net income (loss)	—	—	—	—	—	1,900,438	(314)	1,900,124
Other comprehensive loss, net of tax	—	—	—	—	(10,060)	—	—	(10,060)
Estimated 2023 patronage refunds	706,125	—	169,159	—	—	(1,240,284)	—	(365,000)
Estimated 2023 equity redemptions	(365,000)	—	—	—	—	—	—	(365,000)
Balances, August 31, 2023	3,951,385	27,558	1,932,706	2,264,038	(265,395)	2,537,486	4,611	10,452,389
Reversal of prior year patronage and redemption estimates	(341,125)	—	(169,159)	—	—	1,240,284	—	730,000
Distribution of 2023 patronage refunds	708,106	—	169,232	—	—	(1,243,350)	—	(366,012)
Redemptions of equities	(342,298)	(288)	(13,339)	—	—	—	—	(355,925)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	13	(9)	(106)	—	—	(2,852)	1,582	(1,372)
Net income	—	—	—	—	—	1,102,319	340	1,102,659
Other comprehensive loss, net of tax	—	—	—	—	(31,147)	—	—	(31,147)
Estimated 2024 patronage refunds	77,262	—	282,431	—	—	(659,693)	—	(300,000)
Estimated 2024 equity redemptions	(300,000)	—	—	—	—	—	—	(300,000)
Balances, August 31, 2024	3,753,343	27,261	2,201,765	2,264,038	(296,542)	2,805,526	6,533	10,761,924
Reversal of prior year patronage and redemption estimates	222,738	—	(282,431)	—	—	659,693	—	600,000
Distribution of 2024 patronage refunds	76,004	—	284,164	—	—	(660,526)	—	(300,358)
Redemptions of equities	(273,679)	(311)	(13,693)	—	—	—	—	(287,683)
Preferred stock dividends	—	—	—	—	—	(168,668)	—	(168,668)
Other, net	(379)	(62)	(249)	—	—	10,616	(3,132)	6,794
Net income	—	—	—	—	—	597,917	78	597,995
Other comprehensive loss, net of tax	—	—	—	—	(9,830)	—	—	(9,830)
Estimated 2025 patronage refunds	55,033	—	144,101	—	—	(229,134)	—	(30,000)
Estimated 2025 equity redemptions	(90,000)	—	—	—	—	—	—	(90,000)
Balances, August 31, 2025	$3,743,060	$26,888	$2,333,657	$2,264,038	$(306,372)	$3,015,424	$3,479	$11,080,174

The accompanying notes are an integral part of the consolidated financial statements.

CHS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$597,995	$1,102,659	$1,900,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	651,426	569,891	539,521
Equity income from investments, net of distributions received	(60,961)	64,332	(81,272)
Provision for current expected credit losses	6,136	5,631	(15,624)
Deferred taxes	(38,744)	(109,846)	(6,429)
Other, net	(55,668)	(35,427)	(44,246)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	6,999	(335,974)	645,781
Inventories	(53,184)	147,764	437,692
Accounts payable and accrued expenses	(276,114)	(213,788)	(127,399)
Other, net	(142,098)	77,638	36,034
Net cash provided by operating activities	635,787	1,272,880	3,284,182
Cash flows from investing activities:
Acquisition of property, plant and equipment	(728,575)	(808,763)	(564,522)
Proceeds from disposition of property, plant and equipment	34,438	15,819	29,645
Expenditures for major maintenance	(271,380)	(22,748)	(217,413)
Proceeds from sale and maturity of investments	513,305	—	—
Purchases of investments	—	(500,179)	—
Changes in CHS Capital notes receivable, net	(169,072)	(100,184)	(203,843)
Business acquisitions, net of cash acquired	(237,174)	—	—
Other investing activities, net	(22,137)	(15,533)	5,942
Net cash used in investing activities	(880,595)	(1,431,588)	(950,191)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	19,038,369	3,842,339	7,183,395
Payments on notes payable, long-term debt and finance lease obligations	(18,512,827)	(3,768,121)	(7,385,813)
Preferred stock dividends paid	(168,668)	(168,668)	(168,668)
Redemptions of equities	(287,683)	(355,925)	(495,790)
Cash patronage dividends paid	(300,358)	(366,012)	(503,057)
Other financing activities, net	600	2,134	(25,535)
Net cash used in financing activities	(230,567)	(814,253)	(1,395,468)
Effect of exchange rate changes on cash and cash equivalents	773	2,236	2,590
(Decrease) increase in cash and cash equivalents and restricted cash	(474,602)	(970,725)	941,113
Cash and cash equivalents and restricted cash at beginning of period	873,862	1,844,587	903,474
Cash and cash equivalents and restricted cash at end of period	$399,260	$873,862	$1,844,587
Supplemental cash flow information:
Cash paid for interest	$147,583	$100,542	$139,424
Cash paid for income taxes, net of refunds	77,070	129,065	184,444
Other significant noncash investing and financing transactions:
Capital expenditures and major maintenance incurred but not yet paid	$64,403	$54,807	$66,492
Finance lease obligations incurred	13,881	8,772	16,505
Accrual of patronage dividends and equity redemptions	120,000	600,000	730,000

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

Basis of Presentation

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of CHS, all our subsidiaries and limited liability companies in which we have control. The effects of all significant intercompany transactions have been eliminated.

The notes to our consolidated financial statements refer to our Energy, Ag, and Nitrogen Production reportable segments, as well as our Corporate and Other category, which represents an aggregation of individually immaterial operating segments and other business activities. The Nitrogen Production reportable segment consists of our investment in CF Industries Nitrogen, LLC ("CF Nitrogen"), and allocated expenses. See Note 14, Segment Reporting, for more information.

Use of Estimates

    Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis.

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

	August 31,
	2025	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$327,826	$794,865	$1,765,286
Restricted cash included in other current assets	71,434	78,997	79,301
Total cash and cash equivalents and restricted cash	$399,260	$873,862	$1,844,587

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. This ASU was effective for our annual period ended on August 31, 2025, and has been applied retrospectively to all periods presented. The adoption of this guidance did not have a material impact on our financial statements, although it did result in expanded reportable segment disclosures, which are included in Note 14, Segment Reporting.

Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project, and it is probable that the project will be completed and the software used as intended. This ASU is effective for our annual reporting for fiscal 2029 on either a prospective, retrospective or modified prospective transition method. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Disaggregation of Revenues

    The following table presents revenues recognized under ASC Topic 606, disaggregated by business, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the years ended August 31, 2025, 2024 and 2023. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470 and ASC Topic 842, Leases ("ASC Topic 842"), that fall outside the scope of ASC Topic 606.

	Year ended August 31, 2025
	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$6,928,880	$706,153	$—	$7,635,033
Ag	8,600,680	19,137,316	10,485	27,748,481
Corporate and Other	22,137	—	56,957	79,094
Total revenues	$15,551,697	$19,843,469	$67,442	$35,462,608

	Year ended August 31, 2024
	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$7,882,666	$883,829	$—	$8,766,495
Ag	8,833,872	21,571,954	11,033	30,416,859
Corporate and Other	24,649	—	53,226	77,875
Total revenues	$16,741,187	$22,455,783	$64,259	$39,261,229

	Year ended August 31, 2023
	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
	(Dollars in thousands)
Energy	$8,996,149	$1,100,764	$—	$10,096,913
Ag	9,808,664	25,606,485	10,055	35,425,204
Corporate and Other	26,001	—	41,886	67,887
Total revenues	$18,830,814	$26,707,249	$51,941	$45,590,004

    Less than 1% of revenues accounted for under ASC Topic 606 included within the table above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to the customer where the right to payment is not conditional on the passage of time. This results in recognition of an asset, as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Consolidated Balance Sheets and were $11.8 million and $34.7 million as of August 31, 2025 and 2024, respectively.

    Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $179.6 million and $248.8 million as of August 31, 2025 and 2024, respectively, are recorded within other current liabilities on our Consolidated Balance Sheets, and are recognized as revenues within the next respective fiscal year.

Note 3        Receivables

    Receivables as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Trade accounts receivable	$2,122,697	$2,232,203
CHS Capital short-term notes receivable	1,053,413	944,861
Other	592,187	452,662
Gross receivables	3,768,297	3,629,726
Less allowances and reserves	81,712	79,809
Total receivables	$3,686,585	$3,549,917

Trade Accounts Receivable

    Trade accounts receivable are recorded at net realizable value, which includes an allowance for expected credit losses in accordance with ASC Topic 326, Financial Instruments - Credit Losses ("ASC Topic 326"). The allowance for expected credit losses is based on our best estimate of expected credit losses in existing receivable balances and is determined using historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses. We have material receivables from related parties that are disclosed in Note 18, Related Party Transactions. No third-party customer accounted for more than 10% of the total receivables balance as of August 31, 2025 or 2024.

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

    Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Illinois, Minnesota, North Dakota, and Montana. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $123.8 million and $74.6 million as of August 31, 2025 and 2024, respectively. The long-term notes receivable are included in other assets on our Consolidated Balance Sheets. As of August 31,

2025 and 2024, commercial notes represented 24% and 18%, respectively, and producer notes represented 76% and 82%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2025, CHS Capital customers had additional available credit of $1.1 billion.

Allowance for Loan Losses

    CHS Capital maintains an allowance for loan losses that is an estimate of current expected losses inherent in the loans receivable portfolio. In accordance with ASC Topic 326, the allowance for loan losses is based on our current expectation for future losses, which takes into consideration historical loss experience, third-party industry forecasts, as well as other quantitative and qualitative factors addressing operational risks and industry trends. Additions to the allowance for loan losses are reflected within marketing, general and administrative expenses in the Consolidated Statements of Operations. The portion of loans receivable deemed uncollectible is charged off against the allowance for loan losses. Recoveries of previously charged off amounts increase the allowance for loan losses. No significant amounts of CHS Capital notes were past due as of August 31, 2025 or 2024, and the allowance for loan losses related to CHS Capital notes were not material as of either date.

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

Troubled Debt Restructurings

    Restructuring of a loan constitutes a troubled debt restructuring, or restructured loan, if the creditor, for economic reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would otherwise not consider. Concessions vary by program and borrower. Concessions may include interest rate reductions, term extensions, payment deferrals or acceptance of additional collateral in lieu of payments. In limited circumstances, principal may be forgiven. When a restructured loan constitutes a troubled debt restructuring, CHS includes these loans within its impaired loans. CHS Capital had no significant troubled debt restructurings during the years ended August 31, 2025, 2024 and 2023, and no third-party borrowers that accounted for more than 10% of the total CHS Capital notes receivable or total receivables as of August 31, 2025 or 2024.

Loan Participations

    For the years ended August 31, 2025 and 2024, CHS Capital sold $48.8 million and $47.9 million of notes receivable, respectively, to various counterparties under a master participation agreement. The sales resulted in removal of notes receivable from the Consolidated Balance Sheets. CHS Capital has no retained interests in the transferred notes receivable, other than collection and administrative services. Proceeds from sales of notes receivable have been included in investing activities in the Consolidated Statements of Cash Flows. Fees received related to servicing notes receivable are recorded in other income in the Consolidated Statements of Operations. We consider the fees received adequate compensation for services rendered and, accordingly, have recorded no servicing asset or liability.

Other Receivables

    Other receivables are comprised of certain other amounts recorded in the normal course of business, including receivables related to vendor rebates, value-added taxes, certain financing receivables and pre-crop financing, primarily to Brazilian farmers, to finance a portion of supplier production costs. We receive volume-based rebates from certain vendors during the year. These vendor rebates are accounted for in accordance with ASC 705, Cost of Sales and Services, based on the terms of the volume rebate program. For rebates that meet the definition of a binding arrangement and are both probable and estimable, we estimate the amount of the rebate we will receive and accrue it as a reduction of the cost of inventory and cost of goods sold over the period in which the rebate is earned. For pre-crop financing arrangements, we do not bear costs or operational risks associated with the related growing crops, although our ability to be paid depends on the crops being produced. The financing is collateralized by future crops, land and physical assets of the farmers, carries a local market interest rate and settles when the farmer's crop is harvested and sold. No significant troubled debt restructurings occurred during the years ended August 31, 2025, 2024 and 2023, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of August 31, 2025 or 2024.

Note 4        Inventories

    Inventories as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Grain and oilseed	$957,894	$888,768
Energy	694,655	720,636
Agronomy	1,202,326	1,126,916
Processed grain and oilseed	134,498	124,686
Other	280,977	206,409
Total inventories	$3,270,350	$3,067,415

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

As of both August 31, 2025 and 2024, we valued approximately 18% of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the LIFO method, or net realizable value. If the FIFO method of accounting had been used, inventories would have been higher than the reported amount by $361.1 million and $456.3 million as of August 31, 2025 and 2024, respectively. There were no liquidations of LIFO inventories during fiscal 2025 or fiscal 2024.

Note 5        Other Current Assets

Other current assets as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Short-term investments	$—	$500,921
Derivative assets (Note 15)	177,231	177,111
Margin and related deposits	183,817	176,821
Prepaid expenses	204,826	202,392
Supplier advance payments	104,866	133,678
Restricted cash (Note 1)	71,434	78,997
Other	59,416	26,666
Total other current assets	$801,590	$1,296,586

Short-Term Investments

Our short-term investments balance was comprised of time deposits with a maturity of greater than 90 days and less than 12 months at the date of acquisition.

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

Note 6        Investments

    Investments as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,535,119	$2,544,530
Ventura Foods, LLC	527,227	511,231
Ardent Mills, LLC	237,052	234,021
Producer Ag, LLC	46,507	15,274
Other equity method investments	361,171	338,139
Other investments	138,986	137,772
Total investments	$3,846,062	$3,780,967

Joint ventures and other investments in which we have significant ownership and influence but not control are accounted for in our consolidated financial statements using the equity method of accounting. Our significant equity method investments consist of CF Nitrogen, Ventura Foods, LLC ("Ventura Foods"), Ardent Mills, LLC ("Ardent Mills"), and Producer Ag, LLC ("Producer Ag"), which are summarized below. In addition to the recognition of our share of income from our equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with U.S. GAAP. We had approximately $705.2 million of cumulative undistributed earnings from our equity method investees included in the investments balance as of August 31, 2025.

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

CF Nitrogen

We have a $2.5 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. The investment consists of an approximate 8.38% membership interest (based on product tons) in CF Nitrogen. At the time we entered into the strategic venture, we also entered into a supply agreement that entitles us to purchase up to 1.1 million tons of granular urea and 580,000 tons of urea ammonium nitrate ("UAN") annually from CF Nitrogen for ratable delivery through fiscal 2096. Our purchases under the supply agreement are based on prevailing market prices and we receive semiannual cash distributions (in January and July of each year) from CF Nitrogen via our membership interest. These distributions are based on actual volumes purchased from CF Nitrogen under the strategic venture and will have the effect of reducing our investment to zero over 80 years on a straight-line basis. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Nitrogen Production segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of the CF Nitrogen Limited Liability Company Agreement, adjusted for the semiannual cash distributions. Cash distributions received from CF Nitrogen for the years ended August 31, 2025, 2024 and 2023, were $304.4 million, $308.4 million and $458.9 million, respectively.

    The following tables provide aggregate summarized financial information for CF Nitrogen for balance sheets as of August 31, 2025 and 2024, and statements of operations for the 12 months ended August 31, 2025, 2024 and 2023:

	2025	2024
	(Dollars in thousands)
Current assets	$618,239	$604,466
Noncurrent assets	4,683,477	4,929,772
Current liabilities	299,564	244,867
Noncurrent liabilities	2,352	1,935

	2025	2024	2023
	(Dollars in thousands)
Net sales	$3,872,415	$3,588,649	$5,070,489
Gross profit	1,297,379	1,232,346	2,194,363
Net earnings	1,243,399	1,186,890	2,173,715
Earnings attributable to CHS Inc.	294,944	275,531	394,678

Ventura Foods

We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., Ltd., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment is included in Corporate and Other.

    The following tables provide aggregate summarized financial information for our equity method investment in Ventura Foods for balance sheets as of August 31, 2025 and 2024, and statements of operations for the 12 months ended August 31, 2025, 2024 and 2023:

	2025	2024
	(Dollars in thousands)
Current assets	$778,057	$792,468
Noncurrent assets	906,266	886,673
Current liabilities	437,391	426,281
Noncurrent liabilities	218,208	256,126

	2025	2024	2023
	(Dollars in thousands)
Net sales	$3,172,205	$3,172,061	$3,552,194
Gross profit	480,805	468,028	547,107
Net earnings	281,288	216,042	406,271
Earnings attributable to CHS Inc.	140,644	108,021	203,136

Ardent Mills and Producer Ag

We have a 12% interest in Ardent Mills, which is a joint venture with Cargill, Incorporated ("Cargill"), and Conagra Brands, Inc., and is the largest flour miller in the United States. In addition, we have a noncontrolling interest of approximately 57% in Producer Ag, a grain marketing joint venture with Mid-Kansas Cooperative ("MKC"). On October 10, 2025, we announced our mutual agreement with MKC to start the process of ending our joint venture in Producer Ag. We account for Ardent Mills and Producer Ag as equity method investments. Our share of the results of Ardent Mills is included in Corporate and Other and our share of the results of Producer Ag is included in our Ag segment.

    The following tables provide aggregate summarized financial information for our equity method investments in Ardent Mills and Producer Ag for balance sheets as of August 31, 2025 and 2024, and statements of operations for the 12 months ended August 31, 2025, 2024 and 2023:

	2025	2024
	(Dollars in thousands)
Current assets	$1,603,603	$1,691,684
Noncurrent assets	1,866,372	1,873,003
Current liabilities	920,154	1,004,793
Noncurrent liabilities	568,130	576,582

	2025	2024	2023
	(Dollars in thousands)
Net sales	$4,907,214	$5,069,558	$5,052,575
Gross profit	724,579	652,933	723,299
Net earnings	433,331	366,272	421,752
Earnings attributable to CHS Inc.	86,560	59,867	51,633

    Our investments in other equity method investees are not significant in relation to our consolidated financial statements, either individually or in the aggregate.

Note 7        Property, Plant and Equipment

Major classes of property, plant and equipment, including finance lease assets, are summarized in the table below as of August 31, 2025 and 2024.

	2025	2024
	(Dollars in thousands)
Land and land improvements	$490,418	$404,465
Buildings	1,505,368	1,394,911
Machinery and equipment	8,750,348	8,223,650
Computer software, office equipment and other	570,834	548,368
Construction in progress	853,263	859,039
Gross property, plant and equipment	12,170,231	11,430,433
Less accumulated depreciation and amortization	6,668,937	6,253,078
Total property, plant and equipment	$5,501,294	$5,177,355

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method by charges to operations at rates based on the expected useful lives of individual or groups of assets (generally 15 to 20 years for land improvements; 20 to 40 years for buildings; five to 20 years for machinery and equipment; and three to 10 years for computer software, office equipment and other). Expenditures for maintenance and minor repairs and renewals are expensed. We also capitalize and amortize eligible costs to acquire or develop internal-use software that are incurred during the application development stage. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operations.

    Depreciation expense, including amortization of finance lease assets, for the years ended August 31, 2025, 2024 and 2023, was $546.6 million, $474.8 million and $457.9 million, respectively. Included in the depreciation amount for the year ended August 31, 2025 is $21.4 million due to closure of our Superior, Wisconsin, grain facility and the shortening of its useful life.

Property, plant and equipment and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with U.S. GAAP. This evaluation of recoverability is based on various indicators, including the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators suggest the carrying amounts of an asset or asset group may not be recoverable, potential impairment is evaluated using undiscounted, estimated future cash flows. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset or asset group exceeds its fair value. No significant impairments were identified during fiscal years 2025, 2024 or 2023.

    We have other assets we may be obligated to dismantle at the end of the corresponding lease terms subject to the lessor's discretion for which we have recorded an asset retirement obligation. Based on our estimates of the timing, cost and probability of removal, this obligation is not material.

Note 8        Other Assets

    Other assets as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Goodwill	$239,441	$179,976
Customer lists, trademarks and other intangible assets	94,414	42,105
Notes receivable (Note 3)	145,795	94,325
Long-term derivative assets (Note 15)	1,984	2,853
Prepaid pension and other benefits (Note 13)	60,085	75,935
Capitalized major maintenance	400,267	223,119
Cash value life insurance	165,922	152,772
Operating lease right of use assets (Note 19)	238,718	218,844
Other	83,516	58,041
Total other assets	$1,430,142	$1,047,970

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets and liabilities acquired in a business combination. Goodwill is assessed for impairment on an annual basis in the fourth quarter, either by first assessing qualitative factors to determine whether a quantitative goodwill impairment test is necessary or by proceeding directly to the quantitative test. The quantitative test may be required more frequently if triggering events or other circumstances occur that could indicate impairment. Goodwill is assessed for impairment at the reporting unit level, which has been determined to be our operating segments or one level below our operating segments in certain instances.

No goodwill has been allocated to our Nitrogen Production segment, which consists of a single investment accounted for under the equity method of accounting and allocated expenses.

No goodwill impairments were identified as a result of our annual goodwill analyses performed during the fiscal years 2025, 2024 or 2023. Management will continue to monitor the results and projected cash flows for each of our businesses to assess whether any reserves or impairments may be necessary in the future.

There were no changes in the net carrying amount of goodwill for the year ended August 31, 2024. Changes in the net carrying amount of goodwill for the year ended August 31, 2025, by segment, are as follows:

	Energy	Ag	Corporate and Other	Total
	(Dollars in thousands)
Balances, August 31, 2024	$9,458	$159,944	$10,574	$179,976
Goodwill acquired during the period	—	59,465	—	59,465
Balances, August 31, 2025	$9,458	$219,409	$10,574	$239,441

Goodwill of $59.5 million, acquired during the second quarter of fiscal 2025, was related to our acquisition of West Central Ag Services ("WCAS"), see Note 20, Acquisitions, for additional information related to the acquisition.

Other Intangible Assets
Intangible assets subject to amortization primarily include customer lists, trademarks and noncompete agreements and are amortized over their respective useful lives (ranging from two to 30 years). We have no material intangible assets with indefinite useful lives. All long-lived assets, including other identifiable intangible assets, are also assessed for impairment in accordance with U.S. GAAP and evaluated for impairment whenever triggering events or other circumstances indicate the carrying amount of an asset group or reporting unit may not be recoverable. Information regarding intangible assets is as follows:

	August 31, 2025			August 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists	$130,389	$(54,603)	$75,786	$86,389	$(46,480)	$39,909
Trademarks and other intangible assets	29,551	(10,923)	18,628	11,051	(8,855)	2,196
Total intangible assets	$159,940	$(65,526)	$94,414	$97,440	$(55,335)	$42,105

Intangible assets of $62.5 million, acquired during the second quarter of fiscal 2025, were related to our acquisition of WCAS, see Note 20, Acquisitions, for additional information related to the acquisition.

Intangible asset amortization expense for the years ended August 31, 2025, 2024 and 2023, was $10.1 million, $6.9 million and $6.7 million, respectively. The estimated annual amortization expense related to intangible assets subject to amortization for future years is as follows:

(Dollars in thousands)
2026	$9,993
2027	9,938
2028	9,821
2029	8,186
2030	7,169
Thereafter	49,307
Total	$94,414

Capitalized Major Maintenance

Activity related to capitalized major maintenance costs at our refineries for the years ended August 31, 2025, 2024 and 2023, is summarized below:

	Balance at Beginning of Year	Cost Deferred	Amortization	Balance at End of Year
	(Dollars in thousands)
2025	$223,119	$271,857	$(94,709)	$400,267
2024	289,377	21,909	(88,167)	223,119
2023	147,521	216,762	(74,906)	289,377

Within our Energy segment, major maintenance activities are regularly performed at our Laurel, Montana, and McPherson, Kansas, refineries. Major maintenance activities are planned, require shutdowns of refinery processing units and include replacement or overhaul of equipment that has experienced decreased efficiency in resource conversion. Because major maintenance activities are performed to extend the life, increase the capacity and/or improve the safety or efficiency of refinery processing assets, we follow the deferral method of accounting for major maintenance activities. Expenditures for major maintenance activities are capitalized (deferred) when incurred and amortized on a straight-line basis over a period of two to five years, which is the estimated time lapse between major maintenance activities. Should the estimated time between major maintenance activities change, we may be required to amortize the remaining cost of the major maintenance activities over a shorter period, which would result in higher depreciation and amortization costs. Amortization expense related to the capitalized major maintenance costs is included in cost of goods sold in our Consolidated Statements of Operations.

Selection of the deferral method, as opposed to expensing major maintenance activity costs when incurred, results in deferring recognition of major maintenance activity expenditures. The deferral method also results in classification of related cash outflows as investing activities in our Consolidated Statements of Cash Flows, whereas expensing these costs as incurred would result in classifying the cash outflows as operating activities. Repair, maintenance and related labor costs not associated with major maintenance activities are expensed as incurred and are included in operating cash flows.

Note 9        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with our debt covenants as of August 31, 2025.

Notes Payable

Notes payable as of August 31, 2025 and 2024 consisted of the following:

	Weighted-Average Interest Rate
	2025	2024	2025	2024
			(Dollars in thousands)
Notes payable	4.97%	3.64%	$584,226	$163,136
CHS Capital notes payable	4.79%	4.34%	568,231	143,695
Total notes payable			$1,152,457	$306,831

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were $180.0 million borrowings outstanding on this facility as of August 31, 2025 and no borrowings outstanding as of August 31, 2024. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

In addition to our facilities referenced above, our international subsidiaries have lines of credit with $329.5 million and $162.7 million outstanding as of August 31, 2025 and 2024, respectively.

CHS Capital Notes Payable

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of August 31, 2025, total availability under the Securitization Facility was $802.6 million, of which $296.0 million amount was utilized. As of August 31, 2024, no amount was utilized.

We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing for certain eligible receivables and notes receivables of the Originators. As of August 31, 2025, maximum availability under the Repurchase Facility was $250.0 million of which $159.7 million was utilized. As of August 31, 2024, no amount was utilized.

On August 27, 2025, we amended both the Securitization and Repurchase Facilities to extend the terms of the facilities to August 26, 2026.

CHS Capital sells loan commitments it has originated to Compeer Financial, PCA, d/b/a ProPartners Financial on a recourse basis. The total commitments under the program were $100.0 million; however, no amounts were borrowed under these commitments as of August 31, 2025 and 2024, respectively.

    CHS Capital borrows funds under short-term notes issued as part of a surplus funds program. Borrowings under this program are unsecured and are due upon demand. Borrowings under these notes totaled $112.5 million and $143.7 million as of August 31, 2025 and 2024, respectively.

Long-Term Debt

    We repaid approximately $331.6 million and $366.1 million, respectively, of long-term debt consisting of scheduled debt maturities and optional prepayments during the years ended August 31, 2025 and 2024. Amounts included in long-term debt on our Consolidated Balance Sheets as of August 31, 2025 and 2024, are presented in the table below:

	2025	2024
	(Dollars in thousands)
3.85% unsecured notes $80 million face amount, due in fiscal 2025	$—	$80,000
3.80% unsecured notes $100 million face amount, due in fiscal 2025	—	100,000
4.58% unsecured notes $150 million face amount, due in fiscal 2025	—	150,000
4.82% unsecured notes $80 million face amount, due in fiscal 2026	80,000	80,000
4.69% unsecured notes $58 million face amount, due in fiscal 2027	58,000	58,000
3.24% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
4.74% unsecured notes $95 million face amount, due in fiscal 2028	95,000	95,000
5.68% unsecured notes $150 million face amount, due in fiscal 2030	150,000	150,000
3.48% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
4.89% unsecured notes $100 million face amount, due in fiscal 2031	100,000	100,000
5.84% unsecured notes $150 million face amount, due in fiscal 2032	150,000	150,000
3.58% unsecured notes $65 million face amount, due in fiscal 2033	65,000	65,000
4.71% unsecured notes $100 million face amount, due in fiscal 2033	100,000	100,000
5.93% unsecured notes $150 million face amount, due in fiscal 2034	150,000	150,000
3.73% unsecured notes $115 million face amount, due in fiscal 2036	115,000	115,000
5.40% unsecured notes $125 million face amount, due in fiscal 2036	125,000	125,000
6.05% unsecured notes $150 million face amount, due in fiscal 2037	150,000	150,000
6.13% unsecured notes $250 million face amount, due in fiscal 2039	250,000	250,000
Private placement debt	1,783,000	2,113,000
6.85% unsecured term loan from cooperative and other banks, due in fiscal 2026 (a)	—	1,000
Term loan	—	1,000
Finance lease liabilities (Note 19)	55,198	49,511
Deferred financing costs	(3,894)	(4,562)
Other, including notes and contracts with interest rates from 3.9% to 9.0%	1,529	2,511
Total long-term debt	1,835,833	2,161,460
Less current portion	90,447	337,266
Long-term portion	$1,745,386	$1,824,194
(a) Borrowings are variable under the agreement and bear interest at a base rate plus an applicable margin.

    As of August 31, 2025 and 2024, the fair values of our long-term debt were estimated to be $1.8 billion and $2.1 billion, respectively, based on quoted market prices of similar debt (a Level 2 fair value measurement based on the classification hierarchy of ASC Topic 820, Fair Value Measurement).

We have a $300.0 million revolving term loan facility (the “Facility”) which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2026. On October 29, 2026, the total funded loan balance outstanding reverts to a nonrevolving term loan that is payable on October 29, 2029. There was no balance outstanding under this Facility as of August 31, 2025 and $1.0 million as of August 31, 2024.

Long-term debt outstanding as of August 31, 2025, has aggregate maturities, excluding finance leases (see Note 19, Leases, for a schedule of minimum future lease payments under finance leases), as follows:

(Dollars in thousands)
2026	$80,778
2027	58,601
2028	190,150
2029	—
2030	150,000
Thereafter	1,305,000
Total	$1,784,529

    Interest expense for the years ended August 31, 2025, 2024 and 2023, was $146.1 million, $104.1 million and $137.4 million, respectively, net of capitalized interest of $32.2 million, $25.7 million and $14.0 million, respectively.

Note 10        Other Current Liabilities

Other current liabilities as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Customer margin deposits and credit balances	$94,148	$95,369
Customer advance payments	233,804	337,045
Derivative liabilities (Note 15)	178,017	243,068
Dividends and equity payable (Note 12)	120,000	600,000
Total other current liabilities	$625,969	$1,275,482

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

The provision for income taxes (benefit from) for the years ended August 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
	(Dollars in thousands)
Current:
Federal	$48,229	$21,608	$66,672
State	7,181	23,750	36,925
Foreign	(905)	30,338	3,735
Total current	54,505	75,696	107,332
Deferred:
Federal	(48,079)	(63,605)	7,799
State	9,028	(15,686)	(7,661)
Foreign	1,323	(1,277)	185
Total deferred	(37,728)	(80,568)	323
Total	$16,777	$(4,872)	$107,655

    Domestic income before income taxes was $610.6 million, $1.0 billion and $2.0 billion for the years ended August 31, 2025, 2024 and 2023, respectively. Foreign income before income taxes was $4.1 million, $66.9 million and $55.4 million for the years ended August 31, 2025, 2024 and 2023, respectively.

    Deferred tax assets and liabilities as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Accrued expenses	$52,850	$56,062
Postretirement health care and deferred compensation	56,082	58,866
Tax credit carryforwards	92,421	91,114
Loss carryforwards	114,433	88,887
Nonqualified equity	560,521	533,784
Lease obligations	56,944	52,980
Capitalized research and development	115,499	69,556
Other	9,497	19,592
Deferred tax assets valuation allowance	(205,637)	(166,590)
Total deferred tax assets	852,610	804,251
Net deferred tax assets	$13,950	$—
Deferred tax liabilities:
Pension costs	$2,083	$7,003
Investments	120,667	130,171
Property, plant and equipment	601,539	618,419
Lease right of use assets	56,250	51,872
Software costs	58,121	—
Total deferred tax liabilities	838,660	807,465
Net deferred tax liabilities	$—	$3,214

    We had total gross loss carryforwards of $378.7 million, as of August 31, 2025, of which $106.3 million will expire over periods ranging from fiscal 2026 to fiscal 2036. The remainder will carry forward indefinitely. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, as well as consideration of other factors, we assessed whether a valuation allowance was necessary to reduce specific foreign loss carryforwards to amounts we believe are more likely than not to be realized as of August 31, 2025. If our estimates prove inaccurate, adjustments to the valuation allowances may be required in the future with gains or losses being charged to income in the period such determination is made. Our McPherson refinery's gross state tax credit carryforwards for income tax were approximately $116.3 million and $115.3 million as of August 31, 2025 and 2024, respectively. The refinery's valuation allowance on Kansas state credits is necessary due to the limited amount of taxable income generated in Kansas by the combined group on an annual basis. Our state tax credits of $116.3 million will begin to expire during fiscal 2026.

    The reconciliation of the statutory federal income tax rates to the effective tax rates for the years ended August 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	2.4	0.5	1.1
Patronage earnings	(7.8)	(12.6)	(13.0)
Domestic production activities deduction	(12.9)	(6.8)	(3.2)
Export activities at rates other than the U.S. statutory rate	(3.3)	1.4	(0.2)
Increase in unrecognized tax benefits	2.8	2.7	—
Valuation allowance	2.8	(0.1)	—
Tax credits	(4.3)	(6.2)	—
Other	2.0	(0.3)	(0.3)
Effective tax rate	2.7%	(0.4)%	5.4%

Primary drivers of fiscal 2025 income tax expense were decreased patronage deductions, compared to fiscal 2024, that was partially offset by the current Domestic Production Activities Deduction ("DPAD") benefit. Primary drivers of the fiscal 2024 income tax benefit were decreased nonpatronage earnings, recognition of research and development tax credits and the DPAD benefit.

We file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Fiscal years 2017 and 2019 remain subject to examination for certain issues. In addition to the current fiscal year, fiscal years 2021 through 2024 remain open and subject to examination by the relevant taxing authorities.

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

	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$65,115	$125,853	$124,959
Additions attributable to current year tax positions	3,440	2,027	—
Additions attributable to prior year tax positions	27,994	32,569	894
Reductions attributable to prior year tax positions	—	(85,513)	—
Reductions attributable to statute expiration	—	(9,821)	—
Balance at end of period	$96,549	$65,115	$125,853

    If we were to prevail on all positions taken in relation to uncertain tax positions, $96.5 million of the unrecognized tax benefits would ultimately benefit our effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could significantly change in the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized the expense of $9.5 million, and benefits of $2.1 million and $0.8 million for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations for the years ended August 31, 2025, 2024 and 2023, respectively, and a related $15.8 million and $6.2 million interest payable on our Consolidated Balance Sheets as of August 31, 2025 and 2024, respectively.

In December 2021, the Organization for Economic Cooperation and Development (the "OECD") introduced a framework known as Pillar Two, aimed at ensuring large multinational enterprises pay a minimum 15% level of tax on income earned in each jurisdiction in which they operate. The OECD also issued administrative guidance, including transition rules and safe harbor provisions to support implementation of the global minimum tax. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where we operate. We have assessed our potential exposure to Pillar Two income taxes. Based on this assessment, there was no material impact on our consolidated financial statements for fiscal 2025. We will continue to monitor and evaluate any potential future implications for our consolidated financial reporting.

On July 4, 2025, H.R.1 - One Big Beautiful Bill (the "Bill") was enacted into law. The Bill provides for significant U.S. tax law changes and modifications including making permanent the Qualified Business Income Deduction. The Qualified Business Income Deduction contains specific provisions for agricultural and horticultural cooperatives similar to the former Domestic Production Activities Deduction. Prior to enactment of the Bill, the Qualified Business Income Deduction was set to sunset on December 31, 2025. Although there is no effect on the current year’s financial statements, making the Qualified Business Income Deduction permanent may provide significant future income tax benefits to the Company.

Note 12        Equities

Patronage and Equity Redemptions

    In accordance with our bylaws and by action of the Board of Directors, annual net earnings from patronage sources are distributed to consenting patrons following the close of each fiscal year and are based on amounts using financial statement earnings. The cash portion of the qualified patronage distribution, if any, is determined annually by the Board of Directors, with the balance issued in the form of qualified and/or nonqualified capital equity certificates. Total patronage distributions for fiscal 2025, to be paid in fiscal 2026, are estimated to be $229.1 million, with the qualified cash portion estimated to be $30.0 million, estimated qualified equity distributions of $55.0 million and estimated nonqualified equity distributions of $144.1 million.

The following table presents estimated patronage distributions for the year ending August 31, 2025, and actual patronage distributions for the years ended August 31, 2024, 2023 and 2022:

	2026	2025	2024	2023
	(Dollars in millions)
Patronage distributed in cash	$30.0	$300.3	$366.0	$503.1
Patronage distributed in equity	199.1	360.2	877.3	670.9
Total patronage distributed	$229.1	$660.5	$1,243.3	$1,174.0

    Annual net earnings from patronage or other sources may be added to the unallocated capital reserve or, upon action by the Board of Directors, may be allocated to members in the form of nonpatronage equity certificates. The Board of Directors authorized, in accordance with our bylaws, that 35% of the earnings from patronage business for fiscal 2025 and 10% for fiscal 2024 and 2023 be added to our capital reserves.

    Redemptions of outstanding equity are at the discretion of the Board of Directors. Redemptions of capital equity certificates approved by the Board of Directors are divided into two pools, one for nonindividuals (primarily member cooperatives) who may participate in an annual redemption program for qualified equities held by them and another for individual members who are eligible for equity redemptions at age 70 or upon death. In accordance with authorization from the Board of Directors, we expect total redemptions related to the year ended August 31, 2025, which will be distributed in fiscal 2026, to be approximately $90.0 million. This amount is classified as a current liability on our August 31, 2025 Consolidated Balance Sheets. During the years ended August 31, 2025, 2024 and 2023, we redeemed in cash, outstanding owners' equities in accordance with authorization from the Board of Directors, in the amounts of $287.7 million, $355.9 million and $495.8 million, respectively.

Preferred Stock

    As of August 31, 2025, the Board of Directors had not authorized the issuance of any preferred shares that were not outstanding. The following is a summary of our outstanding preferred stock as of August 31, 2025, all shares of which are listed on the Global Select Market of Nasdaq:

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

(c) The Class B Reset Rate Cumulative Redeemable Preferred Stock, Series 3 accumulated dividends at a rate of 6.75% per year until September 30, 2024, and subsequently fixed at a rate of 6.75%, based on the terms of the contract and application of the Adjustable Rate (LIBOR) Act.

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

Preferred Stock Dividends

    We made dividend payments on our preferred stock of $168.7 million during each of the years ended August 31, 2025, 2024 and 2023. The following is a summary of the annual dividends per share by series of preferred stock for the years ended August 31, 2025, 2024 and 2023:

	Nasdaq Symbol	Annual Dividend Per Share

8% Cumulative Redeemable	CHSCP	$2.00
Class B Cumulative Redeemable, Series 1	CHSCO	1.97
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	1.78
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	1.69
Class B Cumulative Redeemable, Series 4	CHSCL	1.88

Accumulated Other Comprehensive Loss

    Changes in accumulated other comprehensive income (loss) by component, for the years ended August 31, 2025, 2024 and 2023 are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2022, net of tax	$(168,640)	$8,843	$(95,538)	$(255,335)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(13,596)	(25,024)	1,829	(36,791)
Amounts reclassified out	93	16,044	—	16,137
Total other comprehensive income (loss), before tax	(13,503)	(8,980)	1,829	(20,654)
Tax effect	8,218	2,169	207	10,594
Other comprehensive income (loss), net of tax	(5,285)	(6,811)	2,036	(10,060)
Balance as of August 31, 2023, net of tax	(173,925)	2,032	(93,502)	(265,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(29,445)	14,950	(10,249)	(24,744)
Amounts reclassified out	180	(15,287)	1,227	(13,880)
Total other comprehensive income (loss), before tax	(29,265)	(337)	(9,022)	(38,624)
Tax effect	7,217	82	178	7,477
Other comprehensive income (loss), net of tax	(22,048)	(255)	(8,844)	(31,147)
Balance as of August 31, 2024, net of tax	(195,973)	1,777	(102,346)	(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(17,460)	16,821	(8,094)	(8,733)
Amounts reclassified out	12,129	(15,507)	859	(2,519)
Total other comprehensive income (loss), before tax	(5,331)	1,314	(7,235)	(11,252)
Tax effect	1,726	(328)	24	1,422
Other comprehensive income (loss), net of tax	(3,605)	986	(7,211)	(9,830)
Balance as of August 31, 2025, net of tax	$(199,578)	$2,763	$(109,557)	$(306,372)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments. Pension and other postretirement reclassifications, which include amortization of net actuarial loss, prior service credit and transition amounts, are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 13, Benefit Plans, for further information). As described in Note 15, Derivative Financial Instruments and Hedging Activities, amounts reclassified from accumulated other comprehensive loss for cash flow hedges are recorded in cost of goods sold. Gains or losses on foreign currency translation reclassifications are recorded in other income.

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

    Financial information on changes in projected benefit obligation, plan assets funded and balance sheet status as of August 31, 2025 and 2024, is as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$760,763	$708,511	$26,443	$20,980	$24,787	$22,572
Service cost	43,727	37,391	3,027	1,968	844	650
Interest cost	34,898	35,928	1,154	1,043	1,140	1,144
Actuarial loss (gain):
Experience study and mortality updates	8,394	2,988	365	244	(29)	—
Other demographic experience*	20,025	18,647	2,862	3,217	(646)	1,465
Discount rate change	(30,273)	21,372	(331)	626	(845)	681
Plan amendments	(6,236)	223	(227)	—	—	—
Benefits paid	(57,776)	(64,297)	(1,829)	(1,635)	(1,624)	(1,725)
Projected benefit obligation at end of period	$773,522	$760,763	$31,464	$26,443	$23,627	$24,787
Change in plan assets:
Fair value of plan assets at beginning of period	$781,412	$736,150	$—	$—	$—	$—
Actual (loss) gain on plan assets	22,650	67,559	—	—	—	—
Company contributions	30,000	42,000	1,829	1,635	1,624	1,725
Benefits paid	(57,776)	(64,297)	(1,829)	(1,635)	(1,624)	(1,725)
Fair value of plan assets at end of period	$776,286	$781,412	$—	$—	$—	$—
Funded status at end of period	$2,764	$20,649	$(31,464)	$(26,443)	$(23,627)	$(24,787)
Amounts recognized on balance sheet:
Noncurrent assets	$11,969	$20,649	$—	$—	$—	$—
Accrued benefit cost:
Current liabilities	—	—	(4,890)	(3,950)	(1,630)	(2,080)
Noncurrent liabilities	(9,205)	—	(26,574)	(22,493)	(21,997)	(22,707)
Ending balance	$2,764	$20,649	$(31,464)	$(26,443)	$(23,627)	$(24,787)
Amounts recognized in accumulated other comprehensive loss (pretax):
Prior service cost (credit)	$(5,219)	$1,216	$(227)	$(47)	$(490)	$(935)
Net loss (gain)	278,779	269,122	10,097	8,001	(14,662)	(14,335)
Ending balance	$273,560	$270,338	$9,870	$7,954	$(15,152)	$(15,270)
*Other demographic experience is comprised of all demographic experience different than anticipated, including terminations, retirements, deaths, pay, etc.

The accumulated benefit obligation of the qualified pension plans was $748.1 million and $727.9 million as of August 31, 2025 and 2024, respectively. The accumulated benefit obligation of the nonqualified pension plans was $31.3 million and $26.2 million as of August 31, 2025 and 2024, respectively.

    Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below:

	Years Ended August 31,
	2025	2024
	(Dollars in thousands)
Projected benefit obligation	$31,464	$26,443
Accumulated benefit obligation	31,272	26,173

    Components of net periodic benefit costs for the years ended August 31, 2025, 2024 and 2023, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(Dollars in thousands)
Components of net periodic benefit costs:
Service cost	$43,727	$37,391	$38,579	$3,027	$1,968	$1,840	$844	$650	$670
Interest cost	34,898	35,928	30,588	1,154	1,043	741	1,140	1,144	1,035
Expected return on assets	(46,977)	(47,860)	(43,129)	—	—	—	—	—	—
Prior service cost (credit) amortization	199	178	149	(47)	(114)	(114)	(445)	(445)	(445)
Actuarial loss (gain) amortization	12,815	1,796	1,872	799	380	245	(1,192)	(1,616)	(1,615)
Net periodic benefit cost (benefit)	$44,662	$27,433	$28,059	$4,933	$3,277	$2,712	$347	$(267)	$(355)

    Components of net periodic benefit costs and amounts recognized in other comprehensive loss (income) for the years ended August 31, 2025, 2024 and 2023, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(Dollars in thousands)
Other comprehensive loss (income):
Prior service cost	$(6,236)	$223	$490	$(227)	$—	$—	$—	$—	$—
Net actuarial loss (gain)	22,472	23,309	14,082	2,896	4,087	1,282	(1,519)	2,145	(1,865)
Amortization of actuarial (gain) loss	(12,815)	(1,796)	(1,872)	(799)	(380)	(245)	1,192	1,616	1,615
Amortization of prior service (credit) costs	(199)	(178)	(149)	47	114	114	445	445	445
Total recognized in other comprehensive loss (income)	$3,222	$21,558	$12,551	$1,917	$3,821	$1,151	$118	$4,206	$195

    Estimated amortization in fiscal 2026 from accumulated other comprehensive loss into net periodic benefit cost is as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
Amortization of prior service costs (credit)	$(595)	$(30)	$(445)
Amortization of actuarial loss (gain)	16,498	982	(1,197)

Plan assumptions for the years ended August 31, 2025, 2024 and 2023, are as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average assumptions to determine the net periodic benefit cost:
Interest credit rate	4.68%	4.80%	4.65%	4.68%	4.80%	4.65%	N/A	N/A	N/A
Discount rate	5.12%	5.38%	4.69%	4.78%	5.22%	4.48%	5.01%	5.33%	4.64%
Expected return on plan assets	5.64%	5.64%	4.88%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.98%	4.98%	4.93%	4.98%	4.98%	4.93%	N/A	N/A	N/A
Weighted-average assumptions to determine the benefit obligations:
Interest credit rate	4.31%	4.68%	4.80%	4.31%	4.68%	4.80%	N/A	N/A	N/A
Discount rate	5.61%	5.09%	5.38%	4.97%	4.78%	5.23%	5.41%	5.01%	5.33%
Rate of compensation increase	4.58%	4.98%	4.98%	4.58%	4.98%	4.98%	N/A	N/A	N/A

A significant assumption for pension costs and obligations is the discount rate. We use a full-yield curve approach by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. The discount rate reflects the rate at which the associated benefits could be effectively settled as of the measurement date. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plans that receive high investment-grade ratings by recognized ratings agencies.

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

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended August 31, 2025. The rate was assumed to decrease gradually to 4.5% by 2035 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$200	$(170)
Effect on postretirement benefit obligation	1,700	(1,700)

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. During fiscal 2025, we made a discretionary contribution of $30.0 million to the pension plans. Based on the funded status of the qualified pension plans as of August 31, 2025, we do not currently believe we will be required to contribute to these plans in fiscal 2026, although we may voluntarily elect to do so. We expect to pay $6.5 million to participants of the nonqualified pension and postretirement benefit plans during fiscal 2026.

    Our retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Qualified Pension Benefits	Nonqualified Pension Benefits	Other Benefits
	(Dollars in thousands)
2026	$74,200	$4,890	$1,630
2027	74,300	5,080	1,870
2028	74,700	4,770	2,100
2029	76,700	4,510	2,010
2030	81,100	4,490	1,990
2031-2035	392,200	21,730	10,180

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

    Our pension plans' recurring fair value measurements by asset category as of August 31, 2025 and 2024, are presented in the tables below:

	2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$40,786	$—	$—	$40,786
Equities:
Common/collective trust at net asset value (1)	—	—	—	172,659
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	426,785
Marketable securities	28,079	85,685	—	113,764
Partnership and joint venture interests measured at net asset value (1)	—	—	—	22,292
Total	$68,865	$85,685	$—	$776,286

	2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Cash and cash equivalents	$12,416	$—	$—	$12,416
Equities:
Common/collective trust at net asset value (1)	—	—	—	156,462
Fixed income securities:
Common/collective trust at net asset value (1)	—	—	—	464,611
Marketable securities	31,298	93,763	—	125,061
Partnership and joint venture interests measured at net asset value (1)	—	—	—	22,862
Total	$43,714	$93,763	$—	$781,412
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

Marketable securities. Marketable securities are comprised primarily of investments in U.S. Treasury securities which are valued using quoted market prices and classified within Level 1, as well as various government agency obligations and corporate, foreign government and municipal issue fixed income marketable securities, which are valued using institutional bond or broker quotes along with various other market and industry inputs and classified within Level 2.

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

    During fiscal 2024, we ceased our participation in the Co-op Retirement Plan, which is a defined benefit plan constituting a multiple employer plan under the Internal Revenue Code of 1986, as amended, and a multiemployer plan under the accounting standards.

We have other contributory defined contribution plans covering substantially all employees. Total contributions by us to these plans were $47.1 million, $43.5 million and $38.7 million, for the years ended August 31, 2025, 2024 and 2023, respectively.

Note 14        Segment Reporting

    We are an integrated agricultural cooperative, providing grain, food, agronomy and energy resources to businesses and consumers on a global basis. We provide a wide variety of products and services, from initial agricultural inputs such as fuels, farm supplies, crop nutrients and crop protection products, to agricultural outputs that include grain and oilseed, processed grain and oilseed, renewable fuels and food products. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, and have three reportable segments: Energy, Ag and Nitrogen Production. This reflects the manner in which our chief operating decision maker ("CODM"), our Chief Executive Officer, evaluates performance and allocates resources in managing the business. The primary measure of segment profit or loss used by our CODM to regularly evaluate financial performance, make key operating decisions and determine resource allocation of and among each operating segment is Income before Income Taxes ("IBIT"). Our CODM regularly receives discrete financial information, including IBIT, that compares actual results to the prior period, current period budget and current period forecast by each reportable segment. We have identified our significant segment expenses as cost of goods sold ("COGS") and marketing, general and administrative expenses ("MG&A"). Total assets is not a measure by which the CODM assesses our performance or allocates resources, and asset information is therefore not included within our segment reporting disclosures.

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

    Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Other, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred. Capital expenditures and depreciation and amortization are presented in the table below before allocations from Corporate and Other to each reportable segment in alignment with reporting received by the CODM.

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

    While our revenues and operating results are derived primarily from businesses and operations that are wholly-owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we do not have a controlling interest or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Consolidated Statements of Operations. In our Ag segment, this includes our approximate 57% noncontrolling interest in Producer Ag. On October 10, 2025, we announced our mutual agreement with MKC to start the process of ending our joint venture with Producer Ag. In our Nitrogen Production segment, this consists of our approximate 8.38% membership interest (based on product tons) in CF Nitrogen. In Corporate and Other, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 6, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

    Segment information for the years ended August 31, 2025, 2024 and 2023, is presented in the tables below.

	Energy	Ag	Nitrogen Production	Total Reportable Segments	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$8,035,160	$27,755,290	$—	$35,790,450	$87,915	$(415,757)	$35,462,608
Intersegment revenues	(400,127)	(6,809)	—	(406,936)	(8,821)	415,757	—
Revenues, net of intersegment revenues	$7,635,033	$27,748,481	$—	$35,383,514	$79,094	$—	$35,462,608
Cost of goods sold (a)	7,339,336	26,985,759	1,673	34,326,768	(974)	—	34,325,794
Marketing, general and administrative expenses	313,402	602,104	68,290	983,796	62,263	—	1,046,059
Interest expense	(6,103)	94,580	69,094	157,571	17,278	(28,770)	146,079
Other income	(4,968)	(90,460)	(3,654)	(99,082)	(30,119)	28,770	(100,431)
Equity (income) losses from investments	408	(89,162)	(294,944)	(383,698)	(185,967)	—	(569,665)
(Loss) income before income taxes	$(7,042)	$245,660	$159,541	$398,159	$216,613	$—	$614,772

Capital expenditures (b)	$533,570	$336,328	$—	$869,898	$130,057	$—	$999,955
Depreciation and amortization	$352,348	$243,098	$—	$595,446	$55,980	$—	$651,426

	Energy	Ag	Nitrogen Production	Total Reportable Segments	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$9,339,079	$30,432,758	$—	$39,771,837	$94,113	$(604,721)	$39,261,229
Intersegment revenues	(572,584)	(15,899)	—	(588,483)	(16,238)	604,721	—
Revenues, net of intersegment revenues	$8,766,495	$30,416,859	$—	$39,183,354	$77,875	$—	$39,261,229
Cost of goods sold (a)	8,041,588	29,478,231	138	37,519,957	(10,055)	—	37,509,902
Marketing, general and administrative expenses	321,053	697,301	71,392	1,089,746	77,223	—	1,166,969
Interest expense	(16,773)	61,982	61,942	107,151	22,027	(25,114)	104,064
Other income	(11,283)	(98,142)	(9,176)	(118,601)	(44,143)	25,114	(137,630)
Equity (income) losses from investments	2,857	(65,190)	(275,531)	(337,864)	(141,999)	—	(479,863)
Income before income taxes	$429,053	$342,677	$151,235	$922,965	$174,822	$—	$1,097,787

Capital expenditures (b)	$226,899	$426,291	$—	$653,190	$178,321	$—	$831,511
Depreciation and amortization	$343,962	$178,400	$—	$522,362	$47,529	$—	$569,891

	Energy	Ag	Nitrogen Production	Total Reportable Segments	Corporate and Other	Reconciling Amounts	Total
Year ended August 31, 2023	(Dollars in thousands)
Revenues, including intersegment revenues	$10,761,503	$35,456,969	$—	$46,218,472	$82,107	$(710,575)	$45,590,004
Intersegment revenues	(664,590)	(31,765)	—	(696,355)	(14,220)	710,575	—
Revenues, net of intersegment revenues	$10,096,913	$35,425,204	$—	$45,522,117	$67,887	$—	$45,590,004
Cost of goods sold (a)	8,718,224	34,501,163	1,693	43,221,080	(7,341)	—	43,213,739
Marketing, general and administrative expenses	307,197	577,904	72,135	957,236	75,529	—	1,032,765
Interest expense	7,672	71,115	60,090	138,877	31,487	(32,922)	137,442
Other income	(19,456)	(88,061)	—	(107,517)	(37,536)	32,922	(112,131)
Equity (income) losses from investments	7,833	(48,725)	(394,678)	(435,570)	(254,020)	—	(689,590)
Income before income taxes	$1,075,443	$411,808	$260,760	$1,748,011	$259,768	$—	$2,007,779

Capital expenditures (b)	$421,416	$308,690	$—	$730,106	$51,829	$—	$781,935
Depreciation and amortization	$329,021	$166,982	$—	$496,003	$43,518	$—	$539,521
(a) Cost of goods sold is presented net of intersegment cost of goods sold.
(b) Includes amounts related to acquisition of property, plant and equipment and expenditures for major maintenance.

    We have international sales, which are predominantly in our Ag segment. The following table presents our sales, based on the geographic location of the subsidiary making the sale, for the years ended August 31, 2025, 2024 and 2023:

	2025	2024	2023
	(Dollars in thousands)
North America (a)	$34,112,112	$36,876,847	$43,376,177
South America	355,951	515,177	378,021
Europe, Middle East and Africa	541,848	693,454	930,052
Asia Pacific	452,697	1,175,751	905,754
Total	$35,462,608	$39,261,229	$45,590,004
(a) Revenues in North America are substantially all attributed to the United States.

The Company had approximately $6.1 billion and $5.6 billion in tangible long-lived assets as of August 31, 2025 and 2024, respectively, with substantially all long-lived assets located within the United States.

Note 15        Derivative Financial Instruments and Hedging Activities

    We enter into various derivative instruments to manage our exposure to movements primarily associated with agricultural and energy commodity prices and, to a lesser degree, foreign currency exchange rates. Except for certain cash-settled swaps related to future crude oil purchases and refined product sales, which are accounted for as cash flow hedges, our derivative instruments represent economic hedges of price risk for which hedge accounting under ASC Topic 815 is not applied. Rather, the derivative instruments are recorded on our Consolidated Balance Sheets at fair value with changes in fair value being recorded directly to earnings, primarily within cost of goods sold in our Consolidated Statements of Operations. See Note 16, Fair Value Measurements, for additional information. The majority of our exchange-traded agricultural commodity futures are settled daily through CHS Hedging, LLC, our wholly-owned FCM.

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

	August 31, 2025
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$130,491	$—	$10,715	$119,776
Foreign exchange derivatives	43,527	—	9,379	34,148
Total	$174,018	$—	$20,094	$153,924
Derivative liabilities
Commodity derivatives	$166,122	$232	$10,715	$155,175
Foreign exchange derivatives	11,771	—	9,379	2,392
Total	$177,893	$232	$20,094	$157,567

	August 31, 2024
		Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amounts Recognized	Cash Collateral	Derivative Instruments	Net Amounts
	(Dollars in thousands)
Derivative assets
Commodity derivatives	$165,709	$—	$2,522	$163,187
Foreign exchange derivatives	9,029	—	7,100	1,929
Total	$174,738	$—	$9,622	$165,116
Derivative liabilities
Commodity derivatives	$221,803	$1,601	$2,522	$217,680
Foreign exchange derivatives	24,476	—	7,100	17,376
Total	$246,279	$1,601	$9,622	$235,056

    Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Consolidated Balance Sheets as of August 31, 2025 and 2024, was $2.0 million and $2.9 million, respectively. The amount of long-term derivative liabilities recorded on our Consolidated Balance Sheets as of August 31, 2025 and 2024, was $1.7 million and $6.0 million, respectively.

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Consolidated Statements of Operations for the years ended August 31, 2025, 2024 and 2023:

Derivative Type	Location of (Loss) Gain	2025	2024	2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$21,473	$5,380	$(360,937)
Foreign exchange derivatives	Cost of goods sold	39,681	(31,874)	(30,898)
Foreign exchange derivatives	Marketing, general and administrative expenses	3,651	(2,897)	(530)
Total		$64,805	$(29,391)	$(392,365)

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

    Our use of hedging reduces exposure to price volatility by protecting against adverse short-term price movements, but also limits the benefits of favorable short-term price movements. To reduce the price risk associated with fixed-price commitments, we generally enter into commodity derivative contracts, to the extent practical, to achieve a net commodity position within the formal position limits we have established and deemed prudent for each commodity. These contracts are primarily transacted through our FCM on regulated commodity futures exchanges, but may include OTC derivative instruments when deemed appropriate. These contracts are recorded at fair values based on quotes listed on regulated commodity exchanges or the market prices of the underlying products listed on the exchanges, except that certain contracts are accounted for as normal purchase and normal sales transactions. For commodities where there is no liquid derivative contract, risk is managed through use of forward sales contracts, other pricing arrangements and, to some extent, futures contracts in highly correlated commodities. These contracts are economic hedges of price risk, but are not designated as hedging instruments for accounting purposes. Unrealized gains and losses on these contracts are recognized in cost of goods sold in our Consolidated Statements of Operations.

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

    The use of hedging instruments does not protect against nonperformance by counterparties to cash contracts. We evaluate counterparty exposure by reviewing contracts and adjusting the values to reflect potential nonperformance. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty's financial condition and the risk that the counterparty will refuse to perform on a contract during periods of price fluctuations where contract prices are significantly different from the current market prices. We manage these risks by entering into fixed-price purchase and sales contracts with preapproved producers and by establishing appropriate limits for individual suppliers. Fixed-price contracts are entered into with customers of acceptable creditworthiness, as internally evaluated. Regarding our use of derivatives, we transact in exchange traded instruments or enter into OTC derivatives that primarily clear through our FCM, which limits our counterparty exposure relative to hedging activities. Historically, we have not experienced significant events of nonperformance on open contracts. Accordingly, we only adjust the estimated fair values of specifically identified contracts for nonperformance. Although we have established policies and procedures, we make no assurances that historical nonperformance experience will carry forward to future periods.

    As of August 31, 2025 and 2024, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts:

	2025		2024
Derivative Type	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	468,345	702,025	385,426	517,883
Energy products (barrels)	10,059	6,687	8,438	5,014
Processed grain and oilseed (tons)	1,168	2,429	3,600	6,193
Crop nutrients (tons)	29	32	73	14
Natural gas (MMBtu)	180	—	2,350	500

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe, and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.7 billion and $1.5 billion as of August 31, 2025 and 2024, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. As of August 31, 2025 and 2024, the aggregate notional amount of cash flow hedges was 5.1 million and 5.5 million barrels, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the line items on our Consolidated Balance Sheets in which they are recorded as of August 31, 2025 and 2024:

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	2025	2024	Balance Sheet Location	2025	2024
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$5,197	$5,226	Other current liabilities	$1,786	$2,781

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the years ended August 31, 2025, 2024 and 2023:

	2025	2024	2023
	(Dollars in thousands)
Commodity derivatives	$965	$(605)	$(12,285)

The following table presents the pretax gains (losses) relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Consolidated Statements of Operations for the years ended August 31, 2025, 2024 and 2023:

	Location of Gain (Loss)	2025	2024	2023
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$16,672	$16,454	$(14,853)

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

    The following tables present assets and liabilities, included on our Consolidated Balance Sheets, that are recognized at fair value on a recurring basis and indicate the fair value hierarchy utilized to determine these fair values. Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect classification of fair value assets and liabilities within the fair value hierarchy levels.

    Recurring fair value measurements as of August 31, 2025 and 2024, are as follows:

	2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$3,153	$132,535	$—	$135,688
Foreign exchange derivatives	—	43,527	—	43,527
Segregated investments and marketable securities	34,303	135,675	—	169,978
Other assets	110,532	—	—	110,532
Total	$147,988	$311,737	$—	$459,725
Liabilities
Commodity derivatives	$1,110	$166,798	$—	$167,908
Foreign exchange derivatives	—	11,771	—	11,771
Total	$1,110	$178,569	$—	$179,679

	2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Commodity derivatives	$2,454	$168,481	$—	$170,935
Foreign exchange derivatives	—	9,029	—	9,029
Segregated investments and marketable securities	15,069	136,258	—	151,327
Time deposits	—	500,921	—	500,921
Other assets	83,008	—	—	83,008
Total	$100,531	$814,689	$—	$915,220
Liabilities
Commodity derivatives	$1,641	$222,943	$—	$224,584
Foreign exchange derivatives	—	24,476	—	24,476
Total	$1,641	$247,419	$—	$249,060

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

    Segregated investments and marketable securities, time deposits and other assets. Our segregated investments and marketable securities and other assets are comprised primarily of investments in U.S. Treasury securities, common stock, money market funds, various government agencies, time deposits and rabbi trust assets. U.S. Treasury securities, common stock and money market funds are valued using quoted market prices and classified within Level 1. Investments in various government agency obligations, time deposits and rabbi trust assets are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and classified within Level 2.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $87.0 million were outstanding as of August 31, 2025. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees are current as of August 31, 2025.

Credit Commitments

    CHS Capital has commitments to extend credit to customers if there are no violations of any contractually established conditions. As of August 31, 2025, CHS Capital customers had additional available credit of $1.1 billion.

Unconditional Purchase Obligations

Unconditional purchase obligations are commitments to transfer funds in the future for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Our long-term unconditional purchase obligations primarily relate to pipeline and grain handling take-or-pay and throughput agreements and are not recorded on our Consolidated Balance Sheets. As of August 31, 2025, minimum future payments required under long-term commitments that are noncancelable and that third parties have used to secure financing for facilities that will provide contracted goods, are as follows:

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	Thereafter
	(Dollars in thousands)
Long-term unconditional purchase obligations	$385,899	$89,462	$69,350	$59,039	$56,335	$38,516	$73,197

Total payments under these arrangements were $92.0 million, $84.6 million and $77.8 million for the years ended August 31, 2025, 2024 and 2023, respectively.

Note 18        Related Party Transactions

    We purchase and sell grain and other agricultural commodity products from certain equity investees, primarily CF Nitrogen, Ventura Foods, Ardent Mills, TEMCO, LLC and Producer Ag. Sales to and purchases from related parties for the years ended August 31, 2025, 2024 and 2023, are as follows:

	2025	2024	2023
	(Dollars in thousands)
Sales	$2,374,201	$2,396,916	$1,653,125
Purchases	1,830,832	1,590,955	1,697,780

    Receivables due from and payables due to related parties as of August 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Due from related parties	$225,421	$334,778
Due to related parties	130,416	113,081

The amounts due from related parties associated with grain sales to Producer Ag were $153.6 million and $208.6 million, as of August 31, 2025 and 2024, respectively. These sales have 90-day payment terms and outstanding amounts due to CHS from Producer Ag are classified as trade receivables on our Consolidated Balance Sheets. There are no material past-due amounts arising from these sales as of August 31, 2025. On October 10, 2025, we announced our mutual agreement with MKC to start the process of ending our joint venture in Producer Ag.

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

    Lease expense is recognized on a straight-line basis over the lease term. The components of lease expense recognized in our Consolidated Statements of Operations as of August 31, 2025, 2024 and 2023, are as follows:

	2025	2024	2023
	(Dollars in thousands)
Operating lease expense	$95,551	$84,826	$77,588
Finance lease expense:
Amortization of assets	12,831	9,506	8,966
Interest on lease liabilities	2,256	1,964	1,646
Short-term lease expense	30,078	25,753	20,068
Variable lease expense	50	833	650
Total net lease expense*	$140,766	$122,882	$108,918
*Income related to sublease activity is not material and has been excluded from the table above.

    Supplemental balance sheet information related to operating and finance leases as of August 31, 2025 and 2024, is as follows:

	Balance Sheet Location	2025	2024
		(Dollars in thousands)
Operating leases
Assets
Operating lease right of use assets	Other assets	$238,718	$218,844
Liabilities
Current operating lease liabilities	Accrued expenses	$70,801	$61,796
Long-term operating lease liabilities	Other liabilities	170,604	161,494
Total operating lease liabilities		$241,405	$223,290

Finance leases
Assets
Finance lease assets	Property, plant and equipment	$71,773	$63,229
Liabilities
Current finance lease liabilities	Current portion of long-term debt	$10,447	$7,116
Long-term finance lease liabilities	Long-term debt	44,751	42,395
Total finance lease liabilities		$55,198	$49,511

Information related to the lease term and discount rate for operating and finance leases as of August 31, 2025 and 2024, is as follows:

	2025	2024
Weighted average remaining lease term (in years)
Operating leases	4.8	5.1
Finance leases	7.1	8.6
Weighted average discount rate
Operating leases	4.19%	3.85%
Finance leases	4.24%	3.99%

    Supplemental cash flow and other information related to operating and finance leases as of August 31, 2025, 2024 and 2023, is as follows:

	2025	2024	2023
	(Dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$85,976	$78,614	$71,798
Operating cash flows from finance leases	2,256	1,964	1,646
Financing cash flows from finance leases	9,772	7,716	8,571

Supplemental noncash information:
Right of use assets obtained in exchange for lease liabilities	$89,158	$73,183	$69,837
Right of use asset modifications	25,475	12,277	28,614

    Maturities of lease liabilities by fiscal year as of August 31, 2025, are as follows:

	August 31, 2025
	Finance Leases	Operating Leases
	(Dollars in thousands)
2026	$10,984	$75,886
2027	9,356	61,124
2028	8,227	44,889
2029	7,845	30,063
2030	7,046	19,854
Thereafter	22,289	34,643
Total maturities of lease liabilities	65,747	266,459
Less amounts representing interest	10,549	25,054
Present value of future minimum lease payments	55,198	241,405
Less current obligations	10,447	70,801
Long-term obligations	$44,751	$170,604

Note 20        Acquisitions

On January 2, 2025, we completed our acquisition of WCAS, a cooperative based in Ulen, Minnesota, that offers grain and agronomy services at locations in west-central Minnesota. The cash purchase price was $322.6 million, which includes $108.0 million for working capital. Prior to completing this acquisition, we also held a 50% ownership interest in Central Plains Ag Services ("CPAS"), a joint venture between CHS and WCAS that operates in eastern North Dakota and is now a wholly owned subsidiary of CHS. By acquiring WCAS and the remaining 50% ownership of CPAS, we were able to expand our grain and agronomy platforms in west-central Minnesota and eastern North Dakota, as well as add value for our owners.

    The acquisition-date fair value of the previous equity interest in CPAS was $28.9 million and is included in the measurement of consideration transferred. Allocation of the purchase price for this transaction resulted in $59.5 million for goodwill, which is nondeductible for tax purposes, and $62.5 million for definite-lived intangible assets. As this acquisition is not considered to have a material impact on our financial statements, pro forma results of operations are not presented. The acquisition resulted in fair value measurements that are not on a recurring basis and did not have a material impact on our consolidated results of operations. Purchase accounting has been finalized and the fair values assigned to the net assets acquired are as follows:

(Dollars in thousands)
Cash	$85,464
Other current assets	350,754
Property, plant and equipment	137,713
Goodwill	59,465
Other intangible assets	62,500
Other noncurrent assets	8,109
Current liabilities	(316,474)
Noncurrent liabilities	(37,075)
Total net assets acquired	$350,456

Operating results for WCAS are included in our Consolidated Statements of Operations from the day of the acquisition on January 2, 2025, through August 31, 2025, including revenues and income before income taxes of $266.6 million and $10.6 million, respectively.