Form 10-Q
period 2025-11-30
CHS INC
filed 2026-01-07
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2025
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of November 30, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward- looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward- looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2025. These factors may include changes in commodity prices; political, economic, legal and other risks of doing business globally; ongoing wars and global conflicts; global and regional factors impacting demand for our products; the impact of government policies, mandates, regulations and trade agreements, including the imposition of tariffs and retaliatory tariffs; the impact of inflation; the impact of competitive business markets; any loss of members who choose to do business with other companies instead of us; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance or nonpayment by contractual counterparties; deterioration in credit quality of third parties who owe us money; the effectiveness of our risk management strategies; actual or perceived quality, safety or health risks associated with our products; business interruptions, casualty losses and supply chain issues; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments; the impact of workforce factors; technological improvements and sustainability initiatives that decrease demand for our products; technical, legal and opportunistic-related risks from advancements in artificial intelligence; security breaches or other disruptions in our information technology systems or assets; increased scrutiny and changing expectations with respect to environmental, social and governance practices; failures or delays in achieving strategies or expectations related to climate change or other environmental matters; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; changes in federal income tax laws or our tax status; the impact and costs of compliance or noncompliance with applicable laws and regulations; the costs of compliance with environmental and energy laws and regulations; the impact of environmental liabilities and litigation; the impact of seasonality; the impairment of long-lived assets; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; limits on our ability to access equity capital due to our cooperative structure; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$374,694	$327,826
Receivables	3,988,684	3,686,585
Inventories	4,327,585	3,270,350
Other current assets	1,209,357	801,590
Total current assets	9,900,320	8,086,351
Investments	3,927,380	3,846,062
Property, plant and equipment	5,464,180	5,501,294
Other assets	1,451,733	1,430,142
Total assets	$20,743,613	$18,863,849
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,859,159	$1,152,457
Current portion of long-term debt	89,882	90,447
Accounts payable	3,641,125	2,717,648
Accrued expenses	602,387	695,965
Other current liabilities	775,942	625,969
Total current liabilities	6,968,495	5,282,486
Long-term debt	1,740,200	1,745,386
Other liabilities	828,096	755,803
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	6,066,677	6,103,605
Accumulated other comprehensive loss	(290,357)	(306,372)
Capital reserves	3,162,987	3,015,424
Total CHS Inc. equities	11,203,345	11,076,695
Noncontrolling interests	3,477	3,479
Total equities	11,206,822	11,080,174
Total liabilities and equities	$20,743,613	$18,863,849

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Revenues	$8,864,104	$9,294,112
Cost of goods sold	8,474,752	8,893,436
Gross profit	389,352	400,676
Marketing, general and administrative expenses	268,120	262,850
Operating earnings	121,232	137,826
Interest expense	37,351	27,648
Other income	(34,856)	(26,364)
Equity income from investments	(153,451)	(122,295)
Income before income taxes	272,188	258,837
Income tax expense	11,731	13,244
Net income	260,457	245,593
Net (loss) income attributable to noncontrolling interests	(26)	803
Net income attributable to CHS Inc.	$260,483	$244,790

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Net income	$260,457	$245,593
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	2,296	2,118
Cash flow hedges	(1,260)	1,481
Foreign currency translation adjustment	14,979	(11,859)
Other comprehensive income (loss), net of tax	16,015	(8,260)
Comprehensive income	276,472	237,333
Comprehensive (loss) income attributable to noncontrolling interests	(26)	803
Comprehensive income attributable to CHS Inc.	$276,498	$236,530

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$260,457	$245,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	170,836	147,684
Equity income from investments, net of distributions received	(79,998)	(85,532)
Provision for current expected credit losses	4,183	(3,103)
Deferred taxes	(11,361)	(33,374)
Other, net	(12,764)	(5,002)
Changes in operating assets and liabilities:
Receivables	(375,580)	(263,432)
Inventories	(1,057,235)	(833,878)
Accounts payable and accrued expenses	844,775	623,107
Other, net	(81,131)	(86,047)
Net cash used in operating activities	(337,818)	(293,984)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(115,998)	(192,663)
Proceeds from disposition of property, plant and equipment	4,468	7,394
Expenditures for major maintenance	(3,984)	(11,070)
Purchases of investments	(156,968)	—
Proceeds from sale and maturity of investments	135	162,131
Changes in CHS Capital notes receivable, net	27,130	26,254
Other investing activities, net	(2,653)	1,287
Net cash used in investing activities	(247,870)	(6,667)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	4,248,656	1,079,976
Payments on notes payable, long-term debt and finance lease obligations	(3,548,767)	(1,063,689)
Preferred stock dividends paid	(42,167)	(42,167)
Redemptions of equities	(13,759)	(9,831)
Other financing activities, net	246	(331)
Net cash provided by (used in) financing activities	644,209	(36,042)
Effect of exchange rate changes on cash and cash equivalents	(260)	(2,553)
Increase (decrease) in cash and cash equivalents and restricted cash	58,261	(339,246)
Cash and cash equivalents and restricted cash at beginning of period	399,260	873,862
Cash and cash equivalents and restricted cash at end of period	$457,521	$534,616

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1        Basis of Presentation, Significant Accounting Policies and Subsequent Events

Basis of Presentation

    These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full fiscal year because of the seasonal nature of our businesses, among other things. Our unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Effective September 1, 2025, we changed our segment reporting to align with our new product-line operating model, as further described in Note 10, Segment Reporting. Corresponding prior period amounts have been recast to conform to current period classification.

Significant Accounting Policies

    No significant accounting policies were updated or changed since our Annual Report on Form 10-K for the year ended August 31, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update
("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides additional transparency for income tax disclosures. This ASU is effective for our annual reporting for fiscal year 2026 on a prospective basis with an option for retrospective application and for interim reporting periods beginning in fiscal year 2027. As this ASU relates to disclosures only, there will be no effect on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosure about certain costs and expenses in the notes to financial statements. This ASU is effective for our annual reporting for fiscal year 2028 on either a prospective or retrospective basis and for interim reporting periods beginning in fiscal year 2029. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project, and it is probable that the project will be completed and the software used as intended. This ASU is effective for our annual reporting for fiscal year 2029 on either a prospective, retrospective or modified prospective transition method. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants: Accounting for Government Grants Received by Business Entities. This ASU provides recognition, measurement, presentation, and disclosure requirements for government grants. Under the new guidance, proceeds from government grants must be recognized in earnings during the same period the underlying costs associated with grant eligibility are incurred. However, grant income must not be recognized unless it is probable the grant will be received and the entity will comply with the conditions attached to the grant. This ASU is effective for our interim reporting beginning in fiscal year 2030. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under the existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for our interim reporting beginning in fiscal year 2029. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Subsequent Events

On October 10, 2025, we announced our mutual intent with Mid-Kansas Cooperative ("MKC") to start the process of ending our joint venture in Producer Ag. On December 31, 2025, we finalized an agreement for CHS to exit the joint venture. As a part of this agreement, CHS will receive consideration in the form of working capital in exchange for our equity interest, which represents approximately 57% of the net assets. We do not expect this agreement to have a material impact on our consolidated statements of operations.

Note 2        Revenues

    The following table presents revenues recognized under ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by operating segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three months ended November 30, 2025 and 2024. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended November 30, 2025	(Dollars in thousands)
Energy	$2,166,139	$198,738	$—	$2,364,877
Grains	500,618	4,713,297	1,439	5,215,354
Agronomy	1,238,005	—	—	1,238,005
Corporate and Services	30,464	—	15,404	45,868
Total revenues	$3,935,226	$4,912,035	$16,843	$8,864,104

Three Months Ended November 30, 2024*
Energy	$2,036,832	$259,638	$—	$2,296,470
Grains	539,966	5,137,607	1,599	5,679,172
Agronomy	1,264,034	—	—	1,264,034
Corporate and Services	39,619	—	14,817	54,436
Total revenues	$3,880,451	$5,397,245	$16,416	$9,294,112
*Prior period amounts have been recast to align with our new product-line operating model.

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $27.7 million and $11.8 million as of November 30, 2025, and August 31, 2025, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $202.1 million and $179.6 million as of November 30, 2025, and August 31, 2025, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended November 30, 2025 and 2024, we recognized revenues of $90.7 million and $127.6 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
Trade accounts receivable	$2,365,751	$2,122,697
CHS Capital short-term notes receivable	984,679	1,053,413
Other	724,207	592,187
Gross receivables	4,074,637	3,768,297
Less: allowances and reserves	85,953	81,712
Total receivables	$3,988,684	$3,686,585

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

Notes receivable from commercial borrowers are collateralized by various combinations of mortgages, personal property, accounts and notes receivable, inventories and assignments of certain regional cooperatives' capital stock. These loans are primarily originated in the states of Minnesota, Illinois, North Dakota and Montana. CHS Capital also has loans receivable from producer borrowers that are collateralized by various combinations of growing crops, livestock, inventories, accounts receivable, personal property and supplemental mortgages and are primarily originated in the same states as the commercial notes, as well as in South Dakota.

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $168.4 million and $123.8 million as of November 30, 2025, and August 31, 2025, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of November 30, 2025, and August 31, 2025, commercial notes represented 33% and 24%, respectively, and producer notes represented 67% and 76%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of November 30, 2025, CHS Capital customers had additional available credit of $1.4 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of November 30, 2025, or August 31, 2025.

Note 4        Inventories

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
Grain and oilseed	$1,869,445	$957,894
Energy	744,014	694,655
Agronomy	1,290,114	1,202,326
Processed grain and oilseed	133,222	134,498
Other	290,790	280,977
Total inventories	$4,327,585	$3,270,350

    As of November 30, 2025, and August 31, 2025, we valued approximately 14% and 18%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $286.1 million and $361.1 million as of November 30, 2025, and August 31, 2025, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,631,395	$2,535,119
Ventura Foods, LLC	533,259	527,227
Ardent Mills, LLC	236,308	237,052
Other equity method investments	385,821	407,678
Other investments	140,597	138,986
Total investments	$3,927,380	$3,846,062

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments during the three months ended November 30, 2025 and 2024, consist of CF Industries Nitrogen, LLC ("CF Nitrogen") and Ventura Foods, LLC ("Ventura Foods"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $796.3 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of November 30, 2025.

CF Nitrogen

    We have a $2.6 billion investment in CF Nitrogen, a strategic venture with CF Industries Holdings, Inc. ("CF Industries"). The investment consists of an approximate 8.38% membership interest (based on product tons) in CF Nitrogen. We account for this investment using the hypothetical liquidation at book value method, recognizing our share of the earnings and losses of CF Nitrogen as equity income from investments in our Agronomy segment based on our contractual claims on the entity's net assets pursuant to the liquidation provisions of CF Nitrogen's Limited Liability Company Agreement, adjusted for semiannual cash distributions.

    The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the three months ended November 30, 2025 and 2024.

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Net sales	$1,070,528	$787,948
Gross profit	421,733	215,712
Net earnings	404,201	199,497
Earnings attributable to CHS Inc.	96,276	56,817

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., Ltd., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment is included in Corporate and Services.

The following table provides summarized unaudited financial information for our equity method investment in Ventura Foods for the three months ended November 30, 2025 and 2024.

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Net sales	$838,166	$798,723
Gross profit	153,345	120,948
Net earnings	52,947	41,857
Earnings attributable to CHS Inc.	26,474	20,929

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of November 30, 2025. Notes payable as of November 30, 2025, and August 31, 2025, consisted of the following:

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
Notes payable	$712,022	$584,226
CHS Capital notes payable	1,147,137	568,231
Total notes payable	$1,859,159	$1,152,457

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were $215.0 million and $180.0 million borrowings outstanding on this facility as of November 30, 2025, and August 31, 2025. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of November 30, 2025, total availability under the Securitization Facility was $809.0 million, of which $800.0 million was utilized. As of August 31, 2025, total availability under the Securitization Facility was $802.6 million, of which $296.0 million was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $250.0 million for certain eligible receivables and notes receivables of the Originators. As of November 30, 2025, total availability under the Repurchase Facility was $250.0 million, of which $250.0 million was utilized. As of August 31, 2025, $159.7 million was utilized.

We have a $300.0 million revolving term loan facility (the "Facility") which can be paid down and readvanced in an amount up to the referenced $300.0 million until October 29, 2026. On October 29, 2026, the total funded loan balance outstanding will revert to a nonrevolving term loan that is payable on October 29, 2029. As of November 30, 2025, and August 31, 2025, there were no amounts outstanding under this Facility. Subsequent to November 30, 2025, we drew $300.0 million on this Facility for long-term capital planning purposes and utilized the proceeds to reduce short-term amounts outstanding.

The following table presents summarized long-term debt (including the current portion) as of November 30, 2025, and August 31, 2025.

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
Private placement debt	$1,783,000	$1,783,000
Finance lease liabilities	49,526	55,198
Deferred financing costs	(3,908)	(3,894)
Other	1,464	1,529
Total long-term debt	1,830,082	1,835,833
Less current portion	89,882	90,447
Long-term portion	$1,740,200	$1,745,386

Interest expense for the three months ended November 30, 2025 and 2024, was $37.4 million and $27.6 million, respectively, net of capitalized interest of $7.3 million and $7.5 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended November 30, 2025, was 4.3%, compared to 5.1% for the three months ended November 30, 2024. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity assumptions. Income taxes and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

    Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $101.2 million and $96.5 million of the unrecognized tax benefits would ultimately benefit our effective tax rate as of November 30, 2025, and August 31, 2025, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended November 30, 2025 and 2024, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2025	$3,743,060	$26,888	$2,333,657	$2,264,038	$(306,372)	$3,015,424	$3,479	$11,080,174
Reversal of prior fiscal year redemption estimates	13,759	—	—	—	—	—	—	13,759
Redemptions of equities	(9,980)	(74)	(3,705)	—	—	—	—	(13,759)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	8,192	(498)	(7,502)	—	—	(16,213)	24	(15,997)
Net income (loss)	—	—	—	—	—	260,483	(26)	260,457
Other comprehensive income, net of tax	—	—	—	—	16,015	—	—	16,015
Estimated 2026 cash patronage refunds	—	—	—	—	—	(12,373)	—	(12,373)
Estimated 2026 equity redemptions	(37,120)	—	—	—	—	—	—	(37,120)
Balances, November 30, 2025	$3,717,911	$26,316	$2,322,450	$2,264,038	$(290,357)	$3,162,987	$3,477	$11,206,822

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924
Reversal of prior fiscal year redemption estimates	9,831	—	—	—	—	—	—	9,831
Redemptions of equities	(7,138)	(156)	(2,537)	—	—	—	—	(9,831)
Preferred stock dividends	—	—	—	—	—	(84,334)	—	(84,334)
Other, net	(5)	—	—	—	—	2,859	(1,367)	1,487
Net income	—	—	—	—	—	244,790	803	245,593
Other comprehensive loss, net of tax	—	—	—	—	(8,260)	—	—	(8,260)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(49,011)	—	(49,011)
Estimated 2025 equity redemptions	(49,011)	—	—	—	—	—	—	(49,011)
Balances, November 30, 2024	$3,707,020	$27,105	$2,199,228	$2,264,038	$(304,802)	$2,919,830	$5,969	$10,818,388

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three months ended November 30, 2025 and 2024.

		Three Months Ended November 30,
	Nasdaq symbol	2025	2024
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$1.00	$1.00
Class B Cumulative Redeemable, Series 1	CHSCO	$0.98	$0.98
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.88	$0.88
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.84	$0.84
Class B Cumulative Redeemable, Series 4	CHSCL	$0.94	$0.94

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended November 30, 2025 and 2024, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2025, net of tax	$(199,578)	$2,763	$(109,557)	$(306,372)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	1,240	14,916	16,156
Amounts reclassified	3,032	(2,904)	—	128
Total other comprehensive income (loss), before tax	3,032	(1,664)	14,916	16,284
Tax effect	(736)	404	63	(269)
Other comprehensive income (loss), net of tax	2,296	(1,260)	14,979	16,015
Balance as of November 30, 2025, net of tax	$(197,282)	$1,503	$(94,578)	$(290,357)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	6,200	(11,913)	(5,713)
Amounts reclassified	2,805	(4,238)	—	(1,433)
Total other comprehensive income (loss), before tax	2,805	1,962	(11,913)	(7,146)
Tax effect	(687)	(481)	54	(1,114)
Other comprehensive income (loss), net of tax	2,118	1,481	(11,859)	(8,260)
Balance as of November 30, 2024, net of tax	$(193,855)	$3,258	$(114,205)	$(304,802)

    Amounts reclassified from accumulated other comprehensive income (loss) were related to pension and other postretirement benefits, cash flow hedges and foreign currency translation adjustments. Pension and other postretirement reclassifications include amortization of net actuarial loss, prior service credit and transition amounts and are recorded as cost of goods sold and marketing, general and administrative expenses (see Note 9, Benefit Plans, for further information). As described in Note 11, Derivative Financial Instruments and Hedging Activities, amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges are recorded in cost of goods sold. Gains or losses on foreign currency translation reclassifications are recorded in other income.

Note 9        Benefit Plans

    We have various pension and other defined benefit and defined contribution plans, in which substantially all employees may participate. We also have nonqualified supplemental executive and Board of Directors retirement plans.

    Components of net periodic benefit costs for the three months ended November 30, 2025 and 2024, are as follows:

	Three Months Ended November 30,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,348	$10,932	$831	$757	$210	$211
Interest cost	9,027	8,725	335	289	281	285
Expected return on assets	(12,579)	(11,744)	—	—	—	—
Prior service cost (credit) amortization	(149)	50	(8)	(12)	(111)	(111)
Actuarial loss (gain) amortization	4,125	3,204	246	200	(299)	(309)
Net periodic benefit cost	$11,772	$11,167	$1,404	$1,234	$81	$76

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the three months ended November 30, 2025, and we do not anticipate being required to make contributions to our pension plans in fiscal 2026, although we may voluntarily elect to do so.

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

Effective September 1, 2025, we implemented a new product-line operating model, which changed the manner in which our chief operating decision maker ("CODM"), our Chief Executive Officer, evaluates performance and allocates resources in managing the business. As a result of this change, all prior period segment information has been recast to conform to the current year presentation. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, and have three reportable segments: Energy, Grains and Agronomy. The primary measure of segment profit or loss used by our CODM to regularly evaluate financial performance, make key operating decisions and determine resource allocation of and among each operating segment is Income before Income Taxes ("IBIT"). Our CODM regularly reviews discrete financial information, including IBIT, that compares actual results to the prior period, current period budget and current period forecast by each reportable segment. We have identified our significant segment expenses as cost of goods sold ("COGS") and marketing, general and administrative expenses ("MG&A"). Total assets is not a measure by which the CODM assesses our performance or allocates resources, and asset information is therefore not included within our segment reporting disclosures.

•The Energy segment consists of our wholesale and retail activities within the refined fuels, propane and lubricants product lines. The refined fuels product line includes petroleum refining, pipelines and terminals and markets gasoline, diesel fuel and renewable fuels under the Cenex® brand to member cooperatives and other independent retailers. The lubricants product line includes the blending, sale and distribution of primarily Cenex® brand lubricants, and the propane product line markets propane and other natural gas liquids through wholesale and retail market channels. Previously, this segment included our transportation services business, which is now reported under Corporate and Services.
•The Grains segment comprises our global grain marketing and processing activities as part of the feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Grains segment connects producers to domestic and global grain markets through a broad origination and distribution network. It markets commodities such as wheat, corn, ethanol, soybeans, oilseeds and specialty grains. The segment operates grain facilities and trading offices across five continents, serving processors, food manufacturers and renewable fuel producers. Further, the Grains segment produces ethanol and is one of the nation's largest suppliers of ethanol inputs into gasoline products, while also specializing in soybean and canola processing. These results had been included within the former Ag segment.
•The Agronomy segment consists of our wholesale and retail agronomy activities within the crop nutrients and crop protection product lines. The Agronomy segment provides crop inputs and agronomy services to farmers, member cooperatives and retailers. It offers crop nutrients, crop protection products and seed, including both proprietary and third-party brands. The Agronomy segment also includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Our supply agreement with CF Nitrogen requires us to purchase a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. These results had been included within the former Ag and Nitrogen Production segments.
•Our ag retail business, which was included in our former Ag segment, is now incorporated into the Energy, Grains and Agronomy segments based on the specific products sold and their relevant product lines.

    The Company's remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within Corporate and Services. Corporate and Services primarily represents our financing and hedging businesses, which provide services to our members and consist of a financial services business and a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for agricultural commodities hedging. Our nonconsolidated investments in Ventura Foods, LLC, and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Services category. All other nonconsolidated investments are included in our Energy, Grains and Agronomy segments.

Corporate administrative expenses and interest are allocated to each reportable segment and Corporate and Services, based on direct use of services, such as information technology and legal, and other factors or considerations relevant to the costs incurred.

    Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. Our retail business, which offers products and services across the Energy, Grains and Agronomy segments, primarily experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively, and our global grain and processing operations within Grains are subject to fluctuations in volume and revenues based on producer harvests, world grain prices, demand and international trade relationships. Additionally, our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment typically experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons.

    Our revenues, assets and cash flows can be significantly affected by global market prices for commodities such as petroleum products, natural gas, grain, oilseed, crop nutrients, edible oils and flour. Changes in market prices for commodities that we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Commodity prices are affected by a wide range of factors beyond our control, including weather; crop damage due to plant disease or insects; drought; availability and adequacy of supply; demand variability; availability of reliable rail, river, truck and ocean transportation networks; outbreaks of disease; government regulations and policies; global trade disputes; global competition; wars and civil unrest; and general political and economic conditions.

    While our revenues and operating results are derived primarily from businesses and operations that are wholly owned or subsidiaries and limited liability companies in which we have a controlling interest, a portion of our business operations are conducted through companies in which we do not have a controlling interest or do not control the operations. We account for these investments primarily using the equity method of accounting, wherein we record our proportionate share of income or loss reported by the entity as equity income from investments, without consolidating the revenues and expenses of the entity in our Condensed Consolidated Statements of Operations. In our Agronomy segment, this primarily consists of our approximate 8.38% membership interest (based on product tons) in CF Nitrogen. In Corporate and Services, this principally includes our 50% ownership in Ventura Foods and our 12% ownership in Ardent Mills. See Note 5, Investments, for more information related to our equity method investments.

    Reconciling amounts represent the elimination of revenues between segments. Such transactions are executed at market prices to more accurately evaluate the profitability of the individual business segments.

Segment information for the three months ended November 30, 2025 and 2024, is presented in the tables below.

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Three Months Ended November 30, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$2,367,788	$5,218,901	$1,244,511	$8,831,200	$80,392	$(47,488)	$8,864,104
Intersegment revenues	(2,911)	(3,547)	(6,506)	(12,964)	(34,524)	47,488	—
Revenues, net of intersegment revenues	$2,364,877	$5,215,354	$1,238,005	$8,818,236	$45,868	$—	$8,864,104
Cost of goods sold (a)	2,128,540	5,127,842	1,197,847	8,454,229	20,523	—	8,474,752
Marketing, general and administrative expenses	81,498	92,145	76,480	250,123	17,997	—	268,120
Interest expense	(721)	25,215	23,342	47,836	498	(10,983)	37,351
Other losses (income)	111	(38,357)	(2,269)	(40,515)	(5,324)	10,983	(34,856)
Equity (income) losses from investments	3,102	(27,733)	(94,199)	(118,830)	(34,621)	—	(153,451)
Income before income taxes	$152,347	$36,242	$36,804	$225,393	$46,795	$—	$272,188

Capital expenditures (b)	$22,964	$69,593	$9,051	$101,608	$18,374	$—	$119,982
Depreciation and amortization	$101,579	$45,821	$19,979	$167,379	$3,457	$—	$170,836

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Three Months Ended November 30, 2024	(Dollars in thousands)
Revenues, including intersegment revenues	$2,300,405	$5,679,859	$1,264,203	$9,244,467	$92,195	$(42,550)	$9,294,112
Intersegment revenues	(3,935)	(687)	(169)	(4,791)	(37,759)	42,550	—
Revenues, net of intersegment revenues	$2,296,470	$5,679,172	$1,264,034	$9,239,676	$54,436	$—	$9,294,112
Cost of goods sold (a)	2,203,705	5,454,251	1,208,053	8,866,009	27,427	—	8,893,436
Marketing, general and administrative expenses	82,949	93,109	66,733	242,791	20,059	—	262,850
Interest expense	(2,066)	10,021	24,608	32,563	844	(5,759)	27,648
Other income	(4,527)	(11,195)	(8,893)	(24,615)	(7,508)	5,759	(26,364)
Equity (income) loss from investments	685	(34,014)	(54,574)	(87,903)	(34,392)	—	(122,295)
Income before income taxes	$15,724	$167,000	$28,107	$210,831	$48,006	$—	$258,837

Capital expenditures (b)	$87,604	$95,478	$17,890	$200,972	$2,761	$—	$203,733
Depreciation and amortization	$86,585	$46,218	$13,197	$146,000	$1,684	$—	$147,684
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

Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of current derivative assets recorded on our Condensed Consolidated Balance Sheets as of November 30, 2025, and August 31, 2025, was $218.8 million and $177.2 million, respectively. The amount of current derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of November 30, 2025, and August 31, 2025, was $227.1 million and $178.0 million, respectively. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of November 30, 2025, and August 31, 2025, was $3.1 million and $2.0 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of November 30, 2025, and August 31, 2025, was $1.5 million and $1.7 million, respectively.

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

	November 30, 2025
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$177,541	$—	$25,955	$151,586
Foreign exchange derivatives	40,635	—	4,832	35,803
Total	$218,176	$—	$30,787	$187,389
Derivative liabilities
Commodity derivatives	$212,373	$500	$25,955	$185,918
Foreign exchange derivatives	14,316	—	4,832	9,484
Total	$226,689	$500	$30,787	$195,402

	August 31, 2025
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$130,491	$—	$10,715	$119,776
Foreign exchange derivatives	43,527	—	9,379	34,148
Total	$174,018	$—	$20,094	$153,924
Derivative liabilities
Commodity derivatives	$166,122	$232	$10,715	$155,175
Foreign exchange derivatives	11,771	—	9,379	2,392
Total	$177,893	$232	$20,094	$157,567

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three months ended November 30, 2025 and 2024.

		Three Months Ended November 30,
	Location of Gain (Loss)	2025	2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(12,836)	$72,456
Foreign exchange derivatives	Cost of goods sold	(6,004)	(8,841)
Foreign exchange derivatives	Marketing, general and administrative expenses	232	(2,259)
Total		$(18,608)	$61,356

Commodity Contracts

    As of November 30, 2025, and August 31, 2025, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	November 30, 2025		August 31, 2025
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	486,431	958,782	468,345	702,025
Energy products (barrels)	18,359	16,341	10,059	6,687
Processed grain and oilseed (tons)	1,279	2,648	1,168	2,429
Crop nutrients (tons)	31	39	29	32
Natural gas (metric million Btu)	480	—	180	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.7 billion at both November 30, 2025, and August 31, 2025.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. The aggregate notional amounts of cash flow hedges were 3.0 million and 5.1 million barrels as of November 30, 2025, and August 31, 2025, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	November 30, 2025	August 31, 2025	Balance Sheet Location	November 30, 2025	August 31, 2025
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$3,769	$5,197	Other current liabilities	$1,940	$1,786

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three months ended November 30, 2025 and 2024.

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Commodity derivatives	$(1,582)	$1,823

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three months ended November 30, 2025 and 2024.

		Three Months Ended November 30,
	Location of Gain	2025	2024
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$3,195	$4,529

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

    Recurring fair value measurements as of November 30, 2025, and August 31, 2025, are as follows:

	November 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$2,177	$179,133	$—	$181,310
Foreign exchange derivatives	—	40,635	—	40,635
Segregated investments and marketable securities	38,502	125,553	—	164,055
Time deposits	—	156,968	—	156,968
Money market funds	250,003	—	—	250,003
Other assets	33,093	—	—	33,093
Total	$323,775	$502,289	$—	$826,064
Liabilities
Commodity derivatives	$1,634	$212,679	$—	$214,313
Foreign exchange derivatives	—	14,316	—	14,316
Total	$1,634	$226,995	$—	$228,629

	August 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$3,153	$132,535	$—	$135,688
Foreign exchange derivatives	—	43,527	—	43,527
Segregated investments and marketable securities	34,303	135,675	—	169,978
Money market funds	78,393	—	—	78,393
Other assets	32,139	—	—	32,139
Total	$147,988	$311,737	$—	$459,725
Liabilities
Commodity derivatives	$1,110	$166,798	$—	$167,908
Foreign exchange derivatives	—	11,771	—	11,771
Total	$1,110	$178,569	$—	$179,679

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

Segregated investments and marketable securities. Our segregated investments and marketable securities are comprised primarily of investments in U.S. Treasury securities, common stock and various government agency obligations.

Time deposits, money market funds and other assets. Our time deposits, money market funds and other assets are comprised primarily of investments in foreign time deposits with original maturities greater than ninety days, money market sweep accounts and rabbi trust assets.

U.S. Treasury securities, common stock, money market sweep accounts and rabbi trust assets are valued using quoted market prices and classified within Level 1. Investments in time deposits and various government agency obligations are valued using quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and classified within Level 2.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $115.7 million were outstanding on November 30, 2025. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of November 30, 2025.

Note 14        Other Current Assets and Liabilities

    Other current assets and liabilities as of November 30, 2025, and August 31, 2025, are as follows:

	November 30, 2025	August 31, 2025
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$218,845	$177,231
Margin and related deposits	200,458	183,817
Prepaid expenses	185,240	204,826
Supplier advance payments	302,112	104,866
Restricted cash	82,827	71,434
Other	219,875	59,416
Total other current assets	$1,209,357	$801,590
Other current liabilities
Customer margin deposits and credit balances	$106,001	$94,148
Customer advance payments	294,403	233,804
Derivative liabilities (Note 11)	227,130	178,017
Dividends and equity payable	148,408	120,000
Total other current liabilities	$775,942	$625,969

Note 15        Acquisitions

On January 2, 2025, we completed the acquisition of West Central Ag Services ("WCAS"), a cooperative based in Ulen, Minnesota, that offers grain and agronomy services at locations in west-central Minnesota. The cash purchase price was $322.6 million, which includes $108.0 million for working capital. Prior to completing this acquisition, we also held a 50% ownership interest in Central Plains Ag Services ("CPAS"), a joint venture between CHS and WCAS that operates in eastern North Dakota and is now a wholly owned subsidiary of CHS. By acquiring WCAS and the remaining 50% ownership of CPAS, we were able to expand our grain and agronomy platforms in west-central Minnesota and eastern North Dakota, as well as add value for our owners.

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

    Operating results for WCAS are included in our Condensed Consolidated Statements of Operations from the day of the acquisition on January 2, 2025. WCAS revenues and income before income taxes were $18.0 million and $2.3 million, respectively, for the three months ended November 30, 2025.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Business Strategy
•Fiscal 2026 First Quarter Highlights
•Fiscal 2026 Trends Update
•Operating Metrics
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•Recent Accounting Pronouncements

    Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2025 (including the information presented therein under Risk Factors), as well as the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Effective September 1, 2025, we changed the internal financial information reviewed by our chief operating decision maker ("CODM"), our Chief Executive Officer, to evaluate performance and allocate resources to our operating segments. As a result of this change, all prior period segment information has been recast to conform to the current year presentation. We have three reportable segments: Energy, Grains and Agronomy.

•The Energy segment consists of our wholesale and retail activities within the refined fuels, propane and lubricants product lines. The refined fuels product line includes petroleum refining, pipelines and terminals and markets gasoline, diesel fuel and renewable fuels under the Cenex® brand to member cooperatives and other independent retailers. The lubricants product line includes the blending, sale and distribution of primarily Cenex® brand lubricants, and the propane product line markets propane and other natural gas liquids through wholesale and retail market channels. Previously, this segment included our transportation services business, which is now reported under Corporate and Services.
•The Grains segment comprises our global grain marketing and processing activities as part of the feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Grains segment connects producers to domestic and global grain markets through a broad origination and distribution network. It markets commodities such as wheat, corn, ethanol, soybeans, oilseeds and specialty grains. The segment operates grain facilities and trading offices across five continents, serving processors, food manufacturers and renewable fuel producers. Further, the Grains segment produces ethanol and is one of the nation's largest suppliers of ethanol inputs into gasoline products, while also specializing in soybean and canola processing. These results had been included within the former Ag segment.
•The Agronomy segment consists of our wholesale and retail agronomy activities within the crop nutrients and crop protection product lines. The Agronomy segment provides crop inputs and agronomy services to farmers, member cooperatives and retailers. It offers crop nutrients, crop protection products and seed, including both proprietary and third-party brands. The Agronomy segment also includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Our supply agreement with CF Nitrogen requires us to purchase a specified quantity of granular urea and urea ammonium nitrate annually from CF Nitrogen. These results had been included within the former Ag and Nitrogen Production segments.
•Our ag retail business, which was included in our former Ag segment, is now incorporated into the Energy, Grains and Agronomy segments based on the specific products sold and their relevant product lines.

    The Company's remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within Corporate and Services. Corporate and Services primarily represents our financing and hedging businesses, which provide services to our members and consist of a financial services business and a U.S. Commodity Futures Trading Commission-regulated futures commission merchant ("FCM") for agricultural commodities hedging. Our nonconsolidated investments in Ventura Foods, LLC ("Ventura Foods"), and Ardent Mills, LLC ("Ardent Mills"), are also included in our Corporate and Services category. All other nonconsolidated investments are included in our Energy, Grains and Agronomy segments.

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

    Seasonality. Many of our business activities are highly seasonal and our operating results vary throughout the year. Our revenues and IBIT generally trend lower during the second fiscal quarter and increase in the third fiscal quarter. For example, in our Grains segment, our retail business generally experiences higher volumes and revenues during the fall harvest and spring planting seasons, which generally correspond to our first and third fiscal quarters, respectively, and our global grain and processing operations within Grains are subject to fluctuations in volumes and revenues based on producer harvests, world grain prices, global demand and international trade relationships. Our Agronomy segment generally experiences higher volumes and revenues during the spring planting season. Our Energy segment generally experiences higher volumes and revenues in certain operating areas, such as refined fuel products, in the spring, summer and early fall when gasoline and diesel fuel use by agricultural producers is highest and is subject to global supply and demand forces. Other energy products, such as propane, generally experience higher volumes and revenues during the winter heating and fall crop-drying seasons. The tables below demonstrate the historical trend of seasonality inherent in our businesses.

Quarterly revenues as a percentage of annual total	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023	3-Year Average
Q1	26%	29%	28%	28%
Q2	22%	23%	25%	23%
Q3	28%	25%	26%	26%
Q4	24%	23%	21%	23%

Quarterly IBIT as a percentage of annual total	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023	3-Year Average
Q1	42%	47%	41%	43%
Q2	(14)%	17%	16%	6%
Q3	42%	28%	28%	33%
Q4	30%	8%	15%	18%

Pricing and Volumes. Our revenues, assets and cash flows can be significantly affected by global market prices and sales volumes of commodities such as petroleum products, natural gas, grain, oilseed products and agronomy products. Changes in market prices for commodities we purchase without a corresponding change in the selling prices of those products can affect revenues and operating earnings. Similarly, increased or decreased sales volumes without a corresponding change in the purchase and selling prices of those products can affect revenues and operating earnings. Commodity prices and sales volumes are affected by a wide range of factors beyond our control, including weather; crop damage due to plant disease or insects; drought; availability/adequacy of supply of a commodity; availability of reliable rail, river, truck and ocean transportation networks; disease outbreaks; government regulations and policies; global trade disputes; global competition; wars and civil unrest; and general political and/or economic conditions.

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

Fiscal 2026 First Quarter Highlights

•Strong performance in our Energy segment, driven by strengthened refining margins and record premium diesel sales volumes.
•Continued headwinds in Grains due to global trade factors and commodity market dynamics.
•Solid performance in Agronomy, driven largely by our CF Nitrogen joint venture but partially offset by a weaker U.S. farm economy.

Fiscal 2026 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2026. These factors include, among others, the ongoing war between Russia and Ukraine and conflict in the Middle East and other regions; shifts in global trade flows for commodities, including global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products; potential changes in U.S. trade policy, including increased or fluctuating tariffs; a changing interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which have been volatile in recent years and could positively or negatively impact our profitability; a weaker farm economy and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to be headwinds for us in fiscal 2026. Further, in light of uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of reduced margins for energy and agricultural commodities to persist throughout fiscal 2026. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2025, for additional considerations these and other risks may have on our business operations and financial performance.

We will continue to execute our enterprise priorities for fiscal 2026, including maximizing our segments through our integrated supply chains and capitalizing on domestic and global opportunities, as we navigate less favorable market conditions for energy and agricultural commodities.

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

The following table provides information about our consolidated refinery operations.

	Three Months Ended November 30,
	2025	2024
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	112,732	110,330
All other crude oil	72,164	69,313
Other feedstocks and blendstocks	19,608	18,465
Total refinery throughput volumes	204,504	198,108
Refined fuel yields
Gasolines	96,629	93,936
Distillates	89,268	86,518

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The U.S. Environmental Protection Agency ("EPA") generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs increasing by 51% and 54%, respectively, during the three months ended November 30, 2025, compared to the same period during the prior fiscal year. Estimates of our RIN expenses are calculated using an average RIN price each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Supply and demand in the global and North American refined product markets resulted in increased crack spreads during the three months ended November 30, 2025, compared to the same period of the prior year, contributing to higher IBIT for the Energy segment. The table below provides information about average market reference prices and differentials that impacted our Energy segment.

	Three Months Ended November 30,
	2025	2024
Market indicators
WTI crude oil (dollars per barrel)	$61.04	$70.13
WTI - WCS crude oil discount (dollars per barrel)	$11.35	$13.05
Group 3 2:1:1 crack spread (dollars per barrel)*	$26.61	$16.88
Group 3 5:3:2 crack spread (dollars per barrel)*	$24.50	$16.15
D6 ethanol RIN (dollars per RIN)	$0.9987	$0.6632
D4 biodiesel RIN (dollars per RIN)	$1.0190	$0.6632
*Group 3 refers to the oil refining and distribution system serving Midwest markets from the Gulf Coast through the Plains states.

Grains

    Our Grains segment is primarily composed of our global grain marketing, processing and retail grains activities for our feed grains, oilseeds, wheat, specialty grains and animal nutrition product lines. The Grains segment connects producers to domestic and global grain markets through a broad origination and distribution network and markets commodities such as wheat, corn, soybeans, oilseeds and specialty grains. We operate grain facilities and trading offices across five continents, serving processors, food manufacturers and renewable fuel producers. Profitability in our Grains segment is largely driven by throughput and production volumes, as well as commodity price spreads; however, revenues and cost of goods sold ("COGS") are largely affected by market-driven commodity prices and weather-related conditions outside our control.

The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes that impacted our Grains segment.

		Three Months Ended November 30,
	Market Source*	2025	2024
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.28	$4.20
Soybeans (dollars per bushel)	Chicago Board of Trade	$10.80	$10.10
Wheat (dollars per bushel)	Chicago Board of Trade	$5.24	$5.62
Ethanol (dollars per gallon)	Chicago Platts	$1.88	$1.63

Volumes
Grain and oilseed (thousands of bushels)		657,587	628,025
North American grain and oilseed port throughput (thousands of bushels)		253,717	201,469
Ethanol (thousands of gallons)		165,122	136,747
*Market source information represents the average week-end or month-end price during the period.

Agronomy

    Our Agronomy segment is primarily composed of our wholesale and retail agronomy activities within our crop nutrients and crop protection product lines. This segment provides innovative agriculture solutions to farmers and retailers across the country. Dedicated to supporting farmer success with effective agronomy practices, we offer crop nutrients, crop protection products and seed, including both proprietary and third-party brands. Our Agronomy segment includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Products in the Agronomy segment are supported by wholesale and retail channels from investment in domestic manufacturing and strategic relationships with suppliers around the world. Profitability in our Agronomy segment is largely driven by the relationship between global and regional supply and demand for the underlying products and raw materials, costs of inputs used in the fertilizer manufacturing process and strength of the agricultural industry throughout the trade territories in which we operate. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes for our Agronomy segment.

		Three Months Ended November 30,
	Market Source*	2025	2024
Commodity prices
Urea (dollars per ton)	Green Markets NOLA	$381.31	$318.29
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$326.52	$216.22

Volumes
Wholesale crop nutrients (thousands of tons)		1,545	1,830
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Three Months Ended November 30, 2025 and 2024

	Three Months Ended November 30,
	2025	% of Revenues*	2024	% of Revenues*
	(Dollars in thousands)
Revenues	$8,864,104	100.0%	$9,294,112	100.0%
Cost of goods sold	8,474,752	95.6	8,893,436	95.7
Gross profit	389,352	4.4	400,676	4.3
Marketing, general and administrative expenses	268,120	3.0	262,850	2.8
Operating earnings	121,232	1.4	137,826	1.5
Interest expense	37,351	0.4	27,648	0.3
Other income	(34,856)	(0.4)	(26,364)	(0.3)
Equity income from investments	(153,451)	(1.7)	(122,295)	(1.3)
Income before income taxes	272,188	3.1	258,837	2.8
Income tax expense	11,731	0.1	13,244	0.1
Net income	260,457	2.9	245,593	2.6
Net (loss) income attributable to noncontrolling interests	(26)	—	803	—
Net income attributable to CHS Inc.	$260,483	2.9%	$244,790	2.6%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The table below details revenues, net of intersegment revenues, and IBIT by segment for the three months ended November 30, 2025.

	Energy	Grains	Agronomy	Corporate and Services	Total
Three Months Ended November 30, 2025	(Dollars in thousands)
Revenues	$2,364,877	$5,215,354	$1,238,005	$45,868	$8,864,104
Income before income taxes	$152,347	$36,242	$36,804	$46,795	$272,188

Operating Segments

Energy

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,364,877	$2,296,470	$68,407	3.0%
Income before income taxes	$152,347	$15,724	$136,623	868.9%

    The following commentary presents the changes in our Energy segment for the three months ended November 30, 2025, compared to the three months ended November 30, 2024.

	Revenues	IBIT
For the three months ended Nov 30, 2025:	(Dollars in thousands)
Volume	$173,073	$3,731
Price impact on Revenues and price/margin impact on IBIT	(104,666)	139,841
Other IBIT	—	(6,949)
Total change	$68,407	$136,623

Total Energy segment revenues increased $68.4 million, or 3.0%, during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to the following:
•Strong sales volumes of refined fuels and propane products, driven by heavy harvest activity, increased revenues. We experienced record quarterly sales volumes of Cenex® premium diesel.
•This was partially offset by lower commodity selling prices, driven by refined fuels and propane products.

Energy segment IBIT increased $136.6 million during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to the following:
•Higher crack spreads on refined fuels products, driven by lower crude costs, contributed to an increase in price/margin.

Grains

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,215,354	$5,679,172	$(463,818)	(8.2%)
Income before income taxes	$36,242	$167,000	$(130,758)	(78.3%)

    The following commentary presents the changes in our Grains segment for the three months ended November 30, 2025, compared to the three months ended November 30, 2024.

	Revenues	IBIT
For the three months ended Nov 30, 2025:	(Dollars in thousands)
Volume	$(113,448)	$929
Price impact on Revenues and price/margin impact on IBIT	(350,370)	(138,338)
Other IBIT	—	6,651
Total change	$(463,818)	$(130,758)

Total Grains segment revenues decreased $463.8 million, or 8.2%, during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily as a result of the following:
•Lower selling prices for oilseed and wheat commodities stemming from global market conditions contributed to the Grains segment price decrease.
•Reduced volumes, primarily attributable to lower oilseed exports in the Pacific Northwest and lower feed grains volumes in the Danube region, further decreased revenues.

Grains segment IBIT decreased $130.8 million, or 78.3%, during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily as a result of the following:

•Price/margin was negatively impacted by decreased retail and domestic feed grains margins, partially offset by increased ethanol crush margins; decreased oilseed crush margins; weaker wheat margins due to a challenging spring wheat harvest; and the timing impact of mark-to-market adjustments associated with commodity derivatives.
•Volume was flat, driven by higher feed grain and wheat export volumes but offset by lower oilseed export volumes.

Agronomy

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,238,005	$1,264,034	$(26,029)	(2.1%)
Income before income taxes	$36,804	$28,107	$8,697	30.9%

The following commentary presents the changes in our Agronomy segment for the three months ended November 30, 2025, compared to the three months ended November 30, 2024.

	Revenues	IBIT
For the three months ended Nov 30, 2025:	(Dollars in thousands)
Volume	$(137,014)	$(6,067)
Price impact on Revenues and price/margin impact on IBIT	110,985	(9,755)
Other IBIT	—	24,519
Total change	$(26,029)	$8,697

    Total Agronomy segment revenues decreased $26.0 million, or 2.1%, during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to the following:
•Reduced sales volumes, driven primarily by lower wholesale and retail crop nutrients volumes from a weaker U.S. farm economy, decreased revenues.
•This was partially offset by higher wholesale and retail crop nutrient per-ton prices, which increased revenues.

    Total Agronomy segment IBIT increased $8.7 million, or 30.9%, during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to the following:
•Strong performance from our investment in CF Nitrogen, driven by increased urea and UAN prices, increased IBIT.
•This was partially offset by declines in price/margin across crop nutrients and crop protection products, due to increased crop nutrient per-ton prices and market dynamics.

Other Business Activities

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$45,868	$54,436	$(8,568)	(15.7%)
Corporate and Services IBIT	$46,795	$48,006	$(1,211)	(2.5%)

There were no significant changes on a dollar basis to revenues or IBIT in Corporate and Services during the three months ended November 30, 2025, compared to same period in the prior fiscal year.

Cost of Goods Sold

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,474,752	$8,893,436	$(418,684)	(4.7%)

Consolidated cost of goods sold decreased by $418.7 million, or 4.7%, during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to the following:
•Lower costs for wheat, feed grains and oilseed commodity grain products due to global supply and demand dynamics affecting the Grains segment and
•Decreased costs for refined fuels products within the Energy segment.

Marketing, General and Administrative Expenses

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$268,120	$262,850	$5,270	2.0%

    Marketing, general and administrative expenses increased during the three months ended November 30, 2025, primarily due to depreciation associated with our enterprise resource planning system.

Interest Expense

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest expense	$37,351	$27,648	$9,703	35.1%

    Interest expense increased during the three months ended November 30, 2025, as a result of a higher short-term notes payable balance compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Other income	$34,856	$26,364	$8,492	32.2%

    Other income increased during the three months ended November 30, 2025, primarily due to unrealized gains on investments and increased interest income compared to the same period in the prior fiscal year.

Equity Income from Investments

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$153,451	$122,295	$31,156	25.5%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the three months ended November 30, 2025, as compared to the same period during the prior fiscal year, primarily due to higher equity income from our investment in CF Nitrogen as a result of higher urea and UAN prices, as well as decreased natural gas costs.

Income Tax Expense

	Three Months Ended November 30,		Change
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income tax expense	$11,731	$13,244	$(1,513)	(11.4%)

    Decreased income tax expense during the three months ended November 30, 2025, reflects the mix of full-year earnings projected across business units relative to the prior year and current equity assumptions. Effective tax rates for the three months ended November 30, 2025 and 2024, were 4.3% and 5.1%, respectively. Federal and state statutory rates of 24.2% and 24.5% were applied to nonpatronage business activity for the three months ended November 30, 2025 and 2024, respectively. Income tax expense and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

Liquidity and Capital Resources

    In assessing our financial condition, we consider factors such as working capital, internal benchmarking related to our applicable covenants and other financial information. The following financial information is used when assessing our liquidity and capital resources to meet our capital allocation priorities, which include maintaining the safety and compliance of our operations, meeting debt maturity obligations, paying interest on debt and preferred stock dividends, returning cash to our member-owners in the form of cash patronage and equity redemptions and taking advantage of strategic opportunities that benefit our member-owners.

	November 30, 2025	August 31, 2025
	(Dollars in thousands)
Cash and cash equivalents	$374,694	$327,826
Notes payable	1,859,159	1,152,457
Long-term debt including current maturities	1,830,082	1,835,833
Total equities	11,206,822	11,080,174
Working capital	2,931,825	2,803,865
Current ratio*	1.4	1.5
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2026:

•Capital expenditures. We expect total capital expenditures for fiscal 2026 to be approximately $575.1 million, compared to capital expenditures of $728.6 million in fiscal 2025, as we continue to invest in capital expenditures for projects to meet the evolving needs of our owners and customers and enhance value for the cooperative system during fiscal 2026. During the three months ended November 30, 2025, we acquired $116.0 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2026 to be approximately $53.3 million, compared to major maintenance of $271.4 million in fiscal 2025. Decreased major maintenance for fiscal 2026 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our McPherson refinery during fiscal 2025. During the three months ended November 30, 2025, we had $4.0 million in major maintenance.
•Debt and interest. We expect to repay approximately $91.8 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $105.0 million during fiscal 2026. During the three months ended November 30, 2025, we repaid $3.0 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of November 30, 2025. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2026. Dividends paid on our preferred stock during the three months ended November 30, 2025, were $42.2 million.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2025 patronage-sourced earnings to be paid to our member-owners during fiscal 2026.
•Equity redemptions. Our Board of Directors authorized approximately $90.0 million of equity redemptions to be distributed in fiscal 2026 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the three months ended November 30, 2025, we redeemed $13.8 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond 12 months) operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of November 30, 2025. Based on our current fiscal 2026 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. Working capital as of November 30, 2025, and August 31, 2025, was as follows:

	November 30, 2025	August 31, 2025	Change
	(Dollars in thousands)
Current assets	$9,900,320	$8,086,351	$1,813,969
Less current liabilities	6,968,495	5,282,486	1,686,009
Working capital	$2,931,825	$2,803,865	$127,960

As of November 30, 2025, working capital increased by $128.0 million compared to August 31, 2025. Current asset balance changes increased working capital by $1.8 billion, primarily due to increases in inventories, which were driven by seasonality in our business. Current liability balance changes decreased working capital by $1.7 billion, primarily due to increases in accounts payable, which were also driven by seasonality in our business.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2025. No material changes occurred during the three months ended November 30, 2025.

Cash Flows

    The following table presents summarized cash flow data for the three months ended November 30, 2025 and 2024.

	Three Months Ended November 30,
	2025	2024	Change
	(Dollars in thousands)
Net cash used in operating activities	$(337,818)	$(293,984)	$(43,834)
Net cash used in investing activities	(247,870)	(6,667)	(241,203)
Net cash provided by (used in) financing activities	644,209	(36,042)	680,251
Effect of exchange rate changes on cash and cash equivalents	(260)	(2,553)	2,293
Increase (decrease) in cash and cash equivalents and restricted cash	$58,261	$(339,246)	$397,507

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $43.8 million year-over-year increase in cash used in operating activities primarily reflects increased inventories, which were partially offset by increased accounts payable, during the first three months of fiscal 2026 as compared to the same period during fiscal 2025.
    The $241.2 million increase in cash used in investing activities primarily reflects purchases of investments and decreased proceeds from the sale of short-term investments during the first three months of fiscal 2026 compared to the same period during fiscal 2025, partially offset by decreased acquisitions of property, plant and equipment.

    The $680.3 million increase in cash provided by financing activities primarily reflects increased net cash inflows associated with our notes payable due to increased short-term funding needs for working capital.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of November 30, 2025, all shares of which are listed on the Global Select Market of Nasdaq.

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2025, have not materially changed during the three months ended November 30, 2025.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended November 30, 2025, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of November 30, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

On September 1, 2025, we implemented a new product-line operating model. As a result of this change, we analyze the results of our business through the following operating segments: Energy, Grains, Agronomy and Corporate and Services. Our processes, procedures and controls have been refined as appropriate.

There were no other changes in internal control over financial reporting during the quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

    There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2025.

ITEM 5.     OTHER INFORMATION

During the three months ended November 30, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

CHS Inc.
(Registrant)

Date:	January 7, 2026	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer