Form 10-Q
period 2026-02-28
CHS INC
filed 2026-04-08
CIK 823277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 28, 2026
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-36079
CHS Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0251095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Unless the context otherwise requires, for purposes of this Quarterly Report on Form 10-Q, the words "CHS," "we," "us" and "our" refer to CHS Inc., a Minnesota cooperative corporation, and its subsidiaries as of February 28, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our other CHS Inc. publicly available documents contain, and our officers, directors and representatives may from time to time make "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our businesses, financial condition and results of operations, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward- looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward- looking statements are discussed or identified in our filings made with the U.S. Securities and Exchange Commission, including in the "Risk Factors" discussion in Item 1A of CHS Annual Report on Form 10-K for the fiscal year ended August 31, 2025. These factors may include changes in commodity prices; political, economic, legal and other risks of doing business globally; ongoing wars and global conflicts; global and regional factors impacting the supply of or demand for our products; the impact of government policies, mandates, regulations and trade agreements, including the imposition of tariffs and retaliatory tariffs; the impact of inflation; the impact of competitive business markets; any loss of members who choose to do business with other companies instead of us; the impact of market acceptance of alternatives to refined petroleum products; consolidation among our suppliers and customers; nonperformance or nonpayment by contractual counterparties; deterioration in credit quality of third parties who owe us money; the effectiveness of our risk management strategies; actual or perceived quality, safety or health risks associated with our products; business interruptions, casualty losses and supply chain issues; the impact of epidemics, pandemics, outbreaks of disease and other adverse public health developments; the impact of workforce factors; technological improvements and sustainability initiatives that decrease demand for our products; technical, legal and opportunistic-related risks from advancements in artificial intelligence; security breaches or other disruptions in our information technology systems or assets; increased scrutiny and changing expectations with respect to environmental, social and governance practices; failures or delays in achieving strategies or expectations related to climate change or other environmental matters; our ability to complete, integrate and benefit from acquisitions, strategic alliances, joint ventures, divestitures and other nonordinary course-of-business events; changes in federal income tax laws or our tax status; the impact and costs of compliance or noncompliance with applicable laws and regulations; the costs of compliance with environmental and energy laws and regulations; the impact of environmental liabilities and litigation; the impact of seasonality; the impairment of long-lived assets; our funding needs and financing sources; financial institutions’ and other capital sources’ policies concerning energy-related businesses; limits on our ability to access equity capital due to our cooperative structure; and other factors affecting our businesses generally. Any forward-looking statements made by us in this document are based only on information currently available to us and speak only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$248,472	$327,826
Receivables	3,603,449	3,686,585
Inventories	4,886,738	3,270,350
Other current assets	1,517,293	801,590
Total current assets	10,255,952	8,086,351
Investments	3,767,436	3,846,062
Property, plant and equipment, net	5,431,747	5,501,294
Other assets	1,453,399	1,430,142
Total assets	$20,908,534	$18,863,849
LIABILITIES AND EQUITIES
Current liabilities:
Notes payable	$1,995,108	$1,152,457
Current portion of long-term debt	149,064	90,447
Accounts payable	2,890,513	2,717,648
Accrued expenses	603,720	695,965
Other current liabilities	1,443,038	625,969
Total current liabilities	7,081,443	5,282,486
Long-term debt	1,983,616	1,745,386
Other liabilities	783,180	755,803
Commitments and contingencies (Note 13)
Equities:
Preferred stock	2,264,038	2,264,038
Equity certificates	6,084,911	6,103,605
Accumulated other comprehensive loss	(274,638)	(306,372)
Capital reserves	2,982,635	3,015,424
Total CHS Inc. equities	11,056,946	11,076,695
Noncontrolling interests	3,349	3,479
Total equities	11,060,295	11,080,174
Total liabilities and equities	$20,908,534	$18,863,849

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(Dollars in thousands)
Revenues	$8,353,791	$7,796,191	$17,217,895	$17,090,303
Cost of goods sold	8,327,973	7,719,876	16,802,725	16,613,312
Gross profit	25,818	76,315	415,170	476,991
Marketing, general and administrative expenses	267,609	248,268	535,729	511,118
Operating loss	(241,791)	(171,953)	(120,559)	(34,127)
Interest expense	43,757	25,205	81,108	52,853
Other income	(34,957)	(20,376)	(69,813)	(46,740)
Equity income from investments	(85,614)	(92,070)	(239,065)	(214,365)
(Loss) income before income taxes	(164,977)	(84,712)	107,211	174,125
Income tax (benefit) expense	(17,787)	(8,709)	(6,056)	4,535
Net (loss) income	(147,190)	(76,003)	113,267	169,590
Net (loss) income attributable to noncontrolling interests	(138)	(249)	(164)	554
Net (loss) income attributable to CHS Inc.	$(147,052)	$(75,754)	$113,431	$169,036

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(Dollars in thousands)
Net (loss) income	$(147,190)	$(76,003)	$113,267	$169,590
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits	3,464	2,461	5,760	4,579
Cash flow hedges	(280)	258	(1,540)	1,739
Foreign currency translation adjustment	12,535	(269)	27,514	(12,128)
Other comprehensive income (loss), net of tax	15,719	2,450	31,734	(5,810)
Comprehensive (loss) income	(131,471)	(73,553)	145,001	163,780
Comprehensive (loss) income attributable to noncontrolling interests	(138)	(249)	(164)	554
Comprehensive (loss) income attributable to CHS Inc.	$(131,333)	$(73,304)	$145,165	$163,226

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

CHS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$113,267	$169,590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred major maintenance	343,464	302,712
Equity income from investments, net of distributions received	64,899	12,087
Provision for current expected credit losses	1,308	(3,461)
Deferred taxes	(4,487)	(10,985)
Other, net	(23,611)	(4,000)
Changes in operating assets and liabilities:
Receivables	(388,563)	(13,951)
Inventories	(1,359,051)	(1,358,021)
Accounts payable and accrued expenses	96,228	(565,901)
Other, net	249,715	140,106
Net cash used in operating activities	(906,831)	(1,331,824)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(220,959)	(357,570)
Proceeds from disposition of property, plant and equipment	5,554	8,181
Expenditures for major maintenance	(10,934)	(45,732)
Purchases of short-term investments	(156,968)	—
Proceeds from sale and maturity of short-term and other investments	47,104	508,415
Changes in CHS Capital notes receivable, net	139,631	88,682
Business acquisitions, net of cash acquired	—	(236,461)
Other investing activities, net	(8,696)	(11,398)
Net cash used in investing activities	(205,268)	(45,883)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	8,672,119	7,571,556
Payments on notes payable, long-term debt and finance lease obligations	(7,504,199)	(6,207,861)
Preferred stock dividends paid	(84,334)	(84,334)
Redemptions of equities	(27,866)	(16,327)
Cash patronage dividends paid	(19,076)	(229,470)
Other financing activities, net	(382)	(1,385)
Net cash provided by financing activities	1,036,262	1,032,179
Effect of exchange rate changes on cash and cash equivalents	243	(600)
Decrease in cash and cash equivalents and restricted cash	(75,594)	(346,128)
Cash and cash equivalents and restricted cash at beginning of period	399,260	873,862
Cash and cash equivalents and restricted cash at end of period	$323,666	$527,734

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides additional transparency for income tax disclosures. This ASU is effective for our annual reporting for fiscal year 2026 on a prospective basis with an option for retrospective application and for interim reporting periods beginning in fiscal year 2027. While the adoption of this ASU will not impact the recognition or measurement of income taxes, it will result in expanded and enhanced income tax disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project and it is probable the project will be completed and the software used as intended. This ASU is effective for our annual reporting for fiscal year 2029 on either a prospective, retrospective or modified prospective transition method. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants: Accounting for Government Grants Received by Business Entities. This ASU provides recognition, measurement, presentation and disclosure requirements for government grants. Under the new guidance, proceeds from government grants must be recognized in earnings during the same period the underlying costs associated with grant eligibility are incurred. However, grant income must not be recognized unless it is probable the grant will be received and the entity will comply with the conditions attached to the grant. This ASU is effective for our interim reporting beginning in fiscal year 2030. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, and adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for our interim reporting beginning in fiscal year 2029. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 2        Revenues

    The following table presents revenues recognized under ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), disaggregated by operating segment, as well as the amount of revenues recognized under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), and other applicable accounting guidance for the three and six months ended February 28, 2026 and 2025. Other applicable accounting guidance primarily includes revenues recognized under ASC Topic 470, Debt, and ASC Topic 842, Leases, that fall outside the scope of ASC Topic 606.

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Three Months Ended February 28, 2026	(Dollars in thousands)
Energy	$1,838,603	$252,966	$—	$2,091,569
Grains	430,139	4,744,203	2,746	5,177,088
Agronomy	1,032,073	—	—	1,032,073
Corporate and Services	36,989	—	16,072	53,061
Total revenues	$3,337,804	$4,997,169	$18,818	$8,353,791

Three Months Ended February 28, 2025*
Energy	$1,656,759	$158,083	$—	$1,814,842
Grains	509,441	4,465,401	1,143	4,975,985
Agronomy	945,109	—	—	945,109
Corporate and Services	46,287	—	13,968	60,255
Total revenues	$3,157,596	$4,623,484	$15,111	$7,796,191

	ASC Topic 606	ASC Topic 815	Other Guidance	Total Revenues
Six Months Ended February 28, 2026	(Dollars in thousands)
Energy	$4,004,742	$451,704	$—	$4,456,446
Grains	940,374	9,447,883	4,185	10,392,442
Agronomy	2,270,078	—	—	2,270,078
Corporate and Services	67,453	—	31,476	98,929
Total revenues	$7,282,647	$9,899,587	$35,661	$17,217,895

Six Months Ended February 28, 2025*
Energy	$3,693,591	$417,721	$—	$4,111,312
Grains	1,049,407	9,603,008	2,742	10,655,157
Agronomy	2,209,143	—	—	2,209,143
Corporate and Services	85,906	—	28,785	114,691
Total revenues	$7,038,047	$10,020,729	$31,527	$17,090,303
*Prior period amounts have been recast to align with our new product-line operating model.

Less than 1% of revenues accounted for under ASC Topic 606 included within the tables above are recorded over time and relate primarily to service contracts.

Contract Assets and Contract Liabilities

    Contract assets relate to unbilled amounts arising from goods that have already been transferred to customers where the right to payment is not conditional on the passage of time. This results in recognition of an asset as the amount of revenue recognized at a certain point in time exceeds the amount billed to customers. Contract assets are recorded in receivables within our Condensed Consolidated Balance Sheets and were $34.0 million and $11.8 million as of February 28, 2026, and August 31, 2025, respectively.

Contract liabilities relate to advance payments received from customers for goods and services that we have yet to provide. Contract liabilities of $731.7 million and $179.6 million as of February 28, 2026, and August 31, 2025, respectively, are recorded within other current liabilities on our Condensed Consolidated Balance Sheets. For the three months ended February 28, 2026 and 2025, we recognized revenues of $33.1 million and $38.7 million related to contract liabilities, respectively. For the six months ended February 28, 2026 and 2025, we recognized revenues of $109.6 million and $166.3 million related to contract liabilities, respectively. These amounts were included in the other current liabilities balance at the beginning of the respective period.

Note 3        Receivables

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
Trade accounts receivable	$2,713,491	$2,122,697
CHS Capital short-term notes receivable	853,216	1,053,413
Other	118,708	592,187
Gross receivables	3,685,415	3,768,297
Less: allowances and reserves	81,966	81,712
Total receivables	$3,603,449	$3,686,585

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

    In addition to the short-term balances included in the table above, CHS Capital had long-term notes receivable, with durations of generally not more than 10 years, totaling $152.7 million and $123.8 million as of February 28, 2026, and August 31, 2025, respectively. The long-term notes receivable are included in other assets on our Condensed Consolidated Balance Sheets. As of February 28, 2026, and August 31, 2025, commercial notes represented 41% and 24%, respectively, and producer notes represented 59% and 76%, respectively, of total CHS Capital notes receivable.

    CHS Capital has commitments to extend credit to customers if there are no violations of contractually established conditions. As of February 28, 2026, CHS Capital customers had additional available credit of $1.3 billion. No significant troubled debt restructuring activity occurred, and no third-party customer or borrower accounted for more than 10% of the total receivables balance as of February 28, 2026, or August 31, 2025.

Note 4        Inventories

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
Grain and oilseed	$1,790,114	$957,894
Energy	738,164	694,655
Agronomy	1,888,789	1,202,326
Processed grain and oilseed	128,738	134,498
Other	340,933	280,977
Total inventories	$4,886,738	$3,270,350

    As of February 28, 2026, and August 31, 2025, we valued approximately 14% and 18%, respectively, of inventories, primarily crude oil and refined fuels within our Energy segment, using the lower of cost, determined on the last in, first out ("LIFO") method, or net realizable value. If the first in, first out ("FIFO") method of accounting had been used, inventories would have been higher than the reported amount by $348.1 million and $361.1 million as of February 28, 2026, and August 31, 2025, respectively. Actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations are based on management's estimates of expected year-end inventory levels and values and are subject to final year-end LIFO inventory valuation.

Note 5        Investments

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
Equity method investments:
CF Industries Nitrogen, LLC	$2,495,778	$2,535,119
Ventura Foods, LLC	515,383	527,227
Ardent Mills, LLC	236,312	237,052
Other equity method investments	375,579	407,678
Other investments	144,384	138,986
Total investments	$3,767,436	$3,846,062

Joint ventures and other investments in which we have significant ownership and influence, but not control, are accounted for in our condensed consolidated financial statements using the equity method of accounting. Our significant equity method investments during the six months ended February 28, 2026 and 2025, consist of CF Industries Nitrogen, LLC ("CF Nitrogen") and Ventura Foods, LLC ("Ventura Foods"), which are summarized below. In addition to the recognition of our share of income from equity method investments, our equity method investments are evaluated for indicators of other-than-temporary impairment on an ongoing basis in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Other investments consist primarily of investments in cooperatives without readily determinable fair values and are generally recorded at cost, unless an impairment or other observable market price change occurs that requires an adjustment. We had approximately $623.0 million in cumulative undistributed earnings from our equity method investees included in the investments balance as of February 28, 2026.

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

The following table provides summarized unaudited financial information for our equity method investment in CF Nitrogen for the six months ended February 28, 2026 and 2025.

	Six Months Ended February 28,
	2026	2025
	(Dollars in thousands)
Net sales	$2,209,565	$1,702,088
Gross profit	810,452	462,475
Net earnings	753,714	431,053
Earnings attributable to CHS Inc.	161,741	111,779

Ventura Foods

    We have a 50% interest in Ventura Foods, a joint venture with Mitsui & Co., Ltd., that produces and distributes edible oil-based products. We account for Ventura Foods as an equity method investment, and our share of the results of this equity method investment is included in Corporate and Services.

The following table provides summarized unaudited financial information for our equity method investment in Ventura Foods for the six months ended February 28, 2026 and 2025.

	Six Months Ended February 28,
	2026	2025
	(Dollars in thousands)
Net sales	$1,608,653	$1,543,284
Gross profit	228,091	224,751
Net earnings	27,670	67,605
Earnings attributable to CHS Inc.	13,835	33,803

Producer Ag

On October 10, 2025, we announced our mutual intent with Mid-Kansas Cooperative ("MKC") to start the process of ending our joint venture in Producer Ag. On December 31, 2025, we finalized an agreement for CHS to exit the joint venture. As a part of this agreement, CHS received consideration in the form of working capital, primarily inventory and cash, in exchange for our equity interest, which represented approximately 57% of the net assets, and amounts previously owed to CHS.

As of February 28, 2026, following the final settlement, CHS had no remaining investment balance in Producer Ag, and the settlement had no impact on our Consolidated Statements of Operations.

Note 6        Notes Payable and Long-Term Debt

Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants as of February 28, 2026. Notes payable as of February 28, 2026, and August 31, 2025, consisted of the following:

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
Notes payable	$852,514	$584,226
CHS Capital notes payable	1,142,594	568,231
Total notes payable	$1,995,108	$1,152,457

    Our primary line of credit is a five-year unsecured revolving credit facility with a syndicate of domestic and international banks. The credit facility provides a committed amount of $2.8 billion that expires on April 21, 2028. There were $250.0 million and $180.0 million in borrowings outstanding on this facility as of February 28, 2026, and August 31, 2025. We also maintain certain uncommitted bilateral facilities to support our working capital needs.

    We have a receivables and loans securitization facility ("Securitization Facility") with certain unaffiliated financial institutions ("Purchasers"). Under the Securitization Facility, we and certain of our subsidiaries ("Originators") sell trade accounts and notes receivable ("Receivables") to Cofina Funding, LLC ("Cofina"), a wholly-owned, bankruptcy-remote, indirect subsidiary of CHS. Cofina in turn transfers the Receivables to the Purchasers, and this arrangement is accounted for as secured financing. We use the proceeds from the sale of Receivables under the Securitization Facility for general corporate purposes, and settlements are made on a monthly basis. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible Receivables generated during the normal course of business. The Securitization Facility consists of a committed portion with a maximum availability of $850.0 million and an uncommitted portion with a maximum availability of $250.0 million. As of February 28, 2026, total availability under the Securitization Facility was $954.3 million, of which $850.0 million was utilized. As of August 31, 2025, total availability under the Securitization Facility was $802.6 million, of which $296.0 million was utilized.

    We also have a repurchase facility ("Repurchase Facility"). Under the Repurchase Facility, we can obtain repurchase agreement financing up to $250.0 million for certain eligible receivables and notes receivables of the Originators. As of

February 28, 2026, we fully utilized the amount available to us under the Repurchase Facility totaling $206.8 million. As of August 31, 2025, $159.7 million was utilized.

During the period ended February 28, 2026, we drew $300.0 million on our revolving term loan facility (the "Facility") for long-term capital planning purposes and utilized the proceeds to reduce short-term amounts outstanding. Our intent is to allow the balance outstanding to revert to a nonrevolving term loan that is payable on October 29, 2029. As of February 28, 2026, and August 31, 2025, there were $300.0 million and no amounts outstanding under this Facility, respectively.

The following table presents summarized long-term debt (including the current portion) as of February 28, 2026, and August 31, 2025.

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
Private placement debt	$1,783,000	$1,783,000
Term loan	300,000	—
Finance lease liabilities	51,975	55,198
Deferred financing costs	(3,751)	(3,894)
Other	1,456	1,529
Total long-term debt	2,132,680	1,835,833
Less current portion	149,064	90,447
Long-term portion	$1,983,616	$1,745,386

Interest expense for the three months ended February 28, 2026 and 2025, was $43.8 million and $25.2 million, respectively, net of capitalized interest of $7.0 million and $7.1 million, respectively. Interest expense for the six months ended February 28, 2026 and 2025, was $81.1 million and $52.9 million, respectively, net of capitalized interest of $14.4 million and $14.6 million, respectively.

Note 7        Income Taxes

    Our effective tax rate for the three months ended February 28, 2026, was (10.8)%, compared to (10.3)% for the three months ended February 28, 2025. Our effective tax rate for the six months ended February 28, 2026, was (5.6)%, compared to 2.6% for the six months ended February 28, 2025. Our income tax expense reflects the mix of full-year earnings projected across business units and current equity assumptions. Income taxes and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

Our uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Reserves are recorded against unrecognized tax benefits when we believe certain fully supportable tax return positions are likely to be challenged, and we may not prevail. If we were to prevail on all positions taken in relation to uncertain tax positions, $103.4 million and $96.5 million of the unrecognized tax benefits would benefit our effective tax rate as of February 28, 2026, and August 31, 2025, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could change significantly in the next 12 months.

Note 8        Equities

Changes in Equities

Changes in equities for the three months ended February 28, 2026 and 2025, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2025	$3,717,911	$26,316	$2,322,450	$2,264,038	$(290,357)	$3,162,987	$3,477	$11,206,822
Reversal of prior fiscal year patronage and redemption estimates	(40,926)	—	(144,101)	—	—	218,210	—	33,183
Distribution of 2025 patronage refunds	54,230	—	144,097	—	—	(217,403)	—	(19,076)
Redemptions of equities	(9,977)	(48)	(4,082)	—	—	—	—	(14,107)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(105)	—	(6)	—	—	179	10	78
Net loss	—	—	—	—	—	(147,052)	(138)	(147,190)
Other comprehensive income, net of tax	—	—	—	—	15,719	—	—	15,719
Estimated 2026 cash patronage refunds	—	—	—	—	—	7,881	—	7,881
Estimated 2026 equity redemptions	19,152	—	—	—	—	—	—	19,152
Balances, February 28, 2026	$3,740,285	$26,268	$2,318,358	$2,264,038	$(274,638)	$2,982,635	$3,349	$11,060,295

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, November 30, 2024	$3,707,020	$27,105	$2,199,228	$2,264,038	$(304,802)	$2,919,830	$5,969	$10,818,388
Reversal of prior fiscal year patronage and redemption estimates	(70,765)	—	(282,431)	—	—	589,196	—	236,000
Distribution of 2024 patronage refunds	75,884	—	283,766	—	—	(589,120)	—	(229,470)
Redemptions of equities	(5,007)	(54)	(1,435)	—	—	—	—	(6,496)
Preferred stock dividends	—	—	—	—	—	(42,167)	—	(42,167)
Other, net	(3)	(16)	(15)	—	—	(6,086)	(515)	(6,635)
Net loss	—	—	—	—	—	(75,754)	(249)	(76,003)
Other comprehensive income, net of tax	—	—	—	—	2,450	—	—	2,450
Estimated 2025 cash patronage refunds	—	—	—	—	—	36,859	—	36,859
Estimated 2025 equity redemptions	(18,798)	—	—	—	—	—	—	(18,798)
Balances, February 28, 2025	$3,688,331	$27,035	$2,199,113	$2,264,038	$(302,352)	$2,832,758	$5,205	$10,714,128

Changes in equities for the six months ended February 28, 2026 and 2025, are as follows:

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2025	$3,743,060	$26,888	$2,333,657	$2,264,038	$(306,372)	$3,015,424	$3,479	$11,080,174
Reversal of prior fiscal year patronage and redemption estimates	(27,167)	—	(144,101)	—	—	218,210	—	46,942
Distribution of 2025 patronage refunds	54,230	—	144,097	—	—	(217,403)	—	(19,076)
Redemptions of equities	(19,957)	(122)	(7,787)	—	—	—	—	(27,866)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	8,087	(498)	(7,508)	—	—	(16,034)	34	(15,919)
Net income (loss)	—	—	—	—	—	113,431	(164)	113,267
Other comprehensive income, net of tax	—	—	—	—	31,734	—	—	31,734
Estimated 2026 cash patronage refunds	—	—	—	—	—	(4,492)	—	(4,492)
Estimated 2026 equity redemptions	(17,968)	—	—	—	—	—	—	(17,968)
Balances, February 28, 2026	$3,740,285	$26,268	$2,318,358	$2,264,038	$(274,638)	$2,982,635	$3,349	$11,060,295

	Equity Certificates				Accumulated Other Comprehensive Loss
	Capital Equity Certificates	Nonpatronage Equity Certificates	Nonqualified Equity Certificates	Preferred Stock		Capital Reserves	Noncontrolling Interests	Total Equities
	(Dollars in thousands)
Balances, August 31, 2024	$3,753,343	$27,261	$2,201,765	$2,264,038	$(296,542)	$2,805,526	$6,533	$10,761,924
Reversal of prior fiscal year patronage and redemption estimates	(60,934)	—	(282,431)	—	—	589,196	—	245,831
Distribution of 2024 patronage refunds	75,884	—	283,766	—	—	(589,120)	—	(229,470)
Redemptions of equities	(12,145)	(210)	(3,972)	—	—	—	—	(16,327)
Preferred stock dividends	—	—	—	—	—	(126,501)	—	(126,501)
Other, net	(8)	(16)	(15)	—	—	(3,227)	(1,882)	(5,148)
Net income	—	—	—	—	—	169,036	554	169,590
Other comprehensive loss, net of tax	—	—	—	—	(5,810)	—	—	(5,810)
Estimated 2025 cash patronage refunds	—	—	—	—	—	(12,152)	—	(12,152)
Estimated 2025 equity redemptions	(67,809)	—	—	—	—	—	—	(67,809)
Balances, February 28, 2025	$3,688,331	$27,035	$2,199,113	$2,264,038	$(302,352)	$2,832,758	$5,205	$10,714,128

Preferred Stock Dividends

    The following table presents a summary of dividends declared per share by series of preferred stock for the three and six months ended February 28, 2026 and 2025.

		Three Months Ended February 28,		Six Months Ended February 28,
	Nasdaq symbol	2026	2025	2026	2025
Series of preferred stock:		(Dollars per share)
8% Cumulative Redeemable	CHSCP	$0.50	$0.50	$1.50	$1.50
Class B Cumulative Redeemable, Series 1	CHSCO	$0.49	$0.49	$1.48	$1.48
Class B Reset Rate Cumulative Redeemable, Series 2	CHSCN	$0.44	$0.44	$1.33	$1.33
Class B Reset Rate Cumulative Redeemable, Series 3	CHSCM	$0.42	$0.42	$1.27	$1.27
Class B Cumulative Redeemable, Series 4	CHSCL	$0.47	$0.47	$1.41	$1.41

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended February 28, 2026 and 2025, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2025, net of tax	$(197,282)	$1,503	$(94,578)	$(290,357)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	125	12,707	12,832
Amounts reclassified	4,574	(495)	—	4,079
Total other comprehensive income (loss), before tax	4,574	(370)	12,707	16,911
Tax effect	(1,110)	90	(172)	(1,192)
Other comprehensive income (loss), net of tax	3,464	(280)	12,535	15,719
Balance as of February 28, 2026, net of tax	$(193,818)	$1,223	$(82,043)	$(274,638)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of November 30, 2024, net of tax	$(193,855)	$3,258	$(114,205)	$(304,802)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	3,619	(504)	3,115
Amounts reclassified	3,260	(3,277)	—	(17)
Total other comprehensive income (loss), before tax	3,260	342	(504)	3,098
Tax effect	(799)	(84)	235	(648)
Other comprehensive income (loss), net of tax	2,461	258	(269)	2,450
Balance as of February 28, 2025, net of tax	$(191,394)	$3,516	$(114,474)	$(302,352)

Changes in accumulated other comprehensive income (loss) by component for the six months ended February 28, 2026 and 2025, are as follows:

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2025, net of tax	$(199,578)	$2,763	$(109,557)	$(306,372)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	1,365	27,623	28,988
Amounts reclassified	7,606	(3,399)	—	4,207
Total other comprehensive income (loss), before tax	7,606	(2,034)	27,623	33,195
Tax effect	(1,846)	494	(109)	(1,461)
Other comprehensive income (loss), net of tax	5,760	(1,540)	27,514	31,734
Balance as of February 28, 2026, net of tax	$(193,818)	$1,223	$(82,043)	$(274,638)

	Pension and Other Postretirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
	(Dollars in thousands)
Balance as of August 31, 2024, net of tax	$(195,973)	$1,777	$(102,346)	$(296,542)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	—	9,819	(12,417)	(2,598)
Amounts reclassified	6,065	(7,515)	—	(1,450)
Total other comprehensive income (loss), before tax	6,065	2,304	(12,417)	(4,048)
Tax effect	(1,486)	(565)	289	(1,762)
Other comprehensive income (loss), net of tax	4,579	1,739	(12,128)	(5,810)
Balance as of February 28, 2025, net of tax	$(191,394)	$3,516	$(114,474)	$(302,352)

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

    Components of net periodic benefit costs for the three months ended February 28, 2026 and 2025, are as follows:

	Three Months Ended February 28,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$11,348	$10,932	$831	$757	$210	$211
Interest cost	9,027	8,725	335	289	281	285
Expected return on assets	(12,579)	(11,744)	—	—	—	—
Prior service (credit) cost amortization	(149)	50	(8)	(12)	(111)	(111)
Actuarial loss (gain) amortization	4,125	3,204	246	200	(299)	(309)
Net periodic benefit cost	$11,772	$11,167	$1,404	$1,234	$81	$76

	Six Months Ended February 28,
	Qualified Pension Benefits		Nonqualified Pension Benefits		Other Benefits
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit costs:	(Dollars in thousands)
Service cost	$22,695	$21,864	$1,663	$1,514	$420	$422
Interest cost	18,053	17,449	670	577	563	570
Expected return on assets	(25,158)	(23,488)	—	—	—	—
Prior service (credit) cost amortization	(298)	100	(15)	(24)	(223)	(223)
Actuarial loss (gain) amortization	8,249	6,408	491	400	(599)	(617)
Net periodic benefit cost	$23,541	$22,333	$2,809	$2,467	$161	$152

Employer Contributions

    Contributions depend primarily on market returns on the pension plan assets and minimum funding level requirements. No contributions were made to the pension plans during the six months ended February 28, 2026, and we do not anticipate being required to make contributions to our pension plans in fiscal 2026, although we may voluntarily elect to do so.

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

Effective September 1, 2025, we implemented a new product-line operating model, which changed the manner in which our chief operating decision maker ("CODM"), our Chief Executive Officer, evaluates performance and allocates resources in managing the business. As a result of this change, all prior period segment information has been recast to conform to the current year presentation. We define our operating segments in accordance with ASC Topic 280, Segment Reporting, and have three reportable segments: Energy, Grains and Agronomy. The primary measure of segment profit or loss used by our CODM to regularly evaluate financial performance, make key operating decisions and determine resource allocation of and among each operating segment is income before income taxes ("IBIT"). Our CODM regularly reviews discrete financial information, including IBIT, that compares actual results to the prior period, current period budget and current period forecast by each reportable segment. We have identified our significant segment expenses as cost of goods sold ("COGS") and marketing, general and administrative expenses. Total assets is not a measure by which the CODM assesses our performance or allocates resources, and asset information is therefore not included within our segment reporting disclosures.

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

Segment information for the three and six months ended February 28, 2026 and 2025, is presented in the tables below.

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Three Months Ended February 28, 2026	(Dollars in thousands)
Revenues, including intersegment revenues	$2,110,316	$5,179,956	$1,043,541	$8,333,813	$96,381	$(76,403)	$8,353,791
Intersegment revenues	(18,747)	(2,868)	(11,468)	(33,083)	(43,320)	76,403	—
Revenues, net of intersegment revenues	$2,091,569	$5,177,088	$1,032,073	$8,300,730	$53,061	$—	$8,353,791
Cost of goods sold (a)	2,142,197	5,144,078	1,014,296	8,300,571	27,402	—	8,327,973
Marketing, general and administrative expenses	85,957	86,581	74,581	247,119	20,490	—	267,609
Interest expense	1,016	10,092	32,055	43,163	5,642	(5,048)	43,757
Other losses (income)	243	(21,739)	(14,521)	(36,017)	(3,988)	5,048	(34,957)
Equity (income) losses from investments	(4,202)	(23,988)	(62,846)	(91,036)	5,422	—	(85,614)
Loss before income taxes	$(133,642)	$(17,936)	$(11,492)	$(163,070)	$(1,907)	$—	$(164,977)

Capital expenditures (b)	$46,300	$41,509	$13,335	$101,144	$10,767	$—	$111,911
Depreciation and amortization	$103,838	$45,989	$19,282	$169,109	$3,519	$—	$172,628

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Three Months Ended February 28, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$1,917,397	$4,975,366	$945,335	$7,838,098	$89,020	$(130,927)	$7,796,191
Intersegment revenues	(102,555)	619	(226)	(102,162)	(28,765)	130,927	—
Revenues, net of intersegment revenues	$1,814,842	$4,975,985	$945,109	$7,735,936	$60,255	$—	$7,796,191
Cost of goods sold (a)	1,818,633	4,937,014	923,205	7,678,852	41,024	—	7,719,876
Marketing, general and administrative expenses	78,979	85,964	66,718	231,661	16,607	—	248,268
Interest expense	(1,467)	8,777	22,357	29,667	2,958	(7,420)	25,205
Other losses (income)	312	(33,421)	(3,964)	(37,073)	9,277	7,420	(20,376)
Equity income from investments	(2,149)	(13,956)	(51,849)	(67,954)	(24,116)	—	(92,070)
(Loss) income before income taxes	$(79,466)	$(8,393)	$(11,358)	$(99,217)	$14,505	$—	$(84,712)

Capital expenditures (b)	$84,128	$92,084	$21,957	$198,169	$1,400	$—	$199,569
Depreciation and amortization	$86,664	$51,992	$14,589	$153,245	$1,784	$—	$155,029
(a) Cost of goods sold is presented net of intersegment cost of goods sold.
(b) Includes amounts related to acquisition of property, plant and equipment and expenditures for major maintenance.

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Six Months Ended February 28, 2026	(Dollars in thousands)
Revenues, including intersegment revenues	$4,478,104	$10,398,857	$2,288,052	$17,165,013	$176,773	$(123,891)	$17,217,895
Intersegment revenues	(21,658)	(6,415)	(17,974)	(46,047)	(77,844)	123,891	—
Revenues, net of intersegment revenues	$4,456,446	$10,392,442	$2,270,078	$17,118,966	$98,929	$—	$17,217,895
Cost of goods sold (a)	4,270,737	10,271,920	2,212,143	16,754,800	47,925	—	16,802,725
Marketing, general and administrative expenses	167,455	178,726	151,061	497,242	38,487	—	535,729
Interest expense	295	35,307	55,397	90,999	6,140	(16,031)	81,108
Other losses (income)	354	(60,096)	(16,790)	(76,532)	(9,312)	16,031	(69,813)
Equity income from investments	(1,100)	(51,721)	(157,045)	(209,866)	(29,199)	—	(239,065)
Income before income taxes	$18,705	$18,306	$25,312	$62,323	$44,888	$—	$107,211

Capital expenditures (b)	$69,264	$111,102	$22,386	$202,752	$29,141	$—	$231,893
Depreciation and amortization	$205,417	$91,810	$39,261	$336,488	$6,976	$—	$343,464

	Energy	Grains	Agronomy	Total Reportable Segments	Corporate and Services	Reconciling Amounts	Total
Six Months Ended February 28, 2025	(Dollars in thousands)
Revenues, including intersegment revenues	$4,217,802	$10,655,225	$2,209,538	$17,082,565	$181,215	$(173,477)	$17,090,303
Intersegment revenues	(106,490)	(68)	(395)	(106,953)	(66,524)	173,477	—
Revenues, net of intersegment revenues	$4,111,312	$10,655,157	$2,209,143	$16,975,612	$114,691	$—	$17,090,303
Cost of goods sold (a)	4,022,338	10,391,265	2,131,258	16,544,861	68,451	—	16,613,312
Marketing, general and administrative expenses	161,928	179,073	133,451	474,452	36,666	—	511,118
Interest expense	(3,533)	18,798	46,965	62,230	3,802	(13,179)	52,853
Other (income) losses	(4,215)	(44,616)	(12,857)	(61,688)	1,769	13,179	(46,740)
Equity income from investments	(1,464)	(47,970)	(106,423)	(155,857)	(58,508)	—	(214,365)
(Loss) income before income taxes	$(63,742)	$158,607	$16,749	$111,614	$62,511	$—	$174,125

Capital expenditures (b)	$171,732	$187,562	$39,847	$399,141	$4,161	$—	$403,302
Depreciation and amortization	$173,249	$98,210	$27,786	$299,245	$3,467	$—	$302,712
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

Derivative assets and liabilities with maturities of less than 12 months are recorded in other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of current derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 28, 2026, and August 31, 2025, was $267.7 million and $177.2 million, respectively. The amount of current derivative liabilities recorded on our Condensed Consolidated Balance

Sheets as of February 28, 2026, and August 31, 2025, was $367.4 million and $178.0 million, respectively. Derivative assets and liabilities with maturities greater than 12 months are recorded in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The amount of long-term derivative assets recorded on our Condensed Consolidated Balance Sheets as of February 28, 2026, and August 31, 2025, was $5.4 million and $2.0 million, respectively. The amount of long-term derivative liabilities recorded on our Condensed Consolidated Balance Sheets as of February 28, 2026, and August 31, 2025, was $1.3 million and $1.7 million, respectively.

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

	February 28, 2026
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$191,894	$—	$47,775	$144,119
Foreign exchange derivatives	79,046	—	7,068	71,978
Total	$270,940	$—	$54,843	$216,097
Derivative liabilities
Commodity derivatives	$333,249	$528	$48,327	$284,394
Foreign exchange derivatives	34,608	—	7,068	27,540
Total	$367,857	$528	$55,395	$311,934

	August 31, 2025
		Amounts Not Offset on Condensed Consolidated Balance Sheet but Eligible for Offsetting
	Gross Amount Recognized	Cash Collateral	Derivative Instruments	Net Amount
Derivative assets	(Dollars in thousands)
Commodity derivatives	$130,491	$—	$10,715	$119,776
Foreign exchange derivatives	43,527	—	9,379	34,148
Total	$174,018	$—	$20,094	$153,924
Derivative liabilities
Commodity derivatives	$166,122	$232	$10,715	$155,175
Foreign exchange derivatives	11,771	—	9,379	2,392
Total	$177,893	$232	$20,094	$157,567

    The following table sets forth the pretax gains (losses) on derivatives not accounted for as hedging instruments that have been included in our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2026 and 2025.

		Three Months Ended February 28,		Six Months Ended February 28,
	Location of Gain (Loss)	2026	2025	2026	2025
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$(105,783)	$(22,912)	$(118,619)	$49,544
Foreign exchange derivatives	Cost of goods sold	16,490	12,851	10,486	4,010
Foreign exchange derivatives	Marketing, general and administrative expenses	724	2,191	956	(68)
Total		$(88,569)	$(7,870)	$(107,177)	$53,486

Commodity Contracts

    As of February 28, 2026, and August 31, 2025, we had outstanding commodity futures and options contracts that were used as economic hedges, as well as fixed-price forward contracts related to physical purchases and sales of commodities. The table below presents the notional volumes for all outstanding commodity contracts.

	February 28, 2026		August 31, 2025
	Long	Short	Long	Short
	(Units in thousands)
Grain and oilseed (bushels)	550,655	935,048	468,345	702,025
Energy products (barrels)	15,056	14,538	10,059	6,687
Processed grain and oilseed (tons)	1,229	2,714	1,168	2,429
Crop nutrients (tons)	9	37	29	32
Natural gas (metric million Btu)	420	—	180	—

Foreign Exchange Contracts

    We conduct a substantial portion of our business in U.S. dollars, but we are exposed to risks relating to foreign currency fluctuations, primarily due to global grain marketing transactions in South America, the Asia Pacific region and Europe and purchases of products from Canada. We use foreign currency derivative instruments to mitigate the impact of exchange rate fluctuations. Although CHS has some risk exposure relating to foreign currency transactions, a larger impact with exchange rate fluctuations is the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply. The notional amount of our foreign exchange derivative contracts was $1.8 billion and $1.7 billion as of February 28, 2026, and August 31, 2025, respectively.

Derivatives Designated as Cash Flow Hedging Strategies

    Certain pay-fixed, receive-variable, cash-settled swaps are designated as cash flow hedges of future crude oil purchases in our Energy segment. We also designate certain pay-variable, receive-fixed, cash-settled swaps as cash flow hedges of future refined energy product sales. These hedging instruments and the related hedged items are exposed to significant market price risk and potential volatility. As part of our risk management strategy, we look to hedge a portion of our expected future crude oil needs and the resulting refined product output based on prevailing futures prices, management's expectations about future commodity price changes and our risk appetite. We may also elect to dedesignate certain derivative instruments previously designated as cash flow hedges as part of our risk management strategy. Amounts recorded in other comprehensive income for these dedesignated derivative instruments remain in other comprehensive income and are recognized in earnings in the period in which the underlying transactions affect earnings. The aggregate notional amounts of cash flow hedges were 6.0 million and 5.1 million barrels as of February 28, 2026, and August 31, 2025, respectively.

    The following table presents the fair value of our commodity derivative instruments designated as cash flow hedges and the locations on our Condensed Consolidated Balance Sheets in which they are recorded.

	Derivative Assets			Derivative Liabilities
Balance Sheet Location	February 28, 2026	August 31, 2025	Balance Sheet Location	February 28, 2026	August 31, 2025
	(Dollars in thousands)			(Dollars in thousands)
Other current assets	$2,138	$5,197	Other current liabilities	$846	$1,786

    The following table presents the pretax gains (losses) recorded in other comprehensive income relating to cash flow hedges for the three and six months ended February 28, 2026 and 2025.

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(Dollars in thousands)
Commodity derivatives	$(537)	$6	$(2,119)	$1,829

    The following table presents the pretax gains relating to our existing cash flow hedges that were reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2026 and 2025.

		Three Months Ended February 28,		Six Months Ended February 28,
	Location of Gain	2026	2025	2026	2025
		(Dollars in thousands)
Commodity derivatives	Cost of goods sold	$700	$3,568	$3,895	$8,097

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

    Recurring fair value measurements as of February 28, 2026, and August 31, 2025, are as follows:

	February 28, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$853	$193,179	$—	$194,032
Foreign exchange derivatives	—	79,046	—	79,046
Segregated investments and marketable securities	33,028	125,610	—	158,638
Time deposits	—	148,211	—	148,211
Money market funds	108,190	—	—	108,190
Other assets	34,874	—	—	34,874
Total	$176,945	$546,046	$—	$722,991
Liabilities
Commodity derivatives	$1,186	$332,909	$—	$334,095
Foreign exchange derivatives	—	34,608	—	34,608
Total	$1,186	$367,517	$—	$368,703

	August 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	(Dollars in thousands)
Commodity derivatives	$3,153	$132,535	$—	$135,688
Foreign exchange derivatives	—	43,527	—	43,527
Segregated investments and marketable securities	34,303	135,675	—	169,978
Money market funds	78,393	—	—	78,393
Other assets	32,139	—	—	32,139
Total	$147,988	$311,737	$—	$459,725
Liabilities
Commodity derivatives	$1,110	$166,798	$—	$167,908
Foreign exchange derivatives	—	11,771	—	11,771
Total	$1,110	$178,569	$—	$179,679

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

Segregated investments and marketable securities. Our segregated investments and marketable securities primarily include investments in U.S. Treasury securities, common stock and various government agency obligations.

Time deposits, money market funds and other assets. Our time deposits, money market funds and other assets primarily include investments in foreign time deposits with original maturities greater than 90 days, money market sweep accounts and rabbi trust assets.

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

Guarantees

    We are a guarantor for lines of credit and performance obligations of related, nonconsolidated companies. Our bank covenants allow maximum guarantees of $1.1 billion, of which $178.8 million were outstanding on February 28, 2026. We have collateral for a portion of these contingent obligations. We have not recorded a liability related to the contingent obligations as we do not expect to pay out any cash related to them, and the fair values are considered immaterial. The underlying loans to the counterparties for which we provide these guarantees were current as of February 28, 2026.

Note 14        Supplemental Balance Sheet

    Other current assets; property, plant, and equipment, net; and other current liabilities as of February 28, 2026, and August 31, 2025, are as follows:

	February 28, 2026	August 31, 2025
Other current assets	(Dollars in thousands)
Derivative assets (Note 11)	$267,685	$177,231
Margin and related deposits	205,775	183,817
Prepaid expenses	201,326	204,826
Supplier advance payments	559,751	104,866
Restricted cash	75,194	71,434
Other	207,562	59,416
Total other current assets	$1,517,293	$801,590

Property, plant, and equipment
Property, plant, and equipment	$12,336,813	$12,170,231
Accumulated depreciation	(6,905,066)	(6,668,937)
Property, plant, and equipment, net	$5,431,747	$5,501,294

Other current liabilities
Customer margin deposits and credit balances	$103,591	$94,148
Customer advance payments	853,934	233,804
Derivative liabilities (Note 11)	367,433	178,017
Dividends and equity payable	118,080	120,000
Total other current liabilities	$1,443,038	$625,969

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
•Fiscal 2026 Second Quarter Highlights
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

Fiscal 2026 Second Quarter Highlights

•In our Energy segment, significantly higher renewable energy credits expenses and unfavorable hedging results offset strong operational execution and improved crack spreads.
•Continued headwinds in Grains, including weaker soy and canola crush margins, were partially offset by stronger feed grains export volumes and retail margins.
•Decreased sales volumes in crop nutrients and crop protection product lines, due to a weaker U.S. farm economy, were partially offset by continued strong performance from our CF Nitrogen joint venture in our Agronomy segment.

Fiscal 2026 Trends Update

Our segments operate in cyclical environments in which market conditions can change rapidly with significant positive or negative impacts on our results. We anticipate various macroeconomic factors will continue to drive uncertainty and instability in global energy and agricultural commodity markets, as well as global financial markets, which could have a significant impact on each of our segments during fiscal 2026. These factors include, among others, the ongoing war between Russia and Ukraine and conflict in the Middle East, including Iran, and other regions; shifts in global trade flows for commodities, including global economic impacts from supply disruptions associated with the conflict with Iran and access to the Strait of Hormuz; global competitiveness giving rise to a weak export market for U.S.-sourced agricultural products; potential changes in U.S. trade policy, including increased or fluctuating tariffs; a changing interest rate environment; and continued pricing pressures impacting costs of labor, freight and materials. These factors, or any form of them, could cause significant margin pressure and lower profitability. However, to mitigate these impacts, we evaluate the economic environment and adjust our operations and business strategies appropriately to help improve our position in the market. In addition to these broad macroeconomic factors, other factors could impact demand and pricing for agricultural inputs and outputs, as well as our ability to supply those inputs and outputs while remaining profitable. These include the cost of renewable energy credits, the prices of which have been volatile in recent years and could positively or negatively impact our profitability. For example, the U.S. Environmental Protection Agency ("EPA") issued a renewable volume obligation ("RVO") in March 2026, which, as discussed in the MD&A Operating Metrics section, creates price uncertainty and volatility, while also potentially significantly increasing the cost of our compliance with the program. Given the nature of our business, market dynamics and other mechanisms, it is possible the potential RVO compliance costs may be partially or wholly offset by certain other opportunities in both our Energy and Grains businesses, but it is unknown if those opportunities will materialize in the future. Additional factors that could impact demand and pricing of agricultural inputs and outputs include a weaker farm economy and regional factors, such as unpredictable weather conditions, including those due to climate change. We currently expect global economic factors impacting energy and agricultural commodities to be volatile and have the potential to be headwinds or tailwinds dependent on future global market conditions as they evolve throughout the remainder of fiscal 2026. Further, in light of uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us; however, we currently expect the trend of volatile energy and agricultural commodities to persist throughout fiscal 2026. Refer to Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2025, for additional considerations these and other risks may have on our business operations and financial performance.

We will continue to execute our enterprise priorities for fiscal 2026, including maximizing our segments through our integrated supply chains and capitalizing on domestic and global opportunities, as we navigate uncertain market conditions for energy and agricultural commodities.

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

The following table provides information about our consolidated refinery operations.

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Refinery throughput volumes	(Barrels per day)
Heavy, high-sulfur crude oil	111,345	106,692	112,043	108,521
All other crude oil	71,090	67,369	71,630	68,346
Other feedstocks and blendstocks	17,811	14,095	18,715	16,292
Total refinery throughput volumes	200,246	188,156	202,388	193,159
Refined fuel yields
Gasolines	92,712	87,303	94,681	90,638
Distillates	89,107	83,054	89,187	84,796

We are subject to the Renewable Fuel Standard that requires refiners to blend renewable fuels (e.g., ethanol and biodiesel) into their finished transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In March 2026, the EPA issued a final RVO for calendar years 2026 and 2027 that increased the renewable fuel percentage standards compared with the previous RVO. The new RVO represents the highest blending obligation ever issued by the EPA.

We generate RINs through our blending activities, but we cannot generate enough RINs to meet the needs of our refining capacity; therefore, RINs must be purchased on the open market. The price of RINs can be volatile, with prices for D6 ethanol RINs and D4 biodiesel RINs both increasing by approximately 72% during the three months ended February 28, 2026, compared to the same period during the prior fiscal year. The final RVO has impacted the demand for RINs, and we expect continued price volatility with the potential for further RINs price increases in fiscal 2026 and beyond. Estimates of our RINs expenses are calculated using an average of RINs prices each month.

In addition to our internal operational reliability, the profitability of our Energy segment is largely driven by crack spreads (i.e., the price differential between refined products and crude oil inputs) and Western Canadian Select ("WCS") crude oil discounts (i.e., the price discount for WCS crude oil relative to West Texas Intermediate ("WTI") crude oil), which are driven by supply and demand of refined products. Supply and demand in the global and North American refined product markets resulted in increased crack spreads during both the three and six months ended February 28, 2026, compared to the same periods of the prior year. The table below provides information about average market reference prices and differentials that impacted our Energy segment.

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Market indicators
WTI crude oil (dollars per barrel)	$60.81	$72.00	$60.93	$71.06
WTI - WCS crude oil discount (dollars per barrel)	$12.88	$12.11	$12.12	$12.58
Group 3 2:1:1 crack spread (dollars per barrel)*	$17.04	$14.31	$21.82	$15.59
Group 3 5:3:2 crack spread (dollars per barrel)*	$15.09	$13.44	$19.79	$14.79
D6 ethanol RIN (dollars per RIN)	$1.2076	$0.7025	$1.1031	$0.6828
D4 biodiesel RIN (dollars per RIN)	$1.2536	$0.7276	$1.1363	$0.6954
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

		Three Months Ended February 28,		Six Months Ended February 28,
	Market Source*	2026	2025	2026	2025
Commodity prices
Corn (dollars per bushel)	Chicago Board of Trade	$4.36	$4.65	$4.32	$4.42
Soybeans (dollars per bushel)	Chicago Board of Trade	$10.84	$10.17	$10.82	$10.13
Wheat (dollars per bushel)	Chicago Board of Trade	$5.45	$5.49	$5.35	$5.56
Ethanol (dollars per gallon)	Chicago Platts	$1.66	$1.68	$1.77	$1.66

Volumes
Grain and oilseed (thousands of bushels)		623,484	573,766	1,296,764	1,201,791
North American grain and oilseed port throughput (thousands of bushels)		265,709	184,162	519,426	385,631
Ethanol (thousands of gallons)		159,609	143,265	324,730	280,012
*Market source information represents the average week-end or month-end price during the period.

Agronomy

    Our Agronomy segment is primarily composed of our wholesale and retail agronomy activities within our crop nutrients and crop protection product lines. This segment provides innovative agriculture solutions to farmers and retailers. Dedicated to supporting farmer success with effective agronomy practices, we offer crop nutrients, crop protection products and seed, including both proprietary and third-party brands. Our Agronomy segment includes our Nitrogen Production business consisting of our equity method investment in CF Nitrogen. Products in the Agronomy segment are supported by wholesale and retail channels from investment in domestic manufacturing and strategic relationships with suppliers around the world. Profitability in our Agronomy segment is largely driven by the relationship between global and regional supply and demand for the underlying products and raw materials, costs of inputs used in the fertilizer manufacturing process and strength of the agricultural industry throughout the trade territories in which we operate. The table below provides information about average market prices for agricultural commodities, as well as sales and throughput volumes for our Agronomy segment.

		Three Months Ended February 28,		Six Months Ended February 28,
	Market Source*	2026	2025	2026	2025
Commodity prices
Urea (dollars per ton)	Green Markets NOLA	$406.50	$358.58	$393.40	$337.63
Urea ammonium nitrate (dollars per ton)	Green Markets NOLA	$313.28	$256.00	$320.32	$235.32

Volumes
Wholesale crop nutrients (thousands of tons)		1,638	1,656	3,195	3,486
*Market source information represents the average week-end or month-end price during the period.

Results of Operations

Three Months Ended February 28, 2026 and 2025

	Three Months Ended February 28,
	2026	% of Revenues*	2025	% of Revenues*
	(Dollars in thousands)
Revenues	$8,353,791	100.0%	$7,796,191	100.0%
Cost of goods sold	8,327,973	99.7	7,719,876	99.0
Gross profit	25,818	0.3	76,315	1.0
Marketing, general and administrative expenses	267,609	3.2	248,268	3.2
Operating loss	(241,791)	(2.9)	(171,953)	(2.2)
Interest expense	43,757	0.5	25,205	0.3
Other income	(34,957)	(0.4)	(20,376)	(0.3)
Equity income from investments	(85,614)	(1.0)	(92,070)	(1.2)
(Loss) income before income taxes	(164,977)	(2.0)	(84,712)	(1.1)
Income tax benefit	(17,787)	(0.2)	(8,709)	(0.1)
Net loss	(147,190)	(1.8)	(76,003)	(1.0)
Net loss attributable to noncontrolling interests	(138)	—	(249)	—
Net loss attributable to CHS Inc.	$(147,052)	(1.8%)	$(75,754)	(1.0%)
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The table below details revenues, net of intersegment revenues, and IBIT by segment for the three months ended February 28, 2026.

	Energy	Grains	Agronomy	Corporate and Services	Total
Three Months Ended February 28, 2026	(Dollars in thousands)
Revenues	$2,091,569	$5,177,088	$1,032,073	$53,061	$8,353,791
(Loss) income before income taxes	$(133,642)	$(17,936)	$(11,492)	$(1,907)	$(164,977)

Operating Segments

Energy

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,091,569	$1,814,842	$276,727	15.2%
(Loss) income before income taxes	$(133,642)	$(79,466)	$(54,176)	(68.2%)

    The following commentary presents the changes in our Energy segment for the three months ended February 28, 2026, compared to the three months ended February 28, 2025.

	Revenues	IBIT
For the three months ended Feb 28, 2026:	(Dollars in thousands)
Volume	$483,007	$(4,507)
Price impact on revenues and margin impact on IBIT	(206,280)	(42,330)
Other IBIT	—	(7,339)
Total change	$276,727	$(54,176)

Total Energy segment revenues increased $276.7 million, or 15.2%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the following:
•Higher bulk sales volumes drove revenues growth.
•This benefit was partially offset by lower commodity selling prices for refined fuels and propane products.

Energy segment IBIT decreased $54.2 million, or 68.2%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the following:
•Increased RINs expenses, unrealized hedging losses and higher amortization expense, resulting from the 2025 turnaround at our McPherson refinery, contributed to a decrease in IBIT.
•These headwinds were partially offset by higher crack spreads and improved sales mix of higher-margin, produced refined fuels products.

Grains

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$5,177,088	$4,975,985	$201,103	4.0%
(Loss) income before income taxes	$(17,936)	$(8,393)	$(9,543)	(113.7%)

    The following commentary presents the changes in our Grains segment for the three months ended February 28, 2026, compared to the three months ended February 28, 2025.

	Revenues	IBIT
For the three months ended Feb 28, 2026:	(Dollars in thousands)
Volume	$339,671	$748
Price impact on revenues and margin impact on IBIT	(138,568)	(6,709)
Other IBIT	—	(3,582)
Total change	$201,103	$(9,543)

Total Grains segment revenues increased $201.1 million, or 4.0%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily as a result of the following:
•Higher volumes increased Grains segment revenues, driven by strong feed grains exports and wheat performance, partially offset by lower oilseed exports.
•Lower selling prices for feed grains and wheat commodities contributed to a decrease in Grains segment price, partially offset by a benefit from higher oilseed commodity selling prices.

Grains segment IBIT decreased $9.5 million, or 113.7%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily as a result of the following:
•Lower oilseed crush margins, primarily from soy and canola, decreased IBIT.
•These impacts were partially offset by higher volumes of feed grains exports, strong retail margins and the timing impact of mark-to-market adjustments associated with commodity derivatives.

Agronomy

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$1,032,073	$945,109	$86,964	9.2%
(Loss) income before income taxes	$(11,492)	$(11,358)	$(134)	(1.2%)

The following commentary presents the changes in our Agronomy segment for the three months ended February 28, 2026, compared to the three months ended February 28, 2025.

	Revenues	IBIT
For the three months ended Feb 28, 2026:	(Dollars in thousands)
Volume	$(10,756)	$(1,289)
Price impact on revenues and margin impact on IBIT	97,720	(2,838)
Other IBIT	—	3,993
Total change	$86,964	$(134)

    Total Agronomy segment revenues increased $87.0 million, or 9.2%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the following:
•Higher crop nutrients per-ton prices, due to tight market supply, increased revenues.
•This was partially offset by lower sales volumes, driven primarily by deferred demand from a weaker U.S. farm economy, which decreased revenues.

    Total Agronomy segment IBIT decreased $0.1 million, or 1.2%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the following:
•Decreased wholesale and retail crop nutrients margins lowered IBIT.
•This decrease was partially offset by continued strong performance from our investment in CF Nitrogen, driven by higher urea and UAN prices.

Other Business Activities

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$53,061	$60,255	$(7,194)	(11.9%)
Corporate and Services IBIT	$(1,907)	$14,505	$(16,412)	(113.1%)

During the three months ended February 28, 2026, compared to same period in the prior fiscal year, lower transportation volumes negatively impacted Corporate and Services revenues, while IBIT decreased due to performance from our equity method investments in Ventura Foods and Ardent Mills.

Cost of Goods Sold

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$8,327,973	$7,719,876	$608,097	7.9%

Consolidated cost of goods sold increased $608.1 million, or 7.9%, during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the following:
•Increased bulk sales volumes of refined fuels and propane products, increased RINs expenses and unrealized hedging losses increased COGS in our Energy segment.
•Higher sales volumes of feed grains in our Grains segment contributed to increased COGS.
•Higher crop nutrients per-ton prices increased COGS in our Agronomy segment.

Marketing, General and Administrative Expenses

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$267,609	$248,268	$19,341	7.8%

    Marketing, general and administrative expenses increased during the three months ended February 28, 2026, driven primarily by compensation and benefit expenses and amortization related to our enterprise resource planning system.

Interest Expense

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest expense	$43,757	$25,205	$18,552	73.6%

    Interest expense increased during the three months ended February 28, 2026, as a result of higher short-term notes payable and long-term debt balances compared to the same period in the prior fiscal year.

Other Income

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Other income	$34,957	$20,376	$14,581	71.6%

    Other income increased during the three months ended February 28, 2026, primarily due to increased gains on investments and interest income compared to the same period in the prior fiscal year.

Equity Income from Investments

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$85,614	$92,070	$(6,456)	(7.0%)
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments decreased during the three months ended February 28, 2026, as compared to the same period during the prior fiscal year, primarily due to results from our investment in Ventura Foods and lower income from our investment in Ardent Mills compared to the same period in the prior fiscal year.

Income Tax Benefit

	Three Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income tax benefit	$(17,787)	$(8,709)	$(9,078)	(104.2%)

    Increased income tax benefit during the three months ended February 28, 2026, reflects the mix of full-year earnings projected across business units relative to the prior year and current equity assumptions, along with the benefits associated with certain tax credits. Effective tax rates for the three months ended February 28, 2026 and 2025, were (10.8)% and (10.3)%, respectively. Federal and state statutory rates of 24.2% and 24.5% were applied to nonpatronage business activity for the three months ended February 28, 2026 and 2025, respectively. Income tax expense and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

Results of Operations

Six Months Ended February 28, 2026 and 2025

	Six Months Ended February 28,
	2026	% of Revenues*	2025	% of Revenues*
	(Dollars in thousands)
Revenues	$17,217,895	100.0%	$17,090,303	100.0%
Cost of goods sold	16,802,725	97.6	16,613,312	97.2
Gross profit	415,170	2.4	476,991	2.8
Marketing, general and administrative expenses	535,729	3.1	511,118	3.0
Operating loss	(120,559)	(0.7)	(34,127)	(0.2)
Interest expense	81,108	0.5	52,853	0.3
Other income	(69,813)	(0.4)	(46,740)	(0.3)
Equity income from investments	(239,065)	(1.4)	(214,365)	(1.3)
Income before income taxes	107,211	0.6	174,125	1.0
Income tax (benefit) expense	(6,056)	—	4,535	—
Net income	113,267	0.7	169,590	1.0
Net (loss) income attributable to noncontrolling interests	(164)	—	554	—
Net income attributable to CHS Inc.	$113,431	0.7%	$169,036	1.0%
*Amounts less than 0.1% are shown as zero percent. Percentage totals may differ due to rounding.

    The table below details revenues, net of intersegment revenues, and IBIT by segment for the six months ended February 28, 2026.

	Energy	Grains	Agronomy	Corporate and Services	Total
Six Months Ended February 28, 2026	(Dollars in thousands)
Revenues	$4,456,446	$10,392,442	$2,270,078	$98,929	$17,217,895
Income before income taxes	$18,705	$18,306	$25,312	$44,888	$107,211

Operating Segments

Energy

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$4,456,446	$4,111,312	$345,134	8.4%
Income (loss) before income taxes	$18,705	$(63,742)	$82,447	129.3%

    The following commentary presents the changes in our Energy segment for the six months ended February 28, 2026, compared to the six months ended February 28, 2025.

	Revenues	IBIT
For the six months ended Feb 28, 2026:	(Dollars in thousands)
Volume	$658,251	$323
Price impact on revenues and margin impact on IBIT	(313,117)	96,412
Other IBIT	—	(14,288)
Total change	$345,134	$82,447

Total Energy segment revenues increased $345.1 million, or 8.4%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily due to the following:
•Strong sales volumes were reflective of refined fuels and propane products, driven by heavy fall harvest activity and higher bulk sales volumes.
•This benefit was partially offset by lower commodity selling prices for refined fuels and propane products.

Energy segment IBIT increased $82.4 million, or 129.3%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily due to the following:
•Higher crack spreads and improved sales mix of higher-margin, produced refined fuels products contributed to an increase in IBIT.
•These benefits were partially offset by increased RINs expenses and unrealized hedging losses.

Grains

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$10,392,442	$10,655,157	$(262,715)	(2.5%)
Income before income taxes	$18,306	$158,607	$(140,301)	(88.5%)

    The following commentary presents the changes in our Grains segment for the six months ended February 28, 2026, compared to the six months ended February 28, 2025.

	Revenues	IBIT
For the six months ended Feb 28, 2026:	(Dollars in thousands)
Volume	$233,909	$495
Price impact on revenues and margin impact on IBIT	(496,624)	(143,865)
Other IBIT	—	3,069
Total change	$(262,715)	$(140,301)

Total Grains segment revenues decreased $262.7 million, or 2.5%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily as a result of the following:
•Lower selling prices for oilseed and wheat commodities, stemming from continued headwinds due to global trade factors and challenged U.S. soybean markets, contributed to the Grains segment price decrease.
•These were partially offset by strong feed grains exports and improved winter and white wheat sales volumes.

Grains segment IBIT decreased $140.3 million, or 88.5%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily as a result of the following:
•IBIT was negatively impacted by lower oilseeds export volumes, lower oilseed crush margins, weaker retail and wholesale wheat margins and timing of mark-to-market adjustments associated with commodity derivatives.

Agronomy

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Revenues	$2,270,078	$2,209,143	$60,935	2.8%
Income before income taxes	$25,312	$16,749	$8,563	51.1%

The following commentary presents the changes in our Agronomy segment for the six months ended February 28, 2026, compared to the six months ended February 28, 2025.

	Revenues	IBIT
For the six months ended Feb 28, 2026:	(Dollars in thousands)
Volume	$(135,796)	$(3,434)
Price impact on revenues and margin impact on IBIT	196,731	(16,516)
Other IBIT	—	28,513
Total change	$60,935	$8,563

    Total Agronomy segment revenues increased $60.9 million, or 2.8%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily due to the following:
•Crop nutrients and crop protection pricing increased revenues, driven primarily by higher crop nutrients per-ton prices.
•This increase was partially offset by lower crop nutrients sales volumes, reflecting a weaker U.S. farm economy.

    Total Agronomy segment IBIT increased $8.6 million, or 51.1%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily due to the following:
•Strong performance from our investment in CF Nitrogen, driven by higher urea and UAN prices, increased IBIT.
•This increase was partially offset by declines in margin and volumes across crop nutrients and crop protection products, due largely to deferred demand and higher product costs.

Other Business Activities

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Corporate and Services revenues	$98,929	$114,691	$(15,762)	(13.7%)
Corporate and Services IBIT	$44,888	$62,511	$(17,623)	(28.2%)

During the six months ended February 28, 2026, as compared to same period in the prior fiscal year, lower transportation volumes negatively impacted Corporate and Services revenues, while IBIT decreased due to performance from our equity method investments in Ventura Foods and Ardent Mills.

Cost of Goods Sold

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Cost of goods sold	$16,802,725	$16,613,312	$189,413	1.1%

Consolidated cost of goods sold increased $189.4 million, or 1.1%, during the six months ended February 28, 2026, compared to the six months ended February 28, 2025, primarily due to the following:
•Increased bulk sales volumes of refined fuels and propane products and increased RINs expenses increased COGS, although they were partially offset by favorable crack spreads and lower propane product costs in our Energy segment.
•Decreased wheat product costs and oilseed sales volumes reduced COGS in our Grains segment but were partially offset by increased feed grains and wheat sales volumes.
•Higher crop nutrients per-ton prices increased COGS in our Agronomy segment.

Marketing, General and Administrative Expenses

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Marketing, general and administrative expenses	$535,729	$511,118	$24,611	4.8%

    Marketing, general and administrative expenses increased during the six months ended February 28, 2026, driven primarily by compensation and benefit expenses and amortization related to our enterprise resource planning system.

Interest Expense

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest expense	$81,108	$52,853	$28,255	53.5%

    Interest expense increased during the six months ended February 28, 2026, as a result of higher short-term notes payable and long-term debt balances compared to the same period in the prior fiscal year.

Other Income

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Other income	$69,813	$46,740	$23,073	49.4%

    Other income increased during the six months ended February 28, 2026, primarily due to increased gains on investments and interest income compared to the same period in the prior fiscal year.

Equity Income from Investments

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Equity income from investments*	$239,065	$214,365	$24,700	11.5%
*For additional information, see Note 5, Investments, of the notes to the condensed consolidated financial statements that are included in this Quarterly Report on Form 10-Q.

    Equity income from investments increased during the six months ended February 28, 2026, as compared to the same period during the prior fiscal year, primarily due to higher equity income from our investment in CF Nitrogen as a result of higher urea and UAN prices, partially offset by natural gas costs.

Income Tax (Benefit) Expense

	Six Months Ended February 28,		Change
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income tax (benefit) expense	$(6,056)	$4,535	$(10,591)	(233.5%)

    Decreased income tax expense during the six months ended February 28, 2026, reflects the mix of full-year earnings projected across business units relative to the prior year and current equity assumptions, along with the benefit associated with certain tax credits. Effective tax rates for the six months ended February 28, 2026 and 2025, were (5.6)% and 2.6%, respectively. Federal and state statutory rates of 24.2% and 24.5% were applied to nonpatronage business activity for the six months ended February 28, 2026 and 2025, respectively. Income tax expense and effective tax rates vary each year based on profitability, changes in tax law, income tax credits and patronage business activity.

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

	February 28, 2026	August 31, 2025
	(Dollars in thousands)
Cash and cash equivalents	$248,472	$327,826
Notes payable	1,995,108	1,152,457
Long-term debt including current maturities	2,132,680	1,835,833
Total equities	11,060,295	11,080,174
Working capital	3,174,509	2,803,865
Current ratio*	1.4	1.5
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

Summary of Our Major Uses of Cash and Cash Equivalents

The following is a summary of our primary cash requirements for fiscal 2026:

•Capital expenditures. We expect total capital expenditures for fiscal 2026 to be approximately $522.0 million, compared to capital expenditures of $728.6 million in fiscal 2025, as we continue to invest in capital expenditures for projects to meet the evolving needs of our owners and customers and enhance value for the cooperative system during fiscal 2026. During the six months ended February 28, 2026, we acquired $221.0 million of property, plant and equipment.
•Major maintenance. We expect total major maintenance for fiscal 2026 to be approximately $76.3 million, compared to major maintenance of $271.4 million in fiscal 2025. Decreased major maintenance for fiscal 2026 is due to significantly reduced turnaround activities at our refineries compared to the turnaround at our McPherson refinery during fiscal 2025. During the six months ended February 28, 2026, we had $10.9 million in major maintenance.
•Debt and interest. We expect to repay approximately $91.8 million of long-term debt and finance lease obligations and incur interest payments related to long-term debt of approximately $102.7 million during fiscal 2026. During the six months ended February 28, 2026, we repaid $4.7 million of scheduled long-term debt maturities and finance lease obligations.
•Preferred stock dividends. We had approximately $2.3 billion of preferred stock outstanding as of February 28, 2026. We expect to pay dividends on our preferred stock of approximately $168.7 million during fiscal 2026. Dividends paid on our preferred stock during the six months ended February 28, 2026, were $84.3 million.
•Patronage. Our Board of Directors authorized approximately $30.0 million of our fiscal 2025 patronage-sourced earnings to be paid to our member-owners during fiscal 2026. During the six months ended February 28, 2026, we distributed $19.1 million of cash patronage related to the year ended August 31, 2025, with the remaining amount expected to be distributed in the third quarter of fiscal 2026.
•Equity redemptions. Our Board of Directors authorized approximately $90.0 million of equity redemptions to be distributed in fiscal 2026 in the form of redemptions of qualified and nonqualified equity owned by individual producer-members and association members. During the six months ended February 28, 2026, we redeemed $27.9 million of member equity.

We believe cash generated by operating and investing activities, along with available borrowing capacity under our credit facilities, will be sufficient to support our short-term (the next 12 months) and long-term (beyond 12 months) operations. Our notes payable and long-term debt are subject to various restrictive requirements for maintenance of minimum consolidated net worth and other financial ratios. We were in compliance with all debt covenants and restrictions as of February 28, 2026. Based on our current fiscal 2026 projections, we expect continued covenant compliance.

Working Capital

    We measure working capital as current assets less current liabilities as each amount appears on our condensed consolidated balance sheets. We believe this information is meaningful to investors as a measure of operational efficiency and short-term financial health. Working capital is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. Working capital as of February 28, 2026, and August 31, 2025, was as follows:

	February 28, 2026	August 31, 2025	Change
	(Dollars in thousands)
Current assets	$10,255,952	$8,086,351	$2,169,601
Less current liabilities	7,081,443	5,282,486	1,798,957
Working capital	$3,174,509	$2,803,865	$370,644

As of February 28, 2026, working capital increased by $370.6 million compared to August 31, 2025. Current asset balance changes increased working capital by $2.2 billion, primarily due to increases in inventories, which were driven by seasonality in our business. Current liability balance changes decreased working capital by $1.8 billion, primarily due to increases in notes payable, which were also driven by seasonality in our business.

We finance our working capital needs through committed and uncommitted lines of credit with domestic and international banks. We believe our current cash balances and available capacity on our committed and uncommitted lines of credit will provide adequate liquidity to meet our working capital needs.

Contractual Obligations

For information regarding our estimated contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended August 31, 2025. No material changes occurred during the six months ended February 28, 2026.

Cash Flows

    The following table presents summarized cash flow data for the six months ended February 28, 2026 and 2025:

	Six Months Ended February 28,
	2026	2025	Change
	(Dollars in thousands)
Net cash used in operating activities	$(906,831)	$(1,331,824)	$424,993
Net cash used in investing activities	(205,268)	(45,883)	(159,385)
Net cash provided by financing activities	1,036,262	1,032,179	4,083
Effect of exchange rate changes on cash and cash equivalents	243	(600)	843
Decrease in cash and cash equivalents and restricted cash	$(75,594)	$(346,128)	$270,534

    Cash flows from operating activities can fluctuate significantly from period to period as a result of various factors, including seasonality and timing differences associated with purchases, sales, taxes and other business decisions. The $425.0 million year-over-year decrease in cash used in operating activities primarily reflects increased accounts payable and accrued expenses, which was partially offset by changes in accounts receivable, during the first six months of fiscal 2026 as compared to the same period during fiscal 2025.
    The $159.4 million increase in cash used in investing activities primarily reflects purchases of investments in the current period, along with decreased proceeds from the sale of short-term investments, decreased business acquisitions and decreased acquisitions of property, plant and equipment during the first six months of fiscal 2026 compared to the same period during fiscal 2025.

    The $4.1 million increase in cash provided by financing activities primarily reflects net cash inflows associated with our notes payable and short-term funding needs for working capital, along with cash patronage.

Preferred Stock

    The following is a summary of our outstanding preferred stock as of February 28, 2026, all shares of which are listed on the Global Select Market of Nasdaq.

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

Critical Accounting Policies

    Our critical accounting policies as presented in the MD&A in our Annual Report on Form 10-K for the year ended August 31, 2025, have not materially changed during the six months ended February 28, 2026.

Recent Accounting Pronouncements

    Refer to Note 1, Basis of Presentation and Significant Accounting Policies, included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of applicable standards issued and not yet adopted.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not experience material changes in market risk exposures for the period ended February 28, 2026, that would affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of February 28, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2026, we implemented a new enterprise resource planning ("ERP") system in our Energy segment. This ERP system replaced an existing core financial system used in that segment. Our processes, procedures and controls have been refined as appropriate.

There were no other changes in internal control over financial reporting during the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

During the three months ended February 28, 2026, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

CHS Inc.
(Registrant)

Date:	April 8, 2026	By:	/s/ Olivia Nelligan
Olivia Nelligan
Executive Vice President, Chief Financial Officer and Chief Strategy Officer